Form 10-Q
period 2016-12-31
Tennessee Valley Authority
filed 2017-01-31
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	40
Executive Overview...............................................................................................................................................................	40
Results of Operations............................................................................................................................................................	41
Liquidity and Capital Resources............................................................................................................................................	45
Key Initiatives and Challenges..............................................................................................................................................	47
Environmental Matters..........................................................................................................................................................	53
Legal Proceedings................................................................................................................................................................	54
Off-Balance Sheet Arrangements.........................................................................................................................................	54
Critical Accounting Policies and Estimates...........................................................................................................................	54
New Accounting Standards and Interpretations....................................................................................................................	54
Corporate Governance..........................................................................................................................................................	54
Legislative and Regulatory Matters.......................................................................................................................................	55

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	55

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	56
Disclosure Controls and Procedures......................................................................................................................................	56
Changes in Internal Control over Financial Reporting............................................................................................................	56

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	57

ITEM 1A. RISK FACTORS...........................................................................................................................................................	57

ITEM 6. EXHIBITS.......................................................................................................................................................................	58

SIGNATURES...............................................................................................................................................................................	59

EXHIBIT INDEX............................................................................................................................................................................	60

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCP	Coal combustion products
CCR	Coal combustion residuals
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COL	Combined construction and operating license
COLA	Cost-of-living adjustment
CSAPR	Cross-State Air Pollution Rule
CT	Combustion turbine unit
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
DOE	Department of Energy
EPA	Environmental Protection Agency
ESPA	Early Site Permit Application
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	Government Accountability Office
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
IRP	Integrated Resource Plan
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
LPC	Local power company customer of TVA
LTDCP	Long-Term Deferred Compensation Plan
MATS	Mercury and Air Toxics Standards
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent System Operator, Inc.
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value

NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
OCI	Other comprehensive income (loss)
PM	Particulate matter
QER	Quadrennial Energy Review
QTE	Qualified technological equipment and software
REIT	Real Estate Investment Trust
SACE	Southern Alliance for Clean Energy
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SHLLC	Southaven Holdco LLC
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

•
The failure of TVA's generation, transmission, flood control, and related assets, including coal combustion residuals ("CCR") facilities, to operate as anticipated, resulting in lost revenues, damages, and other costs that are not reflected in TVA’s financial statements or projections;

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

See also Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TVA’s Annual Report on Form 10-K for the year ended September 30, 2016 (the “Annual Report”), and
Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for a discussion of factors that could cause actual results to differ materially from those in a forward-looking statement.  New factors emerge from time to time, and it is not possible for TVA to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

References to years (2017, 2016, etc.) in this Quarterly Report are to TVA’s fiscal years ending September 30.  Years that are preceded by “CY” are references to calendar years.

Notes

References to “Notes” are to the Notes to Consolidated Financial Statements contained in Part I, Item 1, Financial Statements in this Quarterly Report.

Available Information

TVA's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as all amendments to those reports, are available on TVA's web site, free of charge, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC").  TVA's web site is www.tva.gov.  Information contained on TVA’s web site shall not be deemed to be incorporated into, or to be a part of, this Quarterly Report.  All TVA SEC reports are available to the public without charge from the web site maintained by the SEC at www.sec.gov.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended December 31
(in millions)

	2016	2015
Operating revenues
Revenue from sales of electricity	$2,508	$2,246
Other revenue	38	34
Total operating revenues	2,546	2,280
Operating expenses
Fuel	568	480
Purchased power	242	247
Operating and maintenance	741	740
Depreciation and amortization	437	461
Tax equivalents	129	124
Total operating expenses	2,117	2,052
Operating income	429	228
Other income (expense), net	12	12
Interest expense
Interest expense	339	335
Allowance for funds used during construction	—	(58)
Net interest expense	339	277
Net income (loss)	$102	$(37)
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three Months Ended December 31
(in millions)

	2016	2015

Net income (loss)	$102	$(37)
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(8)	(27)
Reclassification to earnings from cash flow hedges	38	24
Total other comprehensive income (loss)	$30	$(3)
Total comprehensive income (loss)	$132	$(40)
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

ASSETS
	December 31, 2016	September 30, 2016
Current assets	(Unaudited)
Cash and cash equivalents	$300	$300
Accounts receivable, net	1,451	1,747
Inventories, net	1,120	993
Regulatory assets	454	536
Other current assets	101	68
Total current assets	3,426	3,644

Property, plant, and equipment
Completed plant	56,815	51,564
Less accumulated depreciation	(27,634)	(27,592)
Net completed plant	29,181	23,972
Construction in progress	3,278	8,458
Nuclear fuel	1,409	1,450
Capital leases	160	163
Total property, plant, and equipment, net	34,028	34,043

Investment funds	2,293	2,257

Regulatory and other long-term assets
Regulatory assets	9,728	10,164
Other long-term assets	389	386
Total regulatory and other long-term assets	10,117	10,550

Total assets	$49,864	$50,494
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	December 31, 2016	September 30, 2016
Current liabilities	(Unaudited)
Accounts payable and accrued liabilities	$1,785	$2,163
Accrued interest	339	363
Current portion of leaseback obligations	58	58
Current portion of energy prepayment obligations	100	100
Regulatory liabilities	173	154
Short-term debt, net	2,027	1,407
Current maturities of power bonds	1,681	1,555
Current maturities of long-term debt of variable interest entities	35	35
Current maturities of notes payable	27	27
Total current liabilities	6,225	5,862

Other liabilities
Post-retirement and post-employment benefit obligations	6,827	6,929
Asset retirement obligations	3,881	3,840
Other long-term liabilities	2,424	2,776
Leaseback obligations	408	409
Energy prepayment obligations	85	110
Total other liabilities	13,625	14,064

Long-term debt, net
Long-term power bonds, net	20,215	20,901
Long-term debt of variable interest entities, net	1,200	1,199
Long-term notes payable	48	48
Total long-term debt, net	21,463	22,148
Total liabilities	41,313	42,074

Commitments and contingencies

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	7,697	7,594
Total power program proprietary capital	7,955	7,852
Nonpower programs appropriation investment, net	578	580
Accumulated other comprehensive income (loss)	18	(12)
Total proprietary capital	8,551	8,420

Total liabilities and proprietary capital	$49,864	$50,494
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Three Months Ended December 31
 (in millions)

	2016	2015
Cash flows from operating activities
Net income (loss)	$102	$(37)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	449	472
Amortization of nuclear fuel cost	85	63
Non-cash retirement benefit expense	84	82
Prepayment credits applied to revenue	(25)	(25)
Fuel cost adjustment deferral	57	37
Fuel cost tax equivalents	2	(7)
Changes in current assets and liabilities
Accounts receivable, net	299	375
Inventories and other current assets, net	(61)	(104)
Accounts payable and accrued liabilities	(209)	(246)
Accrued interest	(24)	(22)
Regulatory assets costs	(16)	(11)
Pension contributions	(75)	—
Other, net	(51)	(61)
Net cash provided by operating activities	617	516
Cash flows from investing activities
Construction expenditures	(625)	(866)
Nuclear fuel expenditures	(100)	(101)
Loans and other receivables
Advances	(3)	(2)
Repayments	1	1
Other, net	20	—
Net cash used in investing activities	(707)	(968)
Cash flows from financing activities
Long-term debt
Redemptions and repurchases of power bonds	(527)	(4)
Short-term debt issues (redemptions), net	619	470
Payments on leases and leasebacks	(1)	(2)
Payments to U.S. Treasury	(1)	(2)
Other, net	—	1
Net cash provided by (used in) financing activities	90	463
Net change in cash and cash equivalents	—	11
Cash and cash equivalents at beginning of period	300	300
Cash and cash equivalents at end of period	$300	$311

Supplemental disclosures
Significant non-cash transactions
Accrued capital and nuclear fuel expenditures	$336	$372
Capital lease obligations incurred	—	9
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended December 31, 2016 and 2015
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2015	$258	$6,357	$590	$(2)	$7,203
Net income (loss)	—	(34)	(3)	—	(37)
Total other comprehensive income (loss)	—	—	—	(3)	(3)
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at December 31, 2015 (unaudited)	$258	$6,321	$587	$(5)	$7,161

Balance at September 30, 2016	$258	$7,594	$580	$(12)	$8,420
Net income (loss)	—	104	(2)	—	102
Total other comprehensive income (loss)	—	—	—	30	30
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at December 31, 2016 (unaudited)	$258	$7,697	$578	$18	$8,551
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

Fiscal Year

TVA's fiscal year ends September 30.  Years (2017, 2016, etc.) refer to TVA's fiscal years unless they are preceded by “CY,” in which case the references are to calendar years.

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

Basis of Presentation

TVA prepares its consolidated interim financial statements in conformity with GAAP for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2016, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2016 (the “Annual Report”). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included in the consolidated interim financial statements.

The accompanying consolidated interim financial statements, which have been prepared in accordance with GAAP, include the accounts of TVA, two wholly-owned direct subsidiaries, and three variable interest entities ("VIE") of which TVA is the primary beneficiary. See Note 7. Intercompany balances and transactions have been eliminated in consolidation.

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

The allowance for uncollectible accounts was $1 million at both December 31, 2016, and September 30, 2016, for accounts receivable. Additionally, loans receivable of $152 million and $141 million at December 31, 2016, and September 30, 2016, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively, and reported net of allowances for uncollectible accounts of $8 million at both December 31, 2016, and September 30, 2016.

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system.  TVA estimates revenue from such pre-commercial generation based on the guidance provided by Federal Energy Regulatory Commission ("FERC") regulations. Watts Bar Nuclear Plant ("Watts Bar") Unit 2 commenced pre-commercial plant operations on June 3, 2016, and commercial operations of Watts Bar Unit 2 began on October 19, 2016.  TVA is constructing a natural gas-fired generation facility at its Paradise Fossil Plant site and commenced pre-commercial plant operations on October 10, 2016.  As of December 31, 2016, the Paradise natural gas-fired facility was still in pre-commercial operations. Estimated revenue of $14 million, primarily related to Watts Bar Unit 2, was capitalized to offset project costs and is included in Revenue from sales of electricity as a contra-revenue amount on the consolidated statement of operations for the three months ended December 31, 2016. During this same period, TVA capitalized related fuel costs for these two construction projects of approximately $5 million.

Depreciation

Depreciation expense was $336 million and $364 million for the three months ended December 31, 2016 and 2015, respectively. Depreciation rates are determined based on an external depreciation study. TVA concluded and implemented the results of a new study during the three months ended December 31, 2016. Implementation of the new depreciation rates resulted in an estimated decrease of approximately $56 million in depreciation and amortization expense during the three months ended December 31, 2016, as compared to the same period of the prior year. This estimate represents the impact of implementing the new depreciation rates only and does not include any potential impact of other possible changes, including additions to or retirements of net completed plant that occurred during the same period. The decrease in depreciation expense as a result of the new depreciation rates is primarily attributable to the use of TVA's current generation plans, which resulted in changes in retirement date assumptions for coal-fired plants, and changes in the estimated service lives for transmission assets.

Allowance for Funds Used During Construction

TVA may capitalize interest on eligible projects as allowance for funds used during construction ("AFUDC"), based on the average interest rate of TVA’s outstanding debt.  The allowance is applicable to construction in progress related to eligible projects with (1) an expected total project cost of $1.0 billion or more, and (2) an estimated construction period of at least three years in duration.  There was no AFUDC capitalized during the three months ended December 31, 2016, as compared to $58 million capitalized during the three months ended December 31, 2015. The capitalized AFUDC was related to the Watts Bar Unit 2 project, which was completed in October 2016.

Blended Low-Enriched Uranium Program

Under the blended low-enriched uranium ("BLEU") program, TVA, the U.S. Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for the DOE's surplus of enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants. Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel. Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in payments to the DOE of as much as $165 million. TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use. At December 31, 2016, TVA had paid out approximately $151 million for this program, and the obligation recorded was $14 million.

2.  Impact of New Accounting Standards and Interpretations

The following are accounting standard updates issued by the Financial Accounting Standards Board ("FASB") that TVA adopted during the first quarter of 2017.

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
		October 1, 2016	The adoption of the standard did not materially impact TVA's financial condition, results of operations, or cash flows.

The following accounting standards have been issued, but as of December 31, 2016, were not effective and had not been adopted by TVA.

Standard	Description	Effective Date for TVA	Effect on the Financial Statements or Other Significant Matters
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

Financial Instruments
This guidance applies to the recognition and measurement of financial assets and liabilities. The standard requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The standard also amends presentation requirements related to certain changes in the fair value of a liability and eliminates certain disclosure requirements of significant assumptions for financial instruments measured at amortized cost on the balance sheet. Public entities must apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is not permitted unless specific early adoption guidance is applied.
	October 1, 2018	TVA is currently evaluating the potential impact of these changes on its consolidated financial statements.
Derivatives and Hedging
This guidance clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call or put options solely in accordance with a four-step decision sequence. When the standard becomes effective, it will include interim periods within that fiscal year, and will be required to be applied using a modified retrospective transition. Early adoption is permitted.
	October 1, 2017	TVA is currently evaluating the potential impact of these changes on its consolidated financial statements.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At December 31, 2016	At September 30, 2016
Power receivables	$1,377	$1,637
Other receivables	75	111
Allowance for uncollectible accounts	(1)	(1)
Accounts receivable, net	$1,451	$1,747

4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At December 31, 2016	At September 30, 2016
Materials and supplies inventory	$728	$673
Fuel inventory	410	345
Emission allowance inventory, net	15	14
Allowance for inventory obsolescence	(33)	(39)
Inventories, net	$1,120	$993

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At December 31, 2016	At September 30, 2016
EnergyRight® receivables	$111	$112
Loans and other long-term receivables, net	148	136
Prepaid capacity payments	40	42
Commodity contract derivative assets	6	3
Other	84	93
Other long-term assets	$389	$386

In association with the EnergyRight® Solutions program, local power company customers of TVA ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or ten years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA’s consolidated balance sheets. As of December 31, 2016, and September 30, 2016, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $28 million and $29 million, respectively. See Note 8 for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities
	At December 31, 2016	At September 30, 2016
Current regulatory assets
Deferred nuclear generating units	$237	$237
Unrealized losses on commodity derivatives	104	122
Fuel cost adjustment receivable	41	98
Environmental agreements	27	34
Environmental cleanup costs - Kingston ash spill	42	42
Other current regulatory assets	3	3
Total current regulatory assets	454	536

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,330	5,385
Unrealized losses on interest rate derivatives	1,106	1,547
Nuclear decommissioning costs	935	938
Deferred nuclear generating units	915	850
Non-nuclear decommissioning costs	863	819
Environmental cleanup costs - Kingston ash spill	288	299
Unrealized losses on commodity derivatives	32	56
Environmental agreements	15	18
Other non-current regulatory assets	244	252
Total non-current regulatory assets	9,728	10,164
Total regulatory assets	$10,182	$10,700

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$151	$148
Unrealized gains on commodity derivatives	22	6
Total current regulatory liabilities	173	154

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	6	3
Total non-current regulatory liabilities	6	3
Total regulatory liabilities	$179	$157

Deferred Nuclear Generation Units. On November 14, 2016, following a public auction, TVA entered into a contract to sell substantially all of the Bellefonte Nuclear Plant ("Bellefonte") site for $111 million.  The net book value of the Bellefonte assets to be sold and the related asset retirement costs are collectively $121 million and are included in Regulatory asset-Deferred nuclear generating units on TVA’s Consolidated Balance Sheet at December 31, 2016, as approved by the TVA Board.  TVA received $22 million on November 14, 2016, which is recorded as a long-term liability on TVA’s Consolidated Balance Sheet at December 31, 2016, with the remaining $89 million due at closing.  The buyer has up to two years to close on the property.  Proceeds received from the sale will be recorded as a reduction to the regulatory asset upon closing and will reduce amounts collected in future rates.  Any subsequent losses resulting from the disposition or impairment of Bellefonte will be recovered in future rates until fully recovered based upon the TVA Board-approved recovery of the Regulatory asset-Deferred nuclear generating units in future rates at an amount of $237 million per year until fully recovered.

7.  Variable Interest Entities

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of owning a controlling financial interest. When TVA determines that it has a variable interest in a variable interest entity, a qualitative evaluation is performed to assess which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or receive benefits that could be significant to the entity. The evaluation considers the purpose and design of the business, the risks that the business was designed to create and pass along to other entities, the activities of the business that can be directed and which party can direct them, and the expected relative impact of those activities on the economic performance of the business through its life. TVA has the power to direct the activities of an entity when it has the ability to make key operating and financing decisions, including, but not limited to, capital investment and the issuance of debt. Based on the evaluation of these criteria, TVA has determined it is the primary beneficiary of three entities and as such is required to account for the VIEs on a consolidated basis.

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of December 31, 2016, and September 30, 2016, as reflected in the consolidated balance sheets are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At December 31, 2016	At September 30, 2016
Current liabilities
Accrued interest	$26	$11
Accounts payable and accrued liabilities	2	2
Current maturities of long-term debt of variable interest entities	35	35
Total current liabilities	63	48
Other liabilities
Other long-term liabilities	33	33
Long-term debt, net
Long-term debt of variable interest entities, net	1,200	1,199
Total liabilities	$1,296	$1,280

Interest expense of $15 million related to debt of variable interest entities and membership interests of variable interest entity subject to mandatory redemption is included in the Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015.

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

8.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative instruments as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 16 — Legal Proceedings — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At December 31, 2016	At September 30, 2016
Interest rate swap liabilities	$1,497	$1,938
Capital lease obligations	176	177
EnergyRight® financing obligation	129	130
Environmental agreements liability	15	18
Currency swap liabilities	170	162
Membership interests of VIE subject to mandatory redemption	33	33
Commodity contract derivative liabilities	32	49
Regulatory liabilities	6	3
Commodity swap derivative liabilities	—	2
Other	366	264
Total other long-term liabilities	$2,424	$2,776

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s consolidated balance sheets. As of December 31, 2016, and September 30, 2016, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $32 million and $33 million, respectively. See Note 5 for information regarding the associated loans receivable and for details regarding the EnergyRight® Solutions program.

9.  Asset Retirement Obligations

During the three months ended December 31, 2016, TVA's total ARO liability increased $29 million. During the three months ended December 31, 2016, the ARO liability increased as a result of changes in estimates and periodic accretion, partially offset by settlement projects that were conducted during these periods.  The nuclear and non-nuclear accretion expense was deferred as regulatory assets.  During the three months ended December 31, 2016, $36 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 6. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 13 and Note 16 — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2016	$2,492	$1,560	$4,052
Settlements	—	(28)	(28)
Change in estimate	—	20	20
Accretion (recorded as regulatory asset)	29	8	37
Balance at December 31, 2016	$2,521	$1,560	$4,081	(1)
Note
(1) The current portion of ARO in the amount of $200 million and $212 million is included in Accounts payable and accrued liabilities at December 31, 2016, and September 30, 2016, respectively.

10.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at December 31, 2016, and September 30, 2016, consisted of the following:

Debt Outstanding
	At December 31, 2016	At September 30, 2016
Short-term debt
Short-term debt, net	$2,027	$1,407
Current maturities of power bonds	1,681	1,555
Current maturities of long-term debt of variable interest entities	35	35
Current maturities of notes payable	27	27
Total current debt outstanding, net	3,770	3,024
Long-term debt
Long-term power bonds(1)	20,373	21,063
Long-term debt of variable interest entities	1,211	1,211
Long-term notes payable	48	48
Unamortized discounts, premiums, issue costs, and other	(169)	(174)
Total long-term debt, net	21,463	22,148
Total outstanding debt	$25,233	$25,172
Note
(1) Includes net exchange gain from currency transactions of $188 million at December 31, 2016, and $150 million at September 30, 2016.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2016, to December 31, 2016:

Debt Securities Activity
	Date	Amount(1)	Interest Rate

Redemptions/Maturities
electronotes®	First Quarter 2017	$1	2.65%
2009 Series B	December 2016	1	3.77%
2001 Series D	December 2016	525	4.88%
Total redemptions/maturities of debt		$527
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2017 with a maturity date of September 30, 2017. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at December 31, 2016. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

TVA also has funding available in the form of four long-term revolving credit facilities totaling $2.7 billion. One $150 million credit facility matures on December 12, 2019, one $500 million credit facility matures on February 1, 2020, one $1.0 billion credit facility matures on June 2, 2020, and another $1.0 billion credit facility matures on September 30, 2020. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At December 31, 2016, and September 30, 2016, there were approximately $1.1 billion and $1.4 billion, respectively, of letters of credit outstanding under the facilities. See Note 12 — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term credit facilities:

Summary of Long-Term Credit Facilities At December 31, 2016
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
December 2019	$150	$—	$—	$150
February 2020	500	500	—	—
June 2020	1,000	262	—	738
September 2020	1,000	373	—	627
Total	$2,650	$1,135	$—	$1,515

Lease/Leaseback Obligations

TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units (“CTs”) as well as certain qualified technological equipment and software (collectively, “QTE”). Due to TVA’s continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. In 2016, TVA acquired 100 percent of the equity interests in two special purpose entities ("SPEs") created for the purpose of facilitating a portion of the leaseback arrangements. As a result of the acquisition, TVA effectively settled its leaseback obligations related to eight CTs. At December 31, 2016, and September 30, 2016, the outstanding leaseback obligations related to CTs and QTE were $466 million and $467 million, respectively.

11.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA’s currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA’s portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended December 31, 2016 and 2015, TVA reclassified $38 million and $24 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1) Amount of Mark-to-Market Gain (Loss) Recognized in OCI
			Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2016	2015
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction	$(8)	$(27)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1) Amount of Gain (Loss) Reclassified from OCI to Interest Expense
	Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	2016	2015
Currency swaps	$(38)	$(24)

Note
(1) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $15 million of gains from AOCI to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to net exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives
			Three Months Ended December 31(1)
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2016	2015
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in interest expense when payments are made or received on the swap settlement dates.	$(26)	$(28)

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	(2)	—

Commodity derivatives under FTP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(14)	(36)
Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three months ended December 31, 2016 and 2015.

Fair Values of TVA Derivatives
	At December 31, 2016		At September 30, 2016
Derivatives That Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(88)	Other long-term liabilities	$(82)	Other long-term liabilities
£250 million Sterling	(47)	Other long-term liabilities	(41)	Other long-term liabilities
£150 million Sterling	(35)	Other long-term liabilities	(39)	Other long-term liabilities

	At December 31, 2016		At September 30, 2016
Derivatives That Do Not Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(1,084)	Other long-term liabilities	(1,387)	Other long-term liabilities
$476 million notional	(404)	Other long-term liabilities	(539)	Other long-term liabilities
$42 million notional	(9)	Other long-term liabilities	(12)	Other long-term liabilities
Commodity contract derivatives	(87)	Other current assets $22; Other long-term assets $6; Other long-term liabilities $(32); Accounts payable and accrued liabilities $(83)	(125)	Other current assets $6; Other long-term assets $3; Other long-term liabilities $(49); Accounts payable and accrued liabilities $(85)
FTP
Derivatives under FTP(1)	(20)	Other current assets $(15); Accounts payable and accrued liabilities $(5)	(39)	Other current assets $(30); Other long-term liabilities $(2); Accounts payable and accrued liabilities $(7)
Note
(1)  Fair values of certain derivatives under the FTP that were in net liability positions totaling $15 million and $30 million at December 31, 2016, and September 30, 2016, respectively, are recorded in TVA's margin cash accounts in Other current assets. These derivatives are transacted with futures commission merchants, and cash deposits have been posted to the margin cash accounts held with each futures commission merchant to offset the net liability positions in full.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had three currency swaps outstanding as of December 31, 2016, with total currency exposure of £600 million and expiration dates ranging from 2021 to 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's consolidated balance sheets and are included in the ratemaking formula when the transactions settle. The values of these derivatives are included in Other long-term assets or Other long-term liabilities on the consolidated balance sheets, and realized gains and losses, if any, are included in TVA's consolidated statements of operations. For the three months ended December 31, 2016 and 2015, the changes in fair market value of the interest rate swaps resulted in deferred unrealized gains of $441 million and $89 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At December 31, 2016, TVA's coal contract derivatives had terms of up to two years and natural gas contract derivatives had terms of up to four years.

Commodity Contract Derivatives
	At December 31, 2016			At September 30, 2016
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	20	25 million tons	$(104)	20	20 million tons	$(127)
Natural gas contract derivatives	34	198 million mmBtu	$17	39	148 million mmBtu	$2

Derivatives Under FTP. While TVA has suspended its FTP and no longer uses financial instruments to hedge risks related to commodity prices, certain natural gas swaps with a maturity of one year or less remain as part of the suspended FTP.

Derivatives Under Financial Trading Program(1)
	At December 31, 2016		At September 30, 2016
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Swap contracts	15,400,000	$(20)	21,052,500	$(39)
Note
(1) Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(1) million at December 31, 2016, and $(5) million at September 30, 2016. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

Financial Trading Program Unrealized Gains (Losses)
	At December 31 2016	At September 30 2016
FTP unrealized gains (losses) deferred as regulatory liabilities (assets)
Natural gas	$(20)	$(39)

Financial Trading Program Realized Gains (Losses)
	Three Months Ended December 31
	2016	2015
Decrease (increase) in fuel expense
Natural gas	$(11)	$(29)

Financial Trading Program Realized Gains (Losses)
	Three Months Ended December 31
	2016	2015
Decrease (increase) in purchased power expense
Natural gas	$(3)	$(7)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the consolidated balance sheets as of December 31, 2016, and September 30, 2016, are shown in the table below:

Derivative Assets and Liabilities
	As of December 31, 2016
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Commodity derivatives not subject to master netting or similar arrangement	$28	$—	$28

Liabilities
Currency swap(s) (3)	$170	$—	$170
Interest rate swaps (3)	1,497	—	1,497
Commodity derivatives under FTP	20	(15)	5
Total derivatives subject to master netting or similar arrangement	1,687	(15)	1,672
Commodity derivatives not subject to master netting or similar arrangement	115	—	115

Total	$1,802	$(15)	$1,787

	As of September 30, 2016
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Commodity derivatives under FTP subject to master netting or similar arrangement	$6	$(6)	$—
Commodity derivatives not subject to master netting or similar arrangement	9	—	9

Total	$15	$(6)	$9

Liabilities
Currency swap(s) (3)	$162	$—	$162
Interest rate swaps (3)	1,938	—	1,938
Commodity derivatives under FTP	45	(36)	9
Total derivatives subject to master netting or similar arrangement	2,145	(36)	2,109
Commodity derivatives not subject to master netting or similar arrangement	134	—	134

Total	$2,279	$(36)	$2,243
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
(3) Letters of credit of approximately $1.1 billion and $1.4 billion were posted as collateral at December 31, 2016, and September 30, 2016, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the Long-Term Deferred Compensation Plan ("LTDCP"). All securities in the trusts are classified as trading.  See Note 13 — Investment Funds for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. The fair values of these derivatives were in asset positions totaling $14 million and $15 million at December 31, 2016 and September 30, 2016, respectively. At December 31, 2016, and September 30, 2016, the fair value of other derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At December 31, 2016, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.7 billion.  TVA's collateral obligations at December 31, 2016, under these arrangements were approximately $1.1 billion, for which TVA had posted approximately $1.1 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. See Note 1 — Allowance for Uncollectible Accounts and Note 3.

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

To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at December 31, 2016. The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (i.e., barge, rail, and truck). Emerging technologies, environmental regulations, and low natural gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies. Continued difficulties by coal suppliers could result in consolidations, additional bankruptcies, restructurings, contract renegotiations, or other scenarios. Under these scenarios and TVA’s potential available responses, TVA does not anticipate a significant financial impact in obtaining continued fuel supply for its coal-fired generation.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant. TVA has determined that the supplier has the equivalent of a non-investment grade credit rating; therefore, the supplier has provided credit assurance to TVA under the terms of the agreement.

Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT fund and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction. If a counterparty to the derivative contracts into which the NDT fund and the qualified pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At December 31, 2016, all of TVA's commodity derivatives under the FTP, currency swaps, and interest rate swaps were with banking counterparties whose Moody's credit ratings were A3 or higher.

TVA classifies qualified forward coal and natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At December 31, 2016, the coal contracts were with counterparties whose Moody's credit rating, or TVA’s internal analysis when such information was unavailable, ranged from Ca or D, respectively, to Ba3. At December 31, 2016, the natural gas contracts were with counterparties whose ratings ranged from B1 to A3. See Suppliers above for discussion of challenges facing the coal industry. TVA's total value for derivative contracts with coal counterparties in an asset position as of December 31, 2016, was approximately $9 million. TVA currently utilizes two futures commission merchants ("FCMs") to clear commodity contracts, including futures, options, and similar financial derivatives. These transactions are executed under the FTP by the FCMs on exchanges on behalf of TVA. TVA maintains margin cash accounts with the FCMs. TVA makes deposits to the margin cash accounts to adequately cover any net liability positions on its derivatives transacted with the FCMs. See the note to the Fair Values of TVA Derivatives table above.

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

Investment Funds

At December 31, 2016, Investment funds were composed of $2.3 billion of securities classified as trading and measured at fair value. Trading securities are held in the NDT, ART, SERP, and LTDCP.  The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $1.7 billion and $525 million, respectively, at December 31, 2016.

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

Private equity limited partnerships and private real estate investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, ten years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $60 million and unfunded commitments related to private real estate of $5 million at December 31, 2016. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT’s ability to liquidate its investments. There are no readily available quoted exchange prices for these investments. The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers. These investments are typically valued on a quarterly basis. TVA’s private equity limited partnerships and private real estate investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at net asset value in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)
		Three Months Ended December 31
Fund	Financial Statement Presentation	2016	2015
NDT	Regulatory asset	$(7)	$39
ART	Regulatory asset	3	12

Currency and Interest Rate Derivatives

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2016) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $3 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at December 31, 2016.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2016, and September 30, 2016. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$196	$—	$—	$196
Government debt securities	74	52	—	126
Corporate debt securities	—	382	—	382
Mortgage and asset-backed securities	—	44	—	44
Institutional mutual funds	91	—	—	91
Forward debt securities contracts	—	14	—	14
Private equity funds measured at net asset value(1)	—	—	—	136
Private real estate funds measured at net asset value(1)	—	—	—	111
Commingled funds measured at net asset value(1)	—	—	—	1,193
Total investments	361	492	—	2,293
Commodity contract derivatives	—	19	9	28

Total	$361	$511	$9	$2,321

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swap(s) (2)	$—	$170	$—	$170
Interest rate swaps	—	1,497	—	1,497
Commodity contract derivatives	—	2	113	115
Commodity derivatives under FTP(2)
Swap contracts	—	5	—	5

Total	$—	$1,674	$113	$1,787
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

Fair Value Measurements At September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$196	$—	$—	$196
Government debt securities	88	36	—	124
Corporate debt securities	—	393	—	393
Mortgage and asset-backed securities	—	50	—	50
Institutional mutual funds	92	—	—	92
Forward debt securities contracts	—	15	—	15
Private equity funds measured at net asset value(1)	—	—	—	132
Private real estate funds measured at net asset value(1)	—	—	—	113
Commingled funds measured at net asset value(1)	—	—	—	1,142
Total investments	376	494	—	2,257
Commodity contract derivatives	—	5	4	9

Total	$376	$499	$4	$2,266

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swap(s) (2)	$—	$162	$—	$162
Interest rate swaps	—	1,938	—	1,938
Commodity contract derivatives	—	3	131	134
Commodity derivatives under FTP(2)
Swap contracts	—	9	—	9

Total	$—	$2,112	$131	$2,243

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

The following table presents a reconciliation of all commodity contract derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
Commodity Contract Derivatives
Balance at September 30, 2015	$(98)
Net unrealized gains (losses) deferred as regulatory assets and liabilities	(25)
Balance at December 31, 2015	$(123)

Balance at September 30, 2016	$(127)
Net unrealized gains (losses) deferred as regulatory assets and liabilities	23
Balance at December 31, 2016	$(104)

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31 2016	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$9	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$11.65 - $85.02/ton
Liabilities
Commodity contract derivatives	$113	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$11.65 - $85.02/ton

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30 2016	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$4	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$11.80 - $85.02/ton
Liabilities
Commodity contract derivatives	$131	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$11.80 - $85.02/ton

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair values of the financial instruments held at December 31, 2016, and September 30, 2016, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at December 31, 2016, and September 30, 2016, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At December 31, 2016		At September 30, 2016
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$139	$142	$141	$144

Loans and other long-term receivables, net (including current portion)	Level 2	$152	$142	$141	$130

EnergyRight® financing obligation (including current portion)	Level 2	$161	$180	$163	$183

Unfunded loan commitments	Level 2	$—	$8	$—	$17

Membership interest of variable interest entity subject to mandatory redemption (including current portion)	Level 2	$35	$43	$35	$46

Long-term outstanding power bonds (including current maturities), net	Level 2	$21,896	$25,673	$22,456	$28,620

Long-term debt of variable interest entities (including current maturities), net	Level 2	$1,235	$1,362	$1,234	$1,468

Long-term notes payable (including current maturities)	Level 2	$75	$74	$75	$75

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

14.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	Three Months Ended December 31
	2016	2015
External services	$3	$4
Interest income	6	6
Gains (losses) on investments	—	3
Miscellaneous	3	(1)
Total other income (expense), net	$12	$12

15.  Benefit Plans

TVA sponsors a qualified defined benefit pension plan ("pension plan") that covers most of its full-time employees hired before July 1, 2014, a qualified defined contribution plan ("401(k) plan") that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of eligible retirees' medical coverage, other postemployment benefits, such as workers' compensation, and the SERP. The pension plan and the 401(k) plan are administered by a separate legal entity, the TVA Retirement System ("TVARS"), which is governed by its own board of directors (the "TVARS Board").

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three months ended December 31, 2016 and 2015, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended December 31
	Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015
Service cost	$17	$32	$5	$4
Interest cost	116	140	5	7
Expected return on plan assets	(114)	(111)	—	—
Amortization of prior service credit	(25)	(6)	(6)	(1)
Recognized net actuarial loss	116	73	3	2
Total net periodic benefit cost as actuarially determined	110	128	7	12
Amount capitalized due to actions of regulator	(34)	(58)	—	—
Total net periodic benefit cost	$76	$70	$7	$12

TVA contributes to the pension plan such amounts as are necessary on an actuarial basis to provide the pension plan with assets sufficient to meet TVA-funded benefit obligations to be paid to members. TVA contributed $275 million to TVARS in 2016 and expects to contribute $300 million in 2017. As of December 31, 2016, TVA had contributed $75 million to TVARS and expects to contribute the remaining $225 million by September 30, 2017. TVA also contributed $20 million and $9 million to the 401(k) plan during the three months ended December 31, 2016 and 2015, respectively. TVA does not separately set aside assets to fund its other post-retirement benefit plans, but rather funds such benefits on an as-paid basis. TVA provided approximately $20 million and $17 million, net of rebates and subsidies, to other post-retirement benefit plans for the three months ended December 31, 2016 and 2015, respectively. TVA includes its cash contributions to the pension plan in the rate-making formula; accordingly, TVA recognizes pension costs as regulatory assets to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At December 31, 2016, the estimated future decommissioning cost of $2.5 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions.

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

Non-Nuclear Decommissioning.  The estimated future non-nuclear decommissioning ARO was $1.6 billion at December 31, 2016.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an ART to help fund the ultimate decommissioning of its power assets.  See Note 13. Estimates involved in determining if additional funding will be made to the ART include inflation rate, rate of return projections on the fund investments, and the planned use of other sources to fund decommissioning costs.

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

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA’s coal-fired generating units.  Environmental requirements placed on the operation of TVA’s coal-fired and other generating units will likely continue to become more restrictive over time. Litigation over emissions or discharges from coal-fired generating units is also occurring, including litigation against TVA.  Failure to comply with environmental and safety laws can result in TVA being subject to enforcement actions, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or the shutting down of non-compliant facilities.

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to costs of approximately $335 million from 2017 to 2021, which include future clean air controls, existing controls capital projects, and air operations and maintenance projects. The majority of the $335 million is expected to be spent by 2018 on new controls at Gallatin and Shawnee.  TVA also estimates additional expenditures of $1.2 billion from 2017 to 2022 relating to TVA’s coal combustion residuals ("CCR") conversion program as well as expenditures of approximately $400 million from 2017 to 2023 relating to compliance with Clean Water Act requirements. There could be additional material costs if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.

On November 22, 2016, the United States District Court for the Eastern District of North Carolina entered a consent decree that resolved all issues associated with the Ward Transformer site.  TVA settled all its remaining potential liability for $10 thousand.

TVA operations at some facilities have resulted in contamination that TVA is addressing.  At December 31, 2016, and September 30, 2016, respectively, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $22 million and $23 million on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At December 31, 2016, TVA had accrued $51 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $15 million is included in Other long-term liabilities and $36 million is included in Accounts payable and accrued liabilities.  TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses, and no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements”). They became effective in June 2011. Under the Environmental Agreements, TVA committed to (1) retire on a phased schedule 18 coal-fired units with a combined summer net dependable capability of 2,200 MW, (2) control, convert, or retire additional coal-fired units with a combined summer net dependable capability of 3,500 MW, (3) comply with annual, declining emission caps for SO2 and NOx, (4) invest $290 million in certain TVA environmental projects, (5) provide $60 million to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects, and (6) pay civil penalties of $10 million. In exchange for these commitments, most past claims against TVA based on alleged New Source Review and associated violations were waived and cannot be brought against TVA. Future claims, including those for sulfuric acid mist and GHG emissions, can still be brought against TVA, and claims for increases in particulates can also be pursued at many of TVA’s coal-fired units. Additionally, the Environmental Agreements do not address compliance with new laws and regulations or the cost associated with such compliance.

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

Cases Involving Gallatin Fossil Plant CCR Facilities. In January 2015, the State of Tennessee filed a lawsuit against TVA in the Chancery Court for Davidson County, Tennessee. The lawsuit alleges that waste materials have been released into waters of the state from CCR facilities at Gallatin Fossil Plant ("Gallatin") in violation of the Tennessee Water Quality Control Act and the Tennessee Solid Waste Disposal Act. TDEC is seeking injunctive relief, which could include an order requiring TVA to relocate the CCR facilities. TDEC is also requesting civil penalties of up to $17,000 per day for each day TVA is found to have violated the statutes. In February 2015, the court issued an order allowing the Tennessee Scenic Rivers Association ("TSRA") and the Tennessee Clean Water Network ("TCWN") to intervene in the case. In January 2016, the court issued an agreed temporary injunction proposed by the State of Tennessee and TVA requiring TVA to conduct further environmental studies at Gallatin to determine the extent of soil, surface water, and groundwater contamination by CCR material at the site and to support the development of any necessary corrective action plan in cooperation with the other parties. Pursuant to the injunction, TVA submitted an Environmental Investigation Plan ("EIP") to the State of Tennessee on March 18, 2016. Following State comments on the draft EIP, TVA submitted a revised EIP to the State on June 20, 2016. On June 30, 2016, the State provided conditional approval to proceed with a portion of the investigation. In late September through early December 2016, the State provided additional approvals to proceed with other portions of the investigation. Trial in this action is scheduled to begin in October 2017.

In April 2015, TSRA and TCWN filed a separate lawsuit against TVA in the United States District Court for the Middle District of Tennessee alleging that waste materials have been released into the Cumberland River from CCR facilities at Gallatin in violation of the Clean Water Act. The plaintiffs are seeking injunctive relief, which could include an order requiring TVA to relocate the CCR facilities. The plaintiffs are also requesting civil penalties of up to $37,500 per violation per day. In June 2015, TVA filed a motion to dismiss the majority of the claims in the federal case based on the State of Tennessee’s diligent prosecution of substantially overlapping claims in its state court action. Since then, TVA has filed several other motions seeking to dismiss all claims in the case on other bases as well. In September 2016, the court ruled on all pending motions. The court held, among other things, that (1) TVA could be liable for civil penalties under the Clean Water Act and (2) the lawsuit could proceed to trial but the court could consider issues only to the extent that they are not being considered in the state court action.  In December 2016, the court denied TVA's motion to reconsider the court's decision that TVA could be liable for civil penalties. Trial is currently scheduled for January 30, 2017.

The costs associated with relocating the CCR facilities if required to do so by a court could be substantial, as could be any civil penalties TVA is ordered to pay.

Administrative Proceeding Regarding Browns Ferry Nuclear Plant Extended Power Uprate. In September 2016, the BEST and Mothers Against Tennessee River Radiation requested a hearing and sought to intervene in TVA’s license amendment request for extended power uprates at Browns Ferry Nuclear Plant. The petitioners contend that TVA's application did not correctly report the potential risk from operating at increased power levels. TVA and the NRC staff filed answers opposing the petition to intervene in October 2016. The ASLB rejected the petition to intervene in November 2016. The petitioners appealed the ASLB's decision to the NRC in November 2016. TVA and the NRC staff filed answers opposing the appeal in December 2016, and the petitioners have filed their response.

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

Gallatin Fossil Plant Clean Air Act Permit. In August 2016, the Sierra Club filed a petition with the EPA requesting that the EPA object to the CAA renewal permit issued by TDEC to TVA for operations at Gallatin. The petition alleges that the permit (1) contains compliance evaluation requirements for opacity, particulate matter, and fugitive dust that are impermissibly lax, (2) includes allowances for startup, shutdown, and malfunctions that are inconsistent with the CAA, (3) fails to include reporting requirements to ensure compliance with the Environmental Agreements, and (4) contains impermissibly high SO2 emission limits. The EPA has not yet acted on the petition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") explains the results of operations and general financial condition of the Tennessee Valley Authority ("TVA"). The MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements and TVA's Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the “Annual Report”).

Executive Overview

TVA had net income of $102 million for the three months ended December 31, 2016, compared with a net loss of $37 million for the three months ended December 31, 2015. As is typical for electric utilities, weather is a primary driver of TVA’s sales. TVA’s service territory experienced more normal weather during the three months ended December 31, 2016, compared to the significantly milder weather during the three months ended December 31, 2015, resulting in higher energy sales. Sales to directly served customers were also higher due to increased production at certain facilities. Total operating revenue was 12 percent greater during the first quarter of 2017 as compared to the same period of the prior year due to higher sales volume, increased fuel cost recovery, and the base rate increase effective October 1, 2016.

Total operating expenses were relatively flat during the first quarter of 2017 as compared to the same period of the prior year. Total fuel and purchased power costs increased due to increased sales volume, higher natural gas prices, and a change in generation mix utilized to meet demand. Generation from TVA assets produced seven percent more energy during the three months ended December 31, 2016, as compared with the same period of the prior year. This higher energy production was primarily due to higher coal-fired and nuclear generation, while hydroelectric generation decreased significantly due to drought conditions in the first quarter of 2017. Operating and maintenance expense remained relatively flat for the three months ended December 31, 2016, as compared to the same period of the prior year, primarily due to a decrease in inventory and project write-offs and the timing of coal outages offset by an increase in the duration of nuclear outages and retirement-related benefit expenses. Because of a strong financial position in 2016, TVA was able to fund capital projects primarily from operating funds and anticipates continuing to do so in 2017 with fewer planned major projects.

On October 19, 2016, TVA’s Watts Bar Nuclear Plant ("Watts Bar") Unit 2 was declared commercially operational, becoming the first new U.S. nuclear generating unit to be brought online in the 21st century. Construction on TVA’s two natural gas-fired generation facilities continues to advance. The facility at the Paradise Fossil Plant ("Paradise") site is expected to be completed in the spring of 2017, and the facility at the Allen Fossil Plant ("Allen") site is expected to be completed in 2018. TVA also expanded its renewable energy supply when the River Bend Solar Energy Center located in northern Alabama was commissioned in November 2016.

Work on the Gallatin Fossil Plant ("Gallatin") selective catalytic reduction system (“SCR”) continues with the first two SCRs expected to be completed in the spring of 2017 and the second two SCRs expected to be completed in the fall of 2017. Work on the Shawnee Fossil Plant ("Shawnee") emissions reductions for Units 1 and 4 is underway, and its scrubbers and SCRs are expected to be operational in the fall of 2017.

With the completion of Watts Bar Unit 2, and the two natural gas-fired generation facilities currently under construction at the Paradise site and the Allen site, TVA does not foresee needing additional large, baseload generation units for the foreseeable future. TVA projects a minimal sales growth rate based in part on market changes impacting electric utilities, including stringent energy efficiency standards, technological advances, and evolving customer behaviors, as well as increased individual, government, and business use of distributed generation, the entrance of non-traditional competitors into the power delivery system markets, regulatory policies, and grid and storage technology advancements. TVA’s demand projections also factored into the decision to sell the Bellefonte Nuclear Plant ("Bellefonte") site, and on November 14, 2016, TVA entered into a contract to sell substantially all of its Bellefonte property.

Results of Operations

Sales of Electricity

The following tables compare TVA’s energy sales for the three months ended December 31, 2016 and 2015:

Sales of Electricity
(millions of kWh)
Note
(1) Includes approximately 536 million kWh of pre-commercial generation at Watts Bar Unit 2 and Paradise Combined Cycle plant. See Note 1 — Pre-Commercial Plant Operations.

TVA uses degree days to measure the impact of weather on its power operations since weather affects both demand and market prices for electricity. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.
Notes
* Normal heating degree days for the three months ended December 31, 2016 and 2015, were 1,302. This calculation is updated every five years in order to incorporate data for the then-most-recent 30 years. It was last updated in 2011.
** Normal cooling degree days for the three months ended December 31, 2016 and 2015, were 67. This calculation is updated every five years in order to incorporate data for the then-most-recent 30 years. It was last updated in 2011.

Sales of electricity increased approximately seven percent for the three months ended December 31, 2016, as compared to same period in the prior year, primarily due to increased sales volume for LPCs driven primarily by a 29 percent increase in heating degree days. Additionally, sales to industries directly served increased moderately primarily as a result of economic conditions affecting certain customers. Partially offsetting these increases was a decrease in sales to federal agencies and other primarily as a result of a decrease in off-system sales, as TVA had less excess generation available for sale to the market as compared to the same period of the prior year.

Financial Results

The following table compares operating results for the three months ended December 31, 2016 and 2015:

Summary Consolidated Statements of Operations
	Three Months Ended December 31
	2016	2015	Percent Change
Operating revenues	$2,546	$2,280	11.7%
Operating expenses	2,117	2,052	3.2%
Operating income	429	228	88.2%
Other income, net	12	12	—%
Interest expense, net	339	277	22.4%
Net income (loss)	$102	$(37)	375.7%

Operating Revenues.  Operating revenues for the three months ended December 31, 2016 and 2015, consisted of the following:
Note
The 2016 amounts in the chart above exclude a contra-revenue amount of approximately $14 million representing revenue capitalized during pre-commercial operations at Watts Bar Unit 2 and Paradise Combined Cycle plant. See Note 1 — Pre-Commercial Plant Operations.

TVA's rate structures provide price signals intended to reflect higher cost periods to serve LPCs and their end-use customers. Under these structures, weather can positively or negatively impact both volume and effective rates. This is because the wholesale structure includes two components: a demand charge and an energy charge. The demand charge is based on the customer's peak monthly usage and increases as the peak increases. The energy charge is based on the kWhs used by the customer. The rate structures also include a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel, and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and tax equivalents associated with the fuel cost adjustments.

The changes in components of operating revenues for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, are as follows:

	Three Months Ended December 31, 2016		Three Months Ended December 31, 2015	Variance
Base revenue	$1,716	(1)	$1,561	$155
Fuel cost recovery	791		681	110
Off-system sales	1		4	(3)
Revenue from sales of electricity	2,508		2,246	262
Other revenue	38		34	4
Total operating revenues	$2,546		$2,280	$266
Note
(1) Excludes approximately $14 million of revenue capitalized during pre-commercial operations at Watts Bar Unit 2 and Paradise Combined Cycle plant. See Note 1 — Pre-Commercial Plant Operations.

Operating revenues increased $266 million for the three months ended December 31, 2016, as compared to the same period of the prior year, primarily due to a $155 million increase in base revenue and a $110 million increase in fuel cost recovery revenues.  The $155 million increase in base revenue was predominantly driven by an increase of $123 million resulting from higher sales volume during the three months ended December 31, 2016, as compared to same period of the prior year. In addition, approximately $46 million of the increase in base revenue was attributable to higher effective rates during the three months ended December 31, 2016, as compared to the same period of the prior year, resulting from the base rate adjustment that became effective October 1, 2016. Partially offsetting this increase in base revenue was the capitalization of approximately $14 million of revenue, resulting from pre-commercial generation at Watts Bar Unit 2 and Paradise Combined Cycle plant. See Note 1 — Pre-Commercial Plant Operations. The $110 million increase in fuel cost recovery revenues reflects a $50 million increase attributable to higher energy sales and a $60 million increase attributable to higher fuel rates.  The higher fuel rates experienced were primarily driven by higher market prices for natural gas and a change in the mix of generation resources.

Operating Expenses. Operating expenses for the three months ended December 31, 2016 and 2015, consisted of the following:

The following chart summarizes TVA's net generation and purchased power in millions of kWh by generating source for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power (millions of kWh)
	Three Months Ended December 31
	2016		2015
Coal-fired	10,190	27%	8,504	25%
Nuclear(1)	15,254	41%	12,359	35%
Hydroelectric	1,692	5%	4,531	13%
Natural gas and/or oil-fired	5,328	14%	4,911	14%
Total TVA-operated generation facilities	32,464	87%	30,305	87%
Purchased power (non-renewable)(2)	3,147	9%	1,729	5%
Purchased power (renewable)(3)	1,505	4%	2,789	8%
Total purchased power	4,652	13%	4,518	13%
Total power supply	37,116	100%	34,823	100%
Notes
(1) The nuclear amount for the three months ended December 31, 2016, includes approximately 536 million kWh of pre-commercial generation at Watts Bar Unit 2 and Paradise Combined Cycle plant. See Note 1 — Pre-Commercial Plant Operations.
(2) Purchased power (non-renewable) includes generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 1,035 million kWh and 815 million kWh for the quarters ended December 31, 2016 and 2015, respectively.
(3) Purchased power (renewable) includes power purchased from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

Three Months Ended December 31, 2016, Compared to Three Months Ended December 31, 2015

Fuel
Fuel expense increased $88 million for the three months ended December 31, 2016, as compared to the same period of the prior year. The increase in fuel expense was due in part to changes in the mix of generation resources and higher market prices for natural gas, which collectively contributed approximately $40 million to the increase. As an indication of general market direction, the average Henry Hub natural gas spot price for the three months ended December 31, 2016, was approximately 43 percent higher than the same period of the prior year. Additionally, a seven percent increase in generation from TVA-owned resources contributed approximately $32 million to the increase in fuel expense.

Purchased Power
Purchased power expense decreased $5 million for the three months ended December 31, 2016, as compared to the same period of the prior year. Decreases due to a lower amount of realized losses associated with closing positions under the suspended FTP and a change in the resource mix were partially offset by higher natural gas prices and a three percent increase in the volume of power purchased.

Operating and Maintenance
Operating and maintenance expense remained relatively flat for the three months ended December 31, 2016, as compared to the same period of the prior year. This was due in part to a $19 million decrease in planned outage expense due primarily to the timing of planned coal outages. Additionally, there was a $12 million decrease in inventory and project write-offs. These decreases in operating and maintenance expense were offset by an increase in benefit retirement costs primarily attributable to a $6 million increase in pension contributions and an $11 million increase in 401(k) matching contributions as a result of benefit plan amendments that became effective October 1, 2016. Additionally, there was a $17 million increase in planned nuclear refueling outage expense primarily due to an increase in the number of planned nuclear refueling outage days for the three months ended December 31, 2016, as compared to the same period of the prior year.

Depreciation and Amortization
Depreciation and amortization expense decreased $24 million for the three months ended December 31, 2016, as compared to same period of the prior year. Implementation of a new depreciation study during the three months ended December 31, 2016, resulted in approximately $56 million less depreciation expense. The decrease in depreciation expense as a result of the new depreciation rates is primarily attributable to the use of TVA's current generation plans, which resulted in changes in retirement date assumptions for coal-fired plants, and changes in the estimated service lives for transmission assets. See Note 1 — Depreciation. In addition, the retirement of Colbert Fossil Plant ("Colbert") Units 1-4 in March 2016 contributed $13 million to the decrease. Partially offsetting these decreases was an increase of approximately $45 million primarily from net additions to Completed plant, including a $33 million increase as the result of placing Watts Bar Unit 2 into service in October 2016.

Tax Equivalents
Tax equivalents expense increased $5 million for the three months ended December 31, 2016, as compared to the same period of the prior year. This change primarily reflects an increase in the accrued tax equivalent expense related to the fuel cost adjustment mechanism, which is equal to five percent of the fuel cost adjustment mechanism revenues and increased for the three months ended December 31, 2016, as compared to the same period of the prior year.

Interest Expense.  Interest expense and interest rates for the three months ended December 31, 2016 and 2015, were as follows:

Interest Expense
	Three Months Ended December 31
	2016	2015	Percent Change
Interest Expense(1)
Interest expense	$339	$335	1.2%
Allowance for funds used during construction	—	(58)	(100.0)%
Net interest expense	$339	$277	22.4%

Average blended interest rate	5.15%	5.17%	(0.4)%
Note
(1) Interest expense includes amortization of debt discounts, issuance, and reacquisition costs, net.

Net interest expense increased $62 million for the three months ended December 31, 2016, as compared to the same period of the prior year. In the first quarter of the prior year, TVA capitalized $58 million in allowance for funds used during construction ("AFUDC") related to the Watts Bar Unit 2 construction project.  TVA ended this capitalization on September 30, 2016.
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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), four long-term revolving credit facilities totaling $2.7 billion, and proceeds from financings. See Note 10 — Credit Facility Agreements. Other financing arrangements may include lease financings and sales of loans, receivables, and other assets.

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness ("Bonds") in an amount not to exceed $30.0 billion outstanding at any time. At December 31, 2016, TVA had $24.3 billion of Bonds outstanding (not including noncash items of foreign currency exchange gain of $188 million, unamortized debt issue costs of $60 million, and net discount on sale of Bonds of $98 million).  The balance of Bonds outstanding directly affects TVA’s capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 7), could provide supplementary funding if needed. Currently, TVA believes that it has adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade through a combination of Bonds, additional power revenues through power rate increases, cost reductions, or other ways. See Lease Financings below, Note 7, and Note 10 — Credit Facility Agreements for additional information.

Debt Securities.  TVA’s Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. TVA’s Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had outstanding at December 31, 2016, the long-term debt of three variable interest entities. See Lease Financings below, Note 7, and Note 10 — Credit Facility Agreements for additional information.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At December 31 2016	Three Months Ended December 31 2016	At December 31 2015	Three Months Ended December 31 2015
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$2,027	$1,391	$1,504	$1,163
Weighted Average Interest Rate
Discount Notes	0.499%	0.330%	0.234%	0.089%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$2,027	N/A	$1,604

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities to obtain third-party financing for its facilities. These special purpose entities are sometimes identified as variable interest entities ("VIEs") of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 7 and Note 10 for additional information about TVA’s lease financing activities. In 2016, TVA acquired 100 percent of the equity interests in certain special purpose entities created for the purpose of facilitating lease financing. TVA may seek to enter into similar arrangements in the future.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. There was no net change in cash and cash equivalents for the three months ended December 31, 2016. The net increase in cash and cash equivalents for the three months ended December 31, 2015, was $11 million. A summary of cash flow components for the three months ended December 31, 2016, and December 31, 2015, follows:

    Cash provided by (used in):

Operating Activities

TVA’s cash flows from operations are primarily driven by sales of electricity, fuel costs, and operating and maintenance costs. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

Net cash flows provided by operating activities increased $101 million for the three months ended December 31, 2016, as compared to the same period of the prior year, primarily as a result of increases in revenue collections due to higher sales and base rate changes offset partially by the increase in cash used for fuel purchases and the timing of pension contributions.

Investing Activities

The majority of TVA’s investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities decreased by $261 million for the three months ended December 31, 2016, as compared to the same period of the prior year, due to a decrease in major project spend, including the completion of Watts Bar Unit 2 and progress made on the Paradise Combined Cycle construction project.

Financing Activities

Net cash flows provided by financing activities decreased by $373 million for the three months ended December 31, 2016, as compared to the same period of the prior year, primarily due to higher redemptions of long-term bonds for the quarter ended December 31, 2016. This was partially offset by higher net issuance of short-term debt, with less cash needed to fund investing and other activities.

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

As technologies for producing energy using distributed solar, micro turbines, and other types of smaller scale distributed resources are evolving, they are becoming more cost-competitive. Previously, absorbing the impact of electricity from the small number of distributed generation sites was well within the capacity of a system the size of TVA’s. As the amount of distributed generation grows on the TVA system, the need for TVA’s traditional generation resources may be reduced, and the ability of the system to reliably and economically operate in conjunction with these distributed generation sources may become more challenging. To meet this challenge, TVA is working with LPCs and others on long-term pricing and product development that includes DER products and addresses the implementation and support of those products.

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

Generation Resources

Nuclear Response Capability. Since the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant ("Fukushima Events"), the Nuclear Regulatory Commission ("NRC") has issued and adopted additional detailed guidance on the expected response capability to be developed by each nuclear plant site. TVA submitted integrated strategies to the NRC on February 28, 2013. TVA is currently implementing strategies and physical plant modifications to address the actions outlined in this guidance for all of its nuclear plants. As of December 31, 2016, TVA had spent $259 million on modifications related to these actions at all of its nuclear plants, including Watts Bar Unit 2, and expects to spend an additional $25 million to complete the remaining modifications intended to address this guidance.

Extreme Flooding Preparedness. Updates to the TVA analytical hydrology model completed in 2009 indicated that under “probable maximum flood” conditions, some of TVA’s dams might not have been capable of regulating the higher flood waters.  A “probable maximum flood” is an extremely unlikely event; however, TVA is obligated to provide protection for its nuclear plants against such events.  As a result, TVA installed a series of temporary barriers to raise the height of four TVA dams to manage the issue on an interim basis.  Subsequent modifications have replaced the temporary barriers at three of the four dams, and work on the fourth, Fort Loudoun Dam, will continue after the completion of a Tennessee Department of Transportation project. During the third quarter of 2016, TVA was informed that work being done by the State of Tennessee to support the Fort Loudoun Dam modifications, originally scheduled to be completed in June 2016, is now estimated to be completed in mid-2018. TVA is taking steps to ensure that it complies with the NRC license requirements for Watts Bar related to the completion of the project.

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
The hydrology analyses discussed above relate to the current operation and current requirements of TVA’s existing nuclear fleet.  In addition, the NRC has required all utilities to reexamine flood hazards at nuclear plants in light of the lessons learned from the Fukushima Events.  In March 2015, TVA sent its flood hazard analyses to the NRC for all three of its nuclear sites after considering the NRC’s Fukushima-related requirements.  Minor modifications to some of TVA’s nuclear plants may result from these analyses, and further modifications to TVA’s dams based on this analysis are expected.  Temporary protection measures are in place in the interim while the NRC review is underway. As of December 31, 2016, TVA had spent $148 million on the modifications and improvements related to extreme flooding preparedness and expects to spend up to an additional $30 million to complete the modifications.

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

Mitigation of Beyond-Design-Basis Events.  Supplementary NRC rulemaking is under development to mitigate beyond-design-basis flooding and seismic events.  The NRC staff submitted the draft final rule — Mitigation of Beyond-Design-Basis Events — to the NRC on December 15, 2016, requesting approval to publish the final rule. The final rule is not expected to be issued until mid-2017, and could result in TVA having to make modifications to one or more of its nuclear plants. Cost estimates for any required modifications cannot be developed until after the rule is finalized, but costs for modifications could be substantial.  See Extreme Flooding Preparedness and NRC Seismic Assessments above.

Baffle-Former Bolt Degradation. In July 2016, Westinghouse Electric Corporation ("Westinghouse") issued a Nuclear Safety Advisory Letter (“NSAL”) 16-01 that addresses recently identified degradation of baffle-former bolts in some U.S. pressurized water reactors (“PWRs”). Baffle-former bolts help hold together a structure inside certain reactor vessels. Sequoyah Units 1 and 2, both of which are powered by PWRs, are referenced in the NSAL. Visual inspections of baffle-former bolts in Sequoyah Unit 1 during the refueling outage in the first quarter of 2017 showed no degradation of baffle-former bolts. The refueling outage of Sequoyah Unit 2 is scheduled to take place later in 2017 at which time the baffle-former bolts in that unit will be visually inspected. TVA is planning to complete ultrasonic inspections during the subsequent refueling outages at both Unit 1 and Unit 2.

Potential Issues Involving Nuclear Components. On January 10, 2017, the NRC released a list of nuclear units that are potentially impacted by AREVA components forged by Le Creusot Forge in France. Sequoyah Unit 1 and Watts Bar Unit 1 are included in the list because they received steam generator components from Le Creusot Forge. Two separate issues relating to the AREVA components were identified. One issue involves the level of carbon in some forgings, which may compromise the components’ structural integrity over time. Neither the NRC nor AREVA has found any safety concerns with the steam generator components produced by Le Creusot Forge. Additionally, Westinghouse, which supplied the components to TVA, has notified TVA that there are no known issues with the components Westinghouse received from Le Creusot Forge, and TVA is not aware of any issues with the components. TVA will participate with industry working groups investigating the forging issue. The other issue involves apparent documentation discrepancies which do not appear to have affected TVA.

Watts Bar Nuclear Plant. In March 2016, the NRC issued a Chilling Effect Letter (“CEL”) to TVA regarding work environment concerns identified at Watts Bar. The NRC will conduct follow up inspections to monitor TVA's implementation of actions to resolve the work environment concerns. The NRC conducted its first follow-up inspection in October/November 2016, in which it found that Watts Bar still faces challenges in maintaining a safety conscious work environment. TVA updated the NRC on the status of corrective actions related to the work environment at Watts Bar in a public meeting on November 3, 2016.

Watts Bar Unit 2. Watts Bar Unit 2 commenced commercial operations on October 19, 2016.  Project costs were $4.7 billion and were within the limit approved by the TVA Board in January 2016.

Bellefonte Nuclear Plant. On November 14, 2016, following a public auction, TVA entered into a contract to sell substantially all of its Bellefonte site to Nuclear Development, LLC for $111 million.  Nuclear Development, LLC paid TVA $22 million on November 14, 2016, and the remaining $89 million is due at closing.  Nuclear Development, LLC has up to two years to close on the property, and TVA will maintain the site until then. See Note 6 — Deferred Nuclear Generation Units.

Clean Air Projects. During 2011, the TVA Board approved the addition of emission control equipment at Gallatin. TVA completed the addition of scrubbers on the four Gallatin units during 2016 and is currently installing SCR systems on these units. As of December 31, 2016, it is anticipated that the first two SCRs will be operational in the spring of 2017 and the final two will be operational in the fall of 2017. In addition, at its December 30, 2014 meeting, the TVA Board authorized the installation of SCRs and scrubbers on Units 1 and 4 at Shawnee. It is anticipated that these systems will be operational in the fall of 2017.

Coal Combustion Residuals Facilities. TVA has committed to a programmatic approach to the elimination of wet storage of coal combustion residuals ("CCR") within the TVA service area. Under this program (the “CCR Conversion Program”), TVA has committed to (1) convert all operational coal-fired plants to dry CCR storage, (2) close all wet storage facilities, and (3) meet all applicable state and federal regulations. To carry out its CCR Conversion Program, TVA is undertaking the following actions:

Dry generation and dewatering projects. Conversion of coal plant CCR wet processes to dry generation or dewatering is complete at Bull Run, and construction is underway at Kingston and Shawnee. Planning and engineering phases are currently underway at Gallatin, Cumberland, and Paradise.

Landfills. Lined and permitted dry storage facilities have been constructed and are operational at the Bull Run, Kingston, and Gallatin Fossil Plants. Planning and engineering phases are currently underway at the Cumberland, Paradise, and Shawnee Fossil Plants.

Wet CCR impoundment closures. TVA is planning to close wet CCR impoundments in accordance with federal and state requirements when (1) coal-fired plants are converted to dry CCR processes and dry storage landfills become operational or (2) plant operations cease. Closure project schedules and costs are driven by the selected closure technology (such as cap and close in place or closure by removal). TVA issued an environmental impact statement ("EIS") that addresses the closure of CCR impoundments at TVA's coal-fired plants in June 2016. The EIS was finalized in July 2016. Although the EIS was designed to be programmatic in order to address the mode of impoundment closures, it specifically addressed closure methods at 10 impoundments. TVA subsequently decided to close those impoundments, although final closure plans are still subject to approval by appropriate state regulators. Additional National Environmental Policy Act ("NEPA") analyses will be conducted as other impoundments are designated for closure. As environmental studies are performed and closure methodologies are determined, detailed project schedules and estimates will be finalized.

Groundwater monitoring. Compliance with the EPA’s CCR rule will require additional engineering and analysis as well as implementation of a comprehensive groundwater monitoring program.

The CCR Conversion Program is scheduled to be completed by 2022 with two exceptions. First, a new landfill at Shawnee will be required to accommodate the addition of air pollution controls, and the landfill is scheduled to be operational by 2020. Once the new landfill is in service, the existing bottom ash impoundment and dry stack will be closed in accordance with federal and state requirements. Second, the impoundments at Gallatin are pending additional studies to determine the final closure methodology and schedule. While plans are currently being formulated for the CCR closure methodology for Gallatin, TVA is involved in two lawsuits relating to alleged releases of waste materials from the CCR facilities at Gallatin.  In both cases, the plaintiffs are seeking injunctive relief and civil penalties.  The injunctive relief could include an order requiring TVA to relocate the CCR facilities, and the cost of doing so would be substantial.  The civil penalties, if awarded, could also be substantial.  See Note 16 — Legal Proceedings — Cases Involving Gallatin Fossil Plant CCR Facilities.

Through December 31, 2016, TVA had spent approximately $1.0 billion on its CCR Conversion Program. TVA expects to spend an additional $1.2 billion on the CCR Conversion Program through 2022. Once the CCR Conversion Program is completed, TVA will continue to undertake certain CCR projects, including building new landfill sections under existing permits and closing existing sections once they reach capacity.

Natural Gas-Fired Units. During 2014, the TVA Board approved the construction of two natural gas-fired generation facilities. One facility, with an expected generation capacity of approximately 1,000 MW, is under construction at the Paradise site at a cost not to exceed $1.1 billion. A second facility, with an expected generation capacity of approximately 1,000 MW, is under construction at the Allen site at a cost not to exceed $975 million. Upon completion of each facility, existing coal-fired units at the site will be retired with the exception of Paradise Unit 3, which will continue to be operated on the Paradise site.

In April 2016, the Environmental Protection Agency ("EPA") issued an Administrative Order ("AO") allowing Paradise Units 1 and 2 to operate for an additional year beyond the compliance date allowed by the Mercury and Air Toxics Standards ("MATS") rule.  The extended compliance date under the AO is April 16, 2017.  The AO allows TVA to continue to operate these units, which, in their current configuration, are not capable of meeting certain requirements of the MATS rule.  The AO allows TVA to continue to operate Paradise Units 1 and 2 to maintain electric reliability pending the availability of commercial power from the natural gas-fired units currently under construction at the Paradise site without incurring penalties under the Clean Air Act ("CAA").  These units are expected to come online in the spring of 2017.

TVA initially intended to use wastewater for the Allen facility’s cooling system but has now determined such a method would be cost prohibitive from both a capital and long-term operations and maintenance perspective. Due to the industrial nature of the wastewater, it would have required significantly more water treatment than initially anticipated. TVA evaluated several wastewater treatment alternatives and concluded the current plan to build five wells to obtain cooling water from an aquifer is the preferred method. Three of the five wells were permitted in the summer of 2016 and were installed by September 2016. The remaining two wells were permitted in September 2016. The Sierra Club challenged the issuance of the final two well permits, arguing that the Shelby County Health Department had issued the permits in violation of applicable rules. Following a hearing on November 30, 2016, the Groundwater Quality Control Board of Shelby County denied the Sierra Club’s appeal, finding that the well permits met the requirements of the applicable rules and were appropriately granted by the Health Department. The deadline for the Sierra Club to appeal this ruling is early February 2017. TVA has commenced installation of the final two wells. The units are currently expected to come online in 2018.

Renewable Energy Resources. On November 10, 2016, the River Bend Solar Energy Center located in northern Alabama began commercial operation.  TVA has a 20-year power purchase agreement signed on February 23, 2015, with NextEra Energy Resources for power generated from the facility. The River Bend Solar Energy Center has more than 300,000 solar panels with trackers that are designed to follow the sun from east to west each day to maximize energy production with a generating capacity of 75 megawatts. The power purchase agreement supports TVA’s renewable energy portfolio and is helping TVA meet its commitment to provide low-cost, carbon-free electricity.

River Management. The summer of 2016 was the hottest and driest in the Tennessee Valley since 2010 — a trend that continued into the first quarter of 2017. In the first quarter of 2017, the Tennessee Valley region experienced rainfall deficits of 12 inches in some areas, along with above average temperatures and the fifth driest runoff in TVA history. Various aspects of TVA's three-fold mission are being impacted by these weather patterns. These include maintaining minimum river flows for navigation, generating electricity, and maintaining water quality, water supply, and recreation for the Tennessee Valley; having cool water available to meet thermal compliance and enabling normal operation of TVA's nuclear and fossil-fueled plants; reducing availability of low-cost, hydroelectric generation; and oxygenation of water to help fish species remain healthy. Rainfall of 5.8 inches during December 2016 helped ease drought conditions. In spite of this increased rainfall, runoff during the first quarter of 2017 was 52 percent below normal resulting in hydroelectric generation being 48 percent below normal and 60 percent lower during the first quarter of 2017 as compared to the same period of the prior year.

Small Modular Reactors. TVA submitted an Early Site Permit Application ("ESPA") for review by the NRC in May 2016. TVA supplemented its ESPA on December 15, 2016, as outlined in its letter to the NRC dated August 11, 2016. The NRC completed its acceptance review of the application on December 30, 2016, and will begin its full detailed technical review of the application in early CY 2017. The ESPA is based on a future application for two or more small modular reactor ("SMR") units at TVA’s Clinch River site in Oak Ridge, Tennessee. TVA is considering the four SMR designs under development in the United States and will evaluate the designs and vendors for the SMR technology as they are completed. Because a design has not been selected, the ESPA seeks approval of a Plant Parameter Envelope that encompasses all four SMR designs. TVA and DOE have entered into an interagency agreement to jointly fund licensing activities for the Clinch River site with DOE reimbursement of up to 50 percent of TVA's eligible costs through 2020.

TVA is developing the Clinch River site on a schedule that supports submittal of a combined construction and operating license ("COL") application in 2019, in conjunction with supporting the NRC’s review of the ESPA. Submittal of a COL is subject to sufficient progress being made by the SMR vendor(s) with their design certification(s), and a TVA decision to select a specific SMR technology and proceed with development of a COL application in 2017.

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

One aspect of the guidelines is that dam structures will be periodically reassessed to assure that TVA's dams meet current design criteria. These reassessments include material sampling of the dam and foundational structures and detailed engineering analysis. TVA is currently performing reassessments on its 49 dam projects. Thirty-eight reassessments have been completed through December 31, 2016. The remaining 11 reassessments were initiated in 2016 and are scheduled to be completed by the end of 2017.  Results of the completed reassessments identified areas for further studies at several TVA dams, including Boone and Pickwick (as discussed in more detail below). TVA has spent $64 million on dam safety assurance initiatives since 2012 and expects to spend an additional $206 million through 2021.

Boone Dam Remediation. In October 2014, a sinkhole was discovered near the base of the earthen embankment at Boone Dam, and a small amount of water and sediment was found seeping from the river bank below the dam. TVA identified underground pathways contributing to the seepage and prepared a plan to repair the dam, which consists of the construction of a composite seepage barrier in the dam’s earthen embankment. An environmental assessment review through TVA's NEPA process was completed on January 7, 2016, and a finding of no significant impact was published. TVA completed the first part (low mobility grouting) of its test grouting program on the embankment in September 2016 and is currently evaluating the effectiveness of that grouting phase.  The second phase of the grouting program (high mobility grouting) is underway, and it is anticipated those efforts will be completed in late 2017.

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

                On September 30, 2016, TVA issued a final environmental assessment and finding of no significant impact for its proposed upgrades to the south embankment.  Upon completion of the preliminary engineering study, TVA determined that remediation of the south embankment should be performed by constructing berms on the upstream and downstream slopes. The design phase of the project began during the first quarter of 2017 with the construction phase scheduled to begin in the fall of 2017.  The project is currently estimated to be completed in two years. However, the project could take longer than two years depending on the sequencing and loading of the dam.  The total project cost is estimated to be approximately $100 million.

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

Summary Table of Major Projects
Projects	Estimated Project Cost (in billions)	Estimated In-Service Year
Capacity Expansion Projects
Paradise combined cycle plant	$1.0	2017
Allen combined cycle plant	1.0	2018
Environmental
Gallatin clean air controls	1.0	2018

Regulatory Compliance

Environmental Mitigation. Of the $290 million that TVA is required to spend on environmental mitigation projects under the Environmental Agreements, TVA has already spent approximately $248 million in implementing energy efficiency, electric vehicle, and renewable energy projects. These expenditures on environmental mitigation projects are in addition to the decisions TVA made under the Environmental Agreements to control, convert, or retire additional coal-fired units. See Part I, Business — Power Supply and Load Management Resources — Coal-Fired of the Annual Report.

Transmission Issues. TVA anticipates expenditures related to transmission facilities to increase as a result of both new and evolving regulatory requirements. The North American Electric Reliability Corporation ("NERC") approved revisions to the Transmission Planning ("TPL") Reliability Standards in 2013. TVA has spent $23 million since the approval of the standard through December 31, 2016, on existing transmission facilities and anticipates spending an additional $37 million through 2018 to ensure compliance with the 2013 revision of the TPL standards. Total costs of compliance with the standard, including those beyond 2018, are estimated to be approximately $650 million.

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

Pension

During 2016, the Tennessee Valley Authority Retirement System (“TVARS”) Board of Directors and the TVA Board approved amendments to TVA’s pension plan and the 401(k) plan.  These amendments, which became effective on October 1, 2016, changed the future retirement benefits for employees and retirees and also changed the annual minimum contribution required by TVA to the pension plan.  The amendments adopted reduced the benefit obligation by $960 million and committed TVA to annual contributions of the greater of the minimum contribution calculated by TVARS's actuary according to the TVARS Rules and Regulations or $300 million for a period of 20 years or until the plan has reached a fully funded status if sooner than 20 years. See Note 15.

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

Physical attacks on transmission facilities across the country have heightened awareness of the need to physically protect facilities. TVA is working with the Department of Homeland Security ("DHS"), the Federal Energy Regulatory Commission ("FERC"), NERC, the SERC Reliability Corporation, the North American Transmission Forum, and other utilities to implement industry approved recommendations and standards.

Nuclear Security. Nuclear security is carried out in accordance with federal regulations as set forth by the NRC. These regulations are designed for the protection of TVA's nuclear power plants, the public, and employees from the threat of radiological sabotage and other nuclear-related terrorist threats. TVA has security forces to guard against such threats.

Cyber Security. TVA operates in a highly regulated environment. TVA's cyber security program aligns or complies with the Federal Information Security Management Act, the NERC Critical Infrastructure Protection requirements, and the NRC requirements for cyber security, as well as industry best practices. As part of the U.S. government, TVA coordinates with and works closely with the DHS and the United States Computer Emergency Readiness Team ("US-CERT"). US-CERT functions as a liaison between the DHS and the public and private sectors to coordinate responses to security threats from the Internet. TVA is also participating in studies funded through the DOE to identify, design, and test new solutions for protecting critical infrastructure from cyber attacks.

Although TVA has continued to experience increased cybersecurity threats, none of the attacks to date have impacted TVA's ability to operate as planned or compromised data which could involve TVA in legal proceedings. See Item 1A, Risk Factors — Operational Risks — TVA's facilities and information infrastructure may not operate as planned due to physical and cyber threats to TVA's security of the Annual Report.

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

Clean Air Act

National Ambient Air Quality Standards. On March 2, 2015, the United States District Court for the Northern District of California approved a consent decree between the EPA and certain environmental petitioners in Sierra Club v. McCarthy. The consent decree set a schedule for the EPA to complete nationwide area designations with respect to the 2010 1-Hour sulfur dioxide ("SO2") NAAQS based on monitored air quality levels and SO2 source emission rates and amounts. Air quality modeling was required in 2016 to determine designation of areas around five TVA coal-fired plants. No areas around any TVA generating units are expected to be designated non-attainment. Lower SO2 permit limits well within the capability of existing control equipment are in place for Gallatin and are expected to be in place for Paradise.

Petition to Expand the Ozone Transport Region.  On December 9, 2013, eight of the twelve states that make up the Ozone Transport Region ("OTR") submitted a petition, pursuant to section 176A(a) of the Clean Air Act ("CAA"), requesting the EPA to add nine states, including Kentucky and Tennessee, to the OTR.  The EPA failed to act on the petition within the 180-day period provided under the CAA. On October 6, 2016, six of the eight states filing the petition sued the EPA in the U.S. District Court for the Southern District of New York, asking the court to require the EPA to act on the petition by a date certain.  In response to this lawsuit, the EPA signed, on January 12, 2017, a notice proposing to deny the petition on the basis that the CAA provides other options, such as the use of the “good neighbor provision” in Section 110, and Section 126, to address the impact of interstate air pollution.  The EPA also states that its September 2016 updated Cross State Air Pollution Rule is a significant step to control states’ emission reduction obligations under Section 110 to meet the 2008 ozone NAAQS.  The comment period on this proposal closes 30 days after publication of the notice in the Federal Register.  The EPA has also proposed to enter into a consent decree with the plaintiffs requiring the agency to finalize its action on the petition no later than October 27, 2017.

Cleanup of Solid and Hazardous Wastes

Coal Combustion Residuals. On December 16, 2016, President Obama signed into law the Water Infrastructure Improvements for the Nation Act ("WIIN Act"), which, among other elements, includes amendments to the Solid Waste Disposal Act to provide a path to CCR implementation through state or federal-based permitting as an alternative to the current practice of self-implementation and enforcement through citizen suits in federal courts.

Estimated Required Environmental Expenditures

The following table contains information about TVA’s current estimates on projects related to environmental laws and regulations.

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At December 31, 2016 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Coal combustion residual conversion program(2)	2017-2022	$1,200
Proposed clean air control projects(3)	2017-2021	$335
Clean Water Act requirements(4)	2017-2023	$400
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2)  Includes costs associated with pond closures, conversion of wet to dry handling, and landfill activities. In April 2015, the EPA finalized rules related to CCRs. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects. See Key Initiatives and Challenges — Coal Combustion Residual Facilities.
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $51 million with respect to Legal Proceedings as of December 31, 2016. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 16 — Legal Proceedings, which discussion is incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At December 31, 2016, TVA had no off-balance sheet arrangements.

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

Corporate Governance

The terms of Joe H. Ritch, C. Peter Mahurin, and Michael R. McWherter as members of the TVA Board ended on January 3, 2017.

On January 9, 2017, Michael Balduzzi, Senior Vice President, Nuclear Operations, was named as TVA’s Senior Vice President and Chief Nuclear Officer (“CNO”). Mr. Balduzzi’s appointment became effective January 23, 2017. Mr. Balduzzi reports to Joseph P. Grimes, Jr., TVA’s Executive President, Generation, who was serving as CNO prior to Mr. Balduzzi’s appointment.

Effective January 13, 2017, V. Lynn Evans was selected as the Chair of the TVA Board through May 18, 2017.

Legislative and Regulatory Matters

The WIIN Act amended the TVA Act to prohibit the TVA Board from ordering the removal of existing floating homes located on waters within TVA’s jurisdiction if the homes meet certain criteria. The amendment does allow the TVA Board to bar future construction of floating homes.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2016.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of December 31, 2016, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

10.1
December 2019 Maturity Community Bank Credit Agreement with SunTrust Bank as Administrative Agent and a Lender, Branch Banking and Trust Company as Letter of Credit Issuer and a Lender, First National Bank, First Tennessee Bank National Association, HomeTrust Bank, Pinnacle Bank, Regions Bank, Trustmark National Bank, and United Community Bank (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 15, 2016, File No. 000-52313)

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

Date:	January 30, 2017		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	_/s/ William D. Johnson __________
William D. Johnson
President and Chief Executive Officer (Principal Executive Officer)
		By:	_ /s/ John M. Thomas, III__________
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee

10.1
December 2019 Maturity Community Bank Credit Agreement with SunTrust Bank as Administrative Agent and a Lender, Branch Banking and Trust Company as Letter of Credit Issuer and a Lender, First National Bank, First Tennessee Bank National Association, HomeTrust Bank, Pinnacle Bank, Regions Bank, Trustmark National Bank, and United Community Bank (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 15, 2016, File No. 000-52313)

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