Form 10-Q
period 2017-03-31
Tennessee Valley Authority
filed 2017-05-02
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                    Accelerated filer ☐
Non-accelerated filer    ☒  (Do not check if a smaller reporting company) Smaller reporting company  ☐         Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	40
Executive Overview...............................................................................................................................................................	40
Results of Operations............................................................................................................................................................	41
Liquidity and Capital Resources............................................................................................................................................	48
Key Initiatives and Challenges..............................................................................................................................................	50
Environmental Matters..........................................................................................................................................................	57
Legal Proceedings................................................................................................................................................................	58
Off-Balance Sheet Arrangements.........................................................................................................................................	58
Critical Accounting Policies and Estimates...........................................................................................................................	58
New Accounting Standards and Interpretations....................................................................................................................	58
Corporate Governance..........................................................................................................................................................	58
Legislative and Regulatory Matters.......................................................................................................................................	59

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	59

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	60
Disclosure Controls and Procedures......................................................................................................................................	60
Changes in Internal Control over Financial Reporting............................................................................................................	60

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	61

ITEM 1A. RISK FACTORS...........................................................................................................................................................	61

ITEM 6. EXHIBITS.......................................................................................................................................................................	62

SIGNATURES...............................................................................................................................................................................	63

EXHIBIT INDEX............................................................................................................................................................................	64

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “Quarterly Report”):

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

FORWARD-LOOKING INFORMATION

This Quarterly Report contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.  In certain cases, forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "believe," "intend," “project,” "plan," “predict," "assume," "forecast," "estimate," "objective,” "possible," "probably," "likely," "potential," "speculate," or other similar expressions.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2017	2016	2017	2016
Operating revenues
Revenue from sales of electricity	$2,508	$2,529	$5,016	$4,775
Other revenue	39	42	77	76
Total operating revenues	2,547	2,571	5,093	4,851
Operating expenses
Fuel	503	484	1,071	964
Purchased power	244	237	486	484
Operating and maintenance	699	669	1,440	1,409
Depreciation and amortization	438	465	875	926
Tax equivalents	129	127	258	251
Total operating expenses	2,013	1,982	4,130	4,034
Operating income	534	589	963	817
Other income (expense), net	15	8	27	20
Interest expense
Interest expense	338	337	677	672
Allowance for funds used during construction	—	(58)	—	(116)
Net interest expense	338	279	677	556
Net income (loss)	$211	$318	$313	$281
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2017	2016	2017	2016

Net income (loss)	$211	$318	$313	$281
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	25	(27)	17	(54)
Reclassification to earnings from cash flow hedges	(12)	22	26	46
Total other comprehensive income (loss)	$13	$(5)	$43	$(8)
Total comprehensive income (loss)	$224	$313	$356	$273
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS (Unaudited)
 (in millions)

ASSETS
	March 31, 2017	September 30, 2016
Current assets
Cash and cash equivalents	$300	$300
Accounts receivable, net	1,310	1,747
Inventories, net	1,148	993
Regulatory assets	408	536
Other current assets	113	68
Total current assets	3,279	3,644

Property, plant, and equipment
Completed plant	57,019	51,564
Less accumulated depreciation	(27,930)	(27,592)
Net completed plant	29,089	23,972
Construction in progress	3,583	8,458
Nuclear fuel	1,429	1,450
Capital leases	161	163
Total property, plant, and equipment, net	34,262	34,043

Investment funds	2,388	2,257

Regulatory and other long-term assets
Regulatory assets	9,495	10,164
Other long-term assets	380	386
Total regulatory and other long-term assets	9,875	10,550

Total assets	$49,804	$50,494
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS (Unaudited)
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	March 31, 2017	September 30, 2016
Current liabilities
Accounts payable and accrued liabilities	$1,893	$2,163
Accrued interest	374	363
Current portion of leaseback obligations	60	58
Current portion of energy prepayment obligations	100	100
Regulatory liabilities	183	154
Short-term debt, net	815	1,407
Current maturities of power bonds	1,681	1,555
Current maturities of long-term debt of variable interest entities	35	35
Current maturities of notes payable	28	27
Total current liabilities	5,169	5,862

Other liabilities
Post-retirement and post-employment benefit obligations	6,770	6,929
Asset retirement obligations	3,915	3,840
Other long-term liabilities	2,318	2,776
Leaseback obligations	371	409
Energy prepayment obligations	60	110
Total other liabilities	13,434	14,064

Long-term debt, net
Long-term power bonds, net	21,225	20,901
Long-term debt of variable interest entities, net	1,182	1,199
Long-term notes payable	21	48
Total long-term debt, net	22,428	22,148
Total liabilities	41,031	42,074

Commitments and contingencies

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	7,908	7,594
Total power program proprietary capital	8,166	7,852
Nonpower programs appropriation investment, net	576	580
Accumulated other comprehensive income (loss)	31	(12)
Total proprietary capital	8,773	8,420

Total liabilities and proprietary capital	$49,804	$50,494
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Six Months Ended March 31
 (in millions)

	2017	2016
Cash flows from operating activities
Net income (loss)	$313	$281
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	898	949
Amortization of nuclear fuel cost	172	126
Noncash retirement benefit expense	168	163
Prepayment credits applied to revenue	(50)	(50)
Fuel cost adjustment deferral	106	(16)
Fuel cost tax equivalents	2	(15)
Changes in current assets and liabilities
Accounts receivable, net	440	385
Inventories and other current assets, net	(83)	(62)
Accounts payable and accrued liabilities	(216)	(203)
Accrued interest	11	14
Regulatory assets costs	(14)	(17)
Pension contributions	(155)	(143)
Other, net	(76)	(82)
Net cash provided by operating activities	1,516	1,330
Cash flows from investing activities
Construction expenditures	(1,119)	(1,477)
Nuclear fuel expenditures	(195)	(138)
Loans and other receivables
Advances	(5)	(4)
Repayments	2	3
Other, net	15	3
Net cash used in investing activities	(1,302)	(1,613)
Cash flows from financing activities
Long-term debt
Issues of power bonds	999	—
Redemptions and repurchases of power bonds	(528)	(6)
Redemptions of variable interest entities	(17)	(16)
Redemptions of notes payable	(26)	—
Short-term debt issues (redemptions), net	(595)	372
Payments on leases and leasebacks	(38)	(59)
Financing costs, net	(4)	—
Payments to U.S. Treasury	(3)	(3)
Other, net	(2)	(4)
Net cash provided by (used in) financing activities	(214)	284
Net change in cash and cash equivalents	—	1
Cash and cash equivalents at beginning of period	300	300
Cash and cash equivalents at end of period	$300	$301

Supplemental disclosures
Significant noncash transactions
Accrued capital and nuclear fuel expenditures	$395	$410
Capital lease obligations incurred	3	9
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended March 31, 2017 and 2016
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2015	$258	$6,321	$587	$(5)	$7,161
Net income (loss)	—	320	(2)	—	318
Total other comprehensive income (loss)	—	—	—	(5)	(5)
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at March 31, 2016	$258	$6,640	$585	$(10)	$7,473

Balance at December 31, 2016	$258	$7,697	$578	$18	$8,551
Net income (loss)	—	213	(2)	—	211
Total other comprehensive income (loss)	—	—	—	13	13
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at March 31, 2017	$258	$7,908	$576	$31	$8,773
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Six Months Ended March 31, 2017 and 2016
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2015	$258	$6,357	$590	$(2)	$7,203
Net income (loss)	—	286	(5)	—	281
Total other comprehensive income (loss)	—	—	—	(8)	(8)
Return on power program appropriation investment	—	(3)	—	—	(3)
Balance at March 31, 2016	$258	$6,640	$585	$(10)	$7,473

Balance at September 30, 2016	$258	$7,594	$580	$(12)	$8,420
Net income (loss)	—	317	(4)	—	313
Total other comprehensive income (loss)	—	—	—	43	43
Return on power program appropriation investment	—	(3)	—	—	(3)
Balance at March 31, 2017	$258	$7,908	$576	$31	$8,773
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

Reclassifications

Certain historical amounts have been reclassified in the Consolidated Statement of Cash Flows for the six months ended March 31, 2016. Amounts previously presented in Cash flows from operating activities as Insurance recoveries of $7 million for the six months ended March 31, 2016, are currently reported in Other, net.

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

The allowance for uncollectible accounts was $1 million at both March 31, 2017, and September 30, 2016, for accounts receivable. Additionally, loans receivable of $161 million and $141 million at March 31, 2017, and September 30, 2016, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively, and reported net of allowances for uncollectible accounts of $8 million at both March 31, 2017, and September 30, 2016.

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenue from such pre-commercial generation based on the guidance provided by Federal Energy Regulatory Commission ("FERC") regulations. Watts Bar Nuclear Plant ("Watts Bar") Unit 2 commenced pre-commercial plant operations on June 3, 2016, and commercial operations began on October 19, 2016. TVA has also constructed a natural gas-fired generation facility at its Paradise Fossil Plant site which commenced pre-commercial plant operations on October 10, 2016, and commercial operations on April 7, 2017. Estimated revenue of $6 million and $20 million, related to these projects, was capitalized to offset project costs and is included in Revenue from sales of electricity as a contra-revenue amount on the consolidated statement of operations for the three and six months ended March 31, 2017, respectively. TVA also capitalized related fuel costs for these two construction projects of approximately $8 million and $13 million during the three and six months ended March 31, 2017, respectively.

Depreciation

Depreciation expense was $336 million and $369 million for the three months ended March 31, 2017 and 2016, respectively, and $672 million and $733 million for the six months ended March 31, 2017 and 2016, respectively. Depreciation rates are determined based on an external depreciation study. TVA concluded and implemented the results of a new study effective October 1, 2016. Implementation of the new depreciation rates resulted in an estimated decrease of approximately $56 million and $112 million in depreciation and amortization expense during the three and six months ended March 31, 2017, respectively, as compared to the same periods of the prior year. This estimate represents the impact of implementing the new depreciation rates only and does not include any potential impact of other possible changes, including additions to or retirements of net completed plant that occurred during the same period. The decrease in depreciation expense as a result of the new depreciation rates is primarily attributable to the use of TVA's current generation plans, which resulted in changes in retirement date assumptions for coal-fired plants, and changes in the estimated service lives for transmission assets.

Allowance for Funds Used During Construction

TVA may capitalize interest on eligible projects as allowance for funds used during construction ("AFUDC"), based on the average interest rate of TVA’s outstanding debt.  The allowance is applicable to construction in progress related to eligible projects with (1) an expected total project cost of $1.0 billion or more, and (2) an estimated construction period of at least three years in duration.  TVA capitalized $58 million and $116 million of AFUDC for the three and six months ended March 31, 2016, respectively, related to the Watts Bar Unit 2 project which went into service in October 2016. No AFUDC was recorded for comparable periods in the current year.

Blended Low-Enriched Uranium Program

Under the blended low-enriched uranium ("BLEU") program, TVA, the U.S. Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for the DOE's surplus of enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants. Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel. Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in payments to the DOE of as much as $160 million. TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use. At March 31, 2017, TVA had paid out approximately $151 million for this program, and the obligation recorded was $9 million.

2.  Impact of New Accounting Standards and Interpretations

The following are accounting standard updates issued by the Financial Accounting Standards Board ("FASB") that TVA adopted during 2017.

Consolidation
Description
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

Effective Date for TVA	October 1, 2016
Effect on the Financial Statements or Other Significant Matters	The adoption of the standard did not materially impact TVA's financial condition, results of operations, or cash flows.

The following accounting standards have been issued, but as of March 31, 2017, were not effective and had not been adopted by TVA.

Defined Benefit Costs
Description
This guidance changes how information about defined benefit costs for pension plans and other post-retirement benefit plans is presented in employer financial statements. The guidance requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. Additionally, the guidance stipulates that only the service cost component of net benefit cost is eligible for capitalization in assets.

Effective Date for TVA	The new standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2018. While early adoption is permitted, TVA does not currently plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters	TVA is currently evaluating the potential impact of these changes on its consolidated financial statements and related disclosures.

Revenue Recognition
Description
In 2014, the FASB issued new guidance related to revenue from contracts with customers.  The guidance, including subsequent amendments, replaces the existing accounting standard and industry specific guidance for revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The underlying principle of the guidance is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries and across industries. The new standard also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers.  At adoption, companies must also select a transition method to be applied either retrospectively to each prior reporting period presented or retrospectively with a cumulative effect adjustment to retained earnings at the date of initial adoption.

Effective Date for TVA	The new standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2018. While early adoption is permitted, TVA does not currently plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters
While TVA expects most of its revenue to be included in the scope of the new guidance, it has not completed its evaluation of all such arrangements.  TVA’s current efforts in evaluating the impact of the standard are focused on scoping of revenue streams and evaluating contracts with local power companies, which represent the majority of TVA's revenues.  TVA is also conducting ongoing evaluations of how the new guidance impacts other transactions, including sales to directly served industrial customers, sales to federal agencies, purchase power agreements, contributions in aid of construction, fuel cost adjustments, and other revenue streams. In addition, the power and utilities industry is currently addressing certain industry-specific issues which have not yet been finalized.  As the ultimate impact of the new standard has not yet been determined, TVA has not yet elected its transition method.

Inventory Valuation
Description
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

Effective Date for TVA	The new standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2017. While early adoption is permitted, TVA does not currently plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters	TVA does not expect the adoption of this standard to have a material impact on TVA's financial condition, results of operations, or cash flows.

Lease Accounting
Description
This guidance changes the provisions of recognition in both the lessee and lessor accounting models. The standard requires entities that lease assets — referred to as "lessees" — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance (similar to current capital leases) or operating lease. However, unlike current lease accounting rules — which require only capital leases to be recognized on the balance sheet — the new standard will require both types of leases to be recognized on the balance sheet. Operating leases will result in straight-line expense, while finance leases will result in recognition of interest on the lease liability separate from amortization expense. The accounting for the owner of the assets leased by the lessee — also known as lessor accounting — will remain largely unchanged from current lease accounting rules. When the standard becomes effective, it will include interim periods within that fiscal year, and will be required to be applied using a modified retrospective transition.

Effective Date for TVA	The new standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2019. While early adoption is permitted, TVA does not currently plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters	TVA is currently evaluating the potential impact of these changes on its consolidated financial statements and related disclosures.

Financial Instruments
Description
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

Effective Date for TVA
The new standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2018. Early adoption is not permitted unless specific early adoption guidance is applied. TVA does not currently plan to adopt the standard early.

Effect on the Financial Statements or Other Significant Matters
TVA currently measures all of its equity investments (other than those that result in the consolidation of the investee) at fair value, with changes in the fair value recognized through net income. If TVA’s Board has authorized the use of regulatory accounting, the changes in fair value are deferred as regulatory assets or liabilities. TVA currently discloses significant assumptions around its estimates of fair value for financial instruments carried at amortized cost on its consolidated balance sheet. TVA is currently evaluating the potential impact of the changes in this new guidance on its consolidated financial statements and related disclosures.

Derivatives and Hedging
Description
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

Effective Date for TVA	The new standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2017. While early adoption is permitted, TVA does not currently plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters
TVA has two issues of Putable Automatic Rate Reset Securities (“PARRS”) outstanding. After a fixed-rate period of five years, the coupon rate on the PAARS may automatically be reset downward under certain market conditions on an annual basis. The coupon rate reset on the PARRS is based on a calculation. If the coupon rate is going to be reset, holders may request, for a limited period of time, redemption of the Bonds at par value, with repayment of principal on the reset date. This put option is otherwise not available. For both series of PARRS, the coupon rate will reset downward on the reset date if the rate calculated is below the then-current coupon rate on the Bond. TVA plans to assess whether these contingent put options, that can accelerate the payment of principal on the PARRS, continue to be clearly and closely related to their debt hosts under the new guidance. TVA plans to assess the put options in accordance with the four-step decision sequence clarified in the guidance. While a preliminary assessment indicates that TVA does not believe the new guidance will impact its current assessment, TVA will continue to evaluate the potential impact of the new guidance on its consolidated balance sheet.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At March 31, 2017	At September 30, 2016
Power receivables	$1,233	$1,637
Other receivables	78	111
Allowance for uncollectible accounts	(1)	(1)
Accounts receivable, net	$1,310	$1,747

4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At March 31, 2017	At September 30, 2016
Materials and supplies inventory	$745	$673
Fuel inventory	418	345
Emission allowance inventory, net	16	14
Allowance for inventory obsolescence	(31)	(39)
Inventories, net	$1,148	$993

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At March 31, 2017	At September 30, 2016
Loans and other long-term receivables, net	$157	$136
EnergyRight® receivables	108	112
Prepaid capacity payments	38	42
Commodity contract derivative assets	—	3
Other	77	93
Other long-term assets	$380	$386

In association with the EnergyRight® Solutions program, local power company customers of TVA ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or ten years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA’s consolidated balance sheets. As of March 31, 2017, and September 30, 2016, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $27 million and $29 million, respectively. See Note 8 for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities
	At March 31, 2017	At September 30, 2016
Current regulatory assets
Deferred nuclear generating units	$237	$237
Unrealized losses on commodity derivatives	109	122
Fuel cost adjustment receivable	—	98
Environmental agreements	17	34
Environmental cleanup costs - Kingston ash spill	43	42
Other current regulatory assets	2	3
Total current regulatory assets	408	536

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,270	5,385
Unrealized losses on interest rate derivatives	1,088	1,547
Nuclear decommissioning costs	882	938
Deferred nuclear generating units	871	850
Non-nuclear decommissioning costs	822	819
Environmental cleanup costs - Kingston ash spill	283	299
Unrealized losses on commodity derivatives	33	56
Environmental agreements	14	18
Other non-current regulatory assets	232	252
Total non-current regulatory assets	9,495	10,164
Total regulatory assets	$9,903	$10,700

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$150	$148
Fuel cost adjustment payable	8	—
Unrealized gains on commodity derivatives	25	6
Total current regulatory liabilities	183	154

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	—	3
Total regulatory liabilities	$183	$157

Deferred Nuclear Generation Units. On November 14, 2016, following a public auction, TVA entered into a contract to sell substantially all of the Bellefonte Nuclear Plant ("Bellefonte") site for $111 million.  The net book value of the Bellefonte assets to be sold and the related asset retirement costs are collectively $121 million and are included in Regulatory asset-Deferred nuclear generating units on TVA’s Consolidated Balance Sheet at March 31, 2017, as approved by the TVA Board.  TVA received $22 million on November 14, 2016, which is recorded as a long-term liability on TVA’s Consolidated Balance Sheet at March 31, 2017, with the remaining $89 million due at closing.  The buyer has up to two years to close on the property.  The closing is subject to, among other conditions, a determination by TVA's Chief Executive Officer that potential environmental impacts have been appropriately addressed or are acceptable. Proceeds received from the sale will be recorded as a reduction to the regulatory asset upon closing and will reduce amounts collected in future rates.  Any subsequent losses resulting from the disposition or impairment of Bellefonte will be recovered in future rates until fully recovered based upon the TVA Board-approved recovery of the Regulatory asset-Deferred nuclear generating units in future rates at an amount of $237 million per year until fully recovered.

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

John Sevier VIEs

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of March 31, 2017, and September 30, 2016, as reflected in the consolidated balance sheets are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At March 31, 2017	At September 30, 2016
Current liabilities
Accrued interest	$11	$11
Accounts payable and accrued liabilities	2	2
Current maturities of long-term debt of variable interest entities	35	35
Total current liabilities	48	48
Other liabilities
Other long-term liabilities	31	33
Long-term debt, net
Long-term debt of variable interest entities, net	1,182	1,199
Total liabilities	$1,261	$1,280

Interest expense of $15 million for the three months ended March 31, 2017 and 2016 and $30 million and $31 million for the six months ended March 31, 2017 and 2016, respectively, is included in the Consolidated Statements of Operations related to debt of variable interest entities and membership interests of variable interest entities subject to mandatory redemption.

Creditors of the VIEs have no recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to the VIEs other than as prescribed in the terms of the agreements related to these transactions.

8.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative instruments as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 16 — Legal Proceedings — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At March 31, 2017	At September 30, 2016
Interest rate swap liabilities	$1,479	$1,938
Capital lease obligations	179	177
Currency swap liabilities	145	162
EnergyRight® financing obligation	125	130
Membership interests of VIE subject to mandatory redemption	31	33
Commodity contract derivative liabilities	33	49
Environmental agreements liability	14	18
Other	312	269
Total other long-term liabilities	$2,318	$2,776

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s consolidated balance sheets. As of March 31, 2017, and September 30, 2016, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $31 million and $33 million, respectively. See Note 5 for information regarding the associated loans receivable and for details regarding the EnergyRight® Solutions program.

9.  Asset Retirement Obligations

During the six months ended March 31, 2017, TVA's total ARO liability increased $63 million as a result of revisions in estimates and periodic accretion, partially offset by settlement projects that were conducted during these periods.  The nuclear and non-nuclear accretion expense was deferred as regulatory assets.  During the six months ended March 31, 2017, $72 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 6. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 13 and Note 16 — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2016	$2,492	$1,560	$4,052
Settlements	—	(58)	(58)
Revisions in estimate	—	46	46
Additional obligations	—	1	1
Accretion (recorded as regulatory asset)	58	16	74
Balance at March 31, 2017	$2,550	$1,565	$4,115	(1)
Note
(1) The current portion of ARO in the amount of $200 million and $212 million is included in Accounts payable and accrued liabilities at March 31, 2017, and September 30, 2016, respectively.

10.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at March 31, 2017, and September 30, 2016, consisted of the following:

Debt Outstanding
	At March 31, 2017	At September 30, 2016
Short-term debt
Short-term debt, net	$815	$1,407
Current maturities of power bonds	1,681	1,555
Current maturities of long-term debt of variable interest entities	35	35
Current maturities of notes payable	28	27
Total current debt outstanding, net	2,559	3,024
Long-term debt
Long-term power bonds(1)	21,384	21,063
Long-term debt of variable interest entities	1,193	1,211
Long-term notes payable	21	48
Unamortized discounts, premiums, issue costs, and other	(170)	(174)
Total long-term debt, net	22,428	22,148
Total outstanding debt	$24,987	$25,172
Note
(1) Includes net exchange gain from currency transactions of $176 million at March 31, 2017, and $150 million at September 30, 2016.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2016, to March 31, 2017:

Debt Securities Activity
	Date	Amount(1)	Interest Rate
Issues
2017 Series A (2)	February 2017	$1,000	2.88%
Discount on debt issues		(1)
Total long-term debt issuances		$999

Redemptions/Maturities
electronotes®	First Quarter 2017	$1	2.65%
electronotes®	Second Quarter 2017	1	3.29%
2009 Series B	December 2016	1	3.77%
2001 Series D	December 2016	525	4.88%
Total redemptions/maturities of power bonds		528
Notes payable		26	0.81%
Debt of variable interest entities		17	4.30%
Total redemptions/maturities of debt		$571
Note
(1) All redemptions were at 100 percent of par.
(2) The 2017 Series A bonds were issued at 99.9 percent of par.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2017 with a maturity date of September 30, 2017. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at March 31, 2017. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

TVA also has funding available in the form of four long-term revolving credit facilities totaling $2.7 billion: a $150 million credit facility matures on December 12, 2019, a $500 million credit facility matures on February 1, 2021, a $1.0 billion credit facility matures on June 2, 2020, and another $1.0 billion credit facility matures on September 30, 2020. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At March 31, 2017, and September 30, 2016, there were approximately $1.1 billion and $1.4 billion, respectively, of letters of credit outstanding under the facilities. See Note 12 — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term credit facilities:

Summary of Long-Term Credit Facilities At March 31, 2017
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
December 2019	$150	$38	$—	$112
February 2021	500	500	—	—
June 2020	1,000	278	—	722
September 2020	1,000	288	—	712
Total	$2,650	$1,104	$—	$1,546

Lease/Leaseback Obligations

TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units (“CTs”) as well as certain qualified technological equipment and software (collectively, “QTE”). Due to TVA’s continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. In 2016, TVA acquired 100 percent of the equity interests in two special purpose entities ("SPEs") created for the purpose of facilitating a portion of the leaseback arrangements. As a result of the acquisition, TVA effectively settled its leaseback obligations related to eight CTs. At March 31, 2017, and September 30, 2016, the outstanding leaseback obligations related to CTs and QTE were $431 million and $467 million, respectively.

11.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA’s currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA’s portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended March 31, 2017 and 2016, TVA reclassified $12 million of gains and $22 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense. During the six months ended March 31, 2017 and 2016, TVA reclassified $26 million and $46 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1) Amount of Mark-to-Market Gain (Loss) Recognized in OCI
			Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2017	2016	2017	2016
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction.	$25	$(27)	$17	$(54)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1) Amount of Gain (Loss) Reclassified from OCI to Interest Expense
	Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	2017	2016	2017	2016
Currency swaps	$12	$(22)	$(26)	$(46)

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

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives
			Three Months Ended March 31(1)		Six Months Ended March 31(1)
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2017	2016	2017	2016
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in interest expense when payments are made or received on the swap settlement dates.	$(26)	$(27)	$(52)	$(55)

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	2	—	—	—

Commodity derivatives under FTP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(6)	(21)	(21)	(56)
Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three months and six months ended March 31, 2017 and 2016.

Fair Values of TVA Derivatives
	At March 31, 2017		At September 30, 2016
Derivatives That Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(84)	Other long-term liabilities	$(82)	Other long-term liabilities
£250 million Sterling	(34)	Other long-term liabilities	(41)	Other long-term liabilities
£150 million Sterling	(27)	Other long-term liabilities	(39)	Other long-term liabilities

	At March 31, 2017		At September 30, 2016
Derivatives That Do Not Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(1,072)	Other long-term liabilities	(1,387)	Other long-term liabilities
$476 million notional	(398)	Other long-term liabilities	(539)	Other long-term liabilities
$42 million notional	(9)	Other long-term liabilities	(12)	Other long-term liabilities
Commodity contract derivatives	(97)	Other current assets $25; Other long-term liabilities $(33); Accounts payable and accrued liabilities $(89)	(125)	Other current assets $6; Other long-term assets $3; Other long-term liabilities $(49); Accounts payable and accrued liabilities $(85)
FTP
Derivatives under FTP(1)	(17)	Other current assets $(13); Accounts payable and accrued liabilities $(4)	(39)	Other current assets $(30); Other long-term liabilities $(2); Accounts payable and accrued liabilities $(7)
Note
(1)  Fair values of certain derivatives under the FTP that were in net liability positions totaling $13 million and $30 million at March 31, 2017, and September 30, 2016, respectively, are recorded in TVA's margin cash accounts in Other current assets. These derivatives are transacted with futures commission merchants, and cash deposits have been posted to the margin cash accounts held with each futures commission merchant to offset the net liability positions in full.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had three currency swaps outstanding as of March 31, 2017, with total currency exposure of £600 million and expiration dates ranging from 2021 to 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally, TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's consolidated balance sheets and are included in the ratemaking formula when the transactions settle. The values of these derivatives are included in Other long-term assets or Other long-term liabilities on the consolidated balance sheets, and realized gains and losses, if any, are included in TVA's consolidated statements of operations. For the three months ended March 31, 2017 and 2016, the changes in fair market value of the interest rate swaps resulted in deferred unrealized gains of $18 million and deferred unrealized losses of $262 million, respectively. For the six months ended March 31, 2017 and 2016, the changes in fair market value of the interest rate swaps resulted in deferred unrealized gains of $459 million and deferred unrealized losses of $173 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At March 31, 2017, TVA's coal contract derivatives had terms of up to two years and natural gas contract derivatives had terms of up to four years.

Commodity Contract Derivatives
	At March 31, 2017			At September 30, 2016
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	19	21 million tons	$(113)	20	20 million tons	$(127)
Natural gas contract derivatives	48	278 million mmBtu	$16	39	148 million mmBtu	$2

Derivatives Under FTP. While TVA has suspended its FTP and no longer uses financial instruments to hedge risks related to commodity prices, certain natural gas swaps with a maturity of one year or less remain as part of the suspended FTP.

Derivatives Under Financial Trading Program(1)
	At March 31, 2017		At September 30, 2016
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Swap contracts	11,200,000	$(17)	21,052,500	$(39)
Note
(1) Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(2) million at March 31, 2017, and $(5) million at September 30, 2016. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

Financial Trading Program Unrealized Gains (Losses)
	At March 31 2017	At September 30 2016
FTP unrealized gains (losses) deferred as regulatory liabilities (assets)
Natural gas	$(17)	$(39)

Financial Trading Program Realized Gains (Losses)
	Three Months Ended March 31		Six Months Ended March 31
	2017	2016	2017	2016
Decrease (increase) in fuel expense
Natural gas	$(5)	$(17)	$(17)	$(45)

Financial Trading Program Realized Gains (Losses)
	Three Months Ended March 31		Six Months Ended March 31
	2017	2016	2017	2016
Decrease (increase) in purchased power expense
Natural gas	$(1)	$(4)	$(4)	$(11)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the consolidated balance sheets as of March 31, 2017, and September 30, 2016, are shown in the table below:

Derivative Assets and Liabilities
	As of March 31, 2017
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Commodity derivatives not subject to master netting or similar arrangement	$25	$—	$25

Liabilities
Currency swap(s) (3)	$145	$—	$145
Interest rate swaps (3)	1,479	—	1,479
Commodity derivatives under FTP	17	(13)	4
Total derivatives subject to master netting or similar arrangement	1,641	(13)	1,628
Commodity derivatives not subject to master netting or similar arrangement	122	—	122

Total liabilities	$1,763	$(13)	$1,750

	As of September 30, 2016
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Commodity derivatives under FTP subject to master netting or similar arrangement	$6	$(6)	$—
Commodity derivatives not subject to master netting or similar arrangement	9	—	9

Total	$15	$(6)	$9

Liabilities
Currency swap(s) (3)	$162	$—	$162
Interest rate swaps (3)	1,938	—	1,938
Commodity derivatives under FTP	45	(36)	9
Total derivatives subject to master netting or similar arrangement	2,145	(36)	2,109
Commodity derivatives not subject to master netting or similar arrangement	134	—	134

Total	$2,279	$(36)	$2,243
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
(3) Letters of credit of approximately $1.1 billion and $1.4 billion were posted as collateral at March 31, 2017, and September 30, 2016, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the Long-Term Deferred Compensation Plan ("LTDCP"). All securities in the trusts are classified as trading.  See Note 13 — Investment Funds for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. The fair values of these derivatives were in net asset positions totaling $10 million and $15 million at March 31, 2017 and September 30, 2016, respectively.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At March 31, 2017, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.6 billion.  TVA's collateral obligations at March 31, 2017, under these arrangements were approximately $1.1 billion, for which TVA had posted approximately $1.1 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at March 31, 2017. The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (i.e., barge, rail, and truck). Emerging technologies, environmental regulations, and low natural gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies. Continued difficulties by coal suppliers could result in consolidations, additional bankruptcies, restructurings, contract renegotiations, or other scenarios. Under these scenarios and TVA’s potential available responses, TVA does not anticipate a significant financial impact in obtaining continued fuel supply for its coal-fired generation.

On March 29, 2017, one of TVA’s suppliers filed for protection under Chapter 11 of the United States Bankruptcy Code. Subsequently, on April 11, 2017, the parent company of the supplier submitted an unaudited financial report for the period from April 2016 to December 2016 with an accompanying statement warning "there are events and circumstances that may bring about significant questions about the idea of carrying on as a going concern."  The parent company is also a supplier of goods and services to TVA. TVA currently has several contracts with these companies, including contracts for the enrichment and fabrication of nuclear fuel and the manufacture of a steam generator, as well as several ongoing agreements for maintenance and outage support at its nuclear and coal-fired plants. TVA is assessing potential performance impacts, including procurement of parts and services as well as outage schedules. If either supplier is unable to perform under TVA’s existing contracts and TVA is unable to obtain similar services at similar terms from other vendors, TVA could experience delays, disruptions, additional costs, or other operational outcomes which TVA cannot predict at this time, but which could be material.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant. TVA has determined that the supplier has the equivalent of a non-investment grade credit rating; therefore, the supplier has provided credit assurance to TVA under the terms of the agreement.

Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT fund and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction. If a counterparty to the derivative contracts into which the NDT fund and the qualified pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At March 31, 2017, all of TVA's commodity derivatives under the FTP, currency swaps, and interest rate swaps were with banking counterparties whose Moody's credit ratings were A3 or higher.

TVA classifies qualified forward coal and natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At March 31, 2017, the coal contracts were with counterparties whose Moody's credit rating, or TVA’s internal analysis when such information was unavailable, ranged from Ca or D, respectively, to Ba3. At March 31, 2017, the natural gas contracts were with counterparties whose ratings ranged from B1 to A3. See Suppliers above for discussion of challenges facing the coal industry. TVA's total value for derivative contracts with coal counterparties in an asset position as of March 31, 2017, was approximately $3 million. TVA currently utilizes two futures commission merchants ("FCMs") to clear commodity contracts, including futures, options, and similar financial derivatives. These transactions are executed under the FTP by the FCMs on exchanges on behalf of TVA. TVA maintains margin cash accounts with the FCMs. TVA makes deposits to the margin cash accounts to adequately cover any net liability positions on its derivatives transacted with the FCMs. See the note to the Fair Values of TVA Derivatives table above.

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

Investment Funds

At March 31, 2017, Investment funds were composed of $2.4 billion of securities classified as trading and measured at fair value. Trading securities are held in the NDT, ART, SERP, and LTDCP.  The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $1.8 billion and $545 million, respectively, at March 31, 2017.

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

The NDT, ART, SERP, and LTDCP are composed of multiple types of investments and are managed by external institutional managers. Most U.S. and international equities, U.S. Treasury inflation-protected securities, real estate investment trust securities, and cash securities and certain derivative instruments are measured based on quoted exchange prices in active markets and are classified as Level 1 valuations. Fixed-income investments, high-yield fixed-income investments, currencies, and most derivative instruments are non-exchange traded and are classified as Level 2 valuations. These measurements are based on market and income approaches with observable market inputs.

Private equity limited partnerships and private real estate investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $59 million and unfunded commitments related to private real estate of $5 million at March 31, 2017. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT’s ability to liquidate its investments. There are no readily available quoted exchange prices for these investments. The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers. These investments are typically valued on a quarterly basis. TVA’s private equity limited partnerships and private real estate investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at net asset value in the fair value hierarchy.

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

Realized and unrealized gains and losses on trading securities are recognized in current earnings and are based on average cost. The gains and losses of the NDT and ART are subsequently reclassified to a regulatory asset or liability account in accordance with TVA's regulatory accounting policy. See Note 1 — Cost-Based Regulation. TVA recorded unrealized gains and losses related to its trading securities held during each period as follows:

Unrealized Investment Gains (Losses)
		Three Months Ended March 31		Six Months Ended March 31
Fund	Financial Statement Presentation	2017	2016	2017	2016
SERP	Other income (expense)	$2	$—	$1	$—
LTDCP	Other income (expense)	1	—	—	—
NDT	Regulatory asset	42	9	35	48
ART	Regulatory asset	19	(3)	22	9

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2016) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $1 million decrease in the fair value of assets and a less than $1 million decrease in the fair value of liabilities at March 31, 2017.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2017, and September 30, 2016. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At March 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$205	$—	$—	$205
Government debt securities	76	58	—	134
Corporate debt securities	—	408	—	408
Mortgage and asset-backed securities	—	46	—	46
Institutional mutual funds	83	—	—	83
Forward debt securities contracts	—	10	—	10
Private equity funds measured at net asset value(1)	—	—	—	139
Private real estate funds measured at net asset value(1)	—	—	—	112
Commingled funds measured at net asset value(1)	—	—	—	1,251
Total investments	364	522	—	2,388
Commodity contract derivatives	—	22	3	25

Total	$364	$544	$3	$2,413

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swap(s) (2)	$—	$145	$—	$145
Interest rate swaps	—	1,479	—	1,479
Commodity contract derivatives	—	6	116	122
Commodity derivatives under FTP(2)
Swap contracts	—	4	—	4

Total	$—	$1,634	$116	$1,750
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

The following table presents a reconciliation of all commodity contract derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	Commodity Contract Derivatives
	Three Months Ended March 31	Six Months Ended March 31
Balance at beginning of period	$(123)	$(98)
Net unrealized gains (losses) deferred as regulatory assets and liabilities	(64)	(89)
Balance at March 31, 2016	$(187)	$(187)

Balance at beginning of period	$(104)	$(127)
Net unrealized gains (losses) deferred as regulatory assets and liabilities	(8)	15
Balance at March 31, 2017	$(112)	$(112)

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31 2017	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$3	Pricing model	Coal supply and demand	0.6 - 0.8 billion tons/year
			Long-term market prices	$11.45 - $109.55/ton
Liabilities
Commodity contract derivatives	$116	Pricing model	Coal supply and demand	0.6 - 0.8 billion tons/year
			Long-term market prices	$11.45 - $109.55/ton

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30 2016	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$4	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$11.80 - $85.02/ton
Liabilities
Commodity contract derivatives	$131	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$11.80 - $85.02/ton

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair values of the financial instruments held at March 31, 2017, and September 30, 2016, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at March 31, 2017, and September 30, 2016, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At March 31, 2017		At September 30, 2016
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$135	$138	$141	$144

Loans and other long-term receivables, net (including current portion)	Level 2	$161	$150	$141	$130

EnergyRight® financing obligation (including current portion)	Level 2	$156	$175	$163	$183

Unfunded loan commitments	Level 2	$—	$14	$—	$17

Membership interest of variable interest entity subject to mandatory redemption (including current portion)	Level 2	$33	$42	$35	$46

Long-term outstanding power bonds (including current maturities), net	Level 2	$22,906	$26,983	$22,456	$28,620

Long-term debt of variable interest entities (including current maturities), net	Level 2	$1,217	$1,353	$1,234	$1,468

Long-term notes payable (including current maturities)	Level 2	$49	$49	$75	$75

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

The fair value of long-term debt traded in the public market is determined by multiplying the par value of the debt by the indicative market price at the balance sheet date. The fair value of other long-term debt and membership interests of variable interest entities subject to mandatory redemption is estimated by determining the present value of future cash flows using current market rates for similar obligations, giving effect to credit ratings and remaining maturities.

14.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	Three Months Ended March 31		Six Months Ended March 31
	2017	2016	2017	2016
External services	$5	$3	$8	$7
Interest income	6	6	11	12
Gains (losses) on investments	4	—	4	3
Miscellaneous	—	(1)	4	(2)
Total other income (expense), net	$15	$8	$27	$20

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and six months ended March 31, 2017 and 2016, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended March 31				For the Six Months Ended March 31
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$13	$34	$5	$4	$30	$66	$9	$8
Interest cost	116	142	4	8	232	282	11	15
Expected return on plan assets	(114)	(112)	—	—	(228)	(223)	—	—
Amortization of prior service credit	(24)	(5)	(10)	(2)	(49)	(11)	(11)	(3)
Recognized net actuarial loss	120	82	5	1	236	155	7	3
Total net periodic benefit cost as actuarially determined	111	141	4	11	221	269	16	23
Amount capitalized due to actions of regulator	(34)	(71)	—	—	(68)	(129)	—	—
Total net periodic benefit cost	$77	$70	$4	$11	$153	$140	$16	$23

TVA contributes to the pension plan such amounts as are necessary on an actuarial basis to provide the pension plan with assets sufficient to meet TVA-funded benefit obligations to be paid to members. TVA contributed $275 million to TVARS in 2016 and expects to contribute $300 million in 2017. As of March 31, 2017, TVA had contributed $150 million to TVARS and expects to contribute the remaining $150 million by September 30, 2017. TVA also contributed $42 million and $20 million to the 401(k) plan during the six months ended March 31, 2017 and 2016, respectively. TVA does not separately set aside assets to fund its other post-retirement benefit plans, but rather funds such benefits on an as-paid basis. TVA provided approximately $17 million and $21 million, net of rebates and subsidies, to other post-retirement benefit plans for the six months ended March 31, 2017 and 2016, respectively. TVA includes its cash contributions to the pension plan in the rate-making formula; accordingly, TVA recognizes pension costs as regulatory assets to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan.

16.  Contingencies and Legal Proceedings

Contingencies

Nuclear Insurance.  The Price-Anderson Act provides a layered framework of protection to compensate for losses arising from a nuclear event in the United States.  For the first layer, all of the NRC nuclear plant licensees, including TVA, purchase $450 million of nuclear liability insurance from American Nuclear Insurers for each plant with an operating license.  Funds for the second layer, the Secondary Financial Program, would come from an assessment of up to $127 million from the licensees of each of the 102 NRC licensed reactors in the United States.  The assessment for any nuclear accident would be limited to $19 million per year per unit.  American Nuclear Insurers, under a contract with the NRC, administers the Secondary Financial Program.  With its seven licensed units, TVA could be required to pay a maximum of $891 million per nuclear incident, but it would have to pay no more than $133 million per incident in any one year.  When the contributions of the nuclear plant licensees are added to the insurance proceeds of $450 million, over $13.0 billion, including a five percent surcharge for legal expenses, would be available.  Under the Price-Anderson Act, if the first two layers are exhausted, the U.S. Congress is required to take action to provide additional funds to cover the additional losses.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At March 31, 2017, the estimated future decommissioning cost of $2.6 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions.

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

Non-Nuclear Decommissioning.  The estimated future non-nuclear decommissioning ARO was $1.6 billion at March 31, 2017.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

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

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to costs of approximately $300 million from 2017 to 2023, which include future clean air controls, existing controls capital projects, and air operations and maintenance projects. The majority of the $300 million is expected to be spent by 2018 on new controls at Gallatin and Shawnee.  TVA also estimates additional expenditures of $1.1 billion from 2017 to 2022 relating to TVA’s coal combustion residuals ("CCR") conversion program as well as expenditures of approximately $500 million from 2017 to 2024 relating to compliance with Clean Water Act requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates.

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

TVA operations at some facilities have resulted in contamination that TVA is addressing.  At March 31, 2017, and September 30, 2016, respectively, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $27 million and $23 million on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At March 31, 2017, TVA had accrued $40 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $16 million is included in Other long-term liabilities and $24 million is included in Accounts payable and accrued liabilities. TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses, and no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

Case Involving Tennessee Valley Authority Retirement System.  In March 2010, eight current and former participants in and beneficiaries of TVARS filed suit in the United States District Court for the Middle District of Tennessee challenging the TVARS Board's 2009 decision to amend the TVARS Rules and Regulations (“Rules”) in exchange for a $1.0 billion contribution from TVA. The changes approved by the TVARS Board (1) suspended the TVA contribution requirements for 2010 through 2013, (2) reduced the calculation for cost-of-living adjustments ("COLAs") for CY 2010 through CY 2013, (3) reduced the interest crediting rate for the fixed fund accounts, and (4) increased the eligibility age to receive COLAs from age 55 to 60. The plaintiffs alleged that these changes violated their constitutional rights (due process, equal protection, and property rights), violated the Administrative Procedure Act, and violated the substantive and procedural components of an anti-cutback provision in the Rules. TVA and the plaintiffs filed cross motions for summary judgment. In August 2015, the court granted TVA’s motion for summary judgment and dismissed the case with prejudice. In September 2015, the plaintiffs appealed this decision to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). On August 12, 2016, the Sixth Circuit held that the plaintiffs’ rights were not violated because COLAs are not vested benefits. A few other issues were remanded to the district court for further proceedings. On March 2, 2017, the district court granted TVA's motion for a judgment on the administrative record and dismissed all the remaining claims in this case. On March 31, 2017, the plaintiffs appealed the district court's decision to the Sixth Circuit.

Cases Involving Gallatin Fossil Plant CCR Facilities. In January 2015, the State of Tennessee filed a lawsuit against TVA in the Chancery Court for Davidson County, Tennessee. The lawsuit alleges that waste materials have been released into waters of the state from CCR facilities at Gallatin Fossil Plant ("Gallatin") in violation of the Tennessee Water Quality Control Act and the Tennessee Solid Waste Disposal Act. TDEC is seeking injunctive relief, which could include an order requiring TVA to relocate the CCR facilities. TDEC is also requesting civil penalties of up to $17,000 per day for each day TVA is found to have violated the statutes. In February 2015, the court issued an order allowing the Tennessee Scenic Rivers Association ("TSRA") and the Tennessee Clean Water Network ("TCWN") to intervene in the case. In January 2016, the court issued an agreed temporary injunction proposed by the State of Tennessee and TVA requiring TVA to conduct further environmental studies at Gallatin to determine the extent of soil, surface water, and groundwater contamination by CCR material at the site and to support the development of any necessary corrective action plan in cooperation with the other parties. Pursuant to the injunction, TVA submitted an Environmental Investigation Plan ("EIP") to the State of Tennessee on March 18, 2016. Following State comments on the draft EIP, TVA submitted a revised EIP to the State on June 20, 2016. On June 30, 2016, the State provided conditional approval to proceed with a portion of the investigation. The State subsequently provided additional approvals to proceed with other portions of the investigation. Trial in this action is scheduled to begin in December 2017.

In April 2015, TSRA and TCWN filed a separate lawsuit against TVA in the United States District Court for the Middle District of Tennessee alleging that waste materials have been released into the Cumberland River from CCR facilities at Gallatin in violation of the Clean Water Act. The plaintiffs are seeking injunctive relief, which could include an order requiring TVA to relocate the CCR facilities. The plaintiffs are also requesting civil penalties of up to $37,500 per violation per day. In June 2015, TVA filed a motion to dismiss the majority of the claims in the federal case based on the State of Tennessee’s diligent prosecution of substantially overlapping claims in its state court action. Since then, TVA has filed several other motions seeking to dismiss all claims in the case on other bases as well. In September 2016, the court ruled on all pending motions. The court held, among other things, that (1) TVA could be liable for civil penalties under the Clean Water Act and (2) the lawsuit could proceed to trial but the court could consider issues only to the extent that they are not being considered in the state court action.  In December 2016, the court denied TVA's motion to reconsider the court's decision that TVA could be liable for civil penalties. Trial in this action began on January 30, 2017, and concluded February 2, 2017. The parties made their post-trial filings on April 14, 2017, and the district court is expected to render its decision later this calendar year.

The costs associated with relocating the CCR facilities if required to do so by a court could be material, as could be any civil penalties TVA is ordered to pay.

Administrative Proceeding Regarding Browns Ferry Nuclear Plant Extended Power Uprate. In September 2016, the Bellefonte Efficiency and Sustainability Team and Mothers Against Tennessee River Radiation requested a hearing and sought to intervene in TVA’s license amendment request for extended power uprates at Browns Ferry Nuclear Plant. The petitioners contend that TVA's application did not correctly report the potential risk from operating at increased power levels. TVA and the NRC staff filed answers opposing the petition to intervene in October 2016. The ASLB rejected the petition to intervene in November 2016. The petitioners appealed the ASLB's decision to the NRC in November 2016. TVA and the NRC staff filed answers opposing the appeal in December 2016, and the petitioners have filed their response. On April 4, 2017, the NRC affirmed the decision of the ASLB, denying the petition to intervene. The petitioners have the right to appeal this decision to a federal district court.

Bull Run Fossil Plant Clean Air Act Permit. In September 2015, the Sierra Club and Environmental Integrity Project filed a petition with the EPA requesting that the EPA object to the CAA renewal permit issued by TDEC to TVA for operations at Bull Run. The petitioners alleged that the permit contained impermissibly lax monitoring requirements for opacity. In February 2016, the petitioners sued the EPA for not responding to the petition in a timely manner. In August 2016, the United States District Court for the District of Columbia entered a consent decree requiring the EPA to respond to the petition by November 10, 2016.  On November 10, 2016, the EPA granted the petition and ordered TDEC to revise the permit to assure compliance with the opacity limits.  TDEC has revised the permit in accordance with the EPA's order and released it for public comments on February 7, 2017. No comments were received and TDEC issued a final permit, which became effective on April 10, 2017. The final permit provides that compliance with the particulate matter ("PM") limit is deemed sufficient to demonstrate compliance with the opacity limit. TVA will continue to meet the PM limit in the permit.

Gallatin Fossil Plant Clean Air Act Permit. In August 2016, the Sierra Club filed a petition with the EPA requesting that the EPA object to the CAA renewal permit issued by TDEC to TVA for operations at Gallatin. The petition alleges that the permit (1) contains compliance evaluation requirements for opacity, particulate matter, and fugitive dust that are not as stringent as required, (2) includes allowances for startup, shutdown, and malfunctions that are inconsistent with the CAA, (3) fails to include reporting requirements to ensure compliance with the Environmental Agreements, and (4) contains impermissibly high SO2 emission limits. The EPA has not yet acted on the petition.

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

Executive Overview

TVA’s net income for the three months and six months ended March 31, 2017, was $211 million and $313 million, respectively, as compared with net income of $318 million and $281 million for the same periods of 2016. As is typical for electric utilities, weather is a primary driver of TVA’s sales. TVA’s service territory experienced one of the warmest “cold seasons” particularly during the three months ended March 31, 2017, and to a lesser extent the six months ended March 31, 2017, compared to more normal weather during the same periods of 2016, resulting in lower energy sales. Sales to directly served customers were higher due to increased production at certain facilities, partially offsetting some of the decrease in electricity demand from local power company customers of TVA ("LPCs"). Although sales were lower for both the three months and the six months ended March 31, 2017, as compared to the same periods of the prior year, operating revenue decreased only slightly for the three months ended March 31, 2017, and increased five percent for the six months ended March 31, 2017, as compared to the same periods of the prior year due to increased fuel cost recovery and the base rate increase effective October 1, 2016.

Total operating expenses increased slightly during the three months and six months ended March 31, 2017, as compared to the same periods of the prior year primarily due to higher fuel and purchased power expense as a result of changes in generation mix, including significantly less hydroelectric generation, and higher natural gas prices. Operating and maintenance expense increased slightly during the three months and six months ended March 31, 2017, as compared to same periods of the prior year primarily due to the timing and duration of outages and increases in retirement benefit expenses. These increases were partially offset by decreases in inventory and project write-offs. For a more detailed discussion related to revenues and expenses, please see Results of Operations.

TVA’s power generating portfolio continues to become cleaner and more diverse with two new generating sources declared commercially operational during the fiscal year to date. On October 19, 2016, TVA’s Watts Bar Nuclear Plant ("Watts Bar") Unit 2 became the first new U.S. nuclear generating unit to be brought on line in the 21st century, and on April 7, 2017, the natural gas combined cycle facility at the Paradise Fossil Plant ("Paradise") site was completed. The combined cycle facility at the Allen Fossil Plant ("Allen") site is expected to be completed in 2018. With the completion of the new Paradise facility, the coal-fired Paradise Units 1 and 2 were retired on April 15, 2017. TVA also expanded its renewable energy supply when the River Bend Solar Energy Center located in northern Alabama was commissioned in November 2016.

Work on the Gallatin Fossil Plant ("Gallatin") selective catalytic reduction systems ("SCR") continues with the first two SCRs expected to be completed in the spring of 2017 and the second two SCRs expected to be completed in the fall of 2017. Work on the emissions reductions for Units 1 and 4 at the Shawnee Fossil Plant ("Shawnee") is underway, and scrubbers and SCRs are expected to be operational in the fall of 2017. Ongoing work around flood control preparedness and dam safety initiatives, including remediation efforts at Boone Dam, are continuing in accordance with TVA’s mission of environmental stewardship.

With the completion of Watts Bar Unit 2 and the two natural gas-fired generation facilities at the Paradise and Allen sites, TVA does not foresee needing additional large, baseload generation units for the next decade. TVA projects minimal, if any, sales growth based in part on market changes impacting electric utilities, including technological advances, evolving customer behaviors, increased individual, government, and business use of distributed generation, the entrance of non-traditional competitors into the power delivery system markets, and regulatory policies. It is not known at this time what effect the potential relaxation of certain energy efficiency standards by the new U.S. Presidential Administration may have on future demand. While overall demand for power is currently declining, TVA is experiencing some growth in demand from its commercial and industrial customers due in part to the improving economy and TVA’s economic development efforts to bring new business into the Tennessee Valley.

TVA’s power demand projections factored into the decision to sell the Bellefonte Nuclear Plant ("Bellefonte") site. TVA entered into a contract on November 14, 2016, to sell substantially all of its Bellefonte property. TVA is also exploring options for repurposing other property, including its Muscle Shoals, Alabama property. TVA continues to work to align its real estate portfolio with its strategic direction while contributing towards TVA’s mission of economic development in the Tennessee Valley.

TVA’s strong financial position in 2016 has continued into 2017. TVA has been able to fund capital projects primarily from operating funds rather than additional debt and anticipates continuing to generate sufficient operating funds to avoid additional debt or even reduce debt in coming periods, as fewer major projects are planned.

Results of Operations

Sales of Electricity

The following tables compare TVA’s energy sales for the three and six months ended March 31, 2017 and 2016:

Sales of Electricity
Three Months Ended March 31
(millions of kWh)

Sales of Electricity
Six Months Ended March 31
(millions of kWh)

Note
(1) Includes approximately 262 million kWh and 799 million kWh, respectively, for the three and six months ended March 31, 2017, of pre-commercial generation at Watts Bar Unit 2 and Paradise Combined Cycle Plant. See Note 1 — Pre-Commercial Plant Operations.

TVA uses degree days to measure the impact of weather on its power operations since weather affects both demand and market prices for electricity. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

Degree Day Variation from Normal
Three Months Ended March 31

çççç Below Normal Above Normal èèèè

Degree Day Variation from Normal
Six Months Ended March 31

çççç Below Normal Above Normal èèèè

Notes
* Normal heating degree days for the three and six months ended March 31, 2017, were 1,813 and 3,115, respectively. Normal heating degree days for the three and six months ended March 31, 2016, were 1,834 and 3,136, respectively. This calculation is generally updated every five years in order to incorporate data for the then-most-recent 30 years. It was last updated in 2011. The 2016 Normal Heating Degree days differ from 2017 due to the occurrence of a leap year in 2016.
** Normal cooling degree days for the three and six months ended both March 31, 2017 and March 31, 2016, were 12 and 79, respectively. This calculation is generally updated every five years in order to incorporate data for the then-most-recent 30 years. It was last updated in 2011.

Sales of electricity decreased approximately seven percent for the three months ended March 31, 2017, as compared to same period in the prior year, primarily due to a decrease in sales volume for LPCs driven primarily by a 25 percent decrease in heating degree days. Additionally, a decrease in sales to federal agencies and other occurred primarily as a result of a decrease in volume from federal agencies, resulting from a decrease in the level of testing at a research facility. Partially offsetting these decreases was an increase in sales to industries directly served as a result of increased production in certain sectors to meet customer demands.

Sales of electricity decreased approximately one percent for the six months ended March 31, 2017, as compared to same period in the prior year, primarily due to decreased sales volume for LPCs driven primarily by an eight percent decrease in heating degree days. Additionally, a decrease in sales to federal agencies and other occurred primarily as a result of a decrease in off-system sales, as TVA had less excess generation available for sale to the market as compared to the prior year. Partially offsetting these decreases was an increase in sales to industries directly served as a result of increased production in certain sectors to meet customer demands.

Financial Results

The following table compares operating results for the three and six months ended March 31, 2017 and 2016:

Summary Consolidated Statements of Operations
	Three Months Ended March 31			Six Months Ended March 31
	2017	2016	Percent Change	2017	2016	Percent Change
Operating revenues	$2,547	$2,571	(0.9)%	$5,093	$4,851	5.0%
Operating expenses	2,013	1,982	1.6%	4,130	4,034	2.4%
Operating income	534	589	(9.3)%	963	817	17.9%
Other income, net	15	8	87.5%	27	20	35.0%
Interest expense, net	338	279	21.1%	677	556	21.8%
Net income (loss)	$211	$318	(33.6)%	$313	$281	11.4%

Operating Revenues.  Operating revenues for the three and six months ended March 31, 2017 and 2016, consisted of the following:

Operating Revenues
Three Months Ended March 31

Operating Revenues
Six Months Ended March 31
Note
The 2017 amounts in the charts above exclude contra-revenue amounts of approximately $6 million and $20 million, respectively, for the three months and six months ended March 31, 2017, representing revenue capitalized during pre-commercial operations at Watts Bar Unit 2 and Paradise Combined Cycle Plant. See Note 1 — Pre-Commercial Plant Operations.

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

The changes in components of operating revenues for the three and six months ended March 31, 2017, compared to the three and six months ended March 31, 2016, are as follows:

	Three Months Ended March 31				Six Months Ended March 31
	2017		2016	Change	2017		2016	Change
Base revenue	$1,775	(1)	$1,844	$(69)	$3,491	(1)	$3,405	$86
Fuel cost recovery	732		684	48	1,523		1,365	158
Off-system sales	1		1	—	2		5	(3)
Revenue from sales of electricity	2,508		2,529	(21)	5,016		4,775	241
Other revenue	39		42	(3)	77		76	1
Total operating revenues	$2,547		$2,571	$(24)	$5,093		$4,851	$242
Note
(1) Includes the impact of revenue being capitalized during precommercial operations of approximately $6 million and $20 million for the three months and six months ended March 31, 2017, respectively, at Watts Bar Unit 2 and Paradise Combined Cycle Plant. See Note 1 — Pre-Commercial Plant Operations.

Operating revenues decreased $24 million for the three months ended March 31, 2017, as compared to the same period of the prior year, primarily due to a $69 million decrease in base revenue.  The $69 million decrease in base revenue was predominantly driven by a decrease of $168 million resulting from lower sales volume partially offset by an increase of $106 million attributable to higher effective rates during the three months ended March 31, 2017, as compared to the same period of the prior year, due to the base rate adjustment that became effective October 1, 2016. Partially offsetting this decrease in base revenue were a $48 million increase in fuel cost recovery revenues and the capitalization of approximately $6 million of revenue resulting from pre-commercial generation at Paradise Combined Cycle Plant. See Note 1 — Pre-Commercial Plant Operations. The $48 million increase in fuel cost recovery revenues reflects a $95 million increase attributable to higher fuel rates and a $47 million decrease attributable to lower energy sales.  The higher fuel rates experienced were primarily driven by higher market prices for natural gas and a change in the mix of generation resources, including significantly less hydroelectric generation.
Operating revenues increased $242 million for the six months ended March 31, 2017, as compared to the same period of the prior year, primarily due to an $86 million increase in base revenue and a $158 million increase in fuel cost recovery revenues.  The $86 million increase in base revenue was predominantly driven by an increase of $149 million resulting from higher effective rates during the six months ended March 31, 2017, as compared to the same period of the prior year, resulting from the base rate adjustment that became effective October 1, 2016, which was partially offset by a decrease of $41 million resulting from lower sales volume. Partially offsetting this increase in base revenue was the capitalization of approximately $20 million of revenue resulting from pre-commercial generation at Watts Bar Unit 2 and Paradise Combined Cycle Plant. See Note 1 — Pre-Commercial Plant Operations. The $158 million increase in fuel cost recovery revenues reflects a $162 million increase attributable to higher fuel rates and a $4 million decrease attributable to lower energy sales.  The higher fuel rates experienced were primarily driven by higher market prices for natural gas and a change in the mix of generation resources, including significantly less hydroelectric generation.
Operating Expenses. Operating expenses for the three and six months ended March 31, 2017 and 2016, consisted of the following:

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

The following chart summarizes TVA's net generation and purchased power in millions of kWh by generating source for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Three Months Ended March 31
	2017		2016
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	8,073	22%	11,153	28%	(3,080)	(28)%
Nuclear	14,931	41%	11,785	30%	3,146	27%
Hydroelectric	3,088	8%	4,898	12%	(1,810)	(37)%
Natural gas and/or oil-fired(1)	5,892	16%	6,285	16%	(393)	(6)%
Total TVA-operated generation facilities	31,984	87%	34,121	86%	(2,137)	(6)%
Purchased power (non-renewable)(2)	2,720	7%	2,871	7%	(151)	(5)%
Purchased power (renewable)(3)	2,119	6%	2,704	7%	(585)	(22)%
Total purchased power	4,839	13%	5,575	14%	(736)	(13)%
Total power supply	36,823	100%	39,696	100%	(2,873)	(7)%
Notes
(1) The natural gas and/or oil-fired amount for the three months ended March 31, 2017, includes approximately 262 million kWh of pre-commercial generation at Paradise Combined Cycle Plant. See Note 1 — Pre-Commercial Plant Operations.
(2) Purchased power (non-renewable) includes generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 923 million kWh and 1,013 million kWh for the three months ended March 31, 2017 and 2016, respectively.
(3) Purchased power (renewable) includes power purchased from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

Fuel
Fuel expense increased $19 million for the three months ended March 31, 2017, as compared to the same period of the prior year.  The impact of higher effective fuel rates, driven by changes in the mix of generation resources, including significantly less hydroelectric generation, and higher market prices for natural gas, contributed approximately $53 million to the increase.  As an indication of the general market direction, the average Henry Hub natural gas spot price for the three months ended March 31, 2017 was approximately 52 percent higher than the price for the same period of the prior year.  Partially offsetting this increase was a $33 million decrease in fuel expense driven by a 6 percent decrease in generation from TVA-owned resources.

Purchased Power
Purchased power expense increased $7 million for the three months ended March 31, 2017, as compared to the same period of the prior year.  The impact of higher effective fuel rates, driven by changes in the mix of generation resources and higher market prices for natural gas, contributed approximately $41 million to the increase.  This increase was partially offset by a decrease of $33 million in purchased power expense primarily due to a 13 percent decrease in the volume of power purchased.

Operating and Maintenance
Operating and maintenance expense increased $30 million for the three months ended March 31, 2017, as compared to the same period of the prior year. This was due primarily to an increase in planned nuclear refueling outage days which resulted in additional planned nuclear refueling outage expense of $23 million for the three months ended March 31, 2017, as compared to the same period of the prior year. Additionally, retirement benefit costs increased $17 million as a result of benefit plan amendments that became effective October 1, 2016. Partially offsetting these increases in operating and maintenance expense was a $8 million decrease in inventory and project write-offs.

Depreciation and Amortization
Depreciation and amortization expense decreased $27 million for the three months ended March 31, 2017, as compared to the same period of the prior year. Implementation of a new depreciation study during the first quarter of 2017 resulted in approximately $56 million less depreciation expense. The decrease in depreciation expense as a result of the new depreciation rates, is primarily attributable to the use of TVA's current generation plans, which resulted in changes in retirement date assumptions for coal-fired plants and changes in the estimated service lives for transmission assets. See Note 1 — Depreciation. In addition, the retirement of Colbert Fossil Plant ("Colbert") Units 1-4 in March 2016 contributed $17 million to the decrease. Partially offsetting these decreases was an increase of approximately $45 million primarily from net additions to Completed plant, including a $33 million increase as the result of placing Watts Bar Unit 2 into service during the first quarter.

Tax Equivalents
Tax equivalents expense increased $2 million for the three months ended March 31, 2017, as compared to the same period of the prior year. This change primarily reflects an increase in the accrued tax equivalent expense related to the fuel cost adjustment mechanism, which is equal to five percent of the fuel cost adjustment mechanism revenues and increased for the three months ended March 31, 2017, as compared to the same period of the prior year.

Six Months Ended March 31, 2017, Compared to Six Months Ended March 31, 2016

The following chart summarizes TVA's net generation and purchased power in millions of kWh by generating source for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Six Months Ended March 31
	2017		2016
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	18,264	25%	19,657	27%	(1,393)	(7)%
Nuclear(1)	30,185	41%	24,144	32%	6,041	25%
Hydroelectric	4,780	6%	9,429	13%	(4,649)	(49)%
Natural gas and/or oil-fired(2)	11,220	15%	11,196	15%	24	—%
Total TVA-operated generation facilities	64,449	87%	64,426	87%	23	—%
Purchased power (non-renewable)(3)	5,867	8%	4,600	6%	1,267	28%
Purchased power (renewable)(4)	3,624	5%	5,493	7%	(1,869)	(34)%
Total purchased power	9,491	13%	10,093	13%	(602)	(6)%
Total power supply	73,940	100%	74,519	100%	(579)	(1)%
Notes
(1) The nuclear amount for the six months ended March 31, 2017, includes approximately 495 million kWh of pre-commercial generation at Watts Bar Unit 2. See Note 1 — Pre-Commercial Plant Operations.
(2) The natural gas and/or oil-fired amount for the six months ended March 31, 2017, includes approximately 304 million kWh of pre-commercial generation at Paradise Combined Cycle Plant. See Note 1 — Pre-Commercial Plant Operations.
(3) Purchased power (non-renewable) includes generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 1,958 million kWh and 1,827 million kWh for the six months ended March 31, 2017 and 2016, respectively.
(4) Purchased power (renewable) includes power purchased from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

Fuel
Fuel expense increased $107 million for the six months ended March 31, 2017, as compared to the same period of the prior year.  This increase was primarily due to higher effective fuel rates driven by changes in the mix of generation resources, including significantly less hydroelectric generation, and higher market prices for natural gas.  As an indication of the general market direction, the average Henry Hub natural gas spot price for the six months ended March 31, 2017, was approximately 47 percent higher than the price for the same period of the prior year.

Purchased Power
Purchased power expense was generally flat for the six months ended March 31, 2017, as compared to the same period of the prior year.  The impact of higher effective fuel rates, driven by changes in the mix of generation resources and higher market prices for natural gas, was almost entirely offset by a decrease in purchased power expense primarily due to a 6 percent decrease in the volume of power purchased.

Operating and Maintenance
Operating and maintenance expense increased $31 million for the six months ended March 31, 2017, as compared to the same period of the prior year. This was due primarily to an increase in planned nuclear refueling outage days which resulted in additional planned nuclear refueling outage expense of $40 million for the six months ended March 31, 2017, as compared to the same period of the prior year. Additionally, retirement benefit costs increased $35 million as a result of benefit plan amendments that became effective October 1, 2016. These increases in operating and maintenance expense were partially offset by a $20 million decrease in inventory and project write-offs and a $19 million decrease in planned outage expense due primarily to the timing of planned coal outages.

Depreciation and Amortization
Depreciation and amortization expense decreased $51 million for the six months ended March 31, 2017, as compared to the same period of the prior year. Implementation of a new depreciation study during the first quarter of 2017 resulted in approximately $112 million less depreciation expense. The decrease in depreciation expense, as a result of the new depreciation rates, is primarily attributable to the use of TVA's current generation plans, which resulted in changes in retirement date assumptions for coal-fired plants and changes in the estimated service lives for transmission assets. See Note 1 — Depreciation. In addition, the retirement of Colbert Units 1-4 in March 2016 contributed $30 million to the decrease. Partially offsetting these decreases was an increase of approximately $91 million primarily from net additions to Completed plant, including a $66 million increase as the result of placing Watts Bar Unit 2 into service in October 2016.

Tax Equivalents
Tax equivalents expense increased $7 million for the six months ended March 31, 2017, as compared to the same period of the prior year. This change primarily reflects an increase in the accrued tax equivalent expense related to the fuel cost adjustment mechanism, which is equal to five percent of the fuel cost adjustment mechanism revenues and increased for the six months ended March 31, 2017, as compared to the same period of the prior year.

Interest Expense.  Interest expense and interest rates for the three and six months ended March 31, 2017 and 2016, were as follows:

Interest Expense
	Three Months Ended March 31			Six Months Ended March 31
	2017	2016	Percent Change	2017	2016	Percent Change
Interest Expense(1)
Interest expense	$338	$337	0.3%	$677	$672	0.7%
Allowance for funds used during construction	—	(58)	(100.0)%	—	(116)	(100.0)%
Net interest expense	$338	$279	21.1%	$677	$556	21.8%

Average blended interest rate	5.07%	5.14%	(1.4)%	5.11%	5.15%	(0.8)%
Note
(1) Interest expense includes amortization of debt discounts, issuance, and reacquisition costs, net.

Net interest expense increased $59 million and $121 million for the three and six months ended March 31, 2017, respectively, as compared to the same periods of the prior year. During the three and six months ended March 31, 2016, TVA capitalized $58 million and $116 million, respectively, in allowance for funds used during construction ("AFUDC") related to the Watts Bar Unit 2 construction project. TVA ended this capitalization on September 30, 2016.
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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include a $150 million million credit facility with the United States Department of the Treasury ("U.S. Treasury"), four long-term revolving credit facilities totaling $2.7 billion, and proceeds from financings. See Note 10 — Credit Facility Agreements. Other financing arrangements may include lease financings and sales of loans, receivables, and other assets.

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness ("Bonds") in an amount not to exceed $30 billion outstanding at any time. During the three months ended March 31, 2017, TVA issued $1.0 billion of power bonds maturing in February 2027. See Note 10 — Debt Securities Activity. At March 31, 2017, TVA had $24.1 billion of Bonds outstanding (not including noncash items of foreign currency exchange gain of $176 million, unamortized debt issue costs of $62 million, and net discount on sale of Bonds of $97 million).  The balance of Bonds outstanding directly affects TVA’s capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 7), could provide supplementary funding if needed. Currently, TVA believes that it has adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade through a combination of Bonds, additional power revenues through power rate increases, cost reductions, or other ways. See Lease Financings below, Note 7, and Note 10 — Credit Facility Agreements for additional information.

Debt Securities.  TVA’s Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. TVA’s Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had outstanding at March 31, 2017, the long-term debt of three variable interest entities. See Lease Financings below, Note 7, and Note 10 — Credit Facility Agreements for additional information.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At March 31 2017	Three Months Ended March 31 2017	Six Months Ended March 31 2017	At March 31 2016	Three Months Ended March 31 2016	Six Months Ended March 31 2016
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$815	$1,346	$1,369	$1,407	$1,384	$1,273
Weighted Average Interest Rate
Discount Notes	0.735%	0.518%	0.422%	0.282%	0.280%	0.190%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$2,062	$2,062	N/A	$1,635	$1,635

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

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. There was no net change in cash and cash equivalents for the six months ended March 31, 2017. The net increase in cash and cash equivalents for the six months ended March 31, 2016, was $1 million. A summary of cash flow components for the six months ended March 31, 2017, and March 31, 2016, follows:

    Cash provided by (used in):
Operating Activities

TVA’s cash flows from operations are primarily driven by sales of electricity, fuel costs, and operating and maintenance costs. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

Net cash flows provided by operating activities increased by $186 million for the six months ended March 31, 2017, as compared to the same period of the prior year, primarily as a result of increases in revenue collections due to timing and the increase to the effective base rate, partially offset by increases in cash used for fuel purchases, outage costs, ARO settlements, and benefit plans contributions.

Investing Activities

The majority of TVA’s investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities decreased by $311 million for the six months ended March 31, 2017, as compared to the same period of the prior year, due to a decrease in spending on major projects, including the completion of Watts Bar Unit 2 in October 2016 and progress made on the Paradise Combined Cycle Plant construction project. These decreases were partially offset by increases in nuclear fuel expenditures due to timing of nuclear refueling outages.

Financing Activities

TVA’s cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

Net cash flows used in financing activities were $214 million for the six months ended March 31, 2017, as compared to $284 million of net cash provided by financing activities in the same period of the prior year. Increased cash flows from operations and decreased investing spend reduced TVA’s borrowing needs.  TVA also realized proceeds from the issuance of a $1.0 billion power bond carrying an interest rate of 2.88 percent and a term of ten years.  The proceeds from the bond were used in part to redeem $571 million of other long-term debt, primarily power bonds.  As a result, TVA had $595 million of net redemptions of short-term debt for the six months ended March 31, 2017, as compared to $372 million of net issuance of short-term debt in the same period last year.

Due to the above activity, TVA’s balance of cash and cash equivalents as of March 31, 2017 was effectively unchanged versus the same date in the prior year.

Contractual Obligations
TVA has obligations and commitments to make future payments under contracts. During the three and six months ended March 31, 2017, there were no material changes in TVA’s contractual obligations outside of the ordinary course of business. TVA's contractual obligations are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 20 of the Notes to Consolidated Financial Statements in the Annual Report.
Key Initiatives and Challenges

Distributed Energy Resources

As technologies for producing energy using distributed solar, micro turbines, and other types of smaller scale distributed resources are evolving, they are becoming more cost-competitive. Previously, absorbing the impact of electricity from the small number of distributed generation sites was well within the capacity of a system the size of TVA’s. As the amount of distributed generation ("DER") grows on the TVA system, the need for TVA’s traditional generation resources may be reduced, and the ability of the system to reliably and economically operate in conjunction with these distributed generation sources may become more challenging. To meet this challenge, TVA is working with LPCs and others on long-term pricing and product development that includes DER products and addresses the implementation and support of those products.

    While TVA owns and operates its high-voltage transmission grid, the distribution system is a network of grids belonging to LPCs, each with its own characteristics and operational strengths and challenges. The growth of renewable resources on the distribution grid (primarily rooftop photovoltaic solar) necessitates the involvement of entities in addition to TVA, especially the LPCs. TVA and LPCs will need to focus on the safety and reliability impact of these resources as they are interconnected to the grid, as well as ensuring the pricing of electricity remains as low as feasible. Due to uncertainties related to the technology choices and market penetration rates for DER options, TVA cannot currently predict the potential financial impacts from the future growth in DER, but it is anticipated that future growth will be a part of TVA’s overall strategy to meet customer demand in an evolving marketplace.

Energy efficiency was modeled as a selectable, supply-side equivalent resource in TVA’s Integrated Resource Plan ("IRP”). The IRP considered a broad range of feasible demand-side options and assessed them with respect to financial, economic, and environmental impacts. TVA is developing and managing demand-side energy resources in collaboration with the LPC community and electric customers, particularly around deployment of additional energy efficiency resources. Previously mandated energy efficiency standards have been having an effect of reducing the amount of electricity used by customers and have been factored into TVA’s long-range plans. Recent actions by the new Administration include the delay of previously issued energy standards covering such items as central air conditioners, heat pumps, and compressors, as well as other electrical equipment. It is not known what effect, if any, that the action will have on future demand.

Generation Resources

Nuclear Response Capability. Since the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant ("Fukushima Events"), the Nuclear Regulatory Commission ("NRC") has issued and adopted additional detailed guidance on the expected response capability to be developed by each nuclear plant site. TVA submitted integrated strategies to the NRC on February 28, 2013. TVA is currently implementing strategies and physical plant modifications to address the actions outlined in this guidance for all of its nuclear plants. As of March 31, 2017, TVA had spent $263 million on modifications related to these actions at all of its nuclear plants, including Watts Bar Unit 2, and expects to spend an additional $20 million to complete the remaining modifications intended to address this guidance.

Extreme Flooding Preparedness. Updates to the TVA analytical hydrology model completed in 2009 indicated that under “probable maximum flood” conditions, some of TVA’s dams might not have been capable of regulating the higher flood waters.  A “probable maximum flood” is an extremely unlikely event; however, TVA is obligated to provide protection for its nuclear plants against such events.  As a result, TVA installed a series of temporary barriers to raise the height of four TVA dams to manage the issue on an interim basis.  Subsequent modifications have replaced the temporary barriers at three of the four dams, and work on the fourth, Fort Loudoun Dam, will continue after the completion of a Tennessee Department of Transportation project. During the third quarter of 2016, TVA was informed that work being done by the State of Tennessee to support the Fort Loudoun Dam modifications, originally scheduled to be completed in June 2016, is now estimated to be completed in September 2017. TVA Fort Loudoun Dam modifications are estimated to be completed mid-2018. TVA is taking steps to ensure that it complies with the NRC license requirements for Watts Bar related to the completion of the project.

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
The hydrology analyses discussed above relate to the current operation and current requirements of TVA’s existing nuclear fleet.  In addition, the NRC has required all utilities to reexamine flood hazards at nuclear plants in light of the lessons learned from the Fukushima Events.  In March 2015, TVA sent its flood hazard analyses to the NRC for all three of its nuclear sites after considering the NRC’s Fukushima-related requirements.  Minor modifications to some of TVA’s nuclear plants may result from these analyses, and further modifications to TVA’s dams based on this analysis are expected.  Temporary protection measures are in place in the interim while the NRC review is underway. As of March 31, 2017, TVA had spent $149 million on the modifications and improvements related to extreme flooding preparedness and expects to spend up to an additional $29 million to complete the modifications.

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

Baffle-Former Bolt Degradation. In July 2016, Westinghouse Electric Co., LLC ("Westinghouse") issued a Nuclear Safety Advisory Letter (“NSAL”) 16-01 that addresses recently identified degradation of baffle-former bolts in some U.S. pressurized water reactors (“PWRs”). Baffle-former bolts help hold together a structure inside certain reactor vessels. Sequoyah Units 1 and 2, both of which are powered by PWRs, are referenced in the NSAL. Visual inspections of baffle-former bolts in Sequoyah Unit 1 during the refueling outage in the first quarter of 2017 showed no degradation of baffle-former bolts. The refueling outage of Sequoyah Unit 2 is scheduled to take place later in 2017 at which time the unit will be visually inspected. TVA is planning to complete ultrasonic inspections during the subsequent refueling outages at both Unit 1 and Unit 2.

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

Work Environment at Nuclear Plants. In March 2016, the NRC issued a Chilling Effect Letter ("CEL") to TVA regarding work environment concerns identified at Watts Bar. In subsequent inspections, the NRC found that Watts Bar still faces challenges in maintaining a safety conscious work environment. On April 12, 2017, TVA provided the NRC with an updated letter outlining focus areas and metrics for monitoring performance at Watts Bar.  Work environment matters at TVA’s other nuclear plants are also being addressed.

Watts Bar Unit 2. Watts Bar Unit 2 commenced commercial operations on October 19, 2016.  Project costs were $4.7 billion and were within the limit approved by the TVA Board in January 2016.

TVA was a cooperating agency in the February 2016 Department of Energy ("DOE") Final Supplemental Environmental Impact Statement for the Production of Tritium in a Commercial Light Water Reactor. On April 5, 2017, due to an anticipated need for more tritium-producing burnable absorber rods ("TPBARs"), DOE announced its preferred alternative for irradiation services which included use of an additional reactor. As a result of TVA’s assessment and concurrence with DOE’s alternative, TVA is planning to submit a license amendment to the NRC in late 2017 to authorize the irradiation of TPBARs in Watts Bar Unit 2. Subject to approval of the license amendment, tritium production in Watts Bar Unit 2 is projected to start in the fall of 2020. DOE's decision also allows for irradiation of TPBARs at the Sequoyah site in the future; however, TVA does not have plans to employ Sequoyah units for tritium production in the near term.

Conditions Affecting Generating Plant Operations. Watts Bar Unit 2 was shut down March 23, 2017, following an issue with non-nuclear related equipment that supports the Unit 2 turbines.  The Watts Bar team is evaluating a turbine system condenser to determine the cause of the shutdown and identify, assess, and develop a course of action to repair the unit.  The unit is expected to return to service in the summer of 2017.

Performance of Suppliers. On March 29, 2017, Westinghouse, a subsidiary of Toshiba Corporation ("Toshiba"), filed for protection under Chapter 11 of the United States Bankruptcy Code. Subsequently, on April 11, 2017, Toshiba submitted an unaudited financial report for the period from April 2016 to December 2016 with an accompanying statement warning "there are events and circumstances that may bring about significant questions about the idea of carrying on as a going concern."

TVA currently has several contracts with Westinghouse and Toshiba, including contracts for the enrichment and fabrication of nuclear fuel and the manufacture of a steam generator, as well as several ongoing agreements for maintenance and outage support at its nuclear and coal-fired plants. TVA is assessing potential performance impacts, including procurement of parts and services as well as outage schedules. If either supplier is unable to perform under TVA's existing contracts and TVA is unable to obtain similar services at similar terms from other vendors, TVA could experience delays, disruptions, additional costs, or other operational outcomes which TVA cannot predict at this time, but which could be material.

Clean Air Projects. During 2011, the TVA Board approved the addition of emission control equipment at Gallatin. TVA completed the addition of scrubbers on the four Gallatin units during 2016 and is currently installing SCR systems on these units. It is currently anticipated that the first two SCRs will be operational in the spring of 2017 and the final two will be operational in the fall of 2017. In addition, at its December 30, 2014 meeting, the TVA Board authorized the installation of SCRs and scrubbers on Units 1 and 4 at Shawnee. It is anticipated that these systems will be operational in the fall of 2017.

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

Groundwater monitoring. Compliance with the Environmental Protection Agency's ("EPA") CCR rule as well as other requirements will require additional engineering and analysis as well as implementation of a comprehensive groundwater monitoring program.

The CCR Conversion Program is scheduled to be completed by 2022 with two exceptions. First, a new landfill at Shawnee will be required to accommodate the addition of air pollution controls, and the landfill is scheduled to be operational by 2020. Once the new landfill is in service, the existing bottom ash impoundment and dry stack will be closed in accordance with federal and state requirements. Second, the impoundments at Gallatin are pending additional studies to determine the final closure methodology and schedule. While plans are currently being formulated for the CCR closure methodology for Gallatin, TVA is involved in two lawsuits relating to alleged releases of waste materials from the CCR facilities at Gallatin.  In both cases, the plaintiffs are seeking injunctive relief and civil penalties.  The injunctive relief could include an order requiring TVA to relocate the CCR facilities, and the cost of doing so would be material.  The civil penalties, if awarded, could also be material.  See Note 16 — Legal Proceedings — Cases Involving Gallatin Fossil Plant CCR Facilities.

Through March 31, 2017, TVA had spent approximately $1.1 billion on its CCR Conversion Program. TVA expects to spend an additional $1.1 billion on the CCR Conversion Program through 2022. Once the CCR Conversion Program is completed, TVA will continue to undertake certain CCR projects, including building new landfill sections under existing permits and closing existing sections once they reach capacity.

Natural Gas-Fired Units. During 2014, the TVA Board approved the construction of two natural gas-fired generation facilities — Paradise Combined Cycle ("Paradise CC") and Allen Combined Cycle ("Allen CC"). The Paradise CC, with a cost of approximately $900 million and an expected generation capacity of approximately 1,000 MW, began commercial operations on April 7, 2017. Paradise Units 1 and 2, which are coal-fired with a combined summer dependable capability of 1,230 MW, were retired on April 15, 2017. These units were previously idled in February 2017 and December 2016, respectively, in anticipation of the natural gas-fired facility coming online. TVA will continue to operate coal-fired Paradise Unit 3 on the Paradise site.

The second natural gas-fired facility under construction, Allen CC, has an expected generation capacity of approximately 1,000 MW with a cost not to exceed $975 million and is expected to be operational in 2018. Upon completion of this facility, the existing coal-fired units at the site will be retired. TVA initially intended to use wastewater for the Allen CC facility’s cooling system but determined such a method would be cost prohibitive and less reliable from both a capital and long-term operations and maintenance perspective. Due to the industrial nature of the wastewater, it would have required significantly more water treatment than initially anticipated. TVA evaluated several wastewater treatment alternatives (and other water supply options) and concluded the current plan to install five wells to obtain cooling water from an aquifer is the preferred method. Three of the five wells were permitted in the summer of 2016 and were installed by September 2016. The remaining two wells were permitted in September 2016. An administrative appeal to the issuance of the final two well permits was denied by the Groundwater Quality Control Board of Shelby County ("Groundwater Board") in November 2016. On February 1, 2017, the Sierra Club and a local non-profit organization, Protect Our Aquifer, filed a petition with the Shelby County chancery court seeking judicial review of the Groundwater Board’s decision. TVA removed that action to federal court in Memphis, and has filed a motion to dismiss the petition.

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

River Management. The summer of 2016 was the hottest and driest in the Tennessee Valley since 2010 — a trend that continued into the first six months of 2017. During the first six months of 2017, the Tennessee Valley region experienced rainfall deficits of three inches on average across the entire basin. Various aspects of TVA's three-fold mission are being impacted by these weather patterns. These include maintaining minimum river flows for navigation, generating electricity, and maintaining water quality, water supply, and recreation for the Tennessee Valley; having cool water available to meet thermal compliance and enabling normal operation of TVA's nuclear and fossil-fueled plants; generating low-cost hydroelectric power; and oxygenating water to help fish species remain healthy. Rainfall of nearly six inches during December 2016 helped ease drought conditions. In spite of this increased rainfall, runoff during the first six months of 2017 was 41 percent below normal resulting in conventional hydroelectric generation being 40 percent below normal and 47 percent lower during the first six months of 2017 as compared to the same period of the prior year.

Small Modular Reactors. TVA submitted an Early Site Permit Application ("ESPA") for review by the NRC in May 2016.  As outlined in its letter to the NRC dated August 11, 2016, TVA provided multiple supplements to its ESPA through December 15, 2016. The NRC completed its acceptance review of the application on December 30, 2016, and began its detailed technical review of the application in January 2017. The ESPA is based on the potential future construction and operation of two or more small modular reactor ("SMR") units at TVA’s Clinch River site in Oak Ridge, Tennessee. TVA’s ESPA is based upon information regarding the various SMR designs under development in the United States. Because a design has not been selected, the ESPA seeks approval of a Plant Parameter Envelope that encompasses any of the designs. TVA and DOE are working under an interagency agreement to jointly fund licensing activities for the Clinch River site with DOE reimbursement of up to 50 percent of TVA's eligible costs through 2020.

TVA is developing the Clinch River site on a schedule that supports submittal of a combined construction and operating license ("COL") application in 2019, in conjunction with supporting the NRC’s review of the ESPA. Submittal of a COL is subject to sufficient progress being made by the SMR vendor(s) with their design certification(s) and a TVA decision to select a specific SMR technology and proceed with development of a COL application in 2017. The project has a great deal of flexibility at this early stage and by moving forward with an ESPA, TVA will be in a position to build a SMR if and when additional power sources are needed. Any decision to construct a SMR would require approval by the TVA Board.

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

One aspect of the guidelines is that dam structures will be periodically reassessed to assure that TVA's dams meet current design criteria. These reassessments include material sampling of the dam and foundational structures and detailed engineering analysis. TVA is currently performing reassessments on its 49 dam projects. Thirty-eight reassessments have been completed through March 31, 2017. The remaining 11 reassessments were initiated in 2016 and are scheduled to be completed by the end of 2017.  Results of the completed reassessments identified areas for further studies at several TVA dams, including Boone and Pickwick (as discussed in more detail below). TVA has spent $68 million on dam safety assurance initiatives since 2012 and expects to spend an additional $209 million through 2021.

Boone Dam Remediation. In October 2014, a sinkhole was discovered near the base of the earthen embankment at Boone Dam, and a small amount of water and sediment was found seeping from the river bank below the dam. TVA identified underground pathways contributing to the seepage and prepared a plan to repair the dam, which consists of the construction of a composite seepage barrier in the dam’s earthen embankment. TVA completed the first part (low mobility grouting) of its test grouting program on the embankment in September 2016 and is currently evaluating the effectiveness of that grouting phase. The second phase of the grouting program (high mobility grouting) is on hold as TVA installs additional sensors and conducts exploratory drilling to provide more detailed data on the progress and impacts of the underground repair work completed to date and help refine the repair plan.

TVA continues to perform investigative drilling, testing, and other activities in support of the seepage barrier design. Based on preliminary findings, changes to the design and order of planned activities are being considered.

The overall remediation of Boone Dam is expected to be established during the summer of 2017 with construction plans being finalized thereafter. The cost and duration of additional work efforts are uncertain at this point and will be determined as design and construction plans are finalized. Because of the ongoing activities, it is not known whether the final plans will be comparable to the previously benchmarked durations and costs of similar activities at other facilities to complete composite walls where costs have ranged from $200 million to $300 million with duration ranging from five to seven years to complete. TVA will continue working with the community to help mitigate local impacts of the extended drawdown.

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

Summary Table of Major Projects
Projects	Estimated Project Cost (in billions)	Estimated In-Service Year
Capacity Expansion Projects
Paradise Combined Cycle Plant (1)	$0.9	2017
Allen Combined Cycle Plant	1.0	2018
Environmental
Gallatin clean air controls	1.0	2018
Note
(1) Paradise CC began commercial operations on April 7, 2017, at a cost of approximately $900 million. See Natural Gas-Fired Units.

Surplus Property

Bellefonte Nuclear Plant. On November 14, 2016, following a public auction, TVA entered into a contract to sell substantially all of its Bellefonte site to Nuclear Development, LLC for $111 million.  Nuclear Development, LLC paid TVA $22 million on November 14, 2016, and the remaining $89 million is due at closing.  Nuclear Development, LLC has up to two years to close on the property, and TVA will maintain the site until then. The closing is subject to, among other conditions, a determination by TVA's Chief Executive Officer that potential environmental impacts have been appropriately addressed or are acceptable. See Note 6 — Deferred Nuclear Generation Units.

Muscle Shoals Property.  In alignment with its strategic direction of right-sizing its real estate portfolio, TVA has drafted a strategy to further reduce a significant number of buildings and property in Muscle Shoals, Alabama, including the disposition of 900 acres of the 1,000 acres approved by the TVA Board in 2012.  The marketing efforts began in March 2017, and are expected to lead to an auction of the property by the end of 2017. Marketing is focused on purchasers who can promote local economic growth in the area.

Regulatory Compliance

Environmental Mitigation. Of the $290 million that TVA is required to spend on environmental mitigation projects under the Environmental Agreements, TVA has already spent approximately $258 million in implementing energy efficiency, electric vehicle, and renewable energy projects. These expenditures on environmental mitigation projects are in addition to the decisions TVA made under the Environmental Agreements to control, convert, or retire additional coal-fired units. See Part I, Business — Power Supply and Load Management Resources — Coal-Fired of the Annual Report.

Transmission Issues. TVA anticipates expenditures related to transmission facilities to increase as a result of both new and evolving regulatory requirements. The North American Electric Reliability Corporation ("NERC") approved revisions to the Transmission Planning ("TPL") Reliability Standards in 2013. TVA has spent $27 million since the approval of the standard through March 31, 2017, on existing transmission facilities and anticipates spending an additional $32 million through 2018 to ensure compliance with the 2013 revision of the TPL standards. Total costs of compliance with the standard, including those beyond 2018, are estimated to be approximately $650 million.

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

On April 12, 2017, EPA Administrator Pruitt granted an industry group's Petition for Reconsideration of the revised steam electric ELGs.  The Administrator also signed an administrative stay of the rule’s compliance deadlines during the reconsideration.  As part of its reconsideration process, the EPA intends to conduct a rulemaking on the administrative stay of the deadlines and the amendment of those deadlines.  A legal challenge of the rule is currently pending before the Fifth Circuit

Court of Appeals, and as part of its reconsideration process, the EPA plans to inform the court which the portions of the rule, if any, it seeks to have remanded to the agency for further rulemaking.

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

Cybersecurity. TVA operates in a highly regulated environment. TVA's cybersecurity program aligns or complies with the Federal Information Security Management Act, the NERC Critical Infrastructure Protection requirements, and the NRC requirements for cybersecurity, as well as industry best practices. As part of the U.S. government, TVA coordinates with and works closely with the DHS and the United States Computer Emergency Readiness Team ("US-CERT"). US-CERT functions as a liaison between the DHS and the public and private sectors to coordinate responses to security threats from the Internet. TVA is also participating in studies funded through the DOE to identify, design, and test new solutions for protecting critical infrastructure from cyber attacks.

Although TVA has continued to experience increased cybersecurity threats, none of the attacks to date have impacted TVA's ability to operate as planned or compromised data which could involve TVA in legal proceedings. See Item 1A, Risk Factors — Operational Risks — TVA's facilities and information infrastructure may not operate as planned due to physical or cyber threats to TVA's security of the Annual Report.

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

Environmental Matters

TVA’s activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other issues. Emissions from all TVA-owned and operated units (including small combustion turbine units of less than 25 MWs whose emissions are not required to be reported to the EPA) have been reduced from historic peaks. Emissions of nitrogen oxide ("NOx") have been reduced by 92 percent below peak 1995 levels and emissions of sulfur dioxide ("SO2") have been reduced by 97 percent below 1977 levels through CY 2016. For CY 2016, TVA’s emission of carbon dioxide ("CO2") from its sources was 69 million tons, a 34 percent reduction from 2005 levels. This includes 1,829 tons from units rated at less than 25 MWs whose emissions are not required to be reported to the EPA. To remain consistent and provide clear information and to align with the EPA’s reporting requirements, TVA intends to continue to report CO2 emissions on a calendar year basis.

Executive Order Related to Energy Resources

On March 28, 2017, President Trump issued Executive Order ("EO") 13783, “Promoting Energy Independence and Economic Growth.”  The EO reversed or altered many actions taken by the federal government in the last four years to address climate change and mandates that federal agencies review existing regulations and actions that potentially burden energy development and use.  Several EOs, policy statements, and reports that established climate change objectives were rescinded or revoked. The EPA is required to review and, if appropriate, suspend or revise specific rules including the Clean Power Plan.  The EPA, through the Department of Justice, has already requested the U.S. Court of Appeals for the D.C. Circuit to hold all litigation relating to these rules in abeyance pending completion of the EPA’s review of the rules.  The EO does not cover all relevant policies, orders, and regulations related to climate change and did not rescind EO 13693, “Planning for Federal Sustainability in the Next Decade,” which directed each federal agency to ensure that, starting in 2025 and continuing each year thereafter, no less than 30 percent of the total amount of building electric energy is renewable electric energy.   EO 13783 also did not mandate that the EPA reconsider its finding under the CAA that greenhouse gas emissions cause climate change and therefore endanger public health and the environment.

While EO 13783 requires review of all agency actions that potentially burden the safe, efficient development of domestic energy resources, the final specific requirements and impacts from implementation of this EO are not possible to predict at this time. It is likely that there will be some delay in the development of future GHG reduction requirements. TVA’s historical and projected GHG reductions are expected to meet the requirements of the currently stayed Clean Power Plan, and TVA’s new generating units are designed to meet the applicable GHG requirements for new units.

Clean Air Act

National Ambient Air Quality Standards. On March 2, 2015, the U.S. District Court for the Northern District of California approved a consent decree between the EPA and certain environmental petitioners in Sierra Club v. McCarthy. The consent decree set a schedule for the EPA to complete nationwide area designations with respect to the 2010 1-Hour SO2 NAAQS based on monitored air quality levels and SO2 source emission rates and amounts. Air quality modeling was required in 2016 to determine designation of areas around five TVA coal-fired plants. No areas around any TVA generating units are expected to be designated non-attainment. Lower SO2 permit limits well within the capability of existing control equipment are in place for Gallatin and are expected to be in place for Paradise.

Petition to Expand the Ozone Transport Region.  On December 9, 2013, eight of the twelve states that make up the Ozone Transport Region ("OTR") submitted a petition, pursuant to section 176A(a) of the Clean Air Act ("CAA"), requesting the EPA to add nine states, including Kentucky and Tennessee, to the OTR.  The EPA failed to act on the petition within the 180-day period provided under the CAA. On October 6, 2016, six of the eight states filing the petition sued the EPA in the U.S. District Court for the Southern District of New York, asking the court to require the EPA to act on the petition by a date certain.  In response to this lawsuit, the EPA published, on January 19, 2017, a notice in the Federal Register proposing to deny the petition on the basis that the CAA provides other options, such as the use of the “good neighbor provision” in Section 110, and Section 126, to address the impact of interstate air pollution.  The EPA also states that its September 2016 updated Cross State Air Pollution Rule is a significant step to control states’ emission reduction obligations under Section 110 to meet the 2008 ozone NAAQS.  The comment period on this proposal has now been extended to May 15, 2017.  The EPA has also proposed to enter into a consent decree with the plaintiffs requiring the agency to finalize its action on the petition no later than October 27, 2017.

Cleanup of Solid and Hazardous Wastes

Coal Combustion Residuals. On December 16, 2016, President Obama signed into law the Water Infrastructure Improvements for the Nation Act ("WIIN Act"), which, among other elements, includes amendments to the Solid Waste Disposal Act to provide a path to CCR regulation implementation through state or federal-based permitting as an alternative to the current practice of self-implementation and enforcement through citizen suits in federal courts. These amendments allow states to adopt, with EPA approval, a permit program that requires CCR units to achieve compliance with either the criteria specified in the EPA’s CCR rule or other state criteria that are at least as protective as the EPA’s criteria.  Pending adoption of state permitting programs in states in TVA’s service area, these amendments do not impact the design or implementation timeframe for TVA’s ongoing CCR activities.

Estimated Required Environmental Expenditures

The following table contains information about TVA’s current estimates on projects related to environmental laws and regulations:

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At March 31, 2017 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Coal combustion residual conversion program(2)	2017-2022	$1,100
Clean air control projects(3)	2017-2023	$300
Clean Water Act requirements(4)	2017-2024	$500
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2)  Includes costs associated with pond closures, conversion of wet to dry handling, and landfill activities. In April 2015, the EPA finalized rules related to CCRs. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects. See Key Initiatives and Challenges — Generation Resources — Coal Combustion Residual Facilities.
(3)  Includes air quality projects that TVA is currently performing to comply with existing air quality regulations, but does not include any projects that may be required to comply with potential GHG regulations or transmission upgrades.
(4)  Includes projects that TVA is currently planning to comply with revised rules under the Clean Water Act (i.e., Section 316(b) and effluent limitation guidelines for steam electric power plants).

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $40 million with respect to Legal Proceedings as of March 31, 2017. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 16 — Legal Proceedings, which discussion is incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At March 31, 2017, TVA had no off-balance sheet arrangements.

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

Corporate Governance

At its February 16, 2017, meeting, the TVA Board elected Richard Howorth of Oxford, Mississippi, as chair-elect, and Mr. Howorth will assume the chair duties May 19, 2017, for the next two years. Director Lynn Evans will continue as chair until May 18, 2017.

Legislative and Regulatory Matters

The WIIN Act amended the TVA Act to prohibit the TVA Board from ordering the removal of existing floating homes located on waters within TVA’s jurisdiction if the homes meet certain criteria. The amendment does allow the TVA Board to bar future construction of floating homes and to enforce reasonable health, safety, and environmental standards.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2017.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of March 31, 2017, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

10.1
First Amendment Dated as of February 28, 2017, to the $500,000,000 February 2020 Maturity Credit Agreement Dated as of August 7, 2015, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on March 3, 2017, File No. 000-52313)

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

Date:	May 1, 2017		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	_/s/ William D. Johnson_________
William D. Johnson
President and Chief Executive Officer (Principal Executive Officer)
		By:	_/s/ John M. Thomas, III ________
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
First Amendment Dated as of February 28, 2017, to the $500,000,000 February 2020 Maturity Credit Agreement Dated as of August 7, 2015, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on March 3, 2017, File No. 000-52313)

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