Form 10-Q
period 2017-12-31
Tennessee Valley Authority
filed 2018-02-02
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	43
Executive Overview...............................................................................................................................................................	43
Results of Operations............................................................................................................................................................	44
Liquidity and Capital Resources............................................................................................................................................	48
Key Initiatives and Challenges..............................................................................................................................................	50
Environmental Matters..........................................................................................................................................................	56
Legal Proceedings................................................................................................................................................................	57
Off-Balance Sheet Arrangements.........................................................................................................................................	57
Critical Accounting Policies and Estimates...........................................................................................................................	57
New Accounting Standards and Interpretations....................................................................................................................	57
Corporate Governance..........................................................................................................................................................	58
Legislative and Regulatory Matters.......................................................................................................................................	58

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	58

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	58
Disclosure Controls and Procedures.....................................................................................................................................	58
Changes in Internal Control over Financial Reporting..........................................................................................................	58

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	59

ITEM 1A. RISK FACTORS...........................................................................................................................................................	59

ITEM 6. EXHIBITS.......................................................................................................................................................................	60

SIGNATURES...............................................................................................................................................................................	61

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (the "Quarterly Report"):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BLEU	Blended low-enriched uranium
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCR	Coal combustion residuals
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COL	Combined construction and operating license
COLA	Cost-of-living adjustment
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
DOE	Department of Energy
EIS	Environmental Impact Statement
EPA	Environmental Protection Agency
ESPA	Early Site Permit Application
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
IRP	Integrated Resource Plan
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
LPC	Local power company customer of TVA
MATS	Mercury and Air Toxics Standards
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System

NRC	Nuclear Regulatory Commission
NSR	New Source Review
OCI	Other comprehensive income (loss)
PARRS	Putable Automatic Rate Reset Securities
PM	Particulate matter
QER	Quadrennial Energy Review
QTE	Qualified technological equipment and software
REIT	Real Estate Investment Trust
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVA Act	The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

See also Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TVA’s Annual Report on Form 10-K for the year ended September 30, 2017 (the “Annual Report”), and
Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for a discussion of factors that could cause actual results to differ materially from those in a forward-looking statement.  New factors emerge from time to time, and it is not possible for TVA to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

References to years (2018, 2017, etc.) in this Quarterly Report are to TVA’s fiscal years ending September 30.  Years that are preceded by “CY” are references to calendar years.

Notes

References to “Notes” are to the Notes to Consolidated Financial Statements contained in Part I, Item 1, Financial Statements in this Quarterly Report.

Available Information

TVA's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as all amendments to those reports, are available on TVA's website, free of charge, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC").  TVA's website is www.tva.gov.  Information contained on TVA’s website shall not be deemed to be incorporated into, or to be a part of, this Quarterly Report.  All TVA SEC reports are available to the public without charge from the website maintained by the SEC at www.sec.gov.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended December 31
(in millions)

	2017	2016
Operating revenues
Revenue from sales of electricity	$2,509	$2,508
Other revenue	40	38
Total operating revenues	2,549	2,546
Operating expenses
Fuel	475	568
Purchased power	220	242
Operating and maintenance	709	741
Depreciation and amortization	423	437
Tax equivalents	124	129
Total operating expenses	1,951	2,117
Operating income	598	429
Other income (expense), net	12	12
Interest expense	322	339
Net income (loss)	$288	$102
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three Months Ended December 31
(in millions)

	2017	2016
Net income (loss)	$288	$102
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	39	(8)
Reclassification to earnings from cash flow hedges	(3)	38
Total other comprehensive income (loss)	36	30
Total comprehensive income (loss)	$324	$132
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS (Unaudited)
 (in millions)

ASSETS
	December 31, 2017	September 30, 2017
Current assets
Cash and cash equivalents	$300	$300
Restricted cash	13	—
Accounts receivable, net	1,500	1,569
Inventories, net	1,047	1,065
Regulatory assets	455	447
Other current assets	95	65
Total current assets	3,410	3,446

Property, plant, and equipment
Completed plant	59,631	58,947
Less accumulated depreciation	(28,587)	(28,404)
Net completed plant	31,044	30,543
Construction in progress	2,459	2,842
Nuclear fuel	1,370	1,401
Capital leases	158	161
Total property, plant, and equipment, net	35,031	34,947

Investment funds	2,714	2,603

Regulatory and other long-term assets
Regulatory assets	8,492	8,698
Other long-term assets	330	323
Total regulatory and other long-term assets	8,822	9,021

Total assets	$49,977	$50,017
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS (Unaudited)
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	December 31, 2017	September 30, 2017
Current liabilities
Accounts payable and accrued liabilities	$1,772	$1,940
Accrued interest	317	346
Current portion of leaseback obligations	37	37
Current portion of energy prepayment obligations	85	100
Regulatory liabilities	159	163
Short-term debt, net	2,721	1,998
Current maturities of power bonds	2,031	1,728
Current maturities of long-term debt of variable interest entities	36	36
Current maturities of notes payable	52	53
Total current liabilities	7,210	6,401

Other liabilities
Post-retirement and post-employment benefit obligations	5,372	5,477
Asset retirement obligations	4,206	4,176
Other long-term liabilities	2,961	3,055
Leaseback obligations	301	302
Energy prepayment obligations	—	10
Regulatory liabilities	25	25
Total other liabilities	12,865	13,045

Long-term debt, net
Long-term power bonds, net	19,214	20,205
Long-term debt of variable interest entities, net	1,164	1,164
Long-term notes payable	68	69
Total long-term debt, net	20,446	21,438

Total liabilities	40,521	40,884

Commitments and contingencies

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	8,571	8,282
Total power program proprietary capital	8,829	8,540
Nonpower programs appropriation investment, net	570	572
Accumulated other comprehensive income (loss)	57	21
Total proprietary capital	9,456	9,133

Total liabilities and proprietary capital	$49,977	$50,017
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Three Months Ended December 31
 (in millions)

	2017	2016
Cash flows from operating activities
Net income (loss)	$288	$102
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	433	449
Amortization of nuclear fuel cost	94	85
Non-cash retirement benefit expense	82	84
Prepayment credits applied to revenue	(25)	(25)
Fuel cost adjustment deferral	(12)	57
Fuel cost tax equivalents	(5)	2
Changes in current assets and liabilities
Accounts receivable, net	70	299
Inventories and other current assets, net	7	(61)
Accounts payable and accrued liabilities	(179)	(209)
Accrued interest	(24)	(24)
Regulatory assets costs	(11)	(16)
Pension contributions	(75)	(75)
Other, net	(30)	(51)
Net cash provided by operating activities	613	617

Cash flows from investing activities
Construction expenditures	(551)	(625)
Nuclear fuel expenditures	(71)	(100)
Loans and other receivables
Advances	(6)	(3)
Repayments	1	1
Other, net	(1)	20
Net cash used in investing activities	(628)	(707)

Cash flows from financing activities
Long-term debt
Redemptions and repurchases of power bonds	(698)	(527)
Redemptions of notes payable	(2)	—
Short-term debt issues (redemptions), net	717	619
Payments on leases and leasebacks	(1)	(1)
Payments to U.S. Treasury	(1)	(1)
Net cash provided by (used in) financing activities	15	90
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	300	300
Cash and cash equivalents at end of period	$300	$300

Supplemental disclosures
Significant non-cash transactions
Accrued capital and nuclear fuel expenditures	$294	$336
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended December 31, 2017 and 2016
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2016	$258	$7,594	$580	$(12)	$8,420
Net income (loss)	—	104	(2)	—	102
Total other comprehensive income (loss)	—	—	—	30	30
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at December 31, 2016	$258	$7,697	$578	$18	$8,551

Balance at September 30, 2017	$258	$8,282	$572	$21	$9,133
Net income (loss)	—	290	(2)	—	288
Total other comprehensive income (loss)	—	—	—	36	36
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at December 31, 2017	$258	$8,571	$570	$57	$9,456
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except where noted)

1.  Nature of Operations and Summary of Significant Accounting Policies

General

The Tennessee Valley Authority ("TVA") is a corporate agency and instrumentality of the United States ("U.S.") that was created in 1933 by legislation enacted by the U.S. Congress in response to a request by President Franklin D. Roosevelt.  TVA was created to, among other things, improve navigation on the Tennessee River, reduce the damage from destructive flood waters within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers, further the economic development of TVA's service area in the southeastern U.S., and sell the electricity generated at the facilities TVA operates.

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

Fiscal Year

TVA's fiscal year ends September 30.  Years (2018, 2017, etc.) refer to TVA's fiscal years unless they are preceded by “CY,” in which case the references are to calendar years.

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

Basis of Presentation

TVA prepares its consolidated interim financial statements in conformity with GAAP for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2017, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2017 (the “Annual Report”). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included in the consolidated interim financial statements.

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

Restricted Cash

Restricted cash reflects amounts to be used primarily for certain TVA environmental programs in accordance with agreements related to compliance with certain environmental regulations. See Note 17 — Legal Proceedings — Environmental Agreements.

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

The allowance for uncollectible accounts was less than $1 million at both December 31, 2017, and September 30, 2017. TVA had loans receivable of $127 million and $118 million at December 31, 2017, and September 30, 2017, respectively, and these amounts are reported net of allowances for uncollectible accounts of $1 million at both December 31, 2017, and September 30, 2017. The current portion of loans receivable was $3 million at both December 31, 2017, and September 30, 2017 and is included in Accounts receivable, net. The long-term portions of loans receivable are included in Other long-term assets.

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenue from such pre-commercial generation based on the guidance provided by Federal Energy Regulatory Commission ("FERC") regulations. Watts Bar Nuclear Plant ("Watts Bar") Unit 2 commenced pre-commercial plant operations on June 3, 2016, and commercial operations began on October 19, 2016. In addition, the Paradise Combined Cycle Plant commenced pre-commercial plant operations on October 10, 2016, and commercial operations began on April 7, 2017. Furthermore, the Allen Combined Cycle Plant began pre-commercial operations on September 9, 2017. Estimated revenue of $1 million and $14 million primarily related to these projects was capitalized to offset project costs for the three months ended December 31, 2017 and 2016, respectively. TVA also capitalized related fuel costs for these construction projects of approximately $2 million and $5 million during the three months ended December 31, 2017 and 2016, respectively. In addition to the projects above, Johnsonville Combustion Turbine Unit 20 commenced pre-commercial plant operations in September 2017, and was placed in service during the first quarter of 2018.

Depreciation

TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Accordingly, the original cost of property retired is charged to accumulated depreciation. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. Depreciation rates are determined based on an external depreciation study. TVA concluded and implemented a new depreciation study effective October 1, 2016. This study will be updated at least every five years. Depreciation expense was $319 million and $336 million for the three months ended December 31, 2017 and 2016, respectively.

2.  Impact of New Accounting Standards and Interpretations

The following are accounting standard updates issued by the Financial Accounting Standards Board ("FASB") that TVA adopted during the first quarter of 2018.

Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments
Description
This guidance clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call or put options solely in accordance with a four-step decision sequence. The standard includes interim periods within the fiscal year of adoption and requires a modified retrospective transition.

Effective Date for TVA	October 1, 2017
Effect on the Financial Statements or Other Significant Matters
TVA has two issues of Putable Automatic Rate Reset Securities ("PARRS") outstanding. After a fixed-rate period of five years, the coupon rate on the PARRS may automatically be reset downward under certain market conditions on an annual basis. The coupon rate reset on the PARRS is based on a calculation. If the coupon rate is going to be reset, holders may request, for a limited period of time, redemption of the PARRS at par value, with repayment of principal on the reset date. This put option is otherwise not available. For both series of PARRS, the coupon rate will reset downward on the reset date if the rate calculated is below the then-current coupon rate on the PARRS. TVA has determined under the new guidance that contingent put options that can accelerate the payment of principal on the PARRS are clearly and closely related to their debt hosts. The adoption of this standard did not have a material impact on TVA’s financial condition, results of operations, or cash flows.

Inventory Valuation
Description
This guidance changes the model used for the subsequent measurement of inventory from the previous lower of cost or market model to the lower of cost or net realizable value. The guidance applies only to inventory valued using methods other than last-in, first out or the retail inventory method (for example, first-in, first-out or average cost). This amendment is intended to simplify the subsequent measurement of inventory. The standard includes interim periods within the fiscal year of adoption and requires a prospective transition.

Effective Date for TVA	October 1, 2017
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard did not have a material impact on TVA’s financial condition, results of operations, or cash flows.

The following accounting standards have been issued but as of December 31, 2017, were not effective and had not been adopted by TVA.

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
Effect on the Financial Statements or Other Significant Matters
TVA has evaluated the impact of adopting this guidance, and if the guidance had been effective for TVA for the three months ended December 31, 2017 and 2016, TVA would have reclassified $63 million and $62 million, respectively, of net periodic benefit costs from Operating and maintenance expense to Other income (expense), net on the consolidated statements of operations. There will be no impact on the consolidated balance sheets because TVA has historically capitalized the service cost component which is consistent with the new guidance.

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

Effect on the Financial Statements or Other Significant Matters
TVA currently measures all of its equity investments (other than those that result in the consolidation of the investee) at fair value, with changes in the fair value recognized through net income. The TVA Board has authorized the use of regulatory accounting for changes in fair value of certain equity investments, and as a result, those changes in fair value are deferred as regulatory assets or liabilities. TVA currently discloses significant assumptions around its estimates of fair value for financial instruments carried at amortized cost on its consolidated balance sheet. The adoption of this standard is not expected to have a material impact on TVA's financial condition, results of operations or cash flows because TVA holds no available-for-sale securities.

Revenue Recognition
Description
This guidance related to revenue from contracts with customers, including subsequent amendments, replaces the existing accounting standard and industry specific guidance for revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The underlying principle of the guidance is to recognize revenue related to the transfer of goods or services to customers at the amount expected to be collected. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries. The new standard also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers.  At adoption, companies must also select a transition method to be applied either retrospectively to each prior reporting period presented or retrospectively with a cumulative effect adjustment to retained earnings at the date of initial adoption.

Effective Date for TVA	The new standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2018. While early adoption is permitted, TVA will not adopt the standard early.
Effect on the Financial Statements or Other Significant Matters
While TVA expects most of its revenue to be included in the scope of the new guidance, it has not completed its evaluation of all contracts with customers.  TVA’s efforts to date have focused on the scoping of revenue streams and evaluation of contracts with LPCs, which represent the majority of TVA's revenues. TVA is also conducting ongoing evaluations of sales to directly served industrial customers, sales to federal agencies, purchase power agreements, fuel cost adjustments, other revenue streams and the effectiveness of internal control related to revenue recognition. In addition, the power and utilities industry is currently addressing certain industry-specific issues which have not yet been finalized.  As the ultimate impact of the new standard has not yet been determined, TVA has not yet elected its transition method.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
Description
This standard adds or clarifies guidance on the classification of certain cash receipts and payments on the statement of cash flows as follows: debt prepayment or extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and the application of the predominance principle to separately identifiable cash flows.

Effective Date for TVA
This standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2018. While early adoption is permitted, TVA does not currently plan to adopt the standard early. TVA will apply the standard using a retrospective transition method to each period presented.

Effect on the Financial Statements or Other Significant Matters
TVA’s previous treatment of the classification of certain cash receipts and cash payments is consistent with the new standard and will have no impact on TVA’s financial condition, results of operations, or presentation or disclosure of cash flows.

Statement of Cash Flows - Restricted Cash
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

Effective Date for TVA
The new standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2018. While early adoption is permitted, TVA does not currently plan to adopt the standard early. TVA will apply the standard using a retrospective transition method to each period presented.

Effect on the Financial Statements or Other Significant Matters
Adoption of this standard will result in a change to the amount of cash and cash equivalents and restricted cash explained when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. For the three months ended December 31, 2017, TVA is reflecting $13 million in transfers of cash and cash equivalents to restricted cash within cash flows from operating activities in the consolidated statement of cash flows.

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

Lease Accounting
Description
This guidance changes the provisions of recognition in both the lessee and lessor accounting models. The standard requires entities that lease assets ("lessees") to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance (similar to current capital leases) or operating lease. However, unlike current lease accounting rules, which require only capital leases to be recognized on the balance sheet, the new standard will require both types of leases to be recognized on the balance sheet. Operating leases will result in straight-line expense, while finance leases will result in recognition of interest on the lease liability separate from amortization expense. The accounting for the owner of the assets leased by the lessee ("lessor accounting") will remain largely unchanged from current lease accounting rules. The standard allows for certain practical expedients to be elected related to lease term determination, separation of lease and non-lease elements, reassessment of existing leases, and short-term leases. When the standard becomes effective, it will include interim periods within that fiscal year and will be required to be applied using a modified retrospective transition.

Effective Date for TVA	The new standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2019. While early adoption is permitted, TVA does not currently plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters
TVA is currently evaluating the potential impact of these changes on its consolidated financial statements and related disclosures. TVA expects the new standard to impact financial position as adoption is expected to increase the amount of assets and liabilities recognized on TVA’s consolidated balance sheets. TVA expects the new standard to have no material impact on results of operations or cash flows. TVA plans to elect certain of the practical expedients included in the new standard. Efforts to date have consisted of evaluating the completeness of TVA’s lease population, the effectiveness of internal control related to leases, appropriate financial statement disclosure, and selection of a lease system solution. TVA is also continuing to monitor unresolved industry implementation issues, including items related to renewables and purchased power agreements, easements, and rights-of-way, and will analyze the related impacts to lease accounting.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At December 31, 2017	At September 30, 2017
Power receivables	$1,373	$1,441
Other receivables	128	129
Allowance for uncollectible accounts	(1)	(1)
Accounts receivable, net	$1,500	$1,569

4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At December 31, 2017	At September 30, 2017
Materials and supplies inventory	$758	$734
Fuel inventory	322	355
Renewable energy certificates/emission allowance inventory, net	12	15
Allowance for inventory obsolescence	(45)	(39)
Inventories, net	$1,047	$1,065

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At December 31, 2017	At September 30, 2017
Loans and other long-term receivables, net	$124	$115
EnergyRight® receivables	98	100
Prepaid capacity payments	32	34
Commodity contract derivative assets	6	2
Currency swap asset, net	5	—
Other	65	72
Other long-term assets	$330	$323

In association with the EnergyRight® Solutions program, local power company customers of TVA ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or ten years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA’s consolidated balance sheets. As of December 31, 2017, and September 30, 2017, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $24 million and $25 million, respectively. See Note 9 for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities
	At December 31, 2017	At September 30, 2017
Current regulatory assets
Deferred nuclear generating units	$237	$237
Unrealized losses on interest rate derivatives	89	93
Unrealized losses on commodity derivatives	57	68
Fuel cost adjustment receivable	12	1
Environmental agreements	3	2
Environmental cleanup costs - Kingston ash spill	44	44
Gallatin coal combustion residual facilities	10	—
Other current regulatory assets	3	2
Total current regulatory assets	455	447

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	3,945	4,009
Unrealized losses on interest rate derivatives	957	982
Gallatin coal combustion residual facilities	889	899
Nuclear decommissioning costs	771	823
Deferred nuclear generating units	703	759
Non-nuclear decommissioning costs	692	703
Environmental cleanup costs - Kingston ash spill	253	263
Unrealized losses on commodity derivatives	35	9
Environmental agreements	12	13
Other non-current regulatory assets	235	238
Total non-current regulatory assets	8,492	8,698
Total regulatory assets	$8,947	$9,145

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$149	$153
Fuel cost adjustment	—	2
Unrealized gains on commodity derivatives	10	8
Total current regulatory liabilities	159	163

Non-current regulatory liabilities
Deferred other post-retirement benefits cost	19	23
Unrealized gains on commodity derivatives	6	2
Total non-current regulatory liabilities	25	25
Total regulatory liabilities	$184	$188

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of December 31, 2017, and September 30, 2017, as reflected in the Consolidated Balance Sheets are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At December 31, 2017	At September 30, 2017
Current liabilities
Accrued interest	$26	$11
Accounts payable and accrued liabilities	2	2
Current maturities of long-term debt of variable interest entities	36	36
Total current liabilities	64	49
Other liabilities
Other long-term liabilities	30	30
Long-term debt, net
Long-term debt of variable interest entities, net	1,164	1,164
Total liabilities	$1,258	$1,243

Interest expense of $15 million related to debt of VIEs and membership interests of variable interest entity subject to mandatory redemption is included in the Consolidated Statements of Operations for the three months ended both December 31, 2017 and 2016.

Creditors of the VIEs have no recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to the VIEs other than as prescribed in the terms of the agreements related to these transactions.

8.  Gallatin Coal Combustion Residual Facilities

Background

TVA is planning to close wet CCR impoundments in accordance with federal and applicable state requirements when (1) coal-fired plants are converted to dry CCR processes and dry storage landfills become operational or (2) the related plant operations cease. Closure project schedules and costs are driven by the selected closure technology. The impoundments at Gallatin are pending additional studies to determine the final closure methodology and schedule. While plans are currently being formulated for the CCR closure methodology for Gallatin, TVA is involved in two lawsuits relating to alleged discharges of pollutants from the CCR facilities at Gallatin.

Lawsuit Brought by TDEC. In January 2015, the Tennessee Department of Environment and Conservation ("TDEC") filed a lawsuit against TVA in the Chancery Court for Davidson County, Tennessee. The lawsuit alleges that pollutants have been discharged into waters of the State from CCR facilities at Gallatin in violation of the Tennessee Water Quality Control Act and the Tennessee Solid Waste Disposal Act. TDEC seeks injunctive relief, which could include an order requiring TVA to relocate the CCR facilities. TDEC also requested civil penalties of up to $17,000 per day for each day TVA is found to have violated the statutes. In February 2015, the court issued an order allowing Tennessee Scenic Rivers Association ("TSRA") and Tennessee Clean Water Network ("TCWN") to intervene in the case, and in January 2016, the court ordered TVA, among other things, to develop and submit to TDEC an environmental investigation plan and an environmental assessment report. On August 4, 2017, TDEC filed an amended complaint adding new facts, claims, and causes of action. Consequently, on August 10, 2017, TVA removed the case from state court to federal court. The case is now in the United States District Court for the

Middle District of Tennessee. The plaintiffs have filed motions requesting that the case be remanded to state court and briefing on the motions has been completed.

Lawsuit Brought by TSRA and TCWN. In April 2015, TSRA and the TCWN filed a lawsuit against TVA in the United States District Court for the Middle District of Tennessee alleging that pollutants have been discharged into the Cumberland River from CCR facilities at Gallatin in violation of the Clean Water Act ("CWA"). The plaintiffs are seeking injunctive relief, including an order requiring TVA to relocate the CCR facilities, civil penalties of up to $37,500 per violation per day, and attorneys’ fees.

Trial in this action began on January 30, 2017, and concluded February 2, 2017. On August 4, 2017, the court issued a decision largely in favor of the plaintiffs (the “August 2017 Order”), finding that TVA had discharged pollutants into the Cumberland River in the past and that the discharge was likely ongoing.  The court ordered TVA to excavate the CCR materials and move them to a lined facility.  The court further required TVA to file within 30 days a timetable for excavating and removing the material. The court did not assess any monetary penalties against TVA for the CWA violations, citing the fact that its order to relocate the CCR material would cause TVA to incur significant costs.

On September 5, 2017, TVA submitted the required timetable, which assumes that a new lined facility can be permitted and built on the Gallatin site. The process of obtaining the necessary permits, constructing the facility, and moving all of the CCR materials is estimated to take approximately 24 years. Under current regulations, TVA would be required to monitor the existing facilities and the new facility for 30 years after closure. The estimated cost of the potential Gallatin CCR project is approximately $900 million. At December 31, 2017, related liabilities of $875 million and $23 million were recorded in Other long-term liabilities and Accounts payable and accrued liabilities, respectively. Prior to the court’s decision, TVA had anticipated spending approximately $200 million to cap and close the existing CCR facilities. On October 2, 2017, TVA appealed the court’s decision to the United States Court of Appeals for the Sixth Circuit ("Sixth Circuit").

Financial Impact

In August 2017, TVA began using regulatory accounting treatment to defer expected future costs of compliance with orders or settlements related to lawsuits involving the Gallatin CCR facilities. The TVA Board approved a plan to amortize these costs over the anticipated duration of the Gallatin CCR facilities project (excluding post-closure care), beginning October 1, 2018 as amounts are included in rates or paid out. TVA has estimated these costs to be approximately $900 million. These costs include, among other things, environmental studies concerning the existing and new facilities, the licensing activities for the new facility, design and construction of the new facility, relocating the material from the existing facilities to the new facility, closing the existing facilities, monitoring activities, and an amount of additional costs reflecting the expected impacts of inflation given the anticipated duration of the project. The costs do not include such items as any additional order or penalty arising from the TDEC lawsuit, which cannot be reasonably estimated at this time. TVA has not discounted this environmental obligation to a present value amount. TVA also committed in its timetable to complete capital projects related to construction of a permanent bottom ash dewatering facility and wastewater process ponds. These capital projects, which are not included in the estimate for cleanup costs above, are estimated to cost approximately $91 million and be completed by 2020.

It is reasonably possible that TVA will not be able to obtain the necessary permits to build the facility on the Gallatin site and will be required to move the CCR materials offsite. Offsite relocation would materially increase both the cost and the time to comply with the August 2017 Order. TVA has estimated that if it is required to relocate the materials to a facility off the Gallatin site, TVA may incur up to $2.0 billion in expenses. These costs include, among other things, environmental studies concerning the existing and new facilities, the licensing activities for the new facility, design and construction of the new facility, relocating the material from the existing facilities to the new facility, closing the existing facilities, monitoring activities, and an amount of additional costs reflecting the expected impacts of inflation given the anticipated duration of the project. The process of obtaining the necessary permits for offsite disposal, locating or constructing an offsite facility, and moving all of the CCR materials offsite is estimated to take approximately 40 years. TVA would also be required to monitor the existing facilities and the offsite facility for 30 years after the facilities are closed, based on current regulations.

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

9.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements, liabilities for environmental remediation, and liabilities under agreements related to compliance with certain environmental regulations. See Note 17 — Legal Proceedings — Environmental Agreements. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At December 31, 2017	At September 30, 2017
Interest rate swap liabilities	$1,364	$1,418
Gallatin coal combustion residual facilities liability	875	880
Capital lease obligations	181	182
EnergyRight® financing obligation	112	115
Currency swap liabilities	59	92
Commodity contract derivative liabilities	35	9
Membership interests of VIE subject to mandatory redemption	30	30
Environmental agreements liability	12	13
Other	293	316
Total other long-term liabilities	$2,961	$3,055

Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the consolidated balance sheets. As of December 31, 2017, and September 30, 2017, the carrying amount of the interest rate swap liabilities reported in Accounts payable and accrued liabilities was approximately $90 million and $93 million, respectively. See Note 13 — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the associated interest rate swap liabilities.

Gallatin Coal Combustion Residual Facilities Liability. The estimated cost of the potential Gallatin CCR project is approximately $900 million. The current and long-term portions of the resulting obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s consolidated balance sheets. As of December 31, 2017, and September 30, 2017, related liabilities of $23 million and $19 million, respectively, were recorded in Accounts payable and accrued liabilities. See Note 8 for information regarding the Gallatin CCR facilities.

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s consolidated balance sheets. As of December 31, 2017, and September 30, 2017, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $28 million and $29 million, respectively. See Note 5 for information regarding the associated loans receivable and for details regarding the EnergyRight® Solutions program.

10.  Asset Retirement Obligations

During the three months ended December 31, 2017, TVA's total asset retirement obligation ("ARO") liability increased $61 million as a result of revisions in estimates and periodic accretion, partially offset by settlement projects that were conducted during this period.  The revisions in estimate are primarily related to changes in strategy of asset retirements at certain TVA facilities. The nuclear and non-nuclear accretion expenses were deferred as regulatory assets.  During the three months ended December 31, 2017, $36 million of the related non-nuclear regulatory assets were amortized into expense as these amounts were collected in rates. See Note 6. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 14 — Investment Funds and Note 17 — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity(1)
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2017	$2,859	$1,445	$4,304
Settlements	—	(25)	(25)
Revisions in estimate	—	46	46
Accretion (recorded as regulatory asset)	32	8	40
Balance at December 31, 2017	$2,891	$1,474	$4,365
Note
(1) The current portion of ARO in the amount of $159 million and $128 million is included in Accounts payable and accrued liabilities at December 31, 2017, and September 30, 2017, respectively.

11.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at December 31, 2017, and September 30, 2017, consisted of the following:

Debt Outstanding
	At December 31, 2017	At September 30, 2017
Short-term debt
Short-term debt, net	$2,721	$1,998
Current maturities of power bonds	2,031	1,728
Current maturities of long-term debt of variable interest entities	36	36
Current maturities of notes payable	52	53
Total current debt outstanding, net	4,840	3,815
Long-term debt
Long-term power bonds(1)	19,362	20,357
Long-term debt of variable interest entities	1,175	1,175
Long-term notes payable	68	69
Unamortized discounts, premiums, issue costs, and other	(159)	(163)
Total long-term debt, net	20,446	21,438
Total outstanding debt	$25,286	$25,253
Note
(1) Includes net exchange gain from currency transactions of $118 million at December 31, 2017, and $125 million at September 30, 2017.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2017, to December 31, 2017:

Debt Securities Activity
	Date	Amount(1)	Interest Rate
Redemptions/Maturities
electronotes®	First Quarter 2018	$47	4.10%
1997 Series E	December 2017	650	6.25%
2009 Series B	December 2017	1	3.77%
Total redemptions/maturities of power bonds		698
Notes payable	November 2017	2	1.64%
Total redemptions/maturities of debt		$700
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2018 with a maturity date of September 30, 2018. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at December 31, 2017. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

TVA also has funding available under four long-term revolving credit facilities totaling $2.7 billion: a $150 million credit facility that matures on December 12, 2019, a $500 million credit facility that matures on February 1, 2021, a $1.0 billion credit facility that matures on June 2, 2020, and a $1.0 billion credit facility that matures on September 30, 2020. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At December 31, 2017, and September 30, 2017, there were approximately $1.0 billion and $1.2 billion, respectively, of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 13 — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term credit facilities:

Summary of Long-Term Credit Facilities At December 31, 2017
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
December 2019	$150	$37	$—	$113
February 2021	500	500	—	—
June 2020	1,000	268	—	732
September 2020	1,000	224	—	776
Total	$2,650	$1,029	$—	$1,621

Lease/Leasebacks

TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software (collectively, “QTE”). Due to TVA’s continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. On September 20, 2017, TVA acquired 100 percent of the equity interests in two special purpose entities ("SPEs") created for the purpose of facilitating a portion of the leaseback arrangements. As a result of the acquisition, TVA effectively settled $70 million of its leaseback obligations related to eight CTs. On July 20, 2016, TVA acquired 100 percent of the equity interests in two SPEs created for the purpose of facilitating lease/leaseback arrangements. As a result of the acquisition, TVA effectively settled $70 million of its leaseback obligations related to eight CTs. At both December 31, 2017, and September 30, 2017, the outstanding leaseback obligations related to the remaining CTs and QTE were $338 million.

12.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA’s currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA’s portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended December 31, 2017 and 2016, TVA reclassified $3 million of gains and $38 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense.

TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. As such, certain items that would generally be reported in AOCI or that would impact the statements of operations are recorded as regulatory assets or regulatory liabilities. See Note 6 for a schedule of regulatory assets and liabilities.  See Note 13 for a discussion of the recognition in AOCI of gains and losses associated with certain derivative contracts. See Note 14 for a discussion of the recognition of certain investment fund gains and losses as regulatory assets and liabilities.  See Note 16 for a discussion of the regulatory accounting related to components of TVA’s benefit plans.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1) Amount of Mark-to-Market Gain (Loss) Recognized in OCI
			Three Months Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2017	2016
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction.	$39	$(8)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1) Amount of Gain (Loss) Reclassified from OCI to Interest Expense
	Three Months Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2017	2016
Currency swaps	$3	$(38)

Note
(1) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $1 million of losses from AOCI to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to net exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment(1) Amount of Gain (Loss) Recognized in Income on Derivatives
			Three Months Ended December 31,
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2017	2016
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in interest expense when incurred during the settlement period.	$(24)	$(26)

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	3	(2)

Commodity derivatives under FTP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	8	(14)
Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three months ended December 31, 2017 and 2016.

Fair Values of TVA Derivatives
	At December 31, 2017		At September 30, 2017
Derivatives That Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(59)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(55)	$(67)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(62)
£250 million Sterling	1	Accounts payable and accrued liabilities $(4); Other long-term assets $5	(15)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(11)
£150 million Sterling	(7)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(4)	(21)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(19)

	At December 31, 2017		At September 30, 2017
Derivatives That Do Not Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(1,052)	Accounts payable and accrued liabilities $(64); Other long-term liabilities $(988)	(1,093)	Accounts payable and accrued liabilities $(66); Other long-term liabilities $(1,027)
$476 million notional	(394)	Accounts payable and accrued liabilities $(24); Other long-term liabilities $(370)	(410)	Accounts payable and accrued liabilities $(25); Other long-term liabilities $(385)
$42 million notional	(8)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(6)	(8)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(6)
Commodity contract derivatives	(77)	Other current assets $10; Other long-term assets $6; Other long-term liabilities $(35); Accounts payable and accrued liabilities $(58)	(60)	Other current assets $8; Other long-term assets $2; Other long-term liabilities $(9); Accounts payable and accrued liabilities $(61)
FTP
Derivatives under FTP(1)	—		(5)	Other current assets $(4); Accounts payable and accrued liabilities $(1)
Note
(1)  Fair values of certain derivatives under the FTP that were in net liability positions totaling $4 million at September 30, 2017, were recorded in TVA's margin cash accounts in Other current assets. These derivatives were transacted with futures commission merchants, and cash deposits have been posted to the margin cash accounts held with each futures commission merchant to offset the net liability positions in full. At December 31, 2017, TVA had no derivatives under the FTP in net liability positions.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had three currency swaps outstanding as of December 31, 2017, with total currency exposure of £600 million and expiration dates ranging from 2021 to 2043.

When the dollar strengthens against the British pound sterling, the exchange gain on the Bond liability is offset by an equal amount of loss on the swap contract that is reclassified out of AOCI. Conversely, the exchange loss on the Bond liability is offset by an equal amount of gain on the swap contract that is reclassified out of AOCI. All such exchange gains or losses on the
Bond liability are included in Long-term debt, net. The offsetting exchange losses or gains on the swap contracts are recognized in AOCI. If any gain (loss) were to be incurred as a result of the early termination of the foreign currency swap contract, the resulting income (expense) would be amortized over the remaining life of the associated Bond as a component of Interest expense. The values of the currency swap asset and liabilities are included in Other long-term assets, Accounts payable and accrued liabilities, and Other long-term liabilities on the consolidated balance sheets.

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the MtM gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's consolidated balance sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the consolidated balance sheets, and realized gains and losses, if any, are included in TVA's consolidated statements of operations. For the three months ended December 31, 2017 and 2016, the changes in fair market value of the interest rate swaps resulted in deferred unrealized gains of $28 million and $441 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At December 31, 2017, TVA's coal contract derivatives had terms of up to three years and natural gas contract derivatives had terms of up to four years.

Commodity Contract Derivatives
	At December 31, 2017			At September 30, 2017
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	11	23 million tons	$(73)	20	17 million tons	$(67)
Natural gas contract derivatives	46	253 million mmBtu	$(4)	53	271 million mmBtu	$7

Derivatives Under FTP. TVA has suspended its FTP and no longer uses financial instruments to hedge risks related to commodity prices. At December 31, 2017, TVA had no open commodity derivatives under the FTP.

Derivatives Under Financial Trading Program(1)
	At December 31, 2017		At September 30, 2017
	Notional Amount (in mmBtu)	Fair Value (MtM) (in millions)	Notional Amount (in mmBtu)	Fair Value (MtM) (in millions)
Natural gas
Swap contracts	—	$—	2,800,000	$(5)
Note
(1) Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net value of contractual amounts.

Prior to the suspension of the FTP, TVA deferred all FTP unrealized gains (losses) as regulatory liabilities (assets) and recorded only realized gains or losses to match the delivery period of the underlying commodity. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

Financial Trading Program Unrealized Gains (Losses)
	At December 31, 2017	At September 30, 2017
FTP unrealized gains (losses) deferred as regulatory liabilities (assets)
Natural gas	$—	$(5)

Financial Trading Program Realized Gains (Losses)
	Three Months Ended December 31,
	2017	2016
Decrease (increase) in fuel expense
Natural gas	$(6)	$(11)
Decrease (increase) in purchased power expense
Natural gas	(2)	(3)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the consolidated balance sheets at December 31, 2017, and September 30, 2017, are shown in the table below:

Derivative Assets and Liabilities
	At December 31, 2017
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swaps(3)	$1	$—	$1
Commodity derivatives not subject to master netting or similar arrangement	$16	$—	$16

Total assets	$17	$—	$17

Liabilities
Currency swaps(3)	$66	$—	$66
Interest rate swaps(3)	1,454	—	1,454
Total derivatives subject to master netting or similar arrangement	1,520	—	1,520
Commodity derivatives not subject to master netting or similar arrangement	93	—	93

Total liabilities	$1,613	$—	$1,613

	At September 30, 2017
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet(2)
Assets
Commodity derivatives not subject to master netting or similar arrangement	$10	$—	$10

Liabilities
Currency swaps(3)	$103	$—	$103
Interest rate swaps(3)	1,511	—	1,511
Commodity derivatives under FTP	5	(4)	1
Total derivatives subject to master netting or similar arrangement	1,619	(4)	1,615
Commodity derivatives not subject to master netting or similar arrangement	70	—	70

Total liabilities	$1,689	$(4)	$1,685

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
(3) Letters of credit of approximately $1.0 billion and $1.2 billion were posted as collateral at December 31, 2017, and September 30, 2017, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the TVA Deferred Compensation Plan ("DCP"). All securities in these trusts and plans are classified as trading.  See Note 14 — Investment Funds for a discussion of the trusts and plans and the types of investments that they hold. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At December 31, 2017, and September 30, 2017, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $37 million and $19 million at December 31, 2017, and September 30, 2017, respectively.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At December 31, 2017, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.5 billion.  TVA's collateral obligations at December 31, 2017, under these arrangements were approximately $1 billion, for which TVA had posted approximately $1 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at December 31, 2017. The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (i.e., barge, rail, and truck). Emerging technologies, environmental regulations, and low natural gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies. Continued difficulties by coal suppliers could result in consolidations, additional bankruptcies, restructurings, contract renegotiations, or other scenarios. Under these scenarios and TVA’s potential available responses, TVA does not anticipate a significant financial impact in obtaining continued fuel supply for its coal-fired generation.

On March 29, 2017, one of TVA’s suppliers, Westinghouse Electric Company (“Westinghouse”), filed for protection under Chapter 11 of the United States Bankruptcy Code. On January 4, 2018, Brookfield Business Partners L.P. ("Brookfield Business Partners"), together with institutional partners, announced that they have entered into an agreement to acquire 100% of Westinghouse, which is currently owned by Toshiba Corp. Brookfield Business Partners is listed on the New York and Toronto stock exchanges and is the flagship listed business services and industrials company of Brookfield Asset Management

Inc., a leading global alternative asset manager with over $265 billion of assets under management, of which approximately $141 billion are in the U.S. Closing of the transaction remains subject to Bankruptcy Court approval and customary closing conditions including, among others, regulatory approvals. Closing is expected to occur in the fourth quarter of 2018.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant. TVA has determined that the supplier has the equivalent of a non-investment grade credit rating; therefore, the supplier has provided credit assurance to TVA under the terms of the agreement.

Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT fund has entered into derivative contracts for investment purposes. If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction. If a counterparty to the derivative contracts into which the NDT fund has entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At December 31, 2017, all of TVA's currency swaps and interest rate swaps as well as all of the derivatives in the NDT were with banking counterparties whose Moody's credit ratings were A3 or higher.

TVA classifies qualified forward coal and natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At December 31, 2017, the coal derivative contracts were with counterparties whose Moody's credit rating, or TVA’s internal analysis when such information was unavailable, ranged from C, or D, respectively, to Ba3. At December 31, 2017, the natural gas derivative contracts were with counterparties whose Moody's ratings ranged from B1 to A2. See Suppliers above for discussion of challenges facing the coal industry. TVA's total value for derivative contracts with coal and natural gas counterparties in an asset position as of December 31, 2017, was approximately $16 million.

TVA previously utilized two futures commission merchants ("FCMs") to clear commodity contracts, including futures, options, and similar financial derivatives. These transactions were executed under the FTP by the FCMs on exchanges on behalf of TVA. TVA maintained margin cash accounts with the FCMs. TVA made deposits to the margin cash accounts to adequately cover any net liability positions on its derivatives transacted with the FCMs. At December 31, 2017, TVA had no positions under the FTP. See the note to the Fair Values of TVA Derivatives table above.

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

Investment Funds

At December 31, 2017, Investment funds were composed of $2.7 billion of securities classified as trading and measured at fair value. Trading securities are held in the NDT, ART, SERP, and DCP.  The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $1.9 billion and $655 million, respectively, at December 31, 2017.

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

Private equity limited partnerships and private real estate investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $49 million and unfunded commitments related to private real estate of $5 million at December 31, 2017. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT’s ability to liquidate its investments. There are no readily available quoted exchange prices for these investments. The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers. These investments are typically valued on a quarterly basis. TVA’s private equity limited partnerships and private real estate investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at net asset value in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)
		Three Months Ended December 31,
Fund	Financial Statement Presentation	2017	2016
SERP	Other income (expense)	$1	$—
NDT	Regulatory asset	47	(7)
ART	Regulatory asset	20	3

Currency and Interest Rate Derivatives

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2017) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at December 31, 2017.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2017, and September 30, 2017. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$233	$—	$—	$233
Government debt securities	78	69	—	147
Corporate debt securities	—	393	—	393
Mortgage and asset-backed securities	—	50	—	50
Institutional mutual funds	96	—	—	96
Forward debt securities contracts	—	37	—	37
Private equity funds measured at net asset value(1)	—	—	—	137
Private real estate funds measured at net asset value(1)	—	—	—	115
Commingled funds measured at net asset value(1)	—	—	—	1,506
Total investments	407	549	—	2,714
Currency swaps(2)	—	1	—	1
Commodity contract derivatives	—	7	9	16
Total	$407	$557	$9	$2,731

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(2)	$—	$66	$—	$66
Interest rate swaps	—	1,454	—	1,454
Commodity contract derivatives	—	11	82	93
Total	$—	$1,531	$82	$1,613

Notes
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
(2)  TVA records currency swaps net of cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 13 — Offsetting of Derivative Assets and Liabilities.

Fair Value Measurements At September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$226	$—	$—	$226
Government debt securities	100	42	—	142
Corporate debt securities	—	373	—	373
Mortgage and asset-backed securities	—	49	—	49
Institutional mutual funds	94	—	—	94
Forward debt securities contracts	—	19	—	19
Private equity funds measured at net asset value(1)	—	—	—	136
Private real estate funds measured at net asset value(1)	—	—	—	113
Commingled funds measured at net asset value(1)	—	—	—	1,451
Total investments	420	483	—	2,603
Commodity contract derivatives	—	8	2	10
Total	$420	$491	$2	$2,613

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(2)	$—	$103	$—	$103
Interest rate swaps	—	1,511	—	1,511
Commodity contract derivatives	—	1	69	70
Commodity derivatives under FTP(2)
Swap contracts	—	1	—	1
Total	$—	$1,616	$69	$1,685

Notes
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
(2)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or FCM. Deposits are made to TVA's margin cash accounts held with each FCM to offset any net liability positions in full for derivatives that are transacted with FCMs. TVA records currency swaps net of cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 13 — Offsetting of Derivative Assets and Liabilities.

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

The following table presents a reconciliation of all commodity contract derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
Commodity Contract Derivatives
Balance at October 1, 2016	$(127)
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	23
Balance at December 31, 2016	$(104)

Balance at October 1, 2017	$(67)
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	(6)
Balance at December 31, 2017	$(73)

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2017	Valuation Technique(s)	Unobservable Inputs	Range
Assets
Commodity contract derivatives	$9	Pricing model	Coal supply and demand	0.6 - 0.7 billion tons/year
			Long-term market prices	$12.15 - $112.81/ton
Liabilities
Commodity contract derivatives	$82	Pricing model	Coal supply and demand	0.6 - 0.7 billion tons/year
			Long-term market prices	$12.15 - $112.81/ton

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2017	Valuation Technique(s)	Unobservable Inputs	Range
Assets
Commodity contract derivatives	$2	Pricing model	Coal supply and demand	0.6 - 0.7 billion tons/year
			Long-term market prices	$11.40 - $112.23/ton
Liabilities
Commodity contract derivatives	$69	Pricing model	Coal supply and demand	0.6 - 0.7 billion tons/year
			Long-term market prices	$11.40 - $112.23/ton

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair value of the financial instruments held at December 31, 2017, and September 30, 2017, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at December 31, 2017, and September 30, 2017, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At December 31, 2017		At September 30, 2017
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$122	$123	$125	$127

Loans and other long-term receivables, net (including current portion)	Level 2	$127	$113	$118	$107

EnergyRight® financing obligation (including current portion)	Level 2	$140	$156	$144	$161

Unfunded loan commitments	Level 2	$—	$18	$—	$18

Membership interest of variable interest entity subject to mandatory redemption (including current portion)	Level 2	$32	$41	$32	$41

Long-term outstanding power bonds (including current maturities), net	Level 2	$21,245	$26,134	$21,933	$26,857

Long-term debt of variable interest entities (including current maturities), net	Level 2	$1,200	$1,366	$1,200	$1,356

Long-term notes payable (including current maturities)	Level 2	$120	$119	$122	$121

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

15.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	Three Months Ended December 31,
	2017	2016
Interest income	$6	$6
External services	4	3
Gains (losses) on investments	2	—
Miscellaneous	—	3
Total other income (expense), net	$12	$12

16.  Benefit Plans

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three months ended December 31, 2017 and 2016, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended December 31
	Pension Benefits		Other Post-Retirement Benefits
	2017	2016	2017	2016
Service cost	$14	$17	$4	$5
Interest cost	118	116	5	5
Expected return on plan assets	(120)	(114)	—	—
Amortization of prior service credit	(25)	(25)	(6)	(6)
Recognized net actuarial loss	103	116	2	3
Total net periodic benefit cost as actuarially determined	90	110	5	7
Amount capitalized due to actions of regulator	(14)	(34)	—	—
Total net periodic benefit cost	$76	$76	$5	$7

As of October 1, 2016, TVARS’s Rules and Regulations require TVA to contribute to the pension plan the greater of the minimum contribution calculated by TVARS's actuary or $300 million for a period of 20 years or until the plan has reached a fully funded status if sooner than 20 years. The minimum required contribution for 2018 is $300 million. As of December 31, 2017, TVA had contributed $75 million to TVARS and expects to contribute the remaining $225 million by September 30, 2018. TVA contributed $800 million to TVARS in 2017, though the minimum required contribution was $300 million. TVA also contributed $23 million and $20 million to the 401(k) plan during the three months ended December 31, 2017 and 2016, respectively. TVA does not separately set aside assets to fund its other post-retirement benefit plans, but rather funds such benefits on an as-paid basis. TVA provided approximately $12 million and $20 million, net of rebates and subsidies, to other post-retirement benefit plans for the three months ended December 31, 2017 and 2016, respectively. TVA includes its cash contributions to the pension plan in the rate-making formula; accordingly, TVA recognizes pension costs as regulatory assets to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan.

17.  Contingencies and Legal Proceedings

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

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to nuclear generating plants, coal-fired generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. See Note 10.

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At December 31, 2017, the estimated future decommissioning cost of $2.9 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions.

TVA maintains a NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  See Note 14 — Investment Funds. TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments and additional contributions, if necessary, will be available to support decommissioning.  TVA’s operating nuclear power units are licensed through 2033 - 2055, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.

Non-Nuclear Decommissioning.  The estimated future non-nuclear decommissioning ARO was $1.5 billion at December 31, 2017.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an ART to help fund the ultimate decommissioning of its power assets.  See Note 14. Estimates involved in determining if additional funding will be made to the ART include inflation rate, rate of return projections on the fund investments, and the planned use of other sources to fund decommissioning costs.

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

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to costs of approximately $175 million from 2018 to 2022, which include future clean air controls, existing controls capital projects, and air operations and maintenance projects. TVA also estimates additional expenditures of $1 billion from 2018 to 2022 relating to TVA’s coal combustion residuals ("CCR") conversion program, not including costs related to any new requirements related to the Gallatin CCR facilities lawsuits, as well as expenditures of approximately $500 million from 2018 to 2024 relating to compliance with Clean Water Act requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in contamination that TVA is addressing.  At December 31, 2017, and September 30, 2017, TVA’s

estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $8 million and $7 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At December 31, 2017, TVA had accrued $18 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $11 million is included in Other long-term liabilities and $7 million is included in Accounts payable and accrued liabilities. No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

Case Involving Tennessee Valley Authority Retirement System.  In March 2010, eight current and former participants in and beneficiaries of TVARS filed suit in the U.S. District Court for the Middle District of Tennessee challenging the TVARS Board's 2009 decision to amend the TVARS Rules and Regulations (“Rules”) in exchange for a $1.0 billion contribution from TVA. The changes approved by the TVARS Board (1) suspended the TVA contribution requirements for 2010 through 2013, (2) reduced the calculation for COLAs for CY 2010 through CY 2013, (3) reduced the interest crediting rate for the fixed fund accounts, and (4) increased the eligibility age to receive COLAs from age 55 to 60. The plaintiffs alleged that these changes violated their constitutional rights (due process, equal protection, and property rights), violated the Administrative Procedure Act, and violated the substantive and procedural components of an anti-cutback provision in the Rules. TVA and the plaintiffs filed cross motions for summary judgment. In August 2015, the court granted TVA’s motion for summary judgment and dismissed the case with prejudice. In September 2015, the plaintiffs appealed this decision to the Sixth Circuit. On August 12, 2016, the Sixth Circuit held that the plaintiffs’ rights were not violated because COLAs are not vested benefits. A few other issues were remanded to the district court for further proceedings. On March 2, 2017, the district court granted TVA's motion for a judgment on the administrative record and dismissed all the remaining claims in this case. The plaintiffs appealed this order, and oral argument before the Sixth Circuit was held on January 31, 2018.

Cases Involving Gallatin Fossil Plant CCR Facilities. TVA is a party in two lawsuits relating to alleged releases of waste materials from the CCR facilities at Gallatin. See Note 8 — Background — Lawsuit Brought by TDEC and — Lawsuit Brought by TSRA and TCWN.

Petitions to Intervene in the Proceeding Involving the Early Site Permit Application for Small Modular Reactors at TVA's Clinch River Site. Three environmental groups — the Southern Alliance for Clean Energy ("SACE"), Tennessee Environmental Council ("TEC"), and Blue Ridge Environmental Defense League ("BREDL") — filed petitions to intervene in the proceeding regarding the Early Site Permit Application that TVA submitted for review by the NRC in May 2016 relating to the potential future construction and operation of two or more small modular reactor units at TVA’s Clinch River site in Oak Ridge, Tennessee. On October 10, 2017, the Atomic Safety and Licensing Board issued a decision admitting two contentions proffered jointly by SACE and TEC and dismissing a third. The two admitted contentions challenge the application’s environmental report.  One of the contentions alleges that the environmental report fails to consider the possibility of a spent fuel pool fire, and the other objects to language in the environmental report regarding the technical advantages of small modular reactors. The decision also denied admission of BREDL’s one proffered contention. On November 6, 2017, TVA appealed the admission of the two contentions to the NRC.

Gallatin Fossil Plant Clean Air Act Permit. In August 2016, the Sierra Club filed a petition with the EPA requesting that the EPA object to the CAA renewal permit issued by TDEC to TVA for operations at Gallatin. The petition alleges that the permit (1) contains compliance evaluation requirements for opacity, particulate matter, and fugitive dust that are not as stringent as required, (2) includes allowances for startup, shutdown, and malfunctions that are inconsistent with the CAA, (3) fails to include reporting requirements to ensure compliance with the Environmental Agreements, and (4) contains impermissibly high SO2 emission limits. On May 15, 2017, the Sierra Club filed a lawsuit in the United States District Court for the District of Columbia seeking to compel the EPA to act on the petition. On November 17, 2017, the District Court ordered the EPA to respond to the petition by January 31, 2018. While proceedings on this petition were ongoing, TDEC modified the CAA renewal permit on November 6, 2017, to address compliance with the 1-hour SO2 NAAQS. On November 20, 2017, the Sierra Club filed a second petition requesting the EPA to object to the modified permit. On January 31, 2018, the EPA denied both petitions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") explains the results of operations and general financial condition of the Tennessee Valley Authority ("TVA"). The MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements and TVA's Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “Annual Report”).

Executive Overview

TVA’s net income for the three months ended December 31, 2017, was $288 million, as compared with net income of $102 million for the same period of the prior year. Total operating revenue during the first quarter of 2018 was relatively flat compared to the same period of the prior year. As is often the case for electric utilities, weather is a primary driver of TVA’s sales and revenue. TVA’s service territory experienced relatively normal weather during the three months ended December 31, 2017, resulting in higher energy sales compared to the milder weather experienced during the three months ended December 31, 2016. The increased revenue from higher energy sales and the base rate adjustment that became effective October 1, 2017, was offset by lower fuel cost recovery.

Total operating expenses decreased approximately eight percent during the first quarter of 2018 as compared to the same period of the prior year. Fuel and purchased power expense decreased $115 million for the three months ended December 31, 2017, as compared to the same period of the prior year.  This was primarily due to lower natural gas prices and a change in generation mix, including significantly more hydroelectric generation. Operating and maintenance expense decreased $32 million for the three months ended December 31, 2017, as compared to the same period of the prior year.  This was primarily due to a decrease in planned nuclear outage days which reduced outage expense by $24 million and a decrease of $8 million for reductions in workforce related to identified efficiencies and staffing changes needed to support TVA's generating fleet.

In April 2011, TVA entered into two substantively similar agreements, one with the Environmental Protection Agency ("EPA") and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements”). Under the Environmental Agreements, TVA committed to, among other things, retire 18 coal-fired units, control, convert, or retire additional coal-fired units, and invest in certain environmental projects. During the first quarter of 2018, TVA completed several actions related to these Environmental Agreements. The installations of two selective catalytic reduction systems ("SCRs") at the Gallatin Fossil Plant ("Gallatin"), as well as the installation of scrubbers and SCRs for Units 1 and 4 at the Shawnee Fossil Plant ("Shawnee"), were completed during the first quarter of 2018. In addition, Units 1-4 of the Johnsonville Fossil Plant were retired in December 2017. With these actions, TVA has substantially completed the requirements in the Environmental Agreements relating to retiring coal-fired units or installing controls on such units, with the exception of the retirement of Units 1-3 of Allen Fossil Plant, which will occur with the completion of the Allen Combined Cycle Plant ("Allen CC"). Allen CC began pre-commercial operations in September 2017 and is expected to begin commercial operations in the spring of 2018.

In May 2017, the TVA Board approved a $300 million multi-year, strategic fiber initiative that is expected to expand TVA’s fiber capacity and improve the reliability and resiliency of the transmission system. The network expansion is expected to help meet the power system’s growing need for bandwidth as well as accommodate the integration of new, distributed energy resources ("DER"). TVA has the potential to make some surplus fiber capacity available to help local communities and rural areas attract and retain jobs in support of economic development partnerships among TVA, the Tennessee Valley states, LPCs, and other service providers. TVA continues to achieve 99.999 percent reliability in delivering energy to its customers.

Consistent with national trends, energy demand in the areas served by TVA and its LPCs has been essentially flat over the past five years. TVA anticipates this trend to continue as technological advances, consumer demand for generation and energy management technologies, and distributed energy increase. To accommodate this trend, TVA is working with its LPC customers to adjust rate structures, pricing, and programs to ensure TVA's continued strong financial health and its ability to meet customer needs. TVA also utilizes an Integrated Resource Plan ("IRP") to provide direction on how to best meet future electricity demand. In 2018, TVA will begin working on an updated IRP that will consider many views of the future to determine how TVA can continue to provide low-cost, reliable electricity, support environmental stewardship, and spur economic development in the Valley over the next 20 years. TVA remains committed to planning its system in a way that ensures evolving resource portfolios remain reliable and provide the most value to all customers.

Results of Operations

Sales of Electricity

The following chart compares TVA’s energy sales statistics for the three months ended December 31, 2017 and 2016:

Sales of Electricity(1)
Three Months Ended December 31,
(millions of kWh)
Note
(1) Includes approximately 20 million kilowatt hours ("kWh") and 536 million kWh of pre-commercial generation for the three months ended December 31, 2017, and 2016, respectively. See Note 1 — Pre-Commercial Plant Operations.

Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

Degree Days
Three Months Ended December 31,
	Variation from Normal						Variation from Prior Period
	2017 Actual	Normal	Percent Variation	2016 Actual	Normal	Percent Variation	Percent Change
Heating Degree Days
Three Months Ended December 31	1,267	1,302	(2.7)%	1,002	1,302	(23.0)%	26.4%

Cooling Degree Days
Three Months Ended December 31	129	67	92.5%	171	67	155.2%	(24.6)%
Total Degree Days	1,396	1,369	2.0%	1,173	1,369	(14.3)%	19.0%

Sales of electricity increased approximately two percent for the three months ended December 31, 2017, as compared to the same period of the prior year, primarily due to increased sales volume for LPCs driven primarily by a 26 percent increase in heating degree days. Partially offsetting this increase was a slight decrease in sales to industries directly served.

Financial Results

The following table compares operating results for the three months ended December 31, 2017 and 2016:

Summary Consolidated Statements of Operations
	2017	2016	Percent Change
Operating revenues	$2,549	$2,546	0.1%
Operating expenses	1,951	2,117	(7.8)%
Operating income	598	429	39.4%
Other income, net	12	12	—%
Interest expense, net	322	339	(5.0)%
Net income (loss)	$288	$102	182.4%

Operating Revenues.  Operating revenues for the three months ended December 31, 2017 and 2016, consisted of the following:

Operating Revenues(1)
Three Months Ended December 31,
Note
(1) Excludes contra-revenue amounts of approximately $1 million and $14 million representing revenue capitalized during pre-commercial operations for the three months ended December 31, 2017 and 2016, respectively. See Note 1 — Pre-Commercial Plant Operations.

The rate structure in effect provides price signals intended to reflect higher cost periods to serve the local power company customers of TVA ("LPCs") and their end-use customers. Under this structure, weather can positively or negatively impact both volume and effective rates because the wholesale structure includes two components: a demand charge and an energy charge. The demand charge is based on the customer's peak monthly usage and increases as the peak increases. The energy charge is based on the kWh used by the customer. The rate structure also includes a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel, and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and tax equivalents associated with the fuel cost adjustments.

The changes in components of operating revenues for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, are as follows:

	Three Months Ended December 31,
	2017	2016	Change
Base revenue(1)	$1,837	$1,716	$121
Fuel cost recovery	670	791	(121)
Off-system sales	2	1	1
Revenue from sales of electricity	2,509	2,508	1
Other revenue	40	38	2
Total operating revenues	$2,549	$2,546	$3
Note
(1) Includes the impact of revenue capitalized during pre-commercial operations of approximately $1 million and $14 million for the three months ended December 31, 2017 and 2016, respectively. See Note 1 —Pre-Commercial Plant Operations.

Operating revenues increased $3 million for the three months ended December 31, 2017, as compared to the same period of the prior year, primarily due to a $121 million increase in base revenue. The $121 million increase in base revenue was driven by an increase of $54 million resulting from higher sales volume during the quarter ended December 31, 2017, as compared to the same period of the prior year. In addition, approximately $54 million of the increase in base revenue was attributable to higher effective rates during the three months ended December 31, 2017, as compared to the same period of the prior year, resulting from the base rate adjustment that became effective October 1, 2017. The base revenue increase was also due in part to approximately $13 million less capitalization of revenue resulting from pre-commercial generation during the three months ended December 31, 2017, as compared to the same period of the prior year. See Note 1 — Pre-Commercial Plant Operations. Partially offsetting these increases was a $121 million decrease in fuel cost recovery revenues. The $121 million decrease in fuel cost recovery revenues reflects a $137 million decrease attributable to lower fuel rates partially offset by a $16 million increase attributable to higher energy sales. The lower fuel rates experienced were primarily driven by lower market prices for natural gas and a change in the mix of generation resources, including significantly more hydroelectric generation.
Operating Expenses. Operating expenses for the three months ended December 31, 2017 and 2016, consisted of the following:

The following chart summarizes TVA's net generation and purchased power in millions of kWh by generating source for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Three Months Ended December 31,
	2017		2016
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	7,541	20%	10,190	27%	(2,649)	(26)%
Nuclear(1)	16,154	42%	15,254	41%	900	6%
Hydroelectric	3,387	9%	1,692	5%	1,695	100%
Natural gas and/or oil-fired(2)	6,037	16%	5,328	14%	709	13%
Total TVA-operated generation facilities(3)	33,119	87%	32,464	87%	655	2%
Purchased power (non-renewable)(4)	2,877	8%	3,147	9%	(270)	(9)%
Purchased power (renewable)(5)	1,927	5%	1,505	4%	422	28%
Total purchased power	4,804	13%	4,652	13%	152	3%
Total power supply	37,923	100%	37,116	100%	807	2%
Notes
(1) The nuclear amount for the three months ended December 31, 2016, includes approximately 494 million kWh of pre-commercial generation at Watts Bar Nuclear Plant ("Watts Bar") Unit 2. See Note 1 — Pre-Commercial Plant Operations.
(2) The natural gas and/or oil-fired amount includes approximately 20 million kWh and 42 million kWh of pre-commercial generation at Allen and Paradise Combined Cycle Plants for the three months ended December 31, 2017 and 2016, respectively. See Note 1 — Pre-Commercial Plant Operations.
(3) Generation from TVA-owned renewable resources (non-hydro) is less than one percent for all periods shown, and therefore is not represented in the table above.
(4) Purchased power (non-renewable) includes generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 1,089 million kWh and 1,035 million kWh for the three months ended December 31, 2017 and 2016, respectively.
(5) Purchased power (renewable) includes power purchased from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

Fuel
Fuel expense decreased $93 million for the three months ended December 31, 2017, as compared to the same period of the prior year. The impact of lower effective fuel rates, driven by lower market prices for natural gas and changes in the mix of generation resources, including significantly more hydroelectric generation, contributed $103 million to the decrease. As an indication of the general market direction, the average Henry Hub natural gas spot price for the three months ended December 31, 2017, was approximately four percent lower than the price for the same period of the prior year. Partially offsetting this decrease was a $10 million increase in fuel expense driven by a two percent increase in generation from TVA operated resources.

Purchased Power
Purchased power expense decreased $22 million for the three months ended December 31, 2017, as compared to the same period of the prior year. This change was driven by increased generation from TVA operated hydroelectric, nuclear, and natural gas assets, resulting in a $29 million decrease. Partially offsetting this decrease was an increase of $7 million related to overall higher demand and an increase in purchased power renewables utilized to meet customer preferences.

Operating and Maintenance
Operating and maintenance expense decreased $32 million for the three months ended December 31, 2017, as compared to the same period of the prior year.  This decline was primarily due to a decrease in planned nuclear outage days which reduced outage expense by $24 million, and a decrease of $8 million for reductions in workforce related to identified efficiencies and staffing changes needed to support TVA's generating fleet.

Depreciation and Amortization
Depreciation and amortization expense decreased $14 million for the three months ended December 31, 2017, as compared to the same period of the prior year. The retirement of Paradise Units 1 and 2 in April 2017 contributed $29 million to the decrease. Partially offsetting this decrease was an increase of approximately $15 million from net additions to Completed plant, including $6 million for the Paradise Combined Cycle Plant, which commenced commercial operations in April 2017.

Tax Equivalents
Tax equivalents expense decreased $5 million for the three months ended December 31, 2017, as compared to the same period of the prior year. This change primarily reflects a decrease in the accrued tax equivalent expense related to the fuel cost adjustment mechanism. The accrued tax equivalent expense is equal to five percent of the fuel cost adjustment mechanism revenues and decreased for the three months ended December 31, 2017, as compared to the same period of the prior year.

Interest Expense.  Interest expense and interest rates for the three months ended December 31, 2017 and 2016, were as follows:

Interest Expense and Rates
	Three Months Ended December 31,
	2017	2016	Percent Change
Interest expense(1)	$322	$339	(5.0)%

Average blended interest rate	4.94%	5.15%	(4.1)%
Note
(1) Interest expense includes amortization of debt discounts, issuance, and reacquisition costs, net.

Interest expense decreased $17 million for the three months ended December 31, 2017, as compared to the same period of the prior year, primarily due to a lower average interest rate on long-term debt and a lower average balance of long-term debt.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), four long-term revolving credit facilities totaling $2.7 billion, and proceeds from other financings. See Note 11 — Credit Facility Agreements. Other financing arrangements may include sales of receivables, loans, and other assets.

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness ("Bonds") in an amount not to exceed $30.0 billion outstanding at any time. See Note 11 — Debt Securities Activity. Bonds outstanding, excluding unamortized discounts and premiums and net exchange losses from foreign currency transactions, at December 31, 2017 were $24.2 billion (including current maturities). The balance of Bonds outstanding directly affects TVA’s capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 7), could provide supplementary funding if needed. Currently, TVA believes that it has adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade through a combination of Bonds, additional power revenues through power rate increases, cost reductions, or other ways. See Lease Financings below, Note 7, and Note 11 for additional information.

Debt Securities.  TVA’s Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. TVA’s Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at December 31, 2017. See Lease Financings below, Note 7, and Note 11 for additional information.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At December 31, 2017	Three Months Ended December 31, 2017	At December 31, 2016	Three Months Ended December 31, 2016
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount Notes	$2,722	$2,084	$2,027	$1,391
Weighted Average Interest Rate
Discount Notes	1.246%	1.110%	0.499%	0.330%
Maximum Month-End Gross Amount Outstanding (During Period)
Discount Notes	N/A	$2,722	N/A	$2,027

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 7 and Note 11 for information about TVA’s lease financing activities. During 2017 and 2016, TVA acquired 100 percent of the equity interests in certain special purpose entities created for the purpose of facilitating lease financing. TVA may seek to enter into similar arrangements in the future.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. There was no net change in cash and cash equivalents for the three months ended December 31, 2017, and December 31, 2016. A summary of cash flow components for the three months ended December 31, 2017, and December 31, 2016, follows:

    Cash provided by (used in):
Operating Activities. TVA’s cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

Net cash flows provided by operating activities decreased $4 million for the three months ended December 31, 2017, as compared to the same period of the prior year, as a result of decreases in revenue collections due to timing and decreased fuel cost recovery, partially offset by lower operating and maintenance expense due primarily to a decrease in planned nuclear outage days and reductions in workforce related to identified efficiencies and staffing changes needed to support the generation fleet.

Investing Activities. The majority of TVA’s investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities decreased by $79 million for the three months ended December 31, 2017, as compared to the same period in the prior year driven by the completion or pre-commercial operations of capacity expansion and clean air projects, including Paradise Combined Cycle Plant, Allen Combined Cycle Plant, and the clean air controls at Gallatin and Shawnee.

Financing Activities. TVA’s cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

Net cash flows provided by financing activities decreased by $75 million for the three months ended December 31, 2017, as compared to the same period in the prior year as a result of long-term debt redemptions, partially offset by net short-term debt activities. Decreased investing expenditures reduced TVA’s borrowing needs. TVA generally uses short-term debt to meet working capital needs and other cash requirements while maintaining minimal cash balances.

Contractual Obligations
TVA has obligations and commitments to make future payments under certain contracts. During the three months ended December 31, 2017, there were no material changes in TVA’s contractual obligations outside of the ordinary course of business. TVA's contractual obligations are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 21 of the Notes to Consolidated Financial Statements in the Annual Report.
Key Initiatives and Challenges

Distributed Energy Resources

As the amount of distributed energy resources ("DER") grows on the TVA system, the need for TVA’s traditional generation resources may be reduced, and the ability of the system to reliably and economically operate in conjunction with these DER sources may become more challenging. To meet this challenge, TVA is working with LPCs and others on long-term pricing and product development strategies that include DER and address the implementation and support of those resources. Due to uncertainties related to the technology choices and market penetration rates for DER options, TVA cannot currently predict the potential financial impacts from the future growth in DER, but it is anticipated that future growth will be a part of TVA’s overall strategy to meet customer demand in an evolving marketplace.

As it transitions away from coal to other resources, TVA continues to identify significant impacts to its transmission system that include stress on its transmission equipment, such as lines and transformers. While TVA owns and operates its high-voltage transmission grid, the distribution system is a network of grids belonging to LPCs, each with its own characteristics and operational strengths and challenges. Integrating renewable generation (primarily photovoltaic solar and combined heat and power projects) presents a number of challenges, including grid balancing and reliability. The growth of renewable resources on the distribution grid necessitates the involvement of entities in addition to TVA, especially the LPCs. TVA and LPCs will need to focus on the safety and reliability impact of these resources as they are interconnected to the grid, as well as ensuring the pricing of electricity remains as low as feasible. As generation resources become more distributed and intermittent, the need to extend secure communication networks for visibility and control of these resources becomes even more important in maintaining grid reliability.

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

Integrated Resource Planning

TVA is beginning the process of updating its IRP, a comprehensive study that provides direction on how to best meet future power demand by identifying the need for generating capacity, determining the best mix of resources, and evaluating the evolving role of DER. The IRP will consider many views of the future to determine how TVA can continue to provide low-cost, reliable electricity, support environmental stewardship, and spur economic development in the Valley over the next 20 years. To inform TVA’s next long-term financial plan and proactively address the changing utility marketplace, TVA is beginning this work sooner than originally planned.

    To ensure TVA best meets projected future needs, TVA will continue its tradition of innovation in each IRP. The 2011 IRP focused on diversifying and modernizing its generation portfolio, part of which included adding cost-effective renewables. The 2015 IRP identified DER as a growing trend in the utility industry and designed a mechanism where energy efficiency could be chosen as a resource. The 2019 IRP will explore various DER scenarios, considering the speed and amount of DER penetration, improve TVA’s understanding of the impact and benefit of system flexibility with increasing renewable and distributed resources, and determine the implications to TVA’s diverse portfolio mix for the next 20 years.

TVA is primarily a wholesale power provider, and the LPCs are the service provider for most end-use customers. Due to this public power business model, collaboration with customers and stakeholders is a vital part of the IRP. Opportunities for customer and stakeholder engagement and for public comment will include public meetings, webinars, the IRP working group and the Regional Energy Resource Council ("RERC"). The IRP working group and RERC will consist of representatives from local power companies, direct-served customers, non-governmental organizations, state and local governments, and academia.

As part of the IRP decision-making process, and in alignment with the National Environmental Policy Act, TVA will also analyze potential environmental implications associated with an updated IRP by issuing an environmental impact statement ("EIS").

Generation Resources

Nuclear Response Capability. Since the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant ("Fukushima Events"), the Nuclear Regulatory Commission ("NRC") adopted additional detailed guidance on the expected response capability to be developed by each nuclear plant site.  The NRC issued orders that modified each plant’s license to require implementation of additional external event mitigation capabilities. TVA has implemented these strategies and physical plant modifications to address the actions outlined in this guidance at Sequoyah Nuclear Plant ("Sequoyah") and Watts Bar.  Implementation is in progress at Browns Ferry Nuclear Plant ("Browns Ferry") and is scheduled to be completed in 2019.  As of December 31, 2017, TVA had spent $270 million on modifications related to these actions at all of its nuclear plants, including Watts Bar Unit 2, and expects to spend an additional $12 million to complete the remaining modifications intended to address this guidance.

Extreme Flooding Preparedness. Updates to the TVA analytical hydrology model completed in 2009 indicated that under “probable maximum flood” conditions, some of TVA’s dams might not have been capable of regulating the higher flood waters.  A “probable maximum flood” is an extremely unlikely event; however, TVA is obligated to provide protection for its nuclear plants against such events.  As a result, TVA installed a series of modifications at three dams, and work on the fourth, Fort Loudoun Dam, is continuing in parallel with a Tennessee Department of Transportation project. The work being done by the State of Tennessee to support the Fort Loudoun Dam modifications is estimated to be completed by the spring of 2018. TVA's Fort Loudoun Dam modifications are also estimated to be completed during 2018. TVA is taking steps to ensure that it complies with the NRC license requirements for Watts Bar related to the completion of the project.

Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. The revised hydrology models were reviewed and approved by the NRC for Watts Bar Units 1 and 2. However, TVA identified an error in the modeling that will require TVA to resubmit models for Watts Bar Units 1 and 2. TVA plans to resubmit models for Watts Bar Units 1 and 2 during 2018.  In addition, TVA plans to submit models for Sequoyah Units 1 and 2 in 2018.  TVA will subsequently address conditions at Browns Ferry as needed.  TVA has deferred some modifications until the updated Watts Bar and Sequoyah models are completed.
As of December 31, 2017, TVA had spent $150 million on the modifications and improvements related to extreme flooding preparedness and expects to spend up to an additional $28 million to complete the modifications.

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

Mitigation of Beyond-Design-Basis Events.  NRC rulemaking has been developed to codify the requirements promulgated by orders related to beyond-design-basis flooding and seismic events discussed above. The NRC staff submitted the draft final rule — Mitigation of Beyond-Design-Basis Events — to the NRC Commission on December 15, 2016, requesting approval to publish the final rule. The final rule is expected to be issued in 2018. Minimal changes between the orders and final rule requirements are expected. Once issued, TVA will review the final rule to identify any gaps to compliance. Gaps could result in TVA having to make modifications to one or more of its nuclear plants. Cost estimates for any required modifications cannot be developed until after the rule is finalized, but costs for modifications could be substantial. See Extreme Flooding Preparedness and NRC Seismic Assessments above.
Baffle-Former Bolt Degradation. In July 2016, Westinghouse Electric Co., LLC ("Westinghouse") issued a Nuclear Safety Advisory Letter ("NSAL") 16-01 that addresses recently identified degradation of baffle-former bolts in some U.S. pressurized water reactors ("PWRs"). Baffle-former bolts help hold together a structure inside certain reactor vessels. Sequoyah Units 1 and 2, both PWRs, are referenced in the NSAL. Visual inspections of baffle-former bolts in Sequoyah Units 1 and 2 during 2017 refueling outages showed no degradation of baffle-former bolts. TVA is planning to complete ultrasonic inspections during the Sequoyah Unit 1 refueling outage in the spring of 2018 and the Sequoyah Unit 2 refueling outage in the fall of 2018.

Work Environment at Nuclear Plants. In March 2016, the NRC issued a Chilling Effect Letter ("CEL") to TVA regarding work environment concerns identified at Watts Bar. In subsequent inspections, the NRC found that Watts Bar still faces challenges in maintaining a safety conscious work environment. On April 12, 2017, TVA provided the NRC with an updated letter outlining focus areas and metrics for monitoring performance at Watts Bar. In that letter, TVA made a formal commitment to the NRC to conduct a safety culture assessment at Watts Bar in CY 2017, which it has completed. On November 2, 2017, the NRC held a public meeting where TVA presented the progress in addressing the issues. TVA is working to implement the fleet-wide actions as documented in the Confirmatory Order issued on July 27, 2017, that will ensure sustainable improvement in safety culture. The NRC began a two-week CEL follow-up inspection at Watts Bar on January 22, 2018.

Watts Bar Unit 2.     TVA was a cooperating agency in the February 2016 Department of Energy ("DOE") Final Supplemental Environmental Impact Statement for the Production of Tritium in a Commercial Light Water Reactor. On April 5, 2017, due to an anticipated need for more tritium-producing burnable absorber rods ("TPBARs"), the DOE announced its preferred alternative for irradiation services, which included use of an additional reactor. As a result of TVA’s assessment and concurrence with the DOE’s alternative, TVA submitted a license amendment to the NRC in December 2017 to authorize the irradiation of TPBARs in Watts Bar Unit 2. The NRC is expected to issue a decision by May 2019. Subject to approval of the license amendment, tritium production in Watts Bar Unit 2 is projected to start in the fall of 2020. The DOE's decision also allows for irradiation of TPBARs at the Sequoyah site in the future; however, TVA does not have plans to employ Sequoyah units for tritium production in the near term.

Extended Power Uprate. TVA is undertaking an extended power uprate ("EPU") project at Browns Ferry that is expected to increase the amount of electrical generation capacity of its reactors. TVA plans to begin implementing the EPU project during the plant refueling outages in the spring of 2018 for Unit 3, the fall of 2018 for Unit 1, and the spring of 2019 for Unit 2. Full EPU power is expected to be achieved following the noted outages for each unit. The project has involved and continues to involve extensive engineering analyses and modification and replacement of certain existing plant components to enable the units to produce the additional power requested by the license amendments. The project is estimated to cost approximately $475 million and add approximately 465 MW of generating capacity.

Performance of Suppliers. On March 29, 2017, Westinghouse, a subsidiary of Toshiba Corporation ("Toshiba"), filed for protection under Chapter 11 of the United States Bankruptcy Code. On January 4, 2018, Brookfield Business Partners L.P., together with institutional partners, announced that they have entered into an agreement to acquire 100 percent of Westinghouse. See Note 13 — Counterparty Risk — Suppliers.

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

Clean Air Projects. During 2011, the TVA Board approved the addition of emission control equipment at Gallatin. TVA completed the addition of scrubbers on the four Gallatin units during 2016, two SCRs in 2017, and two SCRs in the first quarter of 2018. In addition, at its December 30, 2014 meeting, the TVA Board authorized the installation of SCRs and scrubbers on Units 1 and 4 at Shawnee. These systems were placed in service during the first quarter of 2018.

Johnsonville Retirement. On December 31, 2017, TVA retired the remaining units at Johnsonville Fossil Plant, Units 1-4. These units had a summer net capability of 428 megawatts.

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

Dry Generation and Dewatering Projects. Conversion of coal plant CCR wet processes to dry generation or dewatering is complete at Bull Run, and construction is underway at Kingston, Paradise, and Shawnee. Construction of an additional bottom ash dewatering facility is scheduled to begin at Gallatin in 2018.

Landfills. Lined and permitted dry storage facilities have been constructed and are operational at Bull Run, Kingston, and Gallatin. Construction of new lined and permitted dry storage facilities are scheduled to begin at Cumberland, Paradise, and Shawnee in 2018. In addition, construction of another lined facility at Bull Run is scheduled to begin in 2019.

Wet CCR Impoundment Closures. TVA is planning to close wet CCR impoundments in accordance with federal and state requirements when (1) coal-fired plants are converted to dry CCR processes and dry storage landfills become operational or (2) the related plant operations cease. Closure project schedules and costs are driven by the selected closure technology (such as cap and close in place or closure by removal). TVA issued an EIS in June 2016 that addresses the closure of CCR impoundments at TVA's coal-fired plants. TVA issued its associated Record of Decision in July 2016. Although the EIS was designed to be programmatic in order to address the mode of impoundment closures, it specifically addressed closure methods at 10 impoundments. TVA subsequently decided to close those impoundments, although final closure plans are still subject to approval by appropriate state regulators. Additional National Environmental Policy Act analyses will be conducted as other impoundments are designated for closure. As environmental studies are performed and closure methodologies are determined, detailed project schedules and estimates will be finalized.

Groundwater Monitoring. Compliance with the EPA CCR rule as well as other requirements will require additional engineering and analysis as well as implementation of a comprehensive groundwater monitoring program. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation and/or remediation. TVA expects to continue to evaluate and update these cost estimates.

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

Through December 31, 2017, TVA had spent approximately $1.3 billion on its CCR Conversion Program. TVA expects to spend approximately an additional $1.0 billion on the CCR Conversion Program through 2022, excluding new requirements related to the Gallatin CCR facilities lawsuits. Once the CCR Conversion Program is completed, TVA will continue to undertake certain CCR projects, including building new landfill sections under existing permits and closing existing sections once they reach capacity.

Natural Gas-Fired Units. Pre-commercial operations on Units 1 and 2 of the Allen Combined Cycle Plant began in September 2017, and the plant is expected to begin commercial operations in the spring of 2018. The plant has an expected generation capacity of approximately 1,100 MW with a cost not to exceed $975 million. Upon completion of this facility, the existing coal-fired units at the site will be retired. See Regulatory Compliance — Allen Groundwater Investigation below.

Pre-commercial operations on Unit 20 of the Johnsonville Combustion Turbine Plant, which allows for cogeneration capability, began in September 2017, and was placed in service during the first quarter of 2018.  Unit 20 replaces Johnsonville Fossil Plant’s cogeneration capability of Units 1-4, which were retired in December 2017.

River Management. While drier than normal conditions dominated the first half of 2017, the second half of the year saw a return to normal rainfall and near normal runoff, a trend that continued into the first quarter of 2018.  Increased rainfall and improved runoff during the first quarter of 2018 has helped TVA meet its river system commitments, including managing minimum river flows for navigation; generating low-cost hydroelectric power; maintaining water quality, water supply, and recreation for the Tennessee Valley; having cool water available to meet thermal compliance and enabling normal operation of TVA’s nuclear and fossil-fueled plants; and oxygenating water to help fish species remain healthy.  Rainfall and runoff in the Tennessee Valley during the first quarter of 2018 were 99 percent and 110 percent of normal, respectively, which resulted in conventional hydroelectric generation being 87 percent higher during this period as compared to the same period of 2017.

Small Modular Reactors. TVA submitted an Early Site Permit Application ("ESPA") for review by the NRC in May 2016.  The NRC completed its acceptance review of the application on December 30, 2016, and began its detailed technical review of the application in January 2017. The ESPA is based on the potential future construction and operation of two or more small modular reactors ("SMR") units at TVA’s Clinch River site in Oak Ridge, Tennessee. TVA’s ESPA is based upon information regarding the various SMR potential designs under development in the United States. Because a design has not been selected, the ESPA seeks approval of a Plant Parameter Envelope that encompasses any of the potential designs. TVA and the DOE are working under an interagency agreement to jointly fund licensing activities for the Clinch River site with DOE reimbursement of up to 50 percent of TVA's eligible costs through 2020.

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

On October 10, 2017, the Atomic Safety and Licensing Board issued a decision admitting two contentions proffered jointly by Southern Alliance for Clean Energy ("SACE") and Tennessee Environmental Council ("TEC") to intervene in the ESPA proceeding. See Note 17 — Legal Proceedings — Petitions to Intervene in the Proceeding Involving the Early Site Permit Application for Small Modular Reactors at TVA's Clinch River Site.

Dam Safety and Remediation Initiatives

Assurance Initiatives. TVA has an established dam safety program, which includes procedures based on the Federal Guidelines for Dam Safety, with the objective of reducing the risk of a dam safety event. The program is comprised of various engineering activities for all of TVA’s dams including safety reassessments using modern industry criteria and the new probable maximum flood and site-specific seismic load cases. TVA will continue its preventative and ongoing maintenance as a part of this safety program. TVA has spent $86 million on dam safety assurance initiatives since 2012 and expects to spend an additional $206 million through 2021.

Boone Dam Remediation. In October 2014, a sinkhole was discovered near the base of the earthen embankment at Boone Dam, and a small amount of water and sediment was found seeping from the river bank below the dam. TVA identified underground pathways contributing to the seepage and prepared a plan to repair the dam, which consists of the construction of a composite seepage barrier in the dam’s earthen embankment. TVA is currently evaluating the effectiveness of that grouting phase. The second phase of the grouting program (high mobility grouting) is on hold as TVA continues to perform investigative drilling, testing, and other activities in support of the seepage barrier design. Based on preliminary findings, results are being incorporated into the design, and some planned activities are being re-sequenced.

As determined from the extensive analyses, TVA has decided that the overall remediation plan for Boone Dam remains the installation of a composite seepage barrier wall. As design and construction plans are finalized, the estimated cost and duration continue to be refined. As of December 31, 2017, TVA had spent $108 million related to these projects and expects to spend an additional $342 million through 2022. TVA is continuing to work with the community to help mitigate local impacts of the extended drawdown.

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

TVA is planning to upgrade the south embankment by constructing berms on the upstream and downstream slopes. The design phase of the project began during the first quarter of 2017, and the project is expected to be in full construction during 2018.  The project is currently estimated to be completed in two years. However, the project may take longer than two years depending on successful construction sequencing.  As of December 31, 2017, TVA had spent $6 million related to these projects and expects to spend an additional $94 million.

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

Regulatory Compliance

Transmission Issues. TVA anticipates expenditures related to transmission facilities to increase as a result of both new and evolving regulatory requirements. The North American Electric Reliability Corporation ("NERC") approved to the Transmission Planning ("TPL") Reliability Standards in 2013. TVA has spent $40 million since the approval of the standard through December 31, 2017, on existing transmission facilities and anticipates spending an additional $13 million through 2018 to ensure compliance with the 2013 revision of the TPL standards. Total costs of compliance with the standard, including those beyond 2018, are estimated to be approximately $650 million.

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

The EPA published a rule on September 18, 2017, postponing certain compliance/applicability dates to provide the EPA time to review and revise, as necessary, the new, stringent ELGs previously established for flue gas desulfurization wastewater and bottom ash transport water. The EPA pushed back the compliance dates for these two wastestreams from the 2018-2023 timeframe to 2020-2023. Other requirements and applicability dates of the rule for fly ash transport water, flue gas mercury control wastewater, and gasification wastewater remain in effect. See Item 1, Business — Environmental Matters — Water Quality Control Developments — Steam-Electric Effluent Guidelines in the Annual Report.

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

Allen Groundwater Investigation.  In May 2017, TVA reported elevated levels of arsenic, lead, and fluoride in water samples taken at a few shallow-aquifer groundwater monitoring wells at Allen Fossil Plant. TVA is working with the Tennessee Department of Environment and Conservation ("TDEC") to identify the source of the arsenic, lead, and fluoride. TVA received a Remedial Site Investigation request from TDEC in July 2017, outlining the objectives of the investigation and asking TVA to provide a work plan. The plan includes more extensive groundwater sampling to identify the source and extent of the contamination. The plan also includes groundwater modeling to determine current groundwater flow conditions and likely future conditions that may develop as a result of pumping cooling water from the deeper aquifer to the Allen Combined Cycle Plant, including a pump test involving the cooling water withdrawal wells. TVA has contracted with the U.S. Geological Survey and the University of Memphis to conduct this portion of the work. A Remedial Investigation Report summarizing the results of the investigation will be submitted to TDEC in March 2018. Depending of the results of the monitoring and the determination of the source of the contamination, TVA may be required to take actions including remediation and/or altering its planned source of cooling water for the Allen Combined Cycle Plant.

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

The risk of these cybersecurity events continues to intensify, and while TVA has been, and will likely continue to be, subjected to such attacks, to date the attacks have not impacted TVA's ability to operate as planned or compromised data which could involve TVA in legal proceedings. See Item 1A, Risk Factors — Operational Risks — TVA's facilities and information infrastructure may not operate as planned due to cyber threats to TVA's assets and operations in the Annual Report.

Transmission Assets. In addition to physical and cybersecurity attacks, TVA’s transmission assets are vulnerable to various types of electrically charged energy disruptions such as those from geomagnetic disturbances ("GMD") and electromagnetic pulses ("EMP"). Although the effects of GMD and EMP are dissimilar, they are often considered together. On September 22, 2016, the Federal Energy Regulatory Commission ("FERC") approved the Phase 2 NERC Standard TPL-007 to address GMD events. TVA has already met many of the requirements of the new standard with completion of a model of the 500 kV grid and evaluation of the effects of solar storms ranging from NERC’s reference case to possible extreme levels. Only a few items of equipment would exceed threshold levels even for the extreme cases and no damage would be expected. FERC's approval of NERC Standard TPL-007 included requirements for changes to this standard by May 2018. TVA is an active participant with NERC in developing these changes. The most serious threats from EMP are those caused by high-altitude nuclear explosions. Like others in the industry, TVA is coordinating with federal and state authorities, NERC, Electric Power Research Institute, and other grid owners and operators to address this re-emergent concern.

Environmental Matters

TVA’s activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other issues.

Clean Air Act

Petition to Expand the Ozone Transport Region.  On December 9, 2013, eight of the twelve states that make up the Ozone Transport Region ("OTR") submitted a petition, pursuant to section 176A(a) of the CAA, requesting the EPA to add nine states, including Kentucky and Tennessee, to the OTR. On October 27, 2017, the EPA denied the petition.

Cleanup of Solid and Hazardous Wastes

Coal Combustion Residuals. In May 2017, industry petitioners asked the EPA to reconsider the CCR rule and to incorporate new flexibility provided by the Water Infrastructure Improvements for the Nation Act — specifically authority to make site-specific, risk-based decisions on implementing the federal criteria and to postpone upcoming regulatory deadlines during the new rulemaking.  The EPA had previously agreed through settlement to revisit several elements of the CCR rule, so it will already be re-opening the rule.  On September 14, 2017, the EPA announced that it plans to address the request to revisit key parts of its 2015 CCR rule.  In addition, on September 18, 2017, the EPA filed a motion to hold the CCR litigation in abeyance and to postpone oral argument in the case while it reconsiders the CCR rule.  The United States Court of Appeals for the District of Columbia Circuit essentially denied the EPA's motion and directed the EPA to file a status report specifying which provisions of the CCR rule are, or are likely to be, subject to reconsideration and specifying a rulemaking timeline. The EPA filed the court-ordered status report on November 15, 2017, and identified the provisions it intends to reconsider, including the regulation of inactive service impoundments. The EPA intends to take a phased approach and expects to announce a notice of proposed rulemaking for phase one issues no later than March 2018 and to take final action on phase one issues no later than June 14, 2019. The EPA plans to complete its review and announce any additional proposed revisions for phase two by no later than September 2018 and to take final action on phase two issues no later than December 2019. As a result of these developments, it is not possible to predict changes to the CCR rule or their potential impacts on TVA.

Estimated Required Environmental Expenditures

The following table contains information about TVA’s current estimates of expenditures for projects related to environmental laws and regulations:

Estimated Potential Environmental Expenditures(1)(2) At December 31, 2017 (in millions)
	Remaining 2018	2019	Thereafter(3)	Total
Coal combustion residual conversion program(4)	$215	$360	$425	$1,000
Clean air control projects(5)	70	35	70	175
Clean Water Act requirements(6)	50	45	405	500
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $255 million, $240 million, and $600 million for the remainder of 2018, 2019, and Thereafter, respectively, in capital expenditures.
(3) See Note 17 — Contingencies.
(4)  Includes costs associated with pond closures, conversion of wet to dry handling, and landfill activities. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects. Includes approximately $150 million for Gallatin projects that are part of the original activities scheduled in TVA’s CCR Conversion Program and excludes costs resulting from any new requirements related to the Gallatin lawsuits. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residual Facilities and Note 8.
(5)  Includes air quality projects that TVA is currently performing to comply with existing air quality regulations, but does not include any projects that may be required to comply with potential GHG regulations or transmission upgrades.
(6)  Includes projects that TVA is currently planning to comply with revised rules under the Clean Water Act (i.e., Section 316(b) and effluent limitation guidelines for steam electric power plants).

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $18 million with respect to Legal Proceedings as of December 31, 2017. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 8 and Note 17 — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At December 31, 2017, TVA had no off-balance sheet arrangements.

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

Corporate Governance

On December 21, 2017, the United States Senate confirmed the nominations of Mr. Kenneth E. Allen, Mr. A.D. Frazier, Mr. Jeffrey W. Smith, and Mr. James R. Thompson, III, to serve on the Board. Mr. Frazier was sworn in on January 9, 2018, Mr. Allen and Mr. Smith were sworn in on January 11, 2018, and Mr. Thompson was sworn in on January 12, 2018.

On January 3, 2018, the terms of Marilyn A. Brown and V. Lynn Evans as members of the TVA Board ended with the adjournment of the most recent session of Congress.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2017.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of December 31, 2017, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

For a discussion of certain current material Legal Proceedings, see Note 8 and Note 17 — Legal Proceedings, which discussions are incorporated by reference into this Part II, Item 1, Legal Proceedings.

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

Date:	February 1, 2018		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	_/s/ William D. Johnson_________
William D. Johnson
President and Chief Executive Officer (Principal Executive Officer)
		By:	_/s/ John M. Thomas, III ________
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)