Form 10-Q
period 2018-03-31
Tennessee Valley Authority
filed 2018-05-04
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
(865) 632-2101
(Registrant's telephone number, including area code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	42
Executive Overview...............................................................................................................................................................	42
Results of Operations............................................................................................................................................................	43
Liquidity and Capital Resources............................................................................................................................................	51
Key Initiatives and Challenges..............................................................................................................................................	53
Environmental Matters..........................................................................................................................................................	58
Legal Proceedings................................................................................................................................................................	59
Off-Balance Sheet Arrangements.........................................................................................................................................	59
Critical Accounting Policies and Estimates...........................................................................................................................	60
New Accounting Standards and Interpretations....................................................................................................................	60
Corporate Governance..........................................................................................................................................................	60
Legislative and Regulatory Matters.......................................................................................................................................	61
Other Matters........................................................................................................................................................................	61

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	61

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	62
Disclosure Controls and Procedures.....................................................................................................................................	62
Changes in Internal Control over Financial Reporting..........................................................................................................	62

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	63

ITEM 1A. RISK FACTORS...........................................................................................................................................................	63

ITEM 6. EXHIBITS.......................................................................................................................................................................	64

SIGNATURES...............................................................................................................................................................................	65

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the "Quarterly Report"):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BLEU	Blended low-enriched uranium
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCR	Coal combustion residuals
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COL	Combined construction and operating license
COLA	Cost-of-living adjustment
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
DOE	Department of Energy
EIS	Environmental Impact Statement
EPA	Environmental Protection Agency
ESPA	Early Site Permit Application
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
IRP	Integrated Resource Plan
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
LPC	Local power company customer of TVA
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System

NRC	Nuclear Regulatory Commission
NSR	New Source Review
OCI	Other comprehensive income (loss)
PARRS	Putable Automatic Rate Reset Securities
PM	Particulate matter
QER	Quadrennial Energy Review
QTE	Qualified technological equipment and software
REIT	Real Estate Investment Trust
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVA Act	The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

FORWARD-LOOKING INFORMATION

This Quarterly Report contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.  In certain cases, forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "believe," "intend," "project," "plan," "predict," "assume," "forecast," "estimate," "objective," "possible," "probably," "likely," "potential," "speculate," or other similar expressions.

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

•
Costs and liabilities that are not anticipated in TVA's financial statements for third-party claims, natural resource damages, environmental clean-up activities, or fines or penalties associated with unexpected events such as failures of a facility or infrastructure;

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

•
The failure of TVA's generation, transmission, navigation, flood control, and related assets and infrastructure, including CCR facilities, to operate as anticipated, resulting in lost revenues, damages, and other costs that are not reflected in TVA's financial statements or projections;

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

•
Limitations on TVA's ability to borrow money which may result from, among other things, TVA's approaching or substantially reaching the limit on bonds, notes, and other evidences of indebtedness specified in the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (the "TVA Act");

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

See also Item 1A, Risk Factors, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K for the year ended September 30, 2017 (the "Annual Report"), and
Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for a discussion of factors that could cause actual results to differ materially from those in a forward-looking statement.  New factors emerge from time to time, and it is not possible for TVA to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA's business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

References to years (2018, 2017, etc.) in this Quarterly Report are to TVA's fiscal years ending September 30.  Years that are preceded by "CY" are references to calendar years.

Notes

References to "Notes" are to the Notes to Consolidated Financial Statements contained in Part I, Item 1, Financial Statements in this Quarterly Report.

Available Information

TVA's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available on TVA's website, free of charge, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC").  TVA's website is www.tva.gov.  Information contained on TVA's website shall not be deemed to be incorporated into, or to be a part of, this Quarterly Report.  All TVA SEC reports are available to the public without charge from the website maintained by the SEC at www.sec.gov.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2018	2017	2018	2017
Operating revenues
Revenue from sales of electricity	$2,753	$2,508	$5,262	$5,016
Other revenue	39	39	79	77
Total operating revenues	2,792	2,547	5,341	5,093
Operating expenses
Fuel	495	503	970	1,071
Purchased power	273	244	493	486
Operating and maintenance	697	699	1,406	1,440
Depreciation and amortization	436	438	859	875
Tax equivalents	126	129	250	258
Total operating expenses	2,027	2,013	3,978	4,130
Operating income	765	534	1,363	963
Other income (expense), net	11	15	23	27
Interest expense	314	338	636	677
Net income (loss)	$462	$211	$750	$313
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2018	2017	2018	2017
Net income (loss)	$462	$211	$750	$313
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	44	25	83	17
Reclassification to earnings from cash flow hedges	(28)	(12)	(31)	26
Total other comprehensive income (loss)	16	13	52	43
Total comprehensive income (loss)	$478	$224	$802	$356
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	March 31, 2018	September 30, 2017
Current assets
Cash and cash equivalents	$1,193	$300
Restricted cash	13	—
Accounts receivable, net	1,329	1,569
Inventories, net	1,047	1,065
Regulatory assets	471	447
Other current assets	90	65
Total current assets	4,143	3,446

Property, plant, and equipment
Completed plant	59,510	58,947
Less accumulated depreciation	(28,472)	(28,404)
Net completed plant	31,038	30,543
Construction in progress	2,525	2,842
Nuclear fuel	1,354	1,401
Capital leases	155	161
Total property, plant, and equipment, net	35,072	34,947

Investment funds	2,682	2,603

Regulatory and other long-term assets
Regulatory assets	8,240	8,698
Other long-term assets	370	323
Total regulatory and other long-term assets	8,610	9,021

Total assets	$50,507	$50,017
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	March 31, 2018	September 30, 2017
Current liabilities
Accounts payable and accrued liabilities	$1,763	$1,940
Accrued interest	343	346
Current portion of leaseback obligations	38	37
Current portion of energy prepayment obligations	60	100
Regulatory liabilities	159	163
Short-term debt, net	1,998	1,998
Current maturities of power bonds	2,031	1,728
Current maturities of long-term debt of variable interest entities	37	36
Current maturities of notes payable	46	53
Total current liabilities	6,475	6,401

Other liabilities
Post-retirement and post-employment benefit obligations	5,310	5,477
Asset retirement obligations	4,247	4,176
Other long-term liabilities	2,826	3,055
Leaseback obligations	264	302
Energy prepayment obligations	—	10
Regulatory liabilities	19	25
Total other liabilities	12,666	13,045

Long-term debt, net
Long-term power bonds, net	20,241	20,205
Long-term debt of variable interest entities, net	1,146	1,164
Long-term notes payable	47	69
Total long-term debt, net	21,434	21,438

Total liabilities	40,575	40,884

Commitments and contingencies

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	9,033	8,282
Total power program proprietary capital	9,291	8,540
Nonpower programs appropriation investment, net	568	572
Accumulated other comprehensive income (loss)	73	21
Total proprietary capital	9,932	9,133

Total liabilities and proprietary capital	$50,507	$50,017
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Six Months Ended March 31
 (in millions)

	2018	2017
Cash flows from operating activities
Net income (loss)	$750	$313
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	875	898
Amortization of nuclear fuel cost	189	172
Non-cash retirement benefit expense	162	168
Prepayment credits applied to revenue	(50)	(50)
Fuel cost adjustment deferral	(39)	106
Fuel cost tax equivalents	(6)	2
Changes in current assets and liabilities
Accounts receivable, net	230	440
Inventories and other current assets, net	19	(83)
Accounts payable and accrued liabilities	(123)	(216)
Accrued interest	4	11
Regulatory assets costs	(5)	(14)
Pension contributions	(154)	(155)
Other, net	(10)	(76)
Net cash provided by operating activities	1,842	1,516

Cash flows from investing activities
Construction expenditures	(958)	(1,119)
Nuclear fuel expenditures	(177)	(195)
Loans and other receivables
Advances	(10)	(5)
Repayments	2	2
Other, net	2	15
Net cash used in investing activities	(1,141)	(1,302)

Cash flows from financing activities
Long-term debt
Issues of power bonds	998	999
Redemptions and repurchases of power bonds	(700)	(528)
Redemptions of debt of variable interest entities	(18)	(17)
Redemptions of notes payable	(29)	(26)
Short-term debt issues (redemptions), net	(13)	(595)
Payments on leases and leasebacks	(39)	(38)
Financing costs, net	(3)	(4)
Payments to U.S. Treasury	(3)	(3)
Other, net	(1)	(2)
Net cash provided by (used in) financing activities	192	(214)
Net change in cash and cash equivalents	893	—
Cash and cash equivalents at beginning of period	300	300
Cash and cash equivalents at end of period	$1,193	$300

Supplemental disclosures
Significant non-cash transactions
Accrued capital and nuclear fuel expenditures	$294	$395
Capital lease obligations incurred	—	3
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended March 31, 2018 and 2017
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2016	$258	$7,697	$578	$18	$8,551
Net income (loss)	—	213	(2)	—	211
Total other comprehensive income (loss)	—	—	—	13	13
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at March 31, 2017	$258	$7,908	$576	$31	$8,773

Balance at December 31, 2017	$258	$8,571	$570	$57	$9,456
Net income (loss)	—	464	(2)	—	462
Total other comprehensive income (loss)	—	—	—	16	16
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at March 31, 2018	$258	$9,033	$568	$73	$9,932
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Six Months Ended March 31, 2018 and 2017
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2016	$258	$7,594	$580	$(12)	$8,420
Net income (loss)	—	317	(4)	—	313
Total other comprehensive income (loss)	—	—	—	43	43
Return on power program appropriation investment	—	(3)	—	—	(3)
Balance at March 31, 2017	$258	$7,908	$576	$31	$8,773

Balance at September 30, 2017	$258	$8,282	$572	$21	$9,133
Net income (loss)	—	754	(4)	—	750
Total other comprehensive income (loss)	—	—	—	52	52
Return on power program appropriation investment	—	(3)	—	—	(3)
Balance at March 31, 2018	$258	$9,033	$568	$73	$9,932
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

Power rates are established by the TVA Board of Directors (the "TVA Board") as authorized by the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (the "TVA Act").  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes ("tax equivalents"); debt service on outstanding indebtedness;

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

Fiscal Year

TVA's fiscal year ends September 30.  Years (2018, 2017, etc.) refer to TVA's fiscal years unless they are preceded by "CY," in which case the references are to calendar years.

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

Basis of Presentation

TVA prepares its consolidated interim financial statements in conformity with GAAP for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2017, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2017 (the "Annual Report"). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included in the consolidated interim financial statements.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted cash and Other long-term assets in the Consolidated Balance Sheet. Restricted cash includes collateral posted with TVA to secure the asset position of one of the currency swaps and cash restricted for certain TVA environmental programs in accordance with agreements related to compliance with certain environmental regulations. See Note 17 — Legal Proceedings — Environmental Agreements.

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

The allowance for uncollectible accounts was less than $1 million at March 31, 2018, and $1 million at September 30, 2017. TVA had loans receivable of $145 million and $118 million at March 31, 2018, and September 30, 2017, respectively, and these amounts are reported net of allowances for uncollectible accounts of less than $1 million both at March 31, 2018, and September 30, 2017. The current portions of loans receivable were $3 million at both March 31, 2018, and September 30, 2017, and are included in Accounts receivable, net. The long-term portions of loans receivable are included in Other long-term assets.

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenue from such pre-commercial generation based on the guidance provided by Federal Energy Regulatory Commission ("FERC") regulations. Watts Bar Nuclear Plant ("Watts Bar") Unit 2 commenced pre-commercial plant operations on June 3, 2016, and commercial operations began on October 19, 2016. In addition, the Paradise Combined Cycle Plant commenced pre-commercial plant operations on October 10, 2016, and commercial operations began on April 7, 2017. Furthermore, the Allen Combined Cycle Plant began pre-commercial operations on September 9, 2017, and began commercial operations on April 30, 2018. Johnsonville Combustion Turbine Unit 20 commenced pre-commercial plant operations in September 2017 and was placed in service during the first quarter of 2018. Estimated revenue of $10 million and $6 million primarily related to these projects was capitalized to offset project costs for the three months ended March 31, 2018 and 2017, respectively. Estimated revenue of $11 million and $20 million primarily related to these projects was capitalized to offset project costs for the six months ended March 31, 2018 and 2017, respectively. TVA also capitalized related fuel costs for these construction projects of approximately $11 million and $8 million during the three months ended March 31, 2018 and 2017, respectively. TVA also capitalized related fuel costs for these construction projects of approximately $14 million during both the six months ended March 31, 2018 and 2017.

Depreciation

TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Accordingly, the original cost of property retired is charged to accumulated depreciation. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. Depreciation rates are determined based on an external depreciation study. TVA concluded and implemented a new depreciation study effective October 1, 2016. This study will be updated at least every five years. Depreciation expense was $331 million and $336 million for the three months ended March 31, 2018 and 2017, respectively. Depreciation expense was $649 million and $672 million for the six months ended March 31, 2018 and 2017, respectively.

2.  Impact of New Accounting Standards and Interpretations

The following are accounting standard updates issued by the Financial Accounting Standards Board ("FASB") that TVA adopted during 2018.

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
Effect on the Financial Statements or Other Significant Matters
TVA has two issues of Putable Automatic Rate Reset Securities ("PARRS") outstanding. After a fixed-rate period of five years, the coupon rate on the PARRS may automatically be reset downward under certain market conditions on an annual basis. The coupon rate reset on the PARRS is based on a calculation. If the coupon rate is going to be reset, holders may request, for a limited period of time, redemption of the PARRS at par value, with repayment of principal on the reset date. This put option is otherwise not available. For both series of PARRS, the coupon rate will reset downward on the reset date if the rate calculated is below the then-current coupon rate on the PARRS. TVA has determined under the new guidance that contingent put options that can accelerate the payment of principal on the PARRS are clearly and closely related to their debt hosts. The adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows.

Inventory Valuation
Description
This guidance changes the model used for the subsequent measurement of inventory from the previous lower of cost or market model to the lower of cost or net realizable value. The guidance applies only to inventory valued using methods other than last-in, first-out or the retail inventory method (for example, first-in, first-out or average cost). This amendment is intended to simplify the subsequent measurement of inventory. The standard includes interim periods within the fiscal year of adoption and requires a prospective transition.

Effective Date for TVA	October 1, 2017
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows.

The following accounting standards have been issued but as of March 31, 2018, were not effective and had not been adopted by TVA.

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

Effective Date for TVA	The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2018. While early adoption is permitted, TVA does not currently plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters
TVA has evaluated the impact of adopting this guidance, and if the guidance had been effective for TVA for the six months ended March 31, 2018 and 2017, TVA would have reclassified $128 million and $130 million, respectively, of net periodic benefit costs from Operating and maintenance expense to Other income (expense), net on the consolidated statements of operations. There will be no impact on the consolidated balance sheets because TVA has historically capitalized the service cost component, which is consistent with the new guidance.

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

Effective Date for TVA
The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2018. Early adoption is not permitted unless specific early adoption guidance is applied. TVA does not currently plan to adopt the standard early.

Effect on the Financial Statements or Other Significant Matters
TVA currently measures all of its equity investments (other than those that result in the consolidation of the investee) at fair value, with changes in the fair value recognized through net income. The TVA Board has authorized the use of regulatory accounting for changes in fair value of certain equity investments, and as a result, those changes in fair value are deferred as regulatory assets or liabilities. TVA currently discloses significant assumptions around its estimates of fair value for financial instruments carried at amortized cost on its consolidated balance sheet. The adoption of this standard is not expected to have a material impact on TVA's financial condition, results of operations, or cash flows because TVA holds no available-for-sale securities.

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

Effective Date for TVA	The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2018. While early adoption is permitted, TVA will not adopt the standard early.
Effect on the Financial Statements or Other Significant Matters
While TVA expects most of its revenue to be included in the scope of new guidance, it has not completed its evaluations of all contracts with customers. TVA’s efforts to date have consisted of evaluating the completeness of customer contracts for revenue and evaluation of contracts with local power company customers of TVA (“LPC”), which represent the majority of TVA’s revenues. TVA is also conducting ongoing evaluations of sales to directly served industrial customers, sales to federal agencies, purchase power agreements, fuel cost adjustments, other revenue streams, the effectiveness of internal control related to revenue recognition and appropriate financial statement disclosure. In addition, the power and utilities industry is currently addressing certain industry-specific considerations which have not been issued in final form. As the ultimate impact of the new standard has not yet been determined, TVA has not yet elected a transition method.

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

Effective Date for TVA	This standard is effective for TVA's interim and annual reporting periods beginning October 1, 2018. While early adoption is permitted, TVA does not currently plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters
TVA's previous treatment of the classification of certain cash receipts and cash payments is consistent with the new standard and will have no impact on TVA's financial condition, results of operations, or presentation or disclosure of cash flows.

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

Effective Date for TVA
The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2018. While early adoption is permitted, TVA does not currently plan to adopt the standard early. TVA will apply the standard using a retrospective transition method to each period presented.

Effect on the Financial Statements or Other Significant Matters
Adoption of this standard will result in a change to the amount of cash and cash equivalents and restricted cash presented when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. For the six months ended March 31, 2018, TVA is reflecting $16 million in transfers of cash and cash equivalents to restricted cash within cash flows from operating activities in the consolidated statement of cash flows.

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

Effective Date for TVA	The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2019. While early adoption is permitted, TVA does not currently plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters	TVA does not expect the adoption of this standard to have a material impact on TVA's financial condition, results of operations, or cash flows.

Lease Accounting
Description
This guidance changes the provisions of recognition in both the lessee and lessor accounting models. The standard requires entities that lease assets ("lessees") to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance (similar to current capital leases) or operating lease. However, unlike current lease accounting rules, which require only capital leases to be recognized on the balance sheet, the new standard will require both types of leases to be recognized on the balance sheet. Operating leases will result in straight-line expense, while finance leases will result in recognition of interest on the lease liability separate from amortization expense. The accounting for the owner of the assets leased by the lessee ("lessor accounting") will remain largely unchanged from current lease accounting rules. The standard allows for certain practical expedients to be elected related to lease term determination, separation of lease and non-lease elements, reassessment of existing leases, and short-term leases. When the standard becomes effective, it will include interim periods within the fiscal year of adoption and will be required to be applied using a modified retrospective transition.

Effective Date for TVA	The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2019. While early adoption is permitted, TVA does not currently plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters
TVA is currently evaluating the potential impact of these changes on its consolidated financial statements and related disclosures. The standard is expected to impact financial position as adoption will increase the amount of assets and liabilities recognized on TVA’s consolidated balance sheets. The standard is not expected to have a material impact on results of operations or cash flows as expense recognition is intended to be substantially the same as the existing standard. TVA plans to elect certain of the practical expedients included in the new standard. Efforts to date have consisted of evaluating the completeness of lease population, the effectiveness of internal control related to leases, appropriate financial statement disclosure, and selection of a lease system solution. TVA is also continuing to monitor unresolved industry implementation issues and will analyze the related impacts to lease accounting.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net
	At March 31, 2018	At September 30, 2017
Power receivables	$1,269	$1,441
Other receivables	60	129
Allowance for uncollectible accounts(1)	—	(1)
Accounts receivable, net	$1,329	$1,569
Note
(1) Allowance for uncollectible accounts was less than $1 million at March 31, 2018, and therefore is not represented in the table above.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net
	At March 31, 2018	At September 30, 2017
Materials and supplies inventory	$763	$734
Fuel inventory	322	355
Renewable energy certificates/emission allowance inventory, net	12	15
Allowance for inventory obsolescence	(50)	(39)
Inventories, net	$1,047	$1,065

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets
	At March 31, 2018	At September 30, 2017
Loans and other long-term receivables, net	$142	$115
EnergyRight® receivables	95	100
Prepaid capacity payments	31	34
Commodity contract derivative assets	3	2
Currency swap asset, net	29	—
Other	70	72
Other long-term assets	$370	$323

In association with the EnergyRight® Solutions program, LPCs offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or ten years. TVA purchases the resulting receivables from its LPCs. The receivables are then transferred to a third-party bank with which TVA has agreed to repay in full any receivables that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the receivables as secured borrowings. The current and long-term portions of the receivables are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's consolidated balance sheets. As of March 31, 2018, and September 30, 2017, the carrying amount of the receivables, net of discount, reported in Accounts receivable, net was approximately $23 million and $25 million, respectively. See Note 9 for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities
	At March 31, 2018	At September 30, 2017
Current regulatory assets
Deferred nuclear generating units	$237	$237
Unrealized losses on interest rate derivatives	80	93
Unrealized losses on commodity derivatives	44	68
Fuel cost adjustment receivable	39	1
Environmental agreements	3	2
Environmental cleanup costs - Kingston ash spill	44	44
Gallatin coal combustion residual facilities	21	—
Other current regulatory assets	3	2
Total current regulatory assets	471	447

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	3,881	4,009
Unrealized losses on interest rate derivatives	824	982
Gallatin coal combustion residual facilities	878	899
Nuclear decommissioning costs	821	823
Deferred nuclear generating units	645	759
Non-nuclear decommissioning costs	701	703
Environmental cleanup costs - Kingston ash spill	242	263
Unrealized losses on commodity derivatives	36	9
Environmental agreements	11	13
Other non-current regulatory assets	201	238
Total non-current regulatory assets	8,240	8,698
Total regulatory assets	$8,711	$9,145

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$147	$153
Fuel cost adjustment	—	2
Unrealized gains on commodity derivatives	12	8
Total current regulatory liabilities	159	163

Non-current regulatory liabilities
Deferred other post-retirement benefits cost	16	23
Unrealized gains on commodity derivatives	3	2
Total non-current regulatory liabilities	19	25
Total regulatory liabilities	$178	$188

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

John Sevier VIEs

In 2012, TVA entered into a $1.0 billion construction management agreement and lease financing arrangement with John Sevier Combined Cycle Generation LLC ("JSCCG") for the completion and lease by TVA of the John Sevier Combined Cycle Facility ("John Sevier CCF"). JSCCG is a special single-purpose limited liability company formed in January 2012 to finance the John Sevier CCF through a $900 million secured note issuance (the "JSCCG notes") and the issuance of $100 million of membership interests subject to mandatory redemption.  The membership interests were purchased by John Sevier Holdco LLC ("Holdco").  Holdco is a special single-purpose entity, also formed in January 2012, established to acquire and hold the membership interests in JSCCG.  A non-controlling interest in Holdco is held by a third party through nominal membership interests, to which none of the income, expenses, and cash flows are allocated.

The membership interests held by Holdco in JSCCG were purchased with proceeds from the issuance of $100 million of secured notes (the "Holdco notes") and are subject to mandatory redemption pursuant to a schedule of amortizing, semi-annual payments due each January 15 and July 15, with a final payment due in January 2042. The payment dates for the mandatorily redeemable membership interests are the same as those of the Holdco notes. The sale of the JSCCG notes, the membership interests in JSCCG, and the Holdco notes closed in January 2012. The JSCCG notes are secured by TVA's lease payments, and the Holdco notes are secured by Holdco's investment in, and amounts receivable from, JSCCG. TVA's lease payments to JSCCG are equal to and payable on the same dates as JSCCG's and Holdco's semi-annual debt service payments. In addition to the lease payments, TVA pays administrative and miscellaneous expenses incurred by JSCCG and Holdco. Certain agreements related to this transaction contain default and acceleration provisions.

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

Southaven VIE

In 2013, TVA entered into a $400 million lease financing arrangement with Southaven Combined Cycle Generation LLC ("SCCG") for the lease by TVA of the Southaven Combined Cycle Facility ("Southaven CCF"). SCCG is a special single-purpose limited liability company formed in June 2013 to finance the Southaven CCF through a $360 million secured notes issuance (the "SCCG notes") and the issuance of $40 million of membership interests subject to mandatory redemption. The membership interests were purchased by Southaven Holdco LLC ("SHLLC"). SHLLC is a special single-purpose entity, also formed in June 2013, established to acquire and hold the membership interests in SCCG. A non-controlling interest in SHLLC is held by a third party through nominal membership interests, to which none of the income, expenses, and cash flows of SHLLC are allocated.

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

The payment dates for the mandatorily redeemable membership interests are the same as those of the SHLLC notes. The SCCG notes are secured by TVA's lease payments, and the SHLLC notes are secured by SHLLC's investment in, and amounts receivable from, SCCG. TVA's lease payments to SCCG are payable on the same dates as SCCG's and SHLLC's semi-annual debt service payments and are equal to the sum of (i) the amount of SCCG's semi-annual debt service payments,

(ii) the amount of SHLLC's semi-annual debt service payments, and (iii) the amount of the Seven States Return. In addition to the lease payments, TVA pays administrative and miscellaneous expenses incurred by SCCG and SHLLC. Certain agreements related to this transaction contain default and acceleration provisions.

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of March 31, 2018, and September 30, 2017, as reflected in the Consolidated Balance Sheets are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At March 31, 2018	At September 30, 2017
Current liabilities
Accrued interest	$11	$11
Accounts payable and accrued liabilities	2	2
Current maturities of long-term debt of variable interest entities	37	36
Total current liabilities	50	49
Other liabilities
Other long-term liabilities	29	30
Long-term debt, net
Long-term debt of variable interest entities, net	1,146	1,164
Total liabilities	$1,225	$1,243

Interest expense of $14 million and $15 million for the three months ended March 31, 2018 and 2017, respectively, and $29 million and $30 million for the six months ended March 31, 2018 and 2017, respectively, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

Creditors of the VIEs have no recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to the VIEs other than as prescribed in the terms of the agreements related to these transactions.

8.  Gallatin Coal Combustion Residual Facilities

Background

TVA is planning to close wet coal combustion residuals ("CCR") impoundments in accordance with federal and applicable state requirements when (1) coal-fired plants are converted to dry CCR processes and dry storage landfills become operational or (2) the related plant operations cease. Closure project schedules and costs are driven by the selected closure technology. The impoundments at Gallatin are pending additional studies to determine the final closure methodology and schedule. While plans are currently being formulated for the CCR closure methodology for Gallatin, TVA is involved in two lawsuits relating to alleged discharges of pollutants from the CCR facilities at Gallatin.

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

Lawsuit Brought by TSRA and TCWN. In April 2015, TSRA and TCWN filed a lawsuit against TVA in the United States District Court for the Middle District of Tennessee alleging that pollutants have been discharged into the Cumberland River from CCR facilities at Gallatin in violation of the Clean Water Act ("CWA"). The plaintiffs are seeking injunctive relief, including an order requiring TVA to relocate the CCR facilities, civil penalties of up to $37,500 per violation per day, and attorneys' fees.

Trial in this action began on January 30, 2017, and concluded February 2, 2017. On August 4, 2017, the court issued a decision largely in favor of the plaintiffs (the "August 2017 Order"), finding that TVA had discharged pollutants into the Cumberland River in the past and that the discharge was likely ongoing.  The court ordered TVA to excavate the CCR materials and move them to a lined facility.  The court further required TVA to file within 30 days a timetable for excavating and removing the material. The court did not assess any monetary penalties against TVA for the CWA violations, citing the fact that its order to relocate the CCR material would cause TVA to incur significant costs.

On September 5, 2017, TVA submitted the required timetable, which assumes that a new lined facility can be permitted and built on the Gallatin site. The process of obtaining the necessary permits, constructing the facility, and moving all of the CCR materials is estimated to take approximately 24 years. Under current regulations, TVA would be required to monitor the existing facilities and the new facility for 30 years after closure. The estimated cost of the potential Gallatin CCR project is approximately $900 million. At March 31, 2018, related liabilities of $871 million and $26 million were recorded in Other long-term liabilities and Accounts payable and accrued liabilities, respectively. Prior to the court's decision, TVA had anticipated spending approximately $200 million to cap and close the existing CCR facilities.

On October 2, 2017, TVA appealed the court's decision to the United States Court of Appeals for the Sixth Circuit ("Sixth Circuit"). On January 30, 2018, TVA filed its appellate brief, and on February 7, 2018, 18 states and numerous other entities who were not parties to the case, including the Tennessee Valley Public Power Association and the U.S. Chamber of Commerce, filed “friends of the court” briefs in support of TVA's appeal. On March 15, 2018, the plaintiffs filed their brief urging that the district court's decision be affirmed, and on March 22, 2018, several other entities (including the State of Tennessee and four other states) filed “friends of the court” briefs in support of the plaintiffs. Briefing was completed on April 12, 2018, with the filing of TVA's reply brief. The parties have requested oral argument, which is likely to be scheduled in late CY 2018.

Financial Impact

In August 2017, TVA began using regulatory accounting treatment to defer expected future costs of compliance with orders or settlements related to lawsuits involving the Gallatin CCR facilities. The TVA Board approved a plan to amortize these costs over the anticipated duration of the Gallatin CCR facilities project (excluding post-closure care), beginning October 1, 2018, as amounts are included in rates or paid out. TVA has estimated these costs to be approximately $900 million. These costs include, among other things, environmental studies concerning the existing and new facilities, the licensing activities for the new facility, design and construction of the new facility, relocating the material from the existing facilities to the new facility, closing the existing facilities, monitoring activities, and an amount of additional costs reflecting the expected impacts of inflation given the anticipated duration of the project. The costs do not include such items as any additional order or penalty arising from the TDEC lawsuit, which cannot be reasonably estimated at this time. TVA has not discounted this environmental obligation to a present value amount. TVA also committed in its timetable to complete capital projects related to construction of a permanent bottom ash dewatering facility and wastewater process ponds. These capital projects, which are not included in the estimate for cleanup costs above, are estimated to cost approximately $91 million and be completed by 2020.

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

9.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements, liabilities for environmental remediation, and liabilities under agreements related to compliance with certain environmental regulations. See Note 17 — Legal Proceedings — Environmental Agreements. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At March 31, 2018	At September 30, 2017
Interest rate swap liabilities	$1,259	$1,418
Gallatin coal combustion residual facilities liability	871	880
Capital lease obligations	180	182
EnergyRight® financing obligation	108	115
Currency swap liabilities	43	92
Commodity contract derivative liabilities	36	9
Membership interests of VIE subject to mandatory redemption	29	30
Environmental agreements liability	11	13
Other	289	316
Total other long-term liabilities	$2,826	$3,055

Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the consolidated balance sheets. As of March 31, 2018, and September 30, 2017, the carrying amount of the interest rate swap liabilities reported in Accounts payable and accrued liabilities was approximately $80 million and $93 million, respectively. See Note 13 — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the associated interest rate swap liabilities.

Gallatin Coal Combustion Residual Facilities Liability. The estimated cost of the potential Gallatin CCR project is approximately $900 million. The current and long-term portions of the resulting obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's consolidated balance sheets. As of March 31, 2018, and September 30, 2017, related liabilities of $26 million and $19 million, respectively, were recorded in Accounts payable and accrued liabilities. See Note 8 for information regarding the Gallatin CCR facilities.

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's consolidated balance sheets. As of March 31, 2018, and September 30, 2017, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $27 million and $29 million, respectively. See Note 5 for information regarding the associated loans receivable and for details regarding the EnergyRight® Solutions program.

10.  Asset Retirement Obligations

During the six months ended March 31, 2018, TVA's total asset retirement obligation ("ARO") liability increased $85 million as a result of revisions in estimates and periodic accretion, partially offset by settlement projects that were conducted during this period.  The revisions in estimate are primarily related to changes in strategy of asset retirements at certain TVA facilities. The nuclear and non-nuclear accretion expenses were deferred as regulatory assets.  During the six months ended March 31, 2018, $72 million of the related non-nuclear regulatory assets were amortized into expense as these amounts were collected in rates. See Note 6. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 14 — Investment Funds and Note 17 — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity(1)
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2017	$2,859	$1,445	$4,304
Settlements	—	(42)	(42)
Revisions in estimate	—	45	45
Additional obligations	—	1	1
Accretion (recorded as regulatory asset)	65	16	81
Balance at March 31, 2018	$2,924	$1,465	$4,389
Note
(1) The current portion of ARO in the amount of $142 million and $128 million is included in Accounts payable and accrued liabilities at March 31, 2018, and September 30, 2017, respectively.

11.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at March 31, 2018, and September 30, 2017, consisted of the following:

Debt Outstanding
	At March 31, 2018	At September 30, 2017
Short-term debt
Short-term debt, net	$1,998	$1,998
Current maturities of power bonds	2,031	1,728
Current maturities of long-term debt of variable interest entities	37	36
Current maturities of notes payable	46	53
Total current debt outstanding, net	4,112	3,815
Long-term debt
Long-term power bonds(1)	20,391	20,357
Long-term debt of variable interest entities	1,156	1,175
Long-term notes payable	47	69
Unamortized discounts, premiums, issue costs, and other	(160)	(163)
Total long-term debt, net	21,434	21,438
Total outstanding debt	$25,546	$25,253
Note
(1) Includes net exchange gain from currency transactions of $87 million and $125 million at March 31, 2018, and September 30, 2017, respectively.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2017, to March 31, 2018:

Debt Securities Activity
	Date	Amount(1)	Interest Rate
Issues
2018 Series A(2)	March 2018	$1,000	2.25%
Discount on debt issues		(2)
Total long-term debt issuances		$998

Redemptions/Maturities
electronotes®	First Quarter 2018	$47	4.10%
electronotes®	Second Quarter 2018	2	3.50%
1997 Series E	First Quarter 2018	650	6.25%
2009 Series B	First Quarter 2018	1	3.77%
Total redemptions/maturities of power bonds		700
Notes payable		29	0.86%
Debt of variable interest entities		18	4.31%
Total redemptions/maturities of debt		$747
Notes
(1) All redemptions were at 100 percent of par.
(2) The 2018 Series A bonds were issued at 99.8 percent of par.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2018 with a maturity date of September 30, 2018. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at March 31, 2018. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

TVA also has funding available under four long-term revolving credit facilities totaling $2.7 billion: a $150 million credit facility that matures on December 12, 2019, a $500 million credit facility that matures on February 1, 2022, a $1.0 billion credit facility that matures on June 2, 2020, and a $1.0 billion credit facility that matures on September 30, 2020. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At March 31, 2018, and September 30, 2017, there were approximately $0.9 billion and $1.2 billion, respectively, of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 13 — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term credit facilities:

Summary of Long-Term Credit Facilities At March 31, 2018
	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
Maturity Date
December 2019	$150	$38	$—	$112
February 2022	500	500	—	—
June 2020	1,000	171	—	829
September 2020	1,000	212	—	788
Total	$2,650	$921	$—	$1,729

Lease/Leasebacks

TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software (collectively, "QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. On September 20, 2017, TVA acquired 100 percent of the equity interests in two special purpose entities ("SPEs") created for the purpose of facilitating a portion of the leaseback arrangements. As a result of the acquisition, TVA effectively settled $70 million of its leaseback obligations related to eight CTs. On July 20, 2016, TVA acquired 100 percent of the equity interests in two SPEs created for the purpose of facilitating lease/leaseback arrangements. As a result of the acquisition, TVA effectively settled $70 million of its leaseback obligations related to eight CTs. At March 31, 2018, and September 30, 2017, the outstanding leaseback obligations related to the remaining CTs and QTE were $302 million and $338 million, respectively.

12.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA's currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA's portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended March 31, 2018 and 2017, TVA reclassified $28 million and $12 million of gains, respectively, related to its cash flow hedges from AOCI to Interest expense. During the six months ended March 31, 2018 and 2017, TVA reclassified $31 million of gains and $26 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense.

TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. As such, certain items that would generally be reported in AOCI or that would impact the statements of operations are recorded as regulatory assets or regulatory liabilities. See Note 6 for a schedule of regulatory assets and liabilities.  See Note 13 for a discussion of the recognition in AOCI of gains and losses associated with certain derivative contracts. See Note 14 for a discussion of the recognition of certain investment fund gains and losses as regulatory assets and liabilities.  See Note 16 for a discussion of the regulatory accounting related to components of TVA's benefit plans.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1) Amount of Mark-to-Market Gain (Loss) Recognized in OCI
			Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2018	2017	2018	2017
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction.	$44	$25	$83	$17

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1) Amount of Gain (Loss) Reclassified from OCI to Interest Expense
	Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	2018	2017	2018	2017
Currency swaps	$28	$12	$31	$(26)

Note
(1) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $17 million of gains from AOCI to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to net exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment(1) Amount of Gain (Loss) Recognized in Income on Derivatives
			Three Months Ended March 31		Six Months Ended March 31
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2018	2017	2018		2017
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in interest expense when incurred during the settlement period.	$(23)	$(26)	$(47)	—	$(52)

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	3	2	—		—

Commodity derivatives under FTP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	—	(6)	(8)		(21)
Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three and six months ended March 31, 2018 and 2017.

Fair Values of TVA Derivatives
	At March 31, 2018		At September 30, 2017
Derivatives That Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(47)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(43)	$(67)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(62)
£250 million Sterling	20	Accounts payable and accrued liabilities $(3); Other long-term assets $23	(15)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(11)
£150 million Sterling	7	Accounts payable and accrued liabilities $(2); Other long-term assets $9	(21)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(19)

	At March 31, 2018		At September 30, 2017
Derivatives That Do Not Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(974)	Accounts payable and accrued liabilities $(57); Other long-term liabilities $(917)	(1,093)	Accounts payable and accrued liabilities $(66); Other long-term liabilities $(1,027)
$476 million notional	(359)	Accounts payable and accrued liabilities $(21); Other long-term liabilities $(338)	(410)	Accounts payable and accrued liabilities $(25); Other long-term liabilities $(385)
$42 million notional	(6)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(4)	(8)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(6)
Commodity contract derivatives	(65)	Other current assets $12; Other long-term assets $3; Other long-term liabilities $(36); Accounts payable and accrued liabilities $(44)	(60)	Other current assets $8; Other long-term assets $2; Other long-term liabilities $(9); Accounts payable and accrued liabilities $(61)
FTP
Derivatives under FTP(1)	—		(5)	Other current assets $(4); Accounts payable and accrued liabilities $(1)
Note
(1)  Fair values of certain derivatives under the FTP that were in net liability positions totaling $4 million at September 30, 2017, were recorded in TVA's margin cash accounts in Other current assets. These derivatives were transacted with futures commission merchants, and cash deposits were posted to the margin cash accounts held with each futures commission merchant to offset the net liability positions in full. At March 31, 2018, TVA had no derivatives under the FTP in net liability positions.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had three currency swaps outstanding as of March 31, 2018, with total currency exposure of £600 million and expiration dates ranging from 2021 to 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's consolidated balance sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the consolidated balance sheets, and realized gains and losses, if any, are included in TVA's consolidated statements of operations. For the three months ended March 31, 2018 and 2017, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized gains of $143 million and $18 million, respectively. For the six months ended March 31, 2018 and 2017, the changes in fair market value of the interest rate swaps resulted in deferred unrealized gains of $171 million and $459 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At March 31, 2018, TVA's coal and natural gas contract derivatives both had terms of up to three years.

Commodity Contract Derivatives
	At March 31, 2018			At September 30, 2017
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	12	20 million tons	$(52)	20	17 million tons	$(67)
Natural gas contract derivatives	35	299 million mmBtu	$(13)	53	271 million mmBtu	$7

Derivatives Under FTP. TVA has suspended its FTP and no longer uses financial instruments to hedge risks related to commodity prices. At March 31, 2018, TVA had no open commodity derivatives under the FTP.

Derivatives Under Financial Trading Program(1)
	At March 31, 2018		At September 30, 2017
	Notional Amount (in mmBtu)	Fair Value (MtM) (in millions)	Notional Amount (in mmBtu)	Fair Value (MtM) (in millions)
Natural gas
Swap contracts	—	$—	2,800,000	$(5)
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

Prior to the suspension of the FTP, TVA deferred all FTP unrealized gains (losses) as regulatory liabilities (assets) and recorded only realized gains or losses to match the delivery period of the underlying commodity. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

Financial Trading Program Unrealized Gains (Losses)
	At March 31, 2018	At September 30, 2017
FTP unrealized gains (losses) deferred as regulatory liabilities (assets)
Natural gas	$—	$(5)

Financial Trading Program Realized Gains (Losses)
	Three Months Ended March 31		Six Months Ended March 31
	2018	2017	2018	2017
Decrease (increase) in fuel expense
Natural gas	$—	$(5)	$(6)	$(17)
Decrease (increase) in purchased power expense
Natural gas	—	(1)	(2)	(4)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the consolidated balance sheets at March 31, 2018, and September 30, 2017, are shown in the table below:

Derivative Assets and Liabilities
	At March 31, 2018
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet(2)
Assets
Currency swaps(3)	$32	$(3)	$29
Commodity derivatives not subject to master netting or similar arrangement	15	—	15
Total assets	$47	$(3)	$44

Liabilities
Currency swaps(3)	$52	$—	$52
Interest rate swaps(3)	1,339	—	1,339
Total derivatives subject to master netting or similar arrangement	1,391	—	1,391
Commodity derivatives not subject to master netting or similar arrangement	80	—	80
Total liabilities	$1,471	$—	$1,471

	At September 30, 2017
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet(2)
Assets
Commodity derivatives not subject to master netting or similar arrangement	$10	$—	$10

Liabilities
Currency swaps(3)	$103	$—	$103
Interest rate swaps(3)	1,511	—	1,511
Commodity derivatives under FTP	5	(4)	1
Total derivatives subject to master netting or similar arrangement	1,619	(4)	1,615
Commodity derivatives not subject to master netting or similar arrangement	70	—	70
Total liabilities	$1,689	$(4)	$1,685

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
(3) Letters of credit of approximately $0.9 billion and $1.2 billion were posted as collateral at March 31, 2018, and September 30, 2017, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the TVA Deferred Compensation Plan ("DCP"). All securities in these trusts and plans are classified as trading.  See Note 14 — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At March 31, 2018, and September 30, 2017, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $34 million and $19 million at March 31, 2018, and September 30, 2017, respectively.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At March 31, 2018, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.4 billion.  TVA's collateral obligations at March 31, 2018, under these arrangements were approximately $1.0 billion, for which TVA had posted approximately $0.9 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at March 31, 2018. The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (i.e., barge, rail, and truck). Emerging technologies, environmental regulations, and low natural gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies. Continued difficulties by coal suppliers could result in consolidations, additional bankruptcies, restructurings, contract renegotiations, or other scenarios. Under these scenarios and TVA’s potential available responses, TVA does not anticipate a significant financial impact in obtaining continued fuel supply for its coal-fired generation.

On March 29, 2017, one of TVA’s suppliers, Westinghouse Electric Company ("Westinghouse"), filed for protection under Chapter 11 of the United States Bankruptcy Code. On January 4, 2018, Brookfield Business Partners L.P. ("Brookfield Business Partners"), together with institutional partners, announced that they have entered into an agreement to acquire 100 percent of Westinghouse, which is currently owned by Toshiba Corp. On March 27, 2018, the Bankruptcy Court approved Westinghouse's plan of reorganization. The acquisition is subject to all requirements being met as specified in the reorganization plan.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant. TVA has determined that the supplier has the equivalent of a non-investment grade credit rating; therefore, the supplier has provided credit assurance to TVA under the terms of the agreement.

Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT fund has entered into derivative contracts for investment purposes. If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction. If a counterparty to the derivative contracts into which the NDT fund has entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At March 31, 2018, all of TVA's currency swaps and interest rate swaps as well as all of the derivatives in the NDT were with banking counterparties whose Moody's credit ratings were A3 or higher.

TVA classifies qualified forward coal and natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At March 31, 2018, the coal derivative contracts were with counterparties whose Moody's credit rating, or TVA’s internal analysis when such information was unavailable, ranged from Caa3 to Ba3. At March 31, 2018, the natural gas derivative contracts were with counterparties whose Moody's ratings ranged from B1 to A2. See Suppliers above for discussion of challenges facing the coal industry. The total value for TVA's derivative contracts with coal and natural gas counterparties in an asset position as of March 31, 2018, was approximately $15 million.

TVA previously utilized two futures commission merchants ("FCMs") to clear commodity contracts, including futures, options, and similar financial derivatives. These transactions were executed under the FTP on exchanges by the FCMs on behalf of TVA. TVA maintained margin cash accounts with the FCMs. TVA made deposits to the margin cash accounts to adequately cover any net liability positions on its derivatives transacted with the FCMs. At March 31, 2018, TVA had no positions under the FTP. See the note to the Fair Values of TVA Derivatives table above.

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

Investment Funds

At March 31, 2018, Investment funds were composed of $2.7 billion of securities classified as trading and measured at fair value. Trading securities are held in the NDT, ART, SERP, and DCP.  The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $1.9 billion and $648 million, respectively, at March 31, 2018.

TVA established a SERP to provide benefits to selected employees of TVA which are comparable to those provided by competing organizations. The DCP is designed to provide participants with the ability to defer compensation until employment with TVA ends. The NDT and SERP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity market performance, and the ART and DCP funds are invested in portfolios of securities generally designed to achieve a return in line with overall debt and equity market performance.

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

Private equity limited partnerships and private real estate investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $73 million and unfunded commitments related to private real estate of $5 million at March 31, 2018. The ART had unfunded commitments related to private equity limited partnerships of $14 million at March 31, 2018. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of the investments is based on TVA's ownership percentage of the fair value of the underlying investments as provided by the investment managers. These investments are typically valued on a quarterly basis. TVA's private equity limited partnerships and private real estate investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at net asset value in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)
		Three Months Ended March 31		Six Months Ended March 31
Fund	Financial Statement Presentation	2018	2017	2018	2017
SERP	Other income (expense)	$(2)	$2	$—	$1
DCP	Other income (expense)	(1)	1	—	—
NDT	Regulatory asset	(75)	42	(29)	35
ART	Regulatory asset	(14)	19	6	22

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2017) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $1 million decrease in the fair value of both assets and liabilities at March 31, 2018.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2018, and September 30, 2017. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$203	$—	$—	$203
Government debt securities	121	33	—	154
Corporate debt securities	—	388	—	388
Mortgage and asset-backed securities	—	50	—	50
Institutional mutual funds	87	—	—	87
Forward debt securities contracts	—	34	—	34
Private equity funds measured at net asset value(1)	—	—	—	131
Private real estate funds measured at net asset value(1)	—	—	—	115
Commingled funds measured at net asset value(1)	—	—	—	1,520
Total investments	411	505	—	2,682
Currency swaps(2)	—	29	—	29
Commodity contract derivatives	—	1	14	15
Total	$411	$535	$14	$2,726

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(2)	$—	$52	$—	$52
Interest rate swaps	—	1,339	—	1,339
Commodity contract derivatives	—	13	67	80
Total	$—	$1,404	$67	$1,471

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

The following table presents a reconciliation of all commodity contract derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	Commodity Contract Derivatives
	Three Months Ended March 31	Six Months Ended March 31
Balance at beginning of period	$(104)	$(127)
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	(8)	15
Balance at March 31, 2017	$(112)	$(112)

Balance at beginning of period	$(73)	$(67)
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	21	15
Balance at March 31, 2018	$(52)	$(52)

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2018	Valuation Technique(s)	Unobservable Inputs	Range
Assets
Commodity contract derivatives	$14	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$12.40 - $111.61/ton
Liabilities
Commodity contract derivatives	$67	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$12.40 - $111.61/ton

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2017	Valuation Technique(s)	Unobservable Inputs	Range
Assets
Commodity contract derivatives	$2	Pricing model	Coal supply and demand	0.6 - 0.7 billion tons/year
			Long-term market prices	$11.40 - $112.23/ton
Liabilities
Commodity contract derivatives	$69	Pricing model	Coal supply and demand	0.6 - 0.7 billion tons/year
			Long-term market prices	$11.40 - $112.23/ton

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair value of the financial instruments held at March 31, 2018, and September 30, 2017, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at March 31, 2018, and September 30, 2017, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At March 31, 2018		At September 30, 2017
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$118	$119	$125	$127

Loans and other long-term receivables, net (including current portion)	Level 2	$145	$129	$118	$107

EnergyRight® financing obligation (including current portion)	Level 2	$135	$151	$144	$161

Unfunded loan commitments	Level 2	$—	$14	$—	$18

Membership interest of variable interest entities subject to mandatory redemption (including current portion)	Level 2	$31	$38	$32	$41

Long-term outstanding power bonds (including current maturities), net	Level 2	$22,272	$26,410	$21,933	$26,857

Long-term debt of variable interest entities (including current maturities), net	Level 2	$1,183	$1,293	$1,200	$1,356

Long-term notes payable (including current maturities)	Level 2	$93	$92	$122	$121

Due to the short-term maturity of Cash and cash equivalents, Restricted cash and investments, and Short-term debt, net (each considered a Level 1 valuation classification), the carrying amounts of these instruments approximate their fair values.

The fair value for loans and other long-term receivables is estimated by determining the present value of future cash flows using a discount rate equal to lending rates for similar loans made to borrowers with similar credit ratings and for similar remaining maturities, where applicable. The fair value of long-term debt and membership interests of variable interest entities subject to mandatory redemption is estimated by determining the present value of future cash flows using current market rates for similar obligations, giving effect to credit ratings and remaining maturities.

15.  Other Income (Expense), Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income (Expense), Net
	Three Months Ended March 31		Six Months Ended March 31
	2018	2017	2018	2017
Interest income	$6	$6	$11	$11
External services	4	5	8	8
Gains (losses) on investments	—	4	3	4
Miscellaneous	1	—	1	4
Total other income (expense), net	$11	$15	$23	$27

16.  Benefit Plans

TVA sponsors a qualified defined benefit pension plan ("pension plan") that covers most of its full-time employees hired before July 1, 2014, a qualified defined contribution plan ("401(k) plan") that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of eligible retirees' medical coverage, other post-employment benefits, such as workers' compensation, and the SERP. The pension plan and the 401(k) plan are administered by a separate legal entity, the TVA Retirement System ("TVARS"), which is governed by its own board of directors (the "TVARS Board").

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and six months ended March 31, 2018 and 2017, were as follows:

Components of TVA's Benefit Plans
	For the Three Months Ended March 31				For the Six Months Ended March 31
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$13	$13	$3	$5	$27	$30	$7	$9
Interest cost	119	116	4	4	237	232	9	11
Expected return on plan assets	(119)	(114)	—	—	(239)	(228)	—	—
Amortization of prior service credit	(24)	(24)	(5)	(10)	(49)	(49)	(11)	(11)
Recognized net actuarial loss	101	120	2	5	204	236	4	7
Total net periodic benefit cost as actuarially determined	90	111	4	4	180	221	9	16
Amount capitalized due to actions of regulator	(13)	(34)	—	—	(27)	(68)	—	—
Total net periodic benefit cost	$77	$77	$4	$4	$153	$153	$9	$16

As of October 1, 2016, TVARS's Rules and Regulations require TVA to contribute to the pension plan the greater of the minimum contribution calculated by TVARS's actuary or $300 million for a period of 20 years or until the plan has reached a fully funded status if sooner than 20 years. The minimum required contribution for 2018 is $300 million. As of March 31, 2018, TVA had contributed $150 million to TVARS and expects to contribute the remaining $150 million by September 30, 2018. TVA contributed $800 million to TVARS in 2017, though the minimum required contribution was $300 million. TVA also contributed $42 million to the 401(k) plan during both the six months ended March 31, 2018 and 2017. TVA does not separately set aside assets to fund its other post-retirement benefit plans, but rather funds such benefits on an as-paid basis. TVA provided approximately $9 million and $17 million, net of rebates and subsidies, to other post-retirement benefit plans for the six months ended March 31, 2018 and 2017, respectively. TVA includes its cash contributions to the pension plan in the rate-making formula; accordingly, TVA recognizes pension costs as regulatory assets to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan.

17.  Contingencies and Legal Proceedings

Contingencies

Nuclear Insurance.  Section 170 of the Atomic Energy Act, commonly known as the Price-Anderson Act, provides a layered framework of protection to compensate for liability claims of members of the public for personal injury and property damages arising from a nuclear event in the United States. For the first layer, all of the Nuclear Regulatory Commission ("NRC") nuclear plant licensees, including TVA, purchase $450 million of nuclear liability insurance from American Nuclear Insurers for each plant with an operating license. Funds for the second layer, the Secondary Financial Program, would come from an assessment of up to $127 million from the licensees of each of the 100 NRC licensed reactors in the United States. The assessment for any nuclear accident would be limited to $19 million per year per unit. American Nuclear Insurers, under a contract with the NRC, administers the Secondary Financial Program. With its seven licensed units, TVA could be required to pay a maximum of $891 million per nuclear incident, but it would have to pay no more than $133 million per incident in any one year. When the contributions of the nuclear plant licensees are added to the insurance proceeds of $450 million, over $13.0 billion, including a five percent surcharge for legal expenses, would be available. Under the Price-Anderson Act, if the first two layers are exhausted, the U.S. Congress is required to take action to provide additional funds to cover the additional losses.

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

TVA purchases accidental outage (business interruption) insurance for TVA's nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) up to a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $43 million.

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to nuclear generating plants, coal-fired generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. See Note 10.

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At March 31, 2018, the estimated future decommissioning cost of $2.9 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions.

TVA maintains a NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  See Note 14 — Investment Funds. TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments and additional contributions, if necessary, will be available to support decommissioning.  TVA's operating nuclear power units are licensed through various dates between 2033 - 2055, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.

Non-Nuclear Decommissioning.  The estimated future non-nuclear decommissioning ARO was $1.5 billion at March 31, 2018.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an ART to help fund the ultimate decommissioning of its power assets.  See Note 14. Estimates involved in determining if additional funding will be made to the ART include inflation rate, rate of return projections on the fund investments, and the planned use of other sources to fund decommissioning costs.

Environmental Matters. TVA's power generation activities, like those across the utility industry and in other industrial sectors, are subject to federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA's activities include air quality control, water quality control, and management and disposal of solid and hazardous wastes.  In the future, regulations in all of these areas are expected to become more stringent.  Regulations are also expected to apply to new emissions and sources, with a particular emphasis on climate change, renewable generation, and energy efficiency.

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA's coal-fired generating units.  Environmental requirements placed on the operation of TVA's coal-fired and other generating units will likely continue to become more restrictive over time. Litigation over emissions or discharges from coal-fired generating units is also occurring, including litigation against TVA.  Failure to comply with environmental and safety laws can result in TVA being subject to enforcement actions, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or the shutting down of non-compliant facilities.

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to costs of approximately $165 million from 2018 to 2022, which include future clean air controls, existing controls capital projects, and air operations and maintenance projects. TVA also estimates additional expenditures of $1.2 billion from 2018 to 2022 relating to TVA's CCR conversion program, not including costs related to any new requirements related to the Gallatin CCR facilities lawsuits, as well as expenditures of approximately $500 million from 2018 to 2024 relating to compliance with Clean Water Act requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in contamination that TVA is addressing.  At March 31, 2018, and September 30, 2017, TVA's estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $10 million and $7 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At March 31, 2018, TVA had accrued $18 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $11 million is included in Other long-term liabilities and $7 million is included in Accounts payable and accrued liabilities. No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the Environmental Protection Agency ("EPA") and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"). They became effective in June 2011. Under the Environmental Agreements, TVA committed to (1) retire on a phased schedule 18 coal-fired units with a combined summer net dependable capability of 2,200 MW, (2) control, convert, or retire additional coal-fired units with a combined summer net dependable capability of 3,500 MW, (3) comply with annual, declining emission caps for sulfur dioxide ("SO2") and nitrogen oxide, (4) invest $290 million in certain TVA environmental projects, (5) provide $60 million to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects, and (6) pay civil penalties of $10 million. In exchange for these commitments, most past claims against TVA based on alleged New Source Review and associated violations were waived and cannot be brought against TVA. Future claims, including those for sulfuric acid mist and GHG emissions, can still be brought against TVA, and claims for increases in particulates can also be pursued at many of TVA's coal-fired units. Additionally, the Environmental Agreements do not address compliance with new laws and regulations or the cost associated with such compliance.

Case Involving Tennessee Valley Authority Retirement System.  In March 2010, eight current and former participants in and beneficiaries of TVARS filed suit in the U.S. District Court for the Middle District of Tennessee challenging the TVARS Board's 2009 decision to amend the TVARS Rules and Regulations ("Rules") in exchange for a $1.0 billion contribution from TVA. The changes approved by the TVARS Board (1) suspended the TVA contribution requirements for 2010 through 2013, (2) reduced the calculation for COLAs for CY 2010 through CY 2013, (3) reduced the interest crediting rate for the fixed fund accounts, and (4) increased the eligibility age to receive COLAs from age 55 to 60. The plaintiffs alleged that these changes violated their constitutional rights (due process, equal protection, and property rights), violated the Administrative Procedure Act, and violated the substantive and procedural components of an anti-cutback provision in the Rules. TVA and the plaintiffs filed cross motions for summary judgment. In August 2015, the court granted TVA's motion for summary judgment and dismissed the case with prejudice. In September 2015, the plaintiffs appealed this decision to the Sixth Circuit. On August 12, 2016, the Sixth Circuit held that the plaintiffs' rights were not violated because COLAs are not vested benefits. A few other issues were remanded to the district court for further proceedings. On March 2, 2017, the district court granted TVA's motion for a judgment on the administrative record and dismissed all the remaining claims in this case. The plaintiffs appealed this order, and oral argument before the Sixth Circuit was held on January 31, 2018. On March 16, 2018, the Sixth Circuit ruled in TVA's favor.

Cases Involving Gallatin Fossil Plant CCR Facilities. TVA is a party in two lawsuits relating to alleged releases of waste materials from the CCR facilities at Gallatin. See Note 8 — Background — Lawsuit Brought by TDEC and — Lawsuit Brought by TSRA and TCWN.

Petitions to Intervene in the Proceeding Involving the Early Site Permit Application for Small Modular Reactors at TVA's Clinch River Site. Three environmental groups — the Southern Alliance for Clean Energy ("SACE"), Tennessee Environmental Council ("TEC"), and Blue Ridge Environmental Defense League ("BREDL") — filed petitions to intervene in the proceeding regarding the Early Site Permit Application that TVA submitted for review by the NRC in May 2016 relating to the potential future construction and operation of two or more small modular reactors ("SMRs") units at TVA's Clinch River site in Oak Ridge, Tennessee. On October 10, 2017, the Atomic Safety and Licensing Board issued a decision admitting two contentions proffered jointly by SACE and TEC and dismissing a third. The two admitted contentions challenge the application's environmental report.  One of the contentions alleges that the environmental report fails to consider the possibility of a spent fuel pool fire, and the other objects to language in the environmental report regarding the technical advantages of SMRs. The decision also denied admission of BREDL's one proffered contention. On November 6, 2017, TVA appealed the admission of the two contentions to the NRC.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Executive Overview

TVA's net income for the three and six months ended March 31, 2018, was $462 million and $750 million, respectively, as compared with net income of $211 million and $313 million for the same periods of 2017. As is often the case for electric utilities, weather is a primary driver of TVA's sales. TVA's service territory experienced colder than normal weather during the second quarter of 2018, setting three of its top-12 winter peak demand records, including an all-time record for energy demand in a 24-hour period, during the month of January 2018. The increased revenue from higher energy sales, as well as the base rate adjustment that became effective October 1, 2017, was partially offset by lower fuel cost recovery.

Total fuel and purchased power expenses increased slightly during the three months ended March 31, 2018, compared to the same period of the prior year, primarily due to increased purchased power expense needed to support the record breaking temperatures in the month of January 2018. Total fuel and purchased power expenses decreased slightly during the six months ended March 31, 2018, as compared to the same period of the prior year, primarily due to lower natural gas prices. Operating and maintenance expense decreased $2 million during the three months ended March 31, 2018, as compared to the same period of the prior year. Operating and maintenance expense decreased $34 million during the six months ended March 31, 2018, as compared to the same period of the prior year. This was primarily due to a decrease in planned outage days and operating efficiencies.

In 2011, TVA entered into two substantively similar agreements, one with the Environmental Protection Agency ("EPA") and the other with several states and environmental groups.  Consistent with these agreements, during the first six months of 2018, TVA installed two selective catalytic reduction systems ("SCRs") at the Gallatin Fossil Plant ("Gallatin"), installed scrubbers and SCRs for Units 1 and 4 at the Shawnee Fossil Plant ("Shawnee"), and retired Units 1-4 of the Johnsonville Fossil Plant and Units 1-3 of the Allen Fossil Plant.  With these actions, TVA has completed the requirements in the environmental agreements relating to retiring or installing controls on coal-fired units.

TVA’s economic development efforts continue to attract and encourage the expansion of business and industries in the Tennessee Valley with over $8.0 billion in investments and approximately 40,000 jobs created or retained through the second quarter of 2018. TVA continues to achieve 99.999 percent reliability in delivering energy to its customers.

Consistent with national trends, energy demand in the areas served by TVA and the local power company customers of TVA ("LPCs") has been essentially flat over the past five years. TVA anticipates this trend to continue as technological advances, consumer demand for generation and energy management technologies, and distributed energy increase. To accommodate this trend, TVA is working with its LPC customers to adjust rate structures, pricing, and programs to ensure TVA's continued strong financial health and its ability to meet customer needs. Additionally, TVA continues to build an enhanced fiber network that will better connect its operational assets and improve the reliability and resiliency of the generation and transmission system. TVA also utilizes an Integrated Resource Plan ("IRP") to provide direction on how to best meet future electricity demand. TVA has begun working on an updated IRP that will consider many views of the future to determine how TVA can continue to provide low-cost, reliable electricity, support environmental stewardship, and spur economic development in the Tennessee Valley over the next 20 years. TVA remains committed to planning its system in a way that ensures evolving resource portfolios remain reliable and provide the most value to all customers.

Results of Operations

Sales of Electricity

The following chart compares TVA's energy sales statistics for the three and six months ended March 31, 2018 and 2017:

Sales of Electricity(1)
Three Months Ended March 31
(millions of kWh)

Sales of Electricity(2)
Six Months Ended March 31
(millions of kWh)

Notes
(1) Includes approximately 411 million kilowatt hours ("kWh") and 262 million kWh of pre-commercial generation for the three months ended March 31, 2018 and 2017, respectively. See Note 1 — Pre-Commercial Plant Operations.
(2) Includes approximately 431 million kWh and 798 million kWh of pre-commercial generation for the six months ended March 31, 2018 and 2017, respectively. See Note 1 — Pre-Commercial Plant Operations.

Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

	Degree Days
	Variation from Normal						Variation from Prior Period
	2018 Actual	Normal	Percent Variation	2017 Actual	Normal	Percent Variation	Percent Change
Heating Degree Days
Three Months Ended March 31	1,741	1,813	(4.0)%	1,259	1,813	(30.6)%	38.3%
Six Months Ended March 31	3,008	3,115	(3.4)%	2,261	3,115	(27.4)%	33.0%

Cooling Degree Days
Three Months Ended March 31	22	12	83.3%	29	12	141.7%	(24.1)%
Six Months Ended March 31	151	79	91.1%	200	79	153.2%	(24.5)%

Total Degree Days
Three Months Ended March 31	1,763	1,825	(3.4)%	1,288	1,825	(29.4)%	36.9%
Six Months Ended March 31	3,159	3,194	(1.1)%	2,461	3,194	(22.9)%	28.4%

Sales of electricity increased approximately nine percent for the three months ended March 31, 2018, and six percent for the six months ended March 31, 2018, as compared to the same periods of the prior year.  This was primarily due to increased sales volume for LPCs driven predominantly by a 38 percent increase in heating degree days for the three months ended March 31, 2018, and a 33 percent increase in heating degree days for the six months ended March 31, 2018, compared to the same periods of the prior year.  Colder than normal weather during January 2018 led to TVA setting an all-time record for energy demand in a 24-hour period, as TVA delivered 706 million kilowatt-hours of energy to the Tennessee Valley.  Additionally in January 2018, TVA set three of its top-12 winter peak demand records.  Partially offsetting the increased sales volume for LPCs was a slight decrease in sales to industries directly served.

Financial Results

The following table compares operating results for the three and six months ended March 31, 2018 and 2017:

Summary Consolidated Statements of Operations
	Three Months Ended March 31			Six Months Ended March 31
	2018	2017	Percent Change	2018	2017	Percent Change
Operating revenues	$2,792	$2,547	9.6%	$5,341	$5,093	4.9%
Operating expenses	2,027	2,013	0.7%	3,978	4,130	(3.7)%
Operating income	765	534	43.3%	1,363	963	41.5%
Other income, net	11	15	(26.7)%	23	27	(14.8)%
Interest expense, net	314	338	(7.1)%	636	677	(6.1)%
Net income (loss)	$462	$211	119.0%	$750	$313	139.6%

Operating Revenues.  Operating revenues for the three and six months ended March 31, 2018 and 2017, consisted of the following:

Operating Revenues(1)
Three Months Ended March 31

Operating Revenues(2)
Six Months Ended March 31
Notes
(1) Excludes contra-revenue amounts of approximately $10 million and $6 million representing revenue capitalized during pre-commercial operations for the three months ended March 31, 2018 and 2017, respectively. See Note 1 — Pre-Commercial Plant Operations.
(2) Excludes contra-revenue amounts of approximately $11 million and $20 million representing revenue capitalized during pre-commercial operations for the six months ended March 31, 2018 and 2017, respectively. See Note 1 — Pre-Commercial Plant Operations.

The rate structure in effect provides price signals intended to reflect higher cost periods to serve the LPCs and their end-use customers. Under this structure, weather can positively or negatively impact both volume and effective rates because the wholesale structure includes two components: a demand charge and an energy charge. The demand charge is based on the customer's peak monthly usage and increases as the peak increases. The energy charge is based on the kWh used by the customer. The rate structure also includes a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel, and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and tax equivalents associated with the fuel cost adjustments.

The changes in components of operating revenues for the three and six months ended March 31, 2018, compared to the three and six months ended March 31, 2017, are as follows:

	Three Months Ended March 31					Six Months Ended March 31
	2018		2017		Change	2018		2017		Change
Base revenue	$2,003	(1)	$1,775	(1)	$228	$3,840	(2)	$3,491	(2)	$349
Fuel cost recovery	748		732		16	1,418		1,523		(105)
Off-system sales	2		1		1	4		2		2
Revenue from sales of electricity	2,753		2,508		245	5,262		5,016		246
Other revenue	39		39		—	79		77		2
Total operating revenues	$2,792		$2,547		$245	$5,341		$5,093		$248
Notes
(1) Includes the impact of revenue capitalized during pre-commercial operations of approximately $10 million and $6 million for the three months ended March 31, 2018 and 2017, respectively. See Note 1 —Pre-Commercial Plant Operations.
(2) Includes the impact of revenue capitalized during pre-commercial operations of approximately $11 million and $20 million for the six months ended March 31, 2018 and 2017, respectively. See Note 1 —Pre-Commercial Plant Operations.

Operating revenues increased $245 million for the three months ended March 31, 2018, as compared to the same period of the prior year, primarily due to a $228 million increase in base revenue. The $228 million increase in base revenue was driven by an increase of $216 million resulting from higher sales volume during the quarter ended March 31, 2018, as compared to the same period of the prior year. Colder than normal weather during January 2018 led to TVA setting an all-time record for energy demand in a 24-hour period. Also in January 2018, TVA set three of its top-12 winter peak demand records. Operating revenues increased by $194 million for the month of January 2018, as compared to the same month of the prior year. Further, approximately $15 million of the increase in base revenue was attributable to higher effective rates during the three months ended March 31, 2018, as compared to the same period of the prior year, resulting from the base rate adjustment that became effective October 1, 2017. Additionally, fuel cost recovery revenues increased $16 million. The $16 million increase in fuel cost recovery revenues reflects a $68 million increase attributable to higher energy sales partially offset by a $51 million decrease attributable to lower fuel rates. The lower fuel rates experienced were primarily driven by a change in the mix of generation resources, including more hydroelectric and natural gas generation.
Operating revenues increased $248 million for the six months ended March 31, 2018, as compared to the same period of the prior year, primarily due to a $349 million increase in base revenue. The $349 million increase in base revenue was driven by an increase of $265 million resulting from higher sales volume during the six months ended March 31, 2018, as compared to the same period of the prior year. Colder than normal weather during January 2018 led to TVA setting an all-time record for energy demand in a 24-hour period. Also in January 2018, TVA set three of its top-12 winter peak demand records. Operating revenues increased by $194 million for the month of January 2018, as compared to the same month of the prior year. Further, approximately $73 million of the increase in base revenue was attributable to higher effective rates during the six months ended March 31, 2018, as compared to the same period of the prior year, resulting from the base rate adjustment that became effective October 1, 2017. The base revenue increase was also due in part to approximately $9 million less capitalization of revenue resulting from pre-commercial generation during the six months ended March 31, 2018, as compared to the same period of the prior year. See Note 1 — Pre-Commercial Plant Operations. Partially offsetting these increases was a $105 million decrease in fuel cost recovery revenues. The $105 million decrease in fuel cost recovery revenues reflects a $192 million decrease attributable to lower fuel rates partially offset by an $88 million increase attributable to higher energy sales. The lower fuel rates experienced were primarily driven by lower market prices for natural gas and a change in the mix of generation resources, including significantly more hydroelectric and natural gas generation.

Operating Expenses. Operating expenses for the three and six months ended March 31, 2018 and 2017, consisted of the following:

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017

The following chart summarizes TVA's net generation and purchased power in millions of kWh by generating source for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Three Months Ended March 31
	2018		2017
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	6,991	17%	8,073	22%	(1,082)	(13)%
Nuclear	15,949	40%	14,931	41%	1,018	7%
Hydroelectric	3,558	9%	3,088	8%	470	15%
Natural gas and/or oil-fired(1)	8,172	20%	5,892	16%	2,280	39%
Total TVA-operated generation facilities(2)	34,670	86%	31,984	87%	2,686	8%
Purchased power (non-renewable)(3)	3,446	9%	2,720	7%	726	27%
Purchased power (renewable)(4)	2,180	5%	2,119	6%	61	3%
Total purchased power	5,626	14%	4,839	13%	787	16%
Total power supply	40,296	100%	36,823	100%	3,473	9%
Notes
(1) The natural gas and/or oil-fired amount includes approximately 411 million kWh and 262 million kWh of pre-commercial generation at Allen and Paradise Combined Cycle Plants for the three months ended March 31, 2018 and 2017, respectively. See Note 1 — Pre-Commercial Plant Operations.
(2) Generation from TVA-owned renewable resources (non-hydro) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Purchased power (non-renewable) includes generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 979 million kWh and 923 million kWh for the three months ended March 31, 2018 and 2017, respectively.
(4) Purchased power (renewable) includes power purchased from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

Fuel
Fuel expense decreased $8 million for the three months ended March 31, 2018, as compared to the same period of the prior year. The impact of changes in the mix of generation resources, including more hydroelectric and natural gas generation, contributed $48 million to the decrease. Partially offsetting this decrease was a $39 million increase in fuel expense driven by an eight percent increase in generation from TVA-operated resources.

Purchased Power
Purchased power expense increased $29 million for the three months ended March 31, 2018, as compared to the same period of the prior year. The primary driver of this increase was a 16 percent increase in the volume of purchased power to support the record breaking temperatures in the month of January 2018. In addition the price of purchased power increased, as more expensive resources were also utilized to meet the additional volume during this time.

Operating and Maintenance
Operating and maintenance expense decreased $2 million for the three months ended March 31, 2018, as compared to the same period of the prior year.  This was due primarily to a decrease in nuclear planned outage days which reduced outage expense by $9 million. Partially offsetting this decrease was an $8 million increase in inventory reserves and write-offs driven by coal plant closures.

Depreciation and Amortization
Depreciation and amortization expense decreased $2 million for the three months ended March 31, 2018, as compared to the same period of the prior year. This was primarily driven by a $23 million decrease due to the retirement of Paradise Units 1 and 2 in April 2017. Partially offsetting this decrease was an increase of approximately $22 million from net additions to Completed plant, including the Paradise Combined Cycle Plant, which commenced commercial operations in April 2017.

Tax Equivalents
Tax equivalents expense decreased $3 million for the three months ended March 31, 2018, as compared to the same period of the prior year. This change primarily reflects a decrease in the accrued tax equivalent expense related to the fuel cost adjustment mechanism. The accrued tax equivalent expense is equal to five percent of the fuel cost adjustment mechanism revenues and decreased for the three months ended March 31, 2018, as compared to the same period of the prior year.

Six Months Ended March 31, 2018, Compared to Six Months Ended March 31, 2017

The following chart summarizes TVA's net generation and purchased power in millions of kWh by generating source for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Six Months Ended March 31
	2018		2017
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	14,532	19%	18,264	25%	(3,732)	(20)%
Nuclear(1)	32,103	41%	30,185	41%	1,918	6%
Hydroelectric	6,945	9%	4,780	6%	2,165	45%
Natural gas and/or oil-fired(2)	14,209	18%	11,220	15%	2,989	27%
Total TVA-operated generation facilities(3)	67,789	87%	64,449	87%	3,340	5%
Purchased power (non-renewable)(4)	6,323	8%	5,867	8%	456	8%
Purchased power (renewable)(5)	4,107	5%	3,624	5%	483	13%
Total purchased power	10,430	13%	9,491	13%	939	10%
Total power supply	78,219	100%	73,940	100%	4,279	6%
Notes
(1) The nuclear amount for the six months ended March 31, 2017, includes approximately 494 million kWh of pre-commercial generation at Watts Bar Nuclear Plant ("Watts Bar") Unit 2. See Note 1 — Pre-Commercial Plant Operations.
(2) The natural gas and/or oil-fired amount includes approximately 431 million kWh and 304 million kWh of pre-commercial generation at Allen and Paradise Combined Cycle Plants for the six months ended March 31, 2018 and 2017, respectively. See Note 1 — Pre-Commercial Plant Operations.
(3) Generation from TVA-owned renewable resources (non-hydro) is less than one percent for all periods shown and therefore is not represented in the table above.
(4) Purchased power (non-renewable) includes generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 2,067 million kWh and 1,958 million kWh for the six months ended March 31, 2018 and 2017, respectively.
(5) Purchased power (renewable) includes power purchased from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

Fuel
Fuel expense decreased $101 million for the six months ended March 31, 2018, as compared to the same period of the prior year. The impact of lower effective fuel rates, driven by lower market prices for natural gas and changes in the mix of generation resources, including significantly more hydroelectric and natural gas generation, contributed $153 million to the decrease. As an indication of the general market direction, the average Henry Hub natural gas spot price for the six months ended March 31, 2018, was approximately two percent lower than the price for the same period of the prior year. Partially offsetting this decrease was a $52 million increase in fuel expense driven by a five percent increase in generation from TVA-operated resources.

Purchased Power
Purchased power expense increased $7 million for the six months ended March 31, 2018, as compared to the same period of the prior year. The primary driver of this increase was a 10 percent increase in the volume of purchased power to support the record breaking temperatures in the month of January 2018. In addition the price of purchased power increased, as more expensive resources were also utilized to meet the additional volume during this time.

Operating and Maintenance
Operating and maintenance expense decreased $34 million for the six months ended March 31, 2018, as compared to the same period of the prior year.  This was due primarily to a decrease in nuclear planned outage days which reduced outage expense by $37 million, and a decrease of $11 million for reductions in workforce related to identified efficiencies and staffing changes needed to support TVA's generating fleet. Partially offsetting these decreases was a $14 million increase in inventory reserves and write-offs driven by coal plant closures.

Depreciation and Amortization
Depreciation and amortization expense decreased $16 million for the six months ended March 31, 2018, as compared to the same period of the prior year. The retirement of Paradise Units 1 and 2 in April 2017 contributed $52 million to the decrease. Partially offsetting this decrease was an increase of approximately $36 million from net additions to Completed plant, including the Paradise Combined Cycle Plant, which commenced commercial operations in April 2017.

Tax Equivalents
Tax equivalents expense decreased $8 million for the six months ended March 31, 2018, as compared to the same period of the prior year. This change primarily reflects a decrease in the accrued tax equivalent expense related to the fuel cost adjustment mechanism. The accrued tax equivalent expense is equal to five percent of the fuel cost adjustment mechanism revenues and decreased for the six months ended March 31, 2018, as compared to the same period of the prior year.

Interest Expense.  Interest expense and interest rates for the three and six months ended March 31, 2018 and 2017, were as follows:

Interest Expense and Rates
	Three Months Ended March 31			Six Months Ended March 31
	2018	2017	Percent Change	2018	2017	Percent Change
Interest expense(1)	$314	$338	(7.1)%	$636	$677	(6.1)%

Average blended debt balance(2)	25,257	25,552	(1.2)%	25,260	25,405	(0.6)%

Average blended interest rate(3)	4.77%	5.07%	(5.9)%	4.85%	5.11%	(5.1)%
Note
(1) Total interest expense includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of VIE, and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

Total interest expense decreased $24 million and $41 million for the three and six months ended March 31, 2018, respectively, as compared to the same periods of the prior year, primarily due to a lower average interest rate on long-term debt and a lower average balance of long-term debt. These rates were lower for the quarter and for the six months due to maturities of higher rate long-term debt and issuance of lower rate long-term debt, partially offset by higher average interest rates on short-term debt and higher average balances of short-term debt.

Liquidity and Capital Resources

Sources of Liquidity

To meet cash needs and contingencies, TVA depends on various sources of liquidity.  TVA's primary sources of liquidity are cash from operations and proceeds from the issuance of short-term and long-term debt.  Current liabilities may exceed current assets from time to time in part because TVA uses short-term debt to fund short-term cash needs, as well as to pay scheduled maturities and other redemptions of long-term debt. The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.

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

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness ("Bonds") in an amount not to exceed $30.0 billion outstanding at any time. During the three months ended March 31, 2018, TVA issued $1.0 billion of power bonds maturing in March 2020. See Note 11 — Debt Securities Activity. Bonds outstanding, excluding unamortized discounts and premiums and net exchange losses from foreign currency transactions, at March 31, 2018, were $24.5 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 7), could provide supplementary funding if needed. Currently, TVA believes that it has adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade through a combination of Bonds, additional power revenues through power rate increases, cost reductions, or other ways. See Lease Financings below, Note 7, and Note 11 for additional information.

Debt Securities.  TVA's Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at March 31, 2018. See Lease Financings below, Note 7, and Note 11 for additional information.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At March 31, 2018	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018	At March 31, 2017	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount Notes	$2,000	$2,163	$2,123	$815	$1,346	$1,369
Weighted Average Interest Rate
Discount Notes	1.730%	1.340%	1.230%	0.735%	0.518%	0.422%
Maximum Month-End Gross Amount Outstanding (During Period)
Discount Notes	N/A	$2,665	$2,722	N/A	$2,062	$2,062

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 7 and Note 11 for information about TVA's lease financing activities. During 2017 and 2016, TVA acquired 100 percent of the equity interests in certain special purpose entities created for the purpose of facilitating lease financing. TVA may seek to enter into similar arrangements in the future.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash and cash equivalents were $1.2 billion at March 31, 2018, compared to $300 million at March 31, 2017. A summary of cash flow components for the six months ended March 31, 2018 and 2017, follows:

    Cash provided by (used in):
Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

Net cash flows provided by operating activities increased $326 million for the six months ended March 31, 2018, as compared to the same period of the prior year, as a result of increases in base revenues, lower operating expenses, and lower interest paid. Increases in base revenue were attributable to the higher energy sales primarily due to the colder than normal weather during the month of January 2018 and increases in the effective base rate. The increases in base revenue were partially offset by a decrease in fuel recovery revenues due to lower gas market prices and increases in hydroelectric generation. Lower operating expenses were due to decreases in nuclear outage days and reductions in workforce related to identified efficiencies and staffing changes needed to support the generation fleet.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities decreased by $161 million for the six months ended March 31, 2018, as compared to the same period in the prior year driven by the completion or pre-commercial operations of capacity expansion and clean air projects, including Paradise Combined Cycle Plant, Allen Combined Cycle Plant, and the clean air controls at Gallatin and Shawnee.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

Net cash flows provided in financing activities were $192 million for the six months ended March 31, 2018, as compared to $214 million of net cash used in financing activities in the same period of the prior year primarily due to increased short-term debt issuances. TVA generally uses short-term debt to meet working capital needs and other cash requirements while seeking to maintaining balances of cash and equivalents at a target level. TVA elected to issue additional short-term debt in March to fund the maturity of a long-term bond due April 1, 2018, resulting in a higher cash balance at March 31, 2018. TVA’s cash balances returned to normal target levels in April, after the bond maturity.

Contractual Obligations
TVA has obligations and commitments to make future payments under certain contracts. During the three and six months ended March 31, 2018, there were no material changes in TVA's contractual obligations outside of the ordinary course of business. TVA's contractual obligations are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 21 of the Notes to Consolidated Financial Statements in the Annual Report.

Key Initiatives and Challenges

Distributed Energy Resources

As the amount of distributed energy resources ("DER") grows on the TVA system, the need for TVA’s traditional generation resources may be reduced, and the ability of the system to reliably and economically operate in conjunction with these DER sources may become more challenging.  To meet this challenge, TVA is working with LPCs and others on long-term pricing and product development strategies that include DER and address the implementation and support of those resources consistent with the all requirements power contract between TVA and each LPC. Due to uncertainties related to the technology choices and market penetration rates for DER options, TVA cannot currently predict the potential financial impacts from the future growth in DER, but it is anticipated that future growth will be a part of TVA’s overall strategy to meet customer demand in an evolving marketplace.

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

In May 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber network that will better connect its operational assets. Fiber is a vital part of TVA’s modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate distributed energy resources as they enter the market.

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

Integrated Resource Planning

TVA has begun the process of updating its IRP, a comprehensive study that provides direction on how to best meet future power demand by identifying the need for generating capacity, determining the best mix of resources, and evaluating the evolving role of DER. The IRP will consider many views of the future to determine how TVA can continue to provide low-cost, reliable electricity, support environmental stewardship, and spur economic development in the Tennessee Valley over the next 20 years. To inform TVA's next long-term financial plan and proactively address the changing utility marketplace, TVA began this work sooner than originally planned.

    To ensure TVA best meets projected future needs, TVA will continue its tradition of innovation in each IRP. The 2011 IRP focused on diversifying and modernizing its generation portfolio, part of which included adding cost-effective renewables. The 2015 IRP identified DER as a growing trend in the utility industry and designed a mechanism where energy efficiency could be chosen as a resource. The 2019 IRP will explore various DER scenarios, considering the speed and amount of DER penetration, improve TVA's understanding of the impact and benefit of system flexibility with increasing renewable and distributed resources, and determine the implications to TVA's diverse portfolio mix for the next 20 years.

TVA is primarily a wholesale power provider, and the LPCs are the service provider for most end-use customers. Due to this public power business model, collaboration with customers and stakeholders is a vital part of the IRP. Opportunities for customer and stakeholder engagement and for public comment include public meetings, webinars, the IRP working group, and the Regional Energy Resource Council ("RERC"). The IRP working group and RERC consist of representatives from LPCs, direct-served customers, non-governmental organizations, state and local governments, and academia. As part of the IRP decision-making process, and in alignment with the National Environmental Policy Act, TVA will also analyze potential environmental implications associated with an updated IRP by issuing an environmental impact statement ("EIS").

During the second quarter of 2018, TVA initiated a 60-day public scoping period for the IRP which subsequently closed in April 2018, hosted a live webinar, and held public scoping open house meetings in Chattanooga and Memphis. Comments received during the scoping period will help TVA identify issues that are important to the public and lay the foundation for development of the IRP and the EIS.  Scoping input will be described in a report that TVA will post on its website in 2018.  In the coming months, TVA will announce additional opportunities for public engagement.

Generation Resources

Nuclear Response Capability. Since the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant ("Fukushima Events"), the Nuclear Regulatory Commission ("NRC") adopted additional detailed guidance on the expected response capability to be developed by each U.S. nuclear plant site.  The NRC issued orders that modified each plant's license to require implementation of additional external event mitigation capabilities. TVA has implemented these strategies and physical plant modifications to address the actions outlined in this guidance at Sequoyah Nuclear Plant ("Sequoyah") and Watts Bar.  Implementation is in progress at Browns Ferry Nuclear Plant ("Browns Ferry") and is scheduled to be completed in 2019.  As of March 31, 2018, TVA had spent $271 million on modifications related to these actions at all of its nuclear plants, including Watts Bar Unit 2, and expects to spend an additional $7 million to complete the remaining modifications intended to address this guidance.

Extreme Flooding Preparedness. Updates to the TVA analytical hydrology model completed in 2009 indicated that under "probable maximum flood" conditions, some of TVA's dams might not have been capable of regulating the higher flood waters.  A "probable maximum flood" is an extremely unlikely event; however, TVA is obligated to provide protection for its nuclear plants against such events.  As a result, TVA installed a series of modifications at three dams, and work on the fourth, Fort Loudoun Dam, is continuing in parallel with a Tennessee Department of Transportation project. The work being done by the State of Tennessee to support the Fort Loudoun Dam modifications was completed in the spring of 2018. TVA's Fort Loudoun Dam modifications are estimated to be completed during 2018. TVA is taking steps to ensure that it complies with the NRC license requirements for Watts Bar related to the completion of the project.

Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. The revised hydrology models were reviewed and approved by the NRC for Watts Bar Units 1 and 2. However, TVA identified an error in the modeling that will require the models for Watts Bar Units 1 and 2 to be resubmitted. TVA plans to resubmit models for Watts Bar Units 1 and 2 during 2018.  In addition, TVA plans to submit models for Sequoyah Units 1 and 2 in 2018.  TVA will subsequently address conditions at Browns Ferry as needed.  TVA has deferred some modifications until the updated Watts Bar and Sequoyah models are completed.
As of March 31, 2018, TVA had spent $150 million on the modifications and improvements related to extreme flooding preparedness and expects to spend up to an additional $28 million to complete the modifications.

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
Baffle-Former Bolt Degradation. In July 2016, Westinghouse Electric Co., LLC ("Westinghouse") issued a Nuclear Safety Advisory Letter ("NSAL") 16-01 that addresses recently identified degradation of baffle-former bolts in some U.S. pressurized water reactors ("PWRs"). Baffle-former bolts help hold together a structure inside certain reactor vessels. Sequoyah Units 1 and 2, both PWRs, are referenced in the NSAL. Visual inspections of baffle-former bolts in Sequoyah Units 1 and 2 during 2017 refueling outages showed no degradation of baffle-former bolts. TVA is currently performing ultrasonic inspections for Unit 1 and plans to complete inspections for Unit 2 during the refueling outage in the fall of 2018.

Work Environment at Nuclear Plants. In March 2016, the NRC issued a Chilling Effect Letter ("CEL") to TVA regarding work environment concerns identified at Watts Bar. In subsequent inspections, the NRC found that Watts Bar still faces challenges in maintaining a safety conscious work environment. On April 12, 2017, TVA provided the NRC with an updated letter outlining focus areas and metrics for monitoring performance at Watts Bar. In that letter, TVA made a formal commitment to the

NRC to conduct a safety culture assessment at Watts Bar in CY 2017, which it has completed. On November 2, 2017, the NRC held a public meeting where TVA presented the progress in addressing the issues. TVA is working to implement the fleet-wide actions required by the NRC to ensure sustainable improvements. The NRC conducted a CEL follow-up inspection at Watts Bar during the second quarter of 2018, which resulted in no findings.

Watts Bar Unit 2.     TVA was a cooperating agency in the February 2016 Department of Energy ("DOE") Final Supplemental Environmental Impact Statement for the Production of Tritium in a Commercial Light Water Reactor. On April 5, 2017, due to an anticipated need for more tritium-producing burnable absorber rods ("TPBARs"), the DOE announced its preferred alternative for irradiation services, which included use of an additional reactor. As a result of TVA's assessment and concurrence with the DOE's alternative, TVA submitted a license amendment to the NRC in December 2017 to authorize the irradiation of TPBARs in Watts Bar Unit 2. The NRC is expected to issue a decision by May 2019. Subject to approval of the license amendment, tritium production in Watts Bar Unit 2 is projected to start in the fall of 2020. The DOE's decision also allows for irradiation of TPBARs at the Sequoyah site in the future; however, TVA does not have plans to employ Sequoyah units for tritium production in the near term.

Extended Power Uprate. TVA is undertaking an extended power uprate ("EPU") project at Browns Ferry that is expected to increase the amount of electrical generation capacity of its reactors. TVA plans to implement the EPU project during plant refueling outages. Physical work on Unit 3 was completed, and the unit was synced to the grid in April 2018. Power ascension testing is in progress. Work is expected to begin in the fall of 2018 for Unit 1 and the spring of 2019 for Unit 2. Full EPU power is expected to be achieved following the noted outages for each unit. The project has involved and continues to involve extensive engineering analyses and modification and replacement of certain existing plant components to enable the units to produce the additional power requested by the license amendments. The project is estimated to cost approximately $475 million and add approximately 465 MW of generating capacity.

Performance of Suppliers. On March 29, 2017, Westinghouse, a subsidiary of Toshiba Corporation ("Toshiba"), filed for protection under Chapter 11 of the United States Bankruptcy Code. On January 4, 2018, Brookfield Business Partners L.P. ("Brookfield Business Partners"), together with institutional partners, announced that they have entered into an agreement to acquire 100 percent of Westinghouse. The acquisition is subject to all requirements being met as specified in the reorganization plan approved by the Bankruptcy Court on March 27, 2018. See Note 13 — Counterparty Risk — Suppliers.

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

Clean Air Projects. During 2011, the TVA Board approved the addition of emission control equipment at Gallatin. TVA completed the addition of scrubbers on the four Gallatin units during 2016, SCRs on two units in 2017, and SCRs on the other two units in the first quarter of 2018. In addition, at its December 30, 2014, meeting, the TVA Board authorized the installation of SCRs and scrubbers on Units 1 and 4 at Shawnee. These systems were placed in service during the first quarter of 2018. These actions were in compliance with the Environmental Agreements.

Coal Combustion Residual Facilities. TVA has committed to a programmatic approach to the elimination of wet storage of coal combustion residuals ("CCRs") within the TVA service area. Under this program (the "CCR Conversion Program"), TVA has committed to (1) convert all operational coal-fired plants to dry CCR storage, (2) close all wet storage facilities, and (3) meet all applicable state and federal regulations. To carry out its CCR Conversion Program, TVA is undertaking the following actions:

Dry Generation and Dewatering Projects. Conversion of coal plant CCR wet processes to dry generation or dewatering is complete at Bull Run Fossil Plant ("Bull Run"), and construction is underway at Kingston Fossil Plant ("Kingston"), Paradise Fossil Plant ("Paradise"), and Shawnee. Construction of an additional bottom ash dewatering facility at Gallatin was initiated in early 2018.

Landfills. Lined and permitted dry storage facilities have been constructed and are operational at Bull Run, Kingston, and Gallatin. Construction of new lined and permitted dry storage facilities are scheduled to begin at Cumberland Fossil Plant ("Cumberland"), Paradise, and Shawnee in 2019.  Construction of another lined facility at Bull Run is also scheduled to begin in 2019.

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

On March 2, 2018, in accordance with the CCR rule issued by the Environmental Protection Agency, TVA published the results of groundwater testing at TVA’s active CCR facilities. The initial results showed statistically significant increases in the levels of certain constituents at some facilities. The increases do not necessarily indicate a regulatory or permit violation; rather, they trigger further testing to determine if the increases are attributable only to the CCR facility and, if so, what steps need to be taken. TVA will work with its regulators to carry out the required investigations. TVA’s permits remain in effect and operations have not been impacted.

The CCR Conversion Program is scheduled to be completed by 2022 with the exception of the impoundments at Gallatin. The impoundments at Gallatin are pending additional studies to determine the final closure methodology and schedule. While plans are currently being formulated for the CCR closure methodology for Gallatin, TVA is involved in two lawsuits relating to alleged releases of waste materials from the CCR facilities at Gallatin. See Note 8.

Through March 31, 2018, TVA had spent approximately $1.3 billion on its CCR Conversion Program. TVA expects to spend approximately an additional $1.2 billion on the CCR Conversion Program through 2022, excluding new requirements related to the Gallatin CCR facilities lawsuits. Once the CCR Conversion Program is completed, TVA will continue to undertake certain CCR projects, including building new landfill sections under existing permits and closing existing sections once they reach capacity.

Coal and Natural Gas-Fired Units. Pre-commercial operations on Units 1 and 2 of the Allen Combined Cycle Plant began in September 2017, and the plant began commercial operations April 30, 2018. The plant has a generation capacity of approximately 1,100 MW with a cost under $900 million. Units 1 and 2 of the Allen Combined Cycle Plant will replace Units 1-3 of the Allen Fossil Plant, which were retired in March 2018. See Regulatory Compliance — Allen Groundwater Investigation below. The retirements of these units were in compliance with the Environmental Agreements.

Pre-commercial operations on Unit 20 of the Johnsonville Combustion Turbine Plant, which allows for cogeneration capability, began in September 2017, and the unit was placed in service during the first quarter of 2018.  Unit 20 replaces Johnsonville Fossil Plant's cogeneration capability formerly provided by Units 1-4, which were retired in December 2017. These units had a summer net capability of 428 megawatts. The retirements of these units were in compliance with the Environmental Agreements.

River Management. The second quarter of 2018 saw varied hydrologic conditions; however, overall 2018 year-to-date rainfall and runoff remain near normal.  Only 47 percent of normal rainfall was measured in the Tennessee Valley during the month of January 2018 while over 223 percent of normal rainfall was measured in February 2018.  Near normal rainfall and runoff during the second quarter of 2018 has helped TVA meet its river system commitments, including managing minimum river flows for navigation; generating low-cost hydroelectric power; maintaining water quality, water supply, and recreation for the Tennessee Valley; having cool water available to meet thermal compliance and enabling normal operation of TVA's nuclear and fossil-fueled plants; and oxygenating water to help fish species remain healthy.  Rainfall and runoff in the Tennessee Valley through the second quarter of 2018 were 105 percent and 111 percent of normal, respectively, which resulted in conventional hydroelectric generation being 41 percent higher during this period as compared to the same period of 2017.

Small Modular Reactors. TVA submitted an Early Site Permit Application ("ESPA") for review by the NRC in May 2016.  The NRC completed its acceptance review of the application on December 30, 2016, and began its detailed technical review of the application in January 2017. The ESPA is based on the potential future construction and operation of two or more small modular reactors ("SMR") units at TVA's Clinch River site in Oak Ridge, Tennessee. TVA's ESPA is based upon information regarding the various SMR potential designs under development in the United States. Because a design has not been selected, the ESPA seeks approval of a Plant Parameter Envelope that encompasses any of the potential designs. TVA and the DOE are working under an interagency agreement to jointly fund licensing activities for the Clinch River site with DOE reimbursement of up to 50 percent of TVA's eligible costs through 2020.

TVA is developing the Clinch River site on a schedule that supports submittal of a combined construction and operating license ("COL") application in 2021, in conjunction with supporting the NRC's review of the ESPA. Submittal of a COL is subject to sufficient progress being made by the SMR vendor(s) with their design certification(s) and a TVA decision to select a specific SMR technology and proceed with development of a COL application in 2018. The project has a great deal of flexibility at this early stage and by moving forward with an ESPA, TVA will be in a position to build a SMR if and when additional power sources are needed. Any decision to construct a SMR would require approval by the TVA Board.
On October 10, 2017, the Atomic Safety and Licensing Board issued a decision admitting two contentions proffered jointly by the Southern Alliance for Clean Energy ("SACE") and Tennessee Environmental Council ("TEC") to intervene in the ESPA proceeding. See Note 17 — Legal Proceedings — Petitions to Intervene in the Proceeding Involving the Early Site Permit Application for Small Modular Reactors at TVA's Clinch River Site.

Dam Safety and Remediation Initiatives

Assurance Initiatives. TVA has an established dam safety program, which includes procedures based on the Federal Guidelines for Dam Safety, with the objective of reducing the risk of a dam safety event. The program is comprised of various engineering activities for all of TVA's dams including safety reassessments using modern industry criteria and the new probable maximum flood and site-specific seismic load cases. TVA will continue its preventative and ongoing maintenance as a part of this safety program. TVA has spent $91 million on dam safety assurance initiatives since 2012 and expects to spend an additional $201 million through 2021.

Boone Dam Remediation. In October 2014, a sinkhole was discovered near the base of the earthen embankment at Boone Dam, and a small amount of water and sediment was found seeping from the river bank below the dam. TVA identified underground pathways contributing to the seepage and prepared a plan to repair the dam, which consists of the construction of a composite seepage barrier wall in the dam's earthen embankment. TVA has completed the low mobility grouting program and is partially complete with the high mobility grouting. Currently, TVA is in active procurement for a contractor to install the composite seepage barrier wall.

As design and construction plans are finalized, the estimated cost and duration continue to be refined. As of March 31, 2018, TVA had spent $116 million related to this project and expects to spend an additional $334 million through 2022. TVA is continuing to work with the community to help mitigate local impacts of the extended drawdown.

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

TVA is planning to upgrade the south embankment by constructing berms on the upstream and downstream slopes. The design phase of the project began during the first quarter of 2017, and the project is expected to be in full construction during 2019.  The project is currently estimated to be completed in two years. However, the project may take longer than two years depending on successful construction sequencing.  As of March 31, 2018, TVA had spent $16 million related to this project and expects to spend an additional $84 million.

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

Muscle Shoals Property.  In alignment with its strategic direction of right-sizing its real estate portfolio, TVA has drafted a strategy to further reduce a significant number of buildings and property in Muscle Shoals, Alabama, including the disposition of 900 acres of the 1,000 acres approved by the TVA Board in 2012.  On April 20, 2018, following a public auction, TVA entered into a contract to sell the property to Muscle Shoals Holdings, LLC for $5 million. Closing, which must occur within 90 days, is contingent upon a release by the Alabama Department of Environmental Management from an existing environmental permit.

Knoxville Property. In 2016, TVA completed a comprehensive assessment of its real estate holdings in the Knoxville, Tennessee region including the Knoxville Office Complex ("KOC") and adjacent Summer Place Complex ("SPC"). As a result of this study and a subsequent environmental assessment in 2017, TVA is planning to consolidate most of its Knoxville area employees into one location in the West Tower of the KOC and plans to convey the SPC and the East Tower of the KOC.

Regulatory Compliance

Transmission Issues. TVA anticipates expenditures related to transmission facilities to increase as a result of both new and evolving regulatory requirements. The North American Electric Reliability Corporation ("NERC") approved the Transmission Planning ("TPL") Reliability Standards in 2013. TVA has spent $44 million since the approval of the standards through March 31, 2018, on existing transmission facilities and anticipates spending an additional $15 million through 2018 to ensure compliance with the 2013 revision of the TPL standards. Total costs of compliance with the standards, including those beyond 2018, are estimated to be approximately $650 million.

Steam-Electric Effluent Guidelines. On November 3, 2015, the EPA published a final rule revising the existing steam electric effluent limitation guidelines ("ELGs").  The ELGs update the existing technology-based water discharge limitations for power plants.  The 2015 rule requires compliance in the 2018-2023 timeframe and necessitates major upgrades to wastewater treatment systems at all coal-fired plants. Dry fly ash handling is mandated by the rule. The 2015 rule also requires either dry bottom ash handling systems or "no discharge" recycle of bottom ash transport waters, and new technology-based limits on flue gas desulfurization (scrubber) wastewater require primary physical/chemical treatment and secondary biological treatment to meet extremely low limits for arsenic, mercury, and selenium.

The EPA published a rule on September 18, 2017, postponing certain compliance/applicability dates to provide the EPA time to review and revise, as necessary, the 2015 ELGs for flue gas desulfurization wastewater and bottom ash transport water. The EPA pushed back the compliance dates for these two wastestreams from the 2018-2023 timeframe to 2020-2023. However, requirements and 2018-2023 applicability dates for fly ash transport water, flue gas mercury control wastewater, and gasification wastewater remain in effect. See Item 1, Business — Environmental Matters — Water Quality Control Developments — Steam-Electric Effluent Guidelines in the Annual Report.

TVA currently has four plants with wet scrubbers that will have to comply with the scrubber-related limits, the largest being Cumberland. TVA is working to address future compliance with the ELGs at Cumberland given its unique "once-through" scrubber design. Compliance with the current rule at Cumberland without modification to address the unique design could cause TVA to incur disproportionately high costs at Cumberland or experience other operational outcomes which TVA cannot predict at this time.

Allen Groundwater Investigation.  In May 2017, TVA reported elevated levels of arsenic, lead, and fluoride in water samples taken at a few shallow-aquifer groundwater monitoring wells at Allen Fossil Plant. TVA is working with the Tennessee Department of Environment and Conservation ("TDEC") to identify the source of the arsenic, lead, and fluoride. TVA received a Remedial Site Investigation request from TDEC in July 2017, outlining the objectives of the investigation and asking TVA to provide a work plan. The plan includes more extensive groundwater sampling to identify the source and extent of the contamination. The plan also includes groundwater modeling to determine current groundwater flow conditions and likely future conditions that may develop as a result of pumping cooling water from the deeper aquifer to the Allen Combined Cycle Plant, including a pump test involving the cooling water withdrawal wells. TVA has contracted with the U.S. Geological Survey and the University of Memphis to conduct this portion of the work. A Remedial Investigation Report summarizing the results of the investigation was submitted to TDEC in March 2018. Depending on the results of the monitoring and the determination of the source of the contamination, TVA may be required to take actions including remediation and/or altering its planned source of cooling water for the Allen Combined Cycle Plant. Such actions could impact how TVA operates the facility.

Ratemaking

At its August 23, 2017, meeting, the TVA Board approved a base rate adjustment which became effective on October 1, 2017. The base rate adjustment is expected to contribute approximately $195 million to 2018 revenues.

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

Transmission Assets. In addition to physical and cybersecurity attacks, TVA's transmission assets are vulnerable to various types of electrically charged energy disruptions such as those from geomagnetic disturbances ("GMD") and electromagnetic pulses ("EMP"). Although the effects of GMD and EMP are dissimilar, they are often considered together. On September 22, 2016, the Federal Energy Regulatory Commission ("FERC") approved the Phase 2 NERC Standard TPL-007 to address GMD events. TVA has already met many of the requirements of the new standard with completion of a model of the 500 kV grid and evaluation of the effects of solar storms ranging from NERC's reference case to possible extreme levels. Only a few items of equipment would exceed threshold levels even for the extreme cases and no damage would be expected. FERC's approval of NERC Standard TPL-007 included requirements for changes to this standard by May 2018. TVA is an active participant with NERC in developing these changes. The most serious threats from EMP are those caused by high-altitude nuclear explosions. Like others in the industry, TVA is coordinating with federal and state authorities, NERC, Electric Power Research Institute, and other grid owners and operators to address this re-emergent concern.

Environmental Matters

TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other issues. Emissions from all TVA-owned and operated units (including small combustion turbine units of less than 25 MWs) have been reduced from historic peaks. Emissions of nitrogen oxide ("NOx") have been reduced by 94 percent below peak 1995 levels and emissions of sulfur dioxide ("SO2") have been reduced by 98 percent below 1977 levels through CY 2017. For CY 2017, TVA’s emission of carbon dioxide ("CO2") from its sources was 56 million tons, a 47 percent reduction from 2005 levels. This includes 3,049 tons from units rated at less than 25 MWs. To remain consistent and provide clear information and to align with the EPA’s reporting requirements, TVA intends to continue to report CO2 emissions on a calendar year basis.

Clean Air Act

Kentucky Startup/Shutdown Regulations. On April 1, 2018, the Kentucky Division for Air Quality published final revised startup/shutdown regulations for new and existing indirect heat exchangers. Shawnee and Paradise have boilers which will be subject to these rules when incorporated into their air permits. The revised rules do not significantly impact operations at Shawnee or Paradise.

Kentucky Federal Implementation Plan to Address Downwind Ozone Impacts. On June 2, 2016, the EPA missed its deadline to promulgate a federal implementation plan ("FIP") for Kentucky to address its obligation for ozone emissions originating in Kentucky that might be transported to New York and other downwind states and was sued by the Sierra Club for missing the deadline. On May 23, 2017, the U.S. District Court for the Northern District of California ruled that the EPA must promulgate the Kentucky FIP by June 30, 2018, sooner than the EPA had proposed. Until the EPA develops and releases a proposed FIP, expected impacts to TVA are not possible to determine. Kentucky utility unit emissions that contribute to ozone are already limited by the updated Cross-State Air Pollution Rule ("CSAPR Update Rule") and are declining. Further reductions may not be required by the FIP. On February 28, 2018, Kentucky submitted a proposed revision to its state implementation plan (“SIP”) to address downwind state ozone impacts that if approved would preempt the EPA FIP. The proposed SIP does not require additional emission requirements beyond current requirements and, if approved, would not significantly impact TVA operations.
New York Petition to Address Impacts from Upwind High Emitting Sources. On March 12, 2018, the State of New York filed a petition with the EPA under Section 126(b) of the Clean Air Act to address ozone impacts on New York from the NOx emissions from sources emitting at least 400 tons of NOx in 2017 from nine states including Kentucky. The New York petition requests that the EPA require daily NOx limits for utility units with SCRs such as Paradise Unit 3 and emission reductions from utility units without SCRs such as Shawnee Units 2, 3 and 5-9. Kentucky utility unit NOx emissions are already limited by the CSAPR Update Rule and are declining, and current EPA modeling projects no additional requirements to reduce Kentucky NOx emissions are necessary. Until the EPA responds to New York’s Section 126(b) petition, it is not possible to determine potential impacts on TVA’s Paradise and Shawnee units.

Possible Replacement Rule for Clean Power Plan. On December 28, 2017, the EPA published an advanced notice of proposed rulemaking (“ANPR”) to solicit information for a possible future rule: State Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units. This possible future rule would be a replacement rule for the Clean Power Plan (“CPP”) rule should it be repealed or overturned. The ANPR solicited input on a broad range of issues. It is not possible to determine if a CPP replacement rule will be proposed or what the requirements may be until the EPA proposes a replacement rule.
Cleanup of Solid and Hazardous Wastes

Coal Combustion Residuals. In May 2017, industry petitioners asked the EPA to reconsider the CCR rule and to incorporate new flexibility provided by the Water Infrastructure Improvements for the Nation Act — specifically authority to make site-specific, risk-based decisions on implementing the federal criteria and to postpone upcoming regulatory deadlines during the new rulemaking.  The EPA had previously agreed through settlement to revisit several elements of the CCR rule, so it will already be re-opening the rule.  On September 14, 2017, the EPA announced that it plans to address the request to revisit key parts of its 2015 CCR rule.  In addition, on September 18, 2017, the EPA filed a motion to hold the CCR litigation in abeyance and to postpone oral argument in the case while it reconsiders the CCR rule.  The United States Court of Appeals for the District of Columbia Circuit essentially denied the EPA's motion and directed the EPA to file a status report specifying which provisions of the CCR rule are, or are likely to be, subject to reconsideration and specifying a rulemaking timeline. The EPA filed the court-ordered status report on November 15, 2017, and identified the provisions it intends to reconsider, including the regulation of inactive service impoundments. The EPA intends to take a phased approach. A proposed rule for phase one issues was published in the Federal Register on March 15, 2018, and the EPA intends to take final action on phase one issues no later than June 14, 2019. The EPA plans to complete its review and announce any additional proposed revisions for phase two by no later than September 2018 and to take final action on phase two issues no later than December 2019. As a result of these developments, it is not possible to predict changes to the CCR rule or their potential impacts on TVA.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates of expenditures for projects related to environmental laws and regulations:

Estimated Potential Environmental Expenditures(1)(2) At March 31, 2018 (in millions)
	Remaining 2018	2019	Thereafter(3)	Total
Coal combustion residual conversion program(4)	$175	$400	$625	$1,200
Clean air control projects(5)	35	25	105	165
Clean Water Act requirements(6)	30	100	370	500
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $190 million, $420 million, and $730 million for the remainder of 2018, 2019, and thereafter, respectively, in capital expenditures.
(3) See Note 17 — Contingencies.
(4)  Includes costs associated with pond closures, conversion of wet to dry handling, and landfill activities. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects. Includes approximately $145 million for Gallatin projects that are part of the original activities scheduled in TVA's CCR Conversion Program and excludes costs resulting from any new requirements related to the Gallatin lawsuits. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residual Facilities and Note 8.
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $18 million with respect to Legal Proceedings as of March 31, 2018. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 8 and Note 17 — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At March 31, 2018, TVA had no off-balance sheet arrangements.

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

New Accounting Standards and Interpretations

For a discussion of new accounting standards and interpretations, see Note 2, which discussion is incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Governance

New Board Members

On December 21, 2017, the United States Senate confirmed the nominations of Mr. Kenneth E. Allen, Mr. A.D. Frazier, Mr. Jeffrey W. Smith, and Mr. James R. Thompson, III, to serve on the Board. Mr. Frazier was sworn in on January 9, 2018, Mr. Allen and Mr. Smith were sworn in on January 11, 2018, and Mr. Thompson was sworn in on January 12, 2018.

Board Committees

On January 18, 2018, the Board approved the following Board committee assignments:

Audit, Risk, and Regulation Committee

James R. Thompson III, Chair
Kenneth E. Allen
Virginia T. Lodge

External Relations Committee

Eric M. Satz, Chair
A.D. Frazier
Richard C. Howorth
Jeffrey W. Smith

Finance, Rates, and Portfolio Committee

Ronald A. Walter, Chair
A.D. Frazier
Richard C. Howorth

Nuclear Oversight Committee

Jeffrey W. Smith, Chair
Kenneth E. Allen
Eric M. Satz

People and Performance Committee

Virginia T. Lodge, Chair
James R. Thompson III
Ronald A. Walter

Departure of Board Members

On January 3, 2018, the terms of Marilyn A. Brown and V. Lynn Evans as members of the Board ended with the adjournment of the most recent session of Congress.

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

Other Matters

On February 12, 2018, President Trump submitted the Fiscal Year 2019 Budget of the U.S. Government (the “Budget”) to Congress. The Budget contains the following language:
The Budget proposes to sell the transmission assets of the Tennessee Valley Authority (TVA). The private sector is best suited to own and operate electricity transmission assets. Eliminating the Federal Government’s role in owning and operating transmission assets encourages a more efficient allocation of economic resources and mitigates unnecessary risk to taxpayers.
. . .
The vast majority of the Nation’s electricity infrastructure is owned and operated by for-profit investor owned utilities. Ownership of transmission assets is best carried out by the private sector where there are appropriate market and regulatory incentives.
On February 12, 2018, President Trump also submitted his Legislative Outline for Rebuilding Infrastructure in America (“Legislative Outline”) to Congress. The Legislative Outline contains the following language:

•	The Federal Government owns and operates certain infrastructure that would be more appropriately owned by State, local, or private entities.

•
For example, the vast majority of the Nation’s electricity needs are met through for-profit investor-owned utilities. Federal ownership of these assets can result in sub-optimal investment decisions and create risk for taxpayers.

•
Providing Federal agencies authority to divest of Federal assets where the agencies can demonstrate an increase in value from the sale would optimize the taxpayer value for Federal assets. To utilize this authority, an agency would delineate how proceeds would be spent and identify appropriate conditions under which sales would be made. An agency also would conduct a study or analysis to show the increase in value from divestiture. Examples of assets for potential divestiture include -

•	Southwestern Power Administration’s transmission assets;

•	Western Area Power Administration’s transmission assets;

•	Ronald Reagan Washington National and Dulles International Airports;

•	George Washington and Baltimore Washington Parkways;

•	Tennessee Valley Authority transmission assets;

•	Bonneville Power Administration’s transmission assets; and

•	Washington Aqueduct.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risks disclosed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.  See Note 13 for additional information regarding TVA's derivative transactions and risk management activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2018.  Based on this evaluation, TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA's disclosure controls and procedures were effective as of March 31, 2018, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise.  While the outcome of the Legal Proceedings to which TVA is a party cannot be predicted with certainty, any adverse outcome to a Legal Proceeding involving TVA may have a material adverse effect on TVA's financial condition, results of operations, and cash flows.

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

10.1
Second Amendment Dated as of February 21, 2018, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on February 26, 2018, File No. 000-52313)

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

Date:	May 3, 2018		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	_/s/ William D. Johnson _____
William D. Johnson
President and Chief Executive Officer (Principal Executive Officer)
		By:	_/s/ John M. Thomas, III __
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)