Form 10-Q
period 2019-03-31
Tennessee Valley Authority
filed 2019-05-02
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	46
Executive Overview...............................................................................................................................................................	46
Results of Operations............................................................................................................................................................	47
Liquidity and Capital Resources............................................................................................................................................	55
Key Initiatives and Challenges..............................................................................................................................................	57
Environmental Matters..........................................................................................................................................................	64
Legal Proceedings................................................................................................................................................................	66
Off-Balance Sheet Arrangements.........................................................................................................................................	67
Critical Accounting Policies and Estimates...........................................................................................................................	67
New Accounting Standards and Interpretations....................................................................................................................	67
Legislative and Regulatory Matters.......................................................................................................................................	67
Other Matters........................................................................................................................................................................	67

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	67

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	67
Disclosure Controls and Procedures.....................................................................................................................................	68
Changes in Internal Control over Financial Reporting..........................................................................................................	68

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	68

ITEM 1A. RISK FACTORS...........................................................................................................................................................	68

ITEM 6. EXHIBITS.......................................................................................................................................................................	69

SIGNATURES...............................................................................................................................................................................	70

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the "Quarterly Report"):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BLEU	Blended low-enriched uranium
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCR	Coal combustion residuals
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COL	Combined construction and operating license
COLA	Cost-of-living adjustment
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
DER	Distributed energy resources
DOE	Department of Energy
EA	Environmental Assessments
EIS	Environmental Impact Statement
EPA	Environmental Protection Agency
EPU	Extended Power Update
ESPA	Early Site Permit Application
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
HAP	Hazardous Air Pollutants
IRP	Integrated Resource Plan
JSCCG	John Sevier Combined Cycle Generation LLC
KOC	Knoxville Office Complex
kWh	Kilowatt hour(s)
LPC	TVA's local power company customer
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value

NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSR	New Source Review
OCI	Other comprehensive income (loss)
OCIP	Owner Controlled Insurance Program
PARRS	Putable Automatic Rate Reset Securities
PM	Particulate matter
QER	Quadrennial Energy Review
QTE	Qualified technological equipment and software
REIT	Real Estate Investment Trust
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SIPs	State implementation plans
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVA Act	The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

•	Addition or loss of customers by TVA or TVA's local power company customers ("LPCs");

•	Significant delays, cost increases, or cost overruns associated with the construction and maintenance of generation, transmission, navigation, flood control, or related assets;

•	Changes in the amount or timing of funding obligations associated with TVA's pension plans, other post-retirement benefit plans, or health care plans;

•	Increases in TVA's financial liabilities for decommissioning its nuclear facilities or retiring other assets;

•	Risks associated with the operation of nuclear facilities, coal combustion residual ("CCR") facilities, or other facilities;

•	Physical attacks on TVA's assets;

•	Cyber attacks on TVA's assets or the assets of third parties upon which TVA relies;

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2019	2018	2019	2018
Operating revenues
Revenue from sales of electricity	$2,712	$2,753	$5,393	$5,262
Other revenue	38	39	82	79
Total operating revenues	2,750	2,792	5,475	5,341
Operating expenses
Fuel	501	495	942	970
Purchased power	255	273	552	493
Operating and maintenance	800	632	1,545	1,278
Depreciation and amortization	466	436	811	859
Tax equivalents	136	126	268	250
Total operating expenses	2,158	1,962	4,118	3,850
Operating income	592	830	1,357	1,491
Other income (expense), net	14	11	38	23
Other net periodic benefit cost	65	65	129	128
Interest expense	300	314	602	636
Net income (loss)	$241	$462	$664	$750
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2019	2018	2019	2018
Net income (loss)	$241	$462	$664	$750
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	23	44	(29)	83
Reclassification to earnings from cash flow hedges	(14)	(28)	4	(31)
Total other comprehensive income (loss)	9	16	(25)	52
Total comprehensive income (loss)	$250	$478	$639	$802
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	March 31, 2019	September 30, 2018
Current assets
Cash and cash equivalents	$300	$299
Accounts receivable, net	1,394	1,657
Inventories, net	1,016	961
Regulatory assets	241	414
Other current assets	93	86
Total current assets	3,044	3,417

Property, plant, and equipment
Completed plant	61,712	61,114
Less accumulated depreciation	(29,803)	(29,335)
Net completed plant	31,909	31,779
Construction in progress	1,921	1,999
Nuclear fuel	1,444	1,487
Capital leases	143	149
Total property, plant, and equipment, net	35,417	35,414

Investment funds	2,835	2,862

Regulatory and other long-term assets
Regulatory assets	6,822	6,612
Other long-term assets	347	362
Total regulatory and other long-term assets	7,169	6,974

Total assets	$48,465	$48,667
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	March 31, 2019	September 30, 2018
Current liabilities
Accounts payable and accrued liabilities	$1,597	$1,982
Accrued interest	307	305
Current portion of leaseback obligations	40	38
Current portion of energy prepayment obligations	—	10
Regulatory liabilities	195	187
Short-term debt, net	1,617	1,216
Current maturities of power bonds	1,032	1,032
Current maturities of long-term debt of variable interest entities	38	38
Current maturities of notes payable	26	46
Total current liabilities	4,852	4,854

Other liabilities
Post-retirement and post-employment benefit obligations	4,318	4,476
Asset retirement obligations	4,875	4,665
Other long-term liabilities	2,914	2,715
Leaseback obligations	223	263
Regulatory liabilities	73	104
Total other liabilities	12,403	12,223

Long-term debt, net
Long-term power bonds, net	19,161	20,157
Long-term debt of variable interest entities, net	1,108	1,127
Long-term notes payable	22	23
Total long-term debt, net	20,291	21,307

Total liabilities	37,546	38,384

Commitments and contingencies

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	10,069	9,404
Total power program proprietary capital	10,327	9,662
Nonpower programs appropriation investment, net	560	564
Accumulated other comprehensive income (loss)	32	57
Total proprietary capital	10,919	10,283

Total liabilities and proprietary capital	$48,465	$48,667
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Six Months Ended March 31
 (in millions)

	2019	2018
Cash flows from operating activities
Net income (loss)	$664	$750
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization(1)	821	875
Amortization of nuclear fuel cost	179	189
Non-cash retirement benefit expense	157	162
Prepayment credits applied to revenue	(10)	(50)
Other regulatory amortization and deferrals	184	(26)
Changes in current assets and liabilities
Accounts receivable, net	269	230
Inventories and other current assets, net	(83)	19
Accounts payable and accrued liabilities	(274)	(111)
Accrued interest	6	4
Pension contributions	(155)	(154)
Other, net	(11)	(30)
Net cash provided by operating activities	1,747	1,858

Cash flows from investing activities
Construction expenditures	(862)	(958)
Nuclear fuel expenditures	(172)	(177)
Loans and other receivables
Advances	(4)	(10)
Repayments	4	2
Other, net	(6)	2
Net cash used in investing activities	(1,040)	(1,141)

Cash flows from financing activities
Long-term debt
Issues of power bonds	—	998
Redemptions and repurchases of power bonds	(1,003)	(700)
Redemptions of notes payable	(21)	(18)
Redemptions of debt of variable interest entities	(19)	(29)
Short-term debt issues (redemptions), net	378	(13)
Payments on leases and leasebacks	(40)	(39)
Financing costs, net	—	(3)
Other, net	(1)	(4)
Net cash provided by (used in) financing activities	(706)	192
Net change in cash, cash equivalents, and restricted cash	1	909
Cash, cash equivalents, and restricted cash at beginning of period	322	311
Cash, cash equivalents, and restricted cash at end of period	$323	$1,220

Supplemental disclosures
Significant non-cash transactions
Accrued capital and nuclear fuel expenditures	$281	$294
The accompanying notes are an integral part of these consolidated financial statements.
Note
(1) Includes amortization of debt issuance costs and premiums/discounts.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended March 31, 2019 and 2018
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2017	$258	$8,571	$570	$57	$9,456
Net income (loss)	—	464	(2)	—	462
Total other comprehensive income (loss)	—	—	—	16	16
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at March 31, 2018	$258	$9,033	$568	$73	$9,932

Balance at December 31, 2018	$258	$9,827	$562	$23	$10,670
Net income (loss)	—	243	(2)	—	241
Total other comprehensive income (loss)	—	—	—	9	9
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at March 31, 2019	$258	$10,069	$560	$32	$10,919
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Six Months Ended March 31, 2019 and 2018
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2017	$258	$8,282	$572	$21	$9,133
Net income (loss)	—	754	(4)	—	750
Total other comprehensive income (loss)	—	—	—	52	52
Return on power program appropriation investment	—	(3)	—	—	(3)
Balance at March 31, 2018	$258	$9,033	$568	$73	$9,932

Balance at September 30, 2018	$258	$9,404	$564	$57	$10,283
Net income (loss)	—	668	(4)	—	664
Total other comprehensive income (loss)	—	—	—	(25)	(25)
Return on power program appropriation investment	—	(3)	—	—	(3)
Balance at March 31, 2019	$258	$10,069	$560	$32	$10,919
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

Power rates are established by the TVA Board of Directors (the "TVA Board") as authorized by the Tennessee Valley Authority Act of 1933, as amended (the "TVA Act").  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes ("tax equivalents"); debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the Power Program Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business. TVA fulfilled its obligation under the TVA Act to repay $1.0 billion of the Power Program Appropriation Investment with the 2014 payment, and therefore this item is no longer a component of rate setting.  In setting TVA's rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Rates set by the TVA Board are not subject to review or approval by any state or other federal regulatory body.

Fiscal Year

TVA's fiscal year ends September 30.  Years (2019, 2018, etc.) refer to TVA's fiscal years unless they are preceded by "CY," in which case the references are to calendar years.

Cost-Based Regulation

Since the TVA Board is authorized by the TVA Act to set rates for power sold to its customers, TVA is self-regulated. Additionally, TVA's regulated rates are designed to recover its costs.  Based on current projections, TVA believes that rates, set at levels that will recover TVA's costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, or any of the other factors described above cease to be applicable, TVA would no longer be considered to be a regulated entity and would be required to write off these costs.  All regulatory asset write-offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable.

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

Reclassifications

Certain historical amounts have been reclassified in the accompanying consolidated financial statements to the current presentation. TVA reclassified $65 million and $128 million of net periodic benefit cost from Operating and maintenance expense to Other net periodic benefit cost in the Consolidated Statements of Operations for the three and six months ended March 31, 2018, respectively, as a result of the retrospective presentation of financing costs due to the implementation of the new accounting standard for defined benefit plan cost effective for TVA October 1, 2018. TVA also reclassified $13 million from Restricted cash and cash equivalents to Other long-term assets on the Consolidated Balance Sheet at September 30, 2018.

In the March 31, 2018 Consolidated Statements of Cash Flows, amounts previously reported as $(39) million Fuel cost adjustment deferral, $(6) million Fuel cost tax equivalents, and $19 million Other, net were consolidated and presented as $(26) million Other regulatory amortization and deferrals. Additionally, $(17) million in cash flows from operating activities previously recorded as $(12) million Accounts payable and accrued liabilities and $(5) million Regulatory asset costs were reclassified to Other, net.

Cash, Cash Equivalents, and Restricted Cash

Cash includes cash on hand, non-interest bearing cash, and deposit accounts. All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalents that are restricted, as to withdrawal or use under the terms of certain contractual agreements, are recorded in Other long-term assets in the Consolidated Balance Sheets. Restricted cash and cash equivalents includes cash held in trusts that are currently restricted for TVA economic development loans and for certain TVA environmental programs in accordance with agreements related to compliance with certain environmental regulations. See Note 19 — Legal Proceedings —Environmental Agreements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash
	At March 31, 2019	At September 30, 2018
Cash and cash equivalents	$300	$299
Restricted cash and cash equivalents included in Other long-term assets	23	23
Total Cash, cash equivalents, and restricted cash	$323	$322

Revenues

TVA recognizes revenue from contracts with customers to depict the transfer of goods or services to customers in an amount to which the entity expects to be entitled in exchange for those goods or services. For the generation and transmission of electricity, this is generally at the time the power is delivered to a metered customer delivery point for the customer's consumption or distribution. As a result, revenues from power sales are recorded as electricity is delivered to customers. In addition to power sales invoiced and recorded during the month, TVA accrues estimated unbilled revenues for power sales provided to five customers whose billing date occurs prior to the end of the month.  Exchange power sales are presented in the accompanying Consolidated Statements of Operations as a component of sales of electricity. Exchange power sales are sales of excess power after meeting TVA native load and directly served requirements.  Native load refers to the customers on whose behalf a company, by statute, franchise, regulatory requirement, or contract, has undertaken an obligation to serve. TVA engages in other arrangements in addition to power sales. Revenue from activities related to TVA’s overall mission (e.g., generation and transmission of power and stewardship of TVA-owned or controlled property) are recorded in Other revenue. Revenues that are not related to the overall mission are recorded in Other income (expense), net.

From time to time, TVA may transfer fiber optic capacity on TVA’s network to telecommunications service carriers and TVA's local power company customers ("LPCs").  These transactions are structured as indefeasible rights of use ("IRUs"), which are the exclusive right to use a specified amount of fiber optic capacity for a specified term.  TVA accounts for the consideration received on transfers of fiber optic capacity and on all of the other elements deliverable under an IRU as revenue ratably over the term of the agreement.  TVA does not recognize revenue on any contemporaneous exchanges of its fiber optic capacity for an IRU of fiber optic capacity of the counterparty to the exchange.

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

The allowance for uncollectible accounts was less than $1 million at both March 31, 2019, and September 30, 2018, for accounts receivable. Additionally, loans receivable of $151 million and $138 million at March 31, 2019, and September 30, 2018, respectively, are included in Accounts receivable, net and Other long-term assets and are reported net of allowances for uncollectible accounts of less than $1 million at both March 31, 2019, and September 30, 2018.

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenue from such pre-commercial generation based on the guidance provided by Federal Energy Regulatory Commission ("FERC") regulations. The Allen Combined Cycle Plant ("Allen CC") began pre-commercial operations in September 2017, and began commercial operations in April 2018. Cogeneration capability at Johnsonville Combustion Turbine Unit 20 commenced pre-commercial plant operations in September 2017, and was placed in service during December 2017. Estimated revenue of $10 million and $11 million related to these projects was capitalized to offset project costs for the three and six months ended March 31, 2018, respectively. TVA also capitalized related fuel costs for these construction projects of approximately $11 million and $14 million during the three and six months ended March 31, 2018, respectively. No such amounts were capitalized during the three and six months ended March 31, 2019.

Depreciation

TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies. These studies are updated at least every five years. Depreciation expense was $424 million and $331 million for the three months ended March 31, 2019 and 2018, respectively. Depreciation expense was $732 million and $649 million for the six months ended March 31, 2019 and 2018, respectively. See Note 5 — Financial Impact for a discussion of the impact of plant closures.

2.  Impact of New Accounting Standards and Interpretations

The following are accounting standard updates issued by the Financial Accounting Standards Board ("FASB") that TVA adopted during 2019:

Defined Benefit Costs
Description
This guidance changes how information about defined benefit costs for pension plans and other post-retirement benefit plans is presented in employer financial statements. The guidance requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit and settlement and curtailment effects, are to be included in non-operating expenses. Additionally, the guidance stipulates that only the service cost component of net benefit cost is eligible for capitalization in assets. The guidance requires retrospective presentation of the service and non-service cost components in the Consolidated Statements of Operations.

Effective Date for TVA	October 1, 2018
Effect on the Financial Statements or Other Significant Matters
TVA adopted this standard on a retrospective basis for the prior period presented resulting in lower operating expenses and higher non-operating expenses in the Consolidated Statements of Operations of $129 million and $128 million for the six months ended March 31, 2019 and 2018, respectively. There was no impact on the Consolidated Balance Sheets because TVA has historically capitalized only the service cost component, which is consistent with the new guidance.

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

The following accounting standards have been issued but as of March 31, 2019, were not effective and had not been adopted by TVA:

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

Fair Value Measurement Disclosure
Description
The guidance changes certain disclosure requirements for fair value measurements. It removes certain disclosure requirements, such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of the transfers between levels; and the valuation processes for Level 3 fair value measurements.  Some disclosure requirements are added, such as the change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

Effective Date for TVA	The new standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2020. While early adoption is permitted, TVA does not currently plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters
TVA does not expect the adoption of this standard to have a material impact on TVA’s financial condition, results of operations or cash flows. TVA is currently evaluating the potential impact on related disclosures.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net
	At March 31, 2019	At September 30, 2018
Power receivables	$1,322	$1,570
Other receivables	72	87
Accounts receivable, net	$1,394	$1,657
Note
Allowance for uncollectible accounts was less than $1 million at March 31, 2019 and September 30, 2018, and therefore is not represented in the table above.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net
	At March 31, 2019	At September 30, 2018
Materials and supplies inventory	$734	$725
Fuel inventory	318	266
Renewable energy certificates/emission allowance inventory, net	16	14
Allowance for inventory obsolescence	(52)	(44)
Inventories, net	$1,016	$961

5. Plant Closures

Background

TVA must continuously evaluate all generating assets to ensure an optimum energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. During its August 2018 meeting, the TVA Board approved a plan to perform assessments of Bull Run Fossil Plant ("Bull Run") and Paradise Fossil Plant ("Paradise"). These assessments included resiliency studies for fuel and transmission and financial considerations. TVA also prepared Environmental Assessments ("EAs") pursuant to National Environmental Policy Act ("NEPA"). Results of these assessments were presented to the TVA Board at its February 2019 meeting, and the Board approved the retirement of Paradise Unit 3 by December 2020 and Bull Run by December 2023. Subsequent to the Board approval, TVA determined that Paradise would not be restarted after January 2020 due to the plant's material condition.

Financial Impact

As a result of TVA’s decision to accelerate the retirements of Paradise and Bull Run, certain construction projects at these locations were identified as probable of abandonment or were no longer expected to be in service for greater than one year prior to the plants' retirement dates. The write-off of these projects resulted in $124 million of Operating and maintenance expense during the three months ended March 31, 2019. TVA also recognized losses of $11 million in Operating and maintenance expense related to additional materials and supplies inventory reserves and write-offs identified at Paradise during the three months ended March 31, 2019.

TVA’s policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Paradise and Bull Run, TVA recognized an additional $115 million of accelerated depreciation for the three months ended March 31, 2019.

6.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets
	At March 31, 2019	At September 30, 2018
Loans and other long-term receivables, net(1)	$144	$125
EnergyRight® receivables	86	90
Prepaid capacity payments	23	27
Restricted cash and cash equivalents(1)	23	23
Commodity contract derivative assets	10	31
Other	61	66
Other long-term assets	$347	$362
Note
(1) Certain historical amounts have been reclassified to conform with current year presentation of Restricted cash and cash equivalents.

In association with the EnergyRight® Solutions program, LPCs offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. As of March 31, 2019, and September 30, 2018, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $21 million and $22 million, respectively. See Note 10 for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities
	At March 31, 2019	At September 30, 2018
Current regulatory assets
Gallatin coal combustion residual facilities	$26	$38
Unrealized losses on interest rate derivatives	78	73
Environmental agreements	—	3
Unrealized losses on commodity contracts	7	4
Environmental cleanup costs – Kingston ash spill	130	266
Fuel cost adjustment receivable	—	30
Total current regulatory assets	241	414

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	3,000	3,119
Non-nuclear decommissioning costs	1,054	1,019
Nuclear decommissioning costs	856	784
Gallatin coal combustion residual facilities	864	861
Unrealized losses on interest rate derivatives	897	692
Environmental agreements	12	11
Unrealized losses on commodity contracts	7	8
Other non-current regulatory assets	132	118
Total non-current regulatory assets	6,822	6,612
Total regulatory assets	$7,063	$7,026

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$144	$146
Fuel cost adjustment	19	—
Unrealized gains on commodity derivatives	32	41
Total current regulatory liabilities	195	187

Non-current regulatory liabilities
Deferred other post-retirement benefits cost	63	73
Unrealized gains on commodity derivatives	10	31
Total non-current regulatory liabilities	73	104
Total regulatory liabilities	$268	$291

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of March 31, 2019, and September 30, 2018, as reflected in the Consolidated Balance Sheets are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At March 31, 2019	At September 30, 2018
Current liabilities
Accrued interest	$11	$11
Accounts payable and accrued liabilities	2	2
Current maturities of long-term debt of variable interest entities	38	38
Total current liabilities	51	51
Other liabilities
Other long-term liabilities	27	28
Long-term debt, net
Long-term debt of variable interest entities, net	1,108	1,127
Total liabilities	$1,186	$1,206

Interest expense of $14 million for both the three months ended March 31, 2019 and 2018, and $28 million and $29 million for the six months ended March 31, 2019 and 2018, respectively, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

Lawsuit Brought by TDEC. In January 2015, the Tennessee Department of Environment and Conservation ("TDEC") filed a lawsuit against TVA in the Chancery Court for Davidson County, Tennessee, alleging that pollutants from Gallatin have been discharged in violation of the Tennessee Water Quality Control Act and the Tennessee Solid Waste Disposal Act. TDEC seeks injunctive relief, which could include an order requiring TVA to relocate the CCR facilities, and civil penalties of up to $17,000 per day for each day TVA is found to have violated the statutes. The Tennessee Scenic Rivers Association ("TSRA") and Tennessee Clean Water Network ("TCWN") are also plaintiffs. Trial in this action is scheduled to begin in October 2019.

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

On October 2, 2017, TVA appealed the court's decision to the United States Court of Appeals for the Sixth Circuit ("Sixth Circuit"). On September 24, 2018, a panel of the Sixth Circuit reversed the district court decision and held that the district court erred by imposing CWA liability against TVA and that, therefore, the imposition of injunctive relief was an abuse of discretion. On October 22, 2018, the plaintiffs filed a petition requesting that the full Sixth Circuit rehear the case. On January 17, 2019, the Sixth Circuit denied the petition. On February 1, 2019, the Sixth Circuit issued its mandate, which made its September 24, 2018, decision final. On April 15, 2019, the plaintiffs requested review by the United States Supreme Court.

Financial Impact

In August 2017, TVA began using regulatory accounting treatment to defer expected future costs of compliance with orders or settlements related to lawsuits involving the Gallatin CCR facilities. The TVA Board approved a plan to amortize these costs over the anticipated duration of the Gallatin CCR facilities project (excluding post-closure care), that began on October 1, 2018, as project costs are incurred. TVA has estimated these costs to be approximately $900 million. These costs include, among other things, environmental studies concerning the existing and new facilities, the permitting activities for the new facility, design and construction of the new facility onsite at Gallatin, relocating the material from the existing facilities to the new facility, closing the existing facilities, monitoring activities, and an amount of additional costs reflecting the expected impacts of inflation over the 24 year expected duration of the project. The costs do not include such items as any additional order or penalty arising from the TDEC lawsuit, which cannot be reasonably estimated at this time. TVA has not discounted this environmental obligation to a present value amount. TVA also plans on completing a capital project related to construction of a permanent bottom ash dewatering facility. This capital project, which is not included in the estimate for cleanup costs above, is estimated to cost approximately $71 million and be completed by 2020.

It is reasonably possible that TVA will be required to move the CCR materials offsite, which would materially increase both the cost and the time to complete the project. TVA has estimated that if it is required to relocate the materials to a facility off the Gallatin site, TVA may incur up to $2.0 billion in expenses, plus an amount of additional costs reflecting the expected impacts of inflation given the extended duration of an offsite relocation project. It is estimated that the process of obtaining the necessary permits for offsite disposal, locating or constructing an offsite facility, and moving all of the CCR materials offsite would take approximately 40 years.

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

At March 31, 2019, related liabilities of $864 million and $22 million were recorded in Other long-term liabilities and Accounts payable and accrued liabilities, respectively.

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements, liabilities for environmental remediation, and liabilities under agreements related to compliance with certain environmental regulations. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At March 31, 2019	At September 30, 2018
Interest rate swap liabilities	$1,330	$1,122
Gallatin coal combustion residual facilities liability	864	862
Capital lease obligations	176	178
Currency swap liabilities	110	81
EnergyRight® financing obligation	96	102
Paradise pipeline financing obligation(1)	80	80
Accrued long-term service agreement(1)	71	74
Other(1)	187	216
Total other long-term liabilities	$2,914	$2,715
Note
(1) Certain amounts have been reclassified to conform with current year presentation.

Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. As of March 31, 2019, and September 30, 2018, the carrying amount of the interest rate swap liabilities reported in Accounts payable and accrued liabilities was approximately $78 million and $77 million, respectively. See Note 14 —Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities. As of March 31, 2019, Interest rate swap liabilities increased $208 million as compared to September 30, 2018, primarily due to large decreases in interest rates resulting in higher mark-to-market values on future expected net cash flows.

Gallatin Coal Combustion Residual Facilities Liability. The estimated cost of the potential Gallatin CCR project is approximately $900 million. The current and long-term portions of the resulting obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. As of March 31, 2019, and September 30, 2018, related liabilities of $22 million and $30 million, respectively, were recorded in Accounts payable and accrued liabilities. See Note 9 for information regarding the Gallatin CCR facilities.

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from LPCs in association with the EnergyRight® Solutions program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. The carrying amount of the financing obligation reported in Accounts payable and accrued liabilities for March 31, 2019, and September 30, 2018, was approximately $24 million and $25 million, respectively. See Note 6 for information regarding the associated loans receivable.

Paradise Pipeline Financing Obligation. TVA reserves firm pipeline capacity on an approximately 19 mile pipeline owned by Texas Gas, which serves TVA’s Paradise Combined Cycle Plant. The capacity contract contains a lease component due to TVA’s exclusive right to use the pipeline. TVA accounts for this lease component as a financing transaction. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. As of both March 31, 2019, and September 30, 2018, related liabilities of less than $1 million were recorded in Accounts payable and accrued liabilities.

Accrued Long-Term Service Agreement. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. As of March 31, 2019, and September 30, 2018, related liabilities of $15 million and $30 million, respectively, were recorded in Accounts payable and accrued liabilities.

11.  Asset Retirement Obligations

During the six months ended March 31, 2019, TVA's total asset retirement obligations ("ARO") liability increased $198 million as a result of revisions in estimates and periodic accretion, partially offset by settlement activity from ongoing ARO projects at TVA facilities. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the six months ended March 31, 2019, $72 million of the related non-nuclear regulatory assets were amortized into expense as these amounts were collected in rates. See Note 7. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 15 — Investment Funds and Note 19 — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity(1)
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2018	$2,989	$1,790	$4,779
Settlements	—	(42)	(42)
Revisions in estimate	—	136	136
Additional Obligation	14	—	14
Accretion (recorded as regulatory asset)	67	23	90
Balance at March 31, 2019	$3,070	$1,907	$4,977
Note
(1) The current portion of ARO in the amount of $102 million and $115 million is included in Accounts payable and accrued liabilities at March 31, 2019, and September 30, 2018, respectively.

As a result of recent experience in completing settlements at certain facilities, the revisions in non-nuclear estimates increased $103 million primarily due to expected costs for asbestos abatement activities across TVA's fossil fleet. In addition, TVA approved a change in the preferred closure method for the Allen West Impoundment from closure in place to closure by removal, which resulted in a cost increase of $33 million.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at March 31, 2019, and September 30, 2018, consisted of the following:

Debt Outstanding
	At March 31, 2019	At September 30, 2018
Short-term debt
Short-term debt, net	$1,617	$1,216
Current maturities of power bonds	1,032	1,032
Current maturities of long-term debt of variable interest entities	38	38
Current maturities of notes payable	26	46
Total current debt outstanding, net	2,713	2,332
Long-term debt
Long-term power bonds(1)	19,298	20,300
Long-term debt of variable interest entities, net	1,108	1,127
Long-term notes payable	22	23
Unamortized discounts, premiums, issue costs, and other	(137)	(143)
Total long-term debt, net	20,291	21,307
Total outstanding debt	$23,004	$23,639
Note
(1) Includes net exchange gain from currency transactions of $146 million and $147 million at March 31, 2019, and September 30, 2018, respectively.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2018, to March 31, 2019:

Debt Securities Activity
	Date	Amount(1)	Interest Rate
Redemptions/Maturities
electronotes®	First Quarter 2019	$1	2.65%
electronotes®	Second Quarter 2019	1	3.48%
2013 Series A	October 2018	1,000	1.75%
2009 Series B	December 2018	1	3.77%
Total redemptions/maturities of power bonds		1,003
Notes payable		21	0.84%
Debt of variable interest entities		19	4.31%
Total redemptions/maturities of debt		$1,043
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed in 2018 with a maturity date of September 30, 2019. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at March 31, 2019. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

TVA also has funding available under four long-term revolving credit facilities totaling $2.7 billion: a $150 million credit facility that matures on December 11, 2021, a $500 million credit facility that matures on February 1, 2022, a $1.0 billion credit facility that matures on June 13, 2023, and a $1.0 billion credit facility that matures on September 28, 2023. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At March 31, 2019, and September 30, 2018, there were approximately $932 million and $921 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. See Note 14 — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At March 31, 2019
	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
Maturity Date
December 2021	$150	$38	$—	$112
February 2022	500	500	—	—
June 2023	1,000	213	—	787
September 2023	1,000	181	—	819
Total	$2,650	$932	$—	$1,718

Lease/Leasebacks

TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software (collectively, "QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At March 31, 2019, and September 30, 2018, the outstanding leaseback obligations related to the remaining CTs and QTE were $263 million and $301 million, respectively. In March 2019, TVA made final rent payments under lease/leaseback transactions involving eight CTs, and TVA had previously acquired the equity interests related to these transactions. Final rent payments are scheduled to be made under the remaining CT lease/leaseback transactions on various dates from May 2020 to January 2022. TVA has already acquired the equity interests related to transactions involving eight of these CTs and will have the option to acquire the equity interests related to transactions involving remaining eight CTs for additional amounts.

13.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA's currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA's portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt and any related accrued interest in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended March 31, 2019 and 2018, TVA reclassified $14 million and $28 million of gains, respectively, related to its cash flow hedges from AOCI to Interest expense. During the six months ended March 31, 2019 and 2018, TVA reclassified $4 million of losses and $31 million of gains, respectively, related to its cash flow hedges from AOCI to Interest expense.

TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. As such, certain items that would generally be reported in AOCI or that would impact the statements of operations are recorded as regulatory assets or regulatory liabilities. See Note 7 for a schedule of regulatory assets and liabilities.  See Note 14 for a discussion of the recognition in AOCI of gains and losses associated with certain derivative contracts. See Note 15 for a discussion of the recognition of certain investment fund gains and losses as regulatory assets and liabilities.  See Note 18 for a discussion of the regulatory accounting related to components of TVA's benefit plans.

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
			Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2019	2018	2019	2018
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction	$23	$44	$(29)	$83

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2) Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Interest Expense(1)
	Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	2019	2018	2019	2018
Currency swaps	$14	$28	$(4)	$31
Note
(1) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $40 million of gains from AOCI to interest expense within the next 12 months to offset amounts anticipated to be recorded in interest expense related to net exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1)
			Three Months Ended March 31		Six Months Ended March 31
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2019	2018	2019	2018
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses are recognized in interest expense when incurred during the settlement period	$(19)	$(23)	$(39)	$(47)

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses due to contract settlements are recognized in fuel expense as incurred	—	3	—	—

Commodity derivatives under FTP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production	—	—	—	(8)
Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three and six months ended March 31, 2019 and 2018.

Fair Values of TVA Derivatives
	At March 31, 2019		At September 30, 2018
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(72)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(67)	$(67)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(62)
£250 million Sterling	(25)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(20)	(12)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(7)
£150 million Sterling	(26)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(23)	(15)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(12)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(1,020)	Accounts payable and accrued liabilities $(56); Other long-term liabilities $(964)	$(878)	Accounts payable and accrued liabilities $(56); Other long-term liabilities $(822)
$476 million notional	(383)	Accounts payable and accrued liabilities $(20); Other long-term liabilities $(363)	(317)	Accounts payable and accrued liabilities $(20); Other long-term liabilities $(297)
$42 million notional	(5)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(3)	(4)	Accounts payable and accrued liabilities $(1); Other long-term liabilities $(3)
Commodity contract derivatives	28	Other current assets $32; Other long-term assets $10; Other long-term liabilities $(7); Accounts payable and accrued liabilities $(7)	60	Other current assets $41; Other long-term assets $31; Other long-term liabilities $(8); Accounts payable and accrued liabilities $(4)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had three currency swaps outstanding as of March 31, 2019, with total currency exposure of £600 million and expiration dates ranging from 2021 to 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included in TVA's Consolidated Statements of Operations. For the three months ended March 31, 2019 and 2018, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized losses of $99 million and unrealized gains of $143 million, respectively. For the six months ended March 31, 2019 and 2018, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized losses of $209 million and unrealized gains of $171 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At March 31, 2019, TVA's coal contract derivatives had terms of up to two years, and TVA's natural gas contract derivatives had terms of up to three years.

Commodity Contract Derivatives
	At March 31, 2019			At September 30, 2018
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	16	15 million tons	$38	13	20 million tons	$58
Natural gas contract derivatives	42	360 million mmBtu	$(10)	61	359 million mmBtu	$2

Derivatives Under FTP. TVA has suspended its FTP and no longer uses financial instruments to hedge risks related to commodity prices. Prior to the suspension of the FTP, TVA deferred all FTP unrealized gains (losses) as regulatory liabilities (assets) and recorded only realized gains or losses to match the delivery period of the underlying commodity. TVA did not experience any unrealized gains and losses related to the FTP at March 31, 2019 or September 30, 2018. TVA experienced the following realized losses related to the FTP during the periods set forth in the table below:

Financial Trading Program Realized Gains (Losses)
	Three Months Ended March 31		Six Months Ended March 31
	2019	2018	2019	2018
Decrease (increase) in fuel expense
Natural gas	$—	$—	$—	$(6)
Decrease (increase) in purchased power expense
Natural gas	—	—	—	(2)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the Consolidated Balance Sheets at March 31, 2019, and September 30, 2018, are shown in the table below:

Derivative Assets and Liabilities
	At March 31, 2019
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet(2)
Assets
Commodity derivatives not subject to master netting or similar arrangement	$42	$—	$42

Liabilities
Currency swaps(3)	$123	$—	$123
Interest rate swaps(3)	1,408	—	1,408
Total derivatives subject to master netting or similar arrangement	1,531	—	1,531
Commodity derivatives not subject to master netting or similar arrangement	14	—	14
Total liabilities	$1,545	$—	$1,545

	At September 30, 2018
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet(2)
Assets
Commodity derivatives not subject to master netting or similar arrangement	$72	$—	$72

Liabilities
Currency swaps(3)	$94	$—	$94
Interest rate swaps(3)	1,199	—	1,199
Total derivatives subject to master netting or similar arrangement	1,293	—	1,293
Commodity derivatives not subject to master netting or similar arrangement	12	—	12
Total liabilities	$1,305	$—	$1,305
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
(3) Letters of credit of approximately $932 million and $921 million were posted as collateral at March 31, 2019, and September 30, 2018, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the TVA Deferred Compensation Plan ("DCP"). See Note 15 — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At March 31, 2019, and September 30, 2018, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $59 million and $45 million at March 31, 2019, and September 30, 2018, respectively.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At March 31, 2019, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.5 billion.  TVA's collateral obligations at March 31, 2019, under these arrangements were approximately $1.0 billion, for which TVA had posted approximately $932 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at March 31, 2019. The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (i.e., barge, rail, and truck). Emerging technologies, environmental regulations, and low natural gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies. Continued difficulties by coal suppliers could result in consolidations, additional bankruptcies, restructuring, contract renegotiations, or other scenarios. Under these scenarios and TVA’s potential available responses, TVA does not anticipate a significant financial impact in obtaining continued fuel supply for its coal-fired generation.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant. TVA has determined that the supplier has the equivalent of a non-investment grade credit rating; therefore, the supplier has provided credit assurance to TVA under the terms of the agreement.

Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT fund and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur substantial costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT fund and the qualified pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At March 31, 2019, all of TVA's currency swaps and interest rate swaps as well as all of the derivatives in the NDT were with banking counterparties whose Moody's credit ratings were A3 or higher.

TVA classifies qualified forward coal and natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At March 31, 2019, the coal contracts were with counterparties whose Moody's credit rating, or TVA’s internal analysis when such information was unavailable, ranged from Ca to Baa2. At March 31, 2019, the natural gas contracts were with counterparties whose ratings ranged from B1 to A2. See Suppliers above for discussion of challenges facing the coal industry. TVA's total value for derivative contracts with coal and natural gas counterparties in an asset position as of March 31, 2019, was approximately $42 million.

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

Investment Funds

At March 31, 2019, Investment funds were composed of $2.8 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $2.1 billion and $698 million, respectively, at March 31, 2019.

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

Private equity limited partnerships, private real estate investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $142 million, unfunded commitments related to private real estate of $26 million, and unfunded commitments related to private credit of $11 million at March 31, 2019. The ART had unfunded commitments related to private equity limited partnerships of $59 million, unfunded commitments related to private real estate of $11 million, and unfunded commitments related to private credit of $6 million at March 31, 2019. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. During the second quarter of 2019, TVA transitioned its valuation methodology for determining the fair value of these investments. The fair value of the investments is now based on TVA's ownership percentage of the fair value of the underlying investments and estimated by TVA utilizing public market equivalent benchmarks. The fair value of these investments were previously based on information provided by the investment managers. These investments are typically valued on a quarterly basis. TVA's private equity limited partnerships, private real estate investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at net asset value in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)
		Three Months Ended March 31		Six Months Ended March 31
Fund	Financial Statement Presentation	2019	2018	2019	2018
SERP	Other income (expense)	$5	$(2)	$(1)	$—
DCP	Other income (expense)	1	(1)	(2)	—
NDT	Regulatory asset	154	(75)	(47)	(29)
ART	Regulatory asset	52	(14)	(52)	6

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2017) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at March 31, 2019.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2019, and September 30, 2018. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$258	$—	$—	$258
Government debt securities	219	50	—	269
Corporate debt securities	—	504	—	504
Mortgage and asset-backed securities	—	34	—	34
Institutional mutual funds	224	—	—	224
Forward debt securities contracts	—	59	—	59
Private credit measured at net asset value(1)	—	—	—	19
Private equity funds measured at net asset value(1)	—	—	—	140
Private real estate funds measured at net asset value(1)	—	—	—	128
Commingled funds measured at net asset value(1)	—	—	—	1,200
Total investments	701	647	—	2,835
Commodity contract derivatives	—	2	40	42
Total	$701	$649	$40	$2,877

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(2)	$—	$123	$—	$123
Interest rate swaps	—	1,408	—	1,408
Commodity contract derivatives	—	12	2	14
Total	$—	$1,543	$2	$1,545
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

The following table presents a reconciliation of all commodity contract derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	Commodity Contract Derivatives
	Three Months Ended March 31	Six Months Ended March 31
Balance at beginning of period	$(73)	$(67)
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	21	15
Balance at March 31, 2018	$(52)	$(52)

Balance at beginning of period	$63	$58
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	(25)	(20)
Balance at March 31, 2019	$38	$38

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2019	Valuation Technique(s)	Unobservable Inputs	Range
Assets
Commodity contract derivatives	$40	Pricing model	Coal supply and demand	0.6 - 0.8 billion tons/year
			Long-term market prices	$12.30 - $106.21/ton
Liabilities
Commodity contract derivatives	$(2)	Pricing model	Coal supply and demand	0.6 - 0.8 billion tons/year
			Long-term market prices	$12.30 - $106.21/ton

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2018	Valuation Technique(s)	Unobservable Inputs	Range
Assets
Commodity contract derivatives	$59	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$12.25 - $112.24/ton
Liabilities
Commodity contract derivatives	$1	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$12.25 - $112.24/ton

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair value of the financial instruments held at March 31, 2019, and September 30, 2018, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at March 31, 2019, and September 30, 2018, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At March 31, 2019		At September 30, 2018
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$107	$106	$112	$112

Loans and other long-term receivables, net (including current portion)	Level 2	$151	$136	$138	$123

EnergyRight® financing obligation (including current portion)	Level 2	$120	$135	$127	$143

Unfunded loan commitments	Level 2	$—	$5	$—	$3

Membership interest of variable interest entities subject to mandatory redemption (including current portion)	Level 2	$29	$36	$30	$37

Long-term outstanding power bonds (including current maturities), net	Level 2	$20,193	$24,180	$21,189	$23,896

Long-term debt of variable interest entities (including current maturities), net	Level 2	$1,146	$1,299	$1,165	$1,256

Long-term notes payable (including current maturities)	Level 2	$48	$47	$69	$68

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

16.  Revenue

As described in Note 2, TVA adopted Revenue from Contracts with Customers effective October 1, 2018, using the modified retrospective method of adoption, which does not require restatement of prior year reported results. As a result of the adoption of this standard, no cumulative effect adjustment was recorded. Additionally, comparative disclosures for 2018 operating results with the previous revenue recognition rules are not applicable as TVA’s revenue recognition has not materially changed as a result of the new standard.

Revenue from Sales of Electricity

TVA’s revenue from contracts with customers is primarily derived from the generation and sale of electricity to its customers and is included in Revenue from sales of electricity on the Consolidated Statements of Operations. Electricity is sold primarily to LPCs for distribution to their end-use customers. In addition, TVA sells electricity to directly served industrial companies, federal agencies, and others.

LPC sales
Approximately 93 percent of TVA’s revenue from sales of electricity is to LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenue

During the three and six months ended March 31, 2019, revenues generated from TVA’s electricity sales were $2.7 billion and $5.4 billion, respectively, and accounted for virtually all of TVA’s revenues. TVA’s revenues by state for the three and six months ended March 31, 2019 and 2018 are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2019	2018	2019	2018
Alabama	$387	$406	$779	$767
Georgia	70	73	137	136
Kentucky	173	174	341	333
Mississippi	249	252	501	489
North Carolina	21	20	41	36
Tennessee	1,799	1,822	3,568	3,482
Virginia	13	14	25	26
Subtotal	2,712	2,761	5,392	5,269
Off-system sales	—	2	1	4
Revenue capitalized during pre-commercial plant operations(1)	—	(10)	—	(11)
Revenue from sales of electricity	2,712	2,753	5,393	5,262
Other revenues	38	39	82	79
Total operating revenues	$2,750	$2,792	$5,475	$5,341
Note
(1) Represents revenue capitalized during pre-commercial operations of $10 million and $11 million for the three and six months ended March 31, 2018, respectively. See Note 1 — Pre-Commercial Plant Operations.

TVA’s revenues by customer type for the three and six months ended March 31, 2019 and 2018 are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2019	2018	2019	2018
Revenue from sales of electricity
Local power companies	$2,514	$2,564	$4,981	$4,880
Industries directly served	168	168	353	333
Federal agencies and other	30	31	59	60
Revenue capitalized during pre-commercial plant operations(1)	—	(10)	—	(11)
Revenue from sales of electricity	2,712	2,753	5,393	5,262
Other revenues	38	39	82	79
Total operating revenues	$2,750	$2,792	$5,475	$5,341
Note
(1) Represents revenue capitalized during pre-commercial operations of $10 million and $11 million for the three and six months ended March 31, 2018, respectively. See Note 1 — Pre-Commercial Plant Operations.

The number of LPCs with the contract arrangements described below, the revenues derived from such arrangements for the three and six months ended March 31, 2019, and the percentage of TVA’s total operating revenues for the three and six months ended March 31, 2019 represented by these revenues are summarized in the tables below:

TVA Local Power Company Contracts At March 31, 2019
Contract Arrangements(1)	Number of LPCs	Sales to LPCs in the Three Months Ended March 31, 2019 (in millions)	Percentage of Total Operating Revenues in the Three Months Ended March 31, 2019
20-year termination notice	3	$34	1.2%
15-year termination notice	11	127	4.6%
12-year termination notice	1	6	0.2%
10-year termination notice	52	862	31.3%
6-year termination notice	1	13	0.5%
5-year termination notice	86	1,472	53.5%
Total	154	$2,514	91.3%
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

TVA Local Power Company Contracts At March 31, 2019
Contract Arrangements(1)	Number of LPCs	Sales to LPCs in the Six Months Ended March 31, 2019 (in millions)	Percentage of Total Operating Revenues in the Six Months Ended March 31, 2019
20-year termination notice	3	$67	1.2%
15-year termination notice	11	251	4.6%
12-year termination notice	1	12	0.2%
10-year termination notice	52	1,714	31.3%
6-year termination notice	1	25	0.5%
5-year termination notice	86	2,912	53.2%
Total	154	$4,981	91.0%
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
TVA’s two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 10-year termination notice period, respectively. Sales to MLGW and NES both accounted for eight percent of TVA’s total operating revenues during the six months ending March 31, 2019.

Contract Balances

Contract assets represent an entity’s right to consideration in exchange for goods and services that the entity has transferred to customers. TVA does not have any material contract assets as of March 31, 2019.

Contract liabilities represent an entity’s obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation.

Energy Prepayment Obligations. In 2004, TVA and its largest customer, Memphis Light, Gas and Water Division ("MLGW"), entered into an energy prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs of electricity to be delivered by TVA to MLGW over a period of 15 years.  TVA accounted for the prepayment as unearned revenue and reported the obligation to deliver power under this arrangement as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2018 Consolidated Balance Sheet.  TVA recognized approximately $100 million of noncash revenue in each year of the arrangement as electricity was delivered to MLGW based on the ratio of units of kilowatt hours delivered to total units of kilowatt hours under contract.  At March 31, 2019, $1.5 billion had been recognized as noncash revenue on a cumulative basis during the life of the agreement, $25 million of which was recognized as noncash revenue and a corresponding reduction in the balance of Energy prepayment obligations during the three months ended March 31, 2018. There was no recognized noncash revenue during the three months ended March 31, 2019. During the six months ended March 31, 2019 and 2018, $10 million and $50 million, respectively, were recognized as noncash revenue and a corresponding reduction in the balance of Energy prepayment obligations. Discounts to account for the time value of money, which were recorded as a reduction to electricity sales, amounted to $12 million for the three months ended March 31, 2018. There were no discounts to account for the time value of money during the three months ended March 31, 2019. Discounts to account for the time value of money, which were recorded as a reduction to electricity sales, amounted to $4 million and $23 million for the six months ended March 31, 2019 and 2018, respectively.

Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in certain business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $89 million and $71 million during the three months ended March 31, 2019, and 2018, respectively. Incentives recorded as a reduction to revenue were $156 million and $136 million during the six months ended March 31, 2019, and 2018, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities in the Consolidated Balance Sheets. At March 31, 2019 and September 30, 2018, the outstanding unpaid incentives were $154 million and $145 million, respectively. These incentives may be subject to clawback provisions if the customers fail to meet certain program requirements.

17.  Other Income (Expense), Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income (Expense), Net
	Three Months Ended March 31		Six Months Ended March 31
	2019	2018	2019	2018
Bellefonte deposit	$—	$—	$21	$—
Interest income	6	6	12	11
External services	2	4	6	8
Miscellaneous	—	1	—	1
Gains (losses) on investments	6	—	(1)	3
Total other income (expense), net	$14	$11	$38	$23

During the three months ended March 31, 2019, other income (expense), net increased $3 million primarily driven by $6 million of unrealized gains on the SERP and DCP investments during the quarter. During the six months ended March 31, 2019, other income (expense), net increased $15 million primarily driven by $21 million of other income related to a deposit liability received by TVA as a down payment on the sale of Bellefonte. The purchaser, Nuclear Development, LLC, failed to fulfill the requirements of the sales contract with respect to obtaining NRC approval of the transfer of required nuclear licenses and payment of the remainder of the selling price before the November 30, 2018, closing date.

18.  Benefit Plans

TVA sponsors a qualified defined benefit plan ("pension plan") that covers most of its full-time employees hired before July 1, 2014, a qualified defined contribution plan ("401(k) plan") that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of eligible retirees' medical coverage, other post-employment benefits, such as workers' compensation, and the SERP. The pension plan and the 401(k) plan are administered by a separate legal entity, the TVA Retirement System ("TVARS"), which is governed by its own board of directors.

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and six months ended March 31, 2019 and 2018, were as follows:

Components of TVA's Benefit Plans(1)
	For the Three Months Ended March 31				For the Six Months Ended March 31
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$10	$13	$3	$3	$22	$27	$6	$7
Interest cost	126	119	5	4	249	237	9	9
Expected return on plan assets	(120)	(119)	—	—	(239)	(239)	—	—
Amortization of prior service credit	(24)	(24)	(6)	(5)	(49)	(49)	(12)	(11)
Recognized net actuarial loss	86	101	1	2	168	204	2	4
Total net periodic benefit cost as actuarially determined	78	90	3	4	151	180	5	9
Amount expensed (capitalized) due to actions of regulator	(2)	(13)	—	—	1	(27)	—	—
Total net periodic benefit cost	$76	$77	$3	$4	$152	$153	$5	$9
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost in the Consolidated Statements of Operations.

TVA's minimum required pension plan contribution for 2019 is $300 million. TVA contributes $25 million per month to TVARS and as of March 31, 2019, had contributed $150 million. The remaining $150 million will be contributed by September 30, 2019. For the six months ended March 31, 2019, TVA also contributed $44 million to the 401(k) plan and $20 million (net of $2 million in rebates) to the other post-retirement plans. TVA has contributed $5 million to the SERP for the six months ended March 31, 2019, and expects to contribute an additional $1 million in 2019.

19.  Contingencies and Legal Proceedings

Contingencies

Nuclear Insurance.  Section 170 of the Atomic Energy Act, commonly known as the Price-Anderson Act, provides a layered framework of protection to compensate for liability claims of members of the public for personal injury and property damages arising from a nuclear event in the U.S. This protection consists of two layers of coverage:

•
The primary level is private insurance underwritten by American Nuclear Insurers ("ANI") and provides public liability insurance coverage of $450 million for each operating reactor. If this amount is not sufficient to cover claims arising from an accident, the second level, Secondary Financial Protection, applies.

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

Workers' Compensation. The Federal Employees' Compensation Act ("FECA") governs liability to TVA employees for service-connected injuries.  TVA purchases insurance that compensates TVA for certain FECA costs. In addition, TVA sponsors an Owner Controlled Insurance Program ("OCIP") that provides workers' compensation and liability insurance for a select group of contractors performing maintenance, modifications, outage, and new construction activities at TVA facilities. The insurance and OCIP are subject to the terms and conditions of the relevant policies including deductibles and self-insured retentions. To the extent insurance would not provide either a partial or total recovery of the costs associated with a loss, TVA would have to recover any such costs through other means, including through power rates.

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to nuclear generating plants, coal-fired generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. See Note 11.

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At March 31, 2019, the estimated future decommissioning cost of $3.1 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions.

TVA maintains a NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  See Note 15 — Investment Funds. TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments and additional contributions, if necessary, will be available to support decommissioning.  TVA's operating nuclear power units are licensed through various dates between 2033 - 2055, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.

Non-Nuclear Decommissioning.  The estimated future non-nuclear decommissioning ARO was $1.9 billion at March 31, 2019.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in selected closure methodology, changes in available technology, and changes in the cost of labor, materials, and equipment.

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

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to costs of approximately $153 million from 2019 to 2023, which include future clean air controls, existing controls capital projects, and air operations and maintenance projects. TVA also estimates additional expenditures of $1.2 billion from 2019 to 2023 relating to TVA's CCR conversion program, not including costs related to any new requirements related to the Gallatin CCR facilities lawsuits, as well as expenditures of approximately $313 million from 2019 to 2025 relating to compliance with Clean Water Act requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in contamination that TVA is addressing.  At March 31, 2019, and September 30, 2018, TVA's estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $16 million and $12 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

Potential Liability Associated with Workers’ Exposure to CCR Materials. In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee certain aspects of the cleanup. After the cleanup was completed, Jacobs was sued in the United States District Court for the Eastern District of Tennessee ("Eastern District") by employees of a contractor involved in the cleanup and family members of some of the employees.  The plaintiffs alleged that Jacobs had failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs alleged that exposure to the fly ash caused a variety of significant health issues and illnesses, including in some cases death. The case was split into two phases, with the first phase considering, among other issues, general causation and the second determining specific causation and damages. On November 7, 2018, a jury hearing the first phase returned a verdict in favor of the plaintiffs, including determinations that Jacobs failed to adhere to its contract with TVA or the Site Wide Safety and Health Plan in place; Jacobs failed to provide reasonable care to the plaintiffs; and Jacobs’s failures were capable of causing a list of medical conditions, ranging from hypertension to cancer. On January 11, 2019, the district court referred the parties to mediation. Depending on the outcome of mediation, the litigation will proceed to the second phase on the question of whether Jacobs’s failures did in fact cause the plaintiffs’ alleged injuries and damages. While TVA is not a party to this litigation, TVA could be contractually obligated to reimburse Jacobs for some amounts that Jacobs is required to pay as a result of this litigation. Further, TVA will continue monitoring this litigation to determine whether this or similar cases could have broader implications for the utility industry.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At March 31, 2019, TVA had accrued $14 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $12 million is included in Other long-term liabilities and $2 million is included in Accounts payable and accrued liabilities. No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the Environmental Protection Agency ("EPA") and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"). They became effective in June 2011. Under the Environmental Agreements, TVA committed to (1) retire on a phased schedule 18 coal-fired units with a combined summer net dependable capability of 2,200 MW, (2) control, convert, or retire additional coal-fired units with a combined summer net dependable capability of 3,500 MW, (3) comply with annual, declining emission caps for sulfur dioxide ("SO2") and nitrogen oxide, (4) invest $290 million in certain TVA environmental projects (of which TVA had spent approximately $278 million as of March 31, 2019), (5) provide $60 million to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects, and (6) pay civil penalties of $10 million. In exchange for these commitments, most past claims against TVA based on alleged New Source Review and associated violations were waived and cannot be brought against TVA. Future claims, including those for sulfuric acid mist and GHG emissions, can still be brought against TVA, and claims for increases in particulates can also be pursued at many of TVA's coal-fired units. Additionally, the Environmental Agreements do not address compliance with new laws and regulations or the cost associated with such compliance.

The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and
Other long-term liabilities on the March 31, 2019, Consolidated Balance Sheet. In conjunction with the approval of the
Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the
Environmental Agreements as regulatory assets, and they are included as such on the March 31, 2019, Consolidated
Balance Sheet and will be recovered in rates in future periods. TVA has substantially completed the requirements in the
Environmental Agreements related to retiring coal-fired units or installing controls on such units.

Cases Involving Gallatin Fossil Plant CCR Facilities. TVA is a party in two lawsuits relating to alleged releases of waste materials from the CCR facilities at Gallatin. See Note 9 — Background — Lawsuit Brought by TDEC and — Lawsuit Brought by TSRA and TCWN.

Consent Decree Involving Colbert Fossil Plant. In May 2013, the Alabama Department of Environmental Management
("ADEM") and TVA entered into a consent decree concerning alleged violations of the Alabama Water Pollution Control Act. The consent decree required, among other things, that TVA continue remediation efforts TVA had begun prior to the suit being filed and stop using an unlined landfill after a lined landfill is approved and constructed. TVA also paid $150,000 to Alabama under this 2013 consent decree. In August 2018, the parties agreed to amend the consent decree to deal with groundwater issues identified after TVA published groundwater monitoring reports in accordance with the EPA's CCR rule. The amended consent decree requires TVA to investigate the nature and extent of any groundwater contamination, develop and implement a remedy, provide semiannual status reports to ADEM, and remedy any seeps identified during inspections. TVA also paid $100,000 to Alabama under the amended consent decree.

Case Involving Tennessee River Boat Accident. On July 23, 2015, plaintiffs filed suit in the United States District Court for the Northern District of Alabama, seeking recovery for personal injuries sustained when the plaintiffs’ boat struck a TVA transmission line which was being raised from the Tennessee River during a repair operation. The district court dismissed the case, finding that TVA’s exercise of its discretion as a governmental entity in deciding how to carry out the operation barred any liability for negligence. In August 2017, the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) affirmed the decision. The plaintiffs petitioned the U.S. Supreme Court ("Supreme Court") for review of the decision, arguing that the provision of the TVA Act which allows suit to be brought against TVA does not allow TVA to claim immunity for discretionary actions. The Supreme Court granted the plaintiffs’ petition to review the case on September 27, 2018, and heard oral arguments on January 14, 2019. On April 29, 2019, the Supreme Court issued its opinion reversing the judgment of the Eleventh Circuit and remanding the case for further proceedings consistent with the opinion.

Case Involving Bellefonte Nuclear Plant. On November 30, 2018, Nuclear Development, LLC filed suit against TVA in the United States District Court for the Northern District of Alabama. The plaintiff alleges that TVA breached its agreement to sell Bellefonte to the plaintiff. The plaintiff seeks, among other things, (1) an injunction requiring TVA to maintain Bellefonte and the associated NRC permits until the case is concluded, (2) an order compelling TVA to complete the sale of Bellefonte to the plaintiff, and (3) if the court does not order TVA to complete the sale, monetary damages in excess of $30 million. On December 26, 2018, Nuclear Development, LLC and TVA filed a joint stipulation with the court. Under the stipulation, Nuclear Development, LLC withdrew its request for an expedited hearing on its injunction in exchange for TVA’s agreement to continue to maintain Bellefonte in accordance with the NRC permits and to give Nuclear Development, LLC and the court five days prior notice of any filing by TVA to terminate the permits or sell the site. TVA filed a motion to dismiss the case on February 4, 2019. A hearing on TVA’s motion is scheduled for May 13, 2019.

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

Executive Overview

TVA's net income for the three and six months ended March 31, 2019, was $241 million and $664 million, respectively, as compared with net income of $462 million and $750 million for the same periods of the prior year. Despite record setting cold weather experienced in the month of November 2018, TVA’s service territory experienced overall milder than normal weather during the six months ended March 31, 2019, driven by milder than normal weather during the months of January 2019 and February 2019. This milder weather drove lower energy sales. However, revenue from sales of electricity increased $131 million for the six months ended March 31, 2019, as compared to the same period of the prior year primarily driven by the base rate adjustment that became effective October 1, 2018.

Fuel and purchased power expense increased $31 million for the six months ended March 31, 2019, as compared to the same period of the prior year.  This was primarily due to an increase in purchased power utilized to meet increased demand during the first quarter of 2019, partially offset by a significant increase in hydroelectric generation resulting from significant rainfall. Operating and maintenance expense increased $267 million for the six months ended March 31, 2019, as compared to the same period of the prior year.  This was primarily driven by accelerated recovery of the regulatory asset for Environmental cleanup costs related to the Kingston ash spill in accordance with the TVA Board's ratemaking authority, an increase in project write-offs and materials and supplies inventory reserves and write-offs associated with the anticipated retirement of Paradise Fossil Plant (“Paradise”) and Bull Run Fossil Plant (“Bull Run”), and increased outage expense driven by additional planned nuclear outage days.
TVA remains committed to planning its system in a way that ensures evolving resource portfolios remain reliable and provide the most value to all customers. TVA utilizes an Integrated Resource Plan ("IRP") to provide direction on how to best meet future electricity demand. TVA continues to update the IRP, which will consider many views of the future to determine how TVA can continue to provide low-cost, reliable electricity, support environmental stewardship, and spur economic development in the Tennessee Valley over the next 20 years. TVA has also conducted economic analyses of its generating assets, considering load outlook, economic benefits and costs, performance, and environmental and social impacts. TVA also prepared Environmental Assessments (“EAs”) pursuant to the National Environmental Policy Act ("NEPA") at certain plants, which are informing plans for future power supply.

Additionally, during its August 2018 meeting, the TVA Board approved a plan to perform assessments of Bull Run and Paradise. These assessments included transmission resiliency, fuel security, financial considerations, and EAs. During its February 2019 meeting, the TVA Board approved the retirement of Paradise Unit 3 by December 2020 and Bull Run by December 2023. Subsequent to the Board approval, TVA determined Paradise would not be restarted after January 2020 due to the plant’s material condition.

The Tennessee Valley experienced significant rainfall during the second quarter of 2019, setting a new record for the most rainfall in a month during the month of February 2019. Despite significant rainfall, runoff, and flooding during the second quarter of 2019, TVA continued to generate low-cost hydroelectric power while meeting its river system commitments, including flood mitigation which prevented approximately $1.6 billion in damages across the Tennessee Valley.
During the second quarter of 2019, TVA completed power ascension testing on the second phase of the extended power uprate ("EPU") project at Browns Ferry Nuclear Plant ("Browns Ferry"). Physical work on the third and final phase was completed in April 2019. Power ascension testing is currently underway and is estimated to be completed in June 2019.
TVA continues to work with its local power company customers to provide flexibility to meet future changing needs of consumers. During its February 2019 meeting, the TVA Board approved a joint project with TVA's local power company customers ("LPCs") to explore options for aggregated procurement of utility-scale and mid-scale renewable generation. In addition, TVA issued a request for proposal in April 2019 for up to 200 MW of new renewable energy, aligning with customer demand.
TVA also continues to achieve 99.999 percent reliability in delivering energy to its customers. TVA's reliability and economic development efforts continued to attract and encourage the expansion of business and industries in the Tennessee Valley, with over $6.3 billion in investments and more than 46,000 jobs created or retained through the second quarter of 2019.
Results of Operations

Sales of Electricity

The following charts compare TVA's sales of electricity for the three and six months ended March 31, 2019 and 2018:

Sales of Electricity
Three Months Ended March 31
(millions of kWh)

Sales of Electricity
Six Months Ended March 31
(millions of kWh)

Notes
(1) Includes approximately 411 million kilowatt hours ("kWh") of pre-commercial generation for the three months ended March 31, 2018. See Note 1 — Pre-Commercial Plant Operations.
(2) Includes approximately 431 million kWh of pre-commercial generation for the six months ended March 31, 2018. See Note 1 — Pre-Commercial Plant Operations.

Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit. During 2019, TVA transitioned degree day calculation methodologies, moving from the average temperatures of the five largest cities in TVA's service area to the average temperatures of 23 stations throughout TVA's service area. This transition provides TVA with increased geographic granularity throughout its service territory and improved modeling accuracy.

	Degree Days
	Variation from Normal						Variation from Prior Period
	2019 Actual	Normal	Percent Variation	2018 Actual(1)	Normal(1)	Percent Variation	Percent Change
Heating Degree Days
Three Months Ended March 31	1,696	1,870	(9.3)%	1,774	1,870	(5.1)%	(4.4)%
Six Months Ended March 31	3,080	3,159	(2.5)%	3,089	3,159	(2.2)%	(0.3)%

Cooling Degree Days
Three Months Ended March 31	2	9	(77.8)%	11	9	22.2%	(81.8)%
Six Months Ended March 31	118	52	126.9%	103	52	98.1%	14.6%

Total Degree Days
Three Months Ended March 31	1,698	1,879	(9.6)%	1,785	1,879	(5.0)%	(4.9)%
Six Months Ended March 31	3,198	3,211	(0.4)%	3,192	3,211	(0.6)%	0.2%
Note
(1) The prior period degree day information has been adjusted in order to incorporate a change in TVA’s current calculation of this information.  Every five years this calculation is updated in order to incorporate the current 15-year period of weather history.  The most recent update, to incorporate weather history for CYs 2001-2015, occurred during the first quarter of 2019.

Sales of electricity decreased approximately four percent for the three months ended March 31, 2019, as compared to the same period of the prior year, primarily due to decreased sales volume for LPCs driven by a four percent decrease in heating degree days.  TVA's service territory experienced milder than normal weather during the months of January 2019 and February 2019. Partially offsetting the decreased sales volume for LPCs, sales to industries directly served increased slightly, particularly in the polysilicon sector.

Sales of electricity decreased approximately one percent for the six months ended March 31, 2019, as compared to the same period of the prior year, primarily due to decreased sales volume for LPCs.  Milder than normal weather during the months of January 2019 and February 2019 offset record-setting cold experienced during November 2018, where TVA recorded its second highest peak power demand for the month of November. Partially offsetting the decreased sales volume for LPCs, sales to industries directly served increased slightly, particularly in the polysilicon sector.

Financial Results

The following table compares operating results for the three and six months ended March 31, 2019 and 2018:

Summary Consolidated Statements of Operations
	Three Months Ended March 31			Six Months Ended March 31
	2019	2018	Percent Change	2019	2018	Percent Change
Operating revenues	$2,750	$2,792	(1.5)%	$5,475	$5,341	2.5%
Operating expenses	2,158	1,962	10.0%	4,118	3,850	7.0%
Operating income	592	830	(28.7)%	1,357	1,491	(9.0)%
Other income, net	14	11	27.3%	38	23	65.2%
Other net periodic benefit cost	65	65	—%	129	128	0.8%
Interest expense, net	300	314	(4.5)%	602	636	(5.3)%
Net income	$241	$462	(47.8)%	$664	$750	(11.5)%

Operating Revenues.  Operating revenues for the three and six months ended March 31, 2019 and 2018, consisted of the following:

Operating Revenues
Three Months Ended March 31

Operating Revenues
Six Months Ended March 31
Notes
(1) Excludes a contra-revenue amount of approximately $10 million representing revenue capitalized during pre-commercial operations for the three months ended March 31, 2018. See Note 1 — Pre-Commercial Plant Operations.
(2) Excludes a contra-revenue amount of approximately $11 million representing revenue capitalized during pre-commercial operations for the six months ended March 31, 2018. See Note 1 — Pre-Commercial Plant Operations.

TVA's current rate structure provides pricing signals intended to signal higher cost periods to serve its customers and capture a portion of TVA’s fixed costs in fixed charges.  The structure includes three base revenue components: time of use demand charges, time of use energy charges, and a grid access charge ("GAC").  The demand charges are based upon the customer's peak monthly usage and increases as the peak increases, and the energy charges are based on time differentiated kWh used by the customer.  Both of these components can be significantly impacted by weather. The GAC, which was implemented in October 2018, captures a portion of fixed costs and will be offset by a corresponding reduction to the energy rates.  The GAC will also reduce the impact of weather variability to the overall rate structure.  Recognizing the need for flexibility, all LPCs were presented with the option to implement the GAC in October 2018 or defer the implementation until October 2019.  Seventy-nine LPCs elected to implement in October 2018, while the remaining 75 have elected to implement wholesale changes in October 2019.  In addition to base revenues, the rate structure also includes a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel, and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and payments to states and counties in lieu of taxes ("tax equivalents") associated with the fuel cost adjustments.

The changes in revenue components for the three and six months ended March 31, 2019, compared to the three and six months ended March 31, 2018, are summarized below:

Changes in Revenue Components
	Three Months Ended March 31				Six Months Ended March 31
	2019	2018		Change	2019	2018		Change
Base revenue
Energy revenue	$1,235	$1,327	(1)	$(92)	$2,425	$2,525	(1)	$(100)
Demand revenue	860	857		3	1,717	1,640		77
Grid access charge	64	—		64	129	—		129
Other charges and credits(2)	(178)	(181)		3	(316)	(325)		9
Total base revenue	1,981	2,003		(22)	3,955	3,840		115
Fuel cost recovery	731	748		(17)	1,437	1,418		19
Off-system sales	—	2		(2)	1	4		(3)
Revenue from sales of electricity	2,712	2,753		(41)	5,393	5,262		131
Other revenue	38	39		(1)	82	79		3
Total operating revenues	$2,750	$2,792		$(42)	$5,475	$5,341		$134
Notes
(1) Includes the impact of revenue capitalized during pre-commercial operations of approximately $10 million and $11 million for the three and six months ended March 31, 2018, respectively. See Note 1 — Pre-Commercial Plant Operations.
(2) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and interruptible credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 16 — Revenue from Sales of Electricity.

Operating revenues decreased $42 million for the three months ended March 31, 2019, as compared to the same period of the prior year, primarily due to a $22 million decrease in base revenue. The $22 million decrease in base revenue was driven by a decrease of $79 million attributable to lower sales volume partially offset by an increase of $47 million attributable to higher effective rates during the three months ended March 31, 2019, as compared to the same period of the prior year. The higher effective rates resulted from the base rate adjustment that became effective October 1, 2018. Further, there were no pre-commercial plant operations during the three months ended March 31, 2019. Therefore, revenue capitalized as a result of pre-commercial generation during the three months ended March 31, 2018, partially offset the decrease in base revenue by $10 million for the three months ended March 31, 2019. See Note 1 — Pre-Commercial Plant Operations. In addition, fuel cost recovery revenues decreased $17 million, driven by a $26 million decrease attributable to lower energy sales partially offset by a $9 million increase attributable to higher fuel rates. The higher fuel rates experienced were primarily driven by variances in fuel rate recovery.
Operating revenues increased $134 million for the six months ended March 31, 2019, as compared to the same period of the prior year, primarily due to a $115 million increase in base revenue. The $115 million increase in base revenue was driven by an increase of $142 million attributable to higher effective rates resulting from the base rate adjustment that became effective October 1, 2018, partially offset by a $38 million decrease attributable to lower sales volume during the six months ended March 31, 2019, as compared to the same period of the prior year. Milder than normal weather during the months of January 2019 and February 2019 offset record-setting cold experienced during November 2018, where TVA recorded its second highest peak power demand for the month of November. Further, there were no pre-commercial plant operations during the six months ended March 31, 2019. Therefore, revenue capitalized as a result of pre-commercial generation during the six months ended March 31, 2018, contributed $11 million to the increase in base revenue for the six months ended March 31, 2019. See Note 1 — Pre-Commercial Plant Operations. In addition, fuel cost recovery revenues increased $19 million, driven by a $28 million increase attributable to higher fuel rates partially offset by a $9 million decrease attributable to lower energy sales. The higher fuel rates were primarily driven by forecasted increases in commodity market prices.
Operating Expenses. Operating expense components as a percentage of total operating expenses for the three and six months ended March 31, 2019 and 2018, consisted of the following:

Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018

The following table shows TVA's net generation and purchased power by generating source for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Three Months Ended March 31
	2019		2018
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	5,717	15%	6,991	17%	(1,274)	(18)%
Nuclear	16,642	43%	15,949	40%	693	4%
Hydroelectric	4,850	12%	3,558	9%	1,292	36%
Natural gas and/or oil-fired(1)	6,950	18%	8,172	20%	(1,222)	(15)%
Total TVA-operated generation facilities(2)	34,159	88%	34,670	86%	(511)	(1)%
Purchased power (non-renewable)(3)	2,428	6%	3,446	9%	(1,018)	(30)%
Purchased power (renewable)(4)	2,212	6%	2,180	5%	32	1%
Total purchased power	4,640	12%	5,626	14%	(986)	(18)%
Total power supply	38,799	100%	40,296	100%	(1,497)	(4)%
Notes
(1) The natural gas and/or oil-fired amount includes 411 million kWh of pre-commercial generation at the Allen Combined Cycle Plant ("Allen CC") for the three months ended March 31, 2018. See Note 1 — Pre-Commercial Plant Operations.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Purchased power (non-renewable) includes generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 976 million kWh and 979 million kWh for the three months ended March 31, 2019 and 2018, respectively.
(4) Purchased power (renewable) includes power purchased from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

Fuel
Fuel expense increased $6 million for the three months ended March 31, 2019, as compared to the same period of the prior year, primarily due to an increase of $79 million from variances in fuel rate recovery. Partially offsetting this increase were decreases of $65 million in the fuel rate driven by lower commodity prices and significantly increased hydroelectric generation and $8 million in lower fuel volume resulting from lower TVA-owned generation.

Purchased Power
Purchased power expense decreased $18 million for the three months ended March 31, 2019, as compared to the same period of the prior year. This was primarily due to an 18 percent decrease in the volume of purchased power as a result of lower demand driven by milder than normal weather.

Operating and Maintenance
Operating and maintenance expense increased $168 million for the three months ended March 31, 2019, as compared to the same period of the prior year. This was primarily driven by an increase of $135 million for project write-offs and materials and supplies inventory reserves and write-offs related to the anticipated retirement of Bull Run and Paradise. Additionally, $54 million of the increase was due to accelerated recovery of the regulatory asset for Environmental cleanup costs related to the Kingston ash spill in accordance with the TVA Board's ratemaking authority. Partially offsetting this increase was a decrease in planned nuclear outage days which decreased expense by $9 million.

Depreciation and Amortization
Depreciation and amortization expense increased $30 million for the three months ended March 31, 2019, as compared to the same period of the prior year. This was primarily driven by accelerated depreciation expense of $115 million due to the decision to accelerate the retirement of Bull Run and Paradise. The increase also included $6 million related to the depreciation of additions to Completed plant. Partially offsetting these increases was a decrease of $58 million due to prior year accelerated amortization of Deferred nuclear generating units and Nuclear training costs regulatory assets resulting from excess revenues collected in 2018 in accordance with the TVA Board's ratemaking authority and $35 million related to the retirements of certain units at Allen Fossil Plant ("Allen") and Johnsonville Fossil Plant ("Johnsonville").

Tax Equivalents
Tax equivalents expense increased $10 million for the three months ended March 31, 2019, as compared to the same period of the prior year. This change is primarily driven by an increase in TVA's overall revenue in 2018, which is used as the basis for calculating tax equivalent expense.

Six Months Ended March 31, 2019, Compared to Six Months Ended March 31, 2018

The following table shows TVA's net generation and purchased power by generating source for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Six Months Ended March 31
	2019		2018
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	12,197	16%	14,532	19%	(2,335)	(16)%
Nuclear	30,452	39%	32,103	41%	(1,651)	(5)%
Hydroelectric	9,659	12%	6,945	9%	2,714	39%
Natural gas and/or oil-fired(1)	13,561	18%	14,209	18%	(648)	(5)%
Total TVA-operated generation facilities(2)	65,869	85%	67,789	87%	(1,920)	(3)%
Purchased power (non-renewable)(3)	7,446	10%	6,323	8%	1,123	18%
Purchased power (renewable)(4)	4,121	5%	4,107	5%	14	—%
Total purchased power	11,567	15%	10,430	13%	1,137	11%
Total power supply	77,436	100%	78,219	100%	(783)	(1)%
Notes
(1) The natural gas and/or oil-fired amount includes 431 million kWh of pre-commercial generation at the Allen CC for the six months ended March 31, 2018. See Note 1 — Pre-Commercial Plant Operations.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Purchased power (non-renewable) includes generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 2,005 million kWh and 2,067 million kWh for the six months ended March 31, 2019 and 2018, respectively.
(4) Purchased power (renewable) includes power purchased from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

Fuel
Fuel expense decreased $28 million for the six months ended March 31, 2019, as compared to the same period of the prior year. Lower effective fuel rates contributed $63 million to the decrease resulting from lower commodity prices and significantly more hydroelectric generation. Lower fuel volume contributed $28 million to the decrease due to lower TVA-owned generation. Partially offsetting these decreases was an increase of $63 million driven by variances in fuel rate recovery.

Purchased Power
Purchased power expense increased $59 million for the six months ended March 31, 2019, as compared to the same period of the prior year. This was primarily due to an 11 percent increase in the volume of purchased power needed to meet first quarter demand while in a period of lower TVA-owned generation availability driven by planned outage timing. This increase was partially offset by the impact of lower prices for purchased power.

Operating and Maintenance
Operating and maintenance expense increased $267 million for the six months ended March 31, 2019, as compared to the same period of the prior year. This was primarily driven by an increase of $135 million for project write-offs and materials and supplies inventory reserves and write-offs related to the anticipated retirement of Bull Run and Paradise. Additionally, $108 million of the increase was due to accelerated recovery of the regulatory asset for Environmental cleanup costs related to the Kingston ash spill in accordance with the TVA Board's ratemaking authority, and $41 million of the increase was due to increased outage expense driven by additional planned nuclear outage days.

Depreciation and Amortization
Depreciation and amortization expense decreased by $48 million for the six months ended March 31, 2019, as compared to the same period of the prior year. This was primarily driven by $117 million of prior year accelerated amortization of Deferred nuclear generating units and Nuclear training costs regulatory assets due to excess revenues collected in 2018 in accordance with the TVA Board's ratemaking authority and $59 million due to the retirements of certain units at Allen and Johnsonville. Partially offsetting this decrease was an increase of accelerated depreciation expense of $115 million due to the decision to accelerate the retirement of Bull Run and Paradise and $12 million related to the depreciation of additions to Completed plant.

Tax Equivalents
Tax equivalents expense increased $18 million for the six months ended March 31, 2019, as compared to the same period of the prior year. This change is primarily driven by an increase in TVA's overall revenue in 2018, which is used as the basis for calculating tax equivalent expense.

Interest Expense.  Interest expense and interest rates for the six months ended March 31, 2019 and 2018, were as follows:

Interest Expense and Rates
	Three Months Ended March 31			Six Months Ended March 31
	2019	2018	Percent Change	2019	2018	Percent Change
Interest expense(1)	$300	$314	(4.5)%	$602	$636	(5.3)%

Average blended debt balance(2)	$23,561	$25,257	(6.7)%	$23,615	$25,260	(6.5)%

Average blended interest rate(3)	4.88%	4.77%	2.3%	4.88%	4.85%	0.6%
Notes
(1) Total interest expense includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIE"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

Total interest expense decreased $14 million for the three months ended March 31, 2019, as compared to the same period of the prior year.  This was driven by a decrease of $17 million in long-term interest expense due primarily to lower average balances on long-term debt. Partially offsetting this decrease was an increase of $3 million in short-term interest expense due primarily to higher average rates on short-term debt.

Total interest expense decreased $34 million for the six months ended March 31, 2019, as compared to the same period of the prior year.  This was driven by a decrease of $37 million in long-term interest expense due to lower average balances on long-term debt and a decrease of $8 million in long-term interest expense due to lower average rates on long-term debt. Partially offsetting these decreases was an increase of $9 million in short-term interest expense due primarily to higher average rates on short-term debt.

Other Income (Expense), Net. During the three months ended March 31, 2019, Other income (expense), net increased $3 million primarily driven by $6 million of unrealized gains on the SERP and DCP investments during the quarter. During the six months ended March 31, 2019, Other income (expense), net increased $15 million primarily driven by $21 million of other income related to a deposit liability received by TVA as a down payment on the sale of Bellefonte. The purchaser, Nuclear Development, LLC, failed to fulfill the requirements of the sales contract with respect to obtaining Nuclear Regulatory Commission ("NRC") approval of the transfer of required nuclear licenses and payment of the remainder of the selling price before the November 30, 2018, closing date. See Key Initiatives and Challenges — Surplus Property — Bellefonte Nuclear Plant for additional details.

Liquidity and Capital Resources

Sources of Liquidity

TVA depends on various sources of liquidity to meet cash needs and contingencies.  TVA's primary sources of liquidity are cash from operations and proceeds from the issuance of short-term and long-term debt.  Current liabilities may exceed current assets from time to time in part because TVA uses short-term debt to fund short-term cash needs, as well as to pay scheduled maturities and other redemptions of long-term debt. The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.

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

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Power bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at March 31, 2019, were $22 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 8), could provide supplementary funding if needed. Currently, TVA believes that it has adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade through a combination of Bonds, additional power revenues through power rate increases, cost reductions, or other ways. See Lease Financings below, Note 8, and Note 12 for additional information.

TVA may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, TVA’s liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Debt Securities.  TVA's Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At March 31, 2019, the average maturity of long-term power bonds was 16.59 years, and the average interest rate was 4.65 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at March 31, 2019. TVA also had secured notes outstanding at March 31, 2019, that were assumed in asset acquisitions in prior years. See Lease Financings below, Note 8, and Note 12 for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowing Table
	At March 31, 2019	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019	At March 31, 2018	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount Notes	$1,618	$1,874	$1,937	$2,000	$2,163	$2,123
Weighted Average Interest Rate
Discount Notes	2.410%	2.370%	2.320%	1.730%	1.340%	1.230%
Maximum Month-End Gross Amount Outstanding (During Period)
Discount Notes	N/A	$2,192	$2,390	N/A	$2,665	$2,722

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 8 and Note 12 for information about TVA's lease financing activities. During 2017 and 2016, TVA acquired 100 percent of the equity interests in certain SPEs created for the purpose of facilitating lease financing. TVA may seek to enter into similar arrangements in the future. In March 2019, TVA made final rent payments under lease/leaseback transactions involving eight CTs.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash were $323 million at March 31, 2019, compared to $1.2 billion at March 31, 2018. A summary of cash flow components for the six months ended March 31, 2019 and 2018, follows:

    Cash provided by (used in):
Operating Activities. TVA’s cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

Net cash flows provided by operating activities decreased $111 million for the six months ended March 31, 2019, as compared to the same period of the prior year, primarily driven by timing of payments and increased cash used for fuel inventory purchases and outage costs. These changes were partially offset by increased base revenue, driven by the base rate adjustment that became effective October 1, 2018, and lower interest paid.

Investing Activities. The majority of TVA’s investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities decreased $101 million for the six months ended March 31, 2019, as compared to the same period of the prior year driven by the completion of the Allen CC and clean air controls projects at Gallatin Fossil Plant ("Gallatin") and Shawnee Fossil Plant ("Shawnee") in the prior year.

Financing Activities. TVA’s cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

Net cash flows used in financing activities were $706 million for the six months ended March 31, 2019, as compared to $192 million in net cash provided by financing activities in the same period of the prior year. The net change of $898 million is primarily due to higher net issuances in the prior year period to allow for a higher cash balance at March 31, 2018, to fund the maturity of a $1.0 billion power bond on April 1, 2018.

Contractual Obligations
TVA has obligations and commitments to make future payments under certain contracts. During the six months ended March 31, 2019, there were no material changes in TVA's contractual obligations outside of the ordinary course of business. TVA's contractual obligations are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 21 of the Notes to Consolidated Financial Statements in the Annual Report.

Key Initiatives and Challenges

Distributed Energy Resources

Consumer desire for energy choice, among other things, is driving the expectation for flexible options in the electric industry. TVA and LPCs are working together to leverage the strengths of the Tennessee Valley public power model to provide distributed energy solutions that are economic, sustainable, and flexible. TVA will focus on the safety and reliability impacts of these resources as they are interconnected to the grid and will ensure that the pricing of electricity remains as low as feasible. Additional regulatory considerations and analysis may be required as the DER market, technologies, and programs evolve. TVA is working to develop pricing and regulatory structures with a deliberate and thoughtful analysis of each current and future program offering. This requires strong partnerships with LPCs to give customers choices and provide end-use consumers the flexibility they desire.

In May 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber network that will better connect its operational assets. Fiber is a vital part of TVA’s modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as they enter the market. As of March 31, 2019, TVA had installed 323 miles of the 3,500 mile project. As of March 31, 2019, TVA had spent $46 million on installation of the fiber optic lines and expects to spend an additional $254 million to complete the project.

Changing Customer Preferences

As more consumers and businesses are demanding cleaner and greener energy, the utility industry is evolving to meet those needs. As TVA also evolves, it will see impacts to the way it does business through the pricing of products, transmission of energy, and development of new products and services for its customers in support of changing customer preferences and its economic development efforts. End-use customers are becoming more technologically sophisticated and want greater control over their energy usage. Many companies are focusing more on sustainability and requiring more energy efficiency as well as cleaner, greener, renewable energy options. The continuing challenge for TVA and others is finding ways to meet the needs and preferences of customers while successfully developing flexible pricing models to accommodate the evolving markets.

Renewable Power Purchase Agreements.  In order to meet customer preferences and requirements for cleaner and greener energy, TVA has entered into certain power purchase agreements (“PPAs”) with renewable resource providers during 2019.  These agreements are the latest to stem from TVA’s 2017 request for proposals for renewable energy.  During the first quarter of 2019, TVA signed four solar PPAs for 674 MW of solar generation at sites in Tennessee and Alabama.  These four solar projects are expected to come online in 2021.  TVA will procure the renewable energy and sell the resulting Renewable Energy Certificates to specific customers, allowing TVA to increase its renewable energy portfolio without additional costs to other Valley customers.  These agreements are part of progressive partnerships that align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy.

Renewable Power Solutions. During its February 2019 meeting, the TVA Board approved new renewable power solutions, including a utility-scale option and a mid-scale option, that better equip TVA and LPCs with the flexibility to meet changing end-use customer needs. The utility-scale option, referenced at the February 2019 TVA Board meeting as the Flexibility Renewable Option, is implemented by a Renewable Investment Agreement (“RIA”), which aggregates demand through a competitive procurement process. The mid-scale option, also known as the Flexibility Research Project, is a joint project with LPCs to enable solutions for situations where the end-use consumer needs onsite renewable or distributed generation while gaining market knowledge and operational insights from these research projects.

In addition, TVA issued a request for proposal in April 2019 for up to 200 MW of new renewable energy. The ultimate volume contracted will align to TVA customers' demand for renewable energy, allowing TVA to increase its renewable energy portfolio without additional costs to other Valley customers. TVA will accept proposals through mid-May 2019 and anticipates making selections in October 2019.

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

TVA is primarily a wholesale power provider, and the LPCs are the service provider for most end-use customers. Due to this public power business model, collaboration with customers and stakeholders is a vital part of the IRP. Opportunities for customer and stakeholder engagement and for public comment include public meetings, webinars, the IRP working group, and the Regional Energy Resource Council ("RERC"). The IRP working group and RERC consist of representatives from LPCs, direct-served customers, non-governmental organizations, state and local governments, and academia. As part of the IRP decision-making process, and in alignment with NEPA, TVA will also analyze potential environmental implications associated with an updated IRP by issuing an environmental impact statement ("EIS").

TVA published the IRP Scoping Report on its website in August 2018. This report captured comments received during the public scoping period, as well as information on how the IRP and EIS are being developed. On February 15, 2019, TVA released the draft IRP and EIS for public review. During the second quarter of 2019, TVA hosted public meetings around the Valley and is currently evaluating comments received. TVA anticipates delivering the final reports and recommendation to the TVA Board in August 2019.

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

Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. The revised hydrology models were reviewed and approved by the NRC for Watts Bar Nuclear Plant ("Watts Bar") Units 1 and 2. However, TVA identified an error in the modeling that will require the models for Watts Bar Units 1 and 2 to be resubmitted. TVA plans to resubmit models for Watts Bar Units 1 and 2 during 2019.  In addition, TVA plans to submit models for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2 in 2019.  TVA will subsequently address conditions at Browns Ferry as needed.  TVA is deferring the decision on the need for additional modifications until after the modeling work is complete.
As of March 31, 2019, TVA had spent $153 million on the modifications and improvements related to extreme flooding preparedness and expects to spend up to an additional $27 million to complete the modifications.

NRC Seismic Assessments. On May 9, 2014, the NRC notified licensees of nuclear power reactors in the central and eastern U.S. of the results of seismic hazard screening and prioritization evaluations performed by unit owners and reviewed by the NRC staff. Because the seismic hazards for Browns Ferry, Sequoyah, and Watts Bar had increases in seismic parameters beyond the technical information available when the plants were designed and licensed, TVA must conduct seismic risk evaluations for these plants. TVA completed the risk evaluation for Watts Bar and submitted it to the NRC on June 30, 2017; the evaluation concluded that no additional actions were required. The NRC completed its review of the Watts Bar evaluation in July

2018 and concluded that no further response or regulatory actions were required. The evaluations for Browns Ferry and Sequoyah are due by December 31, 2019.
Mitigation of Beyond-Design-Basis Events.  NRC rulemaking has been developed to codify the requirements promulgated by orders related to beyond-design-basis flooding and seismic events discussed above. The NRC staff submitted the draft final rule — Mitigation of Beyond-Design-Basis Events — to the NRC Commission on December 15, 2016, requesting approval to publish the final rule. The NRC Commissioners affirmed their final votes on the proposed rule in January 2019. The approved final rule language deleted several items that were included in the proposed rule language, resulting in minimal changes between the orders and the final rule. The final rule is expected to be published for implementation in 2019. Once issued, TVA will review the final rule to identify any gaps to compliance. Gaps could result in TVA having to make modifications to one or more of its nuclear plants. Cost estimates for any required modifications cannot be developed until after the rule is finalized, but costs for modifications could be substantial. See Extreme Flooding Preparedness and NRC Seismic Assessments above.
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

Extended Power Uprate. TVA has undertaken an EPU project at Browns Ferry to increase the amount of electrical generation capacity of its reactors. The license for each reactor was amended to allow reactor operation at the higher power level. The Browns Ferry EPU license amendments were approved by the NRC on August 14, 2017, following a nearly two-year review.

Implementations are taking place during refueling outages with two of three phases already complete. Unit 3 was completed and synced to the grid in April 2018, reaching the new EPU 100 percent power in July 2018. Unit 1 was completed and synced to the grid in November 2018, reaching the new EPU 100 percent power in January 2019. Physical work on Unit 2 was completed in April 2019. Power ascension testing is currently underway and is estimated to be completed in June 2019. Full EPU power is expected to be achieved following extensive power ascension testing. The project involves extensive engineering analyses and modification and replacement of certain existing plant components to enable the units to produce the additional power requested by the license amendments. The project is estimated to cost approximately $475 million and add approximately 465 MW of generating capacity.

Plant Closures.  During its August 2018 meeting, the TVA Board approved a plan to perform assessments of Bull Run and Paradise.  These assessments included resiliency studies for fuel and transmission, financial considerations, and NEPA EAs.  Results of these assessments were presented to the TVA Board at its February 2019 meeting, and the Board approved the retirement of Paradise Unit 3 by December 2020 and Bull Run by December 2023. Subsequent to the Board approval, TVA determined Paradise would not be restarted after January 2020 due to the plant’s material condition. See Note 5.

Coal Combustion Residual Facilities. TVA has committed to a programmatic approach for the elimination of wet storage of CCRs within the TVA service area. Under this program (the “CCR Conversion Program”), TVA has committed to (1) convert all operational coal-fired plants to dry CCR storage, (2) close all wet storage facilities, and (3) meet all applicable state and federal regulations. To carry out its CCR Conversion Program, TVA is undertaking the following actions:

Dry generation and dewatering projects. Conversion of coal plant CCR wet processes to dry generation or dewatering is complete at Bull Run and Kingston Fossil Plant ("Kingston"). Construction is underway at Gallatin, Paradise, and Shawnee. Construction will begin at Cumberland Fossil Plant ("Cumberland") in 2019.

Landfills. TVA has made strategic decisions to build and maintain lined and permitted dry storage facilities on TVA-owned property at several TVA locations, allowing these facilities to operate beyond existing dry storage capacity. Currently, lined and permitted dry storage facilities are completed and operational at Bull Run, Kingston, and Gallatin. Construction of a new lined dry storage facility at Paradise is scheduled to be completed in May 2019. Construction of a lined dry storage facility at Cumberland is scheduled to start in the fall of 2020. A lined dry storage facility at Shawnee is currently under construction with completion scheduled for the fall of 2020. Finally, Kingston’s permitted lined dry storage expansion is scheduled for completion in 2021. Construction of additional lined facilities may occur to support future business requirements.

Wet CCR impoundment closures. TVA is planning to close wet CCR impoundments in accordance with federal and state requirements when (1) coal-fired plants are converted to dry CCR processes and dry storage landfills become operational or (2) the related plant operations cease. Closure project schedules and costs are driven by the selected closure methodology (such as cap and close in place or closure by removal). TVA's predominant closure methodology is cap and close in place, with exceptions at certain facilities. TVA issued an EIS in June 2016 that addresses the closure of CCR impoundments at TVA's coal-fired plants. TVA issued its associated Record of Decision in July 2016. Although the EIS was designed to be programmatic in order to address the mode of impoundment closures, it specifically addressed closure methods at 10 impoundments. TVA subsequently decided to close those impoundments. The method of final closure for each of these facilities will depend on various factors, including the results of studies conducted pursuant to NEPA and approval by appropriate state regulators. Additional NEPA studies will be conducted as other facilities are designated for closure.

On January 25, 2019, TVA approved a change in the preferred closure method for the Allen West Impoundment from closure in place to closure by removal.  The cost impact of changing the closure method resulted in an increase of approximately $33 million to the non-nuclear asset retirement obligations ("AROs").  The method of final closure for this impoundment will depend on various factors, including the completion of all environmental reviews. See Note 11.

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

In compliance with the CCR Rule, TVA published the results of additional groundwater testing at TVA's active CCR facilities on March 1, 2019. The results included values above groundwater protection standards for some constituents at several CCR units. TVA will conduct alternative source demonstrations to determine whether there is another source for the increases other than the CCR facility. If the alternative source demonstrations cannot be performed successfully, TVA will have to cease sending CCR and non-CCR wastestreams to any impacted unlined CCR surface impoundments no later than October 31, 2020 (and potentially earlier based on other factors), and initiate additional corrective actions for groundwater. As required by the CCR Rule, TVA will continue to publish reports in the second quarter of each year on annual groundwater monitoring and corrective actions at its active CCR facilities.

In addition, on November 16, 2018, TVA published on its CCR website the results of location demonstrations performed at various CCR facilities in accordance with the CCR Rule. These results and the additional groundwater testing results will help determine whether any impacted unlined CCR facility can remain open or if it must be closed. If a facility must be closed, the results specific to each facility will dictate whether TVA must cease use by April 2019 or October 2020. TVA has already been working to convert its CCR disposal to dry systems and has plans to close all unlined CCR surface impoundments. The final dates for closure of unlined impoundments are site-specific and will depend upon the final closure method selected for each unit.

The impoundments at Gallatin are pending additional studies to determine the final closure methodology and schedule. While plans are currently being formulated for the CCR closure methodology for Gallatin, TVA is involved in two lawsuits relating to alleged releases of waste materials from the CCR facilities at Gallatin. On August 4, 2017, the court in one case ordered TVA to move all materials from the existing impoundments to a lined facility. Although a panel of the Sixth Circuit reversed this decision on September 24, 2018, the plaintiffs petitioned for a rehearing, which was subsequently denied. On February 1, 2019, the Sixth Circuit issued its mandate, which made its September 24, 2018, decision final. On April 15, 2019, the plaintiffs requested review by the United States Supreme Court. The costs of constructing a lined facility onsite and excavating and moving the ash is approximately $900 million. If TVA is required to use a facility offsite, then the costs could be approximately $2.0 billion, plus an amount of additional costs reflecting the expected impacts of inflation given the extended duration of an offsite relocation project. These amounts do not include additional costs or penalties associated with any order in the other case. These amounts cannot be estimated at this time, but could be material. See Note 9.

As of March 31, 2019, TVA had spent approximately $1.6 billion on its CCR Conversion Program. TVA expects to spend an additional $1.2 billion on the CCR Conversion Program through 2023, excluding new requirements related to the Gallatin CCR facilities lawsuits. These estimates may change depending on the final closure method selected for each facility.

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

River Management. Rainfall and runoff in the Tennessee Valley during the second quarter of 2019 were 154 percent and 174 percent of normal, respectively. Above normal rainfall and runoff has continued to help TVA meet its river system commitments, including managing minimum river flows for navigation, generating low-cost hydroelectric power, maintaining water quality and water supply, and providing recreational opportunities for the Tennessee Valley. In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy. Significant flooding occurred in portions of the Tennessee Valley during the second quarter after receiving 11.6 inches of rainfall during February, which was 269 percent of normal. Although many locations along the Tennessee River reached or exceeded flood stage, TVA's efforts, including storing water in large tributary reservoirs, accounted for approximately $1.6 billion in avoided damages in areas such as Chattanooga, Tennessee.

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

Seismic Activity. The TVA service area experienced several earthquakes during the first six months of 2019. Inspections were completed and no impacts to the TVA generating facilities or dams were identified. TVA's generating system continued to operate safely.

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

As design and construction plans are finalized, the estimated cost and duration continue to be refined. As of March 31, 2019, TVA had spent $151 million related to this project and expects to spend an additional $306 million through 2022. TVA is continuing to work with the community to help mitigate local impacts of the extended drawdown.

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

TVA is planning to upgrade the south embankment by constructing berms on the upstream and downstream slopes. The design phase of the project began during the first quarter of 2017 and is now completed. Construction began in the spring of 2019, and the project is currently estimated to be completed in two years, but could take longer depending on successful construction sequencing.  As of March 31, 2019, TVA had spent $23 million related to this project and expects to spend an additional $125 million.

Surplus Property

TVA continues to study its real estate portfolio for the purpose of aligning its real estate holdings with TVA's strategic direction. A comprehensive assessment of its real estate holdings has been completed, and TVA is implementing a strategy aimed at reducing cost and right-sizing its portfolio as part of the effort.

Bellefonte Nuclear Plant. On November 14, 2016, following a public auction, TVA entered into a contract to sell substantially all of the Bellefonte site to Nuclear Development, LLC for $111 million.  Nuclear Development, LLC, paid TVA $22 million on November 14, 2016, with the remaining $89 million due at closing.  Nuclear Development, LLC, had up to two years from November 14, 2016, to close on the property, and TVA agreed to maintain the site until closing.  Nuclear Development, LLC, requested and was granted an extension of the initial closing date to November 30, 2018. Nuclear Development, LLC, failed to obtain NRC approval of the transfer of the Bellefonte nuclear licenses. TVA determined that the Atomic Energy Act required that this approval be obtained before closing. TVA declined to provide a second extension of the purchase agreement. On November 30, 2018, Nuclear Development, LLC, filed suit against TVA in the United States District Court for the Northern District of Alabama. See Note 19 — Legal Proceedings for a discussion of the lawsuit filed by Nuclear Development, LLC.

Knoxville Property. In 2016, TVA completed a comprehensive assessment of its real estate holdings in the Knoxville, Tennessee region including the Knoxville Office Complex ("KOC") and adjacent Summer Place Complex ("SPC"). As a result of this study and a subsequent environmental assessment in 2017, TVA is in the process of consolidating its Knoxville area employees into the West Tower of the KOC or a centralized field office in Norris, Tennessee. As part of this consolidation effort, TVA plans to convey the SPC and East Tower of the KOC in 2019.

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

TVA currently has four plants with wet scrubbers that may be subject to new scrubber-related limits, the largest being Cumberland. With the recent Board approval of accelerated retirement for Bull Run and Paradise, these plants may be exempted from the imposition of new scrubber-related limits, either as a result of the rule reconsideration currently underway or due to the retirement of the units prior to the regulatory deadline. TVA is working to address future compliance with the ELGs at Cumberland given its unique "once-through" scrubber design. Compliance with the current rule at Cumberland without modification to address the unique design could cause TVA to incur disproportionately high costs at Cumberland or experience other operational outcomes which TVA cannot predict at this time.

Allen Groundwater Investigation.  The 2015 EPA CCR Rule required TVA to conduct additional engineering and analysis, as well as implement a comprehensive groundwater monitoring program. As a result of this groundwater monitoring program, TVA reported to the Tennessee Department of Environment and Conservation ("TDEC") in May 2017 elevated levels of arsenic, lead, and fluoride in water samples taken at a few shallow-aquifer groundwater monitoring wells around the Allen East Impoundment. TVA, under the oversight of TDEC, has been conducting a remedial investigation into the nature and extent of the contamination. In July 2017, TVA received a Remedial Site Investigation request from TDEC, outlining the objectives of the investigation and requiring TVA to provide a work plan.

The plan, which was submitted to TDEC in September 2017, included more extensive groundwater monitoring sampling to identify the source and extent of the contamination. The plan also included groundwater modeling to determine the current groundwater flow conditions and likely future conditions that may develop as a result of pumping cooling water from the deeper aquifer to the Allen CC, including a pump test involving the cooling water withdrawal wells. While evaluation continues, TVA has suspended plans to obtain cooling water from the deeper aquifer. TVA constructed water tanks on site and is purchasing cooling water from the LPC, Memphis Light, Gas, and Water Division. The use of water tanks rather than the wells may impose some operational restrictions on the Allen CC due to the lower availability of cooling water.

TVA is continuing to work with TDEC on the remedial investigation.  On March 14, 2019, TDEC approved TVA’s interim groundwater monitoring plan.  Approval of this plan allows TVA to proceed with the next steps of the investigation and interim response action, including the installation of new groundwater monitoring wells.  TVA is currently in the final design stage of the interim response action, which is expected to be a groundwater extraction system to control and begin treating groundwater that contains elevated concentrations of arsenic.  TVA also plans to begin dewatering the Allen East Impoundment in the spring of 2019.

TVA is preparing an Environmental Impact Statement to address the potential environmental effects associated with the future management of CCR material at Allen.  In March 2019, TVA released its public scoping report, which eliminated closure-in-place as a reasonable alternative.

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

Environmental Matters

TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other issues. Emissions from all TVA-owned and operated units (including small combustion turbine units of less than 25 MWs) have been reduced from historic peaks. Emissions of nitrogen oxide ("NOx") have been reduced by 96 percent below peak 1995 levels and emissions of sulfur dioxide ("SO2") have been reduced by 99 percent below 1977 levels through CY 2018. For CY 2018, TVA’s emission of carbon dioxide ("CO2") from its sources was 52 million tons, a 51 percent reduction from 2005 levels. This amount includes 5,037 tons from units rated at less than 25 MWs. To remain consistent and provide clear information and to align with the EPA’s reporting requirements, TVA intends to continue to report CO2 emissions on a calendar year basis.

Clean Air Act

Mercury and Air Toxics Standards for Electric Utility Units. The U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") upheld the Mercury and Air Toxics Standards ("MATS") rule on April 15, 2014. In June 2015, however, the U.S. Supreme Court left the rule in place but remanded it back to the D.C. Circuit, finding that the EPA was required to consider cost before deciding whether the regulation of hazardous air pollutants ("HAP") emitted from steam electric utilities was appropriate and necessary. In response to the Supreme Court's remand, the EPA published the final Supplemental Finding That It is Appropriate and Necessary to Regulate Hazardous Air Pollutants from Coal- and Oil-Fired Electric Utility Steam Generating Units (the "Supplemental Finding") in April 2016. Several groups filed petitions with the D.C. Circuit challenging the Supplemental Finding. In April 2017, the EPA, under the new Administration, announced that it was reviewing the Supplemental Finding. On December 27, 2018, the EPA released a proposed rule to replace the Supplemental Finding with a new finding that it is not appropriate and necessary to regulate HAP emissions from steam electric utilities. However, the EPA also proposed that the new finding would not remove the source category from regulation under Section 112 of the Clean Air Act ("CAA") and would not rescind the MATS requirements. Additionally, the EPA proposed to find that further restrictions on HAP emissions are not warranted upon conducting a residual risk and technology review ("RTR") for this source category. Until a final rule is issued, specific impacts to TVA cannot be determined; however, as proposed, the rule would not change TVA’s MATS compliance requirements or strategy.

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

Petition to Expand the Ozone Transport Region. On December 9, 2013, eight of the twelve states that make up the
Ozone Transport Region ("OTR") submitted a petition, pursuant to section 176A(a) of the CAA, requesting the EPA to add nine states, including Kentucky and Tennessee, to the OTR. The EPA failed to act on the petition within the 180-day period provided under the CAA. On October 6, 2016, six of the eight states filing the petition sued the EPA in the U.S. District Court for the
Southern District of New York, asking the court to require the EPA to act on the petition by a date certain. In response to this lawsuit, the EPA published a notice in the Federal Register on January 19, 2017, proposing to deny the petition on the basis that the CAA provides other options to address the impact of interstate air pollution. These options include the use of the “good neighbor provision” in Section 110 of the CAA and the authority granted states under Section 126 of the CAA to petition the EPA Administrator to set emission limits. The EPA also states that its CSAPR Update Rule is a significant step to control states’ emission reduction obligations under Section 110 to meet the CY 2008 ozone NAAQS. The comment period on this proposal closed on May 15, 2017. On October 27, 2017, the EPA denied the petition. On December 22, 2017, the eight petitioning states filed in the D.C. Circuit a petition for judicial review of the EPA’s denial of the petition to add states to the OTR. On April 23, 2019, the court issued its ruling affirming the EPA's denial of the petition to expand the OTR to nine additional states.

New York Petition to Address Impacts from Upwind High Emitting Sources. On March 12, 2018, the State of New York
filed a petition with the EPA under Section 126(b) of the CAA to address ozone impacts on New York from the NOx emissions from sources emitting at least 400 tons of NOx in CY 2017 from nine states including Kentucky. The New York petition requests that the EPA require daily NOx limits for utility units with SCRs such as Paradise Unit 3 and emission reductions from utility units without SCRs such as Shawnee Units 2, 3, and 5-9. On April 12, 2019, the State of New York filed a lawsuit against the EPA asking the U.S. District Court for the Southern District of New York to set a deadline for the EPA to make the requested finding on New York’s 126(b) petition or deny it. Kentucky utility unit NOx emissions are already limited by the CSAPR Update Rule and are declining, and current EPA modeling projects no additional requirements to reduce Kentucky NOx emissions are necessary. During its February 2019 meeting, the TVA Board approved the retirement of Paradise Unit 3 by December 2020. Until the EPA responds to New York’s Section 126(b) petition, it is not possible to determine potential impacts on TVA’s Paradise and Shawnee units.

Proposed Rule on National Emission Standards for Hazardous Air Pollutants for Stationary Combustion Turbines. On April 12, 2019, the EPA published a proposed rule to finalize its residual risk and technology review for stationary combustion turbines that the EPA is required to conduct in accordance with the Clean Air Act (“CAA”). The EPA is proposing to find that the health risks from the emissions of air toxics from stationary combustion turbines are acceptable and that the existing National Emission Standards for Hazardous Air Pollutants for these turbines provides an ample margin of safety to protect public health. The EPA also identified no new cost effective controls for these turbines that would achieve further emission reductions. In addition, the EPA proposes to remove the current stay of the stationary combustion turbine National Emission Standards for Hazardous Air Pollutants that has been in place since 2004. These rules do not apply to all stationary combustion turbines, but apply only to those constructed after January 14, 2003, and located at facilities that are classified as major sources of hazardous air pollutants by the EPA because they have the potential to emit 10 tons or more per year of any hazardous air pollutant or 25 tons or more per year of any combination of hazardous air pollutants. As proposed, the rule would not have significant impacts on TVA. The TVA stationary combustion turbines that may be impacted by the rules already have controls installed that are expected to meet the required emission standards. Actual impacts on TVA cannot be determined until a final rule is issued.

Proposed Affordable Clean Energy Rule. On December 28, 2017, the EPA published an advanced notice of proposed rulemaking (“ANPR”) to solicit information for a possible future rule: "State Guidelines for Greenhouse Gas Emissions from
Existing Electric Utility Generating Units." This possible future rule would be a replacement rule for the Clean Power Plan
("CPP") should it be repealed or overturned. The ANPR solicited input on a broad range of issues. On August 21, 2018, the
EPA proposed the Affordable Clean Energy ("ACE") rule to replace the CPP. The proposed rule sets guidelines requiring states to determine greenhouse gas ("GHG") emission standards for TVA's existing coal-fired units based on efficiency improvements that can be achieved at reasonable cost. TVA operates coal-fired units in Tennessee and Kentucky. Impacts to these units cannot be determined until the EPA finalizes the ACE rule, states submit to the EPA their state implementation plans ("SIPs") implementing guidelines in the ACE rule, and the EPA approves these SIPs. The proposed rule allows states three years to submit their SIPs, and allows the EPA one year for approval.

Proposed Revisions to New Source Performance Standards for Greenhouse Gas Emission Standards for Electric Generating Units. On December 6, 2018, the EPA proposed revisions to the GHG emission standards for new, modified, and reconstructed electric utility generating units that were finalized by the EPA on October 23, 2015. For coal-fired units, the EPA proposes to revise the current new source standards by eliminating carbon capture and storage technology from what constitutes standards of performance that reflect the best system of emission reduction. The resulting limits are less stringent and can be met by modern coal-fired units (e.g., supercritical steam generators) in combination with best operating practices, but without carbon capture and sequestration. The EPA is not proposing to revise the standard for gas-fired units. If finalized as proposed, the revisions are not expected to significantly impact TVA since TVA does not currently plan to construct, modify, or reconstruct any coal-fired units.

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

Cleanup of Solid and Hazardous Wastes

Coal Combustion Residuals. On March 13, 2019, the D.C. Circuit granted the EPA’s request to remand a final rule issued by the EPA in July 2018 amending portions of the CCR Rule to provide flexibility and an extension of certain deadlines to align the rule with the previously issued Steam-Electric Effluent Guidelines rule. The remand allows the EPA to reconsider the amendments to the CCR Rule. The remand also allows the EPA additional time to complete a new rulemaking to establish revised timelines for unlined impoundments to initiate closure and to reexamine the October 2020 deadline for closing some unlined impoundments. As a result of these developments, it is not possible to predict changes to the CCR Rule and potential impacts on TVA.

Groundwater Contamination. Environmental groups and state regulatory agencies are increasing their attention on alleged groundwater contamination associated with CCR management activities. Seven of TVA’s coal-fired plants are in some level of state regulatory groundwater assessment. Four of those plants (Colbert Fossil Plant ("Colbert"), Gallatin, Cumberland,
and Shawnee) have investigations beyond monitoring and reporting. Five of those (Gallatin, Shawnee, Paradise, Johnsonville, and Widows Creek Fossil Plant) have groundwater remediation monitoring with state regulatory involvement. As a result of these assessments and increased attention, TVA may have to change how it manages CCRs at some of its plants, potentially resulting in higher costs. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residual Facilities and Note 9 — Background — Lawsuit Brought by TDEC and Lawsuit Brought by TSRA and TCWN.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates of expenditures for projects related to environmental laws and regulations:

Estimated Potential Environmental Expenditures(1)(2) At March 31, 2019 (in millions)
	Remaining 2019	2020	Thereafter(3)	Total
Coal combustion residual conversion program(4)	$200	$286	$669	$1,155
Clean air control projects(5)	19	27	107	153
Clean Water Act requirements(6)	36	74	203	313
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $204 million, $280 million, and $505 million for the remainder of 2019, 2020, and thereafter, respectively, in capital expenditures.
(3) See Note 19 — Contingencies.
(4)  Includes costs associated with pond closures, conversion of wet to dry handling, and landfill activities. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects. Includes approximately $115 million for Gallatin projects that are part of the original activities scheduled in TVA's CCR Conversion Program and excludes costs resulting from any new requirements related to the Gallatin lawsuits. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residual Facilities and Note 9.
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. At March 31, 2019, TVA had accrued $14 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 9 and Note 19 — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At March 31, 2019, TVA had no off-balance sheet arrangements.

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

Other Matters

On January 3, 2019, the term of Eric Satz as a member of the TVA Board of Directors ("Board") ended with the adjournment of the most recent session of Congress. Although his term of office expired May 18, 2018, the TVA Act permitted him to continue to serve as a Director until the end of this session of Congress.

On February 14, 2019, TVA announced the appointment of Jeffrey Lyash as TVA's new President and Chief Executive Officer. Mr. Lyash joined TVA on April 8, 2019. Mr. Lyash replaced Bill Johnson, whose last day at TVA was May 1, 2019.

On February 28, 2019, the United States Senate confirmed the nomination of John Ryder to serve on the Board. Mr. Ryder was sworn into office and began serving on the Board on March 20, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risks disclosed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.  See Note 14 for additional information regarding TVA's derivative transactions and risk management activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019.  Based on this evaluation, TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA's disclosure controls and procedures were effective as of March 31, 2019, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

For a discussion of certain current material Legal Proceedings, see Note 9 and Note 19 — Legal Proceedings, which discussions are incorporated by reference into this Part II, Item 1, Legal Proceedings.

ITEM 1A.  RISK FACTORS

There are no material changes related to risk factors from the risk factors disclosed in Item 1A, Risk Factors in the Annual Report.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1	Offer Letter to Jeffrey J. Lyash Approved as of February 14, 2019 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on February 14, 2019, File No. 000-52313)

10.2	Acknowledgment by TVA and Jeffrey J. Lyash on March 25, 2019, Relating to the Offer Letter to Mr. Lyash Approved as of February 14, 2019

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	TVA XBRL Instance Document

101.SCH	TVA XBRL Taxonomy Extension Schema

101.CAL	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE	TVA XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 1, 2019		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)