Form 10-Q
period 2019-06-30
Tennessee Valley Authority
filed 2019-08-02
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	45
Executive Overview...............................................................................................................................................................	45
Results of Operations............................................................................................................................................................	46
Liquidity and Capital Resources............................................................................................................................................	54
Key Initiatives and Challenges..............................................................................................................................................	56
Environmental Matters..........................................................................................................................................................	63
Legal Proceedings................................................................................................................................................................	66
Off-Balance Sheet Arrangements.........................................................................................................................................	66
Critical Accounting Policies and Estimates...........................................................................................................................	66
New Accounting Standards and Interpretations....................................................................................................................	66
Legislative and Regulatory Matters.......................................................................................................................................	66

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	66

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	66
Disclosure Controls and Procedures.....................................................................................................................................	66
Changes in Internal Control over Financial Reporting..........................................................................................................	67

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	67

ITEM 1A. RISK FACTORS...........................................................................................................................................................	67

ITEM 6. EXHIBITS.......................................................................................................................................................................	68

SIGNATURES...............................................................................................................................................................................	69

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (the "Quarterly Report"):

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

•
Costs or liabilities that are not anticipated in TVA’s financial statements for third-party claims, natural resource damages, environmental cleanup activities, or fines or penalties associated with unexpected events such as failures of a facility or infrastructure;

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

•	Purchased power price volatility and disruption of purchased power supplies;

•	Events which affect the supply of water for TVA's generation facilities;

•	Changes in TVA's determinations of the appropriate mix of generation assets;

•	Ineffectiveness of TVA's efforts at adapting its organization to an evolving marketplace and remaining cost competitive;

•	Inability to obtain, or loss of, regulatory approval for the construction or operation of assets;

•	Inability to use regulatory accounting or loss of regulatory accounting approval for certain costs;

•	The requirement or decision to make additional contributions to TVA's Nuclear Decommissioning Trust ("NDT"), Asset Retirement Trust ("ART"), or pension plans;

•
Limitations on TVA's ability to borrow money which may result from, among other things, TVA's approaching or substantially reaching the limit on bonds, notes, and other evidences of indebtedness specified in the Tennessee Valley Authority Act of 1933, as amended (the “TVA Act”);

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
Operating revenues
Revenue from sales of electricity	$2,565	$2,669	$7,958	$7,931
Other revenue	39	38	121	117
Total operating revenues	2,604	2,707	8,079	8,048
Operating expenses
Fuel	417	503	1,359	1,473
Purchased power	223	238	775	731
Operating and maintenance	744	603	2,289	1,881
Depreciation and amortization	576	404	1,387	1,263
Tax equivalents	128	129	396	379
Total operating expenses	2,088	1,877	6,206	5,727
Operating income	516	830	1,873	2,321
Other income (expense), net	14	11	52	34
Other net periodic benefit cost	65	65	194	193
Interest expense	300	306	902	942
Net income (loss)	$165	$470	$829	$1,220
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
Net income (loss)	$165	$470	$829	$1,220
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(47)	(65)	(76)	17
Reclassification to earnings from cash flow hedges	13	43	17	13
Total other comprehensive income (loss)	(34)	(22)	(59)	30
Total comprehensive income (loss)	$131	$448	$770	$1,250
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	June 30, 2019	September 30, 2018
Current assets
Cash and cash equivalents	$300	$299
Accounts receivable, net	1,551	1,657
Inventories, net	1,051	961
Regulatory assets	183	414
Other current assets	87	86
Total current assets	3,172	3,417

Property, plant, and equipment
Completed plant	62,716	61,114
Less accumulated depreciation	(30,928)	(29,335)
Net completed plant	31,788	31,779
Construction in progress	1,783	1,999
Nuclear fuel	1,408	1,487
Capital leases	146	149
Total property, plant, and equipment, net	35,125	35,414

Investment funds	2,899	2,862

Regulatory and other long-term assets
Regulatory assets	6,755	6,612
Other long-term assets	324	362
Total regulatory and other long-term assets	7,079	6,974

Total assets	$48,275	$48,667
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	June 30, 2019	September 30, 2018
Current liabilities
Accounts payable and accrued liabilities	$1,739	$1,982
Accrued interest	287	305
Current portion of leaseback obligations	40	38
Current portion of energy prepayment obligations	—	10
Regulatory liabilities	161	187
Short-term debt, net	1,444	1,216
Current maturities of power bonds	1,030	1,032
Current maturities of long-term debt of variable interest entities	39	38
Current maturities of notes payable	23	46
Total current liabilities	4,763	4,854

Other liabilities
Post-retirement and post-employment benefit obligations	4,260	4,476
Asset retirement obligations	5,468	4,665
Other long-term liabilities	2,226	2,715
Leaseback obligations	223	263
Regulatory liabilities	64	104
Total other liabilities	12,241	12,223

Long-term debt, net
Long-term power bonds, net	19,115	20,157
Long-term debt of variable interest entities, net	1,108	1,127
Long-term notes payable	—	23
Total long-term debt, net	20,223	21,307

Total liabilities	37,227	38,384

Commitments and contingencies (Note 19)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	10,234	9,404
Total power program proprietary capital	10,492	9,662
Nonpower programs appropriation investment, net	558	564
Accumulated other comprehensive income (loss)	(2)	57
Total proprietary capital	11,048	10,283

Total liabilities and proprietary capital	$48,275	$48,667
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Nine Months Ended June 30
 (in millions)

	2019	2018
Cash flows from operating activities
Net income (loss)	$829	$1,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization(1)	1,402	1,285
Amortization of nuclear fuel cost	277	282
Non-cash retirement benefit expense	235	243
Prepayment credits applied to revenue	(10)	(75)
Other regulatory amortization and deferrals	240	15
Changes in current assets and liabilities
Accounts receivable, net	149	(11)
Inventories and other current assets, net	(145)	5
Accounts payable and accrued liabilities	(217)	(68)
Accrued interest	(21)	(52)
Pension contributions	(232)	(229)
Other, net	(28)	(78)
Net cash provided by operating activities	2,479	2,537

Cash flows from investing activities
Construction expenditures	(1,292)	(1,354)
Nuclear fuel expenditures	(223)	(181)
Loans and other receivables
Advances	(8)	(12)
Repayments	6	3
Other, net	(16)	(2)
Net cash used in investing activities	(1,533)	(1,546)

Cash flows from financing activities
Long-term debt
Issues of power bonds	—	998
Redemptions and repurchases of power bonds	(1,034)	(1,731)
Redemptions of notes payable	(46)	(52)
Redemptions of debt of variable interest entities	(19)	(18)
Short-term debt issues (redemptions), net	196	(133)
Payments on leases and leasebacks	(41)	(40)
Financing costs, net	—	(3)
Other, net	(1)	—
Net cash provided by (used in) financing activities	(945)	(979)
Net change in cash, cash equivalents, and restricted cash	1	12
Cash, cash equivalents, and restricted cash at beginning of period	322	300
Cash, cash equivalents, and restricted cash at end of period	$323	$312

Supplemental disclosures
Significant non-cash transactions
Accrued capital and nuclear fuel expenditures	$266	$315
Capital lease obligations incurred	6	—
The accompanying notes are an integral part of these consolidated financial statements.
Note
(1) Includes amortization of debt issuance costs and premiums/discounts.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended June 30, 2019 and 2018
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at March 31, 2018	$258	$9,033	$568	$73	$9,932
Net income (loss)	—	472	(2)	—	470
Total other comprehensive income (loss)	—	—	—	(22)	(22)
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at June 30, 2018	$258	$9,504	$566	$51	$10,379

Balance at March 31, 2019	$258	$10,069	$560	$32	$10,919
Net income (loss)	—	167	(2)	—	165
Total other comprehensive income (loss)	—	—	—	(34)	(34)
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at June 30, 2019	$258	$10,234	$558	$(2)	$11,048
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Nine Months Ended June 30, 2019 and 2018
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2017	$258	$8,282	$572	$21	$9,133
Net income (loss)	—	1,226	(6)	—	1,220
Total other comprehensive income (loss)	—	—	—	30	30
Return on power program appropriation investment	—	(4)	—	—	(4)
Balance at June 30, 2018	$258	$9,504	$566	$51	$10,379

Balance at September 30, 2018	$258	$9,404	$564	$57	$10,283
Net income (loss)	—	835	(6)	—	829
Total other comprehensive income (loss)	—	—	—	(59)	(59)
Return on power program appropriation investment	—	(5)	—	—	(5)
Balance at June 30, 2019	$258	$10,234	$558	$(2)	$11,048
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

Reclassifications

Certain historical amounts have been reclassified in the accompanying consolidated financial statements to the current presentation. TVA reclassified $65 million and $193 million of net periodic benefit costs from Operating and maintenance expense to Other net periodic benefit cost in the Consolidated Statements of Operations for the three and nine months ended June 30, 2018, respectively, as a result of the retrospective presentation of financing costs due to the implementation of the new accounting standard for defined benefit plan costs effective for TVA October 1, 2018. TVA also reclassified $13 million from Restricted cash and cash equivalents to Other long-term assets on the Consolidated Balance Sheet at September 30, 2018.

In the June 30, 2018 Consolidated Statements of Cash Flows, amounts previously reported as $(6) million Fuel cost adjustment deferral, $(8) million Fuel cost tax equivalents, and $29 million Other, net were consolidated and presented as $15 million Other regulatory amortization and deferrals. Additionally, $(20) million in cash flows from operating activities previously recorded as $(12) million Accounts payable and accrued liabilities and $(8) million Regulatory asset costs were reclassified to Other, net.

Cash, Cash Equivalents, and Restricted Cash

Cash includes cash on hand, non-interest bearing cash, and deposit accounts. All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalents that are restricted, as to withdrawal or use under the terms of certain contractual agreements, are recorded in Other long-term assets in the Consolidated Balance Sheets. Restricted cash and cash equivalents includes cash held in trusts that are currently restricted for TVA economic development loans and for certain TVA environmental programs in accordance with agreements related to compliance with certain environmental regulations. See Note 19 — Legal Proceedings — Environmental Agreements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash
	At June 30, 2019	At September 30, 2018
Cash and cash equivalents	$300	$299
Restricted cash and cash equivalents included in Other long-term assets	23	23
Total Cash, cash equivalents, and restricted cash	$323	$322

Revenues

TVA recognizes revenue from contracts with customers to depict the transfer of goods or services to customers in an amount to which the entity expects to be entitled in exchange for those goods or services. For the generation and transmission of electricity, this is generally at the time the power is delivered to a metered customer delivery point for the customer's consumption or distribution. As a result, revenues from power sales are recorded as electricity is delivered to customers. In addition to power sales invoiced and recorded during the month, TVA accrues estimated unbilled revenues for power sales provided to five customers whose billing date occurs prior to the end of the month.  Exchange power sales are presented in the accompanying Consolidated Statements of Operations as a component of sales of electricity. Exchange power sales are sales of excess power after meeting TVA native load and directly served requirements.  Native load refers to the customers on whose behalf a company, by statute, franchise, regulatory requirement, or contract, has undertaken an obligation to serve. TVA engages in other arrangements in addition to power sales. Certain other revenue from activities related to TVA’s overall mission are recorded in Other revenue. Revenues that are not related to the overall mission are recorded in Other income (expense), net.

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

The allowance for uncollectible accounts was less than $1 million at both June 30, 2019, and September 30, 2018, for accounts receivable. Additionally, loans receivable of $125 million and $138 million at June 30, 2019, and September 30, 2018, respectively, are included in Accounts receivable, net and Other long-term assets and are reported net of allowances for uncollectible accounts of less than $1 million at both June 30, 2019, and September 30, 2018.

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenue from such pre-commercial generation based on the guidance provided by Federal Energy Regulatory Commission ("FERC") regulations. The Allen Combined Cycle Plant ("Allen CC") began pre-commercial operations in September 2017, and began commercial operations in April 2018. Cogeneration capability at Johnsonville Combustion Turbine Unit 20 commenced pre-commercial plant operations in September 2017, and was placed in service during December 2017. Estimated revenue of less than $1 million and $11 million related to these projects was capitalized to offset project costs for the three and nine months ended June 30, 2018, respectively. TVA also capitalized related fuel costs for these construction projects of approximately $5 million and $20 million during the three and nine months ended June 30, 2018, respectively. No such amounts were capitalized during the three and nine months ended June 30, 2019.

Depreciation

TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies. These studies are updated at least every five years. Depreciation expense was $536 million and $301 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $1.3 billion and $950 million for the nine months ended June 30, 2019 and 2018, respectively. See Note 5 — Financial Impact for a discussion of the impact of plant closures.

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
Effect on the Financial Statements or Other Significant Matters
TVA adopted this standard on a retrospective basis for the prior period presented resulting in lower operating expenses and higher non-operating expenses in the Consolidated Statements of Operations of $194 million and $192 million for the nine months ended June 30, 2019 and 2018, respectively. There was no impact on the Consolidated Balance Sheets because TVA has historically capitalized only the service cost component, which is consistent with the new guidance.

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
Effect on the Financial Statements or Other Significant Matters
TVA adopted this standard using the modified retrospective method with no material changes to the amount or timing of revenue recognition. In accordance with the modified retrospective method, TVA’s previously issued financial statements have not been restated to comply with the new accounting standard.

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

The following accounting standards have been issued but as of June 30, 2019, were not effective and had not been adopted by TVA:

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

Effective Date for TVA	The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2019. While early adoption is permitted, TVA does not plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters	TVA does not expect the adoption of this standard to have a material impact on TVA's financial condition, results of operations, or cash flows.

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

Effective Date for TVA	The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2019. While early adoption is permitted, TVA does not plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters
TVA is evaluating the potential impact of these changes on its consolidated financial statements and related disclosures. The standard is expected to impact financial position as adoption will increase the amount of assets and liabilities recognized on TVA’s Consolidated Balance Sheets. The standard is not expected to have a material impact on results of operations or cash flows as expense recognition is intended to be substantially the same as the existing standard. TVA plans to elect certain of the practical expedients included in the new standard. TVA has selected a lease system solution and continues to evaluate the completeness of the lease population, the effectiveness of internal control related to leases, and appropriate financial statement disclosure. TVA is also continuing to monitor industry implementation and will analyze the related impacts to lease accounting.

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

Effective Date for TVA	The new standard is effective for TVA's annual reporting periods beginning October 1, 2021. While early adoption is permitted, TVA does not plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters	TVA is evaluating the potential impact of these changes on its consolidated financial statements and related disclosures.

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

Effective Date for TVA
The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2020. Early adoption is permitted, and TVA plans to adopt this standard October 1, 2019, on a prospective basis.

Effect on the Financial Statements or Other Significant Matters	TVA does not expect any material impact on TVA's financial condition, results of operations, or cash flows after the adoption of this standard.

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

Effective Date for TVA	The new standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2020. While early adoption is permitted, TVA does not plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters	TVA is evaluating the potential impact of these changes on its consolidated financial statements and related disclosures.

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

Effective Date for TVA	The new standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2020. While early adoption is permitted, TVA does not plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters
TVA does not expect the adoption of this standard to have a material impact on TVA’s financial condition, results of operations or cash flows. TVA is evaluating the potential impact on related disclosures.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net
	At June 30, 2019	At September 30, 2018
Power receivables	$1,436	$1,570
Other receivables	115	87
Accounts receivable, net	$1,551	1,657
Note
(1) Allowance for uncollectible accounts was less than $1 million at June 30, 2019 and September 30, 2018, and therefore is not represented in the table above.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net
	At June 30, 2019	At September 30, 2018
Materials and supplies inventory	$744	725
Fuel inventory	351	266
Renewable energy certificates/emission allowance inventory, net	18	14
Allowance for inventory obsolescence	(62)	(44)
Inventories, net	$1,051	$961

5. Plant Closures

Background

TVA must continuously evaluate all generating assets to ensure an optimum energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. During its August 2018 meeting, the TVA Board approved a plan to perform assessments of Bull Run Fossil Plant ("Bull Run") and Paradise Fossil Plant ("Paradise"). These assessments included resiliency studies for fuel and transmission and financial considerations. TVA also prepared Environmental Assessments ("EAs") pursuant to the National Environmental Policy Act ("NEPA"). Results of these assessments were presented to the TVA Board at its February 2019 meeting, and the Board approved the retirement of Paradise Unit 3 by December 2020 and Bull Run by December 2023. Subsequent to the Board approval, TVA determined that Paradise would not be restarted after January 2020 due to the plant's material condition.

Financial Impact

As a result of TVA’s decision to accelerate the retirements of Paradise and Bull Run, certain construction projects at these locations were identified as probable of abandonment or were no longer expected to be in service for greater than one year prior to the plants' retirement dates. The write-off of these projects resulted in $20 million and $144 million of Operating and maintenance expense during the three and nine months ended June 30, 2019, respectively. TVA also recognized losses of $5 million and $16 million in Operating and maintenance expense related to additional materials and supplies inventory reserves and write-offs identified at Paradise during the three and nine months ended June 30, 2019, respectively.

TVA’s policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Paradise and Bull Run, TVA recognized an additional $225 million and $341 million of accelerated depreciation for the three and nine months ended June 30, 2019, respectively.

6.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets
	At June 30, 2019	At September 30, 2018
Loans and other long-term receivables, net(1)	$120	$125
EnergyRight® receivables	82	90
Prepaid capacity payments	21	27
Restricted cash and cash equivalents(1)	23	23
Commodity contract derivative assets	6	31
Other	72	66
Other long-term assets	$324	$362
Note
(1) Certain historical amounts have been reclassified to conform with current year presentation of Restricted cash and cash equivalents.

In association with the EnergyRight® Solutions program, LPCs offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. As of June 30, 2019, and September 30, 2018, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $21 million and $22 million, respectively. See Note 10 for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities
	At June 30, 2019	At September 30, 2018
Current regulatory assets
Gallatin coal combustion residual facilities(1)	$—	$38
Unrealized losses on interest rate derivatives	85	73
Environmental agreements	—	3
Unrealized losses on commodity contracts	33	4
Environmental cleanup costs - Kingston ash spill	65	266
Fuel cost adjustment receivable	—	30
Total current regulatory assets	183	414

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	2,940	3,119
Non-nuclear decommissioning costs(1)	1,761	1,019
Gallatin coal combustion residuals facilities(1)	—	861
Nuclear decommissioning costs	847	784
Unrealized losses on interest rate derivatives	1,049	692
Environmental agreements	12	11
Unrealized losses on commodity contracts	9	8
Other non-current regulatory assets	137	118
Total non-current regulatory assets	6,755	6,612
Total regulatory assets	$6,938	$7,026

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$138	$146
Fuel cost adjustment	10	—
Unrealized gains on commodity derivatives	13	41
Total current regulatory liabilities	161	187

Non-current regulatory liabilities
Deferred other post-retirement benefits cost	58	73
Unrealized gains on commodity derivatives	6	31
Total non-current regulatory liabilities	64	104
Total regulatory liabilities	$225	$291
Note
(1) See Note 9.

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of June 30, 2019, and September 30, 2018, as reflected in the Consolidated Balance Sheets are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At June 30, 2019	At September 30, 2018
Current liabilities
Accrued interest	25	$11
Accounts payable and accrued liabilities	2	2
Current maturities of long-term debt of variable interest entities	39	38
Total current liabilities	66	51
Other liabilities
Other long-term liabilities	27	28
Long-term debt, net
Long-term debt of variable interest entities, net	1,108	1,127
Total liabilities	$1,201	$1,206

Interest expense of $14 million for both the three months ended June 30, 2019 and 2018, and $42 million and $43 million for the nine months ended June 30, 2019 and 2018, respectively, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

Lawsuit Brought by TDEC. In January 2015, the Tennessee Department of Environment and Conservation ("TDEC") filed a lawsuit against TVA in the Chancery Court for Davidson County, Tennessee, alleging that pollutants from Gallatin have been discharged in violation of the Tennessee Water Quality Control Act and the Tennessee Solid Waste Disposal Act. The Tennessee Scenic Rivers Association ("TSRA") and Tennessee Clean Water Network ("TCWN") are also plaintiffs. On June 13, 2019, the parties filed a consent decree with the Court to resolve this matter, which the Court approved and entered on July 24, 2019. Under the consent decree, TVA agreed to close the existing wet ash disposal impoundments by removal, either to an onsite landfill or to an offsite facility, which will be determined after appropriate environmental reviews. TVA may also submit a plan that allows for beneficial reuse of the CCR material. Under the consent decree, TVA must submit a removal and closure plan to TDEC and must remove the CCR material within 20 years of TDEC’s approval of the plan. The consent decree does not contain penalties or any admission of fault or liability. In addition to the consent decree, TDEC entered an administrative order providing for ongoing investigation and monitoring related to a closed legacy impoundment at the site. After a five-year study period, TDEC and TVA will determine whether any additional corrective action and/or closure activities are necessary for the legacy impoundment.

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

On October 2, 2017, TVA appealed the August 2017 Order to the United States Court of Appeals for the Sixth Circuit ("Sixth Circuit"). On September 24, 2018, a panel of the Sixth Circuit reversed the district court decision and held that the district court erred by imposing CWA liability against TVA and that, therefore, the imposition of injunctive relief was an abuse of discretion. On October 22, 2018, the plaintiffs filed a petition requesting that the full Sixth Circuit rehear the case. On January 17, 2019, the Sixth Circuit denied the petition. On April 15, 2019, the plaintiffs requested review by the United States Supreme Court.

Financial Impact

Based on the August 2017 Order and the assumptions that a new lined facility would be permitted and constructed on the Gallatin site and all existing CCR materials at Gallatin would be moved to this site, TVA estimated the costs of the project to be approximately $900 million, which reflected the expected costs of inflation over the duration of the project but was not discounted to a present value amount given the nature of the obligation. At September 30, 2018, related liabilities of $862 million and $30 million were recorded in Other long-term liabilities and Accounts payable and accrued liabilities, respectively.

As a result of the subsequent decision in TVA's favor by the Sixth Circuit, as well as the June 2019 consent decree filed in the case brought by TDEC, amounts previously recorded as Other long-term liabilities on an undiscounted basis have been reversed and an ARO in the amount of $667 million has been recorded for the discounted cash flows expected for the closure and post-closure activities related to Gallatin CCR facilities. See Note 11 for additional details.

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

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements, liabilities for environmental remediation, and liabilities under agreements related to compliance with certain environmental regulations. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At June 30, 2019	At September 30, 2018
Interest rate swap liabilities	$1,454	$1,122
Gallatin coal combustion residual facilities liability	—	862
Capital lease obligations	181	178
Currency swap liabilities	157	81
EnergyRight® financing obligation	92	102
Paradise pipeline financing obligation(1)	80	80
Accrued long-term service agreement(1)	69	74
Other(1)	193	216
Total other long-term liabilities	$2,226	$2,715
Note
(1) Certain amounts have been reclassified to conform with current year presentation.

Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. As of June 30, 2019, and September 30, 2018, the carrying amount of the interest rate swap liabilities reported in Accounts payable and accrued liabilities was approximately $84 million and $77 million, respectively. See Note 14 —Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities. As of June 30, 2019, Interest rate swap liabilities increased $332 million as compared to September 30, 2018, primarily due to decreases in forecasted future interest rates resulting in higher mark-to-market values on future expected net cash flows.

Gallatin Coal Combustion Residual Facilities Liability. As of September 30, 2018, the estimated cost of the potential Gallatin CCR project was $900 million. The current and long-term portions of the resulting obligation were reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. As of

September 30, 2018, related liabilities of $30 million were recorded in Accounts payable and accrued liabilities. As a result of the subsequent decision in TVA’s favor by the Sixth Circuit, as well as the June 2019 consent decree filed in the case brought by TDEC, Gallatin CCR project costs are now recorded in Asset retirement obligations. See Note 9 for information regarding the Gallatin CCR facilities and Note 11 for information regarding Asset retirement obligations.

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from LPCs in association with the EnergyRight® Solutions program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. The carrying amount of the financing obligation reported in Accounts payable and accrued liabilities for June 30, 2019, and September 30, 2018, was approximately $23 million and $25 million, respectively. See Note 6 for information regarding the associated loans receivable.

Paradise Pipeline Financing Obligation. TVA reserves firm pipeline capacity on an approximately 19 mile pipeline owned by Texas Gas, which serves TVA’s Paradise Combined Cycle Plant. The capacity contract contains a lease component due to TVA’s exclusive right to use the pipeline. TVA accounts for this lease component as a financing transaction. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. As of both June 30, 2019, and September 30, 2018, related liabilities of less than $1 million were recorded in Accounts payable and accrued liabilities.

Accrued Long-Term Service Agreement. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. As of June 30, 2019, and September 30, 2018, related liabilities of $16 million and $30 million, respectively, were recorded in Accounts payable and accrued liabilities.

11.  Asset Retirement Obligations

During the nine months ended June 30, 2019, TVA's total asset retirement obligations ("ARO") liability increased $853 million as a result of recording an ARO for the Gallatin CCR facilities, additions to obligations, revisions in estimates and periodic accretion, partially offset by settlement activity from ongoing ARO projects at TVA facilities. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the nine months ended June 30, 2019, $108 million of the related non-nuclear regulatory assets were amortized into expense as these amounts were collected in rates. See Note 7. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 15 — Investment Funds and Note 19 — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity(1)
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2018	$2,989	$1,790	$4,779
Settlements	(2)	(56)	(58)
Revisions in estimate	—	89	89
Additional obligation	18	—	18
Gallatin CCR	—	667	667
Accretion (recorded as regulatory asset)	102	35	137
Balance at June 30, 2019	$3,107	$2,525	$5,632
Note
(1) The current portion of ARO in the amount of $164 million and $115 million is included in Accounts payable and accrued liabilities at June 30, 2019, and September 30, 2018, respectively.

The revisions in non-nuclear estimates increased $89 million for the nine months ended June 30, 2019. As a result of recent experience in completing settlements at certain facilities, costs for asbestos abatement activities across TVA's fossil fleet increased $114 million. TVA also approved a change in the preferred closure method for the Allen West Impoundment from closure-in-place to closure-by-removal, which resulted in a cost increase of $33 million. Partially offsetting these increases was a $57 million decrease in costs for Paradise closure projects.

Additionally, as a result of the decision in TVA’s favor by the Sixth Circuit in the lawsuit brought by TSRA and TCWN, as well as the June 2019 consent decree filed in the case brought by TDEC, Gallatin discounted cash flows related to CCR closure and post-closure costs of $667 million have been recorded as Asset retirement obligations. The obligation is based upon the assumptions outlined in the consent decree, including a new lined facility will be permitted and constructed on the Gallatin site and existing CCR materials in the existing wet ash disposal impoundments at Gallatin will be moved to this new facility over a 20 year period. See Note 9 for additional details.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at June 30, 2019, and September 30, 2018, consisted of the following:

Debt Outstanding
	At June 30, 2019	At September 30, 2018
Short-term debt
Short-term debt, net	$1,444	$1,216
Current maturities of power bonds	1,030	1,032
Current maturities of long-term debt of variable interest entities	39	38
Current maturities of notes payable	23	46
Total current debt outstanding, net	2,536	2,332
Long-term debt
Long-term power bonds(1)	19,249	20,300
Long-term debt of variable interest entities, net	1,108	1,127
Long-term notes payable	—	23
Unamortized discounts, premiums, issue costs, and other	(134)	(143)
Total long-term debt, net	20,223	21,307
Total outstanding debt	$22,759	$23,639
Note
(1) Includes net exchange gain from currency transactions of $167 million and $147 million at June 30, 2019, and September 30, 2018, respectively.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2018, to June 30, 2019:

Debt Securities Activity
	Date	Amount(1)	Interest Rate
Redemptions/Maturities
electronotes®	First Quarter 2019	$1	2.65%
electronotes®	Second Quarter 2019	1	3.48%
electronotes®	Third Quarter 2019	2	2.89%
2013 Series A	October 2018	1,000	1.75%
2009 Series B	December 2018	1	3.77%
2009 Series B	June 2019	29	3.77%
Total redemptions/maturities of power bonds		1,034
Notes payable		46	1.27%
Debt of variable interest entities		19	4.31%
Total redemptions/maturities of debt		$1,099
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed in 2018 with a maturity date of September 30, 2019. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at June 30, 2019. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

TVA also has funding available under four long-term revolving credit facilities totaling $2.7 billion: a $150 million credit facility that matures on December 11, 2021, a $500 million credit facility that matures on February 1, 2022, a $1.0 billion credit facility that matures on June 13, 2023, and a $1.0 billion credit facility that matures on September 28, 2023. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At June 30, 2019, and September 30, 2018, there were approximately $1.1 billion and $921 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. See Note 14 — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At June 30, 2019
	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
Maturity Date
December 2021	$150	$38	$—	$112
February 2022	500	500	—	—
June 2023	1,000	242	—	758
September 2023	1,000	310	—	690
Total	$2,650	$1,090	$—	$1,560

Lease/Leasebacks

TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software (collectively, "QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At June 30, 2019, and September 30, 2018, the outstanding leaseback obligations related to the remaining CTs and QTE were $263 million and $301 million, respectively. In March 2019, TVA made final rent payments under lease/leaseback transactions involving eight CTs, and TVA had previously acquired the equity interests related to these transactions. These transactions were terminated in July 2019. Final rent payments are scheduled to be made under the remaining CT lease/leaseback transactions on various dates from May 2020 to January 2022. TVA has already acquired the equity interests related to transactions involving eight of these CTs and will have the option to acquire the equity interests related to transactions involving the remaining eight CTs for additional amounts.

13.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA's currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA's portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt and any related accrued interest in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended June 30, 2019 and 2018, TVA reclassified $13 million and $43 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense. During the nine months ended June 30, 2019 and 2018, TVA reclassified $17 million and $13 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense.

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
			Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2019	2018	2019	2018
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction	$(47)	$(65)	$(76)	$17

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2) Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Interest Expense(1)
	Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	2019	2018	2019	2018
Currency swaps	$(13)	$(43)	$(17)	$(13)
Note
(1) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $36 million of gains from AOCI to interest expense within the next 12 months to offset amounts anticipated to be recorded in interest expense related to net exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1)
			Three Months Ended June 30		Nine Months Ended June 30
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2019	2018	2019	2018
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses are recognized in interest expense when incurred during the settlement period	$(19)	$(21)	$(59)	$(68)

Commodity derivatives under FTP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production	—	—	—	(8)
Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three and nine months ended June 30, 2019 and 2018.

Fair Values of TVA Derivatives
	At June 30, 2019		At September 30, 2018
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(80)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(75)	$(67)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(62)
£250 million Sterling	(44)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(39)	(12)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(7)
£150 million Sterling	(46)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(43)	(15)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(12)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(1,107)	Accounts payable and accrued liabilities $(60); Other long-term liabilities $(1,047)	$(878)	Accounts payable and accrued liabilities $(56); Other long-term liabilities $(822)
$476 million notional	(425)	Accounts payable and accrued liabilities $(22); Other long-term liabilities $(403)	(317)	Accounts payable and accrued liabilities $(20); Other long-term liabilities $(297)
$42 million notional	(6)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(4)	(4)	Accounts payable and accrued liabilities $(1); Other long-term liabilities $(3)
Commodity contract derivatives	(22)	Other current assets $14; Other long-term assets $6; Other long-term liabilities $(9); Accounts payable and accrued liabilities $(33)	60	Other current assets $41; Other long-term assets $31; Other long-term liabilities $(8); Accounts payable and accrued liabilities $(4)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had three currency swaps outstanding as of June 30, 2019, with total currency exposure of £600 million and expiration dates ranging from 2021 to 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included in TVA's Consolidated Statements of Operations. For the three months ended June 30, 2019 and 2018, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized losses of $159 million and unrealized gains of $56 million, respectively. For the nine months ended June 30, 2019 and 2018, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized losses of $369 million and unrealized gains of $227 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At June 30, 2019, TVA's coal and natural gas contract derivatives both had terms of up to three years.

Commodity Contract Derivatives
	At June 30, 2019			At September 30, 2018
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	8	12 million tons	$19	13	20 million tons	$58
Natural gas contract derivatives	48	359 million mmBtu	$(41)	61	359 million mmBtu	$2

Derivatives Under FTP. TVA has suspended its FTP and no longer uses financial instruments to hedge risks related to commodity prices. Prior to the suspension of the FTP, TVA deferred all FTP unrealized gains (losses) as regulatory liabilities (assets) and recorded only realized gains or losses to match the delivery period of the underlying commodity. TVA did not experience any unrealized gains and losses related to the FTP at June 30, 2019 or September 30, 2018. TVA experienced the following realized losses related to the FTP during the periods set forth in the table below:

Financial Trading Program Realized Gains (Losses)
	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
Decrease (increase) in fuel expense
Natural gas	$—	$—	$—	$(6)
Decrease (increase) in purchased power expense
Natural gas	—	—	—	(2)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the Consolidated Balance Sheets at June 30, 2019, and September 30, 2018, are shown in the table below:

Derivative Assets and Liabilities
	At June 30, 2019
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet(2)
Assets
Commodity derivatives not subject to master netting or similar arrangement	$20	$—	$20

Liabilities
Currency swaps(3)	$170	$—	$170
Interest rate swaps(3)	1,538	—	1,538
Total derivatives subject to master netting or similar arrangement	1,708	—	1,708
Commodity derivatives not subject to master netting or similar arrangement	42	—	42
Total liabilities	$1,750	$—	$1,750

	At September 30, 2018
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet(2)
Assets
Commodity derivatives not subject to master netting or similar arrangement	$72	$—	$72

Liabilities
Currency swaps(3)	$94	$—	$94
Interest rate swaps(3)	1,199	—	1,199
Total derivatives subject to master netting or similar arrangement	1,293	—	1,293
Commodity derivatives not subject to master netting or similar arrangement	12	—	12
Total liabilities	$1,305	$—	$1,305
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
(3) Letters of credit of approximately $1.1 billion and $921 million were posted as collateral at June 30, 2019, and September 30, 2018, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the TVA Deferred Compensation Plan ("DCP"). See Note 15 — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At June 30, 2019, and September 30, 2018, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $25 million and $45 million at June 30, 2019, and September 30, 2018, respectively.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At June 30, 2019, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.7 billion.  TVA's collateral obligations at June 30, 2019, under these arrangements were approximately $1.1 billion, for which TVA had posted approximately $1.1 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at June 30, 2019. The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (e.g., barge, rail, and truck). Emerging technologies, environmental regulations, and low natural gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies. Continued difficulties by coal suppliers could result in consolidations, additional bankruptcies, restructuring, contract renegotiations, or other scenarios. Under these scenarios and TVA’s potential available responses, TVA does not anticipate a significant financial impact in obtaining continued fuel supply for its coal-fired generation.

Nuclear fuel is obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services, or a combination thereof, and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make procurement contracts subject to credit risk related to the potential nonperformance of counterparties. In the event of nonperformance by these or other suppliers, TVA believes that replacement uranium concentrate can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant. TVA has determined that the supplier has the equivalent of a non-investment grade credit rating; therefore, the supplier has provided credit assurance to TVA under the terms of the agreement.

Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT fund, ART fund, and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur substantial costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT fund, the ART fund, and the qualified pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At June 30, 2019, all of TVA's currency swaps and interest rate swaps as well as all of the derivatives in the NDT and the ART were with banking counterparties whose Moody's credit ratings were A3 or higher.

TVA classifies qualified forward coal and natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At June 30, 2019, the coal contracts were with counterparties whose Moody's credit rating, or TVA’s internal analysis when such information was unavailable, ranged from D to Ba3. At June 30, 2019, the natural gas contracts were with counterparties whose ratings ranged from B1 to A1. See Suppliers above for discussion of challenges facing the coal industry. TVA's total value for derivative contracts with coal and natural gas counterparties in an asset position as of June 30, 2019, was approximately $20 million.

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

Investment Funds

At June 30, 2019, Investment funds were composed of $2.9 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $2.1 billion and $717 million, respectively, at June 30, 2019.

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

Private equity limited partnerships, private real estate investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $185 million, unfunded commitments related to private real estate of $35 million, and unfunded commitments related to private credit of $4 million at June 30, 2019. The ART had unfunded commitments related to private equity limited partnerships of $95 million, unfunded commitments related to private real estate of $16 million, and unfunded commitments related to private credit of $2 million at June 30, 2019. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real estate investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at net asset value in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)
		Three Months Ended June 30		Nine Months Ended June 30
Fund	Financial Statement Presentation	2019	2018	2019	2018
SERP	Other income (expense)	$1	$—	$—	$—
DCP	Other income (expense)	1	—	(1)	—
NDT	Regulatory asset	(37)	9	(84)	(19)
ART	Regulatory asset	(6)	1	(58)	7

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2018) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at June 30, 2019.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019, and September 30, 2018. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$330	$—	$—	$330
Government debt securities	235	60	—	295
Corporate debt securities	—	430	—	430
Mortgage and asset-backed securities	—	35	—	35
Institutional mutual funds	245	—	—	245
Forward debt securities contracts	—	25	—	25
Private credit funds measured at net asset value(1)	—	—	—	30
Private equity funds measured at net asset value(1)	—	—	—	135
Private real estate funds measured at net asset value(1)	—	—	—	131
Commingled funds measured at net asset value(1)	—	—	—	1,243
Total investments	810	550	—	2,899
Commodity contract derivatives	—	1	19	20
Total	$810	$551	$19	$2,919

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(2)	$—	$170	$—	$170
Interest rate swaps	—	1,538	—	1,538
Commodity contract derivatives	—	42	—	42
Total	$—	$1,750	$—	$1,750
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

The following table presents a reconciliation of all commodity contract derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	Commodity Contract Derivatives
	Three Months Ended June 30	Nine Months Ended June 30
Balance at beginning of period	$(52)	$(67)
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	57	72
Balance at June 30, 2018	$5	$5

Balance at beginning of period	$38	$58
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	(19)	(39)
Balance at June 30, 2019	$19	$19

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2019	Valuation Technique(s)	Unobservable Inputs	Range
Assets
Commodity contract derivatives	$19	Pricing model	Coal supply and demand	0.6 - 0.8 billion tons/year
			Long-term market prices	$12.20 - $106.35/ton
Liabilities
There were no commodity contract derivatives in liability positions at June 30, 2019.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2018	Valuation Technique(s)	Unobservable Inputs	Range
Assets
Commodity contract derivatives	$59	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$12.25 - $112.24/ton
Liabilities
Commodity contract derivatives	$1	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$12.25 - $112.24/ton

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair value of the financial instruments held at June 30, 2019, and September 30, 2018, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at June 30, 2019, and September 30, 2018, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At June 30, 2019		At September 30, 2018
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$103	$102	$112	$112

Loans and other long-term receivables, net (including current portion)	Level 2	$125	$111	$138	$123

EnergyRight® financing obligation (including current portion)	Level 2	$115	$129	$127	$143

Unfunded loan commitments	Level 2	$—	$9	$—	$3

Membership interest of variable interest entities subject to mandatory redemption (including current portion)	Level 2	$29	$37	$30	$37

Long-term outstanding power bonds (including current maturities), net	Level 2	$20,145	$24,846	$21,189	$23,896

Long-term debt of variable interest entities (including current maturities), net	Level 2	$1,147	$1,351	$1,165	$1,256

Long-term notes payable (including current maturities)	Level 2	$23	$23	$69	$68

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

LPC sales
Approximately 92 percent of TVA’s revenue from sales of electricity is to LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenue

During the three and nine months ended June 30, 2019, revenues generated from TVA’s electricity sales were $2.6 billion and $8.0 billion, respectively, and accounted for virtually all of TVA’s revenues. TVA’s revenues by state for the three and nine months ended June 30, 2019 and 2018 are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
Alabama	$367	$383	$1,146	$1,152
Georgia	59	59	196	196
Kentucky	157	171	498	504
Mississippi	250	258	751	746
North Carolina	15	14	56	49
Tennessee	1,705	1,771	5,273	5,252
Virginia	10	11	35	37
Subtotal	2,563	2,667	7,955	7,936
Off-system sales	2	2	3	6
Revenue capitalized during pre-commercial plant operations(1)	—	—	—	(11)
Revenue from sales of electricity	2,565	2,669	7,958	7,931
Other revenues	39	38	121	117
Total operating revenues	$2,604	$2,707	$8,079	$8,048
Note
(1) Represents revenue capitalized during pre-commercial operations of less than $1 million and $11 million for the three and nine months ended June 30, 2018, respectively. See Note 1 — Pre-Commercial Plant Operations.

TVA’s revenues by customer type for the three and nine months ended June 30, 2019 and 2018 are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
Revenue from sales of electricity
Local power companies	$2,366	$2,464	$7,347	$7,344
Industries directly served	168	172	521	506
Federal agencies and other	31	33	90	92
Revenue capitalized during pre-commercial plant operations(1)	—	—	—	(11)
Revenue from sales of electricity	2,565	2,669	7,958	7,931
Other revenues	39	38	121	117
Total operating revenues	$2,604	$2,707	$8,079	$8,048
Note
(1) Represents revenue capitalized during pre-commercial operations of less than $1 million and $11 million for the three and nine months ended June 30, 2018, respectively. See Note 1 — Pre-Commercial Plant Operations.

The number of LPCs with the contract arrangements described below, the revenues derived from such arrangements for the three and nine months ended June 30, 2019, and the percentage of TVA’s total operating revenues for the three and nine months ended June 30, 2019 represented by these revenues are summarized in the tables below:

TVA Local Power Company Contracts At June 30, 2019
Contract Arrangements(1)	Number of LPCs	Sales to LPCs in the Three Months Ended June 30, 2019 (in millions)	Percentage of Total Operating Revenues in the Three Months Ended June 30, 2019
20-year termination notice	3	$28	1.1%
15-year termination notice	11	112	4.3%
12-year termination notice	1	6	0.2%
10-year termination notice	52	822	31.6%
6-year termination notice	1	11	0.4%
5-year termination notice	86	1,387	53.3%
Total	154	$2,366	90.9%
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

TVA Local Power Company Contracts At June 30, 2019
Contract Arrangements(1)	Number of LPCs	Sales to LPCs in the Nine Months Ended June 30, 2019 (in millions)	Percentage of Total Operating Revenues in the Nine Months Ended June 30, 2019
20-year termination notice	3	$96	1.2%
15-year termination notice	11	362	4.5%
12-year termination notice	1	19	0.2%
10-year termination notice	52	2,536	31.4%
6-year termination notice	1	36	0.4%
5-year termination notice	86	4,298	53.2%
Total	154	$7,347	90.9%
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
TVA’s two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 10-year termination notice period, respectively. Sales to MLGW and NES each accounted for 8 percent of TVA’s total operating revenues during the nine months ended June 30, 2019.

Contract Balances

Contract assets represent an entity’s right to consideration in exchange for goods and services that the entity has transferred to customers. TVA does not have any material contract assets as of June 30, 2019.

Contract liabilities represent an entity’s obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation.

Energy Prepayment Obligations. In 2004, TVA and its largest customer, Memphis Light, Gas and Water Division ("MLGW"), entered into an energy prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs of electricity to be delivered by TVA to MLGW over a period of 15 years.  TVA accounted for the prepayment as unearned revenue and reported the obligation to deliver power under this arrangement as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2018, Consolidated Balance Sheets.  TVA recognized approximately $100 million of noncash revenue in each year of the arrangement as electricity was delivered to MLGW based on the ratio of units of kilowatt hours delivered to total units of kilowatt hours under contract.  At June 30, 2019, $1.5 billion had been recognized as noncash revenue on a cumulative basis during the life of the agreement, $25 million of which was recognized as noncash revenue and a corresponding reduction in the balance of Energy prepayment obligations during the three months ended June 30, 2018. There was no recognized noncash revenue during the three months ended June 30, 2019. During the nine months ended June 30, 2019 and 2018, $10 million and $75 million, respectively, were recognized as noncash revenue and a corresponding reduction in the balance of Energy prepayment obligations. Discounts to account for the time value of money, which were recorded as a reduction to electricity sales, amounted to $12 million for the three months ended June 30, 2018. There were no discounts to account for the time value of money during the three months ended June 30, 2019. Discounts to account for the time value of money, which were recorded as a reduction to electricity sales, amounted to $4 million and $34 million for the nine months ended June 30, 2019 and 2018, respectively.

Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in certain business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $76 million and $70 million during the three months ended June 30, 2019, and 2018, respectively. Incentives recorded as a reduction to revenue were $231 million and $206 million during the nine months ended June 30, 2019, and 2018, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities in the Consolidated Balance Sheets. At June 30, 2019 and September 30, 2018, the outstanding unpaid incentives were $154 million and $145 million, respectively. These incentives may be subject to clawback provisions if the customers fail to meet certain program requirements.

17.  Other Income (Expense), Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income (Expense), Net
	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
Bellefonte deposit	$—	$—	$21	$—
Interest income	7	6	19	17
External services	3	2	9	10
Gains (losses) on investments	3	1	2	4
Miscellaneous	1	2	1	3
Total Other income (expense), net	$14	$11	$52	$34

During the three months ended June 30, 2019, Other income (expense), net increased $3 million primarily driven by $2 million of unrealized gains on the SERP and DCP investments and an increase of $1 million related to interest income during the quarter. During the nine months ended June 30, 2019, Other income (expense), net increased $18 million primarily driven by $21 million of other income related to a deposit liability received by TVA as a down payment on the sale of Bellefonte. The purchaser, Nuclear Development, LLC, failed to fulfill the requirements of the sales contract with respect to obtaining NRC approval of the transfer of required nuclear licenses and payment of the remainder of the selling price before the November 30, 2018, closing date. Partially offsetting this increase was $2 million of unrealized losses on the SERP and DCP investments.

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and nine months ended June 30, 2019 and 2018, were as follows:

Components of TVA's Benefit Plans(1)
	For the Three Months Ended June 30				For the Nine Months Ended June 30
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$11	$13	$2	$4	$33	$40	$8	$11
Interest cost	125	118	5	5	374	355	14	14
Expected return on plan assets	(119)	(119)	—	—	(358)	(358)	—	—
Amortization of prior service credit	(25)	(25)	(6)	(5)	(74)	(74)	(18)	(16)
Recognized net actuarial loss	84	103	1	1	252	307	3	5
Total net periodic benefit cost as actuarially determined	76	90	2	5	227	270	7	14
Amount expensed (capitalized) due to actions of regulator	—	(13)	—	—	1	(40)	—	—
Total net periodic benefit cost	$76	$77	$2	$5	$228	$230	$7	$14
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost in the Consolidated Statements of Operations.

TVA's minimum required pension plan contribution for 2019 is $300 million. TVA contributes $25 million per month to TVARS and as of June 30, 2019, had contributed $225 million. The remaining $75 million will be contributed by September 30, 2019. For the nine months ended June 30, 2019, TVA also contributed $64 million to the 401(k) plan and $28 million (net of $3 million in rebates) to the other post-retirement plans. TVA has contributed $7 million to the SERP for the nine months ended June 30, 2019.

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

•
Within the Secondary Financial Protection level, the owner of each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of approximately $138 million per reactor per incident. With TVA’s seven reactors, the maximum total contingent obligation per incident is $963 million. This retrospective premium is payable at a rate currently set at approximately $20 million per year per incident per reactor. Currently, 98 reactors are participating in the Secondary Financial Protection program.

In the event that a nuclear power plant event results in third-party damages, the primary level provided by ANI combined with the Secondary Financial Protection would provide approximately $14.0 billion in coverage.

Federal law requires that each NRC power reactor licensee obtain property insurance from private sources to cover the cost of stabilizing or shutting down a reactor after an accident. TVA carries property, decommissioning, and decontamination insurance from Nuclear Electric Insurance Limited ("NEIL"), totaling $5.1 billion for its licensed nuclear plants with up to $2.1 billion available for a loss at any one site. Some of this insurance may require the payment of retrospective premiums up to a maximum of approximately $139 million.

TVA purchases accidental outage (business interruption) insurance for TVA's nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) up to a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $46 million.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At June 30, 2019, the estimated future decommissioning cost of $3.1 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions.

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

Non-Nuclear Decommissioning.  The estimated future non-nuclear decommissioning ARO was $2.5 billion at June 30, 2019.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in selected closure methodology, changes in available technology, and changes in the cost of labor, materials, and equipment.

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

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to costs of approximately $189 million from 2019 to 2029, which include future clean air controls, existing controls capital projects, and air operations and maintenance projects. TVA also estimates additional expenditures of $1.4 billion from 2019 to 2023 relating to TVA's CCR conversion program, as well as expenditures of approximately $324 million from 2019 to 2025 relating to compliance with Clean Water Act requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in contamination that TVA is addressing.  At June 30, 2019, and September 30, 2018, TVA's estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $16 million and $12 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

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

On May 13, 2019, an additional group of contractor employees and family members filed suit against Jacobs in the Circuit Court for Roane County, Tennessee. These plaintiffs have raised similar claims to those litigated in the case referenced above.

While TVA is not a party to either of these lawsuits, TVA could be contractually obligated to reimburse Jacobs for some amounts that Jacobs is required to pay. Further, TVA will continue monitoring the litigation to determine whether this or similar cases could have broader implications for the utility industry.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At June 30, 2019, TVA had accrued $14 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $12 million is included in Other long-term liabilities and $2 million is included in Accounts payable and accrued liabilities. No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the Environmental Protection Agency ("EPA") and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"). They became effective in June 2011. Under the Environmental Agreements, TVA committed to (1) retire on a phased schedule 18 coal-fired units with a combined summer net dependable capability of 2,200 MW, (2) control, convert, or retire additional coal-fired units with a combined summer net dependable capability of 3,500 MW, (3) comply with annual, declining emission caps for sulfur dioxide ("SO2") and nitrogen oxide, (4) invest $290 million in certain TVA environmental projects (of which TVA had spent approximately $278 million as of June 30, 2019), (5) provide $60 million to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects, and (6) pay civil penalties of $10 million. In exchange for these commitments, most past claims against TVA based on alleged New Source Review and associated violations were waived and cannot be brought against TVA. Future claims, including those for sulfuric acid mist and GHG emissions, can still be brought against TVA, and claims for increases in particulates can also be pursued at many of TVA's coal-fired units. Additionally, the Environmental Agreements do not address compliance with new laws and regulations or the cost associated with such compliance.

The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and
Other long-term liabilities on the June 30, 2019, Consolidated Balance Sheet. In conjunction with the approval of the
Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the
Environmental Agreements as regulatory assets, and they are included as such on the June 30, 2019, Consolidated
Balance Sheet and will be recovered in rates in future periods. TVA has substantially completed the requirements in the
Environmental Agreements related to retiring coal-fired units or installing controls on such units.

Case Involving Kingston Fossil Plant. On May 7, 2019, Roane County and the Cities of Kingston and Harriman (“local governments”) filed a lawsuit in the Circuit Court for Roane County, Tennessee, against TVA and Jacobs for monetary damages and unspecified injunctive relief relating to TVA’s cleanup response to the 2008 ash spill at Kingston Fossil Plant. The local governments allege that TVA and Jacobs failed to take proper measures to mitigate environmental and health risks during the cleanup response and misled the local governments and their citizens about health and environmental risks associated with exposure to coal fly ash. The local governments seek to recover monetary damages on behalf of their citizens for personal injury and property loss claims, damages for lost tax revenue, damages for increased emergency and medical response costs claims, punitive damages, and unspecified injunctive relief. On June 6, 2019, TVA removed the lawsuit to the Eastern District. TVA has filed a motion to dismiss the case.

Cases Involving Gallatin Fossil Plant CCR Facilities. TVA is a party in two lawsuits relating to alleged releases of waste materials from the CCR facilities at Gallatin. See Note 9 — Background — Lawsuit Brought by TDEC and — Lawsuit Brought by TSRA and TCWN.

Consent Decree Involving Colbert Fossil Plant. In May 2013, the Alabama Department of Environmental Management
("ADEM") and TVA entered into a consent decree concerning alleged violations of the Alabama Water Pollution Control Act. The consent decree required, among other things, that TVA continue remediation efforts TVA had begun prior to the suit being filed and stop using an unlined landfill after a lined landfill is approved and constructed. TVA also paid $150,000 to Alabama under this 2013 consent decree. In August 2018, the parties agreed to amend the consent decree to deal with groundwater issues identified after TVA published groundwater monitoring reports in accordance with the EPA's CCR rule. The amended consent decree requires TVA to investigate the nature and extent of any groundwater contamination, develop and implement a remedy, provide semiannual status reports to ADEM, and remedy any seeps identified during inspections. TVA also paid $100,000 to Alabama under the amended consent decree. In accordance with the amended consent decree, TVA submitted to ADEM a Comprehensive Groundwater Investigation Report on May 17, 2019, and an Assessment of Corrective Measures on July 17, 2019.

Case Involving Tennessee River Boat Accident. On July 23, 2015, plaintiffs filed suit in the United States District Court for the Northern District of Alabama, seeking recovery for personal injuries sustained when the plaintiffs’ boat struck a TVA transmission line which was being raised from the Tennessee River during a repair operation. The district court dismissed the case, finding that TVA’s exercise of its discretion as a governmental entity in deciding how to carry out the operation barred any liability for negligence. In August 2017, the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) affirmed the decision. The plaintiffs petitioned the U.S. Supreme Court ("Supreme Court") for review of the decision, arguing that the provision of the TVA Act which allows suit to be brought against TVA does not allow TVA to claim immunity for discretionary actions. On April 29, 2019, the Supreme Court issued its opinion reversing the judgment of the Eleventh Circuit and remanding the case to the Eleventh Circuit. On July 17, 2019, the Eleventh Circuit remanded the case to the district court for further proceedings consistent with the Supreme Court’s opinion.

Case Involving Bellefonte Nuclear Plant. On November 30, 2018, Nuclear Development, LLC, filed suit against TVA in the United States District Court for the Northern District of Alabama. The plaintiff alleges that TVA breached its agreement to sell Bellefonte to the plaintiff. The plaintiff seeks, among other things, (1) an injunction requiring TVA to maintain Bellefonte and the associated NRC permits until the case is concluded, (2) an order compelling TVA to complete the sale of Bellefonte to the plaintiff, and (3) if the court does not order TVA to complete the sale, monetary damages in excess of $30 million. On December 26, 2018, Nuclear Development, LLC, and TVA filed a joint stipulation with the court. Under the stipulation, Nuclear Development, LLC, withdrew its request for an expedited hearing on its injunction in exchange for TVA’s agreement to continue to maintain Bellefonte in accordance with the NRC permits and to give Nuclear Development, LLC, and the court five days prior notice of any filing by TVA to terminate the permits or sell the site. TVA filed a motion to dismiss the case on February 4, 2019. On May 15, 2019, the court denied TVA's motion. Trial is currently scheduled for May 2020.

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

Executive Overview

TVA's net income for the three and nine months ended June 30, 2019, was $165 million and $829 million, respectively, as compared with net income of $470 million and $1.2 billion for the same periods of the prior year. TVA’s service territory experienced overall milder than normal weather during the nine months ended June 30, 2019, despite record-setting cold weather experienced during November 2018. This overall milder weather drove lower energy sales. However, revenue from sales of electricity increased $27 million for the nine months ended June 30, 2019, as compared to the same period of the prior year primarily driven by the base rate adjustment that became effective October 1, 2018.

Fuel and purchased power expense decreased $70 million for the nine months ended June 30, 2019, as compared to the same period of the prior year.  This decrease was primarily due to an overall decrease in sales of electricity and significant hydroelectric generation resulting from record rainfall in the second quarter of 2019. This decrease was partially offset by an increase in purchased power utilized to meet increased demand during the first quarter of 2019. Operating and maintenance expense increased $408 million for the nine months ended June 30, 2019, as compared to the same period of the prior year.  This increase was primarily driven by accelerated recovery of the regulatory asset for Environmental cleanup costs related to the Kingston ash spill in accordance with the TVA Board of Directors (the "TVA Board") ratemaking authority, an increase in project write-offs and Materials and supplies inventory reserves and write-offs associated with the anticipated retirement of Paradise Fossil Plant (“Paradise”) and Bull Run Fossil Plant (“Bull Run”), and increased outage expense driven by additional planned nuclear outage days.
TVA remains committed to planning its system in a way that ensures evolving resource portfolios remain reliable and provide the most value to all customers. TVA utilizes an Integrated Resource Plan ("IRP") to provide direction on how to best meet future electricity demand. During the third quarter of 2019, TVA finalized the 2019 IRP, which considered many views of the future to determine how TVA can continue to provide low-cost, reliable electricity, support environmental stewardship, and spur economic development in the Tennessee Valley over the next 20 years. The final 2019 IRP will be presented to the TVA Board for consideration at its August 2019 meeting.
During the third quarter of 2019, TVA completed power ascension testing on the third and final phase of the extended power uprate ("EPU") project at Browns Ferry Nuclear Plant ("Browns Ferry"). The generating capacity is expected to increase by an estimated 465 MW after completion of the project and sufficient run time to validate the new capacity.
TVA also continues to achieve 99.999 percent reliability in delivering energy to its customers. TVA's reliability and economic development efforts continued to attract and encourage the expansion of business and industries in the Tennessee Valley, with over $8.0 billion in investments and more than 58,500 jobs created or retained through the third quarter of 2019.
Results of Operations

Sales of Electricity

The following charts compare TVA's sales of electricity for the three and nine months ended June 30, 2019 and 2018:

Sales of Electricity
Three Months Ended June 30
(millions of kWh)

Sales of Electricity
Nine Months Ended June 30
(millions of kWh)

Notes
(1) Pre-commercial generation included in the three months ended June 30, 2018, was less than 1 million kilowatt hours ("kWh"). See Note 1 — Pre-Commercial Plant Operations.
(2) Includes approximately 429 million kWh of pre-commercial generation for the nine months ended June 30, 2018. See Note 1 — Pre-Commercial Plant Operations.

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

	Degree Days
	Variation from Normal						Variation from Prior Period
	2019 Actual	Normal	Percent Variation	2018 Actual(1)	Normal(1)	Percent Variation	Percent Change
Heating Degree Days
Three Months Ended June 30	139	191	(27.2)%	292	191	52.9%	(52.4)%
Nine Months Ended June 30	3,219	3,350	(3.9)%	3,381	3,350	0.9%	(4.8)%

Cooling Degree Days
Three Months Ended June 30	612	565	8.3%	706	565	25.0%	(13.3)%
Nine Months Ended June 30	730	617	18.3%	809	617	31.1%	(9.8)%

Total Degree Days
Three Months Ended June 30	751	756	(0.7)%	998	756	32.0%	(24.7)%
Nine Months Ended June 30	3,949	3,967	(0.5)%	4,190	3,967	5.6%	(5.8)%
Note
(1) The prior period degree day information has been adjusted in order to incorporate a change in TVA’s current calculation of this information.  Every five years this calculation is updated in order to incorporate the current 15-year period of weather history.  The most recent update, to incorporate weather history for CYs 2001-2015, occurred during the first quarter of 2019.

Sales of electricity decreased approximately five percent for the three months ended June 30, 2019, as compared to the same period of the prior year, primarily due to decreased sales volume for LPCs driven by a 25 percent decrease in total degree days. Additionally, sales to industries directly served decreased slightly, particularly in the chemical and metal sectors.

Sales of electricity decreased approximately two percent for the nine months ended June 30, 2019, as compared to the same period of the prior year, primarily due to decreased sales volume for LPCs driven by a six percent decrease in total degree days.  Milder than normal weather during the months of January 2019 and February 2019 offset record-setting cold experienced during November 2018, where TVA recorded its second highest peak power demand for the month of November. Partially offsetting the decreased sales volume for LPCs, sales to industries directly served increased slightly, particularly in the polysilicon sector.

Financial Results

The following table compares operating results for the three and nine months ended June 30, 2019 and 2018:

Summary Consolidated Statements of Operations
	Three Months Ended June 30			Nine Months Ended June 30
	2019	2018	Percent Change	2019	2018	Percent Change
Operating revenues	$2,604	$2,707	(3.8)%	$8,079	$8,048	0.4%
Operating expenses	2,088	1,877	11.2%	6,206	5,727	8.4%
Operating income	516	830	(37.8)%	1,873	2,321	(19.3)%
Other income, net	14	11	27.3%	52	34	52.9%
Other net periodic benefit cost	65	65	—%	194	193	0.5%
Interest expense, net	300	306	(2.0)%	902	942	(4.2)%
Net income	$165	$470	(64.9)%	$829	$1,220	(32.0)%

Operating Revenues.  Operating revenues for the three and nine months ended June 30, 2019 and 2018, consisted of the following:

Operating Revenues
Three Months Ended June 30

Operating Revenues
Nine Months Ended June 30
Notes
(1) Excludes a contra-revenue amount of less than $1 million representing revenue capitalized during pre-commercial operations for the three months ended June 30, 2018. See Note 1 — Pre-Commercial Plant Operations.
(2) Excludes a contra-revenue amount of approximately $11 million representing revenue capitalized during pre-commercial operations for the nine months ended June 30, 2018. See Note 1 — Pre-Commercial Plant Operations.

TVA's current rate structure provides pricing signals intended to signal higher cost periods to serve its customers and capture a portion of TVA’s fixed costs in fixed charges.  The structure includes three base revenue components: time of use demand charges, time of use energy charges, and a grid access charge ("GAC").  The demand charges are based upon the customer's peak monthly usage and increase as the peak increases. The energy charges are based on time differentiated kWh used by the customer.  Both of these components can be significantly impacted by weather. The GAC, which was implemented in October 2018, captures a portion of fixed costs and will be offset by a corresponding reduction to the energy rates.  The GAC will also reduce the impact of weather variability to the overall rate structure.  Recognizing the need for flexibility, all LPCs were presented with the option to implement the GAC in October 2018 or defer the implementation until October 2019.  Seventy-nine LPCs elected to implement in October 2018, while the remaining 75 have elected to implement wholesale changes in October 2019.  In addition to base revenues, the rate structure also includes a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel, and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and payments to states and counties in lieu of taxes ("tax equivalents") associated with the fuel cost adjustments.

The changes in revenue components for the three and nine months ended June 30, 2019, compared to the three and nine months ended June 30, 2018, are summarized below:

Changes in Revenue Components
	Three Months Ended June 30				Nine Months Ended June 30
	2019	2018		Change	2019	2018		Change
Base revenue
Energy revenue	$1,171	$1,271	(1)	$(100)	$3,596	$3,796	(1)	$(200)
Demand revenue	849	824		25	2,565	2,464		101
Grid access charge	64	—		64	193	—		193
Other charges and credits(2)	(144)	(158)		14	(460)	(483)		23
Total base revenue	1,940	1,937		3	5,894	5,777		117
Fuel cost recovery	623	730		(107)	2,061	2,148		(87)
Off-system sales	2	2		—	3	6		(3)
Revenue from sales of electricity	2,565	2,669		(104)	7,958	7,931		27
Other revenue	39	38		1	121	117		4
Total operating revenues	$2,604	$2,707		$(103)	$8,079	$8,048		$31
Notes
(1) Includes the impact of revenue capitalized during pre-commercial operations of less than $1 million and approximately $11 million for the three and nine months ended June 30, 2018, respectively. See Note 1 — Pre-Commercial Plant Operations.
(2) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and interruptible credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 16 — Revenue from Sales of Electricity.

Operating revenues decreased $103 million for the three months ended June 30, 2019, as compared to the same period of the prior year, primarily due to a $107 million decrease in fuel cost recovery revenues. The $107 million decrease in fuel cost recovery revenues was driven by a $73 million decrease attributable to lower fuel rates and a $34 million decrease attributable to lower energy sales. Base revenue was slightly higher driven by an increase of $97 million attributable to higher effective rates resulting from the base rate adjustment that became effective October 1, 2018, offset by a $94 million decrease attributable to lower sales volume.
Operating revenues increased $31 million for the nine months ended June 30, 2019, as compared to the same period of the prior year, primarily due to a $117 million increase in base revenue. The $117 million increase in base revenue was driven by an increase of $239 million attributable to higher effective rates resulting from the base rate adjustment that became effective October 1, 2018, partially offset by a $133 million decrease attributable to lower sales volume. Milder than normal weather during the months of January 2019 and February 2019 offset record-setting cold experienced during November 2018, where TVA recorded its second highest peak power demand for the month of November. Further, there were no pre-commercial plant operations during the nine months ended June 30, 2019. Therefore, revenue capitalized as a result of pre-commercial generation during the nine months ended June 30, 2018, contributed $11 million to the additional base revenue for the nine months ended June 30, 2019. See Note 1 — Pre-Commercial Plant Operations. Partially offsetting these increases was an $87 million decrease in fuel cost recovery revenues, driven by a $44 million decrease attributable to lower energy sales and a $43 million decrease attributable to lower fuel rates.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three and nine months ended June 30, 2019 and 2018, consisted of the following:

Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

The following table shows TVA's net generation and purchased power by generating source for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Three Months Ended June 30
	2019		2018
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	5,774	15%	7,694	19%	(1,920)	(25)%
Nuclear	16,438	44%	15,665	40%	773	5%
Hydroelectric	3,503	9%	3,499	9%	4	—%
Natural gas and/or oil-fired(1)	7,129	19%	7,574	19%	(445)	(6)%
Total TVA-operated generation facilities(2)	32,844	87%	34,432	87%	(1,588)	(5)%
Purchased power (non-renewable)(3)	2,853	8%	3,322	8%	(469)	(14)%
Purchased power (renewable)(4)	2,081	5%	1,875	5%	206	11%
Total purchased power	4,934	13%	5,197	13%	(263)	(5)%
Total power supply	37,778	100%	39,629	100%	(1,851)	(5)%
Notes
(1) The natural gas and/or oil-fired amount includes less than 1 million kWh of pre-commercial generation at the Allen Combined Cycle Plant ("Allen CC") for the three months ended June 30, 2018. See Note 1 — Pre-Commercial Plant Operations.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Includes generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 882 million kWh and 695 million kWh for the three months ended June 30, 2019 and 2018, respectively.
(4) Includes power purchased from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

Fuel
Fuel expense decreased $86 million for the three months ended June 30, 2019, as compared to the same period of the prior year, due to decreases of $33 million in the fuel rate driven by lower commodity prices and $22 million in lower fuel volume resulting from lower sales of electricity. In addition, variances in fuel rate recovery contributed $31 million to the decrease.

Purchased Power
Purchased power expense decreased $15 million for the three months ended June 30, 2019, as compared to the same period of the prior year. This was primarily driven by a $12 million decrease in volume resulting from lower overall demand and an $11 million decrease in fuel rate recovery. Partially offsetting these decreases was an increase of $8 million in the price of purchased power.

Operating and Maintenance
Operating and maintenance expense increased $141 million for the three months ended June 30, 2019, as compared to the same period of the prior year. This was primarily driven by an increase of $108 million due to accelerated recovery of the regulatory asset for Environmental cleanup costs related to the Kingston ash spill in accordance with the TVA Board's ratemaking authority and $25 million for project write-offs and Materials and supplies inventory reserves related to the anticipated retirements of Bull Run and Paradise. Additionally, there was an increase in planned nuclear outage days which increased outage expense by $18 million.

Depreciation and Amortization
Depreciation and amortization expense increased $172 million for the three months ended June 30, 2019, as compared to the same period of the prior year.  This was primarily driven by accelerated depreciation expense of $225 million due to the decision to accelerate the retirements of Bull Run and Paradise.  The increase also included $5 million from new additions to Completed plant.  Partially offsetting these increases was a decrease of $58 million of prior year accelerated amortization of Deferred nuclear generating units and Nuclear training costs regulatory assets due to excess revenues collected in 2018 in accordance with the TVA Board's ratemaking authority.

Tax Equivalents
Tax equivalents expense decreased $1 million for the three months ended June 30, 2019, as compared to the same period of the prior year. This change primarily reflects a decrease in the accrued tax equivalent expense related to the fuel cost adjustment mechanism. The accrued tax equivalent expense is equal to five percent of the fuel cost adjustment mechanism revenues and decreased for the three months ended June 30, 2019, as compared to the same period of the prior year.

Nine Months Ended June 30, 2019, Compared to Nine Months Ended June 30, 2018

The following table shows TVA's net generation and purchased power by generating source for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Nine Months Ended June 30
	2019		2018
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	17,971	16%	22,226	19%	(4,255)	(19)%
Nuclear	46,890	41%	47,768	41%	(878)	(2)%
Hydroelectric	13,162	11%	10,444	9%	2,718	26%
Natural gas and/or oil-fired(1)	20,690	18%	21,783	18%	(1,093)	(5)%
Total TVA-operated generation facilities(2)	98,713	86%	102,221	87%	(3,508)	(3)%
Purchased power (non-renewable)(3)	10,299	9%	9,645	8%	654	7%
Purchased power (renewable)(4)	6,202	5%	5,982	5%	220	4%
Total purchased power	16,501	14%	15,627	13%	874	6%
Total power supply	115,214	100%	117,848	100%	(2,634)	(2)%
Notes
(1) The natural gas and/or oil-fired amount includes 429 million kWh of pre-commercial generation at the Allen CC for the nine months ended June 30, 2018. See Note 1 — Pre-Commercial Plant Operations.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Includes generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 2,887 million kWh and 2,762 million kWh for the nine months ended June 30, 2019 and 2018, respectively.
(4) Includes power purchased from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

Fuel
Fuel expense decreased $114 million for the nine months ended June 30, 2019, as compared to the same period of the prior year. Lower effective fuel rates contributed $95 million to the decrease resulting from lower commodity prices and significantly more hydroelectric generation. Lower fuel volume contributed $50 million to the decrease driven by lower sales of electricity. Partially offsetting these decreases was an increase of $31 million driven by variances in fuel rate recovery resulting from the winter peaks experienced in the second quarter of 2018 compared to the overall milder than normal weather in the second quarter of 2019.

Purchased Power
Purchased power expense increased $44 million for the nine months ended June 30, 2019, as compared to the same period of the prior year. This was primarily due to a $41 million increase in the volume of purchased power and a $14 million increase in fuel rate recovery resulting from the winter peaks experienced in the second quarter of 2018 compared to the overall milder than normal weather in the second quarter of 2019. Partially offsetting these increases was a decrease of $11 million in the price of purchased power.

Operating and Maintenance
Operating and maintenance expense increased $408 million for the nine months ended June 30, 2019, as compared to the same period of the prior year. This was primarily driven by an increase of $162 million due to accelerated recovery of the regulatory asset for Environmental cleanup costs related to the Kingston ash spill in accordance with the TVA Board's ratemaking authority and $160 million for project write-offs and Materials and supplies inventory reserves related to the anticipated retirements of Bull Run and Paradise. Additionally, there was an increase in planned nuclear outage days which increased outage expense by $66 million.

Depreciation and Amortization
Depreciation and amortization expense increased by $124 million for the nine months ended June 30, 2019, as compared to the same period of the prior year.  This was primarily driven by an increase of $341 million of accelerated depreciation expense due to the decision to accelerate the retirements of Bull Run and Paradise.  The increase also included $19 million from new additions to Completed plant.  Partially offsetting this increase was a decrease of $176 million of prior year accelerated amortization of Deferred nuclear generating units and Nuclear training costs regulatory assets due to excess revenues collected in 2018 in accordance with the TVA Board's ratemaking authority and a decrease of $59 million due to the retirements of certain units at Allen Fossil Plant and Johnsonville Fossil Plant in 2018.

Tax Equivalents
Tax equivalents expense increased $17 million for the nine months ended June 30, 2019, as compared to the same period of the prior year. This change is primarily driven by an increase in TVA's overall revenue in 2018, which is used as the basis for calculating tax equivalent expense.

Interest Expense.  Interest expense and interest rates for the nine months ended June 30, 2019 and 2018, were as follows:

Interest Expense and Rates
	Three Months Ended June 30			Nine Months Ended June 30
	2019	2018	Percent Change	2019	2018	Percent Change
Interest expense(1)	$300	$306	(2.0)%	$902	$942	(4.2)%

Average blended debt balance(2)	$23,117	$24,701	(6.4)%	$23,449	$25,074	(6.5)%

Average blended interest rate(3)	4.94%	4.74%	4.2%	4.90%	4.81%	1.9%
Notes
(1) Total interest expense includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIE"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

Total interest expense decreased $6 million for the three months ended June 30, 2019, as compared to the same period of the prior year.  This decrease was primarily driven by $13 million of lower long-term interest expense due to lower average balances on long-term debt. Partially offsetting this decrease was an increase of $6 million due to higher average rates on long-term debt.

Total interest expense decreased $40 million for the nine months ended June 30, 2019, as compared to the same period of the prior year.  This decrease was primarily driven by $50 million of lower long-term interest expense due to lower average balances on long-term debt and $2 million of lower long-term interest expense due to lower average rates on long-term debt. Partially offsetting these decreases was an increase of $10 million in short-term interest due primarily to higher average rates on short-term debt.

Other Income (Expense), Net. During the three months ended June 30, 2019, Other income (expense), net increased $3 million primarily driven by $2 million of unrealized gains on the Supplemental Executive Retirement Plan ("SERP") and Deferred Compensation Plan ("DCP") investments and an increase of $1 million related to interest income during the quarter. During the nine months ended June 30, 2019, Other income (expense), net increased $18 million primarily driven by $21 million of other income related to a deposit liability received by TVA as a down payment on the sale of Bellefonte. The purchaser, Nuclear Development, LLC, failed to fulfill the requirements of the sales contract with respect to obtaining Nuclear Regulatory Commission ("NRC") approval of the transfer of required nuclear licenses and payment of the remainder of the selling price before the November 30, 2018, closing date. See Key Initiatives and Challenges — Surplus Property — Bellefonte Nuclear Plant for additional details. Partially offsetting this increase was $2 million of unrealized losses on the SERP and DCP investments.

Liquidity and Capital Resources

Sources of Liquidity

TVA depends on various sources of liquidity to meet cash needs and contingencies. TVA's primary sources of liquidity are cash from operations and proceeds from the issuance of short-term debt in the form of Discount Notes, along with periodic issuances of long-term debt. TVA’s balance of short-term debt typically changes frequently as TVA issues Discount Notes to meet short-term cash needs and pay scheduled maturities of Discount Notes and long-term debt. The periodic amounts of short-term debt issued are determined by near-term expectations for cash receipts, cash expenditures, and funding needs, while seeking to maintain a target range of cash and cash equivalents on hand.

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

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Power bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at June 30, 2019, were $22 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 8), could provide supplementary funding if needed. Currently, TVA believes that it has adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade through a combination of Bonds, additional power revenues through power rate increases, cost reductions, or other ways. See Lease Financings below, Note 8, and Note 12 for additional information.

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

Debt Securities.  TVA's Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At June 30, 2019, the average maturity of long-term power bonds was 16.36 years, and the average interest rate was 4.65 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at June 30, 2019. TVA also had secured notes outstanding at June 30, 2019, that were assumed in a prior year asset acquisition. See Lease Financings below, Note 8, and Note 12 for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowing Table
	At June 30, 2019	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019	At June 30, 2018	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount Notes	$1,445	$1,475	$1,783	$1,887	$1,990	$2,079
Weighted Average Interest Rate
Discount Notes	2.248%	2.410%	2.350%	1.863%	1.760%	1.400%
Maximum Month-End Gross Amount Outstanding (During Period)
Discount Notes	N/A	$1,622	$2,390	N/A	$2,144	$2,722

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 8 and Note 12 for information about TVA's lease financing activities. During 2017 and 2016, TVA acquired 100 percent of the equity interests in certain SPEs created for the purpose of facilitating lease financing. TVA may seek to enter into similar arrangements in the future. In March 2019, TVA made final rent payments under lease/leaseback transactions involving eight CTs, and in July 2019, these transactions were terminated.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash were $323 million at June 30, 2019, compared to $312 million at June 30, 2018. A summary of cash flow components for the nine months ended June 30, 2019 and 2018, follows:

    Cash provided by (used in):
Operating Activities. TVA’s cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

Net cash flows provided by operating activities decreased $58 million for the nine months ended June 30, 2019, as compared to the same period of the prior year, primarily driven by timing of payments and increased cash used for fuel inventory purchases and outage costs. These changes were partially offset by the timing of revenue collections, increased base revenue driven by the base rate adjustment that became effective October 1, 2018, and lower interest paid.

Investing Activities. The majority of TVA’s investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities decreased $13 million for the nine months ended June 30, 2019, as compared to the same period of the prior year driven by the completion of the Allen Combined Cycle Plant, clean air controls projects at Gallatin Fossil Plant ("Gallatin") and Shawnee Fossil Plant ("Shawnee"), and the manufacturing of the Watts Bar Nuclear Plant ("Watts Bar") steam generator in the prior year.  These decreases were offset by an increase in expenditures for the Boone Dam and Pickwick South Embankment remediation projects.

Financing Activities. TVA’s cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

Net cash flows used in financing activities decreased $34 million for the nine months ended June 30, 2019, as compared to the same period of the prior year, primarily attributable to decreased long-term debt redemptions resulting from higher operating cash flows and a $1.0 billion power bond issuance in the prior year, partially offset by increased short-term debt net issuances in the current year. TVA’s financing activities reflect an overall reduction in debt driven by strong financial performance and execution of long-range financial plans to reduce debt and keep TVA’s electric rates competitive.

Contractual Obligations
TVA has obligations and commitments to make future payments under certain contracts. As a result of the subsequent decision in TVA's favor by the Sixth Circuit, as well as the June 2019 consent decree filed in the case brought by TDEC, amounts previously recorded as Other long-term liabilities on an undiscounted basis have been reversed and an Asset retirement obligation in the amount of $667 million has been recorded for the discounted cash flows expected for the closure and post-closure activities related to Gallatin CCR facilities. See Note 9 and Note 11. TVA's contractual obligations are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 21 of the Notes to Consolidated Financial Statements in the Annual Report.

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

In May 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber network by adding up to 3,500 additional miles that will better connect its operational assets. Fiber is a vital part of TVA’s modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as they enter the market. As of June 30, 2019, TVA had installed 433 miles of fiber. As of June 30, 2019, TVA had spent $62 million on installation of the fiber optic lines and expects to spend an additional $238 million to complete the project.

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

In addition, TVA issued a request for proposal in April 2019 for up to 200 MW of new renewable energy. The ultimate volume contracted will align to TVA customers' demand for renewable energy, allowing TVA to increase its renewable energy portfolio without additional costs to other Valley customers. TVA accepted proposals through mid-May 2019 and anticipates making selections in October 2019.

Integrated Resource Planning

During 2018 and 2019, TVA conducted a study of its energy resources in order to update and replace the IRP that was accepted by the TVA Board in 2015. The IRP is a comprehensive study that provides direction on how to best meet future power demand by identifying the need for generating capacity, determining the best mix of resources, and evaluating the evolving role of DER. The IRP considers many views of the future to determine how TVA can continue to provide low-cost, reliable electricity, support environmental stewardship, and spur economic development in the Tennessee Valley over the next 20 years. To inform TVA's next long-term financial plan and proactively address the changing utility marketplace, TVA began this work sooner than originally planned.

To ensure TVA best meets projected future needs, TVA will continue its tradition of innovation in each IRP. The 2011 IRP focused on diversifying and modernizing its generation portfolio, part of which included adding cost-effective renewables. The 2015 IRP identified DER as a growing trend in the utility industry and designed a mechanism where energy efficiency could be chosen as a resource. The 2019 IRP explored various DER scenarios, considering the speed and amount of DER penetration, and improved TVA's understanding of the impact and benefit of system flexibility with increasing renewable and distributed resources.
During the IRP process, TVA - with significant input from stakeholders and the public - considered a wide range of future scenarios, various business strategies, and a diverse mix of power-generation resources to build on TVA’s existing asset portfolio. IRP study results show:

•	There is a need for new capacity in all scenarios to replace expiring or retiring capacity.

•	Solar expansion plays a substantial role in all futures.

•	Gas, storage, and demand response additions provide reliability and/or flexibility.

•	No baseload resources (designed to operate around the clock) are added, highlighting the need for operational flexibility in the resource portfolio.

•	Additional coal retirements occur in certain futures.

•	Energy efficiency levels depend on market depth and cost-competitiveness.

•	Wind could play a role if it becomes cost-competitive.

•	In all cases, TVA will continue to provide for economic growth in the Tennessee Valley.

The IRP was developed with input from the public and contributions from a working group of stakeholders from local power companies, environmental organizations, and other public and private entities with a vested interest, including an extensive public outreach that included a series of open meetings around the Tennessee Valley. The final 2019 IRP will be presented to the TVA Board for consideration at its August 2019 meeting.

Natural Resource Plan

TVA is updating its Natural Resource Plan ("NRP"), which was completed in 2011 to guide TVA’s management of the public lands and waters within its seven-state service area.  TVA remains committed to a balanced management approach and is considering changes to the NRP that include objectives and programs for each focus area and a flexible approach for long-term planning. These changes align with TVA’s mission and will help TVA be better equipped to prioritize funding plans and create efficiencies in business planning and stewardship project implementation. TVA released the draft NRP and the associated Supplemental Environmental Impact Statement ("SEIS") in May 2019 for public review and comment. During June 2019, TVA hosted public meetings around the Valley and is currently evaluating comments received. The final SEIS and updated NRP are expected to be published in early 2020.

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
As of June 30, 2019, TVA had spent $153 million on the modifications and improvements related to extreme flooding preparedness and expects to spend up to an additional $27 million to complete the modifications.

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

Tritium-Producing Burnable Absorber Rods. TVA was a cooperating agency in the February 2016 Department of Energy ("DOE") Final SEIS for the Production of Tritium in a Commercial Light Water Reactor. On April 5, 2017, due to an anticipated need for more tritium-producing burnable absorber rods ("TPBARs"), the DOE announced its preferred alternative for irradiation services, which included use of an additional reactor. As a result of TVA’s assessment and concurrence with the DOE’s alternative, TVA submitted a license amendment request to the NRC in December 2017 to authorize the irradiation of TPBARs in Watts Bar Unit 2. The NRC approved the request on May 22, 2019. TVA is projecting to begin tritium production in Watts Bar Unit 2 in the fall of 2020. The DOE's decision also allows for irradiation of TPBARs at Sequoyah in the future; however, TVA does not have plans to employ Sequoyah units for tritium production in the near term.

Extended Power Uprate. TVA has undertaken an EPU project at Browns Ferry to increase the amount of electrical generation capacity of its reactors. The license for each reactor was amended to allow reactor operation at the higher power level. The Browns Ferry EPU license amendments were approved by the NRC on August 14, 2017, following a nearly two-year review.

Unit 3 was completed and synced to the grid in April 2018, reaching the new EPU 100 percent power in July 2018. Unit 1 was completed and synced to the grid in November 2018, reaching the new EPU 100 percent power in January 2019. Unit 2 was completed and synced to the grid in April 2019, reaching the new EPU 100 percent power in June 2019. The project involved extensive engineering analyses and modification and replacement of certain existing plant components to enable the units to produce the additional power requested by the license amendments. The project is estimated to cost approximately $475 million. The generating capacity is expected to increase by an estimated 465 MW after completion of the project and sufficient run time to validate the new capacity.

Plant Closures.  During its August 2018 meeting, the TVA Board approved a plan to perform assessments of Bull Run and Paradise.  These assessments included resiliency studies for fuel and transmission, financial considerations, and Environmental Assessments (“EAs”) pursuant to the National Environmental Policy Act ("NEPA").  Results of these assessments were presented to the TVA Board at its February 2019 meeting, and the Board approved the retirement of Paradise Unit 3 by December 2020 and Bull Run by December 2023. Subsequent to the Board approval, TVA determined Paradise would not be restarted after January 2020 due to the plant’s material condition. See Note 5.

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

Dry generation and dewatering projects. Conversion of coal plant CCR wet processes to dry generation or dewatering is complete at Bull Run, Shawnee, and Kingston Fossil Plant ("Kingston"). Construction is underway at Gallatin and Cumberland Fossil Plant ("Cumberland"). Fly ash and gypsum conversion projects at Paradise were complete during the third quarter of 2019.

Landfills. TVA has made strategic decisions to build and maintain lined and permitted dry storage facilities on TVA-owned property at several TVA locations, allowing these facilities to operate beyond existing dry storage capacity. Currently, lined and permitted dry storage facilities are completed and operational at Bull Run, Kingston, Gallatin, and a lined dry storage facility at Paradise has been constructed but is not yet operational. Construction of a lined dry storage facility at Cumberland is expected to start in 2021. A lined dry storage facility at Shawnee is currently under construction with completion scheduled for 2021. Kingston’s permitted lined dry storage expansion is scheduled for completion in 2021. TVA is designing and permitting a lateral expansion of the existing landfill at Gallatin. TVA is initiating the design and permitting process for a new lined landfill at Bull Run, but no decision to construct the facility has been made at this time. Construction of additional lined facilities may occur to support future business requirements.

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

On January 25, 2019, TVA approved a change in the preferred closure method for the Allen West Impoundment from closure-in-place to closure-by-removal.  The cost impact of changing the closure method resulted in an increase of approximately $33 million to the non-nuclear asset retirement obligations ("AROs").  The method of final closure for this impoundment will depend on various factors, including the completion of all environmental reviews. See Note 11.

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

In compliance with the CCR Rule, TVA published the results of additional groundwater testing at TVA's CCR facilities on March 1, 2019. The results included values above groundwater protection standards for some constituents at several CCR units. Accordingly, TVA will have to cease sending CCR and non-CCR waste streams to any impacted unlined CCR surface impoundments no later than October 31, 2020 (and potentially earlier due to location demonstration results) and initiate additional corrective actions for groundwater. TVA is developing these corrective actions and anticipates publishing the relevant reports to its CCR website in August 2019. Due to location demonstration results, TVA has already ceased sending waste streams to one impoundment at Allen and four impoundments at Gallatin. As required by the CCR Rule, TVA will continue to publish reports in the second quarter of each year on annual groundwater monitoring and corrective actions at its active CCR facilities.

TVA is involved in two lawsuits relating to alleged releases of waste materials from the CCR facilities at Gallatin. The parties in one of the cases filed a consent decree that, when entered, will resolve this matter. Under the consent decree, TVA agreed to close the existing wet ash impoundments by removal, either to an onsite landfill or to an offsite facility. TVA may also submit a plan that allows for beneficial reuse. TVA is currently conducting additional studies and environmental reviews to support its determination of the specific removal plans. See Note 9.

As of June 30, 2019, TVA had spent approximately $1.7 billion on its CCR Conversion Program. TVA expects to spend an additional $1.4 billion on the CCR Conversion Program through 2023. These estimates may change depending on the final closure method selected for each facility. Once the CCR Conversion Program is completed, TVA will continue to undertake certain CCR projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

Potential Liability Associated with Workers’ Exposure to CCR Materials. In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. (“Jacobs”) to oversee certain aspects of the cleanup. After the cleanup was completed, Jacobs was sued in the Eastern District by employees of a contractor involved in the cleanup and family members of some of the employees.  The plaintiffs alleged that Jacobs had failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs alleged that exposure to the fly ash caused a variety of significant health issues and illnesses, including in some cases death. The case was split into two phases, with the first phase considering, among other issues, general causation and the second determining specific causation and damages. On November 7, 2018, a jury hearing the first phase returned a verdict in favor of the plaintiffs, including determinations that Jacobs failed to adhere to its contract with TVA or the Site Wide Safety and Health Plan in place; Jacobs failed to provide reasonable care to the plaintiffs; and Jacobs’s failures were capable of causing a list of medical conditions, ranging from hypertension to cancer. On January 11, 2019, the district court referred the parties to mediation. Depending on the outcome of mediation, the litigation will proceed to the second phase on the question of whether Jacobs’s failures did in fact cause the plaintiffs’ alleged injuries and damages.

On May 13, 2019, an additional group of contractor employees and family members filed suit against Jacobs in the Circuit Court for Roane County, Tennessee. These plaintiffs have raised similar claims to those litigated in the case referenced above.

While TVA is not a party to either of these lawsuits, TVA could be contractually obligated to reimburse Jacobs for some amounts that Jacobs is required to pay. Further, TVA will continue monitoring the litigation to determine whether this or similar cases could have broader implications for the utility industry.

River Management. Rainfall and runoff in the Tennessee Valley during the third quarter of 2019 were 126 percent and 115 percent of normal, respectively. Above normal rainfall and runoff has continued to help TVA meet its river system commitments, including managing minimum river flows for navigation, generating low-cost hydroelectric power, maintaining water quality and water supply, and providing recreational opportunities for the Tennessee Valley. In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy. Rainfall and runoff in the Tennessee Valley through the third quarter of 2019 were 144 percent and 163 percent of normal, respectively.

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

TVA is developing the Clinch River site at a pace consistent with progress being made by developers on the engineering and licensing of SMR designs.  The project has a great deal of flexibility at this early stage and by working to reduce licensing risk, TVA expects to be in a position to build an SMR if and when additional power sources are needed. Any decision to construct an SMR would require approval by the TVA Board.

Seismic Activity. The TVA service area experienced several earthquakes during the first nine months of 2019. Inspections were completed and no impacts to the TVA generating facilities or dams were identified. TVA's generating system continued to operate safely.

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

Boone Dam Remediation. In October 2014, a sinkhole was discovered near the base of the earthen embankment at Boone Dam, and a small amount of water and sediment was found seeping from the river bank below the dam. TVA identified underground pathways contributing to the seepage and prepared a plan to repair the dam, which consists of the construction of a composite seepage barrier wall in the dam's earthen embankment. TVA has completed grouting and construction of an upstream and downstream buttress. Installation of the concrete cut-off wall elements is in process.

As design and construction plans are finalized, the estimated cost and duration continue to be refined. As of June 30, 2019, TVA had spent $161 million related to this project and expects to spend an additional $295 million through 2023. TVA expects the reservoir to return to normal operations in 2022 and is continuing to work with the community to help mitigate local impacts of the extended drawdown.

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

TVA is planning to upgrade the south embankment by constructing berms on the upstream and downstream slopes. The design phase of the project began during the first quarter of 2017 and is now completed. Construction began in the spring of 2019, and the project is currently estimated to be completed in two years, but could take longer depending on successful construction sequencing.  As of June 30, 2019, TVA had spent $42 million related to this project and expects to spend an additional $106 million.

Surplus Property

TVA continues to study its real estate portfolio for the purpose of aligning its real estate holdings with TVA's strategic direction. A comprehensive assessment of its real estate holdings has been completed, and TVA is implementing a strategy aimed at reducing cost and right-sizing its portfolio as part of the effort.

Bellefonte Nuclear Plant. On November 14, 2016, following a public auction, TVA entered into a contract to sell substantially all of the Bellefonte site to Nuclear Development, LLC, for $111 million.  Nuclear Development, LLC, paid TVA $22 million on November 14, 2016, with the remaining $89 million due at closing.  Nuclear Development, LLC, had up to two years from November 14, 2016, to close on the property, and TVA agreed to maintain the site until closing.  Nuclear Development, LLC, requested and was granted an extension of the initial closing date to November 30, 2018. Nuclear Development, LLC, failed to obtain NRC approval of the transfer of the Bellefonte nuclear licenses. TVA determined that the Atomic Energy Act required that this approval be obtained before closing. TVA declined to provide a second extension of the purchase agreement. On November 30, 2018, Nuclear Development, LLC, filed suit against TVA in the United States District Court for the Northern District of Alabama. See Note 19 — Legal Proceedings for a discussion of the lawsuit filed by Nuclear Development, LLC.

Knoxville Property. In 2016, TVA completed a comprehensive assessment of its real estate holdings in the Knoxville, Tennessee region including the Knoxville Office Complex ("KOC") and adjacent Summer Place Complex ("SPC"). As a result of this study and a subsequent environmental assessment in 2017, TVA is in the process of consolidating its Knoxville area employees into the West Tower of the KOC or a centralized field office in Norris, Tennessee. As part of this consolidation effort, TVA plans to convey the SPC and the East Tower of the KOC.

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

The EPA published a rule on September 18, 2017, postponing certain compliance/applicability dates to provide the EPA time to review and revise, as necessary, the 2015 ELGs for FGD wastewater and bottom ash transport water. The EPA delayed the compliance dates for these two waste streams from the 2018-2023 timeframe to 2020-2023. However, the 2018-2023 applicability dates and the accompanying requirements for fly ash transport water, flue gas mercury control wastewater, and gasification wastewater remain unchanged. While the EPA reconsiders the limits for FGD wastewater and bottom ash transport water, states have issued NPDES permits for all of TVA's active coal facilities based on the 2015 ELGs, recognizing that the permits may need to be reopened to incorporate modifications to those ELGs.
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

TVA is continuing to work with TDEC on the remedial investigation.  On March 14, 2019, TDEC approved TVA’s interim groundwater monitoring plan.  Approval of this plan allows TVA to proceed with the next steps of the investigation and interim response action, including the installation of new groundwater monitoring wells.  TVA is currently in the final design stage of the interim response action, which is expected to be a groundwater extraction system to control and begin treating the shallow groundwater that contains elevated concentrations of arsenic.  TVA also plans to begin dewatering the Allen East Impoundment in August 2019.

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

At its May 9, 2019 meeting, the TVA Board approved a change to the wholesale power rate schedules to provide a mechanism to adjust the GAC for large changes in LPC load. This change helps ensure the equitable administration of the GAC.

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

Over the last few years, there has been an increase of malicious cyber activity across all industries, including the energy sector. This activity has caused the need for heightened awareness and preparedness. Although TVA has not been compromised during these recent incidents, it is leveraging its federal intelligence partners to better identify, detect, protect, and respond to these potential attacks.

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

Clean Air Act

Mercury and Air Toxics Standards for Electric Utility Units. The U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") upheld the Mercury and Air Toxics Standards ("MATS") rule on April 15, 2014. In June 2015, however, the U.S. Supreme Court left the rule in place but remanded it back to the D.C. Circuit, finding that the EPA was required to consider cost before deciding whether the regulation of hazardous air pollutants ("HAP") emitted from steam electric utilities was appropriate and necessary. In response to the Supreme Court's remand, the EPA published the final Supplemental Finding That It is Appropriate and Necessary to Regulate Hazardous Air Pollutants from Coal- and Oil-Fired Electric Utility Steam Generating Units (the "Supplemental Finding") in April 2016. Several groups filed petitions with the D.C. Circuit challenging the Supplemental Finding. In April 2017, the EPA, under the new Administration, announced that it was reviewing the Supplemental Finding. On December 27, 2018, the EPA released a proposed rule to replace the Supplemental Finding with a new finding that it is not appropriate and necessary to regulate HAP emissions from steam electric utilities. However, the EPA also proposed that notwithstanding this new finding, it would not remove electric generating units from the source categories listed under Section 112 of the Clean Air Act ("CAA") and it would not rescind the MATS requirements. Additionally, the EPA proposed to find that further restrictions on HAP emissions are not warranted upon conducting a residual risk and technology review ("RTR") for this source category. Until a final rule is issued, specific impacts to TVA cannot be determined; however, as proposed, the rule would not change TVA’s MATS compliance requirements or strategy.

Cross-State Air Pollution Rule. The EPA issued the Cross-State Air Pollution Rule ("CSAPR") in July 2011, requiring several states in the eastern U.S. to improve air quality relative to the 1997 ozone National Ambient Air Quality Standards (“NAAQS”) and the 1997 and 2006 fine particle NAAQS by reducing power plant emissions that contribute to pollution in other states. In September 2016, the EPA issued an update to CSAPR (the "CSAPR Update Rule") to address cross-state pollution relative to the 2008 ozone NAAQS and also to respond to a July 2015 remand of the CSAPR emission budgets for certain states by the D.C. Circuit. On December 6, 2018, the EPA finalized its determination that the CSAPR Update Rule fully addresses the obligations for 22 states in the eastern U.S. under the good neighbor provision of the CAA regarding interstate pollution transport for the 2008 ozone NAAQS. Tennessee and Kentucky, states in which TVA operates coal-fired units, are among the states subject to the CSAPR Update Rule. TVA does not anticipate significant changes to its operations based on the CSAPR Update Rule.

Petition to Expand the Ozone Transport Region. On December 9, 2013, eight of the twelve states that make up the
Ozone Transport Region ("OTR") submitted a petition, pursuant to section 176A(a) of the CAA, requesting the EPA to add nine states, including Kentucky and Tennessee, to the OTR. The EPA failed to act on the petition within the 180-day period provided under the CAA. On October 6, 2016, six of the eight states filing the petition sued the EPA in the U.S. District Court for the
Southern District of New York, asking the court to require the EPA to act on the petition by a date certain. In response to this lawsuit, the EPA published a notice in the Federal Register on January 19, 2017, proposing to deny the petition on the basis that the CAA provides other options to address the impact of interstate air pollution. These options include the use of the “good neighbor provision” in Section 110 of the CAA and the authority granted states under Section 126 of the CAA to petition the EPA Administrator to set emission limits. The EPA also states that its CSAPR Update Rule is a significant step to control states’ emission reduction obligations under Section 110 to meet the CY 2008 ozone NAAQS. On October 27, 2017, the EPA denied the petition. On December 22, 2017, the eight petitioning states filed in the D.C. Circuit a petition for judicial review of the EPA’s denial of the petition to add states to the OTR. On April 23, 2019, the D.C. Circuit denied the petition for judicial review of the EPA's refusal to expand the OTR to include nine additional states.

New York Petition to Address Impacts from Upwind High Emitting Sources. On March 12, 2018, the State of New York
filed a petition with the EPA under Section 126(b) of the CAA to address ozone impacts on New York from the NOx emissions from sources emitting at least 400 tons of NOx in CY 2017 from nine states including Kentucky. The New York petition requests that the EPA require daily NOx limits for utility units with SCRs such as Paradise Unit 3 and emission reductions from utility units without SCRs such as Shawnee Units 2, 3, and 5-9. On April 12, 2019, the State of New York filed a lawsuit against the EPA asking the U.S. District Court for the Southern District of New York to set a deadline for the EPA to make the requested finding on New York’s Section 126(b) petition or deny it. Kentucky utility unit NOx emissions are already limited by the CSAPR Update Rule and are declining, and current EPA modeling projects no additional requirements to reduce Kentucky NOx emissions are necessary. During its February 2019 meeting, the TVA Board approved the retirement of Paradise Unit 3 by December 2020. On May 20, 2019, the EPA proposed to deny New York's petition because the state did not demonstrate, and the EPA could not independently establish, that sources in the states listed in the petition contribute to exceedances of the 2008 and 2015 ozone NAAQS in New York.

Proposed Rule on National Emission Standards for Hazardous Air Pollutants for Stationary Combustion Turbines. On April 12, 2019, the EPA published a proposed rule to finalize its residual risk and technology review for stationary combustion turbines that the EPA is required to conduct in accordance with the CAA. The EPA is proposing to find that the health risks from the emissions of air toxics from stationary combustion turbines are acceptable and that the existing National Emission Standards for Hazardous Air Pollutants for these turbines provides an ample margin of safety to protect public health. The EPA also identified no new cost effective controls for these turbines that would achieve further emission reductions. In addition, the EPA proposes to remove the current stay of the stationary combustion turbine National Emission Standards for Hazardous Air Pollutants that has been in place since 2004. These rules apply only to those stationary turbines constructed after January 14, 2003, and that are located at facilities classified as major sources of hazardous air pollutants by the EPA because they have the potential to emit 10 tons or more per year of any hazardous air pollutant or 25 tons or more per year of any combination of hazardous air pollutants. As proposed, the rule would not have significant impacts on TVA. The TVA stationary combustion turbines that may become subject to the rules already have controls installed that are expected to meet the emission standards that become effective if the stay is removed. Actual impacts on TVA cannot be determined until a final rule is issued.

Affordable Clean Energy Rule. On June 19, 2019, the EPA finalized the final Affordable Clean Energy ("ACE") rule and repealed the Clean Power Plan. The ACE rule establishes guidelines for greenhouse gas ("GHG") emissions from existing coal-fired units based on efficiency improvements that can be achieved at those units at reasonable cost. States are required to apply the emission guidelines to coal-fired units within their respective jurisdictions and take into account the remaining useful life of those units. The impact of the ACE rule on TVA's coal-fired units cannot be determined until Tennessee and Kentucky submit to the EPA their state implementation plans ("SIPs") implementing guidelines in the ACE rule and the EPA approves these SIPs. The ACE rule allows states three years to submit their SIPs and allows the EPA one year for approval.

Proposed Revisions to New Source Performance Standards for Greenhouse Gas Emission Standards for Electric Generating Units. On December 6, 2018, the EPA proposed revisions to the GHG emission standards for new, modified, and reconstructed electric utility generating units that were finalized by the EPA on October 23, 2015. For coal-fired units, the EPA proposes to revise the current new source standards such that carbon capture and sequestration technology is no longer necessary to meet the standards of performance that reflect the best system of emission reduction. The resulting limits are less stringent than limits under the current rule and can be met by modern coal-fired units (e.g., supercritical steam generators) in combination with best operating practices, but without carbon capture and sequestration. The EPA is not proposing to revise the new source performance standard for GHG emission from gas-fired units. If finalized as proposed, the revisions are not expected to significantly impact TVA since TVA does not currently plan to construct, modify, or reconstruct any coal-fired units.

Maryland Petition to Address Impacts from Upwind Electric Generating Units. On September 27, 2017, the State of
Maryland filed a lawsuit against the EPA for failing to act within 60 days on Maryland’s petition under Section 126 of the CAA to address ozone impacts on Maryland from the NOx emissions of 36 electric generating units, including TVA’s Paradise coal-fired
Unit 3. On October 4, 2017, a group of seven environmental advocacy groups filed a similar complaint against the EPA. At issue in Maryland’s petition are alleged excessive NOx emissions from the 36 electric generating units as a result of SCR units not being operated continuously. Paradise coal-fired Unit 3 is equipped with a SCR that TVA continuously operates to the greatest extent technically practicable in order to minimize NOx emissions. See Note 5. On October 5, 2018, the EPA denied Maryland's petition in light of the existing regulations already addressing emissions from the generating units identified in the petition. On October 15, 2018, the State of Maryland filed a petition for judicial review with the D.C. Circuit asking the court to review the EPA's decision.

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

Groundwater Contamination. Environmental groups and state regulatory agencies are increasing their attention on alleged groundwater contamination associated with CCR management activities. As a result, TVA may have to change how it manages CCRs at some of its plants, potentially resulting in higher costs. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residual Facilities and Key Initiatives and Challenges — Regulatory Compliance — Allen Groundwater Investigation.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates of expenditures for projects related to environmental laws and regulations:

Estimated Potential Environmental Expenditures(1)(2) At June 30, 2019 (in millions)
	Remaining 2019	2020	Thereafter(3)	Total
Coal combustion residual conversion program(4)	$117	$375	$862	$1,354
Clean air control projects(5)	2	24	163	189
Clean Water Act requirements(6)	22	84	218	324
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $88 million, $328 million, and $524 million for the remainder of 2019, 2020, and thereafter, respectively, in capital expenditures.
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. At June 30, 2019, TVA had accrued $14 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 9 and Note 19 — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At June 30, 2019, TVA had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019.  Based on this evaluation, TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA's disclosure controls and procedures were effective as of June 30, 2019, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

Date:	August 1, 2019		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)