Form 10-K
period 2019-09-30
Tennessee Valley Authority
filed 2019-11-15
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO
SECTION 13, 15(d), OR 37 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
OR
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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Table of Contents
GLOSSARY OF COMMON ACRONYMS.......................................................................................................................................................................................................	4
FORWARD-LOOKING INFORMATION...	6
GENERAL INFORMATION...	7

PART I

ITEM 1. BUSINESS...	8
The Corporation...	8
Service Area...	9
Customers...	10
Rates...	11
Power Supply and Load Management Resources.............................................................................................................................................................................	11
Fuel Supply...	16
Transmission...	19
Weather and Seasonality...	19
Competition...	20
Research and Development...	20
Flood Control Activities...	21
Environmental Stewardship Activities.................................................................................................................................................................................................	21
Economic Development Activities......................................................................................................................................................................................................	21
Regulation...	22
Taxation and Tax Equivalents...	23
Environmental Matters...	23
Employees...	29

ITEM 1A. RISK FACTORS...	29

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................................................................................................................................................................	42

ITEM 2. PROPERTIES...	42
Generating Properties...	42
Transmission Properties...	44
Natural Resource Stewardship Properties.........................................................................................................................................................................................	44
Buildings...	44
Disposal of Property...	44

ITEM 3. LEGAL PROCEEDINGS...	45

ITEM 4. MINE SAFETY DISCLOSURES......................................................................................................................................................................................................	45

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............	46

ITEM 6. SELECTED FINANCIAL DATA...	46

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................................	47
Business and Mission...	47
Executive Overview...	49
Results of Operations...	50
Liquidity and Capital Resources...	58
Off-Balance Sheet Arrangements.......................................................................................................................................................................................................	63
Key Initiatives and Challenges...	63
Critical Accounting Policies and Estimates.........................................................................................................................................................................................	70
Fair Value Measurements...	75
New Accounting Standards and Interpretations.................................................................................................................................................................................	76
Legislative and Regulatory Matters....................................................................................................................................................................................................	76
Environmental Matters...	77
Legal Proceedings...	77
Risk Management Activities...	77

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................................................................................	79

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................................................................................................................	80
Consolidated Balance Sheets...	81
Consolidated Statements of Operations.............................................................................................................................................................................................	80
Consolidated Statements of Comprehensive Income (Loss).............................................................................................................................................................	83
Consolidated Statements of Cash Flows...........................................................................................................................................................................................	84

Consolidated Statements of Changes in Proprietary Capital.............................................................................................................................................................	85
Notes to Consolidated Financial Statements.....................................................................................................................................................................................	86
Report of Independent Registered Public Accounting Firm...............................................................................................................................................................	148

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................................................	149

ITEM 9A. CONTROLS AND PROCEDURES...............................................................................................................................................................................................	149
Disclosure Controls and Procedures..................................................................................................................................................................................................	149
Internal Control over Financial Reporting...........................................................................................................................................................................................	149
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	150

ITEM 9B. OTHER INFORMATION...	151

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.............................................................................................................................	152
Directors...	152
Executive Officers...	153
Disclosure and Financial Code of Ethics............................................................................................................................................................................................	155
Committees of the TVA Board...	155

ITEM 11. EXECUTIVE COMPENSATION.....................................................................................................................................................................................................	155
Compensation Discussion and Analysis.............................................................................................................................................................................................	155
Executive Compensation Tables and Narrative Disclosures..............................................................................................................................................................	169
Retirement and Pension Plans...	173
Nonqualified Deferred Compensation................................................................................................................................................................................................	176
Potential Payments on Account of Retirement/Resignation, Termination without Cause, Termination with Cause, Death, or Disability...........................................	177
Other Agreements...	182
CEO Pay Ratio Disclosure...	182
Director Compensation...	183
Compensation Committee Interlocks and Insider Participation..........................................................................................................................................................	185
Compensation Committee Report......................................................................................................................................................................................................	185

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................................	185

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.........................................................................................	185
Director Independence...	185
Related Party Transactions...	185

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................................................................................................................	187

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.....................................................................................................................................................................	188

ITEM 16. FORM 10-K SUMMARY...	191

SIGNATURES...	192

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the "Annual Report"):

Term or Acronym	Definition
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
BLEU	Blended low-enriched uranium
Bonds	Bonds, notes, or other evidences of indebtedness
CAA	Clean Air Act
CCR	Coal combustion residuals
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COLA	Cost-of-living adjustment
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
DER	Distributed Energy Resources
DOE	Department of Energy
EIS	Environmental Impact Statement
ELGs	Effluent Limitation Guidelines
EPA	Environmental Protection Agency
EPRI	Electric Power Research Institute
ESPA	Early Site Permit Application
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
IRP	Integrated Resource Plan
JSCCG	John Sevier Combined Cycle Generation LLC
kW	Kilowatts
kWh	Kilowatt hours
LPC	Local power company customers
LTDCP	Long-Term Deferred Compensation Plan
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act

NERC	North American Electric Reliability Corporation
NES	Nashville Electric Service
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OMB	Office of Management and Budget
PARRS	Putable Automatic Rate Reset Securities
PM	Particulate matter
QTE	Qualified technological equipment and software
RECs	Renewable Energy Certificates
REIT	Real Estate Investment Trust
RSO	Renewable Standard Offer
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SOA	Society of Actuaries
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TIPS	Treasury Inflation-Protected Securities
TVA Act	The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
USACE	U.S. Army Corps of Engineers
VIE	Variable interest entity

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

Although the Tennessee Valley Authority ("TVA") believes that the assumptions underlying any forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in any forward-looking statements.  These factors include, among other things:

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

•
Costs or liabilities that are not anticipated in TVA's financial statements for third-party claims, natural resource damages, environmental clean-up activities, or fines or penalties associated with unexpected events such as failures of a facility or infrastructure;

•	Addition or loss of customers by TVA or the local power company customers ("LPCs");

•	Significant delays, cost increases, or cost overruns associated with the construction and maintenance of generation, transmission, navigation, flood control, or related assets;

•	Requirements or decisions changing the amount or timing of funding obligations associated with TVA's pension plans, other post-retirement benefit plans, or health care plans;

•	Increases in TVA's financial liabilities for decommissioning its nuclear facilities or retiring other assets;

•	Risks associated with the operation of nuclear facilities or other generation and related facilities, including coal combustion residual ("CCR") facilities;

•	Physical attacks on TVA's assets;

•	Cyber attacks on TVA's assets or the assets of third parties upon which TVA relies;

•	The outcome of legal or administrative proceedings;

•
The failure of TVA's generation, transmission, navigation, flood control, and related assets and infrastructure, including CCR facilities, to operate as anticipated, resulting in lost revenues, damages, or other costs that are not reflected in TVA's financial statements or projections;

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

•
Limitations on TVA's ability to borrow money which may result from, among other things, TVA's approaching or substantially reaching the limit on bonds, notes, and other evidences of indebtedness specified in the Tennessee Valley Authority Act of 1933 (the "TVA Act");

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

See also Item 1A, Risk Factors, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.  New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor, or combination of factors, may impact TVA's business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

References to years (2019, 2018, etc.) in this Annual Report are to TVA's fiscal years ending September 30 except for references to years in the biographical information about directors and executive officers in Item 10, Directors, Executive Officers and Corporate Governance, as well as to years that are preceded by "CY," which references are to calendar years.

Notes

References to "Notes" are to the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data in this Annual Report.

Property

TVA does not own real property and real property interests (collectively, "real property").  TVA acquires real property in the name of the United States, and such legal title in real property is entrusted to TVA as the agent of the United States to accomplish the purposes of the TVA Act.  TVA acquires personal property in the name of TVA.  Accordingly, unless the context indicates the reference is to TVA's personal property, any statement in this Annual Report referring to TVA property shall be read as referring to the real property of the United States that has been entrusted to TVA as its agent.

Available Information

TVA files annual, quarterly, and current reports with the Securities and Exchange Commission ("SEC") under Section 37 of the Securities Exchange Act of 1934. TVA's SEC filings are available to the public on the SEC's website at www.sec.gov or on TVA's website at www.tva.gov. Information contained on TVA's website shall not be deemed to be incorporated into, or to be a part of, this Annual Report.

PART I

ITEM 1.  BUSINESS

The Corporation

Tennessee Valley Authority ("TVA") is a corporate agency and instrumentality of the United States ("U.S.") that was created in 1933 by federal legislation in response to a proposal by President Franklin D. Roosevelt.  TVA was created to, among other things, improve navigation on the Tennessee River, reduce the damage from destructive flood waters within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers, further the economic development of TVA's service area in the southeastern United States, and sell the electricity generated at the facilities TVA operates. Today, TVA operates the nation's largest public power system and supplies power to a population of nearly 10 million people.

TVA manages the Tennessee River, its tributaries, and certain shorelines to provide, among other things, year-round navigation, flood damage reduction, and affordable and reliable electricity.  TVA also manages the river system to provide recreational opportunities, adequate water supply, improved water quality, natural resource protection, and economic development.  TVA performs these management duties in cooperation with other federal and state agencies that have jurisdiction and authority over certain aspects of the river system.  In addition, the TVA Board of Directors (the "TVA Board") has established two councils — the Regional Resource Stewardship Council and the Regional Energy Resource Council — to advise TVA on its stewardship activities in the Tennessee Valley and its energy resource activities.

Initially, all TVA operations were funded by federal appropriations.  Direct appropriations for the TVA power program ended in 1959, and appropriations for TVA's stewardship, economic development, and multipurpose activities ended in 1999.   Since 1999, TVA has funded all of its operations almost entirely from the sale of electricity and power system financings. TVA's power system financings consist primarily of the sale of bonds, notes, or other evidences of indebtedness (collectively, "Bonds") and secondarily of alternative forms of financing, such as lease arrangements.  As a wholly-owned government corporation, TVA is not authorized to issue equity securities.

Service Area

TVA's service area, the area in which it sells power, is defined by the TVA Act. TVA supplies power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky and in portions of northern Georgia, western North Carolina, and southwestern Virginia. Under the TVA Act, subject to certain minor exceptions, TVA may not, without the enactment of authorizing federal legislation, enter into contracts that would have the effect of making it, or the wholesale customers that distribute TVA power ("local power company customers" or "LPCs"), a source of power supply outside the area for which TVA or its LPCs were the primary source of power supply on July 1, 1957.  This provision is referred to as the "fence" because it bounds TVA's sales activities, essentially limiting TVA to power sales within a defined service area.

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
Oct. 2018
N

Note
See Power Supply and Load Management Resources.

In addition, the Federal Power Act ("FPA") includes a provision that helps protect TVA's ability to sell power within its service area.  This provision, called the "anti-cherrypicking" provision, prevents the Federal Energy Regulatory Commission ("FERC") from ordering TVA to provide access to its transmission lines to others to deliver power to customers within TVA's defined service area.  As a result, the anti-cherrypicking provision reduces TVA's exposure to loss of its customers.

In 2019, the revenues generated from TVA's electricity sales were $11.2 billion and accounted for virtually all of TVA's revenues. See Note 17 — Revenue for details regarding revenues by state for each of the last three years.

Customers

TVA is primarily a wholesaler of power, selling power to LPCs that then resell power to their customers at retail rates.  TVA's LPCs consist of (1) municipalities and other local government entities ("municipalities") and (2) customer-owned entities ("cooperatives").  These municipalities and cooperatives operate public power electric systems whose primary purpose is not to make a profit but to supply electricity to the general public or the cooperatives' members.  TVA also sells power directly to certain end-use customers, primarily large commercial and industrial loads and federal agencies with loads larger than 5,000 kilowatts ("kW"). Whether TVA or an LPC serves a new power customer is determined by the applicable TVA-LPC wholesale power contract. Each contract contains a formula that balances the size of the LPC and the amount of any TVA infrastructure investment to determine which party is entitled to serve the new customer.  In addition, power in excess of the needs of the TVA system may, where consistent with the provisions of the Tennessee Valley Authority Act of 1933 (the "TVA Act"), be sold under exchange power arrangements with other specific electric systems. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Revenues. See Note 17 — Revenue for details regarding operating revenues for each of the last three years.

Local Power Companies

Revenues from LPCs accounted for approximately 91 percent of TVA's total operating revenues in 2019.  At September 30, 2019, TVA had wholesale power contracts with 154 LPCs.  Each of these contracts requires the LPC to purchase from TVA all of the electric power required for service to the LPC's customers. LPCs purchase power under contracts with terms that range from five to 20 years to terminate.

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively.  Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues in 2019.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. At its August 2019 meeting, the TVA Board approved a 20-year Partnership Agreement option that better aligns the length of LPC contracts with TVA's long-term commitments. Participating LPCs will receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of September 30, 2019, 131 LPCs had signed the 20-year Partnership Agreement with TVA, which represents 56 percent of total operating revenues in 2019.

The power contracts between TVA and LPCs provide for the purchase of power by LPCs at the wholesale rates established by the TVA Board.  Under the TVA Act, the TVA Board is authorized to regulate LPCs to carry out the purposes of the TVA Act through contract terms and conditions as well as through rules and regulations.  TVA regulates LPCs primarily through the provisions of TVA's wholesale power contracts.  All of the power contracts between TVA and the LPCs require that power purchased from TVA be sold and distributed to the ultimate consumer without discrimination among consumers of the same class and prohibit direct or indirect discriminatory rates, rebates, or other special concessions.  In addition, there are a number of wholesale power contract provisions through which TVA seeks to ensure that the electric system revenues of the LPCs are used only for electric system purposes.  Furthermore, almost all of these contracts specify the resale rates and charges at which the LPC must resell TVA power to its customers.  These rates are revised from time to time, subject to TVA approval, to reflect changes in costs, including changes in the wholesale cost of power.

TVA also regulates LPC policies for customer deposits, termination of service for non-payment, information to consumers, and billing through a service practice policy framework. TVA's regulatory framework provides for consistent regulatory policy for ratepayers across the Tennessee Valley, while recognizing local considerations. The regulatory provisions in TVA's wholesale power contracts are designed to carry out the objectives of the TVA Act, including the objective of providing for adequate supply of power at the lowest feasible rates. See Rates — Rate Methodology below.

Other Customers

Revenues from directly served industrial customers accounted for approximately six percent of TVA's total operating revenues in 2019.  Contracts with these customers are subject to termination by the customer or TVA upon a minimum notice period that varies according to a number of factors, including the customer's contract demand and the period of time service has been provided. TVA also serves seven federal customers, including U.S. Department of Energy ("DOE") facilities and military installations, which accounted for approximately one percent of TVA's total operating revenues in 2019.

Other Revenue

Other revenue consists primarily of wheeling and network transmission charges, sales of excess steam that is a by-product of power production, delivery point charges for interconnection points between TVA and the customer, and certain other minor items. Other revenue accounted for approximately two percent of TVA's total operating revenues in 2019.

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

•
Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in advance of their maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  See Note 18 — Proprietary Capital.

TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment in 2014; therefore, the repayment of this amount is no longer a component of rate setting.

Rate Methodology

TVA uses a seasonal time of use wholesale rate structure comprised of base demand and energy rates, a fuel rate, and a grid access charge ("GAC"). In setting the base rates, TVA uses a debt-service coverage ("DSC") methodology to derive annual revenue requirements in a manner similar to that used by other public power entities that also use the DSC rate methodology. Under the DSC methodology, rates are calculated so that an entity will be able to cover its operating costs and to satisfy its obligations to pay principal and interest on debt. This ratemaking approach is particularly suitable for use by entities financed primarily, if not entirely, by debt, such as TVA, and helps ensure that TVA produces gross revenues sufficient to fund requirements specified in the TVA Act listed under Rate Authority above.

TVA recovers fuel costs and tax equivalent payments associated with fuel cost adjustments through a monthly rate reflecting the forecasted costs of fuel. Beginning on October 1, 2018, fuel costs are allocated to three groups of customers: Standard Service (residential and small commercial customers), Large Manufacturing customers with contract demands greater than 5 megawatts ("MW"), and Large General Service customers with contract demands greater than 5 MW. Fuel costs are allocated to these three classes of customers in relation to their hourly loads and TVA's hourly incremental dispatch cost. Total monthly fuel costs include costs for natural gas, fuel oil, coal, purchased power, emission allowances, nuclear fuel, and other fuel-related commodities as well as realized gains and losses on derivatives purchased to hedge the costs of such commodities.

In recent years, TVA, LPCs, and directly served industries have worked collaboratively to develop changes to TVA's rate structures that focus on TVA's long-term pricing efforts. These changes are improving pricing by better aligning rates with underlying cost drivers and by sending improved pricing signals, while maintaining competitive industrial rates and keeping residential rates affordable. The rate structures are also designed to reduce wholesale energy rates for Standard Service and introduce a GAC at an offsetting rate to better recover fixed costs. This approach will more accurately reflect the wholesale cost of energy and recognize the value of the grid's reliability and associated fixed costs. TVA's modernized approach to pricing provides bill stability while maintaining reliability and fairness for all TVA's customers.

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

Power generating facilities operated by TVA at September 30, 2019, included three nuclear sites, 17 natural gas and/or oil-fired sites, six coal-fired sites, 29 conventional hydroelectric sites, one pumped-storage hydroelectric site, one diesel generator site, and 14 solar energy sites, although certain of these facilities were out of service as of September 30, 2019. See Item 2, Properties — Generating Properties — Net Capability for a discussion of these facilities.  TVA also acquires power under power purchase agreements of varying durations, including short-term contracts of less than 24-hours in duration. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Expenses.

The following table shows TVA's generation and purchased power by generating source as a percentage of all electric power generated and purchased (based on kilowatt hours ("kWh")) for the periods indicated:

Power Supply by Generating Source For the years ended September 30
Generation Resource(1)	2019	2018	2017
Nuclear	39%	39%	38%
Natural gas and/or oil-fired	20%	20%	16%
Coal-fired	17%	19%	25%
Hydroelectric	10%	9%	7%
Purchased power (non-renewable)	9%	9%	9%
Purchased power (renewable)	5%	4%	5%
Note
(1) TVA's non-hydro renewable resources from TVA facilities are less than one percent for all periods shown, and therefore are not represented on the table above. Purchased power (renewable) contains the majority of non-hydro renewable energy supply.

Nuclear

At September 30, 2019, TVA had three nuclear sites consisting of seven units in operation.  The units at Browns Ferry Nuclear Plant ("Browns Ferry") are boiling water reactor units, and the units at Sequoyah Nuclear Plant ("Sequoyah") and Watts Bar Nuclear Plant ("Watts Bar") are pressurized water reactor units.  Operating information for each of these units is included in the table below.

TVA Nuclear Power At September 30, 2019
Nuclear Unit	Summer Net Capability (MW)	Net Capacity Factor for 2019 (%)	Date of Expiration of Operating License
Browns Ferry Unit 1(1)	1,101	94.3	2033
Browns Ferry Unit 2(1)	1,103	84.3	2034
Browns Ferry Unit 3(1)	1,105	101.7	2036
Sequoyah Unit 1	1,152	93.3	2040
Sequoyah Unit 2	1,140	86.3	2041
Watts Bar Unit 1	1,157	80.9	2035
Watts Bar Unit 2	1,164	84.3	2055
Note
(1) The summer net capability for Browns Ferry excludes the impact of the Extended Power Uprate project. The generating capability is expected to increase by an estimated 465 MW after sufficient run time to validate the new capacity.

Extended Power Uprate. On August 14, 2017, the Nuclear Regulatory Commission ("NRC") approved TVA's request for a 465 MW extended power uprate ("EPU") project at Browns Ferry. As of September 30, 2019, physical work on all units was complete and the generation capacity is expected to increase 465 MW after sufficient run time to validate the new capacity. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Extended Power Uprate.

Other Nuclear Initiatives. TVA has submitted an Early Site Permit Application to the NRC to license small modular reactors ("SMRs") at TVA's Clinch River Site in Oak Ridge, Tennessee. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Small Modular Reactors.

Other Nuclear Matters. Operating nuclear facilities subjects TVA to waste disposal, decommissioning, and insurance requirements, as well as litigation risks. See Fuel Supply — Nuclear Fuel below for a discussion of spent nuclear fuel and low-level radioactive waste, Note 22 — Commitments and Contingencies — Contingencies for a discussion of TVA's nuclear decommissioning liabilities and the related trust and nuclear insurance, and Note 22 — Commitments and Contingencies — Legal Proceedings for a discussion of legal and administrative proceedings related to TVA's nuclear program, which discussions are incorporated herein by reference.

Natural Gas and/or Oil-Fired

As of September 30, 2019, TVA's natural gas and oil-fired fleet consisted of 101 combustion turbine power blocks (86 simple-cycle units and 14 combined-cycle power units).  Sixty of the simple-cycle units are currently capable of quick-start response allowing full generation capability in approximately 10 minutes. The economic dispatch of natural gas-fired plants depends on both the day-to-day price of natural gas and the price of other available intermediate resources such as coal-fired plants. TVA uses simple-cycle units to meet peaking or backup power needs. TVA also uses cogeneration at one simple-cycle unit. TVA's 2019 Integrated Resource Plan ("IRP") projects significant solar expansion over the next decade. The natural gas-fired fleet supports that expansion by providing reliability across all hours, as well as the flexibility to help manage ramping and intermittency.

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

Coal-Fired

As of September 30, 2019, TVA had six coal-fired plants consisting of 26 active units, accounting for 7,886 MW of summer net capability. TVA considers units to be in an active state when the unit is generating, available for service, or temporarily unavailable due to equipment failures, inspections, or repairs. All other coal-fired units are considered retired. During its August 2018 meeting, the TVA Board approved a plan to perform assessments of Bull Run Fossil Plant ("Bull Run") and Paradise Fossil Plant ("Paradise"). Results of these assessments were presented to the TVA Board at its February 2019 meeting, and the Board approved the retirement of Paradise Unit 3 by December 2020 and Bull Run by December 2023. Subsequent to the Board approval, TVA determined Paradise would not be restarted after January 2020 due to the plant's material condition.

Coal-fired plants have been subject to increasingly stringent regulatory requirements over the last few decades, including those under the Clean Air Act ("CAA"), the Environmental Protection Agency's ("EPA") Coal Combustion Residuals ("CCR") Rule, and the associated regulations.  TVA has committed to a programmatic approach for the evaluation of its sites where CCR is stored to meet all applicable state and federal regulations.  Increasing regulatory costs have caused TVA to consider whether to make the required capital investments to continue operating its coal-fired facilities.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residual Facilities.

TVA is moving toward a more balanced generation plan with greater reliance on lower-cost and cleaner energy generation technologies. Since September 30, 2010, TVA has reduced its summer net capability of coal-fired units by 6,682 MW. The 2019 IRP indicated evaluation of additional coal unit retirements. Most of the remaining coal-fired plants are among the oldest in the nation still in operation, and their fit within TVA's power supply portfolio will be further tested in the future with increasing amounts of solar generation utilized by TVA. TVA's long-range plans will continue to consider the costs and benefits of significant environmental and other major capital investments at its remaining coal-fired plants.

Hydroelectric

Conventional Hydroelectric Dams. TVA maintains 29 conventional hydroelectric dams with 113 generating units throughout the Tennessee River system for the production of electricity.  As of September 30, 2019, these units accounted for 3,784 MW of summer net capability.  The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors, including the amount of precipitation and runoff, initial water levels, generating unit availability, and the need for water for competing water management objectives.  When these factors are unfavorable, TVA must increase its reliance on higher cost generation plants and purchased power.  In addition, a portion of energy generated by nine U.S. Army Corps of Engineers ("USACE") dams on the Cumberland River system contributes to the TVA power system.  See Weather and Seasonality below and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Dam Safety and Remediation Initiatives.

Raccoon Mountain Pumped-Storage Plant.  As of September 30, 2019, TVA has four units at Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain") with a total net summer capability of 1,616 MW. These units are utilized to balance the transmission system as well as generate power. TVA uses electricity generated by its fleet during periods of low demand to operate pumps that fill the reservoir at Raccoon Mountain. Then, during periods of high or peak demand, the water is released and the pumps reverse to work as power generating turbines.

Hiwassee Hydro Unit 2.  Hiwassee Hydro Unit 2 has a unique reversible turbine/generator that acts as a pump and a turbine enhancing TVA's ability to balance baseload generation.  Hiwassee Hydro Unit 2 has a summer net capability of 86 MW.

Hydro Modernization Program. TVA is scheduled to complete the Hydro Modernization Program in 2020 with the completion of South Holston Unit 1 and Pickwick Landing Dam ("Pickwick") Unit 2. The Hydro Modernization Program began in

1992 and focuses on units with potential to increase peaking capacity and improve reliability. As of September 30, 2019, modernization had been completed on 61 conventional hydroelectric units. The modernization projects resulted in 447 MW of increased capacity from the conventional hydroelectric units, with an average efficiency gain of approximately five percent. In 2019, TVA began its transition to a new program, the Hydro Major Maintenance Program, intended to focus on life extension and addressing reliability risks that will support the preservation of TVA's hydroelectric fleet capacity. Hydroelectric generation will continue to be an important part of TVA's energy mix.

Other Renewable Energy Resources

TVA's renewable energy portfolio includes both TVA-owned assets and renewable energy purchases. TVA owns 14 solar sites with a total net summer capability of approximately 1 MW.

TVA tracks its renewable energy commitments and claims through the management of renewable energy certificates ("RECs"). The RECs, which each represent 1 MWh of renewable energy generation, are principally associated with wind, solar, biomass, and low-impact hydroelectric. TVA continues to evaluate ways to adjust to customer preferences and requirements for cleaner and greener energy, including the acquisition of RECs from renewable purchased power. These RECs can be sold to customers to meet their needs.

Diesel Generators

As of September 30, 2019, TVA had one diesel generator plant consisting of five units, and this facility accounted for 9
MW of summer net capability.

Distributed Energy Resources

Consumer desire for energy choice is, among other things, driving the expectation for flexible options in the electric industry. TVA and LPCs are working together to leverage the strengths of the Tennessee Valley public power model to provide economic, sustainable, and flexible distributed energy solutions. TVA will focus on the safety and reliability impacts of these resources as they are interconnected to the grid and will ensure that the pricing of electricity remains as low as feasible. Additional regulatory considerations and analysis may be required as the distributed energy resources ("DER") market, technologies, and programs evolve. TVA is working to develop pricing and regulatory structures with a deliberate and thoughtful analysis of each current and future program offering. This requires strong partnerships with LPCs to give customers choices and provide end-use consumers the flexibility they desire.

During its February 2019 meeting, the TVA Board approved new renewable power solutions, including a mid-scale option. The mid-scale option, also known as the Flexibility Research Project, is a joint project with LPCs to enable solutions for situations where the end-use consumer needs onsite renewable or distributed generation and for TVA to gain market knowledge and operational insights from these research projects. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Renewable Power Solutions.

Through the Home Uplift Program, TVA is partnering with LPCs, state and local governments, non-profit agencies, energy efficiency advocates, and the Tennessee Valley Public Power Association to complete home evaluations and make high-impact home energy upgrades for qualifying homeowners. In addition, TVA and LPCs conduct workshops to educate homeowners about low and no-cost energy efficiency upgrades that improve their quality of life.

TVA has encouraged the development of solar, wind, biomass, and low-impact hydroelectric generation systems across the Tennessee Valley through various current and former offerings. As of September 30, 2019, the combined participation for all such renewable solutions is 415 MW of installed operating capacity with nearly 685 MW of additional approved capacity. Additionally, TVA contracts for approximately 1,215 MW of operating wind capacity from outside the Tennessee Valley via power purchase agreements.

In May 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network by adding up to 3,500 additional miles that will better connect its operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as they enter the market.

New energy management systems and energy storage technologies present opportunities for more sophisticated and integrated operation of the entire grid. The advent of electric vehicles and small-scale renewable generation has hastened the development of energy storage technologies that have the potential to mitigate the intermittent supply issues associated with many renewable generation options. Implementation of these technologies in conjunction with two-way communication to the site creates the potential for more efficient usage of other DER on the grid.

TVA's Electric Vehicle ("EV") strategy is a staged approach that will evolve as the local EV market matures. Since 2011, TVA has focused on utilizing more EVs and installing charging stations inside the Tennessee Valley. This approach has enabled TVA to gain insights on the value and impact to utilities of large-scale electrification. TVA has also partnered with over 30 organizations across the State of Tennessee (known as the "Drive Electric Tennessee" collaborative) to create a roadmap to outline local market needs for widespread adoption. This foundational information is crucial as more affordable, longer range EVs come to the market in the next few years.

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

Purchased Power and Other Agreements

TVA acquires power from a variety of power producers through long-term and short-term power purchase agreements ("PPAs") as well as through spot market purchases.  During 2019, TVA acquired approximately 87 percent of the power that it purchased through the long-term PPA described below, including agreements for long-term renewable generation resources, approximately one percent through short-term PPAs, and approximately 12 percent on the spot market.

Renewable Power Purchase Agreements. In order to meet customer preferences and requirements for cleaner and greener energy, TVA has entered into certain PPAs with renewable resource providers during 2019. These agreements are part of progressive partnerships that align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Changing Customer Preferences — Renewable Power Purchase Agreements.

A portion of TVA's capability provided by power purchase agreements is provided under contracts that expire between 2021 and 2042, and the most significant of these contracts are described in the table below.

Power Purchase Contracts At September 30, 2019
Type of Facility	Location	Summer Net Capability (MW)	Contract Termination Date
Lignite	Mississippi	440	2032
Natural gas	Alabama	720	2023
Natural gas	Alabama	615	2026
Solar	Alabama	75	2037
Solar(1)	Alabama	227	2041
Solar(1)	Alabama	150	2042
Solar	Tennessee	53	2038
Solar	Tennessee	4.5	2032
Solar(1)	Tennessee	147	2042
Solar(1)	Tennessee	150	2042
Landfill Gas	Tennessee	4.8	2031
Hydroelectric(2)	Tennessee and Kentucky	347	Upon three years' notice
Wind	Iowa	198	2031
Wind	Iowa	101	2030
Wind	Kansas	201	2032
Wind	Kansas	165	2033
Wind	Illinois	150	2032
Wind	Illinois	200	2032
Wind	Illinois	200	2033
Wind	Tennessee	27	2025
Diesel	Tennessee	23	2023
Diesel	Tennessee	20	2021
Diesel	Tennessee	8	2023
Diesel	Tennessee	8	2028
Diesel	Mississippi	20	2023
Diesel	Mississippi	26	2028
Diesel	Alabama	10	2028
Notes
(1) Power delivery is expected to commence in 2021.
(2) TVA's contract with Southeastern Power Administration ("SEPA") is for 405 MW of capacity; however, at September 30, 2019, TVA's capacity under the contract was 347 MW because of repairs being completed by the USACE.  TVA expects this period of reduced capacity to be in effect until January 2020.

Under federal law, TVA is required to purchase energy from qualifying facilities (cogenerators and small power producers) at TVA's avoided cost of either generating this energy itself or purchasing this energy from another source. TVA fulfills this requirement through the Dispersed Power Production Program. As of September 30, 2019, there were 55 generation sources, with a combined qualifying capacity of 263 MW, whose power TVA purchases under this program.

Fuel Supply

General

TVA's consumption of various types of fuel depends largely on the demand for electricity by TVA's customers, the availability of various generating units, and the availability and cost of fuel. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Expenses.

Nuclear Fuel

Current Fuel Supply. Converting uranium to nuclear fuel generally involves four stages: the mining and milling of uranium ore to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride gas; the enrichment of uranium hexafluoride; and the fabrication of the enriched uranium hexafluoride into fuel assemblies.  For its forward four-year (2020-2023) requirements, TVA currently has 100 percent of its uranium mining and milling, conversion services, enrichment services, and fabrication services requirements either in inventory or under contract with various suppliers.  TVA anticipates being able to fill its needs beyond this period by normal contracting processes as market forecasts indicate that the fuel cycle components will be readily available. The net book value of TVA's nuclear fuel was $1.5 billion at both September 30, 2019 and 2018. See Note 15 — Risk Management Activities and Derivative Transactions — Counterparty Risk.

TVA, the DOE, and certain nuclear fuel contractors have entered into agreements providing for surplus DOE highly enriched uranium (uranium that is too highly enriched for use in a nuclear power plant) to be blended with other uranium.  The enriched uranium that results from this blending process, which is called blended low-enriched uranium ("BLEU"), is fabricated into fuel that can be used in a nuclear power plant.  This blended nuclear fuel was first loaded in a Browns Ferry reactor in 2005, and the last fuel under this program is currently being utilized. Under the terms of the interagency agreement between the DOE and TVA, the DOE participated in the savings generated by TVA's use of the BLEU. See Note 1 — Summary of Significant Accounting Policies — Blended Low-Enriched Uranium Program for a more detailed discussion of the BLEU project.

TVA, the DOE, and certain nuclear fuel contractors have entered into agreements, referred to as the Down-blend offering for Tritium ("DBOT"), that provide for the production, processing, and storage of low-enriched uranium that is to be made using surplus DOE highly enriched uranium and other uranium.  Low-enriched uranium can be fabricated into fuel for use in a nuclear power plant.  Production of the low-enriched uranium began in the summer of 2019 and is contracted to continue through October 2027.  Beginning October 2027, contract activity will consist of storage and flag management.  Flag management ensures that the uranium is of U.S. origin, free from foreign obligations, and unencumbered by policy restrictions, so that it can be used in connection with the production of tritium. Under the terms of the interagency agreement between the DOE and TVA, the DOE will reimburse TVA for a portion of the costs of converting the highly enriched uranium to low-enriched uranium. See Note 1 — Summary of Significant Accounting Policies — Down-blend Offering for Tritium for a more detailed discussion of the DBOT project.

Low-Level Radioactive Waste.  Certain materials and supplies used in the normal operation of nuclear electrical generating units are potentially exposed to low levels of radiation. TVA sends shipments of low-level radioactive waste to burial facilities in Clive, Utah and Andrews, Texas.  TVA is capable of storing some low-level radioactive waste at its own facilities for an extended period of time, if necessary.

Spent Nuclear Fuel.  All three nuclear sites have dry cask storage facilities.  Sequoyah will need additional capacity by 2028.  Watts Bar will need additional capacity by 2041.  Browns Ferry will need additional storage capacity by the end of 2020.  A project is underway at Browns Ferry to build another independent spent fuel storage installation pad and is scheduled for completion by January 2020. To recover the cost of providing long-term, onsite storage for spent nuclear fuel, TVA filed a breach of contract suit against the U.S. in the Court of Federal Claims in 2001. As a result of this lawsuit and related agreements, TVA has collected approximately $304 million through 2019.

Tritium-Related Services.  TVA and the DOE are engaged in a long-term interagency agreement under which TVA will, at the DOE's request, irradiate tritium-producing burnable absorber rods ("TPBARs") to assist the DOE in producing tritium for the Department of Defense ("DOD").  This agreement, which ends in 2035, requires the DOE to reimburse TVA for the costs that TVA incurs in connection with providing irradiation services and to pay TVA an irradiation services fee at a specified rate per TPBAR over the period when irradiation occurs.

In general, TPBARs are irradiated for one operating cycle, which lasts about 18 months.  At the end of the cycle, TVA removes the irradiated rods and loads them into a shipping cask.  The DOE then ships them to its tritium-extraction facility.  TVA loads a fresh set of TPBARs into the reactor during each refueling outage.  Irradiating the TPBARs does not affect TVA's ability to safely operate the reactors to produce electricity.

TVA has provided irradiation services using only Watts Bar Unit 1 since 2003. Although the interagency agreement provides for irradiation services to be performed at Watts Bar and Sequoyah, TVA expects the Watts Bar site to provide sufficient capacity to fulfill this agreement in the near term. The DOE notified TVA of future increased needs for tritium requiring the use of a second reactor. TVA submitted a license amendment to the NRC in December 2017 to authorize the irradiation of TPBARs in Watts Bar Unit 2. The NRC approved the license amendment request in May 2019.

Natural Gas and Fuel Oil

During 2019, TVA purchased a significant amount of its natural gas requirements from a variety of suppliers under contracts with terms of up to three years and purchased substantially all of its fuel oil requirements on the spot market. The net book value of TVA's natural gas inventory was $15 million and $18 million at September 30, 2019 and 2018, respectively. The net book value of TVA's fuel oil inventory was $82 million and $84 million at September 30, 2019 and 2018, respectively. At September 30, 2019, 80 of the combustion turbines that TVA operates were dual-fuel capable, and TVA has fuel oil stored on each of these sites as a backup to natural gas.

TVA purchases natural gas from multiple suppliers on a daily, monthly, seasonal, and term basis.  During 2019, daily, monthly, seasonal, and term contracts accounted for 21 percent, five percent, 30 percent, and 44 percent of purchases, respectively.  TVA plans to continue using contracts of various lengths and terms to meet the projected natural gas needs of its natural gas fleet.  During 2019, TVA transported natural gas on eight separate pipelines, with approximately 31 percent being transported on a single pipeline. During 2019, TVA maintained a total of approximately 1,405,000 million British thermal unit(s) ("mmBtu") per day of firm transportation capacity on six major pipelines, with approximately 33 percent of total firm transportation capacity being maintained on a single pipeline.

TVA utilizes natural gas storage services at seven facilities with a total capacity of 8.35 billion per cubic feet ("Bcf") of firm service and 2.30 Bcf of interruptible service to manage the daily balancing requirements of the eight pipelines used by TVA, with approximately 42 percent of the total storage capacity being maintained at a single facility. During 2019, storage levels were generally maintained at between 40 and 80 percent of the maximum contracted capacity at each facility. As TVA's natural gas requirements grow, it is anticipated that additional storage capacity may need to be acquired to meet the needs of the generating assets.  In 2020, TVA does not expect to add a significant amount of firm capacity to its storage portfolio.

Coal

Coal consumption at TVA's coal-fired generating facilities during 2019 and 2018 was approximately 15 million tons and 17 million tons, respectively.  At September 30, 2019 and 2018, TVA had 33 days and 30 days of system-wide coal supply at full burn rate, respectively, with net book values of $197 million and $164 million, respectively.

TVA utilizes both short-term and long-term coal contracts.  During 2019, long-term contracts made up 82 percent of coal purchases, and short-term contracts accounted for the remaining 18 percent.  TVA plans to continue using contracts of various lengths, terms, and coal quality to meet its expected consumption and inventory requirements.  During 2019 and 2018, TVA purchased coal by basin as follows:

The following charts present the proportion of each delivery method TVA utilizes for its coal supply for the periods indicated:
Generally, total system coal inventories were at or below target levels for 2019. TVA began 2019 with low coal inventories due to higher than expected utilization during the summer of 2018. Inventory balances were restored throughout the year to meet winter and summer peak demands.

Transmission

The TVA transmission system is one of the largest in North America.  TVA's transmission system has 69 interconnections with 13 neighboring electric systems, and delivered nearly 158 billion kWh of electricity to TVA customers in 2019.  In carrying out its responsibility for transmission grid reliability in the TVA service area, TVA has operated with 99.999 percent reliability since 2000 in delivering electricity to customers. See Item 2, Properties — Transmission Properties.

Pursuant to its Transmission Service Guidelines, TVA offers transmission services to eligible customers to transmit wholesale power in a manner that is comparable to TVA's own use of the transmission system. TVA has also adopted and operates in accordance with its published Transmission Standards of Conduct and separates its transmission function from its power marketing function.

TVA is subject to federal reliability standards that are set forth by the North American Electric Reliability Corporation ("NERC") and approved by FERC. These standards are designed to maintain the reliability of the bulk electric system, including TVA's generation and transmission system, and include areas such as maintenance, training, operations, planning, modeling, critical infrastructure, physical and cyber security, vegetation management, and facility ratings. TVA recognizes that reliability standards and expectations for transmission systems continue to become more complex and stringent.

Additional transmission upgrades may be required to maintain reliability.  Upgrades may include enhancements to existing lines and substations or new installations as necessary to provide adequate power transmission capacity, maintain voltage support, and ensure generating plant and transmission system stability.

In May 2017, the TVA Board approved a $300 million, multi-year, strategic fiber optic initiative that will expand TVA's fiber capacity and improve the reliability and resiliency of the transmission system.  The network expansion is designed to help meet the power system's growing need for bandwidth as well as accommodate the integration of new DER. As of September 30, 2019, TVA had installed 483 miles of fiber optic lines and spent $79 million on installation of the fiber optic lines. TVA expects to spend an additional $221 million to complete the project.

The TVA Board approved $245 million for the construction of a new system operations center. The new secured facility is being built to accommodate a new energy management system and to adapt to new regulatory requirements.  The facility is expected to be constructed by 2021 and fully operational by 2023. As of September 30, 2019, TVA had spent approximately $14 million on the project and expects to spend an additional $231 million.

Weather and Seasonality

Weather affects both the demand for and the market prices of electricity. TVA's power system is generally a dual-peaking system in which the demand for electricity peaks during the summer and winter months to meet cooling and heating needs. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit. During 2019, TVA transitioned degree day calculation methodologies, moving from the average temperatures of the five largest cities in TVA's service area to the average temperatures of 23 stations throughout TVA's service area. This transition provides TVA with increased geographic granularity throughout its service territory and improves modeling accuracy. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Sales of Electricity.

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

Research and Development

Investments in TVA's research portfolio are supported through partnership and collaboration with LPCs, EPRI, DOE, federal agencies, national labs, peer utilities, universities, industry vendors, participation in professional societies, and other research consortiums.

Annual investments made in science and technological innovation help meet future business and operational challenges. Each year, TVA's annual research portfolio is updated based on a broad range of operational and industry drivers to assess key technology gaps, performance issues, or other significant issues, addressed through research and development. Core research activities directly support optimization of TVA's generation and transmission assets, air and water quality, energy utilization, and distributed/clean energy integration. TVA has launched a research program focused on evaluating the potential to deploy grid-scale battery energy storage technology to optimize the existing TVA generation assets and improve the resiliency of the transmission system. This research will guide future application of battery storage as part of the evolving bulk power system in the region.

TVA evaluates emerging energy efficiency and load management technologies for market and program readiness. Efforts are directed towards demonstrating and validating the performance, reliability, and consumer acceptance of new efficiency technologies, as well as the value of energy efficiency and load management technologies for the consumer, LPCs, and TVA.

TVA is assessing potential electrification programs that improve resource use and reduce environmental impacts (especially in the transportation sector). Assessments include a multi-stakeholder vision and roadmap effort aimed at identifying the path forward for electric vehicles in Tennessee. The approach provides for broad engagement from industry, government, and utilities that could be applied in other states in the TVA service territory. In addition, TVA is continuing its evaluation of potential electric vehicle adoption strategies through coordination of activities with EPRI and industry stakeholders related to operational fleet requirements. Additional areas of focus include LPC engagement on plug-in electric vehicle grid integration and readiness for various transportation electrification technologies. In addition, research in electrification applications on charging stations, impacts from charging stations to the power grid, refinement of power-system control processes, and development of smart charging strategies to maximize the potential of electricity to replace petroleum as the transportation fuel of choice.

TVA and LPCs engage in several initiatives related to grid modernization. Research includes technologies and applications advancement in intelligent transmission and distribution systems. Smart meter technology has the potential to shift usage patterns away from peak demand times which could change costs significantly. Additionally, intelligent transmission systems would give TVA the ability to nearly instantaneously diagnose problems, make corrections, and engage transmission and generation resources quickly so that power would keep flowing. This could promote reduced emissions, lower energy costs, and add greater flexibility to accommodate the new consumer-generated sources under TVA's renewable energy programs. See Power Supply and Load Management Resources — Distributed Energy Resources.

Finally, TVA is evaluating small clean power resources that can be aggregated to meet regular demand. Research efforts into clean DER seek to understand the scope and impact on operations and business economics and to develop strategies for adapting to the evolving electricity landscape in the Tennessee Valley. Battery storage and solar power models deployed in the Tennessee Valley are also being evaluated to better understand their impacts to the grid. Initial economic analyses have been conducted to identify the value of DER (particularly photovoltaic solar generation) to both TVA and the LPC system. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Distributed Energy Resources.

Flood Control Activities

The Tennessee River watershed has one of the highest annual rainfall totals of any watershed in the U.S., averaging 51 inches per year. During 2019, approximately 67 inches of rain fell in the Tennessee Valley. TVA manages the Tennessee River system in an integrated manner, balancing hydroelectric generation with navigation, flood damage reduction, water quality and supply, and recreation. TVA spills or releases excess water through its dams in order to reduce flood damage to the Tennessee Valley. TVA typically spills only when all available hydroelectric generating turbines are operating at full capacity and additional water still needs to be moved downstream.

Significant flooding occurred in portions of the Tennessee Valley in February 2019. During this time, the Tennessee Valley received 11.6 inches of rainfall, which was 269 percent of normal. Although many locations along the Tennessee River reached or exceeded flood stage, TVA's efforts, including storing water in large tributary reservoirs, accounted for approximately $1.6 billion in avoided damages in areas such as Chattanooga, Tennessee.

Environmental Stewardship Activities

TVA's mission includes managing the Tennessee River, its tributaries, and federal lands along the shoreline to provide, among other things, year-round navigation, flood damage reduction, affordable and reliable electricity, recreational opportunities, adequate water supply, improved water quality, and natural resource protection.  There are 49 dams that comprise TVA's integrated reservoir system. Each dam may also have ancillary structures used to support or assist the main dam's function. The reservoir system provides approximately 800 miles of commercially navigable waterways and also provides significant flood reduction benefits both within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers. The reservoir system also provides a water supply for residential and industrial customers, as well as cooling water for TVA's coal-fired plants, combined cycle plants, and nuclear power plants. TVA's Environmental Policy provides objectives for an integrated approach related to providing cleaner, reliable, and low-cost energy, supporting sustainable economic growth, and engaging in proactive environmental stewardship in a balanced and ecologically sound manner. The Environmental Policy provides additional direction in several environmental stewardship areas, including water resource protection and improvements, sustainable land use, and natural resource management.
TVA serves the people of the TVA region through the integrated management of the Tennessee River system and public lands, which include approximately 11,000 miles of shoreline; 650,000 surface acres of reservoir water; and 293,000 acres of reservoir lands.  TVA accomplishes this mission and supports the objectives of the TVA Environmental Policy through implementation of its natural resources stewardship strategy.  Within this strategy, TVA confirms a desire to remain agile, balance competing demands, and be a catalyst for collaboration in order to protect and enhance biological, cultural, and water resources as well as create and sustain destinations for recreation and opportunities for learning and research.  As part of the strategy, TVA intends to assist water-based community development with issuing permits, technical support, and land agreements using planning, clear regulations, meaningful guidelines, and consistent enforcement. Additional guidance for carrying out many of TVA's essential stewardship responsibilities is provided in TVA's Natural Resource Plan ("NRP"). TVA is currently updating its NRP. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Natural Resource Plan.
Economic Development Activities

Economic development, along with energy production and environmental stewardship, is one of the primary statutory purposes of TVA. TVA works with its LPCs; regional, state, and local agencies; and communities to showcase the advantages available to businesses locating or expanding in TVA's service area. TVA's primary economic development goals are to recruit companies to locate in the Tennessee Valley, encourage expansion of existing business and industry that provide quality jobs, and assist communities in the Tennessee Valley with economic growth opportunities. TVA seeks to meet these goals through a combination of initiatives and partnerships designed to provide financial assistance, technical services, industry expertise, and site-selection assistance to new and existing businesses.

Economic development programs developed by TVA include those which focus on supporting all communities, including rural and economically distressed communities, across the Tennessee Valley by working in close partnership with other federal and state organizations. TVA also jointly offers incentive programs with participating LPCs. These programs offer competitive incentives to existing and potential power customers in certain business sectors that make multi-year commitments to invest in the Tennessee Valley. In addition to financial support for these programs, TVA offers resources to communities and economic developers in the areas of recruitment, leadership development, industrial product preparedness (sites and buildings), planning, and project assistance.

TVA's economic development efforts helped recruit or expand 215 companies into the TVA service area during 2019. These companies announced capital investments of over $8.9 billion and the expected creation and/or retention of approximately 66,500 jobs.

Regulation

Congress

TVA exists pursuant to the TVA Act as enacted by Congress and carries on its operations in accordance with this legislation.  Congress can enact legislation expanding or reducing TVA's activities, change TVA's structure, and even eliminate TVA.  Congress can also enact legislation requiring the sale of some or all of the assets TVA operates or reduce the U.S.'s ownership in TVA.  To allow TVA to operate more flexibly than a traditional government agency, Congress exempted TVA from all or parts of certain general federal laws that govern other agencies, such as federal labor relations laws and the laws related to the hiring of federal employees, the procurement of supplies and services, and the acquisition of land.  Other federal laws enacted since the creation of TVA that are applicable to other agencies have been made applicable to TVA, including those related to paying employees overtime and protecting the environment, cultural resources, and civil rights.

Securities and Exchange Commission

Section 37 of the Securities Exchange Act of 1934 (the "Exchange Act") requires TVA to file with the SEC such periodic, current, and supplementary information, documents, and reports as would be required pursuant to Section 13 of the Exchange Act if TVA were an issuer of a security registered pursuant to Section 12 of the Exchange Act.  Section 37 of the Exchange Act exempts TVA from complying with Section 10A(m)(3) of the Exchange Act, which requires each member of a listed issuer's audit committee to be an independent member of the board of directors of the issuer.  Since TVA is an agency and instrumentality of the U.S., securities issued or guaranteed by TVA are "exempted securities" under the Securities Act of 1933, as amended (the "Securities Act"), and may be offered and sold without registration under the Securities Act.  In addition, securities issued or guaranteed by TVA are "exempted securities" and "government securities" under the Exchange Act.  TVA is also exempt from Sections 14(a)-(d) and 14(f)-(h) of the Exchange Act (which address proxy solicitations) insofar as those sections relate to securities issued by TVA, and transactions in TVA securities are exempt from rules governing tender offers under Regulation 14E of the Exchange Act.  Also, since TVA securities are exempted securities under the Securities Act, TVA is exempt from the Trust Indenture Act of 1939 insofar as it relates to securities issued by TVA, and no independent trustee is required for these securities.

Federal Energy Regulatory Commission

Under the FPA, TVA is not a "public utility," a term which primarily refers to investor-owned utilities.  Therefore, TVA is not subject to the full jurisdiction that FERC exercises over public utilities under the FPA.  TVA is, however, an "electric utility" and a "transmitting utility" as defined in the FPA and, thus, is directly subject to certain aspects of FERC's jurisdiction. Under the FPA, for example, TVA (1) must comply with certain standards designed to maintain transmission system reliability, (2) can be ordered to interconnect its transmission facilities with the electrical facilities of independent generators and of other electric utilities that meet certain requirements, (3) can be ordered to transmit wholesale power provided that the order (a) does not impair the reliability of the TVA or surrounding systems and (b) meets the applicable requirements concerning terms, conditions, and rates for service, as well as the anti-cherrypicking provision, (4) is subject to FERC review of the transmission rates and the terms and conditions of service that TVA provides, and (5) is prohibited from (a) reporting false information on the price of electricity sold at wholesale or the availability of transmission capacity to a federal agency with intent to fraudulently affect the data being compiled by the agency and (b) using manipulative or deceptive devices or contrivances in connection with the purchase or sale of power or transmission services subject to FERC's jurisdiction.

In addition, the FPA provides FERC with authority (1) to order refunds of excessive prices on short-term sales (transactions lasting 31 days or less) by all market participants, including TVA, in price gouging situations if such sales are through an independent system operator or regional transmission organization under a FERC-approved tariff, (2) to issue regulations requiring the reporting, on a timely basis, of information about the availability and prices of wholesale power and transmission service by all market participants, including TVA, (3) to investigate electric industry practices, including TVA's operations that are subject to FERC's jurisdiction, and (4) to impose civil penalties of up to $1 million per day for each violation of the provisions of the FPA discussed in the prior paragraph that are applicable to TVA. Criminal penalties may also result from such violations.

Finally, while not required to do so, TVA has elected to implement various FERC orders and regulations pertaining to public utilities on a voluntary basis to the extent that they are consistent with TVA's obligations under the TVA Act.

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

Other Federal Entities

TVA's activities and records are also subject to review to varying degrees by other federal entities, including the Government Accountability Office and the Office of Management and Budget ("OMB").  There is also an Office of the Inspector General which reviews TVA's activities and records.

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

Environmental Matters

TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other issues. Emissions from all TVA-owned and operated units (including small combustion turbine units of less than 25 MW) have been reduced from historic peaks. Emissions of nitrogen oxide ("NOx") have been reduced by 96 percent below peak 1995 levels and emissions of sulfur dioxide ("SO2") have been reduced by 99 percent below 1977 levels through CY 2018. For CY 2018, TVA's emission of carbon dioxide ("CO2") from its sources was 52 million tons, a 51 percent reduction from 2005 levels. This amount includes 5,037 tons from units rated at less than 25 MW. To remain consistent and to align with the EPA's reporting requirements, TVA intends to continue reporting CO2 emissions on a calendar year basis.

Clean Air Act

The CAA establishes a comprehensive program to protect and improve the nation's air quality and control sources of air pollution. The major CAA programs that affect TVA's power generation activities are described below.

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

Cross-State Air Pollution Rule. The EPA issued the Cross-State Air Pollution Rule ("CSAPR") in July 2011 requiring several states in the eastern U.S. to improve air quality by reducing power plant emissions that contribute to pollution in other states.  In 2016, the EPA issued an update to CSAPR to address cross-state air pollution (the "CSAPR Update Rule"). The EPA subsequently issued an additional rule to resolve any remaining cross-state air pollutant issues ("CSAPR Close-Out Rule"). The

U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") has remanded a portion of the CSAPR Update Rule back to the EPA to address its failure to require upwind states to eliminate substantial contributions to downwind nonattainment by the statutory deadline. The D.C. Circuit also vacated the CSAPR Close-Out Rule. TVA has not had and does not currently anticipate significant changes to its operations based on the CSAPR Update Rule and CSAPR Close-Out Rule in its current form.

Mercury and Air Toxics Standards for Electric Utility Units. Following litigation over the Mercury and Air Toxics Standards ("MATS") and the question of whether the EPA was required to consider cost before deciding whether the regulation of hazardous air pollutants ("HAP") emitted from steam electric utilities was appropriate and necessary, the EPA released a proposed finding that it is not appropriate and necessary to regulate HAP emissions from steam electric utilities. However, the EPA also proposed that notwithstanding this new finding, it would not remove electric generating units from the source categories listed under Section 112 of the CAA and it would not rescind the MATS requirements. Additionally, the EPA proposed to find that further restrictions on HAP emissions are not warranted upon conducting a residual risk and technology review for this source category. Until a final rule is issued, specific impacts to TVA cannot be determined; however, as proposed, the rule is not expected to change TVA's MATS compliance requirements or strategy.

Environmental Agreements. See Note 22 — Commitments and Contingencies — Legal Proceedings — Environmental Agreements for a discussion of the Environmental Agreements, which discussion is incorporated herein by reference.

Acid Rain Program. The Acid Rain Program is intended to help reduce emissions of SO2 and NOx, which are the primary pollutants implicated in the formation of acid rain. The program includes a cap-and-trade emission reduction program for SO2 emissions from power plants. TVA continues to reduce SO2 and NOx emissions from its coal-fired plants, and the SO2 allowances allocated to TVA under the Acid Rain Program are sufficient to cover the operation of its coal-fired plants. In the TVA service area, the limitations imposed on SO2 and NOx emissions by the CSAPR program are more stringent than the Acid Rain Program. Therefore, TVA forecasts that the Acid Rain Program will not impose any additional material requirements on TVA.

Regional Haze Program. The EPA issued the Clean Air Visibility Rule, which required certain older sources to install best available retrofit technology. No additional controls or lower operating limits are required for any TVA units to meet best available retrofit technology requirements. In January 2017, the EPA published the final rule that changed some of the requirements for Regional Haze State Implementation Plans ("SIPs"). TVA does not expect significant impacts to its operations from these changes, but specific impacts cannot be determined until future Regional Haze SIPs are developed.

Opacity. Opacity, or visible emissions, measures the denseness (or color) of power plant plumes and has traditionally been used by states as a means of monitoring good maintenance and operation of particulate control equipment. Under some conditions, retrofitting a unit with additional equipment to better control SO2 and NOx emissions can adversely affect opacity performance, and TVA and other utilities have addressed this issue. The evaluation of utilities' compliance with opacity requirements is coming under increased scrutiny, especially during periods of startup, shutdown, and malfunction. Historically, SIPs developed under the CAA typically excluded periods of startup, shutdowns, and malfunctions, but in June 2015, the EPA finalized a rule to eliminate such exclusions. The EPA rule required states to modify their implementation plans by November 2016. Kentucky, Tennessee, and Mississippi submitted implementation plans, but Alabama has not. Environmental petitioners and several states filed petitions for judicial review of the EPA final rule before the D.C. Circuit. In April 2017, the D.C. Circuit, at the request of the new EPA Administrator, ordered this litigation to be suspended pending the EPA's review to determine whether to reconsider all or part of the rule. TVA does not expect significant impacts from these rule changes.

Petition to Expand the Ozone Transport Region. In December 2013, eight of the twelve states that make up the Ozone Transport Region ("OTR") submitted a petition requesting the EPA to add nine states, including Kentucky and Tennessee, to the OTR. If states within TVA's service territory were included in the OTR, TVA would be required to further reduce NOx emissions. Six of the states filed suit when the EPA failed to act on the petition. In January 2017, the EPA subsequently published a notice in the Federal Register proposing to deny the petition on the basis that the CAA provides other options. The EPA then denied the petition in October 2017. In December 2017, the eight petitioning states filed in the D.C. Circuit a petition for judicial review of the EPA's denial of the petition to add states to the OTR. On April 23, 2019, the D.C. Circuit denied the petition for judicial review of the EPA's refusal to expand the OTR to include nine additional states.

Kentucky Startup/Shutdown Regulations. In April 2018, the Kentucky Division for Air Quality published final revised startup/shutdown regulations for new and existing indirect heat exchangers. Shawnee Fossil Plant ("Shawnee") and Paradise have boilers which will be subject to these rules when incorporated into their air permits. The revised rules do not significantly impact operations at Shawnee or Paradise.

Kentucky State Implementation Plan to Address Downwind Ozone Impacts. Emissions from utility units in Kentucky that contribute to ozone are already limited by the CSAPR Update Rule and are declining. In February 2018, Kentucky submitted a proposed revision to its SIP to address downwind state ozone impacts. The proposed SIP did not require emission reductions beyond current requirements, and in July 2018, the EPA issued a final rule approving Kentucky's revised SIP. No additional emission reductions are required by the SIP for TVA's Kentucky generating units.

New York Petition to Address Impacts from Upwind High Emitting Sources. In March 2018, the State of New York filed a petition with the EPA under Section 126(b) of the CAA to address ozone impacts on New York from the NOx emissions from sources emitting at least 400 tons of NOx in CY 2017 from nine states including Kentucky. The New York petition requests that the EPA require daily NOx limits for utility units with SCRs such as Paradise Unit 3 and emission reductions from utility units without SCRs such as Shawnee Units 2, 3 and 5-9. Kentucky utility unit NOx emissions are already limited by the CSAPR Update Rule and are declining, and current EPA modeling projects no additional requirements to reduce Kentucky NOx emissions are necessary. During its February 2019 meeting, the TVA Board approved the retirement of Paradise Unit 3 by December 2020. On September 20, 2019, the EPA finalized its denial of New York's petition because the state did not demonstrate, and the EPA could not independently establish, that sources in the states listed in the petition contribute to exceedances of the 2008 and 2015 ozone NAAQS in New York. On October 29, 2019, the state of New York filed a petition in the D.C. Circuit for judicial review of the EPA's denial of the petition. Specific impacts to TVA as a result of the filing of the petition for judicial review cannot be determined at this time.

Affordable Clean Energy Rule. On June 19, 2019, the EPA finalized the final Affordable Clean Energy ("ACE") rule and repealed the EPA's previous regulation addressing greenhouse gas ("GHG") emissions from existing fossil fuel-fired units. The ACE rule establishes guidelines for GHG emissions from existing coal-fired units based on efficiency improvements that can be achieved at those units at reasonable cost. States are required to apply the emission guidelines to coal-fired units within their respective jurisdictions and take into account the remaining useful lives of those units. The impact of the ACE rule on TVA's coal-fired units cannot be determined until Tennessee and Kentucky submit to the EPA their SIPs implementing guidelines in the ACE rule and the EPA approves these SIPs. The ACE rule allows states three years to submit their SIPs and allows the EPA 18 months for approval.

New Source Performance Standards. On December 6, 2018, the EPA proposed revisions to the GHG emission standards for new, modified, and reconstructed electric utility generating units that were finalized by the EPA in October 2015. For coal-fired units, the EPA proposes to revise the current new source standards such that carbon capture and sequestration technology is no longer necessary to meet the standards of performance that reflect the best system of emission reduction. The resulting limits are less stringent than limits under the current rule and can be met by modern coal-fired units (e.g., supercritical steam generators) in combination with best operating practices, but without carbon capture and sequestration. The EPA is not proposing to revise the new source performance standard for GHG emission from gas-fired units. If finalized as proposed, the revisions are not expected to significantly impact TVA since TVA does not currently plan to construct, modify, or reconstruct any coal-fired units.

Maryland Petition to Address Impacts from Upwind Electric Generating Units. In September 2017, the State of Maryland filed a lawsuit against the EPA for failing to act within 60 days on Maryland's petition under Section 126 of the CAA to address ozone impacts on Maryland from the NOx emissions of 36 electric generating units, including TVA's Paradise coal-fired Unit 3. Paradise coal-fired Unit 3 is equipped with a SCR that TVA continuously operates to the greatest extent technically practicable in order to minimize NOx emissions. The EPA has denied the petition because existing regulations already address emissions from the generating units at issue. On October 15, 2018, the State of Maryland filed a petition for judicial review with the D.C. Circuit asking the court to review the EPA's decision.

Climate Change

Executive Actions. In March 2017, President Trump issued Executive Order ("EO") 13783, "Promoting Energy Independence and Economic Growth."  The EO reversed or altered many actions taken by the federal government in the last four years of the Obama Administration to address climate change and mandates that federal agencies review existing regulations and actions that potentially burden energy development and use.  Several EOs, policy statements, and reports that established climate change objectives were rescinded or revoked.  EO 13783 did not mandate that the EPA reconsider its finding under the CAA that GHG emissions cause climate change and therefore endanger public health and the environment.

While EO 13783 requires review of all agency actions that potentially burden the safe, efficient development of domestic energy resources, the final specific requirements and impacts from implementation of this EO are not possible to predict at this time. It is likely that there will be some delay in the development of future GHG reduction requirements.

In May 2018, EO 13834, "Efficient Federal Operations," was signed. EO 13834 emphasizes meeting statutory requirements and gives agencies greater flexibility and discretion to decide how best to improve operations in order to "optimize energy and environmental performance, reduce waste, and cut costs." It also calls on the White House Council of Environmental Quality to streamline pre-existing environmental orders by "refocusing agencies on cost-effectively meeting mandates and goals" established by law. The order seeks to consolidate requirements related to energy and water efficiency, high performance buildings, renewable energy consumption, and federal vehicle fleet management. TVA consistently seeks to improve its operations in order to optimize energy and environmental performance and does not anticipate significant changes in its planning or operations as a result of the new EO.

International Accords. In September 2016, the U.S. formally accepted the Paris Agreement. The agreement met the threshold of at least 55 countries that account for at least 55 percent of global GHG emissions and formally entered into force in November 2016. The durability of the Paris Agreement commitments is uncertain after President Trump's announcement in

June 2017 that the U.S. would withdraw from the agreement. On November 4, 2019, the United States formally notified the United Nations that it would withdraw from the agreement. Under the terms of the agreement, the effective date for the withdrawal will be November 4, 2020. Specific impacts to TVA cannot be determined at this time.
In response to President Trump's Paris withdrawal announcement, 25 states have formed the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing GHG emissions consistent with the goals of the Paris Agreement. North Carolina and Virginia are the only states in the TVA region that are U.S. Climate Alliance members. Among other commitments, each state commits to implement policies that advance the goals of the Paris Agreement, aiming to reduce GHG emissions by at least 26-28 percent below CY 2005 levels by CY 2025 and to accelerate new and existing policies to reduce carbon pollution and promote clean energy deployment at the state and federal level. In June 2017, America's Pledge was announced as a collaborative opportunity for these states to work with U.S. cities and businesses representing more than half of the U.S. economy. In September 2018, America's Pledge released its economy-wide policy analysis with recommendations of how states, cities, businesses, and other stakeholders can influence U.S. decarbonization. It is premature to determine potential impacts to TVA.

Litigation. In addition to legislative activity, climate change issues have been the subject of a number of lawsuits, including lawsuits against TVA. See Note 22 for additional information.

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

Actions Taken by TVA to Reduce GHG Emissions. TVA has reduced GHG emissions from both its generation stations and its operations.  As discussed earlier in this Item 1, Business, recent TVA Board actions have focused on TVA's plan to balance its coal-fired generation by increasing its nuclear capacity, modernizing its hydroelectric generation system, increasing natural gas-fired generation, installing emission control equipment on certain of its coal-fired units, increasing its purchases of renewable energy, building solar facilities, and investing in energy efficiency initiatives to reduce energy use in the Tennessee Valley.  Additionally, TVA has invested to reduce energy use in its operations.  The combination of more stringent environmental regulations, lower natural gas prices, and lower demand for energy across the Tennessee Valley has reduced the utilization of coal-fired generation.  These factors have resulted in lower CO2 emissions from the TVA system.

Renewable/Clean Energy Standards

Twenty-nine states and the District of Columbia have established enforceable or mandatory requirements for electric utilities to generate a certain amount of electricity from renewable sources.  One state within the TVA service area, North Carolina, has a mandatory renewable standard that, while not applying directly to TVA, does apply to TVA's LPCs serving retail customers in that state.  TVA's policy is to provide compliance assistance to any distributor of TVA power, and TVA is providing assistance to the covered LPCs that sell TVA power in North Carolina.  Likewise, the Mississippi Public Service Commission adopted an energy efficiency rule applying to electric and natural gas providers in the state, and TVA is supplying information on participation in TVA's energy efficiency programs to support the covered Mississippi LPCs.

Water Quality Control Developments

Cooling Water Intake Structures. In May 2014, the EPA released a final rule under Section 316(b) of the Clean Water Act relating to cooling water intake structures ("CWIS") for existing power generating facilities. The rule requires changes in CWIS used to cool the vast majority of coal, gas, and nuclear steam-electric generating plants and a wide range of manufacturing and industrial facilities in the U.S.  The final rule requires CWIS to reflect the best technology available for minimizing adverse environmental impacts, primarily by reducing the amount of fish and shellfish that are impinged or entrained at a cooling water intake structure. These new requirements will potentially affect a number of TVA's fossil- and nuclear-fueled facilities and will likely require capital upgrades to ensure compliance. Most TVA facilities are projected to require retrofit of CWIS with "fish-friendly" screens and fish return systems to achieve compliance with the new rule. The rule is being implemented through permits issued under the National Pollutant Discharge Elimination System ("NPDES") in Section 402 of the Clean Water Act. State agencies administer the NPDES permit program in most states including those in which TVA's facilities are located.  In addition, the responsible state agencies must provide all permit applications to the U.S. Fish & Wildlife Service for a 60-day review prior to public notice and an opportunity to comment during the public notice. As a result, the permit may include requirements for additional studies of threatened and endangered species arising from U.S. Fish & Wildlife Service comments and may require additional measures be taken to protect threatened and endangered species and critical habitats directly or indirectly related to the plant cooling water intake. TVA's review of the final rule indicates that the rule offers adequate flexibility for cost-effective compliance.  The required compliance timeframe is linked to plant specific NPDES permit renewal cycles (i.e., technology retrofits), and compliance is expected to be required in the CYs 2022-2024 timeframe.

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

Steam-Electric Effluent Guidelines. In 2015, the EPA revised existing steam-electric effluent limitation guidelines ("ELGs"), which regulate water discharge pollutants and require the application of certain pollutant control technologies. The 2015 ELGs establish more stringent performance standards for existing and new sources and will require major upgrades to wastewater treatment options at all coal-fired plants. Compliance with new requirements was originally required in the CYs 2018-2023 timeframe, but the EPA delayed the compliance for flue gas desulfurization ("FGD") wastewater and bottom ash transport water until CYs 2020-2023 to allow the EPA time to review and potentially revise the ELGs with regard to these waste streams.

In August 2017, the EPA Administrator announced his decision to conduct a rulemaking to potentially revise the new, more stringent effluent limitations that apply to bottom ash transport water and FGD wastewater in the CY 2015 ELG rule. In April 2019, the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") remanded portions of the 2015 ELG because it determined that some of the standards did not comply with statutory requirements. The EPA proposed revised ELGs for bottom ash transport water and FGD wastewater on November 4, 2019, but did address the portions of the ELG that were remanded by the Fifth Circuit.

The primary impact for TVA is on the operation of existing coal-fired generation facilities. The proposed revised ELGs could impact long-term investment decisions being made relative to the long-term compliance and operability of these plants.  The proposed revisions may require TVA to install additional wastewater treatment systems for FGD wastewater and bottom ash transport water and TVA could incur substantial costs to comply with the new rule.  The proposed revision also includes a subcategory for which the  Cumberland Fossil Plant (“Cumberland”) would qualify that provides TVA greater flexibility in meeting the ELGs. However, given that these are proposed rules, it is unclear what the final impact to TVA will be.  The proposed revisions may require TVA to install additional wastewater treatment systems for FGD wastewater and bottom ash transport water and TVA could incur substantial costs to comply with the new rule.

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

TVA Sites. TVA operations at some of its facilities have resulted in contamination that TVA is addressing including at TVA's Environmental Research Center at Muscle Shoals, Alabama. At September 30, 2019, TVA's estimated liability for cleanup and similar environmental work for those sites for which sufficient information was available to develop a cost estimate is approximately $15 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheet. In addition, the ERC has an active groundwater monitoring program as part of a Resource Conservation and Recovery Act ("RCRA") Corrective Action Permit.

Non-TVA Sites. TVA is aware of alleged hazardous-substance releases at certain non-TVA areas for which it may have some liability. See Note 22 — Commitments and Contingencies — Environmental Matters.

Coal Combustion Residuals. The EPA published its final rule governing CCR in April 2015. The rule regulates CCR as nonhazardous waste under Subtitle D of the RCRA. While states may adopt the rule's requirements into their regulatory programs, the rule does not require states to adopt the requirements. The initial version of the rule provided for self-implementation by utilities and allows enforcement through citizen suits in federal court. The Water Infrastructure Improvements for the Nation Act ("WIIN Act") subsequently allowed state or federal-based permitting to implement the CCR rule as an alternative to self-implementation and citizen suits. The rule, which became effective in October 2015, has later effective dates for certain provisions. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residual Facilities for a discussion of the impact on TVA's operations, including the cost and timing estimates of related projects.

  In July 2018, the EPA issued a final rule which provided additional flexibility and an extension of certain deadlines. On March 13, 2019, the D.C. Circuit granted the EPA's request to remand this final rule to allow the EPA to reconsider the amendments to the CCR Rule. The remand also allows the EPA additional time to complete a new rulemaking to establish revised timelines for unlined impoundments to initiate closure and to reexamine the October 2020 deadline for closing some unlined impoundments. On August 14, 2019, the EPA issued a proposed rule to amend portions of the CCR Rule regarding beneficial use, temporary piles, and public access to information. As a result of these developments, it is not possible to predict potential impacts on TVA.

On November 4, 2019, the EPA announced a proposed rule that will revise portions of the CCR Rule requiring closure of unlined surface impoundments. This proposal, if finalized, will require all unlined CCR surface impoundments to stop receiving CCR and non-CCR wastestreams and to initiate closure by no later than August 31, 2020. The proposed rule would allow a utility to demonstrate the need for a short-term extension to continue to use the unlined CCR surface impoundment until November 30, 2020 if the alternative disposal capacity (i.e., new landfills or non-CCR water management systems) is not complete. Additionally, the proposed rule provides a process for a utility to seek site-specific approval from the EPA to continue to use the unlined CCR surface impoundment until no later than October 15, 2023. TVA does not currently anticipate the proposed rule will have a significant impact because TVA is already planning to close its unlined CCR surface impoundments.

In August 2015, the Tennessee Department of Environment and Conservation ("TDEC") issued an order that (1) allowed TDEC to oversee TVA's implementation of the EPA's CCR rule and (2) required TVA to assess CCR contamination risks at seven of TVA's eight coal-fired plants in Tennessee and to remediate any unacceptable risks.  The TDEC order does not allege that TVA is violating any CCR regulatory requirements nor does it assess TVA penalties.  The TDEC order sets out an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks.

TVA has been involved in two lawsuits concerning CCR facilities at Gallatin. These lawsuits have been resolved. See Note 22 — Commitments and Contingencies — Legal Proceedings — Lawsuit Brought by TDEC Involving Gallatin Fossil Plant CCR Facilities and Lawsuit Brought by TSRA and TCWN Involving Gallatin Fossil Plant CCR Facilities for additional information.

Groundwater Contamination. Environmental groups and state regulatory agencies are increasing their attention on alleged groundwater contamination associated with CCR management activities. As a result, TVA may have to change how it manages CCR at some of its plants, potentially resulting in higher costs. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residual Facilities, Note 10 — Asset Retirement Obligations, and Note 22 — Commitments and Contingencies — Legal Proceedings — Lawsuit Brought by TDEC Involving Gallatin Fossil Plant CCR Facilities and Lawsuit Brought by TSRA and TCWN Involving Gallatin Fossil Plant CCR Facilities.
Environmental Investments

From 1970 to 2019, TVA spent approximately $6.8 billion on controls to reduce emissions from its coal-fired power plants. In addition, TVA has reduced emissions by idling or retiring coal-fired units and relying more on cleaner energy resources including natural gas and nuclear generation.

TVA currently anticipates spending significant amounts on environmental projects through 2024, including investments in new clean energy generation including renewables to reduce TVA's overall environmental footprint.  TVA environmental project expenditures also result from coal-fired plant decommissioning and from effective ash management modernization. Based on TVA's decisions regarding certain coal-fired units, the amount and timing of expenditures could change.  See Power Supply and Load Management Resources — Coal-Fired above and Estimated Required Environmental Expenditures below.

SO2 Emissions and NOx Emissions. To reduce SO2 emissions, TVA operates scrubbers on 19 of its coal-fired units and switched to lower-sulfur coal at 13 coal-fired units. To reduce NOx emissions, TVA operates SCRs on 19 coal-fired units, operates low-NOx burners or low-NOx combustion systems on 19 units, operates over-fire air on one cyclone unit, optimized combustion on six units, and operates NOx control equipment year round when units are operating (except during start-up, shutdown, and maintenance periods). TVA has also retired 33 of 59 coal-fired units. Except for seven units at Shawnee, the remaining coal-fired units have scrubbers and SCRs. See Power Supply and Load Management Resources — Coal-Fired above.

Particulate Emissions. To reduce particulate emissions of air pollutants, TVA has equipped all of its coal-fired units with scrubbers, mechanical collectors, electrostatic precipitators, and/or bag houses.

Greenhouse Gas Emissions. There could be additional material costs if further reductions of GHGs, including CO2, are mandated by legislative, regulatory, or judicial actions and if more stringent emission reduction requirements for conventional pollutants are established. These costs cannot reasonably be predicted at this time because of the uncertainty of these actions. The EPA may issue regulations establishing more stringent air, water, and waste requirements, and these requirements could result in significant changes in the structure of the U.S. power industry, especially in the eastern half of the country.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on projects related to environmental laws and regulations.

Estimated Potential Environmental Expenditures(1)(2) At September 30, 2019 (in millions)
	2020	2021	Thereafter(3)(4)	Total
Coal combustion residual conversion program(5)	$289	$290	$602	$1,181
Clean air control projects(6)	24	37	81	142
Clean Water Act requirements(7)	84	74	120	278

Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $254 million, $207 million, and $256 million for the remainder of 2020, 2021, and thereafter, respectively, in capital expenditures.
(3) See Note 22 — Commitments and Contingencies.
(4) These estimates include expenditures expected to be incurred during 2022, 2023, and 2024.
(5)  Includes costs associated with pond closures, conversion of wet to dry handling, and landfill activities. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residual Facilities and Note 12 — Asset Retirement Obligations.
(6)  Includes air quality projects that TVA is currently performing to comply with existing air quality regulations, but does not include any projects that may be required to comply with potential GHG regulations or transmission upgrades.
(7)  Includes projects that TVA is currently planning to comply with revised rules under the Clean Water Act regarding CWIS and ELGs for steam electric power plants.

Employees

On September 30, 2019, TVA had 10,009 employees, of whom 3,415 were trades and labor employees.  Neither the federal labor relations laws covering most private sector employers nor those covering most federal agencies apply to TVA.  However, the TVA Board has a long-standing policy of acknowledging and working with recognized representatives of its employees, and that policy is reflected in long-term agreements to recognize the unions (or their successors) that represent TVA employees.  Federal law prohibits TVA employees from engaging in strikes against TVA.

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

New environmental laws, regulations, or orders may become applicable to TVA or the facilities it operates, and existing environmental laws or regulations may be revised or reinterpreted in a way that adversely affects TVA, including substantially increasing TVA's cost of operations or requiring significant capital expenditures.  Possible areas of future laws or regulations include, but are not limited to, GHGs, CCR, ELGs, water quality, renewable energy portfolio standards, and natural gas production and transmission.

TVA's ability to control or allocate funds could be restricted.

Other federal entities may attempt to restrict TVA's ability to access or control its funds that are on deposit in TVA's account in the U.S. Treasury. For example, should the U.S. Treasury approach its debt ceiling, the U.S. Treasury might, as part of an effort to control cash disbursements, attempt to require TVA to receive approval before disbursement of funds from TVA's U.S. Treasury account. Additionally, the OMB might, in the event that automatic spending cuts go into effect, attempt to require TVA to reduce its budget by a specified percentage (although the legal applicability of such a situation to TVA would depend upon the wording of the legislation making the automatic spending cuts). Such attempts to restrict TVA's ability to control or allocate funds in those specific types of situations could adversely affect its cash flows, results of operations, and financial condition, its relationships with creditors, vendors, and counterparties, the way it conducts its business, and its reputation.

TVA may lose its protected service territory.

TVA's service area is defined primarily by provisions of law and long-term contracts. The fence limits the region in which TVA or LPCs which distribute TVA power may provide power. The anti-cherrypicking provision limits the ability of others to use the TVA transmission system for the purpose of serving customers within TVA's service area. State service territory laws limit unregulated third parties' ability to sell electricity to consumers. All current wholesale power contracts between TVA and LPCs are all requirements contracts. However, other utilities may use their own transmission lines to serve customers within TVA's service area, and third parties are able to avoid the restrictions on serving end-use customers by selling or leasing generating assets to a customer rather than selling electricity.

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

Under the TVA Act, the TVA Board has the sole authority to set the rates that TVA charges for electricity, and these rates are not subject to further review.  If the TVA Board loses this authority or if the rates or the ratemaking process become subject to external review, there could be material adverse effects on TVA including, but not limited to, being unable to set rates at a level sufficient to generate adequate revenues to service TVA's financial obligations, properly operate and maintain its assets, and provide for reinvestment in its power program and becoming subject to additional regulatory oversight that could impede its ability to adapt its business to changing circumstances.

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

TVA is involved in various legal and administrative proceedings, and is likely to become involved in additional proceedings in the future in the ordinary course of business, or as a result of, among other things, catastrophic events or environmental conditions at TVA property or areas where TVA has disposed of materials or property. The additional proceedings could involve, among other things, challenges to TVA's CCR facilities and nuisance suits involving TVA's coal-fired plants. Although TVA cannot predict the outcome of the individual matters in which TVA is involved or will become involved, the resolution of these matters could require TVA to make expenditures in excess of established reserves and in amounts that could have a material adverse effect on TVA's cash flows, results of operations, and financial condition.  Similarly, resolution of any such proceedings may require TVA to change its business practices or procedures, change how it operates its coal-fired units, reduce emissions to a greater extent than TVA had planned, close existing CCR facilities sooner than planned, build new CCR facilities sooner than planned, build new CCR facilities that were not planned, or even cease operation of some coal-fired units. These events could also have a material adverse effect on TVA's cash flows, results of operations, and financial condition.

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

TVA is subject to federal reliability standards that are set forth by NERC and approved by FERC. TVA recognizes that reliability standards and expectations continue to become more complex and stringent for transmission systems. Currently there are approximately 90 mandatory standards subject to enforcement containing approximately 1,300 requirements and sub-requirements that must be met. Complying with these or additional requirements set forth by NERC may require significant capital expenditures and may negatively affect TVA's cash flows, results of operations, and financial condition.

TVA could be divested by the federal government or be required to sell some or all of its assets.

From time to time, presidential administrations have suggested that the federal government should either divest TVA or require TVA to sell some or all of its assets, including its transmission system. Either event could trigger change of control provisions in certain material contracts or covenants in TVA's bond documents that concern the sale or disposal of a substantial portion of TVA's power properties. TVA may, among other things, be required to pay off debt more quickly than anticipated and be unable to access credit facilities. Additionally, the loss of the transmission system could interfere with TVA's operations and require TVA to contract for the transmission of electricity to TVA customers. These factors could negatively affect TVA's operations, change the way it conducts such operations, and increase costs.

OPERATIONAL RISKS

TVA may incur delays and additional costs in its major projects or may be unable to obtain necessary regulatory approval.

Among other projects, TVA is improving the reliability and resiliency of its transmission system, undertaking repairs at certain hydroelectric facilities and dams, and closing some coal-fired plants and their supporting infrastructure.  These activities involve risks of overruns in the cost of labor and materials as well as risks of schedule delays, which may result from, among other things, changes in laws or regulations, lack of productivity, human error, and the failure to schedule activities properly.  In addition, if TVA does not or cannot obtain the necessary regulatory approvals or licenses, is otherwise unable to complete the development or construction of a facility, decides to cancel construction of a facility, incurs delays or cost overruns in connection with constructing a facility, or is required to change how it will conduct construction, repair, or closure activities, TVA's cash flows, financial condition, and results of operations could be negatively affected.  Further, if projects are not completed according to specifications, TVA may suffer, among other things, delays in receiving licenses, reduced plant efficiency, reduced transmission system integrity and reliability, and higher operating costs.

TVA may not be able to operate one or more of its nuclear power units.

Should issues develop with TVA's nuclear power units that TVA is unable to correct, TVA might voluntarily shut down one or more units or be ordered to do so by the NRC. Returning the unit(s) into operation could be a lengthy and expensive process, or might not be possible depending on circumstances.  In either case, TVA's cash flows, results of operations, financial condition, and reputation may be negatively affected.

Operating nuclear units subjects TVA to nuclear risks and may result in significant costs that adversely affect its cash flows, results of operations, and financial condition.

TVA has seven operating nuclear units.  Risks associated with these units include the following:

Nuclear Risks.  A nuclear incident at one of TVA's facilities could have significant consequences including loss of life, damage to the environment, damage to or loss of the facility, and damage to non-TVA property.  Although TVA carries certain types of nuclear insurance, the amount that TVA is required to pay in connection with a nuclear incident could significantly exceed the amount of coverage provided by insurance. The licensee of each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of approximately $138 million per reactor, per incident. With TVA's seven reactors, the maximum total contingent obligation per incident is $963 million.  This retrospective premium is payable at a maximum rate currently set at approximately $20 million per year, per incident, per reactor. Any such nuclear incident could also negatively affect TVA by, among other things, obligating TVA to pay retrospective insurance premiums, reducing the availability and affordability of insurance, increasing the costs of operating nuclear units, or leading to increased regulation or restriction on the construction, operation, and decommissioning of nuclear facilities.  Moreover, federal legislation could impose revenue-raising measures on the nuclear industry to pay claims exceeding the limit for a single incident under the Price-Anderson Act. Further, the availability or price of insurance may be impacted by TVA's acts or omissions, such as a failure to properly maintain a facility, or events outside of TVA's control, such as an equipment manufacturer's inability to meet a guideline, specification, or requirement.

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

Increased Regulation.  The NRC has broad authority to adopt requirements related to the licensing, operating, and decommissioning of nuclear generation facilities that can result in significant restrictions or requirements on TVA.  For example, supplementary NRC rulemaking has been developed to mitigate beyond-design basis flooding and seismic events. To comply with existing, new, or modified regulations, TVA may be required to make substantial capital expenditures at its nuclear plants or make substantial contributions to the NDT.  In addition, if TVA fails to comply with requirements promulgated by the NRC, the NRC has the authority to impose fines, shut down units, or modify, suspend, or revoke TVA's operating licenses.

Waste Disposal. TVA's nuclear operations produce various types of nuclear waste materials, including spent fuel. TVA has been storing the spent fuel in accordance with NRC regulations in anticipation that a final storage site for all such waste will be developed and put in operation by the U.S. government. If no such site is forthcoming or if no alternative disposal or reuse plan is developed, then TVA might be required to arrange for the safe and permanent disposal of the spent fuel itself. Such a requirement would cause TVA to incur substantial expense, including substantial capital expenditures, and could cause TVA to change how it operates its nuclear plants.

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

TVA's management and operation of CCR facilities exposes it to additional costs and risks.

TVA operates coal-fired units which produce CCR as byproducts of the power production process. The CCR is contained within dedicated facilities operated by TVA. TVA has closed some of these facilities in compliance with state and federal laws and is in the process of closing others. Some facilities are intended to remain open during the life of the associated generation unit. Many of these facilities were constructed prior to the requirement that such facilities be built with liners and thus do not contain such liners. TVA has been ordered by TDEC to undertake investigations at all CCR facilities in Tennessee. TVA has also been involved in litigation related to certain CCR facilities and to resolve one such lawsuit, TVA agreed to remove or reuse some CCR material at Gallatin. TVA could be subject to similar litigation or orders in the future and could be required to restrict or stop the use of some or all CCR facilities or relocate CCR material to lined facilities. Further, TVA has decided to move all CCR material at Allen rather than closing them in place as originally planned. TVA may change its closure plans at other facilities depending on the particular facts of each situation and the completion of any required environmental investigations or studies.

TVA's facilities and operations may be damaged or interfered with by physical attacks, threats, or other interference.

TVA has an extensive generation and transmission system and supporting infrastructure that includes, among other things, TVA's generation facilities and transmission infrastructure such as substations, towers, and control centers. Some of TVA's hydroelectric facilities include navigation locks which are necessary for commerce along the Tennessee River system. TVA also operates flood control dams and supporting infrastructure. Because of TVA's status as a governmental corporation and TVA's role as predominately the sole power provider for its service territory, TVA may be targeted by individuals, groups, or nation states for physical attacks or threats of such attacks. Although TVA's operations are protected by automated monitoring systems, TVA Police and Emergency Management, TVA employees, local law enforcement, or a combination thereof, it may not be possible to effectively deter or prevent attacks. Such attacks could pose health and safety risks, significantly disable or destroy TVA assets, interfere with TVA's operations, result in additional regulatory or security requirements, and negatively affect TVA's cash flows, results of operations, and financial condition.

TVA's facilities and information infrastructure may not operate as planned due to cyber threats to TVA's assets and operations.

TVA's operations are heavily computerized and include assets such as information technology and networking systems. As with all industries, the reliance on computerization and networking makes TVA a target for cyber attacks, and the risk of such attacks may increase as individual devices and equipment become accessible via the internet. TVA has been targeted by cyber attacks in the past and anticipates that it will be targeted in the future. These attacks may have been carried out, or in the future could be carried out, by individuals, groups, or nation states. Although TVA has extensive cyber safeguards and works with industry specialists and relevant governmental authorities to deter, stop, or mitigate cyber attacks, it is possible that these measures might not prevent all attacks. In such a case, a cyber attack could compromise sensitive data, significantly disrupt operations, require additional expenditures for cybersecurity, negatively affect TVA's cash flows, results of operations, financial condition, and reputation, and pose health and safety risks. Additionally, the theft, damage, or improper disclosure of sensitive data may subject TVA to penalties and claims from third parties.

Cyber attacks on third parties could interfere with or harm TVA.

TVA relies on third parties for various services, including transferring funds to non-TVA entities in the ordinary course of business. As with TVA, these third parties are heavily computerized and use assets such as information technology and networking systems. If these third parties undergo cyber attacks, the services they provide TVA could be disrupted. This disruption could interfere with TVA's abilities to perform its obligations to others or transfer funds or make payments, which in turn could negatively affect TVA's financial condition and reputation. Additionally, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject TVA to further harm.

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

•May have to operate less economical sources of power;

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

TVA's safety programs may not prevent accidents that could, among other things, impact TVA's operations or financial condition.

TVA's safety program, no matter how well designed and operated, may not completely prevent accidents. In addition to the potential human cost of accidents, which could include injury to employees or members of the public, significant accidents could impact TVA's ability to carry out operations, cause it to shut down facilities, subject it to additional regulatory scrutiny, expose it to litigation, damage its reputation, interfere with its ability to attract or retain a skilled workforce, or harm its financial condition.

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

TVA's supplies of fuel, purchased power, or other critical items may be disrupted or obtained at a higher cost than planned.

TVA purchases coal, uranium, natural gas, fuel oil, and electricity from a number of suppliers.  Additionally, TVA contracts for conversion of uranium into nuclear fuel and purchases other items, such as anhydrous ammonia, liquid oxygen, or replacement parts that are critical to the operation of certain generation assets. TVA also purchases power from other power producers when the purchase of such power is appropriate due to economic opportunities or operational concerns. Disruption or price volatility in the acquisition or delivery of fuel, purchased power, contracted services, or other critical supplies may result from a variety of physical and commercial events, political developments, international trade restrictions or tariffs, legal actions, or environmental regulations affecting TVA's suppliers as well as from transportation or transmission constraints.  If one of TVA's suppliers fails to perform under the terms of its contract with TVA, TVA might have to purchase replacement fuel, power, or other critical supplies, perhaps at a significantly higher price than TVA is entitled to pay under the contract.  In some circumstances, TVA may not be able to recover this difference from the supplier.  In addition, any disruption of TVA's supplies could require TVA to operate higher cost generation assets, thereby negatively affecting TVA's cash flows, results of operations, and financial condition.   Moreover, if TVA is unable to acquire enough replacement fuel, power, or supplies, or does not have sufficient reserves to offset the loss, TVA may not be able to operate certain assets or provide enough power to meet demand, resulting in power curtailments, brownouts, or even blackouts.

Events that affect the supply or quality of water in the Tennessee River system and Cumberland River system or elsewhere may interfere with TVA's ability to generate power.

An inadequate supply of water in the Tennessee River system and Cumberland River system could negatively impact TVA's cash flows, results of operations, and financial condition by reducing generation not only at TVA's hydroelectric plants but also at its coal-fired and nuclear plants, which depend on water from the river systems near which they are located for cooling and for use in boilers where water is converted into steam to drive turbines.  Certain of TVA's gas-fired facilities not located near a river require alternative sources of water, such as from wells or local utility companies. Further, the water must be of a particular quality for use in TVA's equipment. If the available water is not of sufficient quality for TVA's use, then TVA must either treat the water or obtain alternate sources. An inadequate supply of quality water could result, among other things, from periods of low rainfall or drought, the withdrawal of water from the river systems by governmental entities or others, incidents affecting bodies of water not managed by TVA, or supply issues which affect water providers.  While TVA manages the Tennessee River and a large portion of its tributary system to provide much of the water necessary for the operation of its power plants, the USACE operates and manages other bodies of water upon which some of TVA's facilities rely.  Events at these bodies of water or their associated hydroelectric facilities may interfere with the flow of water and may result in TVA's having insufficient water quality to meet the needs of its plants.  If TVA has insufficient water supply of the quality necessary to meet the needs of its plants, TVA may be required to treat the water, reduce generation at its affected facilities to levels compatible with the available supply of water, or take additional steps that change how TVA conducts its operations or cause TVA to incur additional expense.

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

FINANCIAL, ECONOMIC, AND MARKET RISKS

TVA's cost management efforts may not be successful.

TVA is continuing to improve operating efficiencies to offset any potential future reductions in power demand and maintain its rates, reputation, cash flows, results of operations, and financial condition.  The failure to achieve or maintain cost reductions could adversely affect TVA's rates, reputation, cash flows, results of operations, and financial condition.

TVA may have to make significant contributions in the future to fund its qualified pension plan.

At September 30, 2019, TVA's qualified pension plan had assets of approximately $8.0 billion compared to liabilities of approximately $13.3 billion.  The plan is mature with approximately 24,000 retirees and beneficiaries receiving benefits of over $700 million per year. The costs of providing benefits depend upon a number of factors, including, but not limited to, provisions of the plan; changing experience and assumptions related to terminations, retirements, and mortality; rates of increase in compensation levels; rates of return on plan assets; discount rates used in determining future benefit obligations and required funding levels; optional forms of benefit payments selected; future government regulation; and levels of contributions made to the plan.

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

The TVA Act provides that TVA can issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.   At September 30, 2019, TVA had $21.4 billion of Bonds outstanding (not including non-cash items of foreign currency exchange gain of $191 million, unamortized debt issue costs of $50 million, and net discount on sale of Bonds of $81 million).

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

Although TVA Bonds are not obligations of the U.S., TVA, as a corporate agency and instrumentality of the U.S., may be impacted if the sovereign credit ratings of the U.S. are downgraded. Such a downgrade of the U.S.'s sovereign credit ratings could, among other things, result in a downgrade of TVA's credit rating. Additionally, the economy could be negatively impacted resulting in reduced demand for electricity, an increase in borrowing costs, and an increase in the cost of fuels, supplies, and other materials required for TVA's operations. Additionally, the criteria used by the credit rating agencies to assign ratings could be changed at any time, which could result in changes to TVA's ratings.

TVA, together with owners of TVA securities, may be impacted by downgrades of TVA's credit ratings.

Downgrades of TVA's credit ratings may have material adverse effects on TVA's cash flows, results of operations, and financial condition as well as on investors in TVA securities.  Among other things, a downgrade could increase TVA's interest expense by increasing the interest rates that TVA pays on new securities that it issues.  Such an increase may reduce the amount of cash available for other purposes, which may result in the need to increase borrowings, to reduce other expenses or capital investments, or to increase power rates. A downgrade may also result in TVA's having to post collateral under certain physical and financial contracts that contain ratings triggers. A downgrade below a contractual threshold may prevent TVA from borrowing under four credit facilities totaling $2.7 billion or posting letters of credit as collateral under these facilities. At September 30, 2019, there were $1.3 billion of letters of credit outstanding under these facilities. If TVA were no longer able to post letters of credit as collateral, TVA would likely have to post cash as collateral, which would negatively affect TVA's liquidity. Further, a downgrade may lower the price of TVA securities in the secondary market, thereby negatively impacting investors who sell TVA securities after the downgrade and diminishing the attractiveness and marketability of TVA securities. The criteria used by credit rating agencies to assign ratings could also be changed at any time, which could result in changes to TVA's ratings.

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

Some of the factors that could reduce or change the demand for electricity include, but are not limited to, the following:

Economic downturns.  Renewed economic downturns in TVA's service area or other parts of the U.S. could reduce overall demand for power and thus reduce TVA's power sales and cash flows, especially if TVA's industrial customers, which constitute a material portion of TVA's demand, reduce their operations and thus their consumption of power.

Loss of customers. TVA could lose customers, particularly LPCs, if customers choose another utility to meet some or all of their power needs where available, pursue self-generation to meet some or all of their power needs, or move their operations outside of TVA's service territory. At September 30, 2019, TVA had wholesale power contracts with 154 LPCs. A significant portion of TVA's total operating revenues are concentrated in a small number of these LPCs. The loss of customers could have a material adverse effect on TVA's cash flows, results of operations, or financial condition, and could result in higher rates, especially because of the difficulty in replacing customers on account of the fence. A significant loss of customers could also impact investor confidence, resulting in TVA paying higher rates on its securities.

Change in demand for electricity generated from renewable sources.  TVA has been adapting its generation mix to account for the growing preference for electricity generated by renewable sources, such as solar or wind. If demand by customers for power that is largely or exclusively generated from renewable sources exceeds TVA's ability to produce such power, TVA might have to change how it operates and may incur additional expense in meeting this demand.
Increased utilization of DER. As the amount of DER grows on the TVA system, the need for TVA's traditional generation resources may be reduced, and the ability of the system to reliably and economically operate in conjunction with these DER may become more challenging.  If TVA is unable to compensate for the resulting decrease in demand for TVA electricity, TVA's cash flows, results of operations, and financial condition could be negatively impacted, resulting in higher rates and changes to TVA's operations.
Increased energy efficiency and conservation.  Increasingly efficient use of energy as well as conservation efforts have reduced the demand for power. Further reductions, if TVA is unable to compensate for them, could negatively affect TVA's cash flows, results of operations, and financial condition and could result in higher rates and changes to TVA's operations, especially if the reductions occur during an economic downturn or a period of slow economic growth.

Changes in technology could require TVA to change how it conducts its operations, affect relationships with customers, or impact its financial condition.

TVA's primary business is to sell power it produces, for the most part, from large facilities such as nuclear power plants, hydroelectric facilities, natural gas-fired facilities, and coal-fired units. TVA sells power to LPCs and directly served customers. Research and development activities are ongoing to improve existing and alternative technologies to produce or store electricity, including large-scale energy storage, gas or wind turbines, fuel cells, microturbines, solar cells, and distributed energy or storage resources.  It is possible that advances in these or other alternative technologies could reduce the costs of such production methods to a level that will enable these technologies to compete effectively with traditional power plants such as TVA's.  These technologies could be more appealing to customers and could lead them to bring pressure on TVA to modify the power contracts to allow customers to generate some of their own power requirements or purchase power from other suppliers. Other customers might also cease purchasing power from TVA altogether. To the extent that sales to such customers are reduced or eliminated, TVA's cash flows, results of operations, and financial condition could be negatively affected. TVA could also be required to modify how it operates its traditional plants or further modify its generation mix to reduce reliance on these facilities.

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

Investment Price Risk.  TVA is exposed to investment price risk in its NDT, Asset Retirement Trust ("ART"), Supplemental Executive Retirement Plan ("SERP"), Deferred Compensation Plan ("DCP"), and pension plan.  If the value of the investments held in the NDT or the pension fund either decreases or fails to increase in accordance with assumed rates of return, TVA may be required to make substantial contributions to these funds. In addition, although TVA is not required to make contributions to the ART, it may choose to do so, particularly if TVA's estimates of its non-nuclear asset retirement obligation liabilities increase. TVA may also choose to make contributions to the SERP and DCP from time to time.

Interest Rate Risk.  Changes in interest rates may increase the amount of interest that TVA pays on new Bonds that it issues, decrease the return that TVA receives on short-term investments, decrease the value of the investments in the NDT, ART, pension fund, SERP, and DCP, increase the amount of collateral that TVA is required to post in connection with certain of its derivative transactions, and increase the losses on the mark-to-market valuation of certain derivative transactions into which TVA has entered.

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

Currency Exchange Rate Risk.  Over the next several years, TVA expects to spend a significant amount of capital on various projects. A portion of this amount may be spent on contracts that are denominated in one or more foreign currencies. Additionally, TVA's three issues of Bonds denominated in British pounds sterling are hedged by currency swap agreements. The value of the U.S. dollar compared with other currencies has fluctuated widely in recent years, including fluctuations in the U.S. dollar to British pound sterling exchange rate primarily driven by the "BREXIT" vote for the United Kingdom to leave the European Union. If not effectively managed, foreign currency exposure could negatively impact TVA's counterparty risk, cash flows, results of operations, and financial condition.

Changes in an interest rate benchmark may impact certain TVA swaps and other financial arrangements.

TVA has four "fixed for floating" interest rate swaps related to outstanding Bonds and receives periodic payments under these swaps based on the floating London Interbank Offered Rate ("LIBOR") benchmark rate.  TVA may also have additional contracts that could be impacted. LIBOR is expected to be discontinued after 2021.  Various alternatives for LIBOR are being evaluated by market participants, with the Secured Overnight Financing Rate being the most widely-adopted alternative thus far.  TVA may face risks related to the viability of an alternative benchmark over the remaining terms of its current contracts, or over the terms of any future contracts that rely on the benchmark rate.

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

Further, certain investors use the environmental impact or sustainability of an industry as a criteria for deciding whether to invest in that industry. TVA's use of fossil fuels or nuclear power could lead such investors to not purchase TVA Bonds.

In addition, legal limitations may affect the ability of banks and others to invest in Bonds.  For example, national banks may purchase TVA Bonds for their own accounts in an amount not to exceed 10 percent of unimpaired capital and surplus.  Also, TVA Bonds are "obligations of a corporation which is an instrumentality of the United States" within the meaning of Section 7701(a)(19)(C)(ii) of the Internal Revenue Code for purposes of the 60 percent of assets limitation applicable to U.S. building and loan associations.

TVA may be unable to use regulatory accounting for some or all costs.

TVA uses regulatory accounting to defer certain costs. To qualify for regulatory accounting, costs must meet certain accounting criteria and be approved for regulatory accounting treatment by the TVA Board in its capacity as TVA's regulator. If costs do not meet, or cease to meet, these criteria, or if the TVA Board disallows the treatment or ceases to be TVA's sole regulator in such areas, TVA may not be able to defer those costs. Such an inability to defer costs would likely have a substantial impact on TVA's financial condition and results of operations and could impact the timing and amounts of TVA's rate recovery. For a discussion of regulatory accounting, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.

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

TVA's financial condition and results of operations are largely dependent on the extent to which it can implement its business strategy successfully. TVA's strategy includes maintaining low rates, aligning operations and maintenance spending with revenues, effectively maintaining low rates, being responsible stewards, living with its means, meeting reliability expectations and providing a balanced portfolio, and continuously improving, empowering, and engaging its employees. This strategy is subject to business, economic, and competitive uncertainties and contingencies, many of which are beyond TVA's control. If TVA is unable to successfully implement its business strategy, TVA's financial condition and results of operations could be negatively affected.

TVA's organizational structure may not adequately support TVA's anticipated business needs or enable it to meet the needs of its current or potential customers.

TVA has been modifying its organizational structure to better adapt to the forecasted economic environment. If TVA's assumptions about either its forecasts or the proper internal structure of the company to meet the expected environment are inaccurate or if this structure does not adequately support TVA's needs, TVA could face operational or financial challenges that could adversely affect TVA's cash flows, results of operations, and financial condition as well as TVA's ability to attract or retain a skilled workforce and to meet the needs of its current or potential customers.

TVA may have difficulty in adapting its business model to changes in the utility industry and customer preferences.

The traditional business model for power production, selling power from centrally located plants, is facing pressure from a variety of sources, including the potential for self-generation by current or potential customers, new technologies such as energy storage, and increased energy efficiency. These pressures may reduce the demand for TVA power. If TVA does not or cannot adapt to this pressure by adequately changing its business model, TVA's financial condition and results of operations could be negatively affected.

TVA's quasi-governmental status may interfere in its ability to quickly respond to the needs of its current or potential customers or to act solely in the interest of its ratepayers.

As a quasi-governmental entity, TVA has certain legal requirements that prevent it from responding as quickly to potential changes in the market or requests from current or potential customers as might be desired or in comparison to other utilities. For example, TVA is required to comply with the National Environmental Policy Act ("NEPA"), which requires environmental reviews to be performed in connection with certain projects. The delay in responding to requests could damage relationships with current customers, deter potential customers from moving into TVA's service territory, or damage TVA's reputation.

In addition, TVA's nature as a quasi-governmental entity imposes additional pressures that most companies do not face, such as the requirement to support economic development and promote recreational opportunities. TVA must balance these obligations with the requirement to provide power at the least system cost. If TVA does not adequately communicate how it fulfills its various missions and the value it provides, its reputation may be harmed, which may result in political pressure to change its nature or operations as well as in the loss of public support.

TVA's reputation may be negatively impacted.

As with any company, TVA's reputation is a vital element of its ability to effectively conduct its business.  TVA's reputation could be harmed by a variety of factors, including the failure of a generating asset or supporting infrastructure, failure to effectively manage land and other natural resources entrusted to TVA, real or perceived violations of environmental regulations, real or perceived issues with TVA's safety culture or work environment, significant delays in construction projects, acts or omissions of TVA management, acts or omissions of a contractor or other third party working with or for TVA, the perception of such acts or omissions, measures taken to offset reductions in demand, or a significant dispute with one of TVA's customers.  Any deterioration in TVA's reputation may harm TVA's relationships with its customers and stakeholders, may increase TVA's cost of doing business, may interfere with its ability to attract and retain a skilled workforce, and may potentially lead to the enactment of new laws and regulations, or the modification of existing laws and regulations, that negatively affect the way TVA conducts its business.

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

The TVA Board is comprised of up to nine part-time members serving staggered, five-year terms. One to two Board members' terms typically expire each year. In addition, there is always the possibility that one or more members of TVA's senior management may retire or otherwise leave TVA. The individuals filling either the TVA Board or senior management positions may wish to change how TVA operates in whole or in part. If the changes are not successful or TVA is not able to adapt properly to such changes, TVA's financial condition, results of operations, reputation, and relationship with customers could be negatively affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

TVA holds personal property in its own name but holds real property as agent for the U.S.  TVA may acquire real property as an agent of the U.S. by negotiated purchase or by eminent domain.

Generating Properties

At September 30, 2019, TVA-operated generating assets consisted of seven nuclear units, 26 active coal-fired units, 86 simple-cycle units, 14 combined-cycle power blocks, 113 conventional hydroelectric units, four pumped-storage units, five diesel generator units, and 14 solar sites.  As of September 30, 2019, 16 of the simple-cycle combustion turbine units and four of the combined-cycle power blocks were leased to special purpose entities ("SPEs") and leased back to TVA under long-term leases. See Note 13 — Debt and Other Obligations — Lease/Leasebacks. In addition, TVA is leasing the three Caledonia combined-cycle power blocks under a long-term lease. For a discussion of these assets, see Item 1, Business — Power Supply and Load Management Resources.

Net Capability

The following table summarizes TVA's summer net capability in MW at September 30, 2019:

SUMMER NET CAPABILITY(1) At September 30, 2019
Source of Capability	Location	Number of Units	Summer Net Capability (MW)	Date First Unit Placed in Service (CY)	Date Last Unit Placed in Service (CY)
TVA-Operated Generating Facilities
Nuclear
Browns Ferry(2)	Alabama	3	3,309	1974	1977
Sequoyah	Tennessee	2	2,292	1981	1982
Watts Bar	Tennessee	2	2,321	1996	2016
Total Nuclear		7	7,922
Coal-Fired
Bull Run	Tennessee	1	865	1967	1967
Cumberland	Tennessee	2	2,470	1973	1973
Gallatin	Tennessee	4	976	1956	1959
Kingston	Tennessee	9	1,398	1954	1955
Paradise	Kentucky	1	971	1963	1970
Shawnee	Kentucky	9	1,206	1953	1955
Total Coal-Fired		26	7,886
Natural Gas and/or Oil-Fired(3)(4)
Simple-Cycle Combustion Turbine
Allen	Tennessee	20	456	1971	1972
Brownsville	Tennessee	4	468	1999	1999
Colbert	Alabama	8	392	1972	1972
Gallatin	Tennessee	8	642	1975	2000
Gleason	Tennessee	3	500	2000	2000
Johnsonville	Tennessee	19	1,189	1975	2000
Kemper	Mississippi	4	348	2002	2002
Lagoon Creek	Tennessee	12	1,048	2001	2002
Marshall County	Kentucky	8	608	2002	2002
Subtotal Simple-Cycle Combustion Turbine		86	5,651
Combined-Cycle Combustion Turbine
Ackerman(5)	Mississippi	1	713	2007	2007
Allen(6)	Tennessee	1	1,106	2018	2018
Caledonia(7)	Mississippi	3	765	2003	2003
John Sevier(8)	Tennessee	1	871	2012	2012
Lagoon Creek(9)	Tennessee	1	525	2010	2010
Magnolia	Mississippi	3	918	2003	2003
Paradise(10)	Kentucky	1	1,100	2017	2017
Southaven	Mississippi	3	780	2003	2003
Subtotal Combined-Cycle Combustion Turbine		14	6,778
Co-Generation
Johnsonville	Tennessee	1	80	1975	2000
Total Natural Gas and/or Oil-Fired		101	12,509
Hydroelectric
Conventional Plants	Alabama	36	1,176	1925	1962
	Georgia	2	35	1931	1956
	Kentucky	5	223	1944	1948
	North Carolina	6	492	1940	1956
	Tennessee	64	1,858	1912	1972
Pumped-Storage(11)	Tennessee	4	1,616	1978	1979
Total Hydroelectric		117	5,400
Diesel Generator
Meridian	Mississippi	5	9	1998	1998
TVA Non-hydro Renewable Resources(12)			1
Total TVA-Operated Generating Facilities			33,727
Contract Renewable Resources(13)			389
Power Purchase and Other Agreements(14)			3,616
Total Summer Net Capability			37,732
Notes
(1) Net capability is defined as the ability of an electric system, generating unit, or other system component to carry or generate power for a specified time period and does not include operational limitations such as derates.
(2) The summer net capability for Browns Ferry excludes the impact of the EPU project. The generating capability is expected to increase by an estimated
465 MW after sufficient run time to validate the new capacity.
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

Transmission Properties

TVA's transmission system interconnects with systems of surrounding utilities and consisted primarily of the following assets at September 30, 2019:

•	Approximately 2,500 circuit miles of 500 kilovolt, 11,700 circuit miles of 161 kilovolt, 2,000 circuit miles of other voltage transmission lines, and 3,500 miles of fiber optic lines;

•	510 transmission substations, power switchyards, and switching stations; and

•	1,314 customer connection points (customer, generation, and interconnection).

At September 30, 2019, certain qualified technological equipment and other software related to TVA's transmission system were leased to private entities and leased back to TVA under long-term leases. See Note 13 — Debt and Other Obligations — Lease/Leasebacks.

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

Buildings

TVA has a variety of buildings and structures located throughout its service area including generation and transmission facilities, corporate offices, customer service centers, power service centers, warehouses, visitor centers, and crew quarters. Two significant buildings are its Knoxville Office Complex ("KOC") and the Chattanooga Office Complex in Tennessee. In 2013, TVA initiated a study of its real estate portfolio for the purpose of reducing cost, right-sizing the portfolio, and aligning its real estate with TVA's strategic direction over the next 10 to 20 years. As part of this effort, TVA completed a comprehensive assessment of its real estate holdings in the Knoxville region in 2016. For a discussion of these real estate holdings, see Disposal of Property — Knoxville Property below.

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

The Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the "Basic Resolution") prohibits TVA from mortgaging any part of its power properties and from disposing of all or any substantial portion of these properties unless TVA provides for a continuance of the interest, principal, and sinking fund payments due and to become due on all outstanding Bonds, or for the retirement of such Bonds.

Bellefonte Nuclear Plant. On November 14, 2016, following a public auction, TVA entered into a contract to sell substantially all of the Bellefonte site to Nuclear Development, LLC, for $111 million.  Nuclear Development, LLC, paid TVA $22 million on November 14, 2016, with the remaining $89 million due at closing.  Nuclear Development, LLC, had up to two years from November 14, 2016, to close on the property, and TVA agreed to maintain the site until closing.  Nuclear Development, LLC, requested and was granted an extension of the initial closing date to November 30, 2018. Nuclear Development, LLC, failed to obtain NRC approval of the transfer of the Bellefonte nuclear licenses. TVA determined that the Atomic Energy Act required that this approval be obtained before closing. TVA declined to provide a second extension of the purchase agreement. On November 30, 2018, Nuclear Development, LLC, filed suit against TVA in the United States District Court for the Northern District of Alabama. See Note 22 — Commitments and Contingencies — Legal Proceedings for a discussion of the lawsuit filed by Nuclear Development, LLC.

Knoxville Property. In 2016, TVA completed a comprehensive assessment of its real estate holdings in the Knoxville, Tennessee region including the KOC and adjacent Summer Place Complex ("SPC"). As a result of this study and a subsequent environmental assessment in 2017, TVA is in the process of consolidating its Knoxville area employees into the West Tower of the KOC or a centralized field office in Norris, Tennessee. As part of this consolidation effort, TVA may convey the SPC and the majority of the East Tower of the KOC.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of catastrophic events or otherwise.  While the outcome of the Legal Proceedings to which TVA is a party cannot be predicted with certainty, any adverse outcome to a Legal Proceeding involving TVA may have a material adverse effect on TVA's cash flows, results of operations, and financial condition. For a discussion of Legal Proceedings involving TVA, see Note 22 — Commitments and Contingencies — Legal Proceedings, which discussions are incorporated by reference into this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years 2015 through 2019 should be read in conjunction with the audited financial statements and notes thereto (collectively, the "Consolidated Financial Statements") presented in Item 8, Financial Statements and Supplementary Data.  Certain reclassifications have been made to the 2015, 2016, and 2017 financial statement presentations to conform to the 2018 and 2019 presentations.

Selected Financial Data(1)(2) For the years ended, or at, September 30 (dollars in millions)
	2019	2018	2017	2016	2015
Sales (millions of kWh)	158,443	160,338	152,362	155,855	158,163

Peak load (MW)(3)	29,569	32,509	29,899	29,824	32,751

Operating revenues	$11,318	$11,233	$10,739	$10,616	$11,003

Net income	$1,417	$1,119	$685	$1,233	$1,111

Total assets	$50,467	$48,667	$50,017	$50,494	$48,745

Financial obligations
Long-term debt, net(4)
Long-term power bonds, net	$19,094	$20,157	$20,205	$20,901	$22,617
Long-term debt of variable interest entities, net	1,089	1,127	1,164	1,199	1,233
Long-term notes payable	—	23	69	48	—
Total long-term debt, net	$20,183	$21,307	$21,438	$22,148	$23,850

Current debt, net(4)
Short-term debt, net	$922	$1,216	$1,998	$1,407	$1,034
Current maturities of power bonds	1,030	1,032	1,728	1,555	32
Current maturities of long-term debt of variable interest entities	39	38	36	35	33
Current maturities of notes payable	23	46	53	27	—
Total current debt, net	$2,014	$2,332	$3,815	$3,024	$1,099

Total debt(4)	$22,197	$23,639	$25,253	$25,172	$24,949

Capital leases(5)	$187	$182	$187	$181	$105

Leaseback obligations	$263	$301	$339	$467	$616
Notes
(1) See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of certain items in 2018, 2017, and 2016 affecting results in those years.
(2) See Item 1A, Risk Factors and Note 22 — Commitments and Contingencies for a discussion of risks and contingencies that could affect TVA's future financial results.
(3) TVA met an all-time summer peak demand of 33,482 megawatts ("MW") on August 16, 2007, at 102 degrees Fahrenheit and an all-time winter peak demand of 33,352 MW on January 24, 2014, at 7.3 degrees Fahrenheit.
(4)  See Note 10 — Variable Interest Entities and Note 13 — Debt and Other Obligations — Debt Outstanding.
(5)  Included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Tennessee Valley Authority ("TVA"), its operations, and its present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, TVA's consolidated financial statements and the accompanying notes thereto contained in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the "Annual Report"). The MD&A includes the following sections:

•	Business and Mission — a general description of TVA's business, objectives, strategic priorities, and core capabilities;

•	Executive Overview — a general overview of TVA's activities and results of operations for 2019;

•	Results of Operations — an analysis of TVA's consolidated results of operations for the three years presented in its consolidated financial statements;

•	Liquidity and Capital Resources — an analysis of cash flows, a description of aggregate contractual obligations, and an overview of financial position;

•	Key Initiatives and Challenges — an overview of current and future initiatives and challenges facing TVA;

•	Critical Accounting Policies and Estimates — a summary of accounting policies that require critical judgments and estimates;

•	Fair Value Measurements — a description of TVA's investments and derivative instruments and valuation considerations;

•	Legislative and Regulatory Matters — a summary of laws and regulations that may impact TVA; and

•	Risk Management Activities — a description of TVA's risk governance and exposure to various market risks.

Business and Mission

Business

TVA operates the nation's largest public power system. At September 30, 2019, TVA provided electricity to approximately 49 large industrial customers, seven federal agency customers, and 154 local power company customers ("LPCs") that serve nearly 10 million people in parts of seven southeastern states.  TVA generates nearly all of its revenues from the sale of electricity, and in 2019 revenues from the sale of electricity totaled $11.2 billion.  As a wholly-owned agency and instrumentality of the United States ("U.S."), however, TVA differs from other electric utilities in a number of ways:

•	TVA is a government corporation.

•
The area in which TVA sells power is limited by the Tennessee Valley Authority Act of 1933 (the "TVA Act") under a provision known as the "fence"; however, another provision of federal law known as the "anti-cherrypicking" provision generally protects TVA from being forced to provide access to its transmission lines to others for the purpose of delivering power to customers within substantially all of TVA's defined service area.

•
The rates TVA charges for power are set solely by the TVA Board of Directors (the "TVA Board") and are not set or reviewed by another entity, such as a public utility commission.  In setting rates, however, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power be sold at rates as low as feasible.

•
TVA is not authorized to raise capital by issuing equity securities.  TVA relies primarily on cash from operations and proceeds from power program borrowings to fund its operations and is authorized by the TVA Act to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any given time.  Although TVA's operations were originally funded primarily with appropriations from Congress, TVA has not received any appropriations from Congress for any activities since 1999 and, as directed by Congress, has funded essential stewardship activities primarily with power revenues.

TVA's Mission of Service

TVA was built for the people, created by federal legislation, and charged with a unique mission - to improve the quality of life in a seven-state region through the integrated management of the region's resources. TVA's mission focuses on three key areas:

ENERGY	ENVIRONMENT	ECONOMIC DEVELOPMENT

•	Energy — Delivering affordable, reliable power;

•	Environment — Caring for the region's natural resources; and

•	Economic Development — Creating sustainable economic growth.

While TVA's mission has not changed since it was established in 1933, the climate in which TVA operates continues to evolve. The business and economic environment has become more challenging due to economic conditions; tougher environmental standards; and the need to diversify its power supply and adapt to changing customer usage behaviors, new technologies, and emerging, non-traditional competition. To continue its mission of service, TVA must realize four strategic imperatives through people performance excellence:

Rates
Asset Portfolio
PEOPLE
PERFORMANCE
EXCELLENCE
Stewardship
Debt

•	Rates — Maintain low rates;

•	Stewardship — Be responsible stewards;

•	Debt — Live within its means;

•	Asset Portfolio — Meet reliability expectations and provide a balanced portfolio; and

•	People Performance Excellence — Continuously improve, empower, and engage employees.

TVA's mission sets the stage for its strategic planning process that includes strategic objectives, initiatives, and scorecards for performance designed to provide clear direction for improving TVA's core business.

Linking the Mission to Performance

  TVA has formulated key performance measures to support its strategic imperatives. The intent of these measures is to align employees to TVA's mission by focusing its collective efforts on operational excellence, fiscal responsibility, and economic development and environmental stewardship.  The measures are designed to promote teamwork, encourage high performance behaviors, and motivate TVA employees to achieve goals aligned with TVA's mission and values.  The 2019 corporate results compared with targets for these key measures are reflected in the chart below.  See Item 11, Executive Compensation — Compensation Discussion and Analysis for information regarding how the measures are calculated.

Corporate Measure	Weight	Actual	Threshold	Target	Stretch
TVA total spending ($ millions)	40%	$4,467	$4,862	$4,725	$4,589
Load not served (system minutes)	30%	3.7	4.8	4.0	3.6
Nuclear unit capability factor (UCF) (%)	15%	89.8%	89.5%	90.3%	91.1%
Combined cycle seasonal equivalent forced outage rate (%)	10%	7.5%	3.3%	2.0%	1.5%
Coal seasonal equivalent forced outage rate (%)	5%	12.7%	13.6%	12.1%	10.8%
Executive Overview

TVA's net income for the years ended September 30, 2019 and 2018, was $1.4 billion and $1.1 billion, respectively. As is often the case for electric utilities, weather is a primary driver of TVA's sales. TVA's service territory experienced overall milder than normal weather during 2019, despite record-setting cold weather experienced during November 2018 and record-setting heat during September 2019. This overall milder weather drove lower energy sales. However, revenue from sales of electricity increased $84 million for the year ended September 30, 2019, as compared to the prior year, primarily driven by the base rate adjustment that became effective October 1, 2018.
Fuel and purchased power expense decreased $119 million for the year ended September 30, 2019, as compared to the prior year.  This was primarily due to lower energy sales and an increase in hydroelectric generation. Operating and maintenance expense increased $492 million for the year ended September 30, 2019, as compared to the prior year.  This increase was primarily driven by accelerated recovery of the regulatory asset for environmental cleanup costs related to the Kingston ash spill in accordance with the TVA Board's ratemaking authority, an increase in project write-offs and materials and supplies inventory reserves and write-offs associated with the anticipated retirement of Paradise Fossil Plant ("Paradise") and Bull Run Fossil Plant ("Bull Run"), and increased outage expense driven by additional planned nuclear outage days.
TVA continues to work with local power company customers ("LPCs") to provide flexibility to meet future changing needs of consumers. During 2019, TVA implemented a change to the structure of its wholesale electric power rates through pricing that better aligns wholesale rates with the underlying cost to serve customers. In addition, the TVA Board approved a 20-year Partnership Agreement option that better aligns the length of LPC contracts with TVA's long-term commitments. The TVA Board also approved a joint project with LPCs to explore options for aggregated procurement of utility-scale and mid-scale renewable generation. Further, TVA issued a request for proposal in April 2019 for up to 200 MW of new renewable energy, in response to customer demand. With these proactive solutions, TVA expects to provide a stable foundation that provides the flexibility to embrace new trends and to continue delivering more innovative energy options.
TVA remains committed to planning its system in a way that ensures evolving resource portfolios remain reliable and provide the most value to all customers. TVA utilizes an Integrated Resource Plan ("IRP") to provide direction on how to best meet future electricity demand considering many views of the future to determine how TVA can continue to provide low-cost, reliable electricity, support environmental stewardship, and spur economic development in the Tennessee Valley over the next 20 years. The 2019 IRP was approved by the TVA Board at its August 2019 meeting.

Additionally, TVA has conducted economic analyses of its generating assets, considering load outlook, economic benefits and costs, performance, and environmental and social impacts. During its February 2019 meeting, the TVA Board approved the retirement of Paradise Unit 3 by December 2020 and Bull Run by December 2023. Subsequent to the Board approval, TVA determined Paradise would not be restarted after January 2020 due to the plant's material condition.
During 2019, TVA completed the final phase of the extended power uprate ("EPU") project at Browns Ferry Nuclear Plant ("Browns Ferry") and is currently finalizing testing and validation. The generating capacity is expected to increase by an estimated 465 MW after sufficient run time to validate the new capacity.
During 2019, TVA continued to achieve 99.999 percent reliability in delivering energy to its customers. TVA's reliability and economic development efforts continued to attract and encourage the expansion of business and industries in the Tennessee Valley, with over $8.9 billion in investments and approximately 66,500 jobs created or retained during the year.

Results of Operations

Sales of Electricity

Sales of electricity accounted for nearly all of TVA's operating revenues in 2019, 2018, and 2017. TVA sells power at wholesale rates to LPCs who then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding the TVA system's needs is sold under exchange power arrangements with certain other power systems.

The following chart compares TVA's sales of electricity for the years ended September 30, 2019, 2018, and 2017:

Sales of Electricity
For the years ended September 30
(millions of kWh)
Notes
(1) Includes approximately 429 million kilowatt hours ("kWh") of pre-commercial generation at Allen Combined Cycle Plant ("Allen CC"). See Note 1 — Summary of Significant Accounting Policies — Pre-Commercial Plant Operations.
(2) Includes approximately 857 million kWh of pre-commercial generation at Watts Bar Nuclear Plant ("Watts Bar") Unit 2, Paradise Combined Cycle Plant ("Paradise CC"), and Allen CC. See Note 1 — Summary of Significant Accounting Policies — Pre-Commercial Plant Operations.

Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit. During 2019, TVA transitioned degree day calculation methodologies, moving from the average temperatures of the five largest cities in TVA's service area to the average temperatures of 23 stations throughout TVA's service area. This transition provides TVA with increased geographic granularity throughout its service territory and improves modeling accuracy.

2019 Compared to 2018

	Degree Days
	2019	Normal	Percent Variation	2018(1)	Normal(1)	Percent Variation	2019	2018(1)	Percent Change
Heating Degree Days	3,219	3,360	(4.2)%	3,381	3,360	0.6%	3,219	3,381	(4.8)%

Cooling Degree Days	2,020	1,686	19.8%	2,012	1,686	19.3%	2,020	2,012	0.4%

Total Degree Days	5,239	5,046	3.8%	5,393	5,046	6.9%	5,239	5,393	(2.9)%
Note
(1) The prior period degree day information has been adjusted in order to incorporate a change in TVA's current calculation of this information.  Every five years this calculation is updated in order to incorporate the current 15-year period of weather history.  The most recent update, to incorporate weather history for CYs 2001-2015, occurred during the first quarter of 2019.

Sales of electricity decreased approximately one percent for the year ended September 30, 2019, as compared to the prior year, primarily due to decreased sales volume for LPCs driven predominantly by a five percent decrease in heating degree days.  During November 2018, TVA recorded its second highest peak power demand for the month of November at 26,714 MW. During September 2019, TVA experienced nine days with demand over 28,000 MW, breaking TVA's record for the most days in September with demand over 28,000 MW. Further, during September 2019, TVA broke its September 30-day average peak load record with an average peak load of 26,258 MW. Despite this record-setting weather, the TVA service territory experienced overall milder than normal weather in 2019 driven by overall lower than normal heating degree days. Partially offsetting the decreased sales volume for LPCs, sales to industries directly served increased slightly, particularly in the polysilicon sector.
2018 Compared to 2017

	Degree Days
	2018(1)	Normal(1)	Percent Variation	2017(1)	Normal(1)	Percent Variation	2018(1)	2017(1)	Percent Change
Heating Degree Days	3,381	3,360	0.6%	2,446	3,360	(27.2)%	3,381	2,446	38.2%

Cooling Degree Days	2,012	1,686	19.3%	1,682	1,686	(0.2)%	2,012	1,682	19.6%

Total Degree Days	5,393	5,046	6.9%	4,128	5,046	(18.2)%	5,393	4,128	30.6%
Note
(1) The prior period degree day information has been adjusted in order to incorporate a change in TVA's current calculation of this information.  Every five years this calculation is updated in order to incorporate the current 15-year period of weather history.  The most recent update, to incorporate weather history for CYs 2001-2015, occurred during the first quarter of 2019.

Sales of electricity increased approximately five percent for the year ended September 30, 2018, as compared to the prior year, primarily due to increased sales volume for LPCs driven predominantly by a 31 percent increase in total degree days.  Colder than normal weather during January 2018 led to TVA setting an all-time record for energy demand in a 24-hour period, as TVA delivered 706 million kWh of energy to the Tennessee Valley.  Also in January 2018, TVA set three of its top-12 winter peak demand records.  In addition, TVA's service territory experienced overall warmer than normal weather during the third and fourth quarters of 2018. Partially offsetting the increased sales volume for LPCs was a slight decrease in sales to industries directly served, particularly in the pulp and paper and polysilicon sectors.

Financial Results

The following table compares operating results for 2019, 2018, and 2017:

Summary Consolidated Statements of Operations
	2019	2018	2017
Operating revenues	$11,318	$11,233	$10,739
Operating expenses(1)	8,507	8,665	8,006
Operating income	2,811	2,568	2,733
Other income, net	62	50	56
Other net periodic benefit cost(2)	258	256	758
Interest expense, net	1,198	1,243	1,346
Net income	$1,417	$1,119	$685
Note
(1) For the year ended September 30, 2019, TVA recorded $566 million of accelerated depreciation and $170 million of write-offs related to the anticipated retirements of Paradise and Bull Run. See Note 6 — Plant Closures. For the years ended September 30, 2019 and 2018, TVA recorded $266 million and $857 million of accelerated amortization of certain regulatory assets, respectively. See Note 8 — Regulatory Assets and Liabilities.
(2) For the year ended September 30, 2017, TVA made a one-time additional discretionary $500 million contribution to TVA's pension plan.

Operating Revenues. Operating revenues for the years ended September 30, 2019, 2018, and 2017 consisted of the following:

Operating Revenues
For the years ended September 30
Notes
(1) Excludes a contra-revenue amount of approximately $11 million representing revenue capitalized during pre-commercial operations at Allen CC. See Note 1 — Pre-Commercial Plant Operations.
(2) Excludes a contra-revenue amount of approximately $22 million representing revenue capitalized during pre-commercial operations at Watts Bar Unit 2, Paradise CC, and Allen CC. See Note 1 — Pre-Commercial Plant Operations.

TVA's current rate structure provides pricing signals intended to signal higher cost periods to serve its customers and capture a portion of TVA's fixed costs in fixed charges.  The structure includes three base revenue components: time of use demand charges, time of use energy charges, and a grid access charge ("GAC").  The demand charges are based upon the customer's peak monthly usage and increase as the peak increases. The energy charges are based on time differentiated kWh used by the customer.  Both of these components can be significantly impacted by weather. The GAC, which was implemented in October 2018, captures a portion of fixed costs and will be offset by a corresponding reduction to the energy rates.  The GAC will also reduce the impact of weather variability to the overall rate structure.  Recognizing the need for flexibility, all LPCs were presented with the option to implement the GAC in October 2018 or defer the implementation until October 2019.  Seventy-nine LPCs elected to implement in October 2018, while the remaining 75 implemented the wholesale changes in October 2019.

Additionally, at its August 2019 meeting, the TVA Board approved a 20-year Partnership Agreement option that better aligns the length of LPC contracts with TVA's long-term commitments. Participating LPCs will receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of September 30, 2019, 131 LPCs had signed the 20-year Partnership Agreement with TVA, which represents 56 percent of total operating revenues in 2019.

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

The changes in revenue components are summarized below:

	2019	Variance 2019 vs 2018	2018		Variance 2018 vs 2017	2017
Base revenue
Energy revenue	5,128	(206)	5,334	(1)	448	4,886	(2)
Demand revenue	3,609	154	3,455		195	3,260
Grid access charge	257	257	—		—	—
Other charges and credits(3)	(638)	22	(660)		(13)	(647)
Total base revenue	8,356	227	8,129		630	7,499
Fuel cost recovery	2,799	(140)	2,939		(142)	3,081
Off-system sales	4	(3)	7		1	6
Revenue from sales of electricity	11,159	84	11,075		489	10,586
Other revenue	159	1	158		5	153
Total operating revenues	$11,318	$85	$11,233		$494	$10,739
Notes
(1) Includes the impact of revenue capitalized during pre-commercial operations of approximately $11 million for the year ended September 30, 2018, at Allen CC. See Note 1 — Summary of Significant Accounting Policies — Pre-Commercial Plant Operations.
(2) Includes the impact of revenue capitalized during pre-commercial operations of approximately $22 million for the year ended September 30, 2017, at Watts Bar Unit 2, Paradise CC, and Allen CC. See Note 1 — Summary of Significant Accounting Policies — Pre-Commercial Plant Operations.
(3) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, interruptible credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand, and long-term partnership agreement credits for LPC's that have committed to the 20-year contract with TVA. See Note 17 — Revenue.

2019 Compared to 2018

Operating revenues increased $85 million for the year ended September 30, 2019, as compared to the prior year, primarily due to a $227 million increase in base revenue. The $227 million increase in base revenue was driven by an increase of $318 million attributable to higher effective rates resulting from the base rate adjustment that became effective October 1, 2018, partially offset by a $103 million decrease attributable to lower sales volume. During November 2018, TVA recorded its second highest peak power demand for the month of November at 26,714 MW.  During September 2019, TVA experienced nine days with demand over 28,000 MW, breaking TVA's record for the most days in September with demand over 28,000 MW.  TVA also broke its September 30-day average peak load record with an average peak load of 26,258 MW.  Despite this record-setting weather, the TVA service territory experienced overall milder than normal weather in 2019 driven by overall lower than normal heating degree days. Partially offsetting these increases was a $140 million decrease in fuel cost recovery revenues, driven by a $104 million decrease attributable to lower fuel rates and a $35 million decrease attributable to lower energy sales. The lower fuel rates experienced were primarily driven by lower market prices for natural gas and increased hydroelectric generation.

2018 Compared to 2017

Operating revenues increased $494 million for the year ended September 30, 2018, as compared to the prior year, primarily due to a $630 million increase in base revenue. The $630 million increase in base revenue was driven by an increase of $460 million resulting from higher sales volume during the year ended September 30, 2018, as compared to the prior year. Colder than normal weather during January 2018 led to TVA setting an all-time record for energy demand in a 24-hour period. Also in January 2018, TVA set three of its top-12 winter peak demand records. In addition, TVA's service territory experienced overall warmer than normal weather during the third and fourth quarters of 2018. Further, approximately $159 million of the increase in base revenue was attributable to higher effective rates during the year ended September 30, 2018, as compared to the prior year, resulting from the base rate adjustment that became effective October 1, 2017. The base revenue increase was also due in part to an approximately $11 million decrease in capitalization of revenue resulting from pre-commercial generation during the year ended September 30, 2018, as compared to the prior year. See Note 1 — Summary of Significant Accounting Policies — Pre-Commercial Plant Operations. Partially offsetting these increases was a $142 million decrease in fuel cost recovery revenues, driven by a $305 million decrease attributable to lower fuel rates partially offset by a $163 million increase attributable to higher energy sales. The lower fuel rates experienced were primarily driven by lower market prices for natural gas and a change in the mix of generation resources, including more nuclear, natural gas, and hydroelectric generation and less coal-fired generation.

See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

Operating Expenses. Operating expense components as a percentage of total operating expenses for 2019, 2018, and 2017 consisted of the following:
The following table summarizes TVA's expenses for various fuels for the years indicated:

Fuel Expense for TVA-Owned Facilities(1) For the years ended September 30
	Fuel Expense By Source			Cost per kWh(4)
	2019	2018	2017	2019	2018	2017
Coal(2)	$744	$847	$1,060	2.66	2.68	2.71
Natural gas and/or oil-fired(3)	783	846	706	2.47	2.64	2.78
Nuclear fuel	369	374	334	0.58	0.58	0.57
Total fuel	$1,896	$2,067	$2,100	1.54	1.62	1.70
Notes
(1) Excludes effects of the fuel cost adjustment deferrals and amortization on fuel expense in the amounts of $(18) million and $69 million for the years ended September 30, 2018 and 2017, respectively. The effect on fuel expense from the fuel cost adjustment deferrals and amortization was less than $1 million for the year ended September 30, 2019, and therefore is not represented in the table above.
(2) Fuel expense related to oil consumed for startup at coal-fired facilities was $25 million, $21 million, and $18 million for the years ended September 30, 2019, 2018, and 2017, respectively.
(3) Fuel expense related to oil consumed for generation at natural gas and/or oil-fired facilities was $2 million, $8 million, and $2 million for the years ended September 30, 2019, 2018, and 2017, respectively.
(4) Total cost per kWh is based on a weighted average.

The following table shows TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power For the years ended September 30 (millions of kWh)
	2019		2018		2017
Coal-fired	27,934	17%	31,471	19%	39,019	25%
Nuclear(1)	63,433	39%	64,194	39%	58,742	38%
Hydroelectric	16,058	10%	13,736	9%	10,967	7%
Natural gas and/or oil-fired(2)	31,704	20%	32,104	20%	25,485	16%
Total TVA-operated generation facilities(3)	139,129	86%	141,505	87%	134,213	86%
Purchased power (non-renewable)(4)	14,105	9%	14,183	9%	13,586	9%
Purchased power (renewable)(5)	7,840	5%	7,245	4%	7,127	5%
Total purchased power	21,945	14%	21,428	13%	20,713	14%
Total power supply	161,074	100%	162,933	100%	154,926	100%
Notes
(1) The nuclear generation amount for the year ended September 30, 2017 includes approximately 495 million kWh of pre-commercial generation at Watts Bar Unit 2. See Note 1 — Summary of Significant Accounting Policies — Pre-Commercial Plant Operations.
(2) The natural gas and/or oil-fired generation amount for the years ended September 30, 2018 and 2017, includes approximately 429 million kWh and 362 million kWh, respectively, of pre-commercial generation at Allen CC and Paradise CC. See Note 1 — Summary of Significant Accounting Policies — Pre-Commercial Plant Operations.
(3) Generation from TVA-owned non-hydroelectric renewable resources is less than one percent for all periods shown and therefore is not represented in the table above.
(4) Purchased power (non-renewable) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 4,181 million kWh, 4,125 million kWh, and 4,276 million kWh for the years ended September 30, 2019, 2018, and 2017, respectively.
(5) Purchased power (renewable) includes power purchased from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

2019 Compared to 2018

Fuel
Fuel expense decreased $153 million for the year ended September 30, 2019, as compared to the prior year. Lower effective fuel rates contributed $136 million to the decrease resulting from lower market prices for natural gas and increased hydroelectric generation. Lower fuel volume contributed $35 million to the decrease driven by lower sales of electricity. Partially offsetting these decreases was an increase of $18 million driven by variances in fuel rate recovery resulting from the winter peaks experienced in 2018 compared to the overall milder than normal weather in 2019.

Purchased Power
Purchased power expense increased $34 million for the year ended September 30, 2019, as compared to the prior year. This was primarily due to a $23 million increase in the volume of purchased power used to meet first quarter peaks during a period of lower TVA-owned generation resulting from planned outage timing and a $14 million increase in fuel rate recovery resulting from the winter peaks experienced in 2018 compared to the overall milder than normal weather in 2019. Partially offsetting these increases was a decrease of $3 million in the price of purchased power.

Operating and Maintenance
Operating and maintenance expense increased $492 million for the year ended September 30, 2019, as compared to the prior year. This increase was primarily driven by an increase of $266 million due to accelerated recovery of the regulatory asset for environmental cleanup costs related to the Kingston ash spill in accordance with the TVA Board's ratemaking authority and an increase of $170 million related to the announced retirements of Paradise and Bull Run, including $151 million of project write-offs and $19 million of inventory write-offs and reserves. Additionally, an increase in planned nuclear outage days increased outage expense by $39 million.

Depreciation and Amortization
Depreciation and amortization expense decreased by $554 million for the year ended September 30, 2019, as compared to the prior year. This decrease was primarily driven by a decrease of $1.1 billion of prior year amortization of Deferred nuclear generating units and Nuclear training costs regulatory assets due to excess revenues collected in 2018 in accordance with the TVA Board's ratemaking authority and a decrease of $59 million due to the retirements of certain units at Allen Fossil Plant and Johnsonville Fossil Plant. Partially offsetting this decrease was an increase of recognized accelerated depreciation expense of $566 million due to the decision to accelerate the retirement of Paradise and Bull Run and $31 million from new additions to completed Plant.

Tax Equivalents
Tax equivalents expense increased $23 million for the year ended September 30, 2019, as compared to the prior year. This change is primarily driven by an increase in TVA's overall revenue in 2018, which is used as the basis for calculating tax equivalents expense.

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

Operating and Maintenance
Operating and maintenance expense decreased $6 million for the year ended September 30, 2018, as compared to the prior year.  There was a decrease in refueling outage days which reduced outage expense by $35 million, primarily from planned outages. This decrease in operating and maintenance expense was partially offset by an increase of $28 million in inventory write-off expense, as compared to the prior year, primarily related to transitioning from a site-specific inventory management policy to a fleet-wide strategy for each generation type.

Depreciation and Amortization
Depreciation and amortization expense increased by $810 million primarily driven by $857 million of accelerated amortization of the Deferred nuclear generating units and Nuclear training costs regulatory assets due to excess revenues collected in 2018 in accordance with the TVA Board's ratemaking authority. See Note 7. These items were partially offset by a decrease of $100 million in depreciation expense related to the retirement of certain units at Allen Fossil Plant, Paradise Fossil Plant, and Johnsonville Fossil Plant. In addition, there was an increase of approximately $53 million for net additions to completed plant including the completion of Allen CC, which commenced commercial operations in April 2018, and Paradise CC, which commenced commercial operations in April 2017.

Tax Equivalents
Tax equivalents expense decreased $7 million for the year ended September 30, 2018, as compared to the prior year. This change is primarily driven by a decrease in the tax equivalents collected in the fuel rate recovery. The tax equivalents collected in the fuel rate recovery equal five percent of the fuel revenues.

Interest Expense.  Interest expense and interest rates for 2019, 2018, and 2017 were as follows:

Interest Expense and Rates(4) For the years ended September 30
	2019	Percent Change	2018	Percent Change	2017
Interest expense(1)	$1,198	(3.6)%	$1,243	(7.7)%	$1,346

Average blended debt balance(2)	$23,266	(6.3)%	$24,832	(1.8)%	$25,281

Average blended interest rate(3)	4.92%	2.3%	4.81%	(5.9)%	5.11%
Notes
(1) Interest expense includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIE"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.
(4) There were no Allowance for Funds Used During Construction ("AFUDC") amounts for the periods shown above.

2019 Compared to 2018

Total interest expense decreased $45 million for the year ended September 30, 2019, as compared to the prior year. This was primarily driven by a decrease of $63 million due to lower average balances on long-term debt and $5 million due to lower average balances on short-term debt. Partially offsetting these decreases was an increase of $7 million due to higher average rates on long-term debt and an increase of $13 million due to higher average rates on short-term debt.

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

Other Income (Expense), Net. During 2019, Other income (expense), net increased $12 million primarily driven by $21 million of other income related to a deposit liability received by TVA as a down payment on the sale of Bellefonte. The purchaser, Nuclear Development, LLC, failed to fulfill the requirements of the sales contract with respect to obtaining Nuclear Regulatory Commission ("NRC") approval of the transfer of required nuclear licenses and payment of the remainder of the selling price before the November 30, 2018, closing date. Partially offsetting this increase was a $5 million decrease in miscellaneous income, resulting from prior year gains on the disposition of property and $2 million of unrealized losses on the Supplemental Executive Retirement Plan ("SERP") and Deferred Compensation Plan ("DCP") investments.

Other Net Periodic Benefit Cost

2019 Compared to 2018

Other net periodic benefit cost increased $2 million for the year ended September 30, 2019 as compared to the prior year. Other net periodic benefit cost is subject to significant economic assumptions, such as changes in the discount rate used to measure the benefit plans, that can materially impact TVA. However, TVA uses regulatory accounting to recognize other net periodic benefit cost as a regulatory asset to the extent that the amount calculated under U.S. GAAP as pension expense differs from the amount TVA contributes to the pension plan as pension plan contributions. See Note 21 — Benefit Plans. In 2019, contributions exceeded U.S. GAAP pension expense resulting in additional amounts charged to other net periodic benefit cost.

2018 Compared to 2017

Other net periodic benefit cost decreased $502 million in 2018 as compared to the prior year. This decrease is primarily due to a decrease in pension expense for 2018, which is attributable to a one-time additional discretionary $500 million contribution to TVA’s pension plan in 2017, which was recognized as pension expense. TVA uses regulatory accounting to recognize pension expense as a regulatory asset to the extent that the amount calculated under U.S. GAAP as pension expense differs from the amount TVA contributes to the pension plan as pension plan contributions.

Liquidity and Capital Resources

Sources of Liquidity

TVA depends on various sources of liquidity to meet cash needs and contingencies.  TVA's primary sources of liquidity are cash from operations and proceeds from the issuance of short-term debt in the form of discount notes, along with periodic issuances of long-term debt. TVA's balance of short-term debt typically changes frequently as TVA issues discount notes to meet short-term cash needs and pay scheduled maturities of discount notes and long-term debt. The periodic amounts of short-term debt issued are determined by near-term expectations for cash receipts, cash expenditures, and funding needs, while seeking to maintain a target range of cash and cash equivalents on hand.

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), four long-term revolving credit facilities totaling $2.7 billion, and proceeds from other financings. See Note 13 — Debt and Other Obligations — Credit Facility Agreements. Other financing arrangements may include sales of receivables, loans, or other assets.

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion outstanding at any time. Power bonds outstanding, excluding unamortized discounts and premiums and net exchange losses from foreign currency transactions, at September 30, 2019 and 2018, were $21.4 billion (including current maturities) and $22.7 billion (including current maturities), respectively. The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable. Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 10 — Variable Interest Entities), could provide supplementary funding if needed. Currently, TVA expects to have adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade. See Lease Financings below, Note 10 — Variable Interest Entities, and Note 13 — Debt and Other Obligations for additional information.

TVA may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, TVA's liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At September 30, 2019, the average maturity of long-term power bonds was 16.1 years, and the average interest rate was 4.65 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.  In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at September 30, 2019. TVA also had secured notes outstanding at September 30, 2019, that were assumed in a prior year asset acquisition. See Lease Financing below, Note 10 — Variable Interest Entities, and Note 13 — Debt and Other Obligations for additional information.

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

•
Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  See Note 18 — Proprietary Capital — Appropriation Investment.

TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment in 2014; therefore, the repayment of this amount is no longer a component of rate setting.

The rate test for the one-year period ended September 30, 2019, was calculated after the end of 2019, and TVA met the test's requirements.

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

The bondholder protection test for the five-year period ended September 30, 2015, was calculated after the end of 2015, and TVA met the test's requirements.  TVA must next meet the bondholder protection test for the five-year period ending September 30, 2020, and expects to meet the test.

TVA uses proceeds from the issuance of discount notes, in addition to other sources of liquidity, to fund short-term cash needs and scheduled maturities of long-term debt.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At September 30, 2019	For the year ended September 30, 2019	At September 30, 2018	For the year ended September 30, 2018	At September 30, 2017	For the year ended September 30, 2017
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$922	$1,610	$1,217	$1,910	$1,999	$1,280
Weighted Average Interest Rate
Discount notes	2.152%	2.320%	2.045%	1.500%	1.000%	0.668%
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$2,390	N/A	$2,722	N/A	$2,062

TVA ended the year at September 30, 2019, with a lower balance of short-term debt than at September 30, 2018, due primarily to higher operating cash flows. The average balance of short-term debt was lower in 2019 than 2018 due primarily to the timing of cash flows.

TVA generally uses proceeds from the issuance of power bonds to refinance maturing power bonds or other financing obligations, as necessary, or for other power system purposes. The total balance of power bonds may decline in periods where redemptions of power bonds exceed issuance due to net positive cash flow from operating and investing activities. TVA is on track to achieve its strategic debt goal of $21.8 billion by fiscal year 2023.

TVA issued $1.0 billion of power bonds during 2018 and no power bonds were issued in 2019. TVA redeemed $1.1 billion and $1.8 billion of power bonds during 2019 and 2018, respectively.  For additional information about TVA debt issuance activity and debt instruments issued and outstanding at September 30, 2019 and 2018, including rates, maturities, outstanding principal amounts, and redemption features, see Note 13 — Debt and Other Obligations — Debt Securities Activity and Debt Outstanding.

TVA Bonds are traded in the public bond markets and are listed on the New York Stock Exchange ("NYSE") except for TVA's discount notes, the 2009 Series B power bonds, and the power bonds issued under TVA's electronotes® program. TVA's Putable Automatic Rate Reset Securities are traded on the NYSE under the exchange symbols "TVC" and "TVE." Other bonds listed on the NYSE are assigned various symbols by the exchange, which are noted on the NYSE's website. TVA has also listed certain bonds on foreign exchanges from time to time, including the Luxembourg, Hong Kong, and Singapore Stock Exchanges. See Item 1A, Risk Factors for additional information regarding the market for TVA's Bonds.

Although TVA Bonds are not obligations of the U.S., TVA, as a corporate agency and instrumentality of the U.S. government, may be impacted if the sovereign credit ratings of the U.S. are downgraded.  Additionally, TVA may be impacted by how the U.S. government addresses situations of approaching its statutory debt limit.  According to statements made by nationally recognized credit rating agencies, downward pressure on the ratings of the U.S. could eventually develop if there are no changes in current policies and budget deficits and the trajectory of debt begins to increase; additionally, current ratings factor in the prospect that debates over raising the debt ceiling of the U.S. government could continue to be protracted and difficult. The outlook on the ratings of the U.S. government and TVA is currently stable with all three agencies that provide ratings on TVA Bonds. TVA's rated senior unsecured Bonds are currently rated Aaa, AAA, and AA+. TVA's short-term discount notes are not rated.

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 10 — Variable Interest Entities and Note 13 — Debt and Other Obligations for information about TVA's lease financing activities. During 2017 and 2016, TVA acquired 100 percent of the equity interests in certain SPEs created for the purpose of facilitating lease financing. TVA may seek to enter into similar arrangements in the future. In March 2019, TVA made final rent payments under lease/leaseback transactions involving eight CTs, and in July 2019, these transactions were terminated.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash were $322 million at both September 30, 2019 and 2018, and $311 million at September 30, 2017. A summary of cash flow components for years ended September 30 follows:

Cash provided by (used in):
Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

2019 Compared to 2018

Net cash flows provided by operating activities decreased $218 million for 2019 compared to 2018, primarily driven by timing of payments and increased cash used for fuel inventory and outage costs. These changes were partially offset by the timing of revenue collections, increased base revenue driven by the base rate adjustment that became effective October 1, 2018, and lower interest paid.

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

2019 Compared to 2018

Net cash flows used in investing activities decreased $26 million for 2019 compared to 2018, driven by the completion of the Browns Ferry EPU in 2019 and the completion of the Allen CC, clean air controls project at Shawnee Fossil Plant ("Shawnee"), and manufacturing of the Watts Bar steam generator in 2018. These decreases were offset by an increase in expenditures for the Boone Dam and Pickwick South Embankment Remediation projects.

2018 Compared to 2017

Net cash flows used in investing activities decreased by $267 million for 2018 compared to 2017, driven by the completion of Paradise CC, Allen CC, and the clean air controls at Gallatin Fossil Plant ("Gallatin") and Shawnee. With the completion of these projects, TVA does not foresee needing additional large, base-load generation units for at least the next decade. These decreases were partially offset by increases in nuclear fuel expenditures. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.
2019 Compared to 2018

Net cash flows used in financing activities decreased $181 million for 2019 compared to 2018. TVA had $1.4 billion in net debt redemptions in 2019 compared to $1.6 billion in net debt redemptions in 2018. TVA's financing activities continue to reflect an overall reduction in debt driven by strong financial performance and execution of long-range financial plans to reduce debt and keep TVA's electric rates competitive.

2018 Compared to 2017

Net cash flows used in financing activities increased $1.5 billion for 2018 compared to 2017. TVA had $1.6 billion in net debt redemptions in 2018 compared to $29 million in net debt redemptions in 2017. The increase in redemptions is primarily due to the $1.2 billion increase in operating cash flows, which resulted in additional debt reduction. These increases in redemptions were partially offset by decreases in payments on lease and leasebacks due to the 2017 acquisition of the residual interests in a lease/leaseback arrangement. See Note 11 — Other Long-Term Liabilities.

Cash Requirements and Contractual Obligations

The future planned capital expenditures for property, plant, and equipment additions, including clean air projects and new generation, and nuclear fuel are estimated to be as follows:

Estimated Capital Expenditures(1) For the year ended September 30
	2020	2021	2022
Capacity expansion expenditures	$353	$750	$1,064
Environmental expenditures	254	207	143
Nuclear fuel	366	374	325
Transmission expenditures	503	527	432
Other capital expenditures(2)	886	875	939
Total capital expenditures	$2,362	$2,733	$2,903
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

TVA has certain obligations and commitments to make future payments under contracts, including contracts executed in connection with certain of the planned construction expenditures.  The following table sets forth TVA's estimates of future payments at September 30, 2019.  See Note 10 — Variable Interest Entities, Note 11 — Other Long-Term Liabilities, Note 13 — Debt and Other Obligations, Note 21 — Benefit Plans, and Note 22 — Commitments and Contingencies for a further description of these obligations and commitments.

Commitments and Contingencies Payments due in the year ending September 30
	2020	2021	2022	2023	2024	Thereafter	Total
Debt(1)	$1,952	$1,860	$1,028	$29	$1,022	$15,476	$21,367
Interest payments relating to debt(2)	1,058	1,017	966	945	944	14,254	19,184
Debt of VIEs(3)	40	41	43	40	36	937	1,137
Interest payments relating to debt of VIEs	52	50	49	47	45	451	694
Notes payable	23	—	—	—	—	—	23
Lease obligations
Capital(4)	53	53	53	55	51	418	683
Non-cancelable operating(5)	33	31	15	5	3	2	89
Purchase obligations
Power(6)	317	316	295	187	170	1,041	2,326
Fuel(7)	1,281	978	497	381	378	1,317	4,832
Other(8)	55	48	60	39	22	230	454
Environmental Agreements	1	2	2	2	1	4	12
Membership interests of VIEs subject to mandatory redemption	3	3	3	2	1	16	28
Interest payments related to membership interests of VIEs subject to mandatory redemption	2	2	2	1	1	7	15
Flood response commitment to NRC	—	27	—	—	—	—	27
Unfunded loan commitments	7	—	—	—	—	—	7
Long-term monitoring costs - Kingston ash spill	1	1	1	—	1	7	11
Payments on other financings(9)	60	217	36	10	10	223	556
Retirement Plan(10)	300	300	300	300	300	3,600	5,100
Total	$5,238	$4,946	$3,350	$2,043	$2,985	$37,983	$56,545
Notes
(1) Does not include non-cash items of foreign currency exchange gain of $191 million, unamortized debt issue costs of $50 million, and net discount on sale of Bonds of $81 million.
(2) Includes the effects of interest rate derivatives employed to manage interest rate risk.
(3) Debt of VIEs does not include the non-cash item of unamortized debt issue costs of $9 million.
(4) Includes the interest component of capital leases based on the interest rates stated in the lease agreements and excludes certain related executory costs. Minimum commitments related to executory costs are included in purchase obligations.
(5) Does not include purchased power agreements of $139 million that are accounted for as operating leases and included in power purchase obligations.
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
(9) Includes leasebacks of $50 million, $207 million, and $25 million for 2020, 2021, and 2022, respectively.
(10) Pursuant to amendments to the TVA Retirement System ("TVARS") Rules and Regulations that became effective October 1, 2016, TVA will contribute to TVARS for a period of 20 years (2017-2036) or, if earlier, through the fiscal year in which it is determined by actuarial valuation that TVARS has reached and remained at a 100 percent funded status, which is an amount not less than the greater of (a) the minimum required TVARS actuarial valuation contribution or (b) $300 million.

In addition to the commitments above, TVA had contractual obligations in the form of revenue discounts related to energy prepayments. TVA recognized $10 million of prepayment obligations and related interest payments of $4 million in revenue during 2019. The arrangement ceased in 2019. See Note 1 — Summary of Significant Accounting Policies — Energy Prepayment Obligations and Note 17 — Revenue.

EnergyRight® Solutions Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. As of September 30, 2019, the total carrying amount of the loans receivable, net of discount, was approximately $101 million. Such amounts are not reflected in the Commitments and Contingencies table above. The total carrying amount of the financing obligation was approximately $113 million at September 30, 2019. See Note 7 — Other Long-Term Assets and Note 11 — Other Long-Term Liabilities for additional information.

Off-Balance Sheet Arrangements

At September 30, 2019, TVA had no off-balance sheet arrangements.

Key Initiatives and Challenges

Distributed Energy Resources

Consumer desire for energy choice, among other things, is driving the expectation for flexible options in the electric industry. TVA and LPCs are working together to leverage the strengths of the Tennessee Valley public power model to provide distributed energy solutions that are economical, sustainable, and flexible. TVA will focus on the safety and reliability impacts of these resources as they are interconnected to the grid and will ensure that the pricing of electricity remains as low as feasible. Additional regulatory considerations and analysis may be required as the distributed energy resources ("DER") market, technologies, and programs evolve. TVA is working to develop pricing and regulatory structures with a deliberate and thoughtful analysis of each current and future program offering. This requires strong partnerships with LPCs to give customers choices and provide end-use consumers the flexibility they desire.

In May 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network by adding up to 3,500 additional miles that will better connect its operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as they enter the market. As of September 30, 2019, TVA had installed 483 miles of lines. As of September 30, 2019, TVA had spent $79 million on installation of the fiber optic lines and expects to spend an additional $221 million to complete the project.

Changing Customer Preferences

As more consumers and businesses are demanding cleaner and greener energy, the utility industry is evolving to meet those needs. As TVA also evolves, it will see impacts to the way it does business through the pricing of products, transmission of energy, and development of new products and services for its customers in support of changing customer preferences and its economic development efforts. End-use customers are becoming more technologically sophisticated and want greater control over their energy usage. Many companies are focusing more on sustainability and requiring more energy efficiency as well as cleaner, greener, more renewable energy options. The continuing challenge for TVA and others is finding ways to meet the needs and preferences of customers while successfully developing flexible pricing models to accommodate the evolving markets.

Low-Income Energy Efficiency Program. Through the Home Uplift Program, TVA is partnering with LPCs, state and local governments, non-profit agencies, energy efficiency advocates, and the Tennessee Valley Public Power Association to complete home evaluations and make high-impact home energy upgrades for qualifying homeowners. In addition, TVA and LPCs conduct workshops to educate homeowners about low and no-cost energy efficiency upgrades that improve their quality of life.

Renewable Power Purchase Agreements.  In order to meet customer preferences and requirements for cleaner and greener energy, TVA has entered into certain power purchase agreements ("PPAs") with renewable resource providers during 2019.  These agreements are the latest to stem from TVA's 2017 request for proposals for renewable energy.  During the first quarter of 2019, TVA signed four solar PPAs for 674 MW of solar generation at sites in Tennessee and Alabama.  These four solar projects are expected to come online in 2021.  TVA will procure the renewable energy and sell the resulting Renewable Energy Certificates to specific customers, allowing TVA to increase its renewable energy portfolio without additional costs to other Valley customers.  These agreements are part of progressive partnerships that align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy.

Renewable Power Solutions. During its February 2019 meeting, the TVA Board approved new renewable power solutions, including a utility-scale option and a mid-scale option, that better equip TVA and LPCs with the flexibility to meet changing end-use customer needs. The utility-scale option, referenced at the February 2019 TVA Board meeting as the Flexibility Renewable Option, is implemented by a Renewable Investment Agreement, which aggregates demand through a competitive procurement process. The mid-scale option, also known as the Flexibility Research Project, is a joint project with LPCs to enable solutions for situations where the end-use consumer needs onsite renewable or distributed generation and for TVA to gain market knowledge and operational insights from these research projects.

In addition, TVA issued a request for proposal in April 2019 for up to 200 MW of new renewable energy. The ultimate volume contracted will align to TVA customers' demand for renewable energy, allowing TVA to increase its renewable energy portfolio without additional costs to other Valley customers. TVA accepted proposals through mid-May 2019 and anticipates making selections during the first quarter of 2020.

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
During the IRP process, TVA - with significant input from stakeholders and the public - considered a wide range of future scenarios, various business strategies, and a diverse mix of power-generation resources to build on TVA's existing asset portfolio. IRP study results show:

•	There is a need for new capacity in all scenarios to replace expiring or retiring capacity.

•	Solar expansion plays a substantial role in all future scenarios.

•	Gas, energy storage, and demand response additions provide reliability and/or flexibility to TVA's system.

•	No baseload resources (designed to operate continuously) are added, highlighting the need for operational flexibility in the resource portfolio.

•	Additional coal retirements occur in certain futures.

•	Energy efficiency levels depend on market depth and cost-competitiveness.

•	Wind could play a role if it becomes cost-competitive.

•	In all cases, TVA will continue to provide for economic growth in the Tennessee Valley.

The IRP was developed with input from the public and contributions from a working group of stakeholders from LPCs, environmental organizations, and other public and private entities with a vested interest, including an extensive public outreach that included a series of open meetings around the Tennessee Valley. The final 2019 IRP was approved by the TVA Board at its August 2019 meeting.

Natural Resource Plan

TVA is updating its Natural Resource Plan ("NRP"), which was completed in 2011 to guide TVA's management of the public lands and waters within its seven-state service area. TVA remains committed to a balanced management approach and is considering changes to the NRP that include objectives and programs for each focus area and a flexible approach for long-term planning. These changes align with TVA's mission and will help TVA be better equipped to prioritize funding plans and create efficiencies in business planning and stewardship project implementation. During 2019, TVA hosted public meetings around the Valley and released the draft NRP and the associated Supplemental Environmental Impact Statement ("SEIS") for public review and comment. TVA is currently drafting the final SEIS and 2020 NRP, which are expected to be published in the second quarter of 2020.

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

Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. The revised hydrology models were reviewed and approved by the NRC for Watts Bar Units 1 and 2. However, TVA identified an error in the modeling that will require the models for Watts Bar Units 1 and 2 to be resubmitted. TVA plans to resubmit models for Watts Bar Units 1 and 2 during the first quarter of 2020.  In addition, TVA plans to submit models for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2 during the first quarter of 2020.  TVA will subsequently address conditions at Browns Ferry as needed.  TVA is deferring the decision on the need for additional modifications until after the modeling work is complete.
As of September 30, 2019, TVA had spent $153 million on the modifications and improvements related to extreme flooding preparedness and expects to spend up to an additional $27 million to complete the modifications.

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
Mitigation of Beyond-Design-Basis Events.  NRC rulemaking has been developed to codify the requirements promulgated by orders related to beyond-design-basis flooding and seismic events discussed above. The NRC Commissioners approved the final rule in September 2019.  TVA plans to implement requirements for Sequoyah and Watts Bar by 2022 and for Browns Ferry by 2023.  A gap review of the revised rule has been performed and no new gaps to compliance were identified.  Actions to complete flood and seismic assessments are still ongoing. See Extreme Flooding Preparedness and NRC Seismic Assessments above.
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

Tritium-Producing Burnable Absorber Rods. TVA was a cooperating agency in the February 2016 Department of Energy ("DOE") Final SEIS for the Production of Tritium in a Commercial Light Water Reactor. On April 5, 2017, due to an anticipated need for more tritium-producing burnable absorber rods ("TPBARs"), the DOE announced its preferred alternative for irradiation services, which included use of an additional reactor. As a result of TVA's assessment and concurrence with the DOE's alternative, TVA submitted a license amendment request to the NRC in December 2017 to authorize the irradiation of TPBARs in Watts Bar Unit 2. The NRC approved the request on May 22, 2019. TVA is projecting to begin tritium production in Watts Bar Unit 2 in the fall of 2021. The DOE's decision also allows for irradiation of TPBARs at Sequoyah in the future; however, TVA does not have plans to employ Sequoyah units for tritium production in the near term.

Extended Power Uprate. TVA has undertaken an EPU project at Browns Ferry to increase the amount of electrical generation capacity of its reactors. The license for each reactor was amended to allow reactor operation at the higher power level. The Browns Ferry EPU license amendments were approved by the NRC on August 14, 2017, following a nearly two-year review.

The project involved extensive engineering analyses and modification and replacement of certain existing plant components to enable the units to produce the additional power requested by the license amendments. The project is estimated to cost approximately $475 million. As of September 30, 2019, physical work on all units was complete and the generating capacity is expected to increase by an estimated 465 MW after sufficient run time to validate the new capacity.

Plant Closures.  During its August 2018 meeting, the TVA Board approved a plan to perform assessments of Bull Run and Paradise.  These assessments included resiliency studies for fuel and transmission, financial considerations, and Environmental Assessments pursuant to the National Environmental Policy Act ("NEPA").  Results of these assessments were presented to the TVA Board at its February 2019 meeting, and the Board approved the retirement of Paradise Unit 3 by December 2020 and Bull Run by December 2023. Subsequent to the Board approval, TVA determined Paradise would not be restarted after January 2020 due to the plant's material condition. See Note 6 — Plant Closures.

    Coal Combustion Residual Facilities. TVA has committed to a programmatic approach for the elimination of wet storage of CCRs within the TVA service area. Under this program (the "CCR Conversion Program"), TVA is converting all operational coal-fired plants to dry CCR storage and closing all wet storage facilities.

Dry generation and dewatering projects. Conversion of coal plant CCR wet processes to dry generation or dewatering is complete at Bull Run, Shawnee, and Kingston Fossil Plant ("Kingston"). Construction is underway at Gallatin and is scheduled for completion by December 2019. Construction is also underway at Cumberland Fossil Plant ("Cumberland") and is scheduled for completion in late 2020. Fly ash and gypsum conversion projects at Paradise were complete during the third quarter of 2019.

Landfills. TVA has made strategic decisions to build and maintain lined and permitted dry storage facilities on TVA-owned property at several TVA locations, allowing these facilities to operate beyond existing dry storage capacity. Currently, lined and permitted dry storage facilities are completed and operational at Bull Run, Kingston, and Gallatin, and a lined dry storage facility at Paradise has been constructed but is not yet operational. A lined dry storage facility at Shawnee is currently under construction with completion scheduled for September 2020. Construction of a lined dry storage facility at Cumberland is expected to start in 2021. Kingston's permitted lined dry storage expansion is scheduled for completion in 2021. TVA is designing and permitting a lateral expansion of the existing landfill at Gallatin. Additionally, TVA is initiating the design and permitting process for a new lined landfill at Bull Run, but no decision to construct the facility has been made at this time. Construction of additional lined facilities may occur to support future business requirements.

Wet CCR impoundment closures. TVA is working to close wet CCR impoundments in accordance with federal and state requirements. Closure project schedules and costs are driven by the selected closure methodology (such as closure-in-place or closure-by-removal). Closure initiation dates are driven by environmental regulations. TVA's predominant closure methodology is closure-in-place, with exceptions at certain facilities. TVA issued an environmental impact statement ("EIS") in June 2016 that addresses the closure of CCR impoundments at TVA's coal-fired plants. TVA issued its associated Record of Decision in July 2016. Although the EIS was designed to be programmatic in order to address the mode of impoundment closures, it specifically addressed closure methods at 10 impoundments. TVA subsequently decided to close those impoundments. The method of final closure for each of these facilities will depend on various factors, including the results of studies conducted pursuant to NEPA and approval by appropriate state regulators. Additional NEPA studies will be conducted as other facilities are designated for closure. See Note 12 — Asset Retirement Obligations.

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

In compliance with the CCR Rule, TVA published the results of additional groundwater testing at TVA's CCR facilities on March 1, 2019. The results included values above groundwater protection standards for some constituents at several CCR units. Accordingly, TVA will have to cease sending CCR and non-CCR waste streams to any impacted unlined CCR surface impoundments no later than October 31, 2020 (and potentially earlier due to location demonstration results) and initiate additional corrective actions for groundwater. TVA is developing these corrective actions and published Assessment of Corrective Measures reports to its CCR website in August 2019. Due to location demonstration results, TVA has already ceased sending waste streams to one impoundment at Allen and three impoundments at Gallatin. As required by the CCR Rule, TVA will continue to publish reports in the second quarter of each year on annual groundwater monitoring and corrective actions at its active CCR facilities.

TVA has been involved in two lawsuits concerning the CCR facilities at Gallatin. One of these cases was resolved by the entry of a consent order that became effective July 31, 2019. TVA agreed to close the existing wet ash impoundments by removal, either to an onsite landfill or to an offsite facility. TVA may also submit a plan that allows for beneficial reuse. TVA is currently conducting additional studies and environmental reviews to support its determination of the specific removal plans. See Note 12 — Asset Retirement Obligations and Note 22 — Commitments and Contingencies — Legal Proceedings — Lawsuit Brought by TDEC Involving Gallatin Fossil Plant CCR Facilities and Lawsuit Brought by TSRA and TCWN Involving Gallatin Fossil Plant CCR Facilities for additional information.

In October 2019, TDEC released amendments to its regulations which govern solid waste disposal facilities, including TVA’s active CCR facilities covered by a solid waste disposal permit and those which closed pursuant to a TDEC approved closure plan. Such facilities are generally subject to a 30-year post-closure care period during which the owner or operator must undertake certain activities, including monitoring and maintaining the facility. The amendments will, among other things, substantially increase the post-closure care period, require resubmittal of closure plans every 10 years, and require TVA to submit recommendations as to what activities must be performed during the extended closure period to protect human health and the environment. TVA is currently evaluating the amendments to determine their potential impact on TVA and anticipates that the costs of complying with the amendments could be material.

As of September 30, 2019, TVA had spent approximately $1.8 billion on its CCR Conversion Program. TVA expects to spend an additional $1.2 billion on the CCR Conversion Program through 2024. These estimates may change depending on the final closure method selected for each facility. Once the CCR Conversion Program is completed, TVA will continue to undertake certain CCR projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

Potential Liability Associated with Workers' Exposure to CCR Materials. In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee certain aspects of the cleanup. After the cleanup was completed, Jacobs was sued in the United States District Court for the Eastern District of Tennessee by employees of a contractor involved in the cleanup and family members of some of the employees.  The plaintiffs alleged that Jacobs had failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs alleged that exposure to the fly ash caused a variety of significant health issues and illnesses, including in some cases death. The case was split into two phases, with the first phase considering, among other issues, general causation and the second determining specific causation and damages. On November 7, 2018, a jury hearing the first phase returned a verdict in favor of the plaintiffs, including determinations that Jacobs failed to adhere to its contract with TVA or the Site Wide Safety and Health Plan in place; Jacobs failed to provide reasonable care to the plaintiffs; and Jacobs's failures were capable of causing a list of medical conditions, ranging from hypertension to cancer. On January 11, 2019, the district court referred the parties to mediation. Depending on the outcome of mediation, the litigation will proceed to the second phase on the question of whether Jacobs's failures did in fact cause the plaintiffs' alleged injuries and damages.

On May 13, 2019, an additional group of contractor employees and family members filed suit against Jacobs in the Circuit Court for Roane County, Tennessee. These plaintiffs have raised similar claims to those litigated in the case referenced above.

While TVA is not a party to either of these lawsuits, TVA could be contractually obligated to reimburse Jacobs for some amounts that Jacobs is required to pay. Further, TVA will continue monitoring the litigation to determine whether this or similar cases could have broader implications for the utility industry. See Note 22 — Commitments and Contingencies — Legal Proceedings.

River Management. The Tennessee Valley experienced above normal rainfall and runoff for the first three quarters of 2019 and below normal rainfall and runoff during the fourth quarter of 2019. Despite the below normal rainfall and runoff in the fourth quarter of 2019, adequate reservoir storage accumulated during the preceding three quarters of 2019 helped TVA meet its river system commitments, including managing minimum river flows for navigation, generating low-cost hydroelectric power, maintaining water quality and water supply, and providing recreational opportunities for the Tennessee Valley.  In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy.  Rainfall and runoff in the Tennessee Valley in 2019 were 131 percent and 154 percent of normal, respectively.

Significant flooding occurred in portions of the Tennessee Valley in February 2019. During this time, the Tennessee Valley received 11.6 inches of rainfall, which was 269 percent of normal. Although many locations along the Tennessee River reached or exceeded flood stage, TVA's efforts, including storing water in large tributary reservoirs, accounted for approximately $1.6 billion in avoided damages in areas such as Chattanooga, Tennessee.

Small Modular Reactors. TVA submitted an Early Site Permit Application ("ESPA") for review by the NRC in May 2016. NRC staff concluded their environmental review and issued a Final EIS in April 2019. NRC staff concluded their safety review and issued a Final Safety Evaluation Report in June 2019. The Commission held the statutorily required Mandatory Hearing on August 14, 2019, and a vote on permit issuance is expected by December 31, 2019. The ESPA is based on the potential construction and operation of two or more small modular reactors ("SMRs") units at TVA's Clinch River site in Oak Ridge, Roane County, Tennessee. As of September 30, 2019, TVA had spent $74 million on this project. Since June 2015, the DOE has funded 50 percent of TVA's work on the ESPA through an interagency agreement. Additional spend will be determined based on future project development.

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

As design and construction plans are finalized, the estimated cost and duration continue to be refined. As of September 30, 2019, TVA had spent $173 million related to this project and expects to spend an additional $283 million through 2023. TVA expects the reservoir to return to normal operations in 2022 and is continuing to work with the community to help mitigate local impacts of the extended drawdown.

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

TVA is planning to upgrade the south embankment by constructing berms on the upstream and downstream slopes. The design phase of the project began during the first quarter of 2017 and is now completed. Construction began in the spring of 2019, and the project is currently estimated to be completed in two years, but could take longer depending on successful construction sequencing.  As of September 30, 2019, TVA had spent $71 million related to this project and expects to spend an additional $77 million.

Surplus Property

TVA continues to study its real estate portfolio for the purpose of aligning its real estate holdings with TVA's strategic direction. A comprehensive assessment of its real estate holdings has been completed, and TVA is implementing a strategy aimed at reducing cost and right-sizing its portfolio as part of the effort.

Bellefonte Nuclear Plant. On November 14, 2016, following a public auction, TVA entered into a contract to sell substantially all of the Bellefonte site to Nuclear Development, LLC, for $111 million.  Nuclear Development, LLC, paid TVA $22 million on November 14, 2016, with the remaining $89 million due at closing.  Nuclear Development, LLC, had up to two years from November 14, 2016, to close on the property, and TVA agreed to maintain the site until closing.  Nuclear Development, LLC, requested and was granted an extension of the initial closing date to November 30, 2018. Nuclear Development, LLC, failed to obtain NRC approval of the transfer of the Bellefonte nuclear licenses. TVA determined that the Atomic Energy Act required that this approval be obtained before closing. TVA declined to provide a second extension of the purchase agreement. On November 30, 2018, Nuclear Development, LLC, filed suit against TVA in the United States District Court for the Northern District of Alabama. See Note 22 — Commitments and Contingencies — Legal Proceedings for a discussion of the lawsuit filed by Nuclear Development, LLC.

Knoxville Property. In 2016, TVA completed a comprehensive assessment of its real estate holdings in the Knoxville, Tennessee region including the Knoxville Office Complex ("KOC") and adjacent Summer Place Complex ("SPC"). As a result of this study and a subsequent environmental assessment in 2017, TVA is in the process of consolidating its Knoxville area employees into the West Tower of the KOC or a centralized field office in Norris, Tennessee. As part of this consolidation effort, TVA may convey the SPC and the majority of the East Tower of the KOC.

Regulatory Compliance

Steam-Electric Effluent Guidelines. In November 2015, the EPA published a final rule revising the existing steam-electric effluent limitation guidelines ("ELGs").  The ELGs update the existing technology-based water discharge limitations for power plants.  Compliance with new requirements is required in the 2018-2023 timeframe and will necessitate major upgrades to wastewater treatment systems at all coal-fired plants. Dry fly ash handling is mandated by the rule. The rule also requires either dry bottom ash handling systems or "no discharge" recycle of bottom ash transport waters, and new technology-based limits on flue gas desulfurization ("FGD") (scrubber) wastewater require primary physical/chemical treatment and secondary biological treatment to meet extremely low limits for arsenic, mercury, and selenium.

The EPA published a rule in September 2017, postponing certain compliance/applicability dates to provide the EPA time to review and revise, as necessary, the 2015 ELGs for FGD wastewater and bottom ash transport water. The EPA delayed the compliance dates for these two waste streams from the 2018-2023 timeframe to 2020-2023. However, the 2018-2023 applicability dates and the accompanying requirements for fly ash transport water, flue gas mercury control wastewater, and gasification wastewater remain unchanged. While the EPA reconsiders the limits for FGD wastewater and bottom ash transport water, states have issued National Pollutant Discharge Elimination System ("NPDES") permits for all of TVA's active coal facilities based on the 2015 ELGs, recognizing that the permits may need to be reopened to incorporate modifications to those ELGs.
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

Allen Groundwater Investigation.  The CCR Rule required TVA to implement a comprehensive groundwater monitoring program at units subject to the rule. As a result of this groundwater monitoring program, TVA reported to the Tennessee Department of Environment and Conservation ("TDEC") in May 2017 elevated levels of arsenic, lead, and fluoride in groundwater samples collected from two shallow-aquifer groundwater monitoring wells around the Allen East Ash Disposal Area. TVA, under the oversight of TDEC, conducted a remedial investigation into the nature and extent of the contamination. In March 2018, TVA submitted a draft Remedial Investigation Report to TDEC which was revised after discussions with TDEC and additional investigation. TVA submitted the Final Updated Remedial Investigation Report to TDEC on May 31, 2019.

The remedial investigation confirmed that the high arsenic, fluoride, and lead concentrations are limited to the shallow alluvial aquifer in the north and south areas of the Allen East Ash Disposal Area. These areas are not adversely impacting the Memphis aquifer, which is the source of the public drinking water supply. All samples taken from the Memphis aquifer through TVA production wells were below the EPA drinking water standards. As the result of a pumping test conducted on TVA production wells at the nearby Allen CC by the United States Geological Survey and the University of Memphis, TVA is committed to not operating these production wells until additional data supports safe use. TVA constructed water tanks on site and is purchasing cooling water from Memphis Light, Gas and Water. The use of water tanks rather than the wells may impose some operational restrictions on the Allen CC due to the lower availability of cooling water.

On March 14, 2019, TDEC approved TVA's interim groundwater monitoring plan.  TVA will sample the monitoring wells around the Allen East Ash Disposal Area quarterly throughout CY 2019. TVA will prepare a memorandum following each sampling event, and an annual report will be issued. The groundwater monitoring plan will be reviewed and modified as required to support the project needs. TVA is currently in the process of finalizing and initiating the interim response action for a groundwater extraction system to control and begin treating the shallow groundwater that contains elevated concentrations of arsenic.  TVA began dewatering the Allen East Impoundment in September 2019.

TVA is evaluating closure options for the Allen East Ash Disposal Area, as well as the nearby West Ash Impoundment, through an EIS pursuant to NEPA. In March 2019, TVA released its public scoping report, which eliminated closure-in-place as an alternative. On October 4, 2019, the draft EIS was published for a 45-day public comment period.

Ratemaking

TVA, LPCs, and directly served industries have worked collaboratively in recent years to develop changes to rates that focus on TVA's long-term pricing efforts and the changing needs of customers in the Tennessee Valley. These changes have improved pricing by better aligning rates with underlying cost drivers and by sending improved pricing signals, while maintaining competitive industrial rates and keeping residential rates affordable.

At its May 10, 2018 meeting, the TVA Board approved a rate change that reduced wholesale energy rates for Standard Service (residential and small commercial customers) and introduced a GAC at an offsetting rate to better recover fixed costs. Recognizing the need for flexibility, all LPCs were presented with the option to implement the wholesale changes in October 2018 or defer the implementation of the GAC until October 2019. Seventy-nine LPCs elected to implement the wholesale changes in October 2018, while the remaining 75 LPCs implemented the wholesale changes in October 2019.

At its May 9, 2019 meeting, the TVA Board approved a change to the wholesale power rate schedules to provide a mechanism to adjust the GAC for large changes in LPC load. This change helps ensure the equitable administration of the GAC.

At its August 22, 2019 meeting, the TVA Board approved a 20-year Partnership Agreement option that better aligns the length of LPC contracts with TVA's long-term commitments. These agreements are automatically extended each year after their initial effective date. Participating LPCs will receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment to the Valley, which enables TVA to recover its long-term financial commitments over a commensurate period. As of September 30, 2019, 131 LPCs had signed the 20-year Partnership Agreement with TVA, which represents 56 percent of total operating revenues in 2019.

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

The risk of cybersecurity events such as malicious code attacks, unauthorized access attempts, and social engineering attempts continues to intensify. While TVA and its third-party vendors and service providers have been, and will likely continue to be, subjected to such attacks and attempts to disrupt operations, to date the attacks have not impacted TVA's ability to operate as planned. See Item 1A, Risk Factors — Operational Risks — TVA's facilities and information infrastructure may not operate as planned due to cyber threats to TVA's assets and operations.

Over the last few years, there has been an increase of malicious cyber activity across all industries, including the energy sector. This activity has caused the need for heightened awareness and preparedness. TVA is leveraging federal and other partners to better identify, detect, protect, and respond to these potential attacks. While there have been incidents of phishing and attempted fraud against TVA and its vendors and service providers, these events have not had a significant or material impact on business or operations.

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

Regulatory Accounting

The TVA Board is authorized by the TVA Act to set rates for power sold to customers; thus, TVA is "self-regulated." Additionally, TVA's regulated rates are designed to recover its costs of providing electricity. In view of demand for electricity and the level of competition, TVA has assumed that rates, set at levels that will recover TVA's costs, can be charged and collected. As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections of costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods. The timeframe over which the regulatory assets are recovered from customers or regulatory liabilities are credited to customers is subject to annual TVA Board approval. At September 30, 2019, TVA had $8.9 billion of Regulatory assets and $150 million of Regulatory liabilities.

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

In 2017, the TVA Board authorized management to accelerate amortization of certain regulatory assets to the extent actual net income in 2018 exceeded the budgeted amount, up to the aggregate amount of those certain regulatory assets. Assets included in this Board action include: deferred nuclear generating units, environmental cleanup costs related to the Kingston ash spill, and nuclear training costs related to the refurbishing and restarting of Browns Ferry Unit 1 and the construction of Watts Bar Unit 2. TVA recorded $857 million of accelerated amortization of the Deferred nuclear generating units and Nuclear training costs regulatory assets in 2018. The TVA Board authorized TVA to use the amount included in the 2019 rate action for these two regulatory assets, to the extent needed, to accelerate amortization of the Environmental cleanup costs - Kingston ash spill regulatory asset in 2019. TVA recorded $266 million of accelerated recovery for the Kingston ash spill regulatory asset in 2019.
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
Asset Retirement Obligations

TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets. These obligations relate to TVA's generating facilities, including coal-fired, nuclear, hydroelectric, and natural gas and/or oil-fired. They also pertain to coal ash impoundments, transmission facilities, and other property-related assets. Activities involved with the retirement of these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site restoration. TVA periodically reviews its estimated asset retirement obligation ("ARO") liabilities. Revisions to the ARO estimates are made whenever factors indicate that the timing or amounts of estimated cash flows have changed. Any change to an ARO liability is recognized prospectively as an equivalent increase or decrease in the carrying value of the capitalized asset. Any accretion or depreciation expense related to these liabilities and assets is charged to a regulatory asset. See Note 8 — Regulatory Assets and Liabilities — Nuclear Decommissioning Costs and Non-Nuclear Decommissioning Costs and Note 12 — Asset Retirement Obligations.

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

At September 30, 2019, the estimated future nuclear decommissioning cost recognized in the financial statements was $3.1 billion and was included in AROs, and the unamortized regulatory asset related to nuclear decommissioning ARO costs of $868 million was included in Regulatory assets.

The following key assumptions can have a significant effect on estimates related to the nuclear decommissioning costs reported in TVA's nuclear ARO liability:

Timing and Method – In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning. First, the date of the plant's retirement must be estimated. At Browns Ferry and Sequoyah, the estimated retirement date is based on the unit with the longest license period remaining. At Watts Bar, the estimated retirement date is based on each unit's license period. Second, an assumption must be made on the timing of the decommissioning. TVA has ascribed probabilities to two different decommissioning methods related to its nuclear decommissioning obligation estimate: the DECON method and the SAFSTOR method. The DECON method requires that radioactive contamination be removed from a site and safely disposed of or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation. The SAFSTOR method allows nuclear facilities to be placed and maintained in a condition that allows the facilities to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use. TVA bases its nuclear decommissioning estimates on site-specific cost studies, which are updated for each of TVA's nuclear units at least every five years. Changes in probabilities ascribed to the assumptions or the timing of decommissioning can significantly change the present value of TVA's obligations.

Cost Estimates – There is limited experience with actual decommissioning of large nuclear facilities. Changes in technology and experience as well as changes in regulations regarding nuclear decommissioning could cause cost estimates to change significantly. TVA's cost studies assume current technology and regulations.

Cost Escalation Rate – TVA uses expected inflation rates over the remaining timeframe until the costs are expected to be incurred to estimate the amount of future cash flows required to satisfy TVA's decommissioning obligations.

Discount Rate – TVA uses its incremental borrowing rate over a period consistent with the remaining timeframe until the costs are expected to be incurred to calculate the present value of the weighted estimated cash flows required to satisfy TVA's decommissioning obligations.

The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. A 10 percent change in TVA's ARO for nuclear decommissioning cost at September 30, 2019, would have affected the liability by approximately $314 million.

Non-Nuclear Decommissioning. At September 30, 2019, the estimated future non-nuclear decommissioning cost recognized in the financial statements was $2.5 billion and was included in AROs, and the unamortized regulatory asset related to non-nuclear decommissioning ARO costs of $1.7 billion was included in Regulatory assets.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and predicting how costs will escalate with inflation.  These costs are predominantly CCR and asbestos removal. CCR removal is primarily closure-in-place except for specific ponds located at Allen and Gallatin. Asbestos removal is based on cost per square foot. The following key assumptions can have a significant effect on estimates related to the non-nuclear decommissioning costs:

Timing and Method – In projecting non-nuclear decommissioning costs, the date of the asset's retirement must be estimated. In instances where the retirement of a specific asset will precede the retirement of the generating plant, the anticipated retirement date of the specific asset is used. Additionally, TVA expects to incur certain ongoing costs subsequent to the initial asset retirement. TVA develops its cost estimates based on likelihood of decommissioning method where options exist in fulfilling legal obligations (e.g. closure-in-place or closure-by-removal for coal ash impoundments).  The decommissioning method is determined based on several factors including available technologies, environmental studies, cost factors, resource availability, and timing requirements.  As these factors are considered and decommissioning methods are determined, the detailed project schedules and estimates are adjusted. During 2016, TVA management updated its non-nuclear plant closure method assumption from a maintain-in-place method to a plant demolition method. See Note 8 — Regulatory Assets and Liabilities — Non-Nuclear Decommissioning Costs.

Technology and Regulation – Changes in technology and experience as well as changes in regulations regarding non-nuclear decommissioning could cause cost estimates to change significantly. TVA's cost estimates generally assume current technology and regulations. In April 2015, the EPA published its final rule governing CCR, which regulates landfill and impoundment location, design, and operations; dictates certain pond-closure conditions; and establishes groundwater monitoring and closure and post-closure standards.  As a result of this ruling, in 2015 TVA made revisions to the assumptions and estimates used to calculate its CCR AROs.  TVA continues to evaluate the impact of the rule on its operations, including cost and timing estimates of related projects.  As a result, further adjustments to its ARO liabilities may be required as estimates are refined.

Cost Escalation Rate – TVA uses expected inflation rates over the remaining timeframe until the costs are expected to be incurred to estimate the amount of future cash flows required to satisfy TVA's decommissioning obligations.

Discount Rate – TVA uses its incremental borrowing rate over a period consistent with the remaining timeframe until the costs are expected to be incurred to calculate the present value of the weighted estimated cash flows required to satisfy TVA's decommissioning obligations.

The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in the discount or escalation rates, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. A 10 percent change in TVA's ARO for non-nuclear decommissioning costs at September 30, 2019, would have affected the liability by approximately $243 million.

Gallatin Coal Combustion Residuals. As of September 30, 2018, the estimated cost of the potential Gallatin CCR project was $900 million. The current and long-term portions of the resulting obligation were reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. As of September 30, 2018, related liabilities of $30 million were recorded in Accounts payable and accrued liabilities. As a result of the subsequent decision in TVA's favor by the Sixth Circuit, as well as the June 2019 consent order filed in the case brought by TDEC, Gallatin CCR project costs are now recorded in Asset retirement obligations. See Note 12 — Asset Retirement Obligations.

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

Expected Return on Plan Assets. The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. In determining the expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice, the current outlook on capital markets, the asset allocation policy, and the anticipated impact of active management. Based upon review of the current plan's asset target allocation mix, capital market outlooks, and the most recent studies, TVA management maintained its 6.75 percent expected long-term rate of return on plan assets assumption, which will be used to calculate the 2020 net periodic pension cost.

TVA recognizes the impact of asset performance on pension expense over a three-year phase-in period through a market-related value of assets calculation. The market-related value of assets recognizes investment gains and losses over a three-year period and is used in calculating expected return on plan assets and net gain or loss for pension cost determination.

A higher expected rate of return assumption decreases the net periodic pension benefit costs, whereas a lower expected rate of return assumption increases the net periodic pension benefit cost. The plan's actual rate of return for 2019 was 4.99 percent compared to the assumption of 6.75 percent. The difference between the expected and actual return on plan assets resulted in an actuarial loss of $88 million that is recognized as an increase in the related regulatory asset and an increase in the pension benefit obligation at September 30, 2019.

Discount Rate. TVA's discount rates are derived by identifying a theoretical settlement portfolio of high quality corporate bonds of Aa quality or higher sufficient to provide for the projected benefit payments. The model matches the present value of the projected benefit payments to the market value of the theoretical settlement bond portfolio with any resulting excess funds presumed to be reinvested and used to meet successive year benefit payments. A single equivalent discount rate is determined to align the present value of the required cash flow with the value of the bond portfolio. The resulting discount rates are reflective of both the current interest rate and the distinct liability of the pension and post-retirement benefit plans.

The discount rate is somewhat volatile because it is determined based upon the prevailing rate as of the measurement date. A higher discount rate decreases the plan obligations and correspondingly decreases the net periodic pension and net post-retirement benefit costs for those plans where actuarial losses are being amortized. Alternatively, a lower discount rate increases net periodic pension and net periodic post-retirement benefit costs. The discount rates used to determine the pension and post-retirement benefit obligations were 3.20 percent and 3.30 percent, respectively, at September 30, 2019.

Health Care Cost Trends. TVA reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. In 2019, TVA changed both the pre-Medicare and post-Medicare health care cost trend rate assumptions adopted in 2017. The pre-Medicare initial health care trend rate was reset to 6.75 percent, the ultimate trend rate remained constant at 5.00 percent, and the year to reach the ultimate rate was extended to 2027 from 2024. The post-Medicare initial health care trend rate and ultimate health care cost trend rate remained constant at zero percent and 4.00 percent, respectively, whereas the year to reach the ultimate rate was extended to 2023 from 2021 attributable to lower than expected premium increases on the private exchange. This reset of the health cost trend rate assumptions resulted in a $24 million net decrease in the post-retirement obligation at September 30, 2019.

Cost of Living Adjustments. Cost of living adjustments ("COLAs") are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase.  This assumption is based on the long-term expected future rate of inflation based on the capital market outlooks, economic forecasts, and the Federal Reserve policy.  See

Note 21 — Benefit Plans — Plan Assumptions — Cost of Living Adjustment for further discussion on the calculation of the COLA.  The actual COLA for CY 2019 was 2.21 percent, and the COLA assumption for CY 2020 and thereafter is 2.00 percent. A higher COLA increases the pension benefit obligation whereas a lower assumption decreases the obligation. The actual calendar year COLA and the long-term COLA assumption are used to determine the benefit obligation at September 30 and the net periodic benefit costs for the following fiscal year.

Sensitivity to Changes in Key Assumptions

The following tables illustrate the estimated effects of changing certain of the critical actuarial assumptions discussed above, while holding all other assumptions constant and excluding any impact for unamortized actuarial gains and losses:

Sensitivity to Certain Changes in Pension Assumptions At September 30, 2019
Actuarial Assumption	Current Assumption	Change in Assumption	Impact
Effect on 2019 pension expense:
Discount rate	4.35%	(0.25)%	$16
Expected return on assets	6.75%	(0.25)%	14
COLA	2.00%	0.25%	27

Effect on benefit obligation
Discount rate	3.20%	(0.25)%	399
COLA	2.00%	0.25%	261

Sensitivity to Changes in Assumed Health Care Cost Trend Rates At September 30, 2019
	1% Increase	1% Decrease
Effect on total of service and interest cost components for the year	$4	$(4)
Effect on end-of-year accumulated post-retirement benefit obligation	71	(68)

Contributions. The minimum pension contribution for 2019 was $300 million and was paid in twelve monthly installments. TVA made contributions of $7 million to the SERP and $36 million, net of rebates and subsidies received, to the unfunded other post-retirement benefit plans. TVA expects to contribute $300 million to TVARS, $5 million to the SERP, and $29 million to the other post-retirement benefit plans in 2020.

Accounting Mechanisms. In accordance with current accounting guidance, TVA utilizes a number of accounting mechanisms that reduce the volatility of reported pension expense. Differences between actuarial assumptions and actual plan results are deferred and amortized into period expense only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-relative value of plan assets. If necessary, the excess is amortized over the average future expected working lifetime of participants expected to receive benefits, which is approximately 10 years for the pension plan and 12 years for the post-retirement plan. Additionally, TVA recognizes pension costs as regulatory assets to the extent that the amount calculated under U.S. GAAP as pension expense differs from the amount TVA contributes to the pension plan as pension plan contributions. As a result of recent plan design changes, future contributions are expected to exceed the expense calculated under U.S. GAAP. Accordingly, TVA will discontinue this regulatory accounting practice once all such deferred costs have been recovered, at which time it will recognize pension costs in accordance with U.S. GAAP. Furthermore, amortization of net prior service cost/(credit) resulting from a plan change is included as a component of period expense in the year first recognized and every year thereafter until it is fully amortized.  The increase or decrease in the benefit obligation due to a plan change is amortized over the average remaining service period of participating employees expected to receive benefits under the plans. The pension and post-retirement plans currently have prior service costs/(credits) from plan changes made in 2009, 2010, 2016, 2018, and 2019 with remaining amortization periods of one to 10 years.

Fair Value Measurements

Investments

Investment Funds. Investments classified as trading consist of amounts held in the Nuclear Decommissioning Trust ("NDT"), Asset Retirement Trust ("ART"), SERP, and Deferred Compensation Plan ("DCP").  These assets are generally measured at fair value based on quoted market prices or other observable market data such as interest rate indices.  These investments are primarily U.S. and international equities, real estate investment trusts, fixed income investments, high-yield fixed income investments, U.S. Treasury Inflation-Protected Securities, treasuries, currencies, derivative instruments, and other investments.  TVA has classified all of these trading securities as either Level 1, Level 2, or Investments measured at net asset value.  See Note 16 — Fair Value Measurements — Valuation Techniques for a discussion of valuation levels of the investments.

Plan Investments. TVA's qualified benefit pension plan is funded with qualified plan assets. These investments are primarily global public equities, private equities, fixed income securities, public real assets, and private real assets.  See Note 21 — Benefit Plans — Fair Value Measurements for disclosure of fair value measurements for investments held by TVARS that support TVA's qualified defined benefit pension plan.

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

Currency and Interest Rate Derivatives.  TVA has three currency swaps and four "fixed for floating" interest rate swaps.   The currency swaps protect against changes in cash flows caused by volatility in exchange rates related to outstanding Bonds denominated in British pounds sterling. The currency and interest rate swaps are classified as Level 2 valuations as the rate curves and interest rates affecting the fair value of the contracts are based on observable data.  The application of credit valuation adjustments ("CVAs") did not materially affect the fair value of these assets and liabilities at September 30, 2019.

Commodity Contracts.  TVA enters into commodity derivatives for coal and natural gas that require physical delivery of the contracted quantity of the commodity. The fair values of these derivative contracts are determined using internal models based on income approaches. TVA develops an overall coal forecast based on widely-used short-term and mid-range market data from an external pricing specialist in addition to long-term internal estimates. To value the volume option component of applicable coal contracts, TVA uses a Black-Scholes pricing model which includes inputs from the overall coal price forecast, contract-specific terms, and other market inputs. Based on the use of certain significant unobservable inputs, these valuations are classified as Level 3 valuations.  Additionally, any settlement fees related to early termination of coal supply contracts are included at the contractual amount.  The application of CVAs did not materially affect the fair value of these assets and liabilities at September 30, 2019.

TVA maintains policies and procedures to value commodity contracts using what is believed to be the best and most relevant data available.  In addition, TVA's risk management group reviews valuations and pricing data.  TVA retains independent pricing vendors to assist in valuing certain instruments without market liquidity.

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

All derivative instruments are analyzed individually and are subject to unique risk exposures.  The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2019.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold. See Note 15 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral for a discussion of collateral related to TVA's derivative liabilities.

New Accounting Standards and Interpretations

See Note 2 — Impact of New Accounting Standards and Interpretations for a discussion of recent accounting standards and pronouncements which were issued by the Financial Accounting Standards Board ("FASB"), became effective for TVA, or were adopted by TVA during the presented periods.

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

Environmental Matters

See Item 1, Business — Environmental Matters, which discussion is incorporated by reference into this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Legal Proceedings

From time to time, TVA is a party to or otherwise involved in Legal Proceedings that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. As of September 30, 2019, TVA had accrued approximately $14 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 22 — Commitments and Contingencies — Legal Proceedings, which discussions are incorporated into this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Risk Management Activities

TVA is exposed to various market risks.  These market risks include risks related to commodity prices, investment prices, interest rates, currency exchange rates, inflation, and counterparty credit and performance risk.  To help manage certain of these risks, TVA has entered into various derivative transactions, including commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in its trust investment funds, it is TVA's policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes.  See Note 15 — Risk Management Activities and Derivative Transactions.

Risk Governance

The Enterprise Risk Council ("ERC") is responsible for the highest level of risk oversight at TVA and is also responsible for communicating enterprise-wide risks with policy implications to the TVA Board or a designated TVA Board committee. The ERC is comprised of the Enterprise Leadership Team ("ELT") and the Chief Risk Officer ("CRO") who acts as Chair. ERC members may invite additional attendees to meetings as non-voting participants. The ERC has also established subordinate committees, consisting of business unit leaders, to assist in the oversight of fuel and power procurement, DER programs and products, and general risk management.

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

Commodity Price Risk

TVA is exposed to effects of market fluctuations in the price of commodities that are critical to its operations, including electricity, coal, and natural gas. The magnitude of exposure to these risks is influenced by many factors including contract terms and market liquidity.  TVA's commodity price risk is substantially mitigated by its cost-based rates, including its total fuel cost adjustment, and long-term fixed price commodity contracts.

TVA manages risk with commodity contract derivatives for both coal and natural gas that require physical delivery of the contracted quantity. A hypothetical 10 percent decline in the market price of coal on September 30, 2019 and 2018, would have resulted in decreases of approximately $34 million and $63 million, respectively, in the fair value of TVA's coal derivative instruments at these dates. A hypothetical 10 percent decline in the market price of natural gas on September 30, 2019 and 2018, would have resulted in decreases of approximately $79 million and $102 million, respectively, in the fair value of TVA's natural gas derivative instruments at these dates.

Investment Price Risk

TVA's investment price risk relates primarily to investments in TVA's NDT, ART, pension fund, SERP, and DCP.

Nuclear Decommissioning Trust.  The NDT is generally designed to achieve a return in line with overall equity and debt market performance.  The assets of the trust are invested in debt and equity securities, private partnerships, and certain derivative instruments including forwards, futures, options, and swaps, and through these investments the trust has exposure to U.S. equities, international equities, real estate investment trusts, natural resource equities, high-yield debt, domestic debt, U.S. Treasury Inflation-Protected Securities ("TIPS"), treasuries, private real assets, private equity, and private credit strategies.  At September 30, 2019 and 2018, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $211 million and $205 million, respectively.

Asset Retirement Trust.  The ART is presently invested to achieve a return in line with overall equity and debt market performance. The assets of the trust are invested in debt and equity securities, private partnerships, and certain derivative instruments including options, and through these investments the trust has exposure to U.S. equities, real estate investment trusts, natural resource equities, high-yield debt, domestic debt, TIPS, treasuries, private real assets, private equity, and private credit strategies.  At September 30, 2019 and 2018, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $77 million and $71 million, respectively.

Qualified Pension Plan. The TVARS asset allocation policy for qualified pension plan assets has targets of 43 percent equity including global public and private equity investments, 32 percent fixed income securities, and 25 percent real assets including public and private real asset investments. TVARS has a long-term investment plan that contains a dynamic de-risking strategy which will allocate investments to assets that better match the liability, such as long duration fixed income securities, over time as improved funding status targets are met. Pursuant to the TVARS Rules and Regulations, any proposed changes in asset allocation that would change the system's assumed rate of investment return are subject to TVA's review and veto.

As set forth above, the qualified pension plan assets are invested across global public equity, private equity, safety oriented fixed income, opportunistic fixed income, public real assets, and private real assets. The TVARS asset allocation policy includes permissible deviations from these target allocations, and action can be taken, as appropriate, to rebalance the plan's assets consistent with the asset allocation policy. At September 30, 2019 and 2018, an immediate 10 percent decrease in the value of the net assets of the fund would have reduced the value of the fund by approximately $798 million and $800 million, respectively.

Supplemental Executive Retirement Plan. The SERP is a non-qualified defined benefit pension plan similar to those typically found in other companies in TVA's peer group and is provided to selected employees of TVA. TVA's SERP was created to recruit and retain key executives. The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA's qualified defined benefit plan and Internal Revenue Code Section 415 limits on qualified retirement plans. The SERP currently targets an asset allocation policy for its plan assets of 64 percent equity securities, which includes U.S. and non-U.S. equities, and 36 percent fixed income securities. The SERP plan assets are presently invested to achieve a return in line with overall equity and debt market performance. At September 30, 2019 and 2018, an immediate 10 percent decrease in the value of the SERP investments would have reduced the value of the investments by $6 million and $7 million, respectively.

Deferred Compensation Plan. The DCP is designed to provide participants with the ability to defer compensation until employment with TVA ends. The plan assists in the recruitment of top executive talent for TVA. As in other corporations, deferred compensation can be an integral part of a total compensation package. Assets currently include deferral balances. The default return on investment of the accounts is interest calculated based on the composite rate of all marketable U.S. Treasury issues. Executives may alternatively choose to have their balances adjusted based on the return of certain mutual funds. At both September 30, 2019 and 2018, an immediate 10 percent decrease in the value of the deferred compensation accounts would have reduced the value of the accounts by $3 million.

Interest Rate Risk

TVA's interest rate risk is related primarily to its short-term investments, short-term debt, long-term debt, and interest rate derivatives.

Investments.  At September 30, 2019, TVA had $299 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2019 was $336 million.  The average interest rate that TVA received on its short-term investments during 2019 was 2.40 percent.  If the rates of interest that TVA received on its short-term investments during 2019 were 1.40 percent, TVA would have received approximately $3 million less in interest from its short-term investments.  At September 30, 2018, TVA had $299 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2018 was $348 million.  The average interest rate that TVA received on its short-term investments during 2018 was 1.60 percent.  If the rates that TVA received on its short-term investments during 2018 were 0.60 percent, TVA would have received approximately $3 million less in interest from its short-term investments.  In addition to affecting the amount of interest that TVA receives from its short-term investments, changes in interest rates could affect the value the investments in its pension plan, ART, NDT, SERP, and DCP.  See Risk Management Activities — Investment Price Risk above.

Short-Term Debt.  At September 30, 2019, TVA's short-term borrowings were $922 million, and the current maturities of long-term debt were $1.1 billion.  Based on TVA's interest rate exposure at September 30, 2019, an immediate one percentage point increase in interest rates would have resulted in an increase of $20 million in TVA's short-term interest expense.  At September 30, 2018, TVA's short-term borrowings were $1.2 billion, and the current maturities of long-term debt were $1.1 billion.  Based on TVA's interest rate exposure at September 30, 2018, an immediate one percentage point increase in interest rates would have resulted in an increase of $23 million in TVA's short-term interest expense.

Long-Term Debt.  At September 30, 2019 and 2018, the interest rates on all of TVA's outstanding long-term debt were fixed (or subject only to downward adjustment under certain conditions).  Accordingly, an immediate one percentage point increase in interest rates would not have affected TVA's interest expense associated with its long-term debt.  When TVA's long-term debt matures or is redeemed, however, TVA typically refinances debt in whole or in part by issuing additional debt. Accordingly, if interest rates are high when TVA issues this additional debt, TVA's cash flows, results of operations, and financial condition may be adversely affected.  This risk is somewhat mitigated by the fact that TVA's debt portfolio is diversified in terms of maturities and has a long average life.  At September 30, 2019 and 2018, the average life of TVA's debt portfolio was 16.1 years and 16.3 years, respectively.  A schedule of TVA's debt maturities is contained in Note 13 — Debt and Other Obligations — Debt Outstanding.

Interest Rate Derivatives. Changes in interest rates also affect the mark-to-market valuation of TVA's interest rate derivatives.  See Note 15 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives. TVA had four interest rate swaps outstanding at September 30, 2019 and September 30, 2018. Net unrealized gains and losses on these instruments are reflected on TVA's Consolidated Balance Sheets in a regulatory asset account, and realized gains and losses are reflected in earnings.  Based on TVA's interest rate exposure at September 30, 2019 and 2018, an immediate one-half percentage point decrease in interest rates would have increased the interest rate swap liabilities by $253 million and $196 million, respectively.

London Interbank Offered Rate. TVA has four "fixed for floating" interest rate swaps related to outstanding Bonds, and receives periodic payments under these swaps based on the floating London Interbank Offered Rate ("LIBOR") benchmark rate. TVA may also have additional contracts that could be impacted. LIBOR is expected to be discontinued after 2021. Various alternatives for LIBOR are being evaluated by market participants, with the Secured Overnight Financing Rate being the most widely-adopted alternative thus far. TVA may face risks related to the viability of an alternative benchmark over the remaining terms of its current contracts, or over the terms of any future contracts that rely on the benchmark rate.

Currency Exchange Rate Risk

Over the next several years, TVA plans to spend a significant amount of capital on clean air projects, capacity expansion, and other projects. A portion of this amount may be spent on contracts that are denominated in one or more foreign currencies. Additionally, TVA's three issues of Bonds denominated in British pounds sterling are hedged by currency swap agreements. The value of the U.S. dollar compared with other currencies has fluctuated widely in recent years, including fluctuations in the U.S. dollar to British pound sterling exchange rate primarily driven by the "BREXIT" vote for the United Kingdom to leave the European Union. If not effectively managed, foreign currency exposure could negatively impact TVA's counterparty risk, cash flows, results of operations, and financial condition.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30
 (in millions)

	2019	2018	2017
Operating revenues
Revenue from sales of electricity	$11,159	$11,075	$10,586
Other revenue	159	158	153
Total operating revenues	11,318	11,233	10,739
Operating expenses
Fuel	1,896	2,049	2,169
Purchased power	1,007	973	991
Operating and maintenance	3,090	2,598	2,604
Depreciation and amortization	1,973	2,527	1,717
Tax equivalents	541	518	525
Total operating expenses	8,507	8,665	8,006
Operating income	2,811	2,568	2,733
Other income (expense), net	62	50	56
Other net periodic benefit cost	258	256	758
Interest expense	1,198	1,243	1,346
Net income (loss)	$1,417	$1,119	$685

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

ASSETS
	2019	2018
Current assets
Cash and cash equivalents	$299	$299
Accounts receivable, net	1,739	1,657
Inventories, net	999	961
Regulatory assets	156	414
Other current assets	85	86
Total current assets	3,278	3,417

Property, plant, and equipment
Completed plant	62,944	61,114
Less accumulated depreciation	(31,384)	(29,335)
Net completed plant	31,560	31,779
Construction in progress	1,893	1,999
Nuclear fuel	1,534	1,487
Capital leases	146	149
Total property, plant, and equipment, net	35,133	35,414

Investment funds	2,968	2,862

Regulatory and other long-term assets
Regulatory assets	8,763	6,612
Other long-term assets	325	362
Total regulatory and other long-term assets	9,088	6,974

Total assets	$50,467	$48,667
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	2019	2018
Current liabilities
Accounts payable and accrued liabilities	$1,812	$1,982
Accrued interest	296	305
Current portion of leaseback obligations	40	38
Current portion of energy prepayment obligations	—	10
Regulatory liabilities	150	187
Short-term debt, net	922	1,216
Current maturities of power bonds	1,030	1,032
Current maturities of long-term debt of variable interest entities	39	38
Current maturities of notes payable	23	46
Total current liabilities	4,312	4,854

Other liabilities
Post-retirement and post-employment benefit obligations	6,181	4,476
Asset retirement obligations	5,453	4,665
Other long-term liabilities	2,490	2,715
Leaseback obligations	223	263
Regulatory liabilities	—	104
Total other liabilities	14,347	12,223

Long-term debt, net
Long-term power bonds, net	19,094	20,157
Long-term debt of variable interest entities, net	1,089	1,127
Long-term notes payable	—	23
Total long-term debt, net	20,183	21,307

Total liabilities	38,842	38,384

Commitments and contingencies (Note 22)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	10,823	9,404
Total power program proprietary capital	11,081	9,662
Nonpower programs appropriation investment, net	556	564
Accumulated other comprehensive income (loss)	(12)	57
Total proprietary capital	11,625	10,283

Total liabilities and proprietary capital	$50,467	$48,667
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30
(in millions)

	2019	2018	2017
Net income (loss)	$1,417	$1,119	$685
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(114)	10	59
Reclassification to earnings from cash flow hedges	45	26	(26)
Total other comprehensive income (loss)	$(69)	$36	$33
Total comprehensive income (loss)	$1,348	$1,155	$718
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the years ended September 30
 (in millions)

	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$1,417	$1,119	$685
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization(1)	1,993	2,554	1,763
Amortization of nuclear fuel cost	379	382	341
Non-cash retirement benefit expense	314	324	837
Prepayment credits applied to revenue	(10)	(100)	(100)
Other regulatory amortization and deferrals	261	2	143
Changes in current assets and liabilities
Accounts receivable, net	(40)	(68)	230
Inventories and other current assets, net	(87)	65	1
Accounts payable and accrued liabilities	(155)	143	(109)
Accrued interest	(8)	(36)	(17)
Pension contributions	(307)	(304)	(805)
Settlements of asset retirement obligations	(89)	(106)	(123)
Other, net	52	(37)	(118)
Net cash provided by operating activities	3,720	3,938	2,728

Cash flows from investing activities
Construction expenditures	(1,700)	(1,759)	(2,153)
Nuclear fuel expenditures	(474)	(457)	(305)
Purchases of investments	(48)	(49)	(49)
Loans and other receivables
Advances	(10)	(12)	(11)
Repayments	11	4	8
Other, net	(22)	4	(26)
Net cash used in investing activities	(2,243)	(2,269)	(2,536)

Cash flows from financing activities
Long-term debt
Issues of power bonds	—	998	999
Redemptions and repurchases of power bonds	(1,035)	(1,731)	(1,558)
Payments on debt of variable interest entities	(38)	(36)	(35)
Redemptions of notes payable	(46)	(53)	(27)
Short-term debt issues (redemptions), net	(294)	(782)	592
Payments on leases and leasebacks	(43)	(42)	(136)
Financing costs, net	—	(3)	(4)
Other, net	(21)	(9)	(22)
Net cash (used in) provided by financing activities	(1,477)	(1,658)	(191)
Net change in cash and cash equivalents	—	11	1
Cash, cash equivalents, and restricted cash at beginning of year	322	311	310
Cash, cash equivalents, and restricted cash at end of year	$322	$322	$311
The accompanying notes are an integral part of these consolidated financial statements.
Note
(1) Including amortization of debt issuance costs and premiums/discounts.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
For the years ended September 30
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2016	$258	$7,594	$580	$(12)	$8,420
Net income (loss)	—	693	(8)	—	685
Total other comprehensive income (loss)	—	—	—	33	33
Return on power program appropriation investment	—	(5)	—	—	(5)
Balance at September 30, 2017	$258	$8,282	$572	$21	$9,133
Net income (loss)	—	1,127	(8)	—	1,119
Total other comprehensive income (loss)	—	—	—	36	36
Return on power program appropriation investment	—	(5)	—	—	(5)
Balance at September 30, 2018	$258	$9,404	$564	$57	$10,283
Net income (loss)	—	1,425	(8)	—	1,417
Total other comprehensive income (loss)	—	—	—	(69)	(69)
Return on power program appropriation investment	—	(6)	—	—	(6)
Balance at September 30, 2019	$258	$10,823	$556	$(12)	$11,625
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

The power program has historically been separate and distinct from the stewardship programs.  It is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, or other evidences of indebtedness (collectively, "Bonds").  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the United States Department of the Treasury ("U.S. Treasury") as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment").  In the 1998 Energy and Water Development Appropriations Act, Congress directed TVA to fund essential stewardship activities related to its management of the Tennessee River system and nonpower or stewardship properties with power revenues in the event that there were insufficient appropriations or other available funds to pay for such activities in any fiscal year.  Congress has not provided any appropriations to TVA to fund such activities since 1999.  Consequently, during 2000, TVA began paying for essential stewardship activities primarily with power revenues, with the remainder funded with user fees and other forms of revenues derived in connection with those activities.  The activities related to stewardship properties do not meet the criteria of an operating segment under accounting principles generally accepted in the United States of America ("GAAP").  Accordingly, these assets and properties are included as part of the power program, TVA's only operating segment.

Power rates are established by the TVA Board of Directors (the "TVA Board") as authorized by the Tennessee Valley Authority Act of 1933 (the "TVA Act").  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes ("tax equivalents"); debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the Power Program Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's business.  TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment with the 2014 payment; therefore, this item is no longer a component of rate setting. In setting TVA's rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Rates set by the TVA Board are not subject to review or approval by any state or other federal regulatory body.

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

Basis of Presentation

The accompanying consolidated financial statements, which have been prepared in accordance with GAAP, include the accounts of TVA, wholly-owned direct subsidiaries, and variable interest entities ("VIE") of which TVA is the primary beneficiary. See Note 9 — Asset Acquisitions and Note 10 — Variable Interest Entities. Intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain historical amounts have been reclassified in the accompanying consolidated financial statements to the current presentation. TVA reclassified $256 million and $758 million of net periodic benefit costs from Operating and maintenance expense to Other net periodic benefit cost in the Consolidated Statements of Operations for the years ending September 30, 2018 and 2017, respectively, as a result of the retrospective presentation of financing costs due to the implementation of the new accounting standard for defined benefit plan costs effective for TVA October 1, 2018. TVA also reclassified $13 million from Restricted cash and cash equivalents to Other long-term assets on the Consolidated Balance Sheet at September 30, 2018.

In the September 30, 2018, Consolidated Statements of Cash Flows, amounts previously reported as $(30) million Fuel cost adjustment deferral, $(7) million Fuel cost tax equivalents, and $39 million Other, net were consolidated and presented as $2 million Other regulatory amortization and deferrals. Additionally, $(22) million in cash flows from operating activities previously recorded as $(9) million Accounts payable and accrued liabilities and $(13) million Regulatory asset costs were reclassified to Other, net. In cash flows from financing activities, $(5) million previously recorded as Payments to U.S. Treasury was reclassified to Other, net.

In the September 30, 2017, Consolidated Statements of Cash Flows, amounts previously reported as $98 million Fuel cost adjustment deferral, $5 million Fuel cost tax equivalents, and $40 million Other, net were consolidated and presented as $143 million Other regulatory amortization and deferrals. Additionally, $(60) million in cash flows from operating activities previously recorded as $(10) million Accounts payable and accrued liabilities and $(50) million Regulatory asset costs were reclassified to Other, net. In cash flows from financing activities, $(5) million previously recorded as Payments to U.S. Treasury was reclassified to Other, net.

Additionally, as a result of the implementation of the new accounting standard for Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, $(29) million and $(9) million were reclassified from Short-term debt issues (redemptions), net in cash flows from financing to Other, net in cash flows from operating activities in 2018 and 2017, respectively.

Cash, Cash Equivalents, and Restricted Cash

Cash includes cash on hand, non-interest bearing cash, and deposit accounts. All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalents that are restricted, as to withdrawal or use under the terms of certain contractual agreements, are recorded in Other long-term assets on the Consolidated Balance Sheets. Restricted cash and cash equivalents includes cash held in trusts that are currently restricted for TVA economic development loans and for certain TVA environmental programs in accordance with agreements related to compliance with certain environmental regulations. See Note 22 — Commitments and Contingencies — Legal Proceedings — Environmental Agreements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash At September 30
	2019	2018
Cash and cash equivalents	$299	$299
Restricted cash and cash equivalents, included in Other long-term assets	23	23
Total Cash, cash equivalents, and restricted cash	$322	$322

On the September 30, 2018 and 2017, Consolidated Statements of Cash Flows, transfers between cash and restricted cash were previously reported as $12 million and $1 million, respectively, as Other, net in cash flows from operating activities.  Due to the implementation of the new accounting standard for restricted cash in 2019, these amounts are not reported as cash flow activities on the Consolidated Statement of Cash Flows.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts reflects TVA's estimate of probable losses inherent in its accounts and loans receivable balances excluding the EnergyRight® loans receivable.  TVA determines the allowance based on known accounts, historical experience, and other currently available information including events such as customer bankruptcy and/or customers failing to fulfill payment arrangements after 90 days.  It also reflects TVA's corporate credit department's assessment of the financial condition of customers and the credit quality of the receivables.

The allowance for uncollectible accounts was less than $1 million at both September 30, 2019 and 2018, for accounts receivable.  Additionally, loans receivable of $131 million and $138 million at September 30, 2019 and 2018, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively, and are reported net of allowances for uncollectible accounts of less than $1 million at both September 30, 2019 and 2018, respectively.

Revenues

TVA recognizes revenue from contracts with customers to depict the transfer of goods or services to customers in an amount to which the entity expects to be entitled in exchange for those goods or services. For the generation and transmission of electricity, this is generally at the time the power is delivered to a metered customer delivery point for the customer's consumption or distribution. As a result, revenues from power sales are recorded as electricity is delivered to customers. In addition to power sales invoiced and recorded during the month, TVA accrues estimated unbilled revenues for power sales provided to five customers whose billing date occurs prior to the end of the month.  Exchange power sales are presented in the accompanying Consolidated Statements of Operations as a component of sales of electricity. Exchange power sales are sales of excess power after meeting TVA native load and directly served requirements.  Native load refers to the customers on whose behalf a company, by statute, franchise, regulatory requirement, or contract, has undertaken an obligation to serve. TVA engages in other arrangements in addition to power sales. Certain other revenue from activities related to TVA's overall mission are recorded in Other revenue. Revenues that are not related to the overall mission are recorded in Other income (expense), net.

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenue from such pre-commercial generation based on the guidance provided by Federal Energy Regulatory Commission ("FERC") regulations. Watts Bar Nuclear Plant ("Watts Bar") Unit 2 commenced pre-commercial plant operations in June 2016, and commercial operations began in October 2016. In addition, the Paradise Combined Cycle Plant ("Paradise CC") commenced pre-commercial plant operations in October 2016, and commercial operations began in April 2017. The Allen Combined Cycle Plant ("Allen CC") began pre-commercial plant operations in September 2017, and began commercial operations in April 2018. Cogeneration capability at Johnsonville Combustion Turbine Unit 20 commenced pre-commercial plant operations in September 2017, and was placed in service during December 2017. Estimated revenue of $11 million related to these projects was capitalized to offset project costs for the year ended September 30, 2018. TVA also capitalized related fuel costs for these construction projects of approximately $19 million during the year ended September 30, 2018. No such amounts were capitalized during 2019.

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

Allowance for Inventory Obsolescence.  TVA reviews materials and supplies inventories by category and usage on a periodic basis.  Each category is assigned a probability of becoming obsolete based on the type of material and historical usage data.  In 2018, TVA started moving from a site-specific inventory management policy to a fleet-wide strategy for each generation type. Based on the estimated value of the inventory, TVA adjusts its allowance for inventory obsolescence.

Property, Plant, and Equipment, and Depreciation

Property, Plant, and Equipment. Additions to plant are recorded at cost, which includes direct and indirect costs.  The cost of current repairs and minor replacements is charged to operating expense.  Nuclear fuel, which is included in Property, plant, and equipment, is valued using the average cost method for raw materials and the specific identification method for nuclear fuel in a reactor.  Amortization of nuclear fuel in a reactor is calculated on a units-of-production basis and is included in fuel expense. When property, plant, and equipment is retired, accumulated depreciation is charged for the original cost of the assets. Gains or losses are only recognized upon the sale of land or an entire operating unit.

Depreciation. TVA accounts for depreciation of its properties using the composite depreciation convention of accounting.  Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on the external depreciation studies. These studies will be updated at least every five years.  Depreciation expense for the years ended September 30, 2019, 2018, and 2017 was $1.8 billion, $1.3 billion, and $1.3 billion, respectively. Depreciation expense expressed as a percentage of the average annual depreciable completed plant was 3.09 percent for 2019, 2.45 percent for 2018, and 2.49 percent for 2017.  Average depreciation rates by asset class are as follows:

Property, Plant, and Equipment Depreciation Rates At September 30 (percent)
	2019	2018	2017
Asset Class
Nuclear	2.38	2.64	2.66
Coal-fired(1)	4.96	2.32	2.33
Hydroelectric	1.61	1.57	1.58
Gas and oil-fired	3.00	2.93	3.27
Transmission	1.34	1.32	1.34
Other	7.16	5.90	6.12
Note
(1) The rate for 2019 includes the acceleration of depreciation related to retiring certain coal-fired units.

Coal-Fired. As a result of TVA's decision to idle or retire certain units since the previous depreciation study, TVA recognized $566 million, $48 million, and $104 million in accelerated depreciation expense related to the units during the years ended September 30, 2019, 2018, and 2017, respectively. Accelerated depreciation is based on the remaining useful life of the asset at the time the decision is made to idle or retire a unit.

Capital Lease Agreements.  Assets recorded under capital lease agreements are included in property, plant, and equipment. These primarily consist of a natural gas lateral pipeline, power production facilities, water treatment assets, certain office equipment, and land of $146 million and $149 million at September 30, 2019 and 2018, respectively. Amortization expense related to capital leases is included in Depreciation and amortization in TVA's statement of operations, excluding leases and other financing obligations where regulatory accounting is applied. See Note 8 — Regulatory Assets and Liabilities — Other Non-Current Regulatory Assets — Deferred Capital Leases and Other Financing Obligations.

Reacquired Rights. Property, plant, and equipment includes intangible reacquired rights, net of amortization, of $200 million and $208 million as of September 30, 2019 and 2018, respectively, related to the purchase of residual interests from lease/leaseback agreements of certain combustion turbine units. Amortization expense was $8 million, $8 million, and $4 million for 2019, 2018, and 2017, respectively. See Note 9 — Asset Acquisitions.

Software Costs.  TVA capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in Property, plant, and equipment on the Consolidated Balance Sheets and are generally amortized over seven years.  At September 30, 2019 and 2018, unamortized computer software costs totaled $63 million and $53 million, respectively.  Amortization expense related to capitalized computer software costs was $38 million, $32 million, and $26 million for 2019, 2018, and 2017, respectively.  Software costs that do not meet capitalization criteria are expensed as incurred.

Impairment of Assets.  TVA evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  For long-lived assets, TVA bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, regulatory approval and ability to set rates at levels that allow for recoverability of the assets, and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, TVA determines whether an impairment has occurred based on an estimate of undiscounted cash flows attributable to the asset as compared with the carrying value of the asset.  If an impairment has occurred, the amount of the impairment recognized is measured as the excess of the asset's carrying value over its fair value.  Additionally, TVA regularly evaluates construction projects.  If the project is canceled or deemed to have no future economic benefit, the project is written off as an asset impairment or, upon TVA Board approval, reclassified as a regulatory asset. See Note 6 — Plant Closures.

Decommissioning Costs

TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets.  These obligations relate to fossil fuel-fired generating plants, nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.  These other property-related assets include, but are not limited to, easements and coal rights.  Activities involved with retiring these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site restoration.  Revisions to the estimates of asset retirement obligations ("AROs") are made whenever factors indicate that the timing or amounts of estimated cash flows have changed materially.  Any accretion or depreciation expense related to these liabilities and assets is charged to a regulatory asset.  See Note 8 —

Regulatory Assets and Liabilities — Nuclear Decommissioning Costs and Non-Nuclear Decommissioning Costs and Note 12 — Asset Retirement Obligations.

Blended Low-Enriched Uranium Program

Under the blended low-enriched uranium ("BLEU") program, TVA, the U.S. Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for the DOE's surplus of enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants. Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA's use of this blended nuclear fuel. TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use. TVA estimated DOE's portion of the cost savings from the program to be $166 million since 2006. The last reload of BLEU material is currently underway at Browns Ferry Nuclear Plant ("Browns Ferry"). Since 2011, total payments to the DOE amounted to approximately $165 million for this program. No payments were made during the year ended September 30, 2019, and the remaining obligation recorded was $1 million at September 30, 2019.

Down-blend Offering for Tritium

TVA, the DOE, and certain nuclear fuel contractors have entered into agreements, referred to as the Down-blend offering for Tritium, that provide for the production, processing, and storage of low-enriched uranium that is to be made using surplus DOE highly enriched uranium and other uranium.  Low-enriched uranium can be fabricated into fuel for use in a nuclear power plant.  Production of the low-enriched uranium began in the summer of 2019 and is contracted to continue through October 2027.  Beginning October 2027, contract activity will consist of storage and flag management.  Flag management ensures that the uranium is of U.S. origin, free from foreign obligations, and unencumbered by policy restrictions, so that it can be used in connection with the production of tritium. Under the terms of the interagency agreement between the DOE and TVA, the DOE will reimburse TVA for a portion of the costs of converting the highly enriched uranium to low-enriched uranium. During the year ended September 30, 2019, TVA received $23 million in reimbursements from the DOE. At September 30, 2019, TVA recorded $6 million in Accounts receivable, net related to this agreement.

Investment Funds

Investment funds consist primarily of trust funds designated to fund decommissioning requirements (see Note 22 — Commitments and Contingencies — Decommissioning Costs), the Supplemental Executive Retirement Plan ("SERP") (see Note 21 — Overview of Plans and Benefits — Supplemental Executive Retirement Plan), and the Deferred Compensation Plan ("DCP"). The Nuclear Decommissioning Trust ("NDT") holds funds primarily for the ultimate decommissioning of TVA's nuclear power plants. The Asset Retirement Trust ("ART") holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The NDT, ART, SERP, and DCP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity and debt market performance. The NDT, ART, SERP, and DCP funds are all classified as trading.

Energy Prepayment Obligations

In 2004, TVA and its largest customer, Memphis Light, Gas and Water Division ("MLGW"), entered into an energy prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs of electricity to be delivered by TVA to MLGW over a period of 180 months.  TVA accounted for the prepayment as unearned revenue and reported the obligation to deliver power under this arrangement as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2018 Consolidated Balance Sheet.  The arrangement ceased in 2019. Revenue was recognized in each year of the arrangement as electricity was delivered to MLGW based on the ratio of units of kilowatt hours delivered to total units of kilowatt hours under contract.  As of September 30, 2019, $1.5 billion had been recognized as non-cash revenue on a cumulative basis during the life of the agreement, $10 million and $100 million of which was recognized as non-cash revenue during 2019 and 2018, respectively.

Discounts to account for the time value of money, which are recorded as a reduction to electricity sales, amounted to $4 million and $46 million for the years ended September 30, 2019 and 2018, respectively.

Insurance

Although TVA uses private companies to administer its healthcare plans for eligible active and retired employees not covered by Medicare, TVA does not purchase health insurance.  Third-party actuarial specialists assist TVA in determining certain liabilities for self-insured claims.  TVA recovers the costs of claims through power rates and through adjustments to the participants' contributions to their benefit plans.  These liabilities are included in Other liabilities on the Consolidated Balance Sheets.

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

In addition to excess workers' compensation insurance, TVA purchases the following types of insurance:

•	Nuclear liability insurance; nuclear property, decommissioning, and decontamination insurance; and nuclear accidental outage insurance. See Note 22 — Commitments and Contingencies — Nuclear Insurance.

•	Excess liability insurance for aviation, auto, marine, and general liability exposures.

•	Property insurance for certain conventional (non-nuclear) assets.

The insurance policies are subject to the terms and conditions of the specific policy, including deductibles or self-insured retentions. To the extent insurance would not provide either a partial or total recovery of the costs associated with a loss, TVA would have to recover any such costs through other means, including through power rates.

Research and Development Costs

Research and development costs are expensed when incurred.  TVA's research programs include those related to power delivery technologies, emerging technologies (clean energy, renewables, distributed resources, and energy efficiency), technologies related to generation (fossil fuel, nuclear, and hydroelectric), and environmental technologies.

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
Effect on the Financial Statements or Other Significant Matters
TVA adopted this standard on a retrospective basis for the prior periods presented resulting in a reclassification of net periodic benefit costs from Operating and maintenance expense to Other net periodic benefit cost in the Consolidated Statements of Operations of $256 million and $758 million during 2018 and 2017, respectively. There was no impact on the Consolidated Balance Sheets because TVA has historically capitalized only the service cost component, which is consistent with the new guidance. See Note 1 — Summary of Significant Accounting Policies — Reclassifications for additional details.

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
Effect on the Financial Statements or Other Significant Matters
TVA adopted this standard using the modified retrospective method with no material changes to the amount or timing of revenue recognition. In accordance with the modified retrospective method, TVA's previously issued financial statements have not been restated to comply with the new accounting standard.

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
Effect on the Financial Statements or Other Significant Matters
TVA adopted this standard on a retrospective basis for the prior periods presented. The adoption of this standard resulted in a reclassification of certain cash payments of $29 million and $9 million from financing activities to operating activities shown on the Consolidated Statements of Cash Flows for 2018 and 2017, respectively. The changes did not have a material impact on TVA's financial condition and results of operations. See Note 1 — Summary of Significant Accounting Policies — Reclassifications for additional details.

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
Effect on the Financial Statements or Other Significant Matters
Adoption of this standard resulted in a change to the beginning-of-period and end-of-period cash and cash equivalents and restricted cash amounts presented on the Consolidated Statements of Cash Flows. Amounts previously reported as Other, net in cash flows from operating activities of transfers from cash and restricted cash are not reported as cash flow activities. See Note 1 — Summary of Significant Accounting Policies — Cash, Cash Equivalents, and Restricted Cash for additional details. TVA applied this standard on a retrospective basis for the prior periods presented.

The following accounting standards have been issued but as of September 30, 2019, were not effective and had not been adopted by TVA:

Lease Accounting
Description
This guidance changes the provisions of recognition in both the lessee and lessor accounting models. The standard requires entities that lease assets ("lessees") to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months, while also refining the definition of a lease. In addition, lessees are required to disclose key information about the amount, timing and uncertainty of cash flows arising from leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depend on its classification as a finance lease (formerly referred to as capital lease) or operating lease. The standard requires both types of leases to be recognized on the balance sheet. Operating leases will result in straight-line expense, while finance leases will result in recognition of interest expense on the lease liability separate from amortization expense. The accounting rules for the owner of assets leased by the lessee ("lessor accounting") remain relatively unchanged.

The standard allows for certain practical expedients to be elected related to lease term determination, separation of lease and non-lease elements, reassessment of existing leases, and short-term leases. The standard is to be applied using a modified retrospective transition.

Effective Date for TVA	The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2019.
Effect on the Financial Statements or Other Significant Matters
TVA has completed its evaluation of the impact of adopting this guidance and the changes on its consolidated financial statements and related disclosures. The standard is expected to impact financial position as adoption will increase the amount of assets and liabilities recognized on TVA's Consolidated Balance Sheets approximately $200 million each. The standard is not expected to have a material impact on results of operations or cash flows as expense recognition is intended to be substantially the same as the existing standard.

TVA has elected to apply the following practical expedients:

	Practical Expedient	Description
Package of transition practical expedients (for leases commenced prior to adoption date; expedients must be adopted as a package)
Do not need to 1) reassess whether any expired or existing contracts are leases or contain leases, 2) reassess the lease classification for any expired or existing leases, and 3) reassess initial direct costs for any existing leases.

	Short-term lease expedient (elect by class of underlying asset)	Elect as an accounting policy to not apply the recognition requirements to short-term leases by asset class.
	Existing and expired land easements not previously accounted for as leases	Elect to not evaluate existing or expired easements under the new guidance and carry forward current accounting treatment.
Comparative reporting requirements for initial adoption
Elect to apply transition requirements at adoption date, recognize cumulative effect adjustment to retained earnings in period of adoption, and not apply the new requirements to comparative periods, including disclosures.

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

Customer's Accounting for Implementation Costs in a Cloud Arrangement That Is a Service Contract
Description
This guidance relates to the accounting for a customer's implementation costs in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing those implementation costs with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The amendments also provide requirements for the classification of the capitalized costs and related expense and cash flows in the financial statements, the application of impairment guidance to the capitalized costs, and the application of abandonment guidance to the capitalized costs. Entities are required to apply the amendments either retrospectively or prospectively to all implementation costs incurred after the adoption date.

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

Financial Instruments - Credit Losses
Description
This guidance eliminates the probable initial recognition threshold in current GAAP and, instead, requires an allowance to be recorded for all expected credit losses for certain financial assets that are not measured at fair value. The allowance for credit losses is based on historical information, current conditions, and reasonable and supportable forecasts. The new standard also makes revisions to the other than temporary impairment model for available-for-sale debt securities. Disclosures of credit quality indicators in relation to the amortized cost of financing receivables are further disaggregated by year of origination. The standard also provides a transition relief that is optional for all entities. It provides entities an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments.

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
Effect on the Financial Statements or Other Significant Matters
TVA does not expect the adoption of this standard to have a material impact on TVA's financial condition, results of operations or cash flows. TVA is evaluating the potential impact on related disclosures.

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

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net At September 30
	2019	2018
Power receivables	$1,624	$1,570
Other receivables	115	87
Accounts receivable, net(1)	$1,739	$1,657
Note
(1) Allowance for uncollectible accounts was less than $1 million at September 30, 2019 and 2018, and therefore is not represented in the table above.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net At September 30
	2019	2018
Materials and supplies inventory	$742	$725
Fuel inventory	294	266
RECs/Emission allowance inventory, net	16	14
Allowance for inventory obsolescence	(53)	(44)
Inventories, net	$999	$961

5. Net Completed Plant

Net completed plant consisted of the following:

Net Completed Plant At September 30
	2019			2018
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Coal-fired(1)	$17,400	$12,538	$4,862	$16,482	$11,033	$5,449
Gas and oil-fired	6,054	1,562	4,492	5,990	1,459	4,531
Nuclear	25,543	11,656	13,887	25,227	11,310	13,917
Transmission	7,932	3,083	4,849	7,515	3,038	4,477
Hydroelectric	3,163	1,051	2,112	3,087	1,012	2,075
Other electrical plant	1,920	1,110	810	1,881	1,107	774
Intangible software	3	1	2	3	—	3
Multipurpose dams	900	373	527	900	367	533
Other stewardship	29	10	19	29	9	20
Total	$62,944	$31,384	$31,560	$61,114	$29,335	$31,779
Note
(1) TVA recognized accelerated depreciation as a result of the decision to idle or retire certain units. See Note 6 — Plant Closures.

6. Plant Closures

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

Financial Impact

As a result of TVA's decision to accelerate the retirements of Paradise and Bull Run, certain construction projects at these locations were identified as probable of abandonment or were no longer expected to be in service for greater than one year prior to the plants' retirement dates. The write-off of these projects resulted in $151 million of Operating and maintenance expense during the year ended September 30, 2019. TVA also recognized losses of $19 million in Operating and maintenance expense related to additional materials and supplies inventory reserves and write-offs identified at Paradise during the year ended September 30, 2019.

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Paradise and Bull Run, TVA recognized an additional $566 million of accelerated depreciation for the year ended September 30, 2019.

7.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets At September 30
	2019	2018
EnergyRight® loans receivable	$81	$90
Loans and other long-term receivables, net(1)	125	125
Commodity contract derivative assets(2)	—	31
Restricted cash and cash equivalents(1)	23	23
Prepaid capacity payments	19	27
Other	77	66
Total other long-term assets	$325	$362
Notes
(1) At September 30, 2018, $13 million and $10 million previously classified as Restricted cash and cash equivalents and Loans and other long-term receivables, net (a component of Other long-term assets), respectively, have been reclassified to Restricted cash and cash equivalents (a component of Other long-term assets).
(2) In 2019, these assets are less than $1 million, and therefore are not represented in the table above.

In association with the EnergyRight® Solutions program, LPCs offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2019 and 2018, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $20 million and $22 million, respectively. See Note 11 — Other Long-Term Liabilities for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities At September 30
	2019	2018
Current regulatory assets
Unrealized losses on interest rate derivatives	$89	$73
Unrealized losses on commodity derivatives	39	4
Environmental agreements	—	3
Gallatin coal combustion residual facilities	—	38
Environmental cleanup costs - Kingston ash spill	—	266
Fuel cost adjustment receivable	28	30
Total current regulatory assets	156	414

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	4,756	3,119
Non-nuclear decommissioning costs	1,741	1,019
Unrealized losses on interest rate derivatives	1,241	692
Nuclear decommissioning costs	868	784
Unrealized losses on commodity derivatives	15	8
Environmental agreements	12	11
Gallatin coal combustion residual facilities	—	861
Other non-current regulatory assets	130	118
Total non-current regulatory assets	8,763	6,612
Total regulatory assets	$8,919	$7,026

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$138	$146
Unrealized gains on commodity derivatives	12	41
Total current regulatory liabilities	150	187

Non-current regulatory liabilities
Deferred other post-retirement benefits cost	—	73
Unrealized gains on commodity derivatives	—	31
Total non-current regulatory liabilities	—	104
Total regulatory liabilities	$150	$291

In 2017, the TVA Board authorized management to accelerate amortization of certain regulatory assets to the extent actual net income in 2018 exceeded the budgeted amount, up to the aggregate amount of those certain regulatory assets. Assets included in this TVA Board action include: deferred nuclear generating units, environmental cleanup costs related to the Kingston ash spill, and nuclear training costs related to the refurbishing and restarting of Browns Ferry Unit 1 and the construction of Watts Bar Unit 2. TVA recorded $857 million of accelerated amortization of the Deferred nuclear generating units and Nuclear training costs regulatory assets in 2018. The TVA Board authorized TVA to use the amount included in the 2019 rate action for these two regulatory assets, to the extent needed, to accelerate amortization of the Environmental cleanup costs - Kingston ash spill regulatory asset in 2019. TVA recorded $266 million of accelerated recovery for the Kingston ash spill regulatory asset in 2019.

Deferred Pension Costs and Other Post-retirement Benefit Costs.  TVA measures the funded status of its pension and post-retirement ("OPEB") benefit plans at each year-end balance sheet date. The funded status is measured as the difference between the fair value of plan assets and the benefit obligations at the measurement date for each plan. The changes in funded status are actuarial gains and losses that are recognized on TVA's Consolidated Balance Sheets by adjusting the recognized pension and OPEB liabilities, with the offset deferred as a regulatory asset or a regulatory liability. In an unregulated environment, these deferred costs would be recognized as an increase or decrease to accumulated other comprehensive income (loss) ("AOCI").

"Incurred cost" is a cost arising from cash paid out or an obligation to pay for an acquired asset or service, and a loss from any cause that has been sustained and for which payment has been or must be made. In the cases of pension and OPEB costs, the unfunded obligation represents a projected liability to the employee for services rendered, and thus it meets the definition of an incurred cost. Therefore, amounts that otherwise would be charged to AOCI for these costs are recorded as a regulatory asset or liability since TVA has historically recovered pension and OPEB expense in rates. Through historical and current year expense included in ratemaking, the TVA Board has demonstrated the ability and intent to include pension and OPEB costs in allowable costs and in rates for ratemaking purposes. As a result, it is probable that future revenue will result from inclusion of the pension and OPEB regulatory assets or regulatory liability in allowable costs for ratemaking purposes.

The regulatory asset and liability are classified as long-term, which is consistent with the pension and OPEB liabilities, and are not amortized to the consolidated statements of operations over a specified recovery period. They are adjusted either upward or downward each year in conjunction with the adjustments to the unfunded pension liability and OPEB liability, as calculated by the actuaries. Ultimately the regulatory asset and liability will be recognized in the consolidated statements of operations in the form of pension and OPEB expense as the actuarial liabilities are eliminated in future periods. See Note 21 — Benefit Plans — Obligations and Funded Status.

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

Non-Nuclear Decommissioning Costs.  Non-nuclear decommissioning costs include: (1) certain deferred charges related to the future closure and decommissioning of TVA's non-nuclear long-lived assets, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's ART, and (4) certain other deferred charges under the accounting rules for AROs.  TVA has established the ART to more effectively segregate, manage, and invest funds to help meet future non-nuclear AROs.  The funds from the ART may be used, among other things, to pay the costs related to the future closure and retirement of non-nuclear long-lived assets under various legal requirements.  These future costs can be funded through a combination of investment funds already set aside in the ART, future earnings on those investment funds, and future cash contributions to the ART and future earnings thereon.  For 2019, TVA recovered in rates a portion of its estimated current year non-nuclear decommissioning costs and contributions to the ART. Deferred charges will be recovered in rates based on an analysis of the expected expenditures, contributions, and investment earnings required to recover the decommissioning costs. There is not a specified recovery period; therefore, the regulatory asset is classified as long-term consistent with the ART investments and ARO liability.

Unrealized Losses on Interest Rate Derivatives.  TVA uses regulatory accounting treatment to defer the unrealized gains and losses on certain interest rate derivative contracts. When amounts in these contracts are realized, the resulting gains or losses are included in the ratemaking formula.  The unrealized losses on these interest rate derivatives are recorded on TVA's Consolidated Balance Sheets as current and non-current regulatory assets, and the related realized gains or losses, if any, are recorded on TVA's Consolidated Statements of Operations when the contracts settle. A portion of certain unrealized gains will be amortized into earnings over the remaining lives of the contracts. Gains and losses on interest rate derivatives that are expected to be realized within the next year are included as a current regulatory asset or liability on TVA's Consolidated Balance Sheet.

Nuclear Decommissioning Costs.  Nuclear decommissioning costs include: (1) certain deferred charges related to the future closure and decommissioning of TVA's nuclear generating units under the Nuclear Regulatory Commission ("NRC") requirements, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's NDT, and (4) certain other deferred charges under the accounting rules for AROs.  These future costs will be funded through a combination of the NDT, future earnings on the NDT, and, if necessary, additional TVA cash contributions to the NDT and future earnings thereon.  See Note 1 — Summary of Significant Accounting Policies — Investment Funds.  There is not a specified recovery period; therefore, the regulatory asset is classified as long-term consistent with the NDT investments and ARO liability.

Unrealized Gains (Losses) on Commodity Derivatives.  Unrealized gains (losses) on coal and natural gas purchase contracts, included as part of unrealized gains (losses) on commodity derivatives, relate to the mark-to-market ("MtM") valuation of coal and natural gas purchase contracts.  These contracts qualify as derivative contracts but do not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of these derivative contracts as a regulatory liability or asset.  This treatment reflects TVA's ability and intent to recover the cost of these commodity contracts on a settlement basis for ratemaking purposes through the fuel cost adjustment. TVA recognizes the actual cost of fuel received under these contracts in fuel expense at the time the fuel is used to generate electricity.  These contracts expire at various times through 2020.  Unrealized gains and losses on contracts with a maturity of less than one year are included as a current regulatory asset or liability on TVA's Consolidated Balance Sheets.  See Note 15 — Risk Management Activities and Derivative Transactions.

Environmental Agreements.  In conjunction with the Environmental Agreements, TVA recorded certain liabilities totaling $360 million ($290 million investment in energy efficiency projects, demand response projects, renewable energy projects, and other TVA projects; $60 million to be provided to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects with preference for projects in the Tennessee River watershed; and $10 million in civil penalties). The TVA Board determined that these costs would be collected in customer rates in the future, and, accordingly, the amounts were deferred as a regulatory asset. Through the end of 2019, $279 million has been paid with respect to environmental projects, $60 million has been paid to Alabama, Kentucky, North Carolina, and Tennessee, and $10 million has been paid with respect to civil penalties. The remaining deferred amounts will be charged to expense and recovered in rates over future periods as payments are made through 2027.

Gallatin Coal Combustion Residuals. Based on the August 2017 Order and the assumptions that a new lined facility would be permitted and constructed on the Gallatin site and all existing CCR materials at Gallatin would be moved to this site, TVA estimated the costs of the project to be approximately $900 million, which reflected the expected costs of inflation over the duration of the project but was not discounted to a present value amount given the nature of the obligation. At September 30, 2018, $861 million and $38 million were recorded as long-term and short-term regulatory assets, respectively.

As a result of the subsequent decision in TVA's favor by the Sixth Circuit, as well as the June 2019 consent order filed in the case brought by TDEC, Gallatin CCR project costs are now recorded in Asset retirement obligations. See Note 12 for additional details.

Environmental Cleanup Costs – Kingston Ash Spill. TVA used regulatory accounting treatment to defer all actual costs incurred and expected future costs related to the Kingston Fossil Plant ("Kingston") Ash Spill. The TVA Board approved a plan to amortize these costs over 15 years beginning on October 1, 2009. Insurance proceeds have been recorded as reductions to the regulatory asset and have reduced amounts collected in future rates. Amounts included as a current regulatory asset on TVA's Consolidated Balance Sheets represent the amount to be amortized in the next 12 months. The TVA Board authorized TVA to use the amount included in the 2019 rate action for the Deferred nuclear generating units and Nuclear training costs regulatory assets, to the extent needed, to accelerate amortization of the Environmental cleanup costs - Kingston ash spill regulatory asset in 2019. The remaining balance at September 30, 2018 was recorded as a current asset, and TVA recorded $266 million of accelerated recovery for the Kingston ash spill regulatory asset in 2019.

Fuel Cost Adjustment Receivable.  The fuel cost adjustment provides a mechanism to alter rates monthly to reflect changing fuel and purchased power costs, including realized gains and losses relating to transactions under TVA's Financial Trading Program ("FTP").  There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in fuel rates.  Balances in the fuel cost adjustment regulatory accounts represent over-collected or under-collected revenues that offset fuel and purchased power costs, and the fuel rate is designed to recover or refund the balance in less than one year.

Other Non-Current Regulatory Assets. Other non-current regulatory assets consist of the following:

Deferred Capital Leases and Other Financing Obligations. Deferred capital lease and other financing asset costs represent the difference between the FERC's Uniform System of Accounts Prescribed for Public Utilities and Licensees Subject to the Provisions of the Federal Power Act ("Uniform System of Accounts") model balances and the balances under GAAP guidance. Under the Uniform System of Accounts, TVA recognizes the initial capital lease and other financing asset and liability at inception of the lease or other obligation; however, the annual expense under the Uniform System of Accounts is equal to the annual lease or other financing obligation payments, which differs from GAAP treatment. This practice results in TVA's asset balances being higher than they otherwise would have been under GAAP, with the difference representing a regulatory asset related to each capital lease or other financing obligation. These costs will be amortized over the respective lease or other financing obligation terms as lease or other financing obligation payments are made. As the costs associated with this regulatory asset are not currently being considered in rates and the asset is expected to increase over the next year, the regulatory asset has been classified as long-term.

Debt Reacquisition Costs.  Reacquisition expenses, call premiums, and other related costs, such as unamortized debt issue costs associated with redeemed Bond issues, are deferred and amortized (accreted) on a straight-line basis over the weighted average life of TVA's debt portfolio. Because timing of additional reacquisition expenses and changes to the weighted average life of the debt are uncertain, the regulatory asset is classified as long-term.

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

Fuel Cost Adjustment Tax Equivalents.  The fuel cost adjustment includes a provision related to the current funding of the future payments TVA will make.  As TVA records the fuel cost adjustment, five percent of the calculation that relates to a future asset or liability for tax equivalent payments is recorded as a current regulatory liability and paid or refunded in the following year.

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

                TVA acquired the entities for total cash consideration of $36 million.  The fair value of the assets acquired consisted of $110 million of reacquired rights, and the fair value of liabilities assumed consisted of $74 million in notes payable.  Reacquired rights are an intangible asset included in TVA's Completed plant balance and are amortized over the estimated useful life of the underlying CTs.  Notes payable assumed in the transaction are included in TVA's Short-term debt and require TVA to make semi-annual payments through May 2020.  TVA recognized less than $1 million of amortization expense, related to reacquired rights, within TVA's consolidated statements of operations.  Transaction costs were not material.

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of September 30, 2019 and 2018, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets At September 30
	2019	2018
Current liabilities
Accrued interest	$11	$11
Accounts payable and accrued liabilities	3	2
Current maturities of long-term debt of variable interest entities	39	38
Total current liabilities	53	51
Other liabilities
Other long-term liabilities	25	28
Long-term debt, net
Long-term debt of variable interest entities, net	1,089	1,127
Total liabilities	$1,167	$1,206

Interest expense of $56 million, $58 million, and $59 million related to debt of VIEs and membership interests of variable interest entity subject to mandatory redemption is included in the consolidated statements of operations for the years ended September 30, 2019, 2018, and 2017, respectively.

Creditors of the VIEs do not have any recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to the VIEs other than as prescribed in the terms of the agreements related to these transactions.

11.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as for environmental remediation liabilities and liabilities under agreements related to compliance with certain environmental regulations. See Note 12 — Asset Retirement Obligations, Note 15 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives, and Note 22 — Commitments and Contingencies — Legal Proceedings — Environmental Agreements. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities At September 30
	2019	2018
Interest rate swap liabilities	$1,676	$1,122
Gallatin coal combustion residual facilities liability	—	862
Capital lease obligations	182	178
Currency swap liabilities	193	81
EnergyRight® financing obligation	90	102
Paradise pipeline financing obligation(1)	80	80
Accrued long-term service agreements(1)	66	74
Other(1)	203	216
Total other long-term liabilities	$2,490	$2,715
Note
(1) Certain amounts have been reclassified to conform with current year presentation.

Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. As of September 30, 2019 and 2018, the carrying amount of the interest rate swap liabilities reported in Accounts payable and accrued liabilities was approximately $88 million and $77 million, respectively. See Note 15 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities. As of September 30, 2019, Interest rate swap liabilities increased $554 million as compared to September 30, 2018, primarily due to significant decreases in market interest rates used to discount future expected net cash flows in mark-to-market valuations.

Gallatin Coal Combustion Residual Facilities Liability. As of September 30, 2018, the estimated cost of the potential
Gallatin CCR project was $900 million. The current and long-term portions of the resulting obligation were reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. As of September 30, 2018, related liabilities of $30 million were recorded in Accounts payable and accrued liabilities. As a result of the subsequent decision in TVA's favor by the Sixth Circuit, as well as the June 2019 consent order filed in the case brought by
TDEC, Gallatin CCR project costs are now recorded in Asset retirement obligations. See Note 12 — Asset Retirement Obligations.

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. As of September 30, 2019 and 2018, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $23 million and $25 million, respectively. See Note 7 — Other Long-Term Assets for information regarding the associated loans receivable.

Paradise Pipeline Financing Obligation. TVA reserves firm pipeline capacity on an approximately 19 mile pipeline owned by Texas Gas, which serves TVA's Paradise CC. The capacity contract contains a lease component due to TVA's exclusive right to use the pipeline. TVA accounts for this lease component as a financing transaction. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. As of both September 30, 2019 and 2018, related liabilities of less than $1 million were recorded in Accounts payable and accrued liabilities.

Accrued Long-Term Service Agreement. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on
TVA's Consolidated Balance Sheets. As of September 30, 2019 and 2018, related liabilities of $12 million and $30 million, respectively, were recorded in Accounts payable and accrued liabilities.

12.  Asset Retirement Obligations

During the year ended September 30, 2019, TVA's total ARO liability increased $837 million.

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

TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2017. An increase of $250 million was recorded to the nuclear AROs as a result of the updates. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

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

During 2019, the revisions in non-nuclear estimates increased $50 million for the year ended September 30, 2019. As a result of recent experience in completing settlements at certain facilities, costs for asbestos abatement activities across TVA's fossil fleet increased $114 million. TVA changed the preferred closure method for the Allen West Impoundment from closure-in-place to closure-by-removal, which resulted in a cost increase of $33 million. Partially offsetting these increases was a $57 million decrease in costs for Paradise closure projects, and a $44 million decrease in costs for the Allen East Impoundment closure project. Additionally, as a result of the decision in TVA's favor by the Sixth Circuit in the lawsuit brought by TSRA and TCWN, as well as the June 2019 consent order filed in the case brought by TDEC, Gallatin discounted cash flows related to CCR closure and post-closure costs of $672 million have been recorded as Asset retirement obligations. The obligation is based upon the assumptions outlined in the consent order, including a new lined facility will be permitted and constructed on the Gallatin site and existing CCR materials in the existing wet ash disposal impoundments at Gallatin will be moved to this new facility over a 20-year period. See Note 22 — Commitments and Contingencies — Legal Proceedings — Lawsuit Brought by TDEC Involving Gallatin Fossil Plant CCR Facilities and Lawsuit Brought by TSRA and TCWN Involving Gallatin Fossil Plant CCR Facilities for additional information.

Additionally, during the years ended September 30, 2019 and 2018, both the nuclear and non-nuclear liabilities were increased by periodic accretion, partially offset by settlement projects that were conducted during these periods. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets. During 2019, 2018, and 2017, $144 million per year of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 8 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 16 — Fair Value Measurements — Investment Funds and Note 22 — Commitments and Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2017	$2,859	$1,445	$4,304
Settlements	—	(106)	(106)
Revisions in estimate	—	430	430
Additional obligations	—	1	1
Accretion (recorded to regulatory asset)	130	35	165
Asset disposition	—	(15)	(15)
Balance at September 30, 2018	2,989	1,790	4,779	(1)
Settlements	(7)	(82)	(89)
Revisions in estimate	—	50	50
Additional obligations	18	—	18
Gallatin CCR	—	672	672
Accretion (recorded to regulatory asset)	136	50	186
Balance at September 30, 2019	$3,136	$2,480	$5,616	(1)
Note
(1) The current portions of the ARO liability in the amounts of $163 million and $115 million at September 30, 2019 and 2018, respectively, are included in Accounts payable and accrued liabilities.

13.  Debt and Other Obligations

General

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion at any time.  At September 30, 2019, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities between one and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes are both issued pursuant to Section 15d of the TVA Act and pursuant to the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the "Basic Resolution").  Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds.

Power bonds and discount notes rank on parity and have first priority of payment from net power proceeds, which are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and tax equivalent payments, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.

TVA considers its scheduled rent payments under its leaseback transactions, as well as its scheduled payments under its lease financing arrangements involving John Sevier CCF and Southaven CCF, as costs of operating, maintaining, and administering its power properties. Costs of operating, maintaining, and administering TVA's power properties have priority over TVA's payments on the Bonds.  Once net power proceeds have been applied to payments on power bonds and discount notes as well as any other Bonds that TVA may issue in the future that rank on parity with or subordinate to power bonds and discount notes, Section 2.3 of the Basic Resolution provides that the remaining net power proceeds shall be used only for (1) minimum payments into the U.S. Treasury required by the TVA Act as repayment of, and as a return on, the Power Program Appropriation Investment, (2) investment in power assets, (3) additional reductions of TVA's capital obligations, and (4) other lawful purposes related to TVA's power program.

The TVA Act and the Basic Resolution each contain two bond tests: the rate test and the bondholder protection test.  Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for, among other things, debt service on outstanding Bonds.  As of September 30, 2019, TVA was in compliance with the rate test. See Note 1 — Summary of Significant Accounting Policies — General.  Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of (1) the depreciation accruals and other charges representing the amortization of capital expenditures and (2) the net proceeds from any disposition of power facilities for either the reduction of its capital obligations (including Bonds and the Power Program Appropriation Investment) or investment in power assets. TVA met the bondholder protection test for the five-year period ended September 30, 2015, and must next meet the bondholder protection test for the five-year period ending September 30, 2020.

Secured Debt of VIEs

On August 9, 2013, SCCG issued secured notes totaling $360 million that bear interest at a rate of 3.846 percent. The SCCG notes require amortizing semi-annual payments on each February 15 and August 15, and mature on August 15, 2033. Also on August 9, 2013, SCCG issued $40 million of membership interests subject to mandatory redemption. The proceeds from the secured notes issuance and the issuance of the membership interests were paid to TVA in accordance with the terms of the Southaven head lease. See Note 10 — Variable Interest Entities — Southaven VIE. TVA used the proceeds from the transaction primarily to fund the acquisition of the Southaven CCF from SSSL.

On January 17, 2012, JSCCG issued secured notes totaling $900 million in aggregate principal amount that bear interest at a rate of 4.626 percent. Also on January 17, 2012, Holdco issued secured notes totaling $100 million that bear interest at a rate of 7.1 percent. The JSCCG notes and the Holdco notes require amortizing semi-annual payments on each January 15 and July 15, and mature on January 15, 2042. The Holdco notes require a $10 million balloon payment upon maturity. See Note 10 — Variable Interest Entities — John Sevier VIEs. TVA used the proceeds from the transaction to meet its requirements under the TVA Act. Secured debt of VIEs, including current maturities, outstanding at September 30, 2019 and 2018 totaled approximately $1.1 billion and $1.2 billion, respectively.

Secured Notes

On July 20, 2016, TVA acquired two entities, in a business combination, designed to administer rent payments TVA makes under certain of its lease/leaseback arrangements. On September 27, 2000, the entities issued secured notes totaling $255 million that had an interest rate of 7.299 percent and required amortizing semi-annual payments on each March 15 and September 15 with a maturity date of March 15, 2019. In 2016, TVA assumed these secured notes in the acquisition at a fair value of $78 million. The secured notes of the entities, including current maturities, outstanding at September 30, 2018, totaled approximately $20 million, and are included in Notes payable on TVA's Consolidated Balance Sheet. No such amounts were outstanding at September 30, 2019.

On September 20, 2017, TVA acquired two entities, in an asset acquisition, designed to administer rent payments TVA makes under certain of its lease/leaseback arrangements. On November 14, 2001, the entities issued secured notes totaling $272 million that had an interest rate of 5.572 percent and required amortizing semi-annual payments on each May 1 and November 1 with a maturity date of May 1, 2020. In 2017, TVA assumed these secured notes in the acquisition at a fair value of $74 million. The secured notes of the entities, including current maturities, outstanding at September 30, 2019, totaled approximately $23 million, and are included in Notes payable on TVA's Consolidated Balance Sheet. See Note 9 — Asset Acquisitions.

Short-Term Debt

The following table provides information regarding TVA's short-term borrowings:

Short-term Borrowings At September 30
	2019	2018	2017
Gross amount outstanding - discount notes	$922	$1,217	$1,999

Weighted average interest rate - discount notes	2.152%	2.045%	1.000%

Put and Call Options

Bond issues of $357 million held by the public are redeemable in whole or in part, at TVA's option, on call dates through 2020 and at call prices of 100 percent of the principal amount. Nine Bond issues totaling $217 million, with maturity dates ranging from 2025 to 2043, include a "survivor's option," which allows for right of redemption upon the death of a beneficial owner in certain specified circumstances.  These Bonds were classified as long-term as of September 30, 2019. TVA subsequently announced in October 2019 that $217 million of callable bonds will be redeemed at par on November 15, 2019. See Note 25 — Subsequent Events.

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

The coupon rate for the 1998 Series D PARRS, which mature in June 2028, has been reset seven times, from an initial rate of 6.750 percent to the current rate of 3.550 percent.  In connection with these resets, $301 million of the Bonds have been redeemed; therefore, $274 million of the Bonds were outstanding at September 30, 2019.  The coupon rate for the 1999 Series A PARRS, which mature in May 2029, has been reset six times, from an initial rate of 6.50 percent to the current rate of 3.360 percent.  In connection with these resets, $293 million of the Bonds have been redeemed; therefore, $232 million of the Bonds were outstanding at September 30, 2019.

Due to the contingent nature of the put option on the PARRS, TVA determines whether the PARRS should be classified as long-term debt or current maturities of long-term debt by calculating the expected reset rate for the Bonds on the calculation dates, described above.  If the determination date for reset is before the balance sheet date of the reporting period and the expected reset rate is less than the then-current coupon rate on the PARRS, the PARRS are included in current maturities. Otherwise, the PARRS are included in long-term debt.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the years ended September 30, 2019 and 2018.

Debt Securities Activity For the years ended September 30
	2019	2018
Issues
2018 Series A(1)	$—	$1,000
Discount on debt issues	—	(2)
Total	$—	$998

Redemptions/Maturities(2)
Variable interest entities	$38	$36
Notes payable	46	53
electronotes®	5	52
2013 Series A	1,000	—
2009 Series B	30	29
1997 Series E	—	650
2008 Series B	—	1,000
Total	$1,119	$1,820
Notes
(1) The 2018 Series A bonds were issued at 99.8 percent of par.
(2) All redemptions were at 100 percent of par.

Debt Outstanding

Total debt outstanding at September 30, 2019 and 2018, consisted of the following:

Short-Term Debt At September 30
CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2019	2018
Short-term debt, net of discounts				$922	$1,216
Current maturities of long-term debt of VIEs issued at par				39	38
Current maturities of notes payable				23	46
Current maturities of power bonds issued at par
880591EQ1	10/15/2018		1.750%	—	1,000
880591EF5	12/15/2019		3.770%	1	1
880591EF5	6/15/2020		3.770%	27	29
88059TEL1	11/15/2019		2.650%	1	1
88059TEL1	5/15/2020		2.650%	1	1
880591EV0	3/15/2020		2.250%	1,000	—
Total current maturities of power bonds issued at par				1,030	1,032
Total current debt outstanding, net				$2,014	$2,332

Long-Term Debt At September 30
CUSIP or Other Identifier	Maturity	Coupon Rate		Effective Call Date	2019 Par		2018 Par	Stock Exchange Listings
electronotes®(2)	5/15/2020 - 2/15/2043	2.375% - 3.625%		2/15/2015 - 2/15/2018 (5)	$217		$221	None
880591EV0	3/15/2020	2.250%			—		1,000	New York
880591EL2	2/15/2021	3.875%			1,500		1,500	New York
880591DC3	6/7/2021	5.805%	(3)		246	(1)	261	New York, Luxembourg
880591EN8	8/15/2022	1.875%			1,000		1,000	New York
880591ER9	9/15/2024	2.875%			1,000		1,000	New York
880591CJ9	11/1/2025	6.750%			1,350		1,350	New York, Hong Kong, Luxembourg, Singapore
880591EU2	2/1/2027	2.875%			1,000		1,000	New York
880591300(4)	6/1/2028	3.550%			273		273	New York
880591409(4)	5/1/2029	3.360%			232		232	New York
880591DM1	5/1/2030	7.125%			1,000		1,000	New York, Luxembourg
880591DP4	6/7/2032	6.587%	(3)		307	(1)	326	New York, Luxembourg
880591DV1	7/15/2033	4.700%			472		472	New York, Luxembourg
880591EF5	6/15/2034	3.770%			246		273	None
880591DX7	6/15/2035	4.650%			436		436	New York
880591CK6	4/1/2036	5.980%			121		121	New York
880591CS9	4/1/2036	5.880%			1,500		1,500	New York
880591CP5	1/15/2038	6.150%			1,000		1,000	New York
880591ED0	6/15/2038	5.500%			500		500	New York
880591EH1	9/15/2039	5.250%			2,000		2,000	New York
880591EP3	12/15/2042	3.500%			1,000		1,000	New York
880591DU3	6/7/2043	4.962%	(3)		185	(1)	195	New York, Luxembourg
880591CF7	7/15/2045	6.235%		7/15/2020	140		140	New York
880591EB4	1/15/2048	4.875%			500		500	New York, Luxembourg
880591DZ2	4/1/2056	5.375%			1,000		1,000	New York
880591EJ7	9/15/2060	4.625%			1,000		1,000	New York
880591ES7	9/15/2065	4.250%			1,000		1,000	New York
Subtotal					19,225		20,300
Unamortized discounts, premiums, issue costs, and other					(131)		(143)
Total long-term outstanding power bonds, net					19,094		20,157
Long-term debt of VIEs, net					1,089		1,127
Long-term notes payable					—		23
Total long-term debt, net					$20,183		$21,307
Notes
(1)  Includes net exchange gain from currency transactions of $191 million and $147 million at September 30, 2019 and 2018, respectively.
(2)  Includes one electronotes® issue with partial maturities of principal for each required annual payment.
(3)  The coupon rate represents TVA's effective interest rate.
(4)  TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions.  See Put and Call Options above.
(5)  The bonds are callable on or after the dates shown.

Maturities Due in the Year Ending September 30
	2020	2021	2022	2023	2024	Thereafter	Total
Long-term power bonds, long-term debt of VIEs, and notes payable including current maturities(1)	$1,092	$1,901	$1,071	$69	$1,057	$16,415	$21,605
Short-term debt, net of discounts	922	—	—	—	—	—	922
Note
(1) Long-term power bonds does not include non-cash items of foreign currency exchange gain of $191 million, unamortized debt issue costs of $50 million, and net discount on sale of Bonds of $81 million. Long-term debt of VIE does not include non-cash item of unamortized debt issue costs of $8 million.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2019 with a maturity date of September 30, 2020. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at September 30, 2019. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

TVA also has funding available under the four long-term revolving credit facilities totaling $2.7 billion: a $150 million credit facility that matures on December 11, 2021, a $500 million credit facility that matures on February 1, 2022, a $1.0 billion credit facility that matures on June 13, 2023, and a $1.0 billion credit facility that matures on September 28, 2023. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At September 30, 2019 and 2018, there were $1.3 billion and $921 million, respectively, of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 15 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At September 30, 2019
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
December 2021	$150	$38	$—	$112
February 2022	500	500	—	—
June 2023	1,000	494	—	506
September 2023	1,000	310	—	690
Total	$2,650	$1,342	$—	$1,308

Lease/Leasebacks

TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units
("CTs") as well as certain qualified technological equipment and software ("QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. On September 30, 2019 and 2018, the outstanding leaseback obligations related to the remaining CTs and QTE were $263 million and $301 million, respectively. In March 2019, TVA made final rent payments under lease/leaseback transactions involving eight CTs, and TVA had previously acquired the equity interests related to these transactions. These transactions were terminated in July 2019. Final rent payments are scheduled to be made under the remaining CT lease/leaseback transactions on various dates from May 2020 to January 2022. TVA has already acquired the equity interests related to transactions involving eight of these CTs and will have the option to acquire the equity interests related to transactions involving the remaining eight CTs for additional amounts.

14.  Accumulated Other Comprehensive Income (Loss)

AOCI represents market valuation adjustments related to TVA's currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA's portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt and any related accrued interest in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. For the years ended September 30, 2019 and 2018, TVA reclassified $45 million and $26 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense. See Note 15 — Risk Management Activities and Derivative Transactions.

TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. As such, certain items that would generally be reported in AOCI or that would impact the statements of operations are recorded as regulatory assets or regulatory liabilities. See Note 8 — Regulatory Assets and Liabilities for a schedule of regulatory assets and liabilities.  See Note 15 — Risk Management Activities and Derivative Transactions for a discussion of the recognition in AOCI of gains and losses associated with certain derivative contracts. See Note 16 — Fair Value Measurements for a discussion of the recognition of certain investment fund gains and losses as regulatory assets and liabilities.  See Note 21 — Benefit Plans for a discussion of the regulatory accounting related to components of TVA's benefit plans.

15.  Risk Management Activities and Derivative Transactions

TVA is exposed to various risks.  These include risks related to commodity prices, investment prices, interest rates, currency exchange rates, and inflation as well as counterparty credit and performance risks.  To help manage certain of these risks, TVA has historically entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in its trust investment funds, it is TVA's policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes. TVA has suspended its FTP and no longer uses financial instruments to hedge risks related to commodity prices; however, TVA plans to continue to manage fuel price volatility through other methods and to periodically reevaluate its suspended FTP program for future use of financial instruments.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Amount of Mark-to-Market Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)
For the years ended September 30

Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2019	2018
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction	$(114)	$10

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Interest Expense
For the years ended September 30

Derivatives in Cash Flow Hedging Relationship	2019	2018
Currency swaps	$(45)	$(26)
Note
(1) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $30 million of gains from AOCI to interest expense within the next 12 months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) For the years ended September 30

Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2019	2018
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-Market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses are recognized in interest expense when incurred during the settlement period	$(79)	$(89)

Commodity derivatives under FTP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-Market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production	—	(8)
Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the years ended September 30, 2019 and 2018.

Fair Values of TVA Derivatives At September 30
	2019		2018
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(90)	Accounts payable and accrued liabilities $(6); Other long-term liabilities $(84)	$(67)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(62)
£250 million Sterling	(61)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(56)	(12)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(7)
£150 million Sterling	(57)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(53)	(15)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(12)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(1,261)	Accounts payable and accrued liabilities $(62); Other long-term liabilities $(1,199)	$(878)	Accounts payable and accrued liabilities $(56); Other long-term liabilities $(822)
$476 million notional	(498)	Accounts payable and accrued liabilities $(24); Other long-term liabilities $(474)	(317)	Accounts payable and accrued liabilities $(20); Other long-term liabilities $(297)
$42 million notional	(5)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(3)	(4)	Accounts payable and accrued liabilities $(1); Other long-term liabilities $(3)
Commodity contract derivatives	(41)	Other current assets $12; Other long-term liabilities $(16); Accounts payable and accrued liabilities $(37)	60	Other current assets $41; Other long-term assets $31; Other long-term liabilities $(8); Accounts payable and accrued liabilities $(4)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding at September 30, 2019:

Currency Swaps Outstanding At September 30, 2019
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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the MtM gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included in TVA's Consolidated Statements of Operations. For the years ended September 30, 2019 and 2018, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized losses of $565 million and unrealized gains of $310 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the fair market values as regulatory assets or liabilities on a gross basis.  At September 30, 2019, TVA's coal and natural gas contract derivatives both had terms of up to three years.

Commodity Contract Derivatives At September 30
	2019			2018
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	8	9 million tons	$(4)	13	20 million tons	$58
Natural gas contract derivatives	65	330 million mmBtu	$(37)	61	359 million mmBtu	$2

Derivatives Under FTP. TVA has suspended its FTP and no longer uses financial instruments to hedge risks related to commodity prices. Prior to the suspension of the FTP, TVA deferred all FTP unrealized gains (losses) as regulatory liabilities (assets) and recorded only realized gains or losses to match the delivery period of the underlying commodity. TVA did not experience any unrealized gains and losses related to the FTP at September 30, 2019 or September 30, 2018. TVA experienced the following realized losses related to the FTP during the periods set forth in the table below:

Financial Trading Program Realized Gains (Losses) For the years ended September 30
Decrease (increase) in fuel expense	2019	2018
Natural gas	$—	$(6)

Decrease (increase) in purchased power expense
Natural gas	$—	$(2)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets at September 30, 2019 and 2018, are shown in the table below.

Derivative Assets and Liabilities
	At September 30, 2019
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet(2)
Assets
Commodity derivatives not subject to master netting or similar arrangement	$12	$—	$12

Liabilities
Currency swaps(3)	$208	$—	$208
Interest rate swaps(3)	1,764	—	1,764
Total derivatives subject to master netting or similar arrangement	1,972	—	1,972
Commodity derivatives not subject to master netting or similar arrangement	53	—	53
Total liabilities	$2,025	$—	$2,025

	At September 30, 2018
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet(2)
Assets
Commodity derivatives not subject to master netting or similar arrangement	$72	$—	$72

Liabilities
Currency swaps(3)	$94	$—	$94
Interest rate swaps(3)	1,199	—	1,199
Total derivatives subject to master netting or similar arrangement	1,293	—	1,293
Commodity derivatives not subject to master netting or similar arrangement	12	—	12
Total liabilities	$1,305	$—	$1,305
Notes
(1) Amounts primarily include counterparty netting of derivative contracts, margin account deposits for futures commission merchants transactions, and cash collateral received or paid in accordance with the accounting guidance for derivatives and hedging transactions.
(2) There are no derivative contracts subject to a master netting arrangement or similar agreement that are not offset on the Consolidated Balance Sheets.
(3) Letters of credit of approximately $1.3 billion and $921 million were posted as collateral at September 30, 2019 and 2018, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the NDT, ART, SERP, and DCP.  See Note 16 — Fair Value Measurements — Investments Funds for a discussion of the trusts, plans, and types of investments.  The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.  At September 30, 2019 and 2018, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $22 million and $45 million at September 30, 2019 and 2018, respectively.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At September 30, 2019, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $2.0 billion.  TVA's collateral obligations at September 30, 2019, under these arrangements, were approximately $1.3 billion, for which TVA had posted approximately $1.3 billion in letters of credit.  These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Counterparty Risk

TVA may be exposed to certain risks when a counterparty has the potential to fail to meet its obligations in accordance with agreed terms. These risks may be related to credit, operational, or nonperformance matters. To mitigate certain counterparty risk, TVA analyzes the counterparty's financial condition prior to entering into an agreement, establishes credit limits, monitors the appropriateness of those limits, as well as any changes in the creditworthiness of the counterparty, on an ongoing basis, and when required, employs credit mitigation measures, such as collateral or prepayment arrangements and master purchase and sale agreements, to mitigate credit risk.

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.6 billion of receivables from power sales outstanding at both September 30, 2019 and 2018, nearly all counterparties were rated investment grade. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts and Note 3 — Accounts Receivable, Net.

TVA had revenue from two LPCs that accounted for 17 percent of total operating revenue for the years ended both September 30, 2019 and September 30, 2018.

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

To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at September 30, 2019. The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (e.g., barge, rail, and truck). Emerging technologies, environmental regulations, and low natural gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies. Continued difficulties by coal suppliers could result in consolidations, additional bankruptcies, restructurings, contract renegotiations, or other scenarios. Under these scenarios and TVA's potential available responses, TVA does not anticipate a significant financial impact in obtaining continued fuel supply for its coal-fired generation.

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

Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur substantial costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, ART, and qualified pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At September 30, 2019, all of TVA's currency swaps and interest rate swaps as well as all of the derivatives in the NDT and ART were with banking counterparties whose Moody's credit ratings were A3 or higher.

TVA classifies qualified forward coal and natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At September 30, 2019, the coal contracts were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, ranged from D to Ba3. At September 30, 2019, the natural gas contracts were with counterparties whose ratings ranged from B1 to A2. See Suppliers above for discussion of challenges facing the coal industry.

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

Investment Funds

At September 30, 2019, Investment funds were composed of $3.0 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $2.1 billion and $765 million, respectively, at September 30, 2019.

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

Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $191 million, unfunded commitments related to private real assets of $33 million, and unfunded commitments related to private credit of $22 million at September 30, 2019. The ART had unfunded commitments related to private equity limited partnerships of $96 million, unfunded commitments related to private real assets of $19 million, and unfunded commitments related to private credit of $11 million at September 30, 2019. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at net asset value in the fair value hierarchy.

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

Realized and unrealized gains and losses on equity and trading debt securities are recognized in current earnings and are based on average cost. The gains and losses of the NDT and ART are subsequently reclassified to a regulatory asset or liability account in accordance with TVA's regulatory accounting policy. See Note 1 — Summary of Significant Accounting Policies — Cost-Based Regulation. TVA recorded unrealized gains and losses related to its equity and trading debt securities held during each period as follows:

	Unrealized Investment Gains (Losses) At or for the years ended September 30
Fund	Financial Statement Presentation	2019	2018
NDT	Regulatory asset	$(112)	$18
ART	Regulatory asset	(70)	15
SERP	Other income (expense)	—	1
DCP	Other income (expense)	(2)	1

Currency and Interest Rate Derivatives

See Note 15 — Risk Management Activities and Derivative Transactions — Cash Flow Hedging Strategy for Currency Swaps and Derivatives Not Receiving Hedge Accounting Treatment for a discussion of the nature, purpose, and contingent features of TVA's currency swaps and interest rate swaps. These swaps are classified as Level 2 valuations and are valued based on income approaches using observable market inputs for similar instruments.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2018) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2019.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2019 and 2018. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$464	$—	$—	$464
Government debt securities	279	65	—	344
Corporate debt securities	—	417	—	417
Mortgage and asset-backed securities	—	32	—	32
Institutional mutual funds	250	—	—	250
Forward debt securities contracts	—	22	—	22
Private equity funds measured at net asset value(1)	—	—	—	140
Private real asset funds measured at net asset value(1)	—	—	—	135
Private credit measured at net asset value(1)	—	—	—	33
Commingled funds measured at net asset value(1)	—	—	—	1,131
Total investments	993	536	—	2,968
Commodity contract derivatives	—	7	5	12
Total	$993	$543	$5	$2,980

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(2)	$—	$208	$—	$208
Interest rate swaps	—	1,764	—	1,764
Commodity contract derivatives	—	44	9	53
Total	$—	$2,016	$9	$2,025
Notes
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheets.
(2) TVA records currency swaps net of cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 15 — Risk Management Activities and Derivative Transactions — Offsetting of Derivative Assets and Liabilities.

Fair Value Measurements At September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$220	$—	$—	$220
Government debt securities	199	37	—	236
Corporate debt securities	—	499	—	499
Mortgage and asset-backed securities	—	50	—	50
Institutional mutual funds	126	—	—	126
Forward debt securities contracts	—	45	—	45
Private equity funds measured at net asset value(1)	—	—	—	132
Private real asset funds measured at net asset value(1)	—	—	—	124
Commingled funds measured at net asset value(1)	—	—	—	1,430
Total investments	545	631	—	2,862
Commodity contract derivatives	—	13	59	72
Total	$545	$644	$59	$2,934

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(2)	$—	$94	$—	$94
Interest rate swaps	—	1,199	—	1,199
Commodity contract derivatives	—	11	1	12
Total	$—	$1,304	$1	$1,305
Notes
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheets.
(2) TVA records currency swaps net of cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 15 — Risk Management Activities and Derivative Transactions — Offsetting of Derivative Assets and Liabilities.

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

The following table presents a reconciliation of all commodity contract derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
Commodity Contract Derivatives
Balance at October 1, 2017	$(67)
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	125
Balance at September 30, 2018	58
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	(62)
Balance at September 30, 2019	$(4)

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2019	Valuation Technique(s)	Unobservable Inputs	Range
Assets
Commodity contract derivatives	$5	Pricing model	Coal supply and demand	0.4 - 0.8 billion tons/year
			Long-term market prices	$12.10 - $94.51/ton

Liabilities
Commodity contract derivatives	$9	Pricing model	Coal supply and demand	0.4 - 0.8 billion tons/year
			Long-term market prices	$12.10 - $94.51/ton

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2018	Valuation Technique(s)	Unobservable Inputs	Range
Assets
Commodity contract derivatives	$59	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$12.25 - $112.24/ton

Liabilities
Commodity contract derivatives	$1	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$12.25 - $112.24/ton

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair value of the financial instruments held at September 30, 2019 and 2018, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at September 30, 2019 and 2018, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At September 30, 2019		At September 30, 2018
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$101	$100	$112	$112

Loans and other long-term receivables, net (including current portion)	Level 2	$131	$120	$138	$123

EnergyRight® financing obligation (including current portion)	Level 2	$113	$126	$127	$143

Unfunded loan commitments	Level 2	$—	$10	$—	$3

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	$28	$37	$30	$37

Long-term outstanding power bonds (including current maturities), net	Level 2	$20,124	$26,059	$21,189	$23,896

Long-term debt of VIEs (including current maturities), net	Level 2	$1,128	$1,371	$1,165	$1,256

Long-term notes payable (including current maturities)	Level 2	$23	$23	$69	$68

The carrying value of Cash and cash equivalents, Restricted cash and cash equivalents, and Short-term debt, net approximate their fair values.

The fair value for loans and other long-term receivables is estimated by determining the present value of future cash flows using a discount rate equal to lending rates for similar loans made to borrowers with similar credit ratings and for similar remaining maturities, where applicable. The fair value of long-term debt and membership interests of VIEs subject to mandatory redemption is estimated by determining the present value of future cash flows using current market rates for similar obligations, giving effect to credit ratings and remaining maturities.

17. Revenue

As described in Note 2 — Impact of New Accounting Standards and Interpretations, TVA adopted Revenue from Contracts with Customers effective October 1, 2018, using the modified retrospective method of adoption, which does not require restatement of prior year reported results. As a result of the adoption of this standard, no cumulative effect adjustment was recorded. Additionally, comparative disclosures for 2018 operating results with the previous revenue recognition rules are not applicable as TVA's revenue recognition has not materially changed as a result of the new standard.

Revenue from Sales of Electricity

TVA's revenue from contracts with customers is primarily derived from the generation and sale of electricity to its customers and is included in Revenue from sales of electricity on the Consolidated Statements of Operations. Electricity is sold primarily to LPCs for distribution to their end-use customers. In addition, TVA sells electricity to directly served industrial companies, federal agencies, and others.

LPC sales
Approximately 93 percent of TVA's revenue from sales of electricity is to LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

The amount of revenue is based on contractual prices approved by the TVA Board. Customers are invoiced monthly for power delivered as measured by meters located at the delivery points. The net transaction price is offset by certain credits available to customers that are known at the time of billing. Credits are designed to achieve objectives of the TVA Act and include items such as hydro preference credits for residential customers of LPCs, economic development credits to promote growth in the Tennessee Valley, wholesale bill credits to maintain long-term partnerships with LPCs, and interruptible credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. Payments are typically due within approximately one month of invoice issuance.

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

Disaggregated Revenue

In 2019, the revenues generated from TVA's electricity sales were $11.2 billion and accounted for virtually all of TVA's revenues. TVA's revenues by state for each of the last three years are detailed in the table below:

Operating Revenues By State For the years ended September 30 (in millions)
	2019	2018	2017
Alabama	$1,593	$1,600	$1,524
Georgia	270	267	252
Kentucky	691	696	665
Mississippi	1,063	1,052	1,016
North Carolina	74	66	57
Tennessee	7,419	7,350	7,041
Virginia	45	48	47
Subtotal	11,155	11,079	10,602
Off-system sales	4	7	6
Revenue capitalized during pre-commercial plant operations(1)	—	(11)	(22)
Revenue from sales of electricity	11,159	11,075	10,586
Other revenues	159	158	153
Total operating revenues	$11,318	$11,233	$10,739
Note
(1) Represents revenue capitalized during pre-commercial operations of $11 million at Allen CC in 2018 and $22 million at Watts Bar Unit 2, Paradise CC, and Allen CC in 2017. See Note 1 — Summary of Significant Accounting Policies — Pre-Commercial Plant Operations.

TVA's revenues by customer type for each of the last three years are detailed in the table below:

Operating Revenues by Customer Type For the years ended September 30 (in millions)
	2019	2018	2017
Revenue from sales of electricity
Local power companies	$10,351	$10,262	$9,741
Industries directly served	686	695	735
Federal agencies and other	122	129	132
Revenue capitalized during pre-commercial plant operations(1)	—	(11)	(22)
Revenue from sales of electricity	11,159	11,075	10,586
Other revenues	159	158	153
Total operating revenues	$11,318	$11,233	$10,739
Note
(1) Represents revenue capitalized during pre-commercial operations of $11 million at Allen CC in 2018 and $22 million at Watts Bar Unit 2, Paradise CC, and Allen CC in 2017. See Note 1 — Summary of Significant Accounting Policies — Pre-Commercial Plant Operations.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. At its August 2019 meeting, the TVA Board approved a 20-year Partnership Agreement option that better aligns the length of LPC contracts with TVA's long-term commitments. These agreements are automatically extended each year after their initial effective date. Participating LPCs will receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of September 30, 2019, 131 LPCs had signed the 20-year Partnership Agreement with TVA.

The number of LPCs with the contract arrangements described below, the revenues derived from such arrangements during 2019, and the percentage of TVA's total operating revenues during 2019 represented by these revenues are summarized in the tables below:

TVA Local Power Company Contracts At or for the year ended September 30, 2019
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	131	$6,350	56.1%
10-year termination notice	5	938	8.3%
5-year termination notice	18	3,063	27.1%
Total	154	$10,351	91.5%
Note
(1) Ordinarily, the LPCs and TVA have the same termination notice period; however, in contracts with three of the LPCs with five-year termination notices, TVA has a 10-year termination notice (which becomes a five-year termination notice if TVA loses its discretionary wholesale rate-setting authority). Two of the LPCs have five-year termination notices or a shorter period if any act of Congress, court decision, or regulatory change requires or permits that election.
TVA's two largest LPCs — MLGW and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively.  Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues in 2019.

Contract Balances

Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA does not have any material contract assets as of September 30, 2019.

Contract liabilities represent an entity's obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation.

Energy Prepayment Obligations. In 2004, TVA and its largest customer, MLGW, entered into an energy prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs of electricity to be delivered by TVA to MLGW over a period of 15 years.  TVA accounted for the prepayment as unearned revenue and reported the obligation to deliver power under this arrangement as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2018 Consolidated Balance Sheet.  The arrangement ceased in 2019. TVA recognized approximately $100 million of noncash revenue in each year of the arrangement as electricity was delivered to MLGW based on the ratio of units of kilowatt hours delivered to total units of kilowatt hours under contract. As of September 30, 2019, $1.5 billion had been recognized as noncash revenue on a cumulative basis during the life of the agreement, $100 million of which was recognized as noncash revenue and a corresponding reduction in the balance of Energy prepayment obligations during 2018. During 2019, $10 million was recognized as noncash revenue and a corresponding reduction in the balance of Energy prepayment obligations. Discounts to account for the time value of money, which were recorded as a reduction to electricity sales, amounted to $4 million and $46 million during 2019 and 2018, respectively.

Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in certain business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $310 million and $276 million during 2019 and 2018, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At September 30, 2019 and 2018, the outstanding unpaid incentives were $157 million and $145 million, respectively. These incentives may be subject to clawback provisions if the customers fail to meet certain program requirements.

18. Proprietary Capital

Appropriation Investment

TVA's power program and stewardship (nonpower) programs were originally funded primarily by appropriations from Congress.  In 1959, Congress passed an amendment to the TVA Act that required TVA's power program to be self-financing from power revenues and proceeds from power program financings.  While TVA's power program did not directly receive appropriated funds after it became self-financing, TVA continued to receive appropriations for certain multipurpose and other nonpower mission-related activities as well as for its stewardship activities.  TVA has not received any appropriations from Congress for any activities since 1999, and since that time, TVA has funded stewardship program activities primarily with power revenues.

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

The table below summarizes TVA's activities related to appropriated funds and retained earnings.

Summary of Proprietary Capital Activity At or for the years ended September 30
	2019		2018
	Power Program	Nonpower Programs	Power Program	Nonpower Programs
Appropriation Investment	$258	$4,351	$258	$4,351
Retained Earnings
Balance at beginning of year	9,404	(3,787)	8,282	(3,779)
Net income (loss) for year	1,425	(8)	1,127	(8)
Return on power program appropriation investment	(6)	—	(5)	—
Balance at end of year	10,823	(3,795)	9,404	(3,787)
Net proprietary capital at September 30	$11,081	$556	$9,662	$564

Payments to the U.S. Treasury

TVA paid the U.S. Treasury $6 million, $5 million, and $5 million in 2019, 2018, and 2017, respectively, as a return on the Power Program Appropriation Investment.  The amount of the return on the Power Program Appropriation Investment is based on the Power Program Appropriation Investment balance at the beginning of that year and the computed average interest rate payable by the U.S. Treasury on its total marketable public obligations at the same date.  The interest rates payable by TVA on the Power Program Appropriation Investment were 2.37 percent, 2.09 percent, and 2.00 percent for 2019, 2018, and 2017, respectively.

Accumulated Other Comprehensive Income (Loss)

The items included in AOCI consist of market valuation adjustments for certain derivative instruments.  See Note 15 — Risk Management Activities and Derivative Transactions.

TVA records exchange rate gains and losses on debt and related accrued interest in net income and marks its currency swap assets and liabilities to market through OCI.  TVA recognized unrealized gains (losses) of $(114) million and $10 million in 2019 and 2018, respectively, into AOCI on the mark-to-market of currency swaps. TVA then reclassifies an amount out of AOCI into net income, offsetting the gain/loss from recording the exchange gain/loss on the debt and related accrued interest.  The amounts reclassified from OCI into net income resulted in increases (decreases) to net income of $(45) million, $(26) million, and $26 million in 2019, 2018, and 2017, respectively.  These reclassifications, coupled with the recording of the exchange gain/loss on the debt and related accrued interest, did not have an impact on net income in 2019, 2018, and 2017.  Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $30 million of gains from AOCI to interest expense within the next 12 months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt and related accrued interest.

19.  Other Income (Expense), Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income (Expense), Net For the years ended September 30
	2019	2018	2017
Bellefonte deposit	$21	$—	$—
Interest income	25	23	23
External services	13	14	14
Gains (losses) on investments	3	6	9
Miscellaneous	—	7	10
Total other income (expense), net	$62	$50	$56

During 2019, Other income (expense), net increased $12 million primarily driven by other income related to a $21 million deposit liability received by TVA as a down payment on the sale of Bellefonte. The purchaser, Nuclear Development, LLC, failed to fulfill the requirements of the sales contract with respect to obtaining NRC approval of the transfer of required nuclear licenses and payment of the remainder of the selling price before the November 30, 2018 closing date. Partially offsetting this increase was a decrease of $5 million resulting from gains on the disposition of prior year property and $2 million of unrealized losses on the SERP and DCP investments.

20. Supplemental Cash Flow Information

Interest paid was $1.2 billion for both 2019 and 2018 and $1.3 billion for 2017. These amounts differ from interest expense in certain years due to the timing of payments and interest capitalized for major capital expenditures. There was no interest capitalized in 2019, 2018, or 2017.

Construction in progress and Nuclear fuel expenditures included in Accounts payable and accrued liabilities at September 30, 2019, 2018, and 2017 were $324 million, $372 million, and $425 million, respectively, and are excluded from the Statements of Consolidated Cash Flows for the years ended September 30, 2019, 2018 and 2017 as non-cash investing activities.

Excluded from the Statements of Consolidated Cash Flows for the years ended September 30, 2019 and 2017 as non-cash financing activities were capital lease obligations incurred related to $10 million of leased equipment in 2019 and $10 million of purchase power assets in 2017. There were no capital leases incurred during 2018. Also excluded from the Statement of Consolidated Cash Flows for the year ended September 30, 2017 was $74 million of notes payable related to TVA's acquisition of equity interests in certain SPEs. See Note 9 — Asset Acquisitions.

Cash flows from swap contracts that are accounted for as hedges are classified in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

21.  Benefit Plans

TVA sponsors a qualified defined benefit plan ("pension plan") that covers most of its full-time employees hired prior to July 1, 2014, a qualified defined contribution plan ("401(k) plan") that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of eligible retirees' medical coverage, other postemployment benefits such as workers' compensation, and the SERP.  The pension plan and the 401(k) plan are administered by a separate legal entity, the TVA Retirement System ("TVARS"), which is governed by its own board of directors (the "TVARS Board").

Overview of Plans and Benefits

Retirement Plans. The participants in the pension plan receive either a traditional final average pay pension or a cash balance pension.  The traditional pension benefit is based on the participant's creditable service, average monthly salary for their highest three consecutive years of eligible compensation, and a pension factor based on the participant's age and years of service, less a Social Security offset. The cash balance pension benefit is based on pay and interest credits accumulated in the participant's account and the participant's age.

Participants in the pension plan are also eligible to receive 401(k) plan matching contributions, may be eligible to receive 401(k) plan non-elective contributions, and may be eligible to make after-tax contributions of up to $10,000 per year to the pension plan, which at the election of the participant are invested in either the fixed fund, which receives a fixed interest rate set forth in the plan, or the variable fund, which receives a rate of return based on an S&P 500 index fund. Participants in the pension plan may also become eligible for a supplemental pension benefit based on age and years of service at retirement, which is provided to help offset the cost of retiree medical insurance. Employees first hired on or after July 1, 2014, are participants in the 401(k) plan only and receive both non-elective and matching contributions to their accounts in the 401(k) plan.

On May 23, 2018, the TVARS Board approved amendments to the pension plan and 401(k) plan. These amendments allowed employees who are continuing to accrue cash balance benefits in the pension plan to voluntarily elect to switch future participation to the 401(k) plan only, and employees with cash balance accounts in the pension plan who have a 401(k) only benefit the additional option to waive their rights to benefits under the pension plan and transfer their cash balance accounts (and fixed and variable accounts, if any) to the 401(k) plan. TVARS presented these amendments to TVA for its review and consideration, and the amendments became effective July 8, 2018.

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

401(k) Plan. Under the 401(k) plan, the non-elective and matching contributions TVA makes to participant accounts are based on the participant's employment hire date and years of service. Non-elective employer contributions for eligible participants range from three percent to six percent and matching employer contributions range from 1.5 percent to six percent. TVA recognized $84 million in 401(k) plan contribution costs in 2019. TVA recognized $80 million in 401(k) plan contribution costs in both 2018 and 2017. The 2020 plan contribution costs are estimated to be approximately $88 million.

Supplemental Executive Retirement Plan. TVA has established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits imposed by IRS rules applicable to the qualified defined benefit pension plan.

Other Post-Retirement Benefits.  TVA sponsors two unfunded post-retirement benefit plans that provide for non-vested contributions toward the cost of certain eligible retirees' medical coverage.  The first plan covers only certain retirees and surviving dependents who do not qualify for TVARS benefits, including the supplemental pension benefit.  The second plan is designed to place a limit on the out-of-pocket amount certain eligible retirees pay for medical coverage and provides a credit based on years of TVA service and monthly base pension amount, reduced by any TVARS supplemental pension benefits or any TVA contribution from the first plan, described above. Effective January 2017, all Medicare-eligible retirees and spouses were provided Medicare coverage through a private exchange.  Transition to the exchange does not affect any TVARS supplemental benefits for eligible retirees, and the credit will continue to be calculated in the same manner as before.

Other Post-Employment Benefits.  TVA employees injured in work-related incidents are covered by the workers' compensation program for federal employees administered through the Department of Labor by the Office of Workers' Compensation Programs in accordance with the provisions of the Federal Employees' Compensation Act ("FECA").  FECA provides compensation and medical benefits to federal employees for permanent and temporary disability due to employment-related injury or disease.

Accounting Mechanisms

Regulatory Accounting.  TVA has classified all amounts related to unrecognized prior service costs/(credits), net actuarial gains or losses, and the funded status as regulatory assets or liabilities as such amounts are probable of collection in future rates. Additionally, TVA recognizes pension costs as regulatory assets or regulatory liabilities to the extent that the amount calculated under U.S. GAAP as pension expense differs from the amount TVA contributes to the pension plan as pension plan contributions. As a result of recent plan design changes, future contributions are expected to exceed the expense calculated under U.S. GAAP. Accordingly, TVA will discontinue this regulatory accounting practice once all such deferred costs have been recovered, at which time it will recognize pension costs in accordance with U.S. GAAP.

Cost Method. TVA uses the projected unit credit cost method to determine the service cost and the projected benefit obligation for retirement, termination, and ancillary benefits.  Under this method, a "projected accrued benefit" is calculated at the beginning of the year and at the end of the year for each benefit that may be payable in the future.  The "projected accrued benefit" is based on the plan's accrual formula and upon service at the beginning or end of the year, but it uses final average compensation, social security benefits, and other relevant factors projected to the age at which the employee is assumed to leave active service.  The projected benefit obligation is the actuarial present value of the "projected accrued benefits" at the beginning of the year for employed participants and is the actuarial present value of all benefits for other participants.  The service cost is the actuarial present value of the difference between the "projected accrued benefits" at the beginning and end of the year.

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

Amortization of Prior Service Cost/(Credit). Amortization of net prior service cost/(credit) resulting from a plan change is included as a component of period expense in the year first recognized and every year thereafter until it is fully amortized.  The increase or decrease in the benefit obligation due to the plan change is amortized over the average remaining service period of participating employees expected to receive benefits under the plan. The pension and post-retirement plans have prior service costs/(credits) related to plan changes made in 2009, 2010, 2016, 2018, and 2019 with remaining amortization periods ranging from one to 10 years. However, when a plan change reduces the benefit obligation, existing positive prior service costs are reduced or eliminated starting with the earliest established before a new prior service credit base is established.

Asset Method.  TVA's asset method calculates a market-related value of assets ("MRVA") that recognizes realized and unrealized investment gains and losses over a three-year smoothing period to decrease the volatility of annual net periodic pension benefit costs. The MRVA is used to determine the expected return on plan assets, a component of net periodic pension benefit cost. The difference in the expected return on the MRVA and the actual return on the fair value on plan assets is recognized as an actuarial (gain)/loss in the pension benefit obligation at September 30. However, the MRVA has no impact on the fair value of plan assets measured at September 30.

Obligations and Funded Status

The changes in plan obligations, assets, and funded status for the years ended September 30, 2019 and 2018, were as follows:

Obligations and Funded Status For the years ended September 30
798,000,000	Pension Benefits		Other Post-Retirement Benefits
	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$11,725	$12,601	$428	$494
Service cost	44	53	11	14
Interest cost	499	473	18	19
Plan participants' contributions	7	7	—	—
Collections(1)	—	—	22	25
Actuarial (gain) loss	1,756	(658)	78	(46)
Plan change	7	—	—	(17)
Net transfers (to) from variable fund/401(k) plan(2)	1	(26)	—	—
Expenses paid	(6)	(6)	—	—
Benefits paid	(721)	(719)	(58)	(61)
Benefit obligation at end of year	13,312	11,725	499	428

Change in plan assets
Fair value of net plan assets at beginning of year	8,003	7,989	—	—
Actual return on plan assets	389	454	—	—
Plan participants' contributions	7	7	—	—
Collections(1)	—	—	22	25
Net transfers (to) from variable fund/401(k) plan(2)	1	(26)	—	—
Employer contributions	307	304	36	36
Expenses paid	(6)	(6)	—	—
Benefits paid	(721)	(719)	(58)	(61)
Fair value of net plan assets at end of year	7,980	8,003	—	—
Funded status	$(5,332)	$(3,722)	$(499)	$(428)
Notes
(1) Collections include retiree contributions as well as provider discounts and rebates.
(2) Includes one-time transfers to the 401(k) of $23 million related to the 2018 plan amendment.

The pension actuarial loss for 2019 primarily reflects the impact of the decrease in the discount rate from 4.35 percent to 3.20 percent, which increased the liability by $1.6 billion.  In addition, TVA recognized actuarial losses of $88 million resulting from the difference between the expected and actual return on plan assets and $59 million of experience losses. These actuarial losses were partially offset by a $14 million gain due to mortality assumption changes. The 2019 pension plan change of $7 million was a result of two new participants entering the SERP plan during 2019.

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

The other post-retirement actuarial loss for 2019 was primarily due to the decrease in the discount rate from 4.40 percent to 3.30 percent, which increased the liability by $71 million. TVA recognized losses of $24 million primarily due to the updated per capita claim costs assumption and an additional loss of $7 million related to actual experience different from assumed. These losses were partially offset by a net gain of $24 million due to the change in health care trend rate assumptions.

The other post-retirement benefit actuarial gain for 2018 was primarily due to an increase in the discount rate from 3.95 percent to 4.40 percent, which decreased the liability by $28 million. Based on the results obtained from the recent experience study performed during 2018, TVA recognized gains of $6 million due to mortality assumption changes and $23 million of additional gains in other experience related assumptions. These gains were partially offset by losses of $8 million related to per capita claim costs and retiree contributions assumptions and $3 million in actuarial losses related to actual experience different from assumed. For CY 2019, TVA made plan changes to the other post-retirement benefit plan resulting in a decrease in the liability of $17 million for 2018. This decrease is primarily related to the use of a new national preferred formulary and utilization manager program.

Amounts related to these benefit plans recognized on TVA's Consolidated Balance Sheets consist of regulatory assets and liabilities that have not been recognized as components of net periodic benefit cost at September 30, 2019 and 2018, and the funded status of TVA's benefit plans, which are included in Accounts payable and accrued liabilities and Post-retirement and post-employment benefit obligations:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2019	2018	2019	2018
Regulatory assets (liabilities)	$4,731	$3,119	$25	$(73)
Accounts payable and accrued liabilities	(5)	(6)	(28)	(28)
Pension and post-retirement benefit obligations(1)	(5,327)	(3,716)	(471)	(400)
Note
(1) The table above excludes $383 million and $360 million of post-employment benefit costs that are recorded in Post-retirement and post-employment benefit obligations on the Consolidated Balance Sheets at September 30, 2019 and 2018, respectively.

Unrecognized amounts included in regulatory assets or liabilities yet to be recognized as components of accrued benefit cost at September 30, 2019 and 2018, consisted of the following:

Post-Retirement Benefit Costs Deferred as Regulatory Assets (Liabilities) At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2019	2018	2019	2018
Unrecognized prior service credit	$(714)	$(819)	$(135)	$(159)
Unrecognized net loss	5,350	3,842	160	86
Amount capitalized due to actions of regulator	95	96	—	—
Total regulatory assets (liabilities)	$4,731	$3,119	$25	$(73)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan at September 30, 2019 and 2018, were as follows:

Projected Benefit Obligations and Accumulated Benefit Obligations in Excess of Plan Assets At September 30
	2019	2018
Projected benefit obligation	$13,312	$11,725
Accumulated benefit obligation	13,246	11,659
Fair value of net plan assets	7,980	8,003

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the years ended September 30, 2019, 2018, and 2017 were as follows:

Components of Net Periodic Benefit Cost For the years ended September 30
	Pension Benefits			Other Post-Retirement Benefits
	2019	2018	2017	2019	2018	2017
Service cost	$44	$53	$60	$11	$14	$18
Interest cost	499	473	464	18	19	21
Expected return on plan assets	(477)	(478)	(457)	—	—	—
Amortization of prior service credit	(99)	(99)	(99)	(24)	(22)	(22)
Recognized net actuarial loss	336	409	472	4	8	14
Total net periodic benefit cost as actuarially determined	303	358	440	9	19	31
Amount expensed (capitalized) due to actions of regulator	1	(54)	365	—	—	—
Net periodic benefit cost	$304	$304	$805	$9	$19	$31
The amounts in the regulatory asset that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

Expected Amortization of Regulatory Assets in 2020 At September 30, 2019
	Pension Benefits	Other Post-Retirement Benefits	Total
Prior service credit	$(97)	$(24)	$(121)
Net actuarial loss	435	9	444

The amount in the components of net periodic benefit cost expected to be deferred due to actions of the regulator in the next fiscal year is $13 million.

Plan Assumptions

TVA's reported costs of providing the plan benefits are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various assumptions, the most significant of which are noted below.

Actuarial Assumptions Utilized to Determine Benefit Obligations at September 30
	Pension Benefits		Other Post-Retirement Benefits
	2019	2018	2019	2018
Discount rate	3.20%	4.35%	3.30%	4.40%
Rate of compensation increase	3.50%	3.60%	N/A	N/A
Cost of living adjustment (COLA)(1)	2.00%	2.00%	2.00%	2.00%
Pre-Medicare eligible
Initial health care cost trend rate	N/A	N/A	6.75%	6.25%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2027	2024
Post-Medicare eligible
Initial health care cost trend rate	N/A	N/A	—%	—%
Ultimate health care cost trend rate	N/A	N/A	4.00%	4.00%
Year ultimate trend rate is reached	N/A	N/A	2023	2021
Note
(1) The COLA rate is the ultimate long-term rate.

Actuarial Assumptions Utilized to Determine Net Periodic Benefit Cost for the Years Ended September 30(1)
	Pension Benefits			Other Post-Retirement Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	4.35%	3.85%	3.65%	4.40%	3.95%	3.70%
Expected return on plan assets	6.75%	6.75%	7.00%	N/A	N/A	N/A
Cost of living adjustment (COLA)(2)	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%
Rate of compensation increase	3.50%	5.34%	5.43%	N/A	N/A	N/A
Pre-Medicare eligible
Initial health care cost trend rate	N/A	N/A	N/A	6.25%	6.50%	6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2024	2024	2019
Post-Medicare eligible
Initial health care cost trend rate	N/A	N/A	N/A	—%	—%	—%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.00%	4.00%	4.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2021	2021	2021
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

Rate of Return.  The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. In determining the expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice, the current outlook on capital markets, the asset allocation policy, and the anticipated impact of active management. Asset allocations are periodically updated using the pension plan asset/liability studies and are part of the determination of the estimates of long-term rates of return. The TVARS asset allocation policy diversifies plan assets across multiple asset classes so as to minimize the risk of large losses. The asset allocation policy is designed to be dynamic in nature and responsive to changes in the funded status of TVARS. Changes in the expected return rates are based on annual studies performed by third party professional investment consultants. Taking into account changes in the plan's asset target allocation mix, capital market outlooks, and the most recent studies, TVA management adopted a 6.75 percent expected long-term rate of return on plan assets in 2017 to calculate the 2018 net periodic pension cost. There were no changes to the assumption in 2019 or 2018. The 6.75 percent expected long-term return on plan assets will be used to calculate the 2020 net periodic pension cost.

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

Mortality.  The mortality assumption is comprised of a base table that represents the current future life expectancy adjusted by an improvement scale to project future improvements in life expectancy. TVA's mortality assumptions are based upon actuarial projections in combination with studies of the actual mortality experience of TVA's pension and post-retirement benefit plan participants while taking into consideration the published Society of Actuaries ("SOA") mortality table and projection scale at September 30. Based upon the recent 2018 experience study, TVA adjusted its version of the SOA RP-2014 mortality table to reflect increases in female mortality. In 2019, TVA adopted a modified version of the SOA MP-2018 improvement scale published by the SOA.

The following mortality assumptions were used to determine the benefit obligations for the pension and other post-retirement benefit plans at September 30, 2019, 2018, and 2017. Assumptions used to determine year-end benefit obligations are the assumptions used to determine the subsequent year's net periodic benefit costs.

Mortality Assumptions At September 30
	2019	2018	2017
Mortality table	RP-2014 table (adjusted)	RP-2014 table (adjusted)	RP-2014 table (adjusted)
Improvement scale	MP-2018 (modified)	MP-2017 (modified)	RP-2016 (modified)

Health Care Cost Trends. TVA reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. In 2019, TVA changed both the pre-Medicare and post-Medicare health care cost trend rate assumptions adopted in 2017. The pre-Medicare initial health care trend rate was reset to 6.75 percent, the ultimate trend rate remained constant at 5.00 percent, and the year to reach the ultimate rate was extended to 2027 from 2023. The post-Medicare initial health care trend rate and ultimate health care cost trend rate remained constant at zero percent and 4.00 percent, respectively, whereas the year to reach the ultimate rate was extended to 2023 from 2021 attributable to lower than expected premium increases on the private exchange.

Cost of Living Adjustment.  COLAs are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase. Eligible retirees receive a COLA on pension and supplemental benefits equal to the percentage change in the Consumer Price Index for All Urban Consumers ("CPI-U") in January following any year in which the 12-month average CPI-U exceeded by as much as one percent the 12-month average of the CPI-U for the preceding year in which a COLA was given. Increases in the COLA will be the percent increase in CPI-U over the preceding year less 0.25 percent, with a 6.00 percent cap for any one year.

TVA's COLA assumption is derived from long-term expectations of the expected future rate of inflation, based upon capital market assumptions, economic forecasts, and the Federal Reserve policy. The actual calendar year COLA and the long- term COLA assumption are used to determine the benefit obligation at September 30 and the net periodic benefit costs for the following fiscal year.  The actual calendar year COLAs for 2019, 2018, and 2017 were 2.21 percent, 1.84 percent, and 0.99 percent, respectively.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions:

Sensitivity to Certain Changes in Pension Assumptions At September 30, 2019
Actuarial Assumption	Change in Assumption	Impact on 2019 Pension Cost	Impact on 2019 Projected Benefit Obligation
Discount rate	(0.25)%	$16	$399
Rate of return on plan assets	(0.25)%	14	N/A
Cost of living adjustments	0.25%	27	261

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

The following chart reflects the sensitivity of post-retirement benefit cost to changes in the health care trend rate:

Sensitivity to Changes in Assumed Health Care Cost Trend Rates At September 30, 2019
	1% Increase	1% Decrease
Effect on total of service and interest cost components for the year	$4	$(4)
Effect on end-of-year accumulated post-retirement benefit obligation	71	(68)

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Plan Investments

The TVARS asset allocation policy for qualified pension plan assets has targets of 43 percent equity including global public and private equity investments, 32 percent fixed income securities, and 25 percent real assets including public and private real assets. TVARS has a long-term investment plan that contains a dynamic de-risking strategy which will allocate investments to assets that better match the liability, such as long duration fixed income securities, over time as improved funding status targets are met. Pursuant to the TVARS Rules and Regulations, any proposed changes in asset allocation that would change TVARS's assumed rate of investment return are subject to TVA's review and veto.

As set forth above, the qualified pension plan assets are invested across global public equity, private equity, safety oriented fixed income, opportunistic fixed income, public real assets, and private real assets. The TVARS asset allocation policy includes permissible deviations from target allocations, and action can be taken, as appropriate, to rebalance the plan's assets consistent with the asset allocation policy. At September 30, 2019 and 2018, the asset holdings of TVARS included the following:

Asset Holdings of TVARS At September 30
		Plan Assets at September 30
Asset Category	Target Allocation	2019	2018
Global public equity	35%	37%	44%
Private equity	8%	10%	7%
Safety oriented fixed income	17%	18%	16%
Opportunistic fixed income	15%	12%	10%
Public real assets	15%	15%	15%
Private real assets	10%	8%	8%
Total	100%	100%	100%

Fair Value Measurements

The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2019:

TVA Retirement System At September 30, 2019
	Total(1)(2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$1,766	$1,762	$—	$4

Preferred securities	10	1	9	—

Debt securities
Corporate debt securities	1,387	—	1,382	5
Residential mortgage-backed securities	427	—	424	3
Debt securities issued by U.S. Treasury	807	807	—	—
Debt securities issued by foreign governments	210	—	209	1
Asset-backed securities	144	—	116	28
Debt securities issued by state/local governments	18	—	18	—
Commercial mortgage-backed securities	81	—	80	1

Commingled funds measured at net asset value(3)
Equity	795	—	—	—
Debt	308	—	—	—
Commodities	217	—	—	—
Blended	125	—	—	—

Institutional mutual funds	97	97	—	—
Cash equivalents and other short-term investments	329	1	328	—
Certificates of deposit	3	—	3	—
Private credit measured at net asset value(3)	78	—	—	—
Private equity measured at net asset value(3)	891	—	—	—
Private real estate measured at net asset value(3)	546	—	—	—

Securities lending collateral	224	—	224	—

Derivatives
Futures	2	2	—	—
Swaps	5	—	5	—
Options	1	—	1	—
Foreign currency forward receivable	1	—	1	—

Total assets	$8,472	$2,670	$2,800	$42

Liabilities
Derivatives
Futures	$4	$4	$—	$—
Foreign currency forward payable	1	—	1	—
Swaps	12	—	12	—
Options	1	—	1	—

Securities sold under agreements to repurchase	118	—	118	—

Total liabilities	$136	$4	$132	$—
Notes
(1) Excludes approximately $132 million in net payables associated with security purchases and sales and various other payables.
(2) Excludes a $224 million payable for collateral on loaned securities in connection with TVARS's participation in securities lending programs.
(3) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2018:

TVA Retirement System At September 30, 2018
	Total(1)(2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$1,787	$1,786	$—	$1

Preferred securities	10	4	6	—

Debt securities
Corporate debt securities	1,151	—	1,148	3
Residential mortgage-backed securities	377	—	371	6
Debt securities issued by U.S. Treasury	696	696	—	—
Debt securities issued by foreign governments	322	—	304	18
Asset-backed securities	129	—	103	26
Debt securities issued by state/local governments	17	—	17	—
Commercial mortgage-backed securities	74	—	70	4

Commingled funds measured at net asset value(3)
Equity	1,175	—	—	—
Debt	317	—	—	—
Commodities	232	—	—	—
Blended	109	—	—	—

Institutional mutual funds	109	109	—	—
Cash equivalents and other short-term investments	466	42	424	—
Certificates of deposit	2	—	2	—
Private credit measured at net asset value(3)	8	—	—	—
Private equity measured at net asset value(3)	631	—	—	—
Private real estate measured at net asset value(3)	583	—	—	—

Securities lending collateral	318	—	318	—

Derivatives
Futures	7	7	—	—
Swaps	8	—	8	—
Foreign currency forward receivable	3	—	3	—

Total assets	$8,531	$2,644	$2,774	$58

Liabilities
Derivatives
Futures	$3	$3	$—	$—
Foreign currency forward payable	3	—	3	—
Options	1	—	1	—

Securities sold under agreements to repurchase	108	—	108	—

Total liabilities	$115	$3	$112	$—
Notes
(1) Excludes approximately $95 million in net payables associated with security purchases and sales and various other payables.
(2) Excludes a $318 million payable for collateral on loaned securities in connection with TVARS's participation in securities lending programs.
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

Fair Value Measurements Using Significant Unobservable Inputs
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at October 1, 2017	$88
Net realized/unrealized gains (losses)	(4)
Purchases, sales, issuances, and settlements (net)	(23)
Transfers in and/or out of Level 3	(3)
Balance at September 30, 2018	58
Net realized/unrealized gains (losses)	4
Purchases, sales, issuances, and settlements (net)	(12)
Transfers in and/or out of Level 3	(8)
Balance at September 30, 2019	$42

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

Mortgage and Asset-Backed Securities. Residential mortgage-backed securities consist of collateralized mortgage obligations ("CMOs") and U.S. pass-through security pools related to government-sponsored enterprises. CMO pricing is typically based on either a volatility-driven, multidimensional, single-cash-flow stream model or an option-adjusted spread model. These models incorporate available market data such as trade information, dealer quotes, market color, spreads, bids, and offers. Pricing for government-sponsored enterprise securities, including the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association, is typically based on quotes from the To Be Announced ("TBA") market, which is highly liquid with multiple electronic platforms that facilitate the execution of trading between investors and broker/dealers. Prices from the TBA market are then compared against other live data feeds as well as input obtained directly from the dealer community. Most residential mortgage-backed securities are considered to be priced using Level 2 inputs because of the nature of their market-data-based pricing models. Certain securities priced by vendors using a single broker quote or unobservable inputs have been classified as Level 3.

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

The pension plan is invested in equity commingled funds, which can be categorized as either passively managed index funds or actively managed funds. The equity index funds seek to track the performance of a particular index by replicating its capitalization and characteristics. Passive fund benchmark indices include the Russell 1000 index, S&P 500 index, MSCI ACWI ex-U.S. index, MSCI ACWI ex-U.S. Small-Cap index, and Dow Jones U.S. Select REIT index. The actively managed equity funds seek to outperform certain equity benchmarks through a combination of fundamental and technical analysis. Active funds select portfolio positions based upon their research.

The pension plan is invested in debt commingled funds, which can be categorized as either passively managed index funds or actively managed funds. The pension plan's debt index fund invests in a diversified portfolio of fixed-income securities and derivatives of varying maturities to replicate the characteristics of the Bloomberg Barclays Capital U.S. Treasury Inflation-Protected Securities ("TIPS") index. The fund seeks to track the total return of the Bloomberg Barclays Capital U.S. TIPS index. The actively managed debt funds seek to outperform certain fixed-income benchmarks through fundamental research and analysis. The funds invest in a diversified portfolio of fixed income securities and derivatives of varying maturities. Varying by strategy, fund objectives include achieving a positive relative total return through active credit selection and providing risk management through desired strategic exposures.

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

The pension plan's investments in equity, debt, blended, and commodity commingled funds can generally be redeemed upon notification of the investment managers, with required notice periods varying from same-day to monthly. These investments do not have unfunded commitments.

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

The private credit limited partnerships generally focus on direct lending investments of senior secured first-lien loans to lower-middle market companies and seek to obtain financial returns through high income potential and occasional equity upside. The limited partnerships generally have a term life of five to 10 years and are diversified by sector and industry.

Private Equity Funds. Private equity limited partnerships are reported at net asset values provided by the fund managers. These funds have not been classified in the fair value hierarchy in accordance with FASB guidance issued in May 2015.

The private equity limited partnerships typically make longer-term investments in private companies and seek to obtain financial returns through long-term appreciation based on corporate stewardship, improved operating processes, and financial restructuring which may involve a merger or acquisition. Significant investment strategies include venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, energy infrastructure, and special situations. Venture capital partnerships consist of two main groupings. Early-stage venture capital partnerships invest in businesses still in the conceptual stage where products may not be fully developed and where revenues and/or profits may be several years away. Later-stage venture capital partnerships invest in more mature companies in need of growth or expansion capital. Buyout partnerships provide the equity capital for acquisition transactions either from a private seller or the public, which may represent the purchase of the entire company or a refinancing or recapitalization transaction where equity is invested. Mezzanine or subordinated debt partnerships provide the intermediate capital between equity and senior debt in a buyout or refinancing transaction and typically own a security in the company that carries current interest payments as well as a potential equity interest in the company. Restructuring or distressed debt partnerships purchase opportunities generated by overleveraged or poorly managed companies. Energy infrastructure partnerships acquire essential, long-lived real assets in three main groups. Upstream assets include oil and gas exploration, drilling, and acquisition. Midstream assets include storage, pipelines, gathering, processing, and transportation of energy commodities. Downstream assets include generation, distribution, and transmission facilities. Special situation partnerships include organizations with a specific industry focus not covered by the other private equity subclasses or unique opportunities that fall outside the regular subclasses.

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

Private Real Estate Investments. The pension plan's ownership in private real estate investments consists of a pro rata share and not a direct ownership of the underlying investments. The fair values of the pension plan's private real estate investments are estimated utilizing net asset values provided by the investment managers. These investments have not been classified in the fair value hierarchy in accordance with FASB guidance issued in May 2015. The investment strategies and methodologies utilized by the investment managers to calculate their net asset values are summarized as follows:

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

Securities Sold Under Agreements to Repurchase. The pension plan enters into contracts to sell securities to a counterparty at a specified price with an agreement to purchase the same or substantially the same security from the same counterparty at a fixed or determinable price at a future date. Securities sold under agreements to repurchase are presented at their contract price which approximates fair value due to their short-term nature. These securities are classified as Level 2. In connection with sales of securities under agreements to repurchase, the counterparties require the pension plan to maintain collateral securities with a fair value that approximates or exceeds the contract amount of the repurchase agreement. These securities are held in government inflation-linked bonds and classified as government debt securities.

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

Reclassification. In the September 30, 2018 fair value measurements table, $(108) million of cash equivalents and other short-term investments were reclassified to securities sold under agreements to repurchase.

Cash Flows

Estimated Future Benefit Payments.  The following table sets forth the estimated future benefit payments under the benefit plans.

Estimated Future Benefits Payments At September 30, 2019
	Pension Benefits(1)	Other Post-Retirement Benefits
2020	$782	$29
2021	779	27
2022	778	25
2023	775	24
2024	771	22
2025 - 2029	3,786	111
Note
(1) Participants are assumed to receive the Fixed Fund in a lump sum in lieu of available annuity options allowed for certain grandfathered participants resulting in higher estimated pension benefits payments.

Contributions.  TVA made contributions to the pension plan of $300 million for 2019 and 2018. TVA has committed to make a minimum contribution of $300 million per year through 2036 or until the plan has reached and remained at 100 percent funded status under the actuarial rules applicable to TVARS. TVA made SERP contributions of $7 million and $4 million for 2019 and 2018, respectively. TVA made cash contributions to the other post-retirement benefit plans of $36 million (net of $4 million in rebates) and $25 million (net of $15 million in rebates) for 2019 and 2018, respectively. TVA expects to contribute $300 million to TVARS, $5 million to the SERP, and $29 million to the other post-retirement benefit plans in 2020.

Other Post-Employment Benefits

Post-employment benefit cost estimates are revised to properly reflect changes in actuarial assumptions made at the end of each year. TVA utilizes a discount rate determined by reference to the U.S. Treasury Constant Maturities corresponding to calculated average durations of TVA's future estimated post-employment claims payments. The use of a 1.68 percent discount rate resulted in the recognition of approximately $59 million in expenses in 2019 and an unpaid benefit obligation of $419 million at September 30, 2019. The use of a 3.05 percent discount rate resulted in the recognition of approximately $(6) million in expenses in 2018 and an unpaid benefit obligation of $339 million at September 30, 2018. The use of a 2.33 percent discount rate resulted in the recognition of approximately $(12) million in expenses in 2017 and an unpaid benefit obligation of $447 million at September 30, 2017.

The increase in the unpaid benefit obligation when comparing 2019 to 2018 was due primarily to the decrease of the discount rate from 3.05 percent in 2018 to 1.68 percent in 2019. The decrease in the unpaid benefit obligation when comparing 2018 to 2017 was due primarily to the increase in the discount rate from 2.33 percent in 2017 to 3.05 percent in 2018. Additional reduction in the obligation was due to a decrease in loss experience and fewer claims.

Amounts related to other post-employment benefit obligations are recognized on TVA's Consolidated Balance Sheets. The current portion which represents unpaid losses and administrative fees due are in Accounts payable and accrued liabilities. The long-term portion is recognized in Post-retirement and post-employment benefit obligations.

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30
	2019	2018
Accounts payable and accrued liabilities	$36	$39
Post-retirement and post-employment benefit obligations	383	360

22. Commitments and Contingencies

Commitments

Power Purchase Obligations.  TVA has contracted with various independent power producers and LPCs for additional capacity to be made available to TVA. Several of these agreements have contractual minimum payments and are accounted for as either capital or operating leases.  In total, these agreements provide 2,230 MW of summer net capability.  The remaining terms of the agreements range up to 13 years.  Additionally, TVA has contracted with regional transmission organizations to reserve 1,450 MW of transmission service to support purchases from the market and wind power purchase agreements. The remaining terms of these agreements range up to four years. TVA incurred $195 million, $188 million, and $178 million of expense under these power purchase and transmission service agreements during 2019, 2018, and 2017, respectively.  Lease-related costs under TVA's power purchase agreements not accounted for as capital leases, as well as certain leases that are accounted for as capital leases, are included in TVA's consolidated statements of operations as purchased power expense and are expensed as incurred.

Under federal law, TVA is obligated to purchase power from qualifying facilities (cogenerators and small power producers).  As of September 30, 2019, there was a combined qualifying facility capacity of 263 MW from 55 different generation sources, from which TVA purchased power under this law.

Membership Interests of VIE Subject to Mandatory Redemption. At September 30, 2019, TVA had outstanding membership interests subject to mandatory redemption (including current portion) of $28 million issued by one of its VIEs of which it is the primary beneficiary. See Note 10 — Variable Interest Entities for additional information. At September 30, 2019, the mandatory redemptions for each of the next five years are shown below:

	2020	2021	2022	2023	2024
Membership interests of variable interest entity subject to mandatory redemption	$3	$3	$3	$2	$1

Leases.  TVA leases certain property, plant, and equipment under agreements with terms ranging from one to 38 years.  TVA's rental expense for operating leases, including power purchase agreement operating leases, was $97 million, $92 million, and $90 million in 2019, 2018, and 2017, respectively. At September 30, 2019, the future minimum lease payments under operating leases, including purchased power agreements that are accounted for as operating leases, are shown below.

Operating Leases Minimum payments due in years ending September 30
2020	$76
2021	75
2022	60
2023	12
2024	3
Thereafter	2
Total	$228

At September 30, 2019, the future minimum lease payments under capital leases shown below were included in Capital leases and Other long-term liabilities on TVA's Consolidated Balance Sheet.

Capital Leases Minimum payments due in years ending September 30
2020	$53
2021	53
2022	53
2023	55
2024	51
Thereafter	418
Minimum annual payments	683
Less: amount representing interest	(495)
Total	$188

Leasebacks. At September 30, 2019 and 2018, the outstanding leaseback obligations related to CTs and QTE were $263 million and $301 million, respectively. See Note 13 — Debt and Other Obligations — Lease/Leasebacks. At September 30, 2019, the future minimum payments under leaseback obligations are shown below.

Lease/Leasebacks Minimum payments due in years ending September 30
2020	$50
2021	207
2022	25
2023	—
2024	—
Thereafter	—
Total	$282

Unfunded Loan Commitments. At September 30, 2019, TVA's commitments under unfunded loan commitments were $7 million for 2020. TVA has no commitments under unfunded loan commitments for 2021 through 2024.

In addition to the commitments above, TVA had contractual obligations in the form of revenue discounts related to energy prepayments. TVA recognized $10 million of prepayment obligations and related interest payments of $4 million in revenue during 2019. The arrangement ceased in 2019. See Note 1 — Summary of Significant Accounting Policies — Energy Prepayment Obligations and Note 17 — Revenue.

Contingencies

Nuclear Insurance. Section 170 of the Atomic Energy Act, commonly known as the Price-Anderson Act, provides a layered framework of financial protection to compensate for liability claims of members of the public for personal injury and property damages arising from a nuclear incident in the U.S. This financial protection consists of two layers of coverage:

•
The primary level is private insurance underwritten by American Nuclear Insurers ("ANI") and provides public liability insurance coverage of $450 million for each nuclear power plant licensed to operate. If this amount is not sufficient to cover claims arising from a nuclear incident, the second level, Secondary Financial Protection, applies.

•
Within the Secondary Financial Protection level, the licensee of each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of approximately $138 million per reactor per incident. With TVA's seven reactors, the maximum total contingent obligation per incident is $963 million. This retrospective premium is payable at a maximum rate currently set at approximately $20 million per year, per incident, per reactor. Currently, 98 reactors are participating in the Secondary Financial Protection program.

In the event that a nuclear incident results in public liability claims, the primary level provided by ANI combined with the Secondary Financial Protection should provide up to approximately $14.0 billion in coverage.

Federal law requires that each NRC power reactor licensee obtain property insurance from private sources to cover the cost of stabilizing and decontaminating a reactor and its station site after an accident. TVA carries property, decommissioning liability, and decontamination liability insurance from Nuclear Electric Insurance Limited ("NEIL") with limits up to $2.1 billion available for a loss at any one of TVA's three sites. Some of this insurance may require the payment of retrospective premiums up to a maximum of approximately $139 million.

TVA purchases accidental outage (business interruption) insurance for TVA's nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (up to a set dollar amount per week) with maximum limits of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $46 million, but only to the extent the retrospective premium is deemed necessary by the NEIL Board of Directors to pay losses unable to be covered by NEIL's surplus.

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to nuclear generating plants, coal-fired generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. See Note 12 — Asset Retirement Obligations.

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At September 30, 2019, $3.1 billion, representing the discounted value of future estimated decommissioning costs, was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions.

TVA maintains a NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  See Note 16 — Fair Value Measurements. TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments and additional contributions, if necessary, will be available to support decommissioning.  TVA's operating nuclear power units are licensed through 2033 - 2055, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.  See Note 8 — Regulatory Assets and Liabilities — Nuclear Decommissioning Costs and Note 12 — Asset Retirement Obligations.

Non-Nuclear Decommissioning.  At September 30, 2019, $2.5 billion, representing the discounted value of future estimated decommissioning costs, was included in AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an ART to help fund the ultimate decommissioning of its non-nuclear power assets.  See Note 16 — Fair Value Measurements. Estimates involved in determining if additional funding will be made to the ART include inflation rate, rate of return projections on the fund investments, and the planned use of other sources to fund decommissioning costs.  See Note 8 — Regulatory Assets and Liabilities — Non-Nuclear Decommissioning Costs and Note 12 — Asset Retirement Obligations.

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

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA's coal-fired generating units.  Environmental requirements placed on the operation of TVA's coal-fired and other generating units will likely continue to become more restrictive over time. Litigation over emissions or discharges from coal-fired generating units is also occurring.  Failure to comply with environmental and safety laws can result in TVA being subject to enforcement actions, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or the shutting down of non-compliant facilities.

From 1970 to 2019, TVA spent approximately $6.8 billion to reduce emissions from its power plants, including $17 million, $62 million, and $206 million in 2019, 2018, and 2017, respectively, on clean air controls.  TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to costs of $142 million from 2020 to 2024, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of approximately $1.2 billion from 2020 to 2024 relating to TVA's CCR conversion program, not including costs related to the Gallatin lawsuits, as well as expenditures of approximately $278 million from 2020 to 2024 relating to compliance with Clean Water Act requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in contamination that TVA is addressing.  At September 30, 2019 and 2018, TVA's estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $15 million and $12 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

Potential Liability Associated with Workers' Exposure to CCR Materials.  In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee certain aspects of the cleanup.  After the cleanup was completed, Jacobs was sued in the United States District Court for the Eastern District of Tennessee ("Eastern District") by employees of a contractor involved in the cleanup and family members of some of the employees.  The plaintiffs alleged that Jacobs had failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs alleged that exposure to the fly ash caused a variety of significant health issues and illnesses, including in some cases death. The case was split into two phases, with the first phase considering, among other issues, general causation and the second determining specific causation and damages. On November 7, 2018, a jury hearing the first phase returned a verdict in favor of the plaintiffs, including determinations that Jacobs failed to adhere to its contract with TVA or the Site Wide Safety and Health Plan in place; Jacobs failed to provide reasonable care to the plaintiffs; and Jacobs's failures were capable of causing a list of medical conditions, ranging from hypertension to cancer. On January 11, 2019, the district court referred the parties to mediation. Depending on the outcome of mediation, the litigation will proceed to the second phase on the question of whether Jacobs's failures did in fact cause the plaintiffs' alleged injuries and damages.

On May 13, 2019, an additional group of contractor employees and family members filed suit against Jacobs in the Circuit Court for Roane County, Tennessee. These plaintiffs have raised similar claims to those litigated in the case referenced above.

While TVA is not a party to either of these lawsuits, TVA could be contractually obligated to reimburse Jacobs for some amounts that Jacobs is required to pay. Further, TVA will continue monitoring the litigation to determine whether these or similar cases could have broader implications for the utility industry.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At September 30, 2019, TVA had accrued $14 million with respect to Legal Proceedings.  Of the accrued amount, $12 million is included in Other long-term liabilities and $2 million is included in Accounts payable and accrued liabilities.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental

Agreements"). They became effective in June 2011. Under the Environmental Agreements, TVA committed to (1) retire on a phased schedule 18 coal-fired units with a combined summer net dependable capability of 2,200 MW, (2) control, convert, or retire additional coal-fired units with a combined summer net dependable capability of 3,500 MW, (3) comply with annual, declining emission caps for SO2 and NOx, (4) invest $290 million in certain TVA environmental projects (of which TVA had spent approximately $279 million as of September 30, 2019), (5) provide $60 million to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects, and (6) pay civil penalties of $10 million. In exchange for these commitments, most past claims against TVA based on alleged New Source Review ("NSR") and associated violations were waived and cannot be brought against TVA. Future claims, including those for sulfuric acid mist and GHG emissions, can still be brought against TVA, and claims for increases in particulates can also be pursued at many of TVA's coal-fired units. Additionally, the Environmental Agreements do not address compliance with new laws and regulations or the cost associated with such compliance.

The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the September 30, 2019 Consolidated Balance Sheet. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the Environmental Agreements as regulatory assets, and they are included as such on the September 30, 2019 Consolidated Balance Sheet and will be recovered in rates in future periods. TVA has substantially completed the requirements in the Environmental Agreements related to retiring coal-fired units or installing controls on such units.

Case Involving Kingston Fossil Plant. On May 7, 2019, Roane County and the Cities of Kingston and Harriman ("local governments") filed a lawsuit in the Circuit Court for Roane County, Tennessee, against TVA and Jacobs for monetary damages and unspecified injunctive relief relating to TVA's cleanup response to the 2008 ash spill at Kingston. The local governments allege that TVA and Jacobs failed to take proper measures to mitigate environmental and health risks during the cleanup response and misled the local governments and their citizens about health and environmental risks associated with exposure to coal fly ash. The local governments seek to recover monetary damages on behalf of their citizens for personal injury and property loss claims, damages for lost tax revenue, damages for increased emergency and medical response costs claims, punitive damages, and unspecified injunctive relief. On June 6, 2019, TVA removed the lawsuit to the Eastern District. TVA has filed a motion to dismiss the case. Trial has been scheduled for March 23, 2021.

Class Action Lawsuit Involving Kingston Fossil Plant. On November 7, 2019, a resident of Roane County, Tennessee, filed a proposed class action lawsuit against Jacobs and TVA in the United States District Court for the Eastern District of Tennessee.  The complaint alleges that the class representative and all other members of the proposed class were damaged as a result of the 2008 ash spill at Kingston and the resulting cleanup activities.  The complaint alleges, among other things, that 1) TVA was negligent in its construction and operation of the Kingston CCR facility, 2) TVA and Jacobs failed to take proper measures to mitigate environmental and health risks during the cleanup response, and 3) TVA and Jacobs misled the community about health and environmental risks associated with exposure to coal fly ash. The complaint seeks monetary damages and injunctive relief in the form of an order requiring that the defendants establish a blood testing program and medical monitoring protocol, and to remediate damage to the proposed class’ properties.

Lawsuit Brought by TDEC Involving Gallatin Fossil Plant CCR Facilities. In January 2015, the Tennessee Department of Environment and Conservation ("TDEC") filed a lawsuit against TVA in the Chancery Court for Davidson County, Tennessee, alleging that pollutants from Gallatin have been discharged in violation of the Tennessee Water Quality Control Act and the Tennessee Solid Waste Disposal Act. The Tennessee Scenic Rivers Association ("TSRA") and Tennessee Clean Water Network ("TCWN") were also plaintiffs. On June 13, 2019, the parties filed a consent decree with the court to resolve this matter, which the court approved and entered on July 24, 2019. Under the consent decree, TVA agreed to close the existing wet ash disposal impoundments by removal, either to an onsite landfill or to an offsite facility, which will be determined after appropriate environmental reviews. TVA may also submit a plan that allows for beneficial reuse of the CCR material. Under the consent decree, TVA must submit a removal and closure plan to TDEC and must remove the CCR material within 20 years of TDEC's approval of the plan. The consent decree does not contain penalties or any admission of fault or liability. In addition to the consent decree, TDEC entered an administrative order providing for ongoing investigation and monitoring related to a closed legacy impoundment at the site. After a five-year study period, TDEC and TVA will determine whether any additional corrective action and/or closure activities are necessary for the legacy impoundment.

Lawsuit Brought by TSRA and TCWN Involving Gallatin Fossil Plant CCR Facilities. In April 2015, TSRA and TCWN filed a lawsuit against TVA in the U.S. District Court for the Middle District of Tennessee alleging that pollutants have been discharged into the Cumberland River from CCR facilities at Gallatin in violation of the Clean Water Act ("CWA"). The plaintiffs sought injunctive relief, including an order requiring TVA to relocate the CCR facilities, civil penalties of up to $37,500 per violation per day, and attorneys' fees. On August 4, 2017, the court issued a decision (the "August 2017 Order") that found TVA had discharged pollutants into the Cumberland River in the past and that the discharge was likely ongoing.  On October 2, 2017, TVA appealed the August 2017 Order to the United States Court of Appeals for the Sixth Circuit ("Sixth Circuit"). On September 24, 2018, a panel of the Sixth Circuit reversed the district court decision and held that the district court erred by imposing CWA liability against TVA and that, therefore, the imposition of injunctive relief was an abuse of discretion. On April 15, 2019, the plaintiffs filed a petition with the U.S. Supreme Court ("Supreme Court") requesting that the Supreme Court accept an appeal of the Sixth Circuit's decision. The plaintiffs subsequently filed a motion requesting that the petition be dismissed. The Supreme Court granted this request on September 23, 2019, effectively ending this lawsuit.

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
Case Involving Tennessee River Boat Accident. On July 23, 2015, plaintiffs filed suit in the United States District Court for the Northern District of Alabama, seeking recovery for personal injuries sustained when the plaintiffs' boat struck a TVA transmission line which was being raised from the Tennessee River during a repair operation. The district court dismissed the case, finding that TVA's exercise of its discretion as a governmental entity in deciding how to carry out the operation barred any liability for negligence. In August 2017, the United States Court of Appeals for the Eleventh Circuit ("Eleventh Circuit") affirmed the decision. The plaintiffs petitioned the Supreme Court for review of the decision, arguing that the provision of the TVA Act which allows suit to be brought against TVA does not allow TVA to claim immunity for discretionary actions. On April 29, 2019, the Supreme Court issued its opinion reversing the judgment of the Eleventh Circuit and remanding the case to the Eleventh Circuit. On July 17, 2019, the Eleventh Circuit remanded the case to the district court for further proceedings consistent with the Supreme Court's opinion. The district court has issued a scheduling order setting the trial for February 16, 2021.

Case Involving Bellefonte Nuclear Plant. On November 30, 2018, Nuclear Development, LLC, filed suit against TVA in the United States District Court for the Northern District of Alabama. The plaintiff alleges that TVA breached its agreement to sell Bellefonte to the plaintiff. The plaintiff seeks, among other things, (1) an injunction requiring TVA to maintain Bellefonte and the associated NRC permits until the case is concluded, (2) an order compelling TVA to complete the sale of Bellefonte to the plaintiff, and (3) if the court does not order TVA to complete the sale, monetary damages in excess of $30 million. On December 26, 2018, Nuclear Development, LLC, and TVA filed a joint stipulation with the court. Under the stipulation, Nuclear Development, LLC, withdrew its request for an expedited hearing on its injunction in exchange for TVA's agreement to continue to maintain Bellefonte in accordance with the NRC permits and to give Nuclear Development, LLC, and the court five days prior notice of any filing by TVA to terminate the permits or sell the site. TVA filed a motion to dismiss the case on February 4, 2019. On May 15, 2019, the court denied TVA's motion. Trial is currently scheduled for May 2020.

23. Related Parties

TVA is a wholly-owned corporate agency of the federal government, and because of this relationship, TVA's revenues and expenses are included as part of the federal budget as a revolving fund.  TVA's purpose and responsibilities as an agency are described under the "Other Agencies" section of the federal budget.

TVA currently receives no appropriations from Congress and funds its business using power system revenues, power financings, and other revenues.  TVA is a source of cash to the federal government.  TVA will indefinitely continue to pay a return on the outstanding $258 million payments to the U.S. Treasury in repayment of and as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment").  See Note 18 — Proprietary Capital — Appropriation Investment.

TVA also has access to a financing arrangement with the U.S. Treasury pursuant to the TVA Act.  TVA and the U.S. Treasury entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility has a maturity date of September 30, 2020, and is typically renewed annually.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  See Note 13 — Debt and Other Obligations — Credit Facility Agreements.

In the normal course of business, TVA contracts with other federal agencies for sales of electricity and other services.  Transactions with agencies of the federal government were as follows:

Related Party Transactions For the years ended, or at, September 30
	2019	2018	2017
Revenue from sales of electricity	$118	$122	$126
Other income	258	240	136
Expenditures
Operating expenses	222	220	216
Additions to property, plant, and equipment	10	8	16
Cash and cash equivalents	45	46	46
Accounts receivable, net	76	60	84
Long-term accounts receivable	53	46	35
Accounts payable and accrued liabilities	69	69	71
Long-term power bonds, net	—	—	1
Return on Power Program Appropriation Investment	6	5	5

24. Unaudited Quarterly Financial Information

A summary of the unaudited quarterly results of operations for the years 2019 and 2018 follows.  This summary should be read in conjunction with the audited consolidated financial statements appearing herein.  Results for interim periods may fluctuate as a result of seasonal weather conditions, changes in rates, and other factors.

	Unaudited Quarterly Financial Information
	2019
	First	Second	Third	Fourth	Total
Operating revenues	$2,725	$2,750	$2,604	$3,239	$11,318
Operating expenses	1,960	2,158	2,088	2,301	8,507
Operating income	765	592	516	938	2,811
Net income (loss)	423	241	165	588	1,417

	Unaudited Quarterly Financial Information
	2018
	First	Second	Third	Fourth	Total
Operating revenues	$2,549	$2,792	$2,707	$3,185	$11,233
Operating expenses	1,951	2,027	1,942	2,745	8,665
Operating income	598	765	765	440	2,568
Net income (loss)	288	462	470	(101)	1,119

25. Subsequent Events

Redemption of Debt

On October 15, 2019, TVA provided notice of its intent to redeem on November 15, 2019, the following electronotes identified by their respective CUSIP numbers and maturity dates. The notes will be redeemed at 100 percent of par value.

Year Issued	CUSIP	Coupon Rate	Maturity Date	Principal Outstanding
2012	88059TFH9	3.250%	2/15/2032	$34
2012	88059TFJ5	3.625%	3/15/2042	27
2012	88059TFK2	3.375%	4/15/2032	24
2012	88059TFL0	3.550%	5/15/2042	35
2013	88059TFM8	3.625%	2/15/2043	48
2013	88059TFN6	2.375%	2/15/2025	9
2013	88059TFP1	2.375%	2/15/2025	12
2013	88059TFQ9	3.000%	3/15/2029	16
2013	88059TFR7	3.150%	4/15/2033	12
				$217

TDEC Regulations

In October 2019, TDEC released amendments to its regulations which govern solid waste disposal facilities, including TVA’s active CCR facilities covered by a solid waste disposal permit and those which closed pursuant to a TDEC approved closure plan. Such facilities are generally subject to a 30-year post-closure care period during which the owner or operator must undertake certain activities, including monitoring and maintaining the facility. The amendments will, among other things, substantially increase the post-closure care period, require resubmittal of closure plans every 10 years, and require TVA to submit recommendations as to what activities must be performed during the extended closure period to protect human health and the environment. TVA is currently evaluating the amendments to determine their potential impact on TVA and anticipates that the costs of complying with the amendments could be material.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tennessee Valley Authority
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tennessee Valley Authority (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 14, 2019 expressed an unqualified opinion thereon.
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
November 14, 2019

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019.  Based on this evaluation, TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA's disclosure controls and procedures were effective as of September 30, 2019, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(a)Management's Annual Report on Internal Control over Financial Reporting

TVA's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and required by Section 404 of the Sarbanes-Oxley Act.  TVA's internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.  Because of the inherent limitations in all control systems, internal control over financial reporting and systems may not prevent or detect misstatements.

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the design and effectiveness of TVA's internal control over financial reporting as of September 30, 2019, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, TVA's management concluded that TVA's internal control over financial reporting was effective as of September 30, 2019.

Although the effectiveness of internal control over financial reporting was not required to be subject to attestation by TVA's independent registered public accounting firm, TVA has chosen to obtain such a report.  Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on TVA's internal control over financial reporting.

(b)Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tennessee Valley Authority
Opinion on Internal Control over Financial Reporting

We have audited Tennessee Valley Authority’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). In our opinion, Tennessee Valley Authority (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and our report dated November 14, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Chattanooga, Tennessee
November 14, 2019

ITEM 9B.  OTHER INFORMATION

On November 14, 2019, the TVA Board approved adjustments to the compensation of Chief Executive Officer Jeffrey J. Lyash for 2020. Mr. Lyash's base salary will increase from $920,000 to $1,058,000. Mr. Lyash was awarded a performance grant ("LTP") of $2,341,000 under TVA's Long-Term Incentive Plan ("LTIP") effective October 1, 2019, which will vest on September 30, 2022. Mr. Lyash was also awarded a retention grant ("LTR") of $1,014,000 under TVA's LTIP effective October 1, 2019, which will vest in three equal increments on September 30, 2020, September 30, 2021, and September 30, 2022.

The two LTIP grants will replace two grants outlined in Mr. Lyash's initial offer letter. The LTP grant of $2,341,000 will replace a grant of $2,024,000, effective October 1, 2019 and vesting September 30, 2022. The LTR grant of $1,014,000 will replace a grant of $876,000, effective October 1, 2019 and vesting fully on September 30, 2022. The LTP grant of $2,024,000 effective October 1, 2019 and vesting September 30, 2021, will remain in place.

On November 14, 2019, Mr. Lyash approved compensation adjustments for the following Named Executive Officers for 2020:

•
The salary for Mr. Thomas will increase from $647,169 to $666,584. Additionally, Mr. Thomas was awarded a LTP grant of $980,000 effective October 1, 2019, which will vest on September 30, 2022. Mr. Thomas also received a LTR grant of $420,000 effective October 1, 2019, which will vest in three equal increments on September 30, 2020, September 30, 2021, and September 30, 2022.

•
The salary for Mr. Skaggs will increase from $620,000 to $663,400. Additionally, Mr. Skaggs was awarded a LTP grant of $990,000 effective October 1, 2019, which will vest on September 30, 2022. Mr. Skaggs also received a LTR grant of $429,000 effective October 1, 2019, which will vest in three equal increments on September 30, 2020, September 30, 2021, and September 30, 2022.

•
The salary for Ms. Quirk will increase from $541,059 to $557,291. Additionally, Ms. Quirk was awarded a LTP grant of $695,000 effective October 1, 2019, which will vest on September 30, 2022. Ms. Quirk also received a LTR grant of $297,000 effective October 1, 2019, which will vest in three equal increments on September 30, 2020, September 30, 2021, and September 30, 2022.

•
The salary for Mr. Rausch will increase from $520,000 to $535,600. Additionally, Mr. Rausch was awarded a LTP grant of $500,000 effective October 1, 2019, which will vest on September 30, 2022. Mr. Rausch also received a LTR grant of $330,000 effective October 1, 2019, which will vest in three equal increments on September 30, 2020, September 30, 2021, and September 30, 2022.

The salary adjustments described above became effective as of October 1, 2019. No adjustments were made to any other existing elements of compensation for these Named Executive Officers for 2020.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The Tennessee Valley Authority Act of 1933 (the "TVA Act") provides that the Tennessee Valley Authority ("TVA") will be administered by a board of nine part-time members appointed by the President of the United States ("U.S.") with the advice and consent of the United States Senate.  The Chair of the TVA Board of Directors (the "TVA Board") is selected by the members of the TVA Board.  Under the TVA Act, to be eligible to be appointed as a member of the TVA Board, an individual (i) must be a U.S. citizen; (ii) must have management expertise relative to a large for-profit or nonprofit corporate, government, or academic structure; (iii) cannot be a TVA employee; (iv) must make a full disclosure to Congress of any investment or other financial interest that the individual holds in the energy industry; and (v) must affirm support for the objectives and missions of TVA, including being a national leader in technological innovation, low-cost power, and environmental stewardship. In addition, the President of the U.S., in appointing members of the TVA Board, must (i) consider recommendations from other public officials such as the Governors of the states in TVA's service area; individual citizens; business, industrial, labor, electric power distribution, environmental, civic, and service organizations; and the congressional delegations of the states in TVA's service area; and (ii) seek qualified members from among persons who reflect the diversity, including geographical diversity, and needs of TVA's service area.  At least seven of the nine TVA Board members must be legal residents of the TVA service area. Currently, TVA has nine active TVA Board members.

TVA Board members serve five-year terms, and at least one member's term ends each year.  After a member's term ends, the member is permitted under the TVA Act to remain in office until the earlier of the end of the then-current session of Congress or the date a successor takes office. The TVA Board, among other things, establishes broad goals, objectives, and policies for TVA; develops long-range plans to guide TVA in achieving these goals, objectives, and policies; approves annual budgets; and establishes a compensation plan for employees.

The TVA Board as of November 14, 2019, consisted of the following nine individuals with their ages and terms of office provided:

Directors	Age	Year Current Term Began	Year Term Expires
James R. Thompson, III, Chair(1)	60	2018	2021
Kenneth E. Allen	73	2018	2021
A.D. Frazier	75	2018	2022
Richard C. Howorth	68	2015	2020
William B. Kilbride	68	2019	2023
Virginia T. Lodge	69	2014	2019(2)
John L. Ryder	70	2019	2021
Jeff W. Smith	60	2018	2022
Ronald A. Walter	70	2014	2019(2)
Note
(1) Mr. Thompson assumed the Board Chair role on May 19, 2019.
(2) Although the terms of Director Lodge and Director Walter expired in May 2019, they are permitted under the TVA Act to remain in office until the earlier of the end of the current session of Congress or the date a successor takes office.

Mr. Thompson of Decatur, Alabama, joined the TVA Board in January 2018. Since 2009, he has served as President, Chief Executive Officer ("CEO"), and chair of Corporate Billing, LLC, a commercial finance company. Mr. Thompson previously served as the CEO of First American Bank, Alabama National Bancorporation's largest subsidiary bank, from 1999 until 2008. From 2011 until January 2018, he was also a member of the Board of Directors of Decatur Utilities, one of TVA's local power company customers ("LPCs").

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

Mr. Frazier of Mineral Bluff, Georgia, joined the TVA Board in January 2018. Since July 2012, he has served as President Emeritus of Georgia Oak Partners, LLC, a private equity company. Mr. Frazier previously held a number of other executive management positions, including chair and Chief Financial Officer ("CFO") of the Chicago Stock Exchange, chair and

CEO of Danka Business Systems, a reseller of high-end photocopying equipment, president of Caremark, a pharmacy benefit management company, and COO of the Atlanta Committee for the 1996 Olympic Games.

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

Mr. Kilbride of Chattanooga, Tennessee, joined the TVA Board in August 2019. He served as the president and CEO of the Chattanooga Area Chamber of Commerce from July 2014 until his retirement in January 2017, where he led multiple initiatives to attract and retain business to southeast Tennessee. He previously served as the president of the Home Division of Mohawk Industries after earlier holding positions with both Dean Witter Reynolds Financial Services and the New York Stock Exchange.

Ms. Lodge of Nashville, Tennessee, joined the TVA Board in December 2014. She has served as the CEO of FSI Inc., a fulfillment and supply chain company based in Nashville, Tennessee, since March 2012. She served as Commissioner of the Tennessee Department of Human Services from 2003 to 2011. From 2002 to 2003, she worked on Tennessee Governor Phil Bredesen's campaign and transition team. Ms. Lodge was National Director of GoreCorps for the Gore for President Campaign in 2000 and served as Executive Director for Kids Voting of Middle Tennessee from 1994 to 1999.

Mr. Ryder of Memphis, Tennessee, joined the TVA Board in March 2019. He has served as a bankruptcy and election law attorney with Harris Shelton Hanover Walsh, PLLC, since 2000. In addition, he served as General Counsel to the Republican National Committee from 2013 to 2017 and as Chairman of the Republican National Lawyers Association from 2017 to 2018.

Mr. Smith of Knoxville, Tennessee, joined the TVA Board in January 2018. Since April 2000, Mr. Smith has served as the deputy for operations at Oak Ridge National Laboratory ("ORNL"). Since April 2001, he has also served as the President of UT-Battelle Development Corporation, an entity established to develop privately constructed facilities at ORNL. During a six-month special assignment in 2002, he assisted with the creation of the U.S. Department of Homeland Security.

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

Executive Officers

TVA's executive officers as of November 14, 2019, their titles, their ages, and the date their employment with TVA commenced are as follows:

Executive Officers	Title	Age	Employment Commenced
Jeffrey J. Lyash	President and Chief Executive Officer	58	2019(1)
Michael D. Skaggs	Executive Vice President and Chief Operating Officer	59	1994
Sherry A. Quirk	Executive Vice President and General Counsel	65	2015
John M. Thomas, III	Executive Vice President and Chief Financial Officer	55	2005
Van M. Wardlaw	Executive Vice President and Chief External Relations Officer	59	1982
Timothy S. Rausch	Senior Vice President and Chief Nuclear Officer	55	2018(2)
Susan E. Collins	Senior Vice President and Chief Human Resource and Communications Officer	53	2014
Diane T. Wear	Vice President and Controller (Principal Accounting Officer)	51	2008
Note
(1) Mr. Lyash commenced employment with TVA on April 8, 2019.
(2) Mr. Rausch commenced employment with TVA on October 15, 2018.

Mr. Lyash has served as TVA's President and CEO since April 2019. He previously served as the President and Chief Executive Officer of Ontario Power Generation Inc. (“OPG”), an electric utility, from August 2015 until April 2019. Prior to joining OPG, Mr. Lyash served as the President of the Power Business Unit of Chicago Bridge & Iron Company N.V., an engineering, procurement, and construction company, from July 2013 to August 2015, as Executive Vice President of Energy Supply for Duke Energy Corporation, an electric utility, from July 2012 to December 2012, and as Executive Vice President of Energy Supply for Progress Energy, Inc. (“Progress Energy”), an electric utility, from June 2010 to July 2012. Mr. Lyash joined Progress Energy (formerly Carolina Power & Light Company) in 1993 and held a number of other positions before assuming the role of Executive Vice President of Energy Supply, including Executive Vice President of Corporate Development from July 2009 to June 2010, President and Chief Executive Officer of Progress Energy Florida, Inc., from June 2006 to July 2009, Senior Vice President of Energy Delivery for Progress Energy Florida, Inc., from November 2003 to June 2006, and Vice President of Transmission for Progress Energy Carolinas, Inc., from January 2002 to October 2003. He also held a wide range of management and executive roles in Progress Energy's nuclear program, including Operations Manager, Engineering Manager, Plant Manager, and Director of Site Operations. Mr. Lyash began his career in the utility industry in 1981 and worked for Pennsylvania Power & Light before joining the U.S. Nuclear Regulatory Commission (“NRC”), where he worked from 1984 to 1993. While at the NRC, Mr. Lyash held a number of senior technical and management positions and also worked from June 1984 to May 1985 as an engineer at Browns Ferry Nuclear Plant while on loan to TVA. Mr. Lyash has served as a director for the Electric Power Research Institute (“EPRI”) since 2015 and is currently Chair of the EPRI Board, and he has served as a director for Granite Construction Inc. since June 2018.

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

Ms. Quirk has served as TVA's Executive Vice President and General Counsel since February 2015. From October 2010 to February 2015, Ms. Quirk was an equity partner in the law firm of Schiff Hardin LLP, which specializes in federal energy regulation, legislation, and power supply transactions. Prior to joining Schiff Hardin, Ms. Quirk was a partner in the Energy Group of Sullivan & Worcester LLP, and a partner in the Energy Group of Verner, Liipfert, Bernhard, McPherson and Hand, specializing in federal energy regulation, legislation, power supply transactions, and state proceedings.

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

Mr. Rausch joined TVA in October 2018 as Senior Vice President and Chief Nuclear Officer. Before joining TVA, Mr. Rausch served as the Senior Vice President and Chief Nuclear Officer of Talen Energy Corporation from June 2015 until September 2018 and as the Senior Vice President and Chief Nuclear Officer of PPL Generation, LLC from July 2009 to June 2015. Mr. Rausch has 25 years of experience in virtually all the disciplines of the nuclear power industry, including roles as Site Vice President, Plant General Manager, and Director of Engineering.

Ms. Collins joined TVA in May 2014 as Vice President of Human Resources, and she was named Senior Vice President and Chief Human Resources Officer in February 2016. Before joining TVA, Ms. Collins served as Senior Vice President of Human Resources for Constellation Energy Nuclear Group, LLC from 2009 to 2014 and as Vice President of Human Resources for Constellation Energy from 2008 to 2009. In June 2019, she was named Senior Vice President, Chief Human Resources and Communications Officer.

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

Disclosure and Financial Code of Ethics

TVA has a Disclosure and Financial Ethics Code ("Financial Ethics Code") that applies to all executive officers (including the CEO, CFO, and Controller) and directors of TVA as well as to all employees who certify information contained in quarterly reports or annual reports or who have responsibility for internal control self-assessments.  The Financial Ethics Code includes provisions covering conflicts of interest, ethical conduct, compliance with applicable laws, rules, and regulations, responsibility for full, fair, accurate, timely, and understandable disclosures, and accountability for adherence to the Financial Ethics Code.  TVA will provide a current copy of the Financial Ethics Code to any person, without charge, upon request.   Requests may be made by calling 888-882-4975 or by sending an e-mail to: investor@tva.com.  Any waivers of or changes to provisions of the Financial Ethics Code that require disclosure pursuant to applicable Securities and Exchange Commission requirements will be promptly disclosed to the public, subject to limitations imposed by law, on TVA's website at: www.tva.gov.  Information contained on TVA's website shall not be deemed to be incorporated into, or to be a part of, this Annual Report.

Committees of the TVA Board

The TVA Board has an Audit, Risk, and Regulation Committee established in accordance with the TVA Act.  TVA's Audit, Risk, and Regulation Committee consists of James R. Thompson, III, Kenneth E. Allen, John Ryder, and Virginia T. Lodge. Director Thompson is an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934 (the "Exchange Act").

TVA is exempted by Section 37 of the Exchange Act from complying with Section 10A(m)(3) of the Exchange Act, which requires each member of a listed issuer's audit committee to be an independent member of the board of directors of the issuer. The TVA Act contains certain provisions that are similar to the considerations for independence under Section 10A(m)(3) of the Exchange Act, including that to be eligible for appointment to the TVA Board, an individual shall not be an employee of TVA and shall make full disclosure to Congress of any investment or other financial interest that the individual holds in the energy industry.

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Discussion and Analysis ("CD&A") focuses on the compensation of TVA's CEO, retired CEO, CFO, and three other most highly compensated executive officers serving at the end of fiscal year 2019. Collectively, these officers are TVA's 2019 Named Executive Officers ("NEOs"):

•Jeffrey J. Lyash, President and CEO;
•William D. Johnson, Retired President and CEO;
•John M. Thomas, III, Executive Vice President and Chief Financial Officer;
•Michael D. Skaggs, Executive Vice President and Chief Operating Officer;
•Sherry A. Quirk, Executive Vice President and General Counsel; and
•Timothy S. Rausch, Senior Vice President and Chief Nuclear Officer.

On November 14, 2018, Mr. Johnson gave notice to the Board of his intent to retire. The Board conducted a search for a new CEO, and Mr. Lyash was hired effective April 8, 2019. Mr. Johnson assisted with the CEO transition and retired effective May 2, 2019.

Executive Summary

TVA is a corporate agency and instrumentality of the U.S. that was created in 1933 by federal legislation in response to a request by President Franklin D. Roosevelt.  TVA was created to, among other things, improve navigation on the Tennessee River, reduce the damage from destructive flood waters within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers, further the economic development of TVA's service area in the southeastern U.S., and sell the electricity generated at the facilities TVA operates. Today, TVA operates the nation's largest public power system and supplies power to a population of nearly 10 million people.

2019 Compensation Highlights

2019 At-Risk Compensation. Based on its annual performance and productivity, TVA rewards employees through its Winning Performance Team Incentive Plan ("WPTIP") and Executive Annual Incentive Plan ("EAIP"). In addition, certain executives in critical positions, including the NEOs, participate in the Long-Term Incentive Plan ("LTIP"). The LTIP provides for long-term performance ("LTP") grants and long-term retention ("LTR") grants. Similar to incentive programs at other utilities, awards under the WPTIP, EAIP, and the performance-based component of the LTIP are not part of base pay but are "at risk" and require employees to reach or exceed specific performance targets in order for payments to be earned.

For 2019, the scorecard results for the EAIP were 116 percent of the target opportunity. The following factors contributed to overall performance:

•	Achieved better than top decile safety performance (recordable incident rate);

•	Achieved lowest level of debt in nearly 30 years;

•	Maintained strong transmission reliability performance; and

•	Helped to attract and retain approximately 66,500 jobs and over $8.9 billion in capital investment to the TVA service area.

In addition, for the three-year period ending September 30, 2019, the TVA Board-approved LTP awards to NEOs under the LTIP were 116 percent of the target opportunity primarily because of overall strong performance and financial discipline. Throughout the 2017 - 2019 performance period, TVA accomplished the following objectives:

•	Strong financial performance reduced debt to the lowest level in almost 30 years and met the 10-year Long-Range Financial Plan goals in six years,

•	Strong transmission system reliability performances, and

•	Outstanding customer survey results.

2019 Compensation Adjustments. On November 14, 2018, the TVA Board approved the compensation of CEO William Johnson for 2019. On October 1, 2018, Mr. Johnson's salary increased from $1,050,000 to $1,150,000. He was awarded a LTP grant of $2,537,500 under the LTIP which would have fully vested on September 30, 2021. He was also awarded a LTR grant under the LTIP of $1,087,500, which provided for vesting in three equal increments on September 30, 2019, 2020, and 2021. Based on the provisions of the LTIP, Mr. Johnson will receive prorated portions of all outstanding LTIP grants based on the date of his retirement of May 2, 2019.

On November 14, 2018, Mr. Johnson approved compensation adjustments and grants for the following NEOs for 2019:

•
The salary for Mr. Thomas increased from $628,319 to $647,169. Additionally, Mr. Thomas was awarded a LTP grant of $880,000 effective October 1, 2018, which will fully vest on September 30, 2021. Mr. Thomas also received a LTR grant of $380,000 effective October 1, 2018, which will vest in three equal increments on September 30, 2019, 2020, and 2021.

•
The salary for Mr. Skaggs increased from $520,000 to $620,000. Additionally, Mr. Skaggs was awarded a LTP grant of $980,000 effective October 1, 2018, which will fully vest on September 30, 2021. Mr. Skaggs also received a LTR grant of $420,000 effective October 1, 2018, which will vest in three equal increments on September 30, 2019, 2020, and 2021.

•
The salary for Ms. Quirk increased from $510,000 to $541,059. Additionally, Ms. Quirk was awarded a LTP grant of $685,000 effective October 1, 2018, which will fully vest on September 30, 2021. Ms. Quirk also received a LTR grant of $290,000 effective October 1, 2018, which will vest in three equal increments on September 30, 2019, 2020, and 2021.

Mr. Rausch commenced employment at TVA effective October 15, 2018, at a base salary of $520,000. Additionally, Mr. Rausch was awarded a LTP grant of $404,250 effective October 1, 2018, which will fully vest on September 30, 2021. Mr. Rausch also received a LTR grant of $173,250 effective October 1, 2018, which will vest in three equal increments on September 30, 2019, 2020, and 2021.

On April 8, 2019, Mr. Lyash commenced employment as TVA’s President and Chief Executive Officer and his offer letter outlines the following compensation components:

•	Annual Salary of $920,000

•
EAIP target annual incentive opportunity of 150% of his annual salary. He was eligible for an EAIP award for fiscal year 2019, and the amount of the award was prorated based on the number of months he was employed during the fiscal year and was based on individual and corporate performance.

•	LTP target grant opportunity of 220% of his annual salary.

▪	Effective October 1, 2019, LTP grant of $2,024,000 for the three-year performance cycle ending September 30, 2021. This grant fully vests at the end of the performance cycle.

▪	Effective October 1, 2019, LTP grant of $2,024,000 for the three-year performance cycle ending September 30, 2022. This grant fully vests at the end of the performance cycle.

•	LTR target grant opportunity of 95.2% of his annual salary.

▪
Effective October 1, 2019, LTR grant of $876,000 for the three-year performance cycle ending September 30, 2022. This grant vests in one-third increments annually on the applicable vesting dates: $292,000 on September 30, 2020, $292,000 on September 30, 2021, and $292,000 on September 30, 2022.

•
Recruitment and relocation incentive of $1,784,000 which will vest and pay in three installments as long as Mr. Lyash remains employed by TVA on the applicable vesting dates: $400,000 on September 30, 2019, $1,092,000 on September 30, 2020, and $292,000 on September 30, 2021.

•	Sign-On Bonus of $380,000 which remains subject to certain repayment conditions.

Amendment of Compensation Plan. On August 22, 2019, the Board approved an amended and restated compensation plan for employees ("Compensation Plan"). The changes to the plan were editorial in nature. Among other things, the changes strengthened the description of TVA’s compensation components and updated language related to qualified and non-qualified retirement plans.

Philosophy

TVA is committed to achieving its mission to serve the people of the Tennessee Valley to make life better. It does this through a focus on three core areas: Energy, Environment, and Economic Development. The compensation structure of TVA is developed to reinforce TVA's mission and strategic imperatives.

TVA aims to achieve its mission by attracting, retaining, and motivating highly qualified and committed executives to guide the organization's strategy and performance. TVA follows a Compensation Plan as adopted by the TVA Board in accordance with the guidance of the TVA Act. The Compensation Plan is designed to:

•
Provide market-based, competitive compensation levels so TVA can attract, retain, and motivate highly competent employees. Target total direct compensation generally is determined by reference to the 50th percentile of the relevant labor market, although some positions are determined by reference to up to the 75th percentile based on labor market scarcity and other issues.

•
Reward employees for performance. A substantial portion of executive pay, including pay for the NEOs, is tied to performance improvement. As illustrated in the charts below, at least half of each NEO's target total direct compensation opportunity is delivered through performance-based incentive programs.

•	Align the organization's short-term and long-term goals and objectives with compensation opportunities by providing a mix of salary and performance-based short-term and long-term incentives.

•	Align performance and productivity improvement at all levels by setting consistent performance goals and objectives for all levels of the organization.

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

•
On the recommendation of the CEO, the TVA Board will approve the salaries of employees whose salaries would be in excess of Level IV of the Executive Schedule of the U.S. Government ($166,500 in 2019); and

•	The CEO will determine the salary and benefits of employees whose annual salary is not greater than Level IV of the Executive Schedule ($166,500 in 2019).

Under the authority of the TVA Act, the TVA Board, its People and Performance Committee (the "Committee"), and individual TVA Board members are involved in compensation matters. The TVA Board has delegated to the CEO the authority to approve, or delegate to others the authority to approve, all personnel and compensation actions for which the TVA Board is responsible but has not reserved for itself. In addition, the TVA Board has taken the following actions to delegate authority with respect to executive compensation:

•
The TVA Board has delegated to the TVA Board Chair, in consultation with the Committee and with input from individual members of the TVA Board, the authority to evaluate and rate the CEO's performance during the year, and the authority to approve any payout to the CEO under the EAIP, based on, among other things, the CEO's evaluated performance during the year.

•
The TVA Board has authorized the CEO to set or adjust compensation for present or future direct reports within compensation ranges of 80 percent to 110 percent of the target total direct compensation for comparable positions, as well as to approve the parameters under which such executives may participate in certain supplemental benefit plans such as TVA's Supplemental Executive Retirement Plan ("SERP"), provided that the CEO may not finally set or adjust such compensation until the TVA Board members have been notified of the proposed compensation and given the opportunity to ask the Committee, or the full TVA Board, to review the proposed compensation before it becomes effective.

•
The TVA Board has delegated to the CEO, in consultation with the Committee and with input from individual members of the TVA Board, the authority to approve the individual performance goals for the CEO's direct reports and the authority to evaluate and rate the performance of the CEO's direct reports during the year against such performance goals.

TVA Board Committee Oversight

The Committee was responsible for oversight of executive compensation pursuant to the Compensation Plan, review of this Compensation Discussion and Analysis, and review of performance goal achievement for 2019. As delegated by the TVA Board, the Committee also (1) reviewed proposed CEO actions to set or adjust compensation for his direct reports, (2) consulted with the TVA Board Chair about the Chair's proposed evaluation and rating of the CEO's performance during the year and about the proposed payout to the CEO under the EAIP, and (3) consulted with the CEO on the proposed individual performance goals and evaluation and performance ratings for the CEO's direct reports for the year. The Committee used the independent consulting firm Frederic W. Cook & Co., Inc. ("FW Cook") in 2019 to help evaluate competitive compensation. The Committee assessed certain independence factors and determined the firm's work raised no potential conflict of interest.

Assessment of Risk

TVA's Enterprise Risk Management Organization, in coordination with other members of TVA's management, including Human Resources and Total Rewards, conducts an annual assessment of enterprise level risks which includes considering risks arising from TVA's compensation policies and practices, in order to identify any risks that are reasonably likely to have a material adverse effect on the organization and its achievement of its strategic goals and objectives.

Based on the results of this assessment, no risks were identified with the compensation policies and practices that are reasonably likely to have a material adverse effect on TVA's achievement of its strategic goals and objectives.

Use of Market Data and Benchmarking

TVA generally determines target total direct compensation for executives based on the relevant labor market. After compiling market compensation for the positions at the beginning of 2019, the Committee, with assistance from FW Cook, used the information to:

•	Assess target compensation level and incentive opportunity competitiveness; and

•	Determine appropriate target compensation levels and incentive opportunities to maintain the desired degree of market competitiveness.

The relevant labor market for most of TVA's executives, including the NEOs, consisted of both private and publicly-owned companies in the energy services industry of similar revenue and scope to TVA. TVA's peer group is reviewed on an annual basis. For the survey-based analysis, TVA referenced a sample from the 2018 Willis Towers Watson Energy Services Executive Compensation Database consisting of (i) 28 investor-owned utilities with revenues greater than or equal to $3 billion plus (ii) five additional government entities. Data from this sample were further regressed to TVA's size based on revenue. For NEO roles, the survey analysis was supplemented with public compensation data from a separate proxy peer group of investor-owned utilities. TVA approximated the median of this proxy group in terms of revenue. For executives with both proxy and survey benchmarks, competitive comparisons were made relative to a "market composite" or an average of the survey and proxy data.

The following chart outlines the companies that constituted the survey sample and proxy peer group used to benchmark NEO compensation for 2019:

Company	Investor Owned Utilities with Revenue Greater than or Equal to $3 Billion Which Participated in 2018 Willis Towers Watson Energy Services Survey	Government Entities Which Participated in 2018 Willis Towers Watson Energy Services Survey	Proxy Peer Group of Investor Owned Utilities
AES Corp.	☑		☑
Alliant Energy	☑
Ameren	☑		☑
American Electric Power Co., Inc.	☑		☑
Calpine Corp.	☑		☑
CenterPoint Energy, Inc.	☑		☑
CMS Energy Corp.	☑		☑
Consolidated Edison			☑
Dominion Energy	☑		☑
DTE Energy Co.			☑
Duke Energy Corp.	☑		☑
Edison International	☑		☑
Energy Northwest		☑
Entergy Corp.	☑		☑
Eversource Energy	☑		☑
Exelon Corp.	☑		☑
FirstEnergy Corp.	☑		☑
JEA		☑
New York Power Authority		☑
NextEra Energy, Inc.	☑		☑
NiSource	☑		☑
NRG Energy	☑		☑
Omaha Public Power		☑
Pacific Gas and Electric Co.	☑		☑
Pinnacle West Capital	☑
PPL Corp.	☑		☑
Public Service Enterprise Group Inc.	☑		☑
Salt River Project		☑
SCANA	☑
Sempra Energy	☑		☑
Southern Company	☑		☑
UNS Energy	☑
Vistra Energy	☑
WEC Energy	☑
Xcel Energy	☑		☑

Executive Compensation Program Components

The primary compensation program components for 2019 for the NEOs are summarized in the diagram below and are briefly described in the table and the narrative that follow the diagram.

Primary Compensation Program Components for Named Executive Officers in 2019
Compensation Component	Objective	Key Features
Annual Salary	Provides fixed base level of compensation to executives to encourage hiring and retention of qualified individuals
- Annual salary is determined by reference to median (50th percentile) for similar positions at other companies in TVA's peer group or above the median (50th to 75th percentile) for positions affected by market scarcity, recruitment and retention issues, and other business reasons.

- Typically reviewed annually to consider changes in benchmark salaries and/or exceptional individual merit performances.

EAIP	Incentivizes performance by providing at-risk compensation tied to attainment of pre-established performance goals for the fiscal year
- Annual incentive payouts are based on the results of established goals of an enterprise scorecard, as determined from year to year by the TVA Board or the CEO, as applicable. Annual incentive payouts may be impacted by a corporate multiplier or adjusted by the TVA Board or CEO, as applicable, based on the evaluation of performance during the year.

- Target annual incentive opportunities increase with position and responsibility and are based in part on the opportunities other companies in TVA's peer group provide to those in similar positions.

- Typically reviewed annually to consider changes in benchmark annual incentives.

LTIP	Incentivizes performance and retention by providing performance-based and retention-based grants that are tied to a vesting schedule
- Participation is limited to key positions that have the ability to significantly impact the long-term financial and/or operational objectives critical to TVA's overall success.

- LTP awards are granted annually with a three-year vesting cycle. Awards are variable at-risk opportunities based on achieved level of performance (i.e., scorecard results for the three-year performance period).

- LTR awards may be granted annually and will vest and pay out in three equal increments annually over three years, subject to the participant being employed through such dates, but are payable upon death or disability if earlier on a pro-rated basis.

Retirement Plans (Qualified Plans and SERP)
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

Salary. Annual salary is determined by reference to the median (50th percentile) for similar positions at other companies in TVA's peer group or above the median (50th to 75th percentile) for positions affected by market scarcity, recruitment and retention issues, and other business reasons. In general, salary is reviewed annually with increases awarded based on prior year performance, the executive's role and responsibilities, and to bring salaries into alignment with the market.

The salaries of the NEOs for 2019 and 2018 were as follows:

Executive	2019(1)	2018	Percent Change
Mr. Lyash	$920,000	N/A	N/A
Mr. Johnson	1,150,000	$1,050,000	9.5%
Mr. Thomas	647,169	628,319	3.0%
Mr. Skaggs(2)	620,000	520,000	19.2%
Ms. Quirk	541,059	510,000	6.1%
Mr. Rausch	520,000	N/A	N/A
Note
(1) All 2019 salary changes were effective on October 1, 2018. Mr. Lyash commenced employment with TVA on April 8, 2019 and Mr. Rausch commenced employment with TVA on October 15, 2019.
(2) Mr. Skaggs was named TVA's Executive Vice President and COO effective October 2018 and received a promotional compensation adjustment.

Annual Incentive Compensation. All executives, including the NEOs, participate in the EAIP. The EAIP is designed to encourage and reward executives for successfully achieving annual financial and operational goals. For 2019, an executive's annual incentive payment under the EAIP was calculated as follows:

EAIP Amount	=	Annual Salary	X	Annual Target Incentive Opportunity	X	Percent of Opportunity Achieved (0% to 150%)	X	Corporate Multiplier (0 to 1.00)	X	Individual Performance Multiplier (0% to 125%)

Each component of this calculation is discussed below (except for annual salary, which is discussed above).

Annual Target Incentive Opportunity. Annual incentive opportunities for participants in the EAIP generally increase with position and responsibility. For 2019, Mr. Lyash's and Mr. Johnson's target EAIP award opportunities were approved at 150 percent of salary. In October 2018, Mr. Johnson evaluated the appropriateness of the EAIP award opportunities for the other NEOs and made no changes. Accordingly, target EAIP award opportunities of the NEOs for 2019 were as follows:

Named Executive Officers	2019 Target Annual Incentive Opportunity(1)
Mr. Lyash	150%
Mr. Johnson	150%
Mr. Thomas	80%
Mr. Skaggs	80%
Ms. Quirk	70%
Mr. Rausch	70%
Note
(1) Represents a percent of each NEO's salary.

Percent of Opportunity Achieved. TVA had one organizational scorecard for the 2019 EAIP (TVA Enterprise Scorecard). This scorecard was also used to determine annual incentive payouts for all non-executive TVA employees who participated in TVA's 2019 WPTIP.

Once scorecard results were calculated, the CEO, after consulting with the TVA Board, approved the scorecard result at 116 percent. The Chair of the TVA Board, in consultation with the Committee and with input from the individual members of the TVA Board, then recommended and approved a payout of 116 percent for the CEO and the retired CEO.

The goals and associated weightings for the scorecard and the adjusted results achieved follow:

TVA 2019 Enterprise Scorecard
Enterprise Measures	Weight	Threshold	Target	Stretch	Actual
TVA Total Spending ($ Million)(1)	40%	$4,862	$4,725	$4,589	$4,467
Load Not Served(2)	30%	4.8	4.0	3.6	3.7
Nuclear Unit Capability Factor ("UCF") (%)(3)	15%	89.5%	90.3%	91.1%	89.8%
Combined Cycle Seasonal Equivalent Forced Outage Rate ("EFOR") (%)(4)	10%	3.3%	2.0%	1.5%	7.5%
Coal Seasonal Equivalent Forced Outage Rate (%)(5)	5%	13.6%	12.1%	10.8%	12.7%
Scorecard Result					116%
Notes
(1) TVA Total Spending means total non-fuel O&M + total capital expenses for corporate and operational strategic business unit organizations (excludes Board of Directors).
(2) Load Not Served ("LNS") is a measure of the magnitude and duration of transmission system outages that affect TVA customers and is expressed in system minutes. LNS events caused by TVA on a distributor system will also count as a TVA event even if the TVA system remains energized. LNS excludes interruptions due to declared major events.
(3) UCF is the ratio of available energy generation, which excludes events outside of management control, over a given period of time to the reference energy generation over the same time period.
(4) Combined Cycle Seasonal EFOR measures the generation lost due to forced events as a percentage of time the unit would have been scheduled to run. This measure runs from December to March and June to September for 2019. Based on Generating Availability Data System ("GADS") event reporting guidelines for megawatt hour losses. Excludes GADS events classified as "Outside Management Control." Targets exclude any newly commissioned units for first full fiscal year of operations.
(5) Coal Seasonal EFOR measures the generation lost due to forced events as a percentage of time the unit would have been scheduled to run. This measure runs from December through March and June through September and includes all coal plants. Based on GADS event reporting guidelines for megawatt hour losses. Excludes GADS events classified as "Outside Management Control." Targets exclude any forecasted units to be retired in fiscal year of retirement.

Corporate Multiplier. The TVA Board approved the use of a corporate multiplier for the WPTIP and EAIP. The corporate multiplier ranges between 0 and 1.0 and can be used only for purposes of reducing the amount of the award. For 2019, the TVA Board determined that the corporate multiplier should be 1.0 based on the following:

•	Safety better than top decile;

•	Strong financial performance reduced debt to the lowest level in almost 30 years and met the 10-year Long-Range Financial Plan goals in six years;

•	Zero Board level significant events; and

•	Strong role in stimulating economic development and investment.

Corporate Multiplier	Plan	Actual
Safety - Recordable Incident Rate (RIR)(1)	0.00	0.44
Financial Health
Total Financing Obligations (TFO) and Liabilities ($ Billion)(2)	$23.8	$22.5
Operating Cash Flow ($ Million)(3)	$3,146	$3,720
Net Income ($ Million)(4)	$1,363	$1,417
Jobs Created and Retained(5)	50,000-75,000	66,572
Board Level Significant Events(6)	0	0
Notes
(1) Recordable Incident Rate is defined as the number of recordable injuries (as defined by TVA's safety program) per 200,000 employee-hours worked by TVA employees and staff augmentation contractors (excluding hearing events).
(2) Total Financing Obligations and Liabilities is calculated by subtracting contributions to unfunded liabilities from the sum of (1) long-term debt, net (including unamortized premiums/discounts), (2) short-term debt, net, (3) leaseback obligations, (4) energy prepayment obligations, and (5) variable interest entities ("VIE").
(3) Operating Cash Flow is the amount of cash generated from power production and other mission-related activities. It is generally defined as operating revenues received less cash payments made for operating expenses. See Item 8, Financial Statements and Supplementary Data — Consolidated Statements of Cash Flows for additional information.
(4) Net Income consists of the organization's net earnings derived by adjusting revenues for the cost of doing business, including the cost of sales, depreciation, interest, taxes, and other expenses. See Item 8, Financial Statements and Supplementary Data - Consolidated Statements of Operations for additional information.
(5) Jobs Created and Retained measures the number of new or retained jobs in the Tennessee Valley for which TVA has played a role in the recruitment or retention of the economic development project.
(6) Board Level Significant Events include items deemed materially significant to the TVA Board and that affect TVA's reputation with its customers and its stakeholders, the organizational health of the workforce, or TVA's impact on the public at large.

Individual Performance Multiplier. Annually, individual goals are established at the beginning of each performance cycle. Once all other preliminary 2019 EAIP payouts were calculated and the corporate multiplier was applied, Mr. Lyash, as CEO, and in consultation with the Committee, evaluated each NEO's performance based upon individual performance goals (except his own) to determine the individual performance multiplier used to calculate his or her payout as set forth in the formula above. Each of the non-CEO NEOs was assigned an Individual Performance Multiplier of 100 percent except for Mr. Thomas, who was assigned an Individual Performance Multiplier of 110 percent based on his strong performance during the fiscal year.

In addition, the TVA Board Chair, in consultation with the Committee and with input from individual members of the TVA Board, evaluated Mr. Lyash's performance as CEO during 2019 to determine his Individual Performance Multiplier under the EAIP. Based on this review, the TVA Board Chair decided that Mr. Lyash's final Individual Performance Multiplier should be 112 percent based on TVA's 2019 performance. This recommendation was based on TVA’s strong financial performance including the development of a 10-year financial plan, focus on people performance excellence and developing the workforce for sustained optimal performance, engagement of key stakeholders, recognition of embracing continuous improvement, and successful demonstration of TVA values and behaviors.

EAIP Payouts. As a result of the above process, the NEOs were awarded the following EAIP payouts for 2019 in comparison to the 2019 target payouts:

2019 EAIP Payouts
Named Executive Officers	Salary	Target EAIP Incentive Opportunity (% of Salary)	Target EAIP Payout	Scorecard Results After Application of Corporate Multiplier	Individual Performance Multiplier	Actual EAIP Payment
Jeffrey J. Lyash(1)	$920,000	150%	$663,462	116%	112%	$861,969
William D. Johnson(2)	1,150,000	150%	1,009,409	116%	100%	1,170,915
John M. Thomas, III	647,169	80%	517,735	116%	110%	660,630
Michael D. Skaggs	620,000	80%	496,000	116%	100%	575,360
Sherry A. Quirk	541,059	70%	378,741	116%	100%	439,340
Timothy Rausch(3)	520,000	70%	350,000	116%	100%	406,000
Note
(1) Mr. Lyash's Target EAIP Payout was prorated based on time in position, April 8, 2019 through September 30, 2019. Target for a full performance period would be $1,380,000.
(2) Mr. Johnson's Target EAIP Payout was prorated based on retirement and time in position, October 1, 2018 through May 1, 2019. Target for a full performance period would be $1,725,000.
(3) Mr. Rausch's Target EAIP Payout was prorated based on time in position, October 15, 2018 through September 30, 2019. Target for a full performance period would be $364,000.

Awards to the NEOs under the EAIP for 2019 are reported in the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.

Long-Term Incentive Compensation. In addition to the EAIP, certain executives in critical positions, including the Named Executive Officers, participate in the company's long-term compensation plans. These individuals make decisions that significantly influence the development and execution of TVA's long-term strategic objectives. As such, the long-term compensation plans are designed to reward executives for helping TVA improve in areas directly related to TVA's long-term success by:

•	Using enterprise-wide performance criteria that are directly aligned with TVA's mission;

•	Using a "cumulative" performance approach to measure performance achieved over a three-year period with a new three-year performance cycle beginning each year;

•	Using a potential payment range of 50 percent to 150 percent of target incentive opportunity to enable awards that are commensurate with performance achievements; and

•
Establishing award opportunities for each performance cycle at levels that approximate median levels of competitiveness with TVA's peer group and adhering to the Committee's policy that (i) approximately 70 to 80 percent of each executive's total long-term incentive opportunity be performance-based (under the performance-based awards under the LTIP) and (ii) approximately 20 to 30 percent of each executive's total long-term incentive opportunity be retention-oriented under the LTIP as described below under Long-Term Retention Arrangements.

Effective October 1, 2018, TVA granted the following LTP awards:

Named Executive Officers	LTP/Long-Term Performance Grant(1)
Mr. Lyash(2)	N/A
Mr. Johnson(3)	$2,537,500
Mr. Thomas	880,000
Mr. Skaggs	980,000
Ms. Quirk	685,000
Mr. Rausch	404,250
Note
(1) All awards vest September 30, 2021, and the actual amount the executives receive upon payout may vary based on organizational performance under the LTIP.
(2) Mr. Lyash did not receive a LTP grant because he was not employed on the date the grants were issued, October 1, 2018. He was eligible for a grant on October 1, 2019.
(3) Mr. Johnson's LTP was adjusted to $493,403 upon retirement, which represents the prorated portion of the grant based on the number of months he was employed during the performance cycle.

For the three-year cycle ended September 30, 2019, the TVA Board approved three overall long-term incentive measures of TVA performance to be applied to all participants in the LTIP:

•	Non-Fuel Delivered Cost of Power;

•	Load Not Served (the product of the percentage of total load-not-served multiplied by the number of minutes in the measurement period); and

•	External Measures (including external nuclear performance indicators, stakeholder survey, media tone, customer survey, and Board level significant events).

The Non-Fuel Delivered Cost of Power performance measure is a financial measure not affected by weather or customer behavior. The Non-Fuel Delivered Cost of Power measure is equal to the sum of (i) non-fuel operating and maintenance expense, (ii) base capital expense, (iii) interest expense, and (iv) other expense divided by budgeted electric power sales. TVA chooses to use this measure as it drives performance through activities that management can control. The 2017-2019 performance cycle had a threshold goal of 3.65, a target goal of 3.51, and a stretch goal of 3.37.

The Load Not Served performance measure reflects the percentage of total load not served multiplied by the number of minutes in the period (with the value expressed in system minutes and excluding events during declared major storms) during the three-year cycle ended September 30, 2019, with a threshold goal of 4.8, a target goal of 4.0, and a stretch goal of 3.5. Load Not Served events caused by TVA on a distributor system will also count as a TVA event even if TVA's system remains energized.

The External Measures represent TVA's performance in areas including external nuclear performance indicators, stakeholder survey, media tone, customer loyalty, and Board level significant events. Targets for the External Measures are based on making incremental improvements in external perceptions of TVA's performance and brand. The nuclear performance measure was based on 2019 results, with a threshold goal of 88.0 (third quartile), a target goal of 91.0 (between median and top quartile), and a stretch goal of 94.0 (better than top quartile). The media tone, stakeholder survey, customer survey, and Board level significant events measures were calculated using an average of the 2017, 2018, and 2019 results. The media tone measure had a threshold goal of 85.0, a target goal of 89.0, and a stretch goal of 91.7. The stakeholder survey measure had a threshold goal of 81.0, a target goal of 82.5, and a stretch goal of 84.0. The customer survey measure had a threshold goal of 64.7, a target goal of 66.3, and a stretch goal of 68.0. The TVA Board level significant events measure had a threshold goal of two unfavorable events, a target goal of zero events, and a stretch goal of two favorable events.

The following table shows the performance goals and weighting and percent of opportunity achieved for the performance-based awards (LTP) under the LTIP for the three-year cycle ended September 30, 2019:

TVA 2017 - 2019 Long-Term Incentive Plan Scorecard
Long-Term Incentive Measure	Weight	Threshold	Target	Stretch	Actual
Non-Fuel Delivered Cost of Power (2017-2019)	40%	3.65	3.51	3.37	3.46

Load Not Served (2017-2019)	30%	4.8	4.0	3.5	3.8

External Measures (2017-2019)	30%	80.6	88.4	96.1	86.2
External Nuclear Performance Indicators	25%	88.0	91.0	94.0	80.4
Media Tone %	15%	85.0	89.0	91.7	89.3
Stakeholder Survey %	15%	81.0	82.5	84.0	80.0
Customer Survey %	15%	64.7	66.3	68.0	71.3
Board Level Significant Events	30%	-2.0	0.0	2.0	0.0
		Calculated Payout			109%
Approved Payout					116%

In August 2018, the TVA Board approved replacing the LTP financial measure Wholesale Rate Excluding Fuel with Non-Fuel Delivered Cost of Power for the future LTP awards. Wholesale Rate Excluding Fuel had not historically reflected TVA's financial performance as it is largely impacted by weather and customer behavior. The TVA Board and management believe that replacing the measure with Non-Fuel Delivered Cost of Power will drive performance through activities that management can influence.

The TVA Board used its discretion and adjusted payouts for the 2017 - 2019 performance cycle to 116% to better reflect goal achievement, overall strong performance and financial discipline.

Additional highlights of the 2017 - 2019 performance period include:

•	Strong financial performance reduced debt to the lowest level in almost 30 years and met the 10-year Long-Range Financial Plan goals in six years;

•	Strong transmission system reliability performances;

•	"Outstanding" customer survey results; and

•	Customer survey reflects high commitment levels.

As a result, the NEOs were awarded the following LTP payouts for the 2017 - 2019 performance cycle:

Named Executive Officers	Target LTP Grant Vesting September 30, 2019	Calculated LTP Payout(2)	Approved LTP Payout(3)
Jeffrey J. Lyash	N/A	N/A	N/A
William D. Johnson(1)	$2,090,606	$2,278,761	$2,425,103
John M. Thomas, III	750,000	817,500	870,000
Michael D. Skaggs	750,000	817,500	870,000
Sherry A. Quirk	675,000	735,750	783,000
Timothy S. Rausch	N/A	N/A	N/A
Note
(1) Mr. Johnson's initial LTIP grant was in the amount of $2,427,800. He retired effective May 2, 2019. Based on the provisions of the LTIP Plan, Mr. Johnson's grant was prorated based on the 31 months (October 1, 2016 - April 30, 2019) he was employed during the performance cycle (October 1, 2016 - September 30, 2019).
(2) Amount based on calculated payout of 109%.
(3) Amount based on approved payout of 116%.

Awards to the NEOs for the LTP performance cycle that ended September 30, 2019 are reported in the Summary Compensation Table. The amount of the award based on the calculated scorecard is reported as Non-Equity Incentive Plan Compensation. The discretionary adjustment ("LTP Scorecard Adjustment") is reported as a Bonus in the Summary Compensation Table.

2018 - 2020 Outstanding LTP Performance Cycle

The TVA Board approved the following overall LTP measures of TVA performance for all participants for the three-year cycle ending September 30, 2020 (awards to be paid in November 2020):

Performance Measure	Weight	Threshold (50%)	Target (100%)	Stretch (150%)
Non-Fuel Delivered Cost of Power(1)	40%	3.57	3.43	3.29
Load Not Served(2)	30%	4.8 Between top quartile and top decile	4.0 2017 - 2019 average rate based on business plans	3.6 Better than top decile
External Measures(3)	30%	81.6	89.4	97.1
Notes
(1)  On August 22, 2018, the TVA Board approved replacing the Wholesale Rate Excluding Fuel measure with Non-Fuel Delivered Cost of Power for the 2018 - 2020 performance cycle because the Wholesale Rate Excluding Fuel measure has not historically reflected TVA's financial performance. The Non-Fuel Delivered Cost of Power measure is equal to the sum of (i) non-fuel operating and maintenance expense, (ii) base capital expense, (iii) interest expense, and (iv) other expense divided by budgeted electric power sales. For the 2018 - 2020 LTIP performance cycle, the Non-Fuel Delivered Cost of Power measure will be calculated using 2020 results.
(2)  Load Not Served is equal to the product of (i) the percentage of total load not served and (ii) the number of minutes in the period (excluding interruptions due to declared major events). Value is expressed in system minutes and is the average of the three years within the LTIP performance cycle. Load Not Served events caused by TVA on a distributor system will also count as a TVA event even if TVA's system remains energized. For the 2018-2020 LTIP performance cycle, the Load Not Served measure will be calculated using an average of the 2018, 2019, and 2020 results. The target Load Not Served measure is the average of the rates for 2018, 2019 and 2020 that were set forth in the approved business plans for 2016, 2017, and 2018, respectively.
(3)  For the 2018 - 2020 LTIP performance cycle, the External Measures metric will be calculated using an average of the 2018, 2019, and 2020 results (except for the External Nuclear Performance Indicators measure, which will be based on 2020 results). On August 25, 2016, the TVA Board revised (1) the method for calculating the External Nuclear Performance Indicators measure and (2) the goals related to this measure. The changes were adopted because the external party that rates the performance of TVA's nuclear fleet revised the industry standard metric for its rating index and provided new guidance on reporting requirements related to the addition of Watts Bar Unit 2 into TVA's nuclear fleet.

2019 - 2021 Outstanding LTP Performance Cycle

The TVA Board approved the following overall LTP measures of TVA performance for all participants for the three-year cycle ending September 30, 2021 (awards to be paid in November 2021):

Performance Measure	Weight	Threshold (50%)	Target (100%)	Stretch (150%)
Non-Fuel Delivered Cost of Power(1)	40%	3.57	3.44	3.30
Load Not Served(2)	30%	4.8	4.0	3.6
External Measures(3)	30%	82.0	89.8	97.5
Notes
(1)  Non-Fuel Delivered Cost of Power measure is equal to the sum of (i) non-fuel operating and maintenance expense, (ii) base capital expense, (iii) interest expense, and (iv) other expense divided by budgeted electric power sales. For the 2019-2021 LTIP performance cycle, the Non-Fuel Delivered Cost of Power measure will be calculated using an average of the 2019, 2020, and 2021 results.
(2) Load Not Served is equal to the product of (i) the percentage of total load not served and (ii) the number of minutes in the period (excluding interruptions due to declared major events). Value is expressed in system minutes and is the average of the three years within the LTIP performance cycle. Load Not Served events caused by TVA on a distributor system will also count as a TVA event even if TVA's system remains energized. For the 2019 - 2021 LTIP performance cycle, the Load Not Served measure will be calculated using an average of the 2019, 2020, and 2021 results.
(3)  For the 2019 - 2021 LTIP performance cycle, the External Measures metric will be calculated using an average of the 2019, 2020, and 2021 results (except for the External Nuclear Performance Indicators measure, which will be based on 2021 results).

Long-Term Retention. As a corporate agency of the U.S., TVA does not have equity securities that it can use to provide stock awards, options, or other equity-based awards as compensation for its employees. The purpose of the retention awards under the LTIP is to provide a retention incentive similar to restricted stock or restricted stock units. These grants are intended to encourage executives to remain with TVA and to provide, in combination with salary, EAIP, and LTP grants, a competitive level of total direct compensation. Awards are designed to constitute approximately 20 to 30 percent of each NEO's total long-term compensation. Grants are generally provided on October 1 and will become one-third vested on each subsequent September 30 or upon death, disability, or retirement if earlier on a pro-rated basis. Each award will be paid in a lump sum within two months of vesting.

Following the market assessment conducted by FW Cook, effective October 1, 2018, TVA granted the following LTR awards under the LTIP:

Named Executive Officers	LTR/Long-Term Retention Grant(1)
Mr. Lyash(2)	N/A
Mr. Johnson(3)	$1,087,500
Mr. Thomas	380,000
Mr. Skaggs	420,000
Ms. Quirk	290,000
Mr. Rausch	173,250
Note
(1) Awards vest in three equal tranches on September 30, 2019, September 30, 2020, and September 30, 2021.
(2) Mr. Lyash did not receive a LTR grant because he was not employed on the date the grants were issued, October 1, 2018. He was eligible for a grant October 1, 2019.
(3) Mr. Johnson retired effective May 2, 2019. Based on the provisions of the LTIP, Mr. Johnson's LTR grants will be prorated based on the months he was employed during the vesting period.

Retirement Benefits. TVA sponsors a qualified defined benefit plan ("pension plan") and a qualified defined contribution plan ("401(k) plan"), which are administered by the TVA Retirement System ("TVARS").  The availability of, and level of benefits provided by, these qualified plans are comparable to similar qualified plans provided by companies in TVA's peer group.

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

CEO Compensation Matters. After a thorough review, including the consideration of CEO median compensation data, the Committee recommended that the TVA Board approve the compensation and incentive opportunities for Mr. Lyash upon commencement of his employment. Mr. Lyash receives an annual salary of $920,000 and a target annual incentive opportunity of 150 percent of his annual salary under the EAIP. He was eligible for an EAIP award for fiscal year 2019, and the amount of the award was prorated based on the number of months he was employed during the fiscal year and was based on individual and corporate performance.

Mr. Lyash is also a participant in the LTIP. Under the LTP component of the LTIP, Mr. Lyash's target grant opportunity is 220 percent of his annual salary. As described in his offer letter, effective October 1, 2019, Mr. Lyash received an initial LTP grant of $2,024,000 for the three-year performance cycle ending on September 30, 2021, and also received a LTP grant of $2,024,000 for the three-year performance cycle ending on September 30, 2022. Under the LTR component of the LTIP, Mr. Lyash's target opportunity is 95.2 percent of his annual salary beginning in fiscal year 2020. Based on an annual salary of $920,000, Mr. Lyash received a LTR grant of $876,000 for the three-year retention period ending on September 30, 2022, and the grant will vest in one-third increments as long as Mr. Lyash remains employed by TVA on the applicable vesting dates: $292,000 on September 30, 2020, $292,000 on September 30, 2021, and $292,000 on September 30, 2022, or upon death or disability if earlier.

Mr. Lyash also received a recruitment and relocation incentive of $1,784,000, which will vest and pay in three installments as long as Mr. Lyash remains employed by TVA on the applicable vesting dates: $400,000 on September 30, 2019, $1,092,000 on September 30, 2020, and $292,000 on September 30, 2021.

TVA also provided Mr. Lyash a sign-on bonus payment of $380,000, which was paid upon commencement of his employment. The sign-on bonus payment must be repaid in full to TVA if, within one year of the effective date of his employment, (1) he voluntarily terminates his employment, unless the separation is for reasons beyond his control and acceptable to TVA, or (2) he is terminated for cause.

The chart below compares (i) the total direct compensation earned by Mr. Lyash for 2019; (ii) the target prorated compensation opportunity for Mr. Lyash for 2019; (iii) the 2019 approved target compensation opportunity for Mr. Lyash for 2019; (iv) the total direct compensation earned by Mr. Johnson for 2019; (v) the target prorated compensation opportunity for Mr. Johnson for 2019; (vi) the 2019 approved target compensation opportunity for Mr. Johnson for 2019; and (vii) the CEO median compensation data provided to the Committee by FW Cook, based on TVA's peer group as discussed above.

CEO Peer Group Compensation Comparison
Compensation Component	TVA CEO Lyash Actual Compensation for 2019		TVA CEO Lyash Target Prorated Compensation Opportunity for 2019		TVA CEO Lyash Target Compensation Opportunity for 2019		TVA CEO Johnson Actual Compensation for 2019		TVA CEO Johnson Target Prorated Compensation Opportunity for 2019		TVA CEO Johnson Target Compensation Opportunity for 2019		Chief Executive Officer Median Market Data(1)
Base Salary	$445,846	(2)	$445,846	(2)	$920,000		$669,038	(3)	$669,038	(3)	$1,150,000		$1,238,000
Total Annual Incentive	193%	(4)	150%		150%		175%	(5)	150%		150%		123%
Total Cash Compensation	$1,307,815		$1,109,308		$2,300,000		$1,839,953		$1,678,447		$2,875,000		$2,773,000
Total Long-Term Incentive Compensation	—%		—%		—%		441%	(6)	391%	(7)	289%	(8)	484%
Sign-on Bonus	$380,000	(9)	$380,000	(9)	$380,000	(9)	$—		$—		$—		$—
Recruitment/Relocation Incentive	$400,000	(10)	$400,000	(10)	$400,000	(10)	$—		$—		$—		$—
Total Direct Compensation	$2,087,815		$1,889,308		$3,080,000		$4,787,470		$4,291,467		$6,198,367		$8,709,000
Notes
(1) Target market assessment effective October 2018 and included market composite of Willis Towers Watson database and proxy peer group.
(2) Salary opportunity earned from April 8, 2019 through September 30, 2019.
(3) Salary opportunity earned from October 1, 2018 through May 2, 2019.
(4) Mr. Lyash's prorated EAIP Target Opportunity was $663,462. His award after applying the 1.0 Corporate Multiplier, 116% scorecard, and 112% Individual Performance Multiplier was $861,969.
(5) Mr. Johnson's prorated EAIP Target Opportunity was $1,009,409. His award after applying the 1.0 Corporate Multiplier, 116% scorecard, and 100% Individual Performance Multiplier was $1,170,915.
(6) Mr. Johnson's actual LTP award was $2,425,103 and the LTR prorated tranches were in the amount of $118,018, $192,938, and $211,458.
(7) Based on a retirement date of May 2, 2019, Mr. Johnson's prorated target LTP award was $2,090,606 and the LTR prorated tranches were in the amount of $118,018, $192,938, and $211,458.
(8) For the 2017-2019 LTP performance cycle, Mr. Johnson's target LTP award was $2,427,800 and he had three LTR tranches vesting in the amounts of $202,317, $330,750, and $362,500.
(9) Mr. Lyash received a $380,000 sign-on bonus associated with his hire.
(10) Mr. Lyash received a Recruitment/Relocation Incentive of $1,784,000 which vests in three installments - $400,000 on September 30, 2019, $1,092,000 on September 30, 2020, and $292,000 on September 30, 2021.

Executive Compensation Tables and Narrative Disclosures

Summary Compensation and Grants of Plan-Based Awards

The following table provides information on compensation earned by each of the Named Executive Officers in 2019 (and 2018 and 2017, as applicable).

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)		All Other Compensation(4)	Total
Jeffrey J. Lyash	2019	$445,846	$380,000	$861,969		$5,970,873		$504,835	$8,163,523
President and Chief
Executive Officer

William D. Johnson, Retired	2019	$669,038	$146,342	$3,972,090		$2,115,149		$33,000	$6,935,619
President and Chief	2018	1,052,115	—	5,726,830	(5)	1,303,293	(6)	32,400	8,114,638
Executive Officer	2017	995,000	—	4,075,857	(7)	1,556,084	(8)	31,800	6,658,741

John M. Thomas, III	2019	$648,208	$52,500	$1,804,797		$1,076,752		$20,625	$3,602,882
Executive Vice President	2018	629,023	—	1,692,318	(9)	173,723	(10)	20,250	2,515,314
and Chief Financial Officer	2017	610,018	—	1,406,637	(11)	294,108	(12)	19,875	2,330,638

Mike D. Skaggs	2019	$614,692	$52,500	$1,716,194		$2,017,130		$12,375	$4,412,891
Executive Vice President	2018	520,951	—	1,422,133	(13)	320,678	(14)	12,150	2,275,912
and Chief Operating Officer	2017	495,285	—	1,000,578	(15)	352,167	(16)	11,925	1,859,955

Sherry A. Quirk	2019	$540,751	$47,250	$1,441,756		$401,540		$24,750	$2,456,047
Executive Vice President	2018	511,254	—	1,288,900	(17)	207,166	(18)	24,300	2,031,620
and General Counsel	2017	477,405	—	993,725	(19)	138,629	(20)	23,850	1,633,609

Timothy Rausch	2019	$502,000	$—	$713,750		$72,784		$255,735	$1,544,269
Senior Vice President
and Chief Nuclear Officer
Note
(1) The 2019 data is outlined in the table below.

Bonus

	Jeffrey J. Lyash	William D. Johnson	John M. Thomas, III	Michael D. Skaggs	Sherry A. Quirk	Timothy Rausch
LTP Scorecard Adjustment	$—	$146,342	$52,500	$52,500	$47,250	$—
Sign-on Bonus	380,000	—	—	—	—	—
Total	$380,000	$146,342	$52,500	$52,500	$47,250	$—

(2) The 2019 data is outlined in the table below.

Non-Equity Incentive Plan Compensation

	Jeffrey J. Lyash	William D. Johnson	John M. Thomas, III	Michael D. Skaggs	Sherry A. Quirk	Timothy Rausch
EAIP	$861,969	$1,170,915	$660,630	$575,360	$439,340	$406,000
LTP	—	2,278,761	817,500	817,500	735,750	—
LTR 2016-03(A)	—	118,018	83,334	83,334	75,000	—
LTR 2017-02(B)	—	192,938	116,667	100,000	95,000	—
LTR 2018-01(C)	—	211,458	126,666	140,000	96,666	57,750
Performance Incentive Arrangement ("PIA")	—	—	—	—	—	250,000
Total	$861,969	$3,972,090	$1,804,797	$1,716,194	$1,441,756	$713,750
Note
(A) LTR grant representing the third tranche of the LTR award effective October 1, 2016.
(B) LTR grant representing the second tranche of the LTR award effective October 1, 2017.
(C) LTR grant representing the first tranche of the LTR award effective October 1, 2018.

(3) The 2019 data is outlined in the table below.

Change in Pension Value and Nonqualified Deferred Compensation Earnings

	Jeffrey J. Lyash	William D. Johnson	John M. Thomas, III	Michael D. Skaggs	Sherry A. Quirk	Timothy Rausch
Increase under TVARS Plans	$—	$77,561	$60,304	$91,600	$—	$—
Increase under SERP	5,970,873	2,037,588	1,016,448	1,925,530	401,540	72,784
Total	$5,970,873	$2,115,149	$1,076,752	$2,017,130	$401,540	$72,784

(4) The 2019 data is outlined in the table below.

All Other Compensation

	Jeffrey J. Lyash	William D. Johnson	John M. Thomas, III	Michael D. Skaggs	Sherry A. Quirk	Timothy Rausch
401(k) Matching Contribution	$12,375	$16,500	$12,375	$12,375	$12,375	$12,375
Non-Elective 401(k) Contribution	12,375	16,500	8,250	—	12,375	12,375
Recruitment/Relocation Incentive	400,000	—	—	—	—	200,000
Relocation Benefits	80,085	—	—	—	—	30,985
Total	$504,835	$33,000	$20,625	$12,375	$24,750	$255,735

(5) Represents $2,354,625 awarded under the EAIP, $2,450,088 awarded under the LTIP, $722,117 awarded under LTR, and $200,000 awarded as a performance incentive arrangement ("PIA").
(6) Reflects increases of $2,969 under the Cash Balance Pension and $1,300,324 under the SERP.
(7) Represents $1,691,003 awarded under the EAIP, $1,793,488 awarded under the ELTIP, $391,366 awarded under the LTR, and $200,000 awarded as a PIA.
(8) Reflects increases of $3,588 under the Cash Balance Pension and $1,552,496 under the SERP.
(9) Represents $653,452 awarded under the EAIP, $772,200 awarded under the LTIP, and $266,666 awarded under the LTR.
(10) Reflects increases of $27,604 under the Cash Balance Pension and $146,119 under the SERP.
(11) Represents $502,654 awarded under the EAIP, $753,983 awarded under the ELTIP, and $150,000 awarded under the LTR.
(12) Reflects increases of $15,312 under the Cash Balance Pension and $278,796 under the SERP.
(13) Represents $540,800 awarded under the EAIP, $648,000 awarded under the LTIP, and $233,333 awarded under the LTR.
(14) Reflects increases of $49,607 under the Cash Balance Pension and $271,071 under the SERP.
(15) Represents $408,115 awarded under the EAIP, $459,130 awarded under the ELTIP, and $133,333 awarded under the LTR.
(16) Reflects increases of $37,091 under the Cash Balance Pension and $315,076 under the SERP.
(17) Represents $464,100 awarded under the EAIP, $604,800 awarded under the LTIP, and $220,000 awarded under the LTR.
(18) Reflects an increase of $207,166 under the SERP.
(19) Represents $344,210 awarded under the EAIP, $524,515 awarded under the ELTIP, and $125,000 awarded under the LTR.
(20) Reflects an increase of $138,629 under the SERP.

The following table provides information on non-equity incentive plan opportunities and grants provided to NEOs and the possible range of payouts associated with the opportunities and grants. Awards under the EAIP, LTP, LTR, and PIA that vested as of September 30, 2019, will be paid in cash during the first quarter of 2020.

Grants of Plan-Based Awards Table as of September 30, 2019
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
		Current Year				Future Years
Name	Plan	Threshold(2)	Target(2)	Maximum(2)		Threshold(2)	Target(2)	Maximum(2)		Performance Period Ending/Vesting Date
Jeffrey J. Lyash	EAIP(3)	$331,731	$663,462	$995,193						9/30/2019
	LTP 2018(7)					$1,012,000	2,024,000	3,036,000	(13)	9/30/2021

William D. Johnson	EAIP(3)	$504,705	$1,009,409	$1,514,114						9/30/2019
	LTP 2016(4)	1,045,303	2,090,606	3,135,909	(8)					9/30/2019
	LTR 2016-03(5)		118,018	118,018	(9)					9/30/2019
	LTR 2017-02(5)		192,938	192,938	(10)					9/30/2019
	LTR 2018-01(5)		211,458	211,458	(11)					9/30/2019
	LTP 2017(6)					$610,969	$1,221,938	$1,832,907	(14)	9/30/2020
	LTP 2018(7)					246,702	493,403	740,105	(15)	9/30/2021

John M. Thomas, III	EAIP(3)	$258,868	$517,735	$776,603						9/30/2019
	LTP 2016(4)	375,000	750,000	1,125,000						9/30/2019
	LTR 2016-03(5)		83,334	83,334						9/30/2019
	LTR 2017-02(5)		116,667	116,667						9/30/2019
	LTR 2018-01(5)		126,666	126,666						9/30/2019
	LTP 2017(6)					$425,000	$850,000	$1,275,000		9/30/2020
	LTR 2017-03(5)						116,667	116,667		9/30/2020
	LTR 2018-02(5)						126,667	126,667		9/30/2020
	LTP 2018(7)					440,000	880,000	1,320,000		9/30/2021
	LTR 2018-03(5)						126,667	126,667		9/30/2021

Michael D. Skaggs	EAIP(3)	$248,000	$496,000	$744,000						9/30/2019
	LTP 2016(4)	375,000	750,000	1,125,000						9/30/2019
	LTR 2016-03(5)		83,334	83,334						9/30/2019
	LTR 2017-02(5)		100,000	100,000						9/30/2019
	LTR 2018-01(5)		140,000	140,000						9/30/2019
	LTP 2017(6)					$375,000	$750,000	$1,125,000		9/30/2020
	LTR 2017-03(5)						100,000	100,000		9/30/2020
	LTR 2018-02(5)						140,000	140,000		9/30/2020
	LTP 2018(7)					490,000	980,000	1,470,000		9/30/2021
	LTR 2018-03(5)						140,000	140,000		9/30/2021

Sherry A. Quirk	EAIP(3)	$189,371	$378,741	$568,112						9/30/2019
	LTP 2016(4)	$337,500	$675,000	$1,012,500						9/30/2019
	LTR 2016-03(5)		$75,000	$75,000						9/30/2019
	LTR 2017-02(5)		$95,000	$95,000						9/30/2019
	LTR 2018-01(5)		$96,666	$96,666						9/30/2019
	LTP 2017(6)					$337,500	$675,000	$1,012,500		9/30/2020
	LTR 2017-03(5)						95,000	95,000		9/30/2020
	LTR 2018-02(5)						96,667	96,667		9/30/2020
	LTP 2018(7)					342,500	685,000	1,027,500		9/30/2021
	LTR 2018-03(5)						96,667	96,667		9/30/2021

Timothy Rausch	EAIP(3)	$175,000	$350,000	$525,000						9/30/2019
	PIA 2019			250,000	(12)					9/30/2019
	LTR 2018-01(5)		57,750	57,750						9/30/2019
	LTR 2018-02(5)						$57,750	$57,750		9/30/2020
	PIA 2019							350,000	(12)	9/30/2020
	LTP 2018(7)					$202,125	404,250	606,375		9/30/2021
	LTR 2018-03(5)						57,750	57,750		9/30/2021

Notes
(1)  TVA does not have any equity securities and therefore has no equity-based awards.
(2) Threshold, Target, and Maximum represent amounts that could be earned by a NEO based on performance during the applicable performance cycle. Threshold, Target, and Maximum targets for EAIP and LTIP are 50 percent, 100 percent, and 150 percent.
(3) Target incentive opportunities as a percentage of salaries were as follows: Mr. Lyash, 150 percent; Mr. Johnson, 150 percent; Mr. Thomas, 80 percent; Mr. Skaggs, 80 percent; Ms. Quirk, 70 percent; and Mr. Rausch, 70 percent. Additionally, a corporate multiplier ranging between 0.00 and 1.00 may be applied which can reduce the award to $0. An individual performance multiplier of up to 125 percent may also be applied which may increase the award to 187.5 percent of target. Actual EAIP awards earned for performance in 2019 are reported for each of the NEOs under the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table. See Compensation Discussion and Analysis for a discussion of how each award was determined. Mr. Lyash, Mr. Johnson, and Mr. Rausch did not work a full year and their target incentive opportunities are prorated based on the number of days worked in the performance cycle. Details of the prorated target amounts are explained in the 2019 EAIP Payouts in the Compensation Discussion and Analysis.
(4) LTP awards were granted October 1, 2016, and vested September 30, 2019. At the end of the performance period, TVA's LTIP Scorecard was applied to the grants in order to determine award payouts. The amount of the award payout based on the calculated scorecard is reported for each of the NEOs under the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table. The LTP Scorecard Adjustment is reported in the "Bonus" column in the Summary Compensation Table. In the case of death, the beneficiary will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant’s death. Disability awards will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant’s separation from service due to disability.
(5) All LTR awards will be paid in a lump sum within two months of the September 30th vesting date. The awards will be paid in cash after deducting applicable federal, state, and local withholding taxes. In the case of death, the beneficiary will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant’s death. Disability awards will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant’s separation from service due to disability. Actual LTR awards earned in 2019 are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.
(6) LTP awards were granted October 1, 2017, and will vest September 30, 2020. At the end of the performance period, TVA's LTIP Scorecard will be applied to the grants in order to determine award payouts. The final award may be adjusted by the Board based on the evaluation of the participant's individual achievements, peer group comparisons, and performance results over the performance cycle.
(7) LTP awards were granted October 1, 2018, and will vest September 30, 2021. At the end of the performance period, TVA's LTIP Scorecard will be applied to the grants in order to determine award payouts. The final award may be adjusted by the Board based on the evaluation of the participant's individual achievements, peer group comparisons, and performance results over the performance cycle.
(8) Reflects prorated amount of 31/36ths of initial $2,427,800 grant based on Mr. Johnson’s retirement date of May 2, 2019.
(9) Reflects prorated amount of 7/12ths of $202,317 tranche vesting September 30, 2019, based on Mr. Johnson’s retirement date of May 2, 2019.
(10) Reflects prorated amount of 7/12ths of $330,750 tranche vesting September 30, 2019, based on Mr. Johnson’s retirement date of May 2, 2019.
(11) Reflects prorated amount of 7/12ths of $362,500 tranche vesting September 30, 2019, based on Mr. Johnson’s retirement date of May 2, 2019.
(12) Reflects the maximum award Mr. Rausch was eligible to receive under a Performance Incentive Arrangement (“PIA”). The actual award to be paid to Mr. Rausch is reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(13) Mr. Lyash’s employment offer includes a LTP grant of $2,024,000 effective October 1, 2019. Although this grant was not effective in FY 2019, it is included in this table as it is a compensation obligation.
(14) Reflects prorated amount of 19/36ths of initial $2,315,250 grant based on Mr. Johnson’s retirement date of May 2, 2019.
(15) Reflects prorated amount of 7/36ths of initial $2,537,500 grant based on Mr. Johnson’s retirement date of May 2, 2019.

Retirement and Pension Plans

The table below provides the actuarial present value of the Named Executive Officers' accumulated benefits, including the number of years of credited service, under TVA's retirement and pension plans as of September 30, 2019, determined using a methodology and interest rate and mortality rate assumptions consistent with those used in the financial statements in this Annual Report, set forth in Note 21 — Benefit Plans.

Pension Benefits Table
Name	Plan Name	Number of Years of Credited Service(1)		Present Value of Accumulated Benefit		Payments During Last Year
Jeffrey J. Lyash	TVARS	N/A		N/A	(5)	$—
	SERP Tier 1	10.417	(2)	$5,970,873		—
William D. Johnson	TVARS	6.333	(3)	152,692		2,790
	SERP Tier 1	12.333	(3)	7,862,385		2,053,334
John M. Thomas, III	TVARS	13.833		377,548		—
	SERP Tier 1	13.833		3,689,040		—
Michael D. Skaggs	TVARS	25.583		717,549		—
	SERP Tier 1	24.000	(4)	6,339,127		—
Sherry A. Quirk	TVARS	N/A		N/A	(5)	—
	SERP Tier 1	4.583		749,598		—
Timothy Rausch	TVARS	N/A		N/A	(5)	—
	SERP Tier 2	0.917		72,784		—
Notes
(1) Limited to 24 years when determining supplemental benefits available under SERP Tier 1, described below.
(2) Mr. Lyash was granted five years of credited service for calculating his SERP benefit. In the event of involuntary termination except for cause prior to five years of actual service, the vesting requirement will be waived and he will be entitled to the additional five years of granted credited service plus his actual years of service for calculating his SERP benefit. In the event of termination for cause or voluntary termination for any reason prior to five years of actual service, the vesting requirement will be waived and his SERP benefit will be calculated based on a total of five years of credited service. After five years of actual service with TVA, he will be granted five additional years of credited service for a total of 15 years of credited service for calculating his SERP benefit. As of September 30, 2019, Mr. Lyash had .417 years of service. The Present Value of the Accumulated SERP benefit with 5.417 years of credited service is $3,049,044. The Present Value of the Accumulated SERP benefit with 10.417 years of credited service is $5,970,873. This number is reported in the Summary Compensation Table.

(3) Mr. Johnson was granted five additional years of credited service for pre-TVA employment because he was employed with TVA for at least five years and satisfied the minimum five-year vesting requirement; therefore, the offset for prior employer pension benefits associated with the additional five years of credited service was waived. In addition, the offset for benefits provided under TVA’s defined benefit plan will be calculated based on the benefit he would be eligible to receive as a participant in the Cash Balance Pension taking into account the additional years of credited service being used for SERP benefit calculation purposes. In December 2016, the TVA Board approved amendments to Mr. Johnson’s compensation arrangements to provide, among other things, that if Mr. Johnson remained with TVA through calendar year 2018, his SERP benefit would be based on 12 years credited service (six credited years and six actual years).
(4) Mr. Skaggs has reached the 24 year service cap allowed under the Plan.
(5) Mr. Lyash, Ms. Quirk, and Mr. Rausch are not eligible to participate in the TVARS Pension Plan since they were hired after June 30, 2014.

Qualified Retirement Plans

The retirement benefits for which employees are eligible and receive under the TVARS pension plan and 401(k) plan depend on the employee's hire date, years of service, and individual elections, as follows:

•
Employees who were first hired prior to January 1, 1996, receive (i) a traditional pension benefit calculated based on the employee's creditable service, the employee's average monthly salary for the highest three consecutive years of eligible compensation, and a pension factor based on the employee's age and years of service, less a Social Security offset, and (ii) 401(k) plan matching contributions from TVA. The 401(k) plan matching contribution is $0.25 on every dollar contributed by the employee up to 1.5 percent of eligible compensation. None of the Named Executive Officers are in this group.

•
Employees who were first hired prior to January 1, 1996, and who elected to switch pension structures from traditional to cash balance, receive (i) a cash balance pension benefit calculated based on (a) pay-based credits and interest that accrue over time in the employee's account and (b) the employee's age at the time of retirement, and (ii) 401(k) plan matching contributions from TVA. The monthly pay credits are equal to six percent of eligible compensation, and monthly interest is credited at an annual interest rate equal to the change in the CPI-U plus three percent (with a minimum of six percent and maximum of 10 percent). The interest rate during 2019 was six percent. The 401(k) plan matching contribution is $0.75 on every dollar contributed by the employee up to 4.5 percent of eligible compensation.

Mr. Skaggs is in this group.

•
Employees who were first hired on or after January 1, 1996, and who had 10 or more years of service as of October 1, 2016, receive (i) a cash balance pension benefit calculated based on (a) pay-based credits and interest that accrue over time in the employee's account and (b) the employee's age at the time of retirement, and (ii) 401(k) plan non-elective and matching contributions from TVA. The monthly pay credits are equal to three percent of eligible compensation, and monthly interest is credited at an annual interest rate equal to the change in the CPI-U plus two percent (with a minimum of 4.75 percent and a maximum of 6.25 percent). The interest rate during 2019 was 4.75 percent. The 401(k) plan automatic, non-elective contribution is equal to three percent of eligible compensation, and the matching contribution is $0.75 on every dollar contributed by the employee up to 4.5 percent of eligible compensation. Mr. Thomas is in this group.

•
Employees who were first hired on or after January 1, 1996, and who had less than 10 years of service as of October 1, 2016, receive (i) a cash balance pension benefit calculated based on pay-based credits and interest that accrue over time in the employee's account and the employee's age at the time of retirement, and (ii) 401(k) plan non-elective and matching contributions from TVA. As of October 1, 2016, the cash balance accounts of these employees receive no additional pay-based credits; however, the accounts continue to receive monthly interest credits at an annual interest rate equal to the change in the CPI-U plus two percent (with a minimum of 4.75 percent and a maximum of 6.25 percent). The interest rate during 2019 was 4.75 percent. The 401(k) plan automatic, non-elective contribution is equal to six percent of eligible compensation, and the matching contribution is dollar-for-dollar on employee contributions up to six percent of eligible compensation. Mr. Johnson was in this group.

•
Employees who were hired prior to July 1, 2014, and who elected to waive their cash balance retirement benefit and transfer their cash balance account to the 401(k) plan effective October 1, 2018, receive a retirement benefit in the 401(k) plan only. The 401(k) plan is an automatic, non-elective contribution that is equal to six percent of eligible compensation, and the matching contribution is dollar-for-dollar on employee contributions up to six percent of the eligible compensation. None of the NEOs are in this group.

•
Employees who were first hired on or after July 1, 2014 (or who were rehired and were either previously not vested in the pension plan or cashed out their pension benefit) receive a retirement benefit in the 401(k) plan only. The 401(k) plan automatic, non-elective contribution is equal to 4.5 percent of eligible compensation, and the matching contribution is $0.75 on every dollar contributed by the employee up to 4.5 percent of eligible compensation. Mr. Lyash, Mr. Rausch and Ms. Quirk are in this group.

Cash Balance Pension. For NEOs who are eligible for retirement benefits under the pension plan, which includes Mr. Johnson, Mr. Thomas, and Mr. Skaggs, eligible compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled "Salary" in the Summary Compensation Table. The eligible compensation in 2019 could not exceed $275,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  Employees with cash balance benefits who have at least five years of cash balance service are eligible at retirement or termination of employment to receive an immediate benefit in the form of a monthly pension with survivor benefit options or in a lump-sum payment with cash out or rollover options.  The pension plan does not provide for early retirement benefits to any NEO or any other employee eligible for cash balance benefits.

401(k) Plan. All employees eligible to participate in the 401(k) plan, including the NEOs, may elect to contribute to the 401(k) plan on a before-tax, Roth, and/or after-tax basis.  For purposes of matching and non-elective contributions from TVA to the 401(k) accounts of the NEOs, eligible compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled "Salary" in the Summary Compensation Table. The eligible compensation in 2019 could not exceed $275,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  Any participant in the 401(k) plan must have three years of TVA service to be vested in matching and non-elective contributions from TVA.

Supplemental Executive Retirement Plan

All NEOs are participants in the SERP. The SERP is a non-qualified defined benefit pension plan similar to those typically found in other companies in TVA's peer group and is provided to a limited number of executives, including the NEOs.  TVA's SERP was created to recruit and retain key executives.  The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA's qualified defined benefit plan and Internal Revenue Code Section 415 limits on qualified retirement plans.

The SERP provides two distinct levels of participation, Tier 1 and Tier 2.  Each participant is assigned to one of the two tiers at the time he or she is approved to participate in the SERP.  The level of participation ("Tier") defines the level of retirement benefits under the SERP at the time of retirement.

Under the SERP, normal retirement eligibility is age 62 with five years of vesting service.  No vested and accrued benefits are payable prior to age 55, and benefits are reduced for retirements prior to age 62.  The level of reduction in benefits for retirements prior to age 62 depends on whether a participant's termination is "approved" or "unapproved."  In the event of an approved termination of TVA employment, any vested and accrued benefits are reduced by 5/12 percent for each month that the date of benefit commencement precedes the participant's 62nd birthday, up to a maximum reduction of 35 percent.  In the event of an unapproved termination of TVA employment, the participant's accrued benefits are first subject to a reduced percentage of vesting if the participant's years of service are between five and 10.  At five years of vesting service, the vested percentage of retirement benefits is 50 percent and increases thereafter by 10 percent for each full additional year of service, reaching 100 percent vesting for 10 or more years of vesting service.  Thereafter, any vested and accrued benefits are reduced by 10/12 percent for each month that the date of benefit commencement precedes the participant's 62nd birthday up to a maximum reduction of 70 percent.

For purposes of the SERP, an "approved" termination means termination of employment with TVA due to (i) retirement on or after the participant's 62nd birthday, (ii) retirement on or after attainment of actual age 55, if such retirement has the approval of the TVA Board or its delegate, (iii) death in service as an employee, (iv) disability (as defined under the Rules and Regulations of the TVARS) as determined by the Retirement Committee, or (v) any other circumstance approved by the TVA Board or its delegate.  For purposes of the SERP, an "unapproved" termination means a termination of employment with TVA when such termination does not constitute an "approved" termination as defined in the preceding sentence.

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

SERP Tier 2. The purpose of this restoration plan is to adjust qualified plan benefits to executives when benefits are lost due to IRS limits. Pension benefits are based on a participant's average compensation over three consecutive fiscal years and a pension multiplier of 1.3 percent for each year of service. For benefit calculation, pension includes salary and annual incentives.

Nonqualified Deferred Compensation

The following table provides information regarding deferred contributions, earnings, and balances for each of the NEOs.  The amounts reported under this table do not represent compensation in addition to the compensation that was earned in 2019 and already reported in the Summary Compensation Table, but rather the amounts of compensation earned by the NEOs in 2019 or prior years that were or have been deferred.

Nonqualified Deferred Compensation Table
Name	Executive Contributions in 2019	Registrant Contributions in 2019	Aggregate Earnings in 2019		Aggregate Withdrawals/ Distributions	Aggregate Balance at September 30, 2019
Jeffrey J. Lyash	$—	$—	$—		$—	$—
William D. Johnson	—	—	—		—	—
John M. Thomas, III	—	—	—		—	—
Michael D. Skaggs	—	—	213,467	(1)	—	4,988,460	(2)
Sherry A. Quirk	—	—	—		—	—
Timothy Rausch	—	—	—		—	—

Notes
(1) Includes vested earnings. Because none of the amounts are above market or preferential earnings under SEC rules, none of these amounts are included in the Summary Compensation Table.
(2) Includes vested contributions and earnings. $600,000 of this amount has been reported in the Summary Compensation Table as compensation for a prior fiscal year.

TVA's compensation plans may allow participants to defer all or a portion of compensation earned under the plans as defined by plan terms and IRS regulations.  All deferrals are credited to each participant in a deferred compensation account, and the deferral amounts are then funded into a rabbi trust.  Each participant may elect one or more investment options made available by TVA or allow some or all funds to accrue interest at the rate established by the beginning of each fiscal year equal to the composite rate of all Treasury issues. Participants may elect to change from either one notional investment option or the TVA interest bearing option to another at any time.  Upon termination of employment, funds are distributed pursuant to elections made in accordance with applicable IRS regulations.

Participants in the EAIP and LTIP, including the NEOs, were not allowed to elect to defer any portion of their awards received under the plans for 2019.

Potential Payments on Account of Retirement/Resignation, Termination without Cause, Termination with Cause, Death, or Disability

The tables below show certain potential payments that would have been made to each NEO if his or her employment had been terminated on September 30, 2019, under various scenarios.  All of the Named Executive Officers would also be entitled to payments from plans generally available to TVA employees under the specific circumstances of termination of employment, including the health and welfare and pension plans and amounts in the 401(k) plan.

Jeffrey J. Lyash	Retirement/Resignation	Termination without Cause	Termination with Cause	Death		Disability
Severance Agreement(1)	$—	$2,300,000	$—	$—		$—
SERP(2)	2,793,923	3,049,044	2,793,923	3,049,044	(3)	3,049,044
EAIP	861,969	861,969	861,969	861,969		861,969
Recruitment/Relocation Incentive(4)	400,000	400,000	400,000	400,000		400,000
LTP	—	—	—	281,111	(5)	281,111	(6)
Deferred Compensation	—	—	—	—		—
Total Value of Potential Payments	$4,055,892	$6,611,013	$4,055,892	$4,592,124		$4,592,124
Notes
(1) In February 2019, TVA entered into an arrangement with Mr. Lyash that provides a lump-sum payment equal to one year’s annual salary and one year’s executive annual incentive based on 100 percent target payout in the event TVA terminates his employment without cause. For purposes of this provision, termination without cause includes constructive termination which will be deemed to occur if Mr. Lyash terminates his employment because he is asked to take a new position with TVA with a material reduction in level of authority, duties, compensation, and benefits. This provision will not apply, and no lump-sum payment will be made, in the event Mr. Lyash voluntarily terminates his employment or voluntarily retires, or his employment is terminated “for cause” as defined in the agreement.
(2) In February 2019, TVA entered into an arrangement with Mr. Lyash that provides that at the commencement of his employment with TVA, he will be granted five years of credited service for calculating his SERP benefit. In the event of involuntary termination except for cause prior to five years of actual service, the vesting requirement will be waived and he will be entitled to the additional five years of granted credited service plus his actual years of service for calculating his SERP benefit. In the event of termination for cause or voluntary termination for any reason prior to five years of actual service, the vesting requirement will be waived and his SERP benefit will be calculated based on a total of five years of credited service.
(3) In the event of death while employed by TVA, the beneficiary will receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit. Survivor will receive 50 percent of the reported value.
(4) Mr. Lyash received a Recruitment/Relocation Incentive of $1,784,000 upon employment, and $400,000 of this amount vested on September 30, 2019.
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

John M. Thomas, III	Retirement/Resignation		Termination without Cause		Termination with Cause		Death		Disability
Severance Agreement(1)	$—		$—		$—		$—		$—
SERP	3,689,040	(2) (3) (4)	3,689,040	(2) (3) (4)	3,689,040	(2) (3) (4)	3,689,040	(2) (5)	3,689,040	(2)(3)
EAIP	660,630		660,630		660,630		660,630		660,630
LTR	326,667		326,667		326,667		490,556	(6)	490,556	(7)
LTP	870,000	(8)	870,000		870,000		1,730,000	(9)	1,730,000	(10)
Deferred Compensation	—		—		—		—		—
Total Value of Potential Payments	$5,546,337		$5,546,337		$5,546,337		$6,570,226		$6,570,226
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
(6) The LTIP provides that in the event of the death of a participant, the participant's beneficiary is entitled to any portion of a LTR award that had vested at the time of the participant's death but not been paid as well as a prorated portion of any LTR grant that had not vested at the time of the participant's separation from service, provided that the LTR award for each vesting period will be prorated based on the number of whole months the participant was employed by TVA during the vesting period in which the participant separated from service as compared to (a) 12 months for the vesting period that includes the day that the participant separated from service, (b) 24 months for the vesting period that immediately follows the vesting period during which the participant separated from service, and (c) 36 months for the second vesting period that follows the vesting period during which the participant separated from service.
(7) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to any portion of a LTR award that had vested at the time of the separation from service but not been paid as well as a prorated portion of any LTR grant that had not vested at the time of the participant's separation from service, provided that the LTR award will be prorated based on the number of whole months the participant was employed by TVA during the vesting period in which the participant separated from service as compared to (a) 12 months for the vesting period that includes the day that the participant separated from service, (b) 24 months for the vesting period that immediately follows the vesting period during which the participant separated from service, and (c) 36 months for the second vesting period that follows the vesting period during which the participant separated from service.
(8) In the event of retirement, Mr. Thomas will receive $870,000 upon retirement, two-thirds of the actual LTP award that vests on September 30, 2020, and one-third of the actual LTP award that vests on September 30, 2021.
(9) The LTIP provides that in the event of the death of a participant, the participant's beneficiary is entitled to (1) any LTP award that had vested at the time of the participant's death but not been paid and (2) any LTP awards that had not vested at the time of the participant's death and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was participating in the plan during the applicable performance cycle.
(10) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle.

Michael D. Skaggs	Retirement/Resignation		Termination without Cause		Termination with Cause		Death		Disability
Severance Agreement(1)	$—		$—		$—		$—		$—
SERP	6,339,127	(2) (3) (4)	6,339,127	(2) (3) (4)	6,339,127	(2) (3) (4)	6,339,127	(2) (5)	6,339,127	(2) (3)
EAIP	575,360		575,360		575,360		575,360		575,360
LTR	323,334		323,334		323,334		490,001	(6)	490,001	(7)
LTP	870,000	(8)	870,000		870,000		1,696,667	(9)	1,696,667	(10)
Deferred Compensation(11)	4,988,460		4,988,460		4,988,460		4,988,460		4,988,460
Total Value of Potential Payments	$13,096,281		$13,096,281		$13,096,281		$14,089,615		$14,089,615
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
(6) The LTIP provides that in the event of the death of a participant, the participant's beneficiary is entitled to any portion of a LTR award that had vested at the time of the participant's death but not been paid as well as a prorated portion of any LTR grant that had not vested at the time of the participant's separation from service, provided that the LTR award for each vesting period will be prorated based on the number of whole months the participant was employed by TVA during the vesting period in which the participant separated from service as compared to (a) 12 months for the vesting period that includes the day that the participant separated from service, (b) 24 months for the vesting period that immediately follows the vesting period during which the participant separated from service, and (c) 36 months for the second vesting period that follows the vesting period during which the participant separated from service.
(7) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to any portion of a LTR award that had vested at the time of the separation from service but not been paid as well as a prorated portion of any LTR grant that had not vested at the time of the participant's separation from service, provided that the LTR award will be prorated based on the number of whole months the participant was employed by TVA during the vesting period in which the participant separated from service as compared to (a) 12 months for the vesting period that includes the day that the participant separated from service, (b) 24 months for the vesting period that immediately follows the vesting period during which the participant separated from service, and (c) 36 months for the second vesting period that follows the vesting period during which the participant separated from service.
(8) In the event of retirement, Mr. Skaggs will receive $870,000 upon retirement, two-thirds of the actual LTP award that vests on September 30, 2020, and one-third of the actual LTP award that vests on September 30, 2021.
(9) The LTIP provides that in the event of the death of a participant, the participant's beneficiary is entitled to (1) any LTP award that had vested at the time of the participant's death but not been paid and (2) any LTP awards that had not vested at the time of the participant's death and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was participating in the plan during the applicable performance cycle.
(10) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle.
(11)  Amounts that Mr. Skaggs earned in past years but elected to defer, which are payable pursuant to elections he made and applicable IRS rules.

Sherry A. Quirk	Retirement/Resignation		Termination without Cause		Termination with Cause		Death		Disability
Severance Agreement(1)	$—		$541,049		$—		$—		$—
SERP	—	(2)	—	(2)	—	(2)	749,598	(3) (4)	749,598	(3)
EAIP	439,340		439,340		439,340		439,340		439,340
LTR	266,666		266,666		266,666		394,721	(5)	394,721	(6)
LTP	783,000		783,000		783,000		1,461,333	(7)	1,461,333	(8)
Deferred Compensation	—		—		—		—		—
Total Value of Potential Payments	$1,489,006		$2,030,055		$1,489,006		$3,044,992		$3,044,992
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
(5) The LTIP provides that in the event of the death of a participant, the participant's beneficiary is entitled to any portion of a LTR award that had vested at the time of the participant's death but not been paid as well as a prorated portion of any LTR grant that had not vested at the time of the participant's separation from service, provided that the LTR award for each vesting period will be prorated based on the number of whole months the participant was employed by TVA during the vesting period in which the participant separated from service as compared to (a) 12 months for the vesting period that includes the day that the participant separated from service, (b) 24 months for the vesting period that immediately follows the vesting period during which the participant separated from service, and (c) 36 months for the second vesting period that follows the vesting period during which the participant separated from service.
(6) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to any portion of a LTR award that had vested at the time of the separation from service but not been paid as well as a prorated portion of any LTR grant that had not vested at the time of the participant's separation from service, provided that the LTR award will be prorated based on the number of whole months the participant was employed by TVA during the vesting period in which the participant separated from service as compared to (a) 12 months for the vesting period that includes the day that the participant separated from service, (b) 24 months for the vesting period that immediately follows the vesting period during which the participant separated from service, and (c) 36 months for the second vesting period that follows the vesting period during which the participant separated from service.
(7) The LTIP provides that in the event of the death of a participant, the participant's beneficiary is entitled to (1) any LTP award that had vested at the time of the participant's death but not been paid and (2) any LTP awards that had not vested at the time of the participant's death and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was participating in the plan during the applicable performance cycle.
(8) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle.

Timothy Rausch	Retirement/Resignation		Termination without Cause		Termination with Cause		Death		Disability
Severance Agreement(1)	$—		$—		$—		$—		$—
SERP	—	(2)	—	(2)	—	(2)	72,784	(3) (4)	72,784	(3)
EAIP	406,000		406,000		406,000		406,000		406,000
LTR	57,750		57,750		57,750		105,875	(5)	105,875	(6)
LTP	—		—		—		134,750	(7)	134,750	(8)
Deferred Compensation	—		—		—		—		—
Total Value of Potential Payments	$463,750		$463,750		$463,750		$719,409		$719,409
Notes
(1) Mr. Rausch does not have a severance agreement with TVA.
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

Post-Retirement Payments for Mr. Johnson

William D. Johnson (1)	Payments for 2019		Estimated Payments After 2019
Severance Agreement	$—		$—
SERP	2,053,334	(2)	7,862,385	(3)
EAIP	1,170,915	(4)	—
LTR	522,414	(4)	—
LTP	2,425,103	(4)	1,715,341	(5)
Deferred Compensation	—		—
Total Value	$6,171,766		$9,577,726
Notes

(1)	Mr. Johnson retired from TVA on May 2, 2019.

(2)	Represents the first SERP benefit installment (one of five) paid within 60 days following retirement.

(3)	Represents the present value of the accumulated benefit, as of September 30, 2019, to be paid in four remaining annual installments.

(4)	The payment will be made in November or December of 2019.

(5)
Mr. Johnson will receive 19/36ths of the actual LTP award that vests on September 30, 2020, and 7/36ths of the actual LTP award that vests on September 30, 2021. Assuming 100 percent payout, these amounts will be $1,221,938 and $493,403, respectively.

Other Agreements

Except as described above and in the Compensation Discussion and Analysis, there are no other agreements between TVA and any of the NEOs.

CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K, TVA is providing the following information regarding the annual total compensation of TVA's CEO position and the annual total compensation of the median employee of the company:

•
The total compensation for the CEO position for 2019 was $15,099,142. This amount equals the total compensation for Mr. Johnson (former CEO) and Mr. Lyash (current CEO) as reported in the Summary Compensation table.

•	For 2019, Mr. Johnson's annual total compensation was $6,935,619.

•	For 2019, Mr. Lyash's annual total compensation was $8,163,523.

•	For 2019, the median employee's annual total compensation was $134,749.

Based on this information, the pay ratio of the total compensation for the CEO position to the median employee was approximately 112 to 1.

To identify the median employee and to determine the annual total compensation of the median employee and Mr. Lyash and Mr. Johnson, TVA took the following steps:

•
TVA selected September 30, 2019 as the date on which to identify its median employee. On September 30, 2019, TVA's employee population (including full-time, part-time, and temporary employees) consisted of 11,013 individuals located in the U.S.

•
In order to identify the median employee from its employee population, TVA compared the compensation that would be included in Box 5 (Medicare Wages and Tips) of Form W-2, which includes salary, overtime, and incentive compensation, for the period from October 1, 2018 to September 30, 2019. Box 5 compensation was used as it is representative of the compensation received by all employees and is readily available and objective.

•
After identifying its median employee, TVA calculated that employee's compensation for 2019 as though that compensation were being calculated for purposes of the Summary Compensation Table, resulting in annual total compensation of $134,749.

The above pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Because Item 402(u) provides companies with flexibility to select the methodology and assumptions used to identify the median employee and to calculate the pay ratio, the pay ratio reported by TVA may not be comparable to the pay ratios reported by other companies.

Director Compensation

The TVA Act provides for up to nine directors on the TVA Board.  As of November 14, 2019, the TVA Board consisted of nine members. Under the TVA Act, each director receives certain stipends that are increased annually by the same percentage increase applicable to adjustments under 5 U.S.C. § 5318, which adjusts the annual rates of pay of employees on the Executive Schedule of the U.S. Government.  Effective January 6, 2019, the annual stipend for TVA directors was increased to $52,702 per year unless (1) the director chairs a TVA Board committee, in which case the stipend was increased to $53,745 per year, or (2) the director is the Chair of the TVA Board, in which case the stipend was increased to $58,650 per year.  Directors are also reimbursed under federal law for travel, lodging, and related expenses while attending meetings and for other official TVA business.

The annual stipends provided by the TVA Act for each director and for the Chair of the TVA Board as of November 14, 2019, are listed below:

TVA Board Annual Stipends
Name	Annual Stipend
James R. Thompson, III	$58,650
Kenneth E. Allen	52,702
A. D. Frazier	52,702
Richard B. Howorth	53,745
William Kilbride	52,702
Virginia T. Lodge	53,745
John L. Ryder	53,745
Jeff W. Smith	53,745
Ronald A. Walter	53,745

The following table provides information on the compensation received by TVA's directors during 2019:

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1)	All Other Compensation(2)	Total
James R. Thompson, III	$54,993	—	—	—	—	$546	$55,539
Kenneth E. Allen	52,174	—	—	—	—	520	52,694
A. D. Frazier	52,174	—	—	—	—	2,599	54,773
Richard C. Howorth	56,277	—	—	—	—	2,813	59,090
William B. Kilbride	7,596	—	—	—	—	74	7,670
Virginia T. Lodge	53,207	—	—	—	—	2,650	55,857
John L. Ryder	28,202	—	—	—	—	1,118	29,320
Jeff W. Smith	53,207	—	—	—	—	2,385	55,592
Ronald A. Walter	53,207	—	—	—	—	530	53,737
Notes
(1)  TVA directors do not participate in the TVARS Retirement Plans, TVA's SERP, or any non-qualified deferred compensation plan available to TVA employees. However, as appointed officers of the U.S. government, the directors are members of FERS.  FERS is administered by the federal Office of Personnel Management, and information regarding the value of FERS pension benefits is not available to TVA.
(2) These amounts include TVA's non-elective and matching contributions to the TSP.

The directors are not eligible to participate in any incentive programs available to TVA employees.  The directors do not participate in the TVARS Retirement Plans and do not participate in TVA's SERP.  However, as appointed officers of the U.S. government, the directors are members of the Federal Employees Retirement System ("FERS").  FERS is a tiered retirement plan that includes three components: (1) Social Security benefits, (2) the Basic Benefit Plan, and (3) the Thrift Savings Plan ("TSP").  As members of FERS, each director is required to make a mandatory percentage contribution of his or her stipend to the Basic Benefit Plan in the amount of 0.8 percent for those directors appointed prior to January 1, 2013, 3.1 percent for those directors appointed between January 1, 2013, and December 31, 2013, and 4.4 percent for those directors appointed on or after January 1, 2014.

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

Each director is also eligible to participate in the TSP.  The TSP is a tax-deferred retirement savings and investment plan that offers the same type of savings and tax benefits offered under 401(k) plans.  Once a director becomes eligible, TVA contributes an amount equal to one percent of the director's stipend into a TSP account for the director.  These contributions are made automatically every two weeks regardless of whether the director makes a contribution of his or her own money.  Directors are eligible to contribute up to the TSP elective deferral limit. Directors receive matching contributions of 100 percent of each dollar for the first three percent of the director's stipend and 50 percent of each dollar for the next two percent of the director's stipend.

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

Compensation Committee Interlocks and Insider Participation

The People and Performance Committee of the TVA Board currently consists of the following four directors: Virginia T. Lodge, Ronald A. Walter, James R. Thompson, III, and Kenneth Allen.

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
Kenneth Allen, Chair-Elect

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

Related Party Transactions

Conflict of Interest Provisions

All TVA employees, including directors and executive officers, are subject to the conflict of interest laws and regulations applicable to employees of the federal government.  Accordingly, the general federal conflict of interest statute (18 U.S.C. § 208) and the Standards of Ethical Conduct for Employees of the Executive Branch (5 C.F.R. part 2635) ("Standards of Ethical Conduct") form the basis of TVA's policies and procedures for the review, approval, or ratification of related party transactions.  The general federal conflict of interest statute, subject to certain exceptions, prohibits each government employee, including TVA's directors and executive officers, from participating personally and substantially (by advice, decision, or otherwise) as a government employee in any contract, controversy, proceeding, request for determination, or other particular matter in which, to his or her knowledge, he or she (or his or her spouse, minor child, general partner, organization with which he or she serves as officer, director, employee, trustee, or general partner, or any person or organization with which he or she is negotiating, or has an arrangement, for future employment) has a financial interest.  Exceptions to the statutory prohibition relevant to TVA employees are (1) financial interests which have been deemed by the U.S. Office of Government Ethics, in published regulations, to be too remote or inconsequential to affect the integrity of the employee's services, or (2) interests which are determined in writing, after full disclosure and on a case-by-case basis, to be not so substantial as to be deemed likely to affect the integrity of the employee's services for TVA.  In accordance with the statute, individual waiver determinations are made by the official responsible for the employee's appointment.  In the case of TVA directors, the determination may be made by the Chair of the TVA Board, and in the case of the Chair of the TVA Board, the determination may be made by the Counsel to the President of the U.S.

More broadly, Subpart E of the Standards of Ethical Conduct provides that where an employee (1) knows that a particular matter involving specific parties is likely to have a direct and predictable effect on the financial interests of a member of his or her household, or that a person with whom the employee has a "covered relationship" (which includes, but is not limited to, persons with whom the employee has a close family relationship and organizations in which the employee is an active participant) is or represents a party to the matter, and (2) determines that the circumstances would cause a reasonable person with knowledge of relevant facts to question his or her impartiality in the matter, the employee should not participate in the matter absent agency authorization.  This authorization may be given by the employee's supervising officer, as agency designee, in consultation with the TVA Designated Agency Ethics Official, upon the determination that TVA's interest in the employee's participation in the matter outweighs the concern that a reasonable person may question the integrity of TVA's programs and operations.

The previously described restrictions are reflected in TVA's policies which require employees, including directors and executive officers, to comply with the guidelines outlined in the Standards of Ethical Conduct and which restate the standard of the conflict of interest statute.

Additionally, the TVA Board approved a written conflict of interest policy that applies to all TVA employees, including TVA's directors and executive officers.  The conflict of interest policy reaffirms the requirement that all TVA employees must comply with applicable federal conflict of interest laws, regulations, and policies.  It also establishes an additional policy that is applicable to TVA's directors and CEO. This additional policy provides that TVA's directors and CEO shall not hold a financial interest in (1) any distributor of TVA power, (2) any entity engaged primarily in the wholesale or retail generation, transmission, or sale of electricity, except where substantially all such business is conducted outside of North America, or (3) any entity that may reasonably be perceived as likely to be adversely affected by the success of TVA as a producer or transmitter of electric power. Any waiver of this additional policy may be made only by the TVA Board and will be disclosed promptly to the public, subject to the limitations on disclosure imposed by law.

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

Other Relationships

TVA is engaged in a number of transactions with other agencies of the U.S. government, although such agencies do not fall within the definition of "related parties" for purposes of Item 404(a) of Regulation S-K.  These include, among other things, supplying electricity to other federal agencies, purchasing electricity from the Southeastern Power Administration, and engaging in various arrangements involving nuclear materials with the Department of Energy ("DOE").  See Item 1, Business and Note 23 — Related Parties.

TVA also has access to a financing arrangement with the U.S. Treasury.  TVA and the U.S. Treasury have a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  There were no outstanding borrowings under the facility at September 30, 2019. This credit facility matures on September 30, 2020, and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s.  See Note 13 — Debt and Other Obligations —Credit Facility Agreements.

In addition, TVA is required by the 1959 amendment to the TVA Act to make annual payments to the U.S. Treasury from net power proceeds as a repayment of and as a return on the payments to the U.S. Treasury in repayment of and as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment") until $1.0 billion of the Power Program Appropriation Investment has been repaid. With the 2014 payment, TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment. The TVA Act requires TVA to continue to make payments to the U.S. Treasury indefinitely as a return on the remaining $258 million of the Power Program Appropriation Investment.  See Note 18 — Proprietary Capital — Appropriation Investment.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees of Ernst & Young LLP for audit, audit-related, and other services for the years ended September 30, 2019 and 2018.

Principal Accountant Fees and Services (in actual dollars)
Year	Principal Accountant	Audit Fees(1)	Audit-Related Fees	All Other Fees(2)	Total
2019	Ernst & Young LLP	$2,839,049	$—	7,020	$2,846,069
2018	Ernst & Young LLP	2,798,575	—	—	2,798,575
Notes
(1)  Audit fees consist of payments for professional services rendered in connection with the audit of TVA's annual financial statements, including the annual attestation on internal control over financial reporting and the review of interim financial statements included in TVA's quarterly reports; audit of TVA's fuel cost adjustment; federal financial reporting responsibilities for the preparation and audit of the 2019 and 2018 federal consolidated financial statements of which TVA is a component; Bond offering and other financing comfort letters; and accounting consultations related to TVA's adoption of the new revenue recognition and lease accounting standards.
(2) All other fees reflect accounting and financial reporting research software license costs.

The TVA Board has an Audit, Risk, and Regulation Committee ("Audit Committee").  Under the TVA Act, the Audit Committee, in consultation with the Inspector General, recommends to the TVA Board the selection of an external auditor.  TVA's Audit Committee, in consultation with the Inspector General, recommended that the TVA Board select Ernst & Young LLP as TVA's external auditor for the 2019 and 2018 audits and other related services, and the TVA Board approved these recommendations.

TVA has a policy (the "Policy") that requires all auditing services and permissible non-audit services provided by the external auditor to be pre-approved by the Audit Committee. The Policy also lists the following services as ones the external auditor is not permitted to perform:

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

The Policy also delegates to the Chair of the Audit Committee the authority to pre-approve a permissible service so long as the amount of the service does not exceed $100,000 and the total amount of services pre-approved during the year by the Chair does not exceed $200,000. The Chair must report for informational purposes the services pre-approved under this provision at the Audit Committee's next meeting.

The Audit Committee pre-approved all audit services for 2019 and 2018.

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
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 000-52313)

3.2
Bylaws of the Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014 (Incorporated by reference to Exhibit 3.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as Amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1
Amended and Restated September Maturity Credit Agreement Dated as of September 28, 2018, Among Tennessee Valley Authority, as the Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent, The Toronto-Dominion Bank, New York Branch, as Letter of Credit Issuer and a Lender, Canadian Imperial Bank of Commerce, New York Branch, First Tennessee Bank National Association, Morgan Stanley Bank, N.A., and The Bank of New York Mellon (Incorporated by Reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on October 3, 2018, File No. 000-52313)

10.2
Amended and Restated June Maturity Credit Agreement Dated as of June 13, 2018, Among Tennessee Valley Authority, as the Borrower, Royal Bank of Canada, as Administrative Agent, Letter of Credit Issuer, and a Lender, Barclays Bank PLC, BNP Paribas, Branch Banking and Trust Company, Mizuho Bank Ltd, Regions Bank, SunTrust Bank, and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on June 18, 2018, File No. 000-52313)

10.3
$500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on August 7, 2015, File No. 000-52313)

10.4
First Amendment Dated as of February 28, 2017, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by Reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on March 3, 2017, File No. 000-52313)

10.5
Second Amendment Dated as of February 21, 2018, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by Reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on February 26, 2018, File No. 000-52313)

10.6
December 2019 Maturity Community Bank Credit Agreement Dated as of December 12, 2016, with SunTrust Bank as Administrative Agent and a Lender, Branch Banking and Trust Company as Letter of Credit Issuer and a Lender, First National Bank, First Tennessee Bank National Association, HomeTrust Bank, Pinnacle Bank, Regions Bank, Trustmark National Bank, and United Community Bank (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 15, 2016, File No. 000-52313)

10.7
Amendment Dated as of December 11, 2018, to December Maturity Community Bank Credit Agreement Dated as of December 12, 2016 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 14, 2018, File No. 000-52313)

10.8	TVA Discount Notes Selling Group Agreement (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.9
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.4 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.10
Amendment Dated as of December 4, 2013, to Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-52313)

10.11
Second Amendment Dated as of August 28, 2015, to Electronotes® Selling Agent Agreement Dated as of June 1, 2006, and Amended as of December 4, 2013, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.9 to TVA's Annual Report on Form 10-K for the year ended September 30, 2015, File No. 000-52313)

10.12
Assumption Agreement Between TVA and Incapital LLC Dated as of February 29, 2008, Relating to the Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 000-52313)

10.13
Commitment Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.5 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.14
Power Contract Supplement No. 95 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.6 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.15
Void Walk Away Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.7 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.16
Power Contract Supplement No. 96 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.8 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.17
Overview of TVA's September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA's Transmission System in Tennessee, Kentucky, Georgia, and Mississippi (Incorporated by reference to Exhibit 10.9 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.18
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee (Incorporated by reference to Exhibit 10.10 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.19*
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.20*
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.21*
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.22
Facility Lease-Purchase Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.23
Head Lease Agreement Dated as of January 17, 2012, Among the United States of America, TVA, and John Sevier Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.24*
Asset Purchase Agreement Dated as of August 6, 2013, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.33 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.25
Facility Lease-Purchase Agreement Dated as of August 9, 2013, Between Southaven Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.34 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.26
Head Lease Agreement Dated as of August 9, 2013, Among the United States of America, TVA, and Southaven Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.35 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.27*
Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.28*
Consent Decree Among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children's Earth Foundation, and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.29†
Amended and Restated TVA Compensation Plan Approved by the TVA Board on August 22, 2019 (Incorporated by Reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on August 28, 2019, File No. 000-52313)

10.30†
Amended and Restated Supplemental Executive Retirement Plan Effective as of May 1, 2015 (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 000-52313)

10.31†
Amended and Restated Executive Annual Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.32†	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.33†	Amended and Restated Long-Term Incentive Plan Dated as of August 22, 2018 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on August 22, 2018, File No. 000-52313)

10.34†	Retention Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.35†	Offer Letter to William D. Johnson Approved as of November 1, 2012 (Incorporated by reference to Exhibit 99.1 to TVA's Current Report on Form 8-K filed on November 7, 2012, File No. 000-52313)

10.36	Offer Letter to Jeffrey J. Lyash Approved as of February 14, 2019 (Incorporated by reference to Exhibit 10.1 TVA's Current Report on Form 8-K filed on February 14, 2019, File No. 000-52313)

10.37
Acknowledgment by TVA and Jeffrey J. Lyash on March 25, 2019, Relating to the Offer Letter to Mr. Lyash Approved as of February 14, 2019 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 000-52313)

10.38†
Offer Letter to Sherry A. Quirk Accepted as of December 29, 2014 (Incorporated by Reference to Exhibit 10.40 to TVA's Annual Report on Form 10-K for the year ended September 30, 2017, File No. 000-52313)

10.39†	Offer Letter to Timothy S. Rausch Accepted as of September 18, 2018

10.40†
Deferral Agreement Between TVA and Michael D. Skaggs Dated as of March 20, 2013 (Incorporated by reference to Exhibit 10.62 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

14.1	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

14.2	TVA Conflict of Interest Policy, as amended (Incorporated by reference to Exhibit 14.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	TVA XBRL Instance Document

101.SCH	TVA XBRL Taxonomy Extension Schema

101.CAL	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE	TVA XBRL Taxonomy Extension Presentation Linkbase

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

Date:	November 14, 2019		TENNESSEE VALLEY AUTHORITY
(Registrant)
		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey J. Lyash	President and Chief Executive Officer	November 14, 2019
Jeffrey J. Lyash	(Principal Executive Officer)

/s/ John M. Thomas, III	Executive Vice President and	November 14, 2019
John M. Thomas, III	Chief Financial Officer
(Principal Financial Officer)

/s/ Diane Wear	Vice President and Controller	November 14, 2019
Diane Wear	(Principal Accounting Officer)

	Chair	November 14, 2019
James R. Thompson, III

	Director	November 14, 2019
Kenneth E. Allen

	Director	November 14, 2019
A. D. Frazier

	Director	November 14, 2019
Richard C. Howorth

	Director	November 14, 2019
William Kilbride

	Director	November 14, 2019
Virginia T. Lodge

	Director	November 14, 2019
John Ryder

	Director	November 14, 2019
Jeff W. Smith

	Director	November 14, 2019
Ronald A. Walter