Form 10-K/A
period 2019-09-30
Tennessee Valley Authority
filed 2019-11-15
CIK 1376986

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
Yes ☐   No ☒

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “2019 Form 10-K”) filed on November 14, 2019 (the “Original Filing”) by the Tennessee Valley Authority (“TVA”). TVA is filing this amendment to include the conformed signatures of the directors to the filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and TVA has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. For convenience the entire annual report on form 10-K/A is being refiled.

Table of Contents
GLOSSARY OF COMMON ACRONYMS.......................................................................................................................................................................................................	5
FORWARD-LOOKING INFORMATION...	7
GENERAL INFORMATION...	8

PART I

ITEM 1. BUSINESS...	9
The Corporation...	9
Service Area...	10
Customers...	11
Rates...	12
Power Supply and Load Management Resources.............................................................................................................................................................................	12
Fuel Supply...	17
Transmission...	20
Weather and Seasonality...	20
Competition...	21
Research and Development...	21
Flood Control Activities...	22
Environmental Stewardship Activities.................................................................................................................................................................................................	22
Economic Development Activities......................................................................................................................................................................................................	22
Regulation...	23
Taxation and Tax Equivalents...	24
Environmental Matters...	24
Employees...	30

ITEM 1A. RISK FACTORS...	30

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................................................................................................................................................................	43

ITEM 2. PROPERTIES...	43
Generating Properties...	43
Transmission Properties...	45
Natural Resource Stewardship Properties.........................................................................................................................................................................................	45
Buildings...	45
Disposal of Property...	45

ITEM 3. LEGAL PROCEEDINGS...	46

ITEM 4. MINE SAFETY DISCLOSURES......................................................................................................................................................................................................	46

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............	47

ITEM 6. SELECTED FINANCIAL DATA...	47

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................................	48
Business and Mission...	48
Executive Overview...	50
Results of Operations...	51
Liquidity and Capital Resources...	59
Off-Balance Sheet Arrangements.......................................................................................................................................................................................................	64
Key Initiatives and Challenges...	64
Critical Accounting Policies and Estimates.........................................................................................................................................................................................	71
Fair Value Measurements...	76
New Accounting Standards and Interpretations.................................................................................................................................................................................	77
Legislative and Regulatory Matters....................................................................................................................................................................................................	77
Environmental Matters...	78
Legal Proceedings...	78
Risk Management Activities...	78

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................................................................................	80

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................................................................................................................	81
Consolidated Balance Sheets...	82
Consolidated Statements of Operations.............................................................................................................................................................................................	81
Consolidated Statements of Comprehensive Income (Loss).............................................................................................................................................................	84
Consolidated Statements of Cash Flows...........................................................................................................................................................................................	85

Consolidated Statements of Changes in Proprietary Capital.............................................................................................................................................................	86
Notes to Consolidated Financial Statements.....................................................................................................................................................................................	87
Report of Independent Registered Public Accounting Firm...............................................................................................................................................................	149

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................................................	150

ITEM 9A. CONTROLS AND PROCEDURES...............................................................................................................................................................................................	150
Disclosure Controls and Procedures..................................................................................................................................................................................................	150
Internal Control over Financial Reporting...........................................................................................................................................................................................	150
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	151

ITEM 9B. OTHER INFORMATION...	152

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.............................................................................................................................	153
Directors...	153
Executive Officers...	154
Disclosure and Financial Code of Ethics............................................................................................................................................................................................	156
Committees of the TVA Board...	156

ITEM 11. EXECUTIVE COMPENSATION.....................................................................................................................................................................................................	156
Compensation Discussion and Analysis.............................................................................................................................................................................................	156
Executive Compensation Tables and Narrative Disclosures..............................................................................................................................................................	170
Retirement and Pension Plans...	174
Nonqualified Deferred Compensation................................................................................................................................................................................................	177
Potential Payments on Account of Retirement/Resignation, Termination without Cause, Termination with Cause, Death, or Disability...........................................	178
Other Agreements...	183
CEO Pay Ratio Disclosure...	183
Director Compensation...	184
Compensation Committee Interlocks and Insider Participation..........................................................................................................................................................	186
Compensation Committee Report......................................................................................................................................................................................................	186

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................................	186

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.........................................................................................	186
Director Independence...	186
Related Party Transactions...	186

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................................................................................................................	188

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.....................................................................................................................................................................	189

ITEM 16. FORM 10-K SUMMARY...	192

SIGNATURES...	193

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

Date:	November 15, 2019		TENNESSEE VALLEY AUTHORITY
(Registrant)
		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey J. Lyash	President and Chief Executive Officer	November 14, 2019
Jeffrey J. Lyash	(Principal Executive Officer)

/s/ John M. Thomas, III	Executive Vice President and	November 14, 2019
John M. Thomas, III	Chief Financial Officer
(Principal Financial Officer)

/s/ Diane Wear	Vice President and Controller	November 14, 2019
Diane Wear	(Principal Accounting Officer)

/s/ James R. Thompson, III	Chair	November 14, 2019
James R. Thompson, III

/s/ Kenneth E. Allen	Director	November 14, 2019
Kenneth E. Allen

/s/ A.D. Frazier	Director	November 14, 2019
A. D. Frazier

/s/ Richard C. Howorth	Director	November 14, 2019
Richard C. Howorth

/s/ William Kilbride	Director	November 14, 2019
William Kilbride

/s/ Virginia T. Lodge	Director	November 14, 2019
Virginia T. Lodge

/s/ John Ryder	Director	November 14, 2019
John Ryder

/s/ Jeff W. Smith	Director	November 14, 2019
Jeff W. Smith

/s/ Ronald A. Walter	Director	November 14, 2019
Ronald A. Walter