Form 10-Q
period 2020-03-31
Tennessee Valley Authority
filed 2020-05-05
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (Unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	7
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	11
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	48
Executive Overview...............................................................................................................................................................	48
Results of Operations............................................................................................................................................................	49
Liquidity and Capital Resources............................................................................................................................................	57
Key Initiatives and Challenges..............................................................................................................................................	59
Environmental Matters..........................................................................................................................................................	67
Legal Proceedings................................................................................................................................................................	73
Off-Balance Sheet Arrangements..........................................................................................................................................	73
Critical Accounting Policies and Estimates...........................................................................................................................	73
New Accounting Standards and Interpretations....................................................................................................................	73
Legislative and Regulatory Matters.......................................................................................................................................	73

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	74

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	74
Disclosure Controls and Procedures.....................................................................................................................................	74
Changes in Internal Control over Financial Reporting..........................................................................................................	74

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	74

ITEM 1A. RISK FACTORS............................................................................................................................................................	75

ITEM 5. OTHER INFORMATION..................................................................................................................................................	75

ITEM 6. EXHIBITS........................................................................................................................................................................	76

SIGNATURES...............................................................................................................................................................................	77

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "Quarterly Report"):

Term or Acronym	Definition
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
Bonds	Bonds, notes, or other evidences of indebtedness
CAA	Clean Air Act
CCR	Coal combustion residuals
CEL	Chilling Effect Letter
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COLA	Cost-of-living adjustment
COVID-19	Coronavirus Disease 2019
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
DER	Distributed energy resources
DOE	Department of Energy
EIS	Environmental Impact Statement
ELGs	Effluent Limitation Guidelines
EO	Executive Order
EPA	Environmental Protection Agency
EPRI	Electric Power Research Institute
EPU	Extended Power Uprate
ESPA	Early Site Permit Application
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GMDs	Geomagnetic disturbances
GWh	Gigawatt hour(s)
HAP	Hazardous Air Pollutants
IRP	Integrated Resource Plan
JSCCG	John Sevier Combined Cycle Generation LLC
KOC	Knoxville Office Complex
kW	Kilowatts
kWh	Kilowatt hours
LPC	Local power company customers
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market

MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NWP	Nationwide Permit
OCI	Other comprehensive income (loss)
OCIP	Owner Controlled Insurance Program
PARRS	Putable Automatic Rate Reset Securities
PM	Particulate matter
QER	Quadrennial Energy Review
QTE	Qualified technological equipment and software
RECs	Renewable Energy Certificates
REIT	Real Estate Investment Trust
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SIPs	State implementation plans
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SPC	Summer Place Complex
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment and Conservation
TVA Act	The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

Although the Tennessee Valley Authority ("TVA") believes that the assumptions underlying any forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in any forward-looking statements.  These factors include, among other things:

•
The impact of the pandemic resulting from the outbreak of the Coronavirus Disease 2019 (“COVID-19”) on TVA's revenues, the demand for electricity, TVA’s workforce and operations, the availability of fuel and critical parts, supplies, and services, and the business and financial condition of TVA’s customers and counterparties;

•
The duration and severity of the COVID-19 pandemic, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on economic and market conditions, including impacts on interest rates, commodity prices, investment performance, and foreign currency exchange rates;

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

•
Limitations on TVA's ability to borrow money which may result from, among other things, TVA's approaching or substantially reaching the limit on bonds, notes, and other evidences of indebtedness specified in the Tennessee Valley Authority Act of 1933 ("TVA Act");

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

•	Loss of quorum of the TVA Board of Directors ("TVA Board");

•	Changes in the priorities of the TVA Board or TVA senior management; or

•	Other unforeseeable events.

See also Item 1A, Risk Factors, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K/A for the year ended September 30, 2019 (the "Annual Report"), and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors in this Quarterly Report for a discussion of factors that could cause actual results to differ materially from those in any forward-looking statement.  New factors emerge from time to time, and it is not possible for TVA to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA's business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
Operating revenues
Revenue from sales of electricity	$2,489	$2,712	$5,021	$5,393
Other revenue	32	38	78	82
Total operating revenues	2,521	2,750	5,099	5,475
Operating expenses
Fuel	429	501	852	942
Purchased power	252	255	471	552
Operating and maintenance	644	800	1,333	1,545
Depreciation and amortization	457	466	1,041	811
Tax equivalents	132	136	263	268
Total operating expenses	1,914	2,158	3,960	4,118
Operating income	607	592	1,139	1,357
Other income (expense), net	(1)	14	11	38
Other net periodic benefit cost	62	65	127	129
Interest expense	289	300	576	602
Net income (loss)	$255	$241	$447	$664
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
Net income (loss)	$255	$241	$447	$664
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(163)	23	(87)	(29)
Reclassification to earnings from cash flow hedges	56	(14)	(3)	4
Total other comprehensive income (loss)	(107)	9	(90)	(25)
Total comprehensive income (loss)	$148	$250	$357	$639
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	March 31, 2020	September 30, 2019
Current assets
Cash and cash equivalents	$835	$299
Accounts receivable, net	1,264	1,739
Inventories, net	1,071	999
Regulatory assets	161	156
Other current assets	93	85
Total current assets	3,424	3,278

Property, plant, and equipment
Completed plant	63,453	62,944
Less accumulated depreciation	(32,237)	(31,384)
Net completed plant	31,216	31,560
Construction in progress	2,095	1,893
Nuclear fuel	1,547	1,534
Finance leases	140	146
Total property, plant, and equipment, net	34,998	35,133

Investment funds	2,607	2,968

Regulatory and other long-term assets
Regulatory assets	9,433	8,763
Operating lease assets, net of amortization	354	—
Other long-term assets	332	325
Total regulatory and other long-term assets	10,119	9,088

Total assets	$51,148	$50,467
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	March 31, 2020	September 30, 2019
Current liabilities
Accounts payable and accrued liabilities	$1,764	$1,812
Accrued interest	305	296
Current portion of leaseback obligations	136	40
Regulatory liabilities	207	150
Short-term debt, net	1,875	922
Current maturities of power bonds	1,552	1,030
Current maturities of long-term debt of variable interest entities	40	39
Current maturities of notes payable	22	23
Total current liabilities	5,901	4,312

Other liabilities
Post-retirement and post-employment benefit obligations	5,984	6,181
Asset retirement obligations	5,582	5,453
Operating lease liabilities	262	—
Other long-term liabilities	2,914	2,490
Leaseback obligations	87	223
Total other liabilities	14,829	14,347

Long-term debt, net
Long-term power bonds, net	17,370	19,094
Long-term debt of variable interest entities, net	1,069	1,089
Total long-term debt, net	18,439	20,183

Total liabilities	39,169	38,842

Contingencies and legal proceedings (Note 19)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	11,271	10,823
Total power program proprietary capital	11,529	11,081
Nonpower programs appropriation investment, net	552	556
Accumulated other comprehensive income (loss)	(102)	(12)
Total proprietary capital	11,979	11,625

Total liabilities and proprietary capital	$51,148	$50,467
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Six Months Ended March 31
 (in millions)

	2020	2019
Cash flows from operating activities
Net income (loss)	$447	$664
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization(1)	1,052	821
Amortization of nuclear fuel cost	194	179
Non-cash retirement benefit expense	162	157
Other regulatory amortization and deferrals	81	184
Changes in current assets and liabilities
Accounts receivable, net	475	269
Inventories and other current assets, net	(101)	(83)
Accounts payable and accrued liabilities	(218)	(274)
Accrued interest	13	6
Pension contributions	(155)	(155)
Other, net	(80)	(21)
Net cash provided by operating activities	1,870	1,747

Cash flows from investing activities
Construction expenditures	(840)	(862)
Nuclear fuel expenditures	(184)	(172)
Loans and other receivables
Advances	(3)	(4)
Repayments	4	4
Other, net	13	(6)
Net cash used in investing activities	(1,010)	(1,040)

Cash flows from financing activities
Long-term debt
Redemptions and repurchases of power bonds	(1,218)	(1,003)
Redemptions of notes payable	—	(21)
Redemptions of debt of variable interest entities	(20)	(19)
Short-term debt issues (redemptions), net	953	378
Payments on leases and leasebacks	(43)	(40)
Other, net	4	(1)
Net cash provided by (used in) financing activities	(324)	(706)
Net change in cash, cash equivalents, and restricted cash	536	1
Cash, cash equivalents, and restricted cash at beginning of period	322	322
Cash, cash equivalents, and restricted cash at end of period	$858	$323
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended March 31, 2020 and 2019
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$258	$9,827	$562	$23	$10,670
Net income (loss)	—	243	(2)	—	241
Total other comprehensive income (loss)	—	—	—	9	9
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at March 31, 2019	$258	$10,069	$560	$32	$10,919

Balance at December 31, 2019	$258	$11,015	$554	$5	$11,832
Net income (loss)	—	257	(2)	—	255
Total other comprehensive income (loss)	—	—	—	(107)	(107)
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at March 31, 2020	$258	$11,271	$552	$(102)	$11,979
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Six Months Ended March 31, 2020 and 2019
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2018	$258	$9,404	$564	$57	$10,283
Net income (loss)	—	668	(4)	—	664
Total other comprehensive income (loss)	—	—	—	(25)	(25)
Return on power program appropriation investment	—	(3)	—	—	(3)
Balance at March 31, 2019	$258	$10,069	$560	$32	$10,919

Balance at September 30, 2019	$258	$10,823	$556	$(12)	$11,625
Net income (loss)	—	451	(4)	—	447
Total other comprehensive income (loss)	—	—	—	(90)	(90)
Return on power program appropriation investment	—	(3)	—	—	(3)
Balance at March 31, 2020	$258	$11,271	$552	$(102)	$11,979
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

Power rates are established by the TVA Board of Directors ("TVA Board") as authorized by the Tennessee Valley Authority Act of 1933, as amended ("TVA Act").  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes ("tax equivalents"); debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the Power Program Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's business. TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment with the 2014 payment; therefore, this item is no longer a component of rate setting.  In setting TVA's rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Rates set by the TVA Board are not subject to review or approval by any state or federal regulatory body.

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

Reclassifications

Certain historical amounts have been reclassified in the accompanying consolidated financial statements to the current presentation. In the March 31, 2019, Consolidated Statements of Cash Flows, amounts previously reported as $(10) million of Prepayment credits applied to revenue were reclassified to Other, net in cash flows from operating activities.

Cash, Cash Equivalents, and Restricted Cash

Cash includes cash on hand, non-interest bearing cash, and deposit accounts. All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalents that are restricted, as to withdrawal or use under the terms of certain contractual agreements, are recorded in Other long-term assets on the Consolidated Balance Sheets. Restricted cash and cash equivalents includes cash held in trusts that are currently restricted for TVA economic development loans and for certain TVA environmental programs in accordance with agreements related to compliance with certain environmental regulations. See Note 20 — Contingencies and Legal Proceedings — Legal Proceedings — Environmental Agreements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash
	At March 31, 2020	At September 30, 2019
Cash and cash equivalents	$835	$299
Restricted cash and cash equivalents included in Other long-term assets	23	23
Total cash, cash equivalents, and restricted cash	$858	$322

Due to recent higher volatility in the financial markets associated with the Coronavirus Disease 2019 ("COVID-19") pandemic, TVA increased its target balance of Cash and cash equivalents in March 2020 by $500 million through short-term discount note issuances.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts reflects TVA's estimate of probable losses inherent in its accounts and loans receivable balances, excluding the EnergyRight® loans receivable.  TVA determines the allowance based on known accounts, historical experience, and other currently available information including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements after 90 days.  It also reflects TVA's corporate credit department's assessment of the financial condition of customers and the credit quality of the receivables. TVA continues to monitor the impact of the COVID-19 pandemic on accounts and loans receivable balances to evaluate the allowance for uncollectible accounts.

The allowance for uncollectible accounts was less than $1 million at both March 31, 2020, and September 30, 2019, for accounts receivable. Additionally, loans receivable of $137 million and $131 million at March 31, 2020, and September 30, 2019, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively, and are reported net of allowances for uncollectible accounts of less than $1 million at both March 31, 2020, and September 30, 2019.

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

While not specifically structured as leases, certain power purchase agreements are deemed to contain a lease of the underlying generating units when the terms convey the right to control the use of the assets. Amounts recorded for these leases are generally based on the amount of the scheduled capacity payments due over the remaining terms of the power purchase agreements, the terms of which vary. The total lease obligation included in Accounts payable and accrued liabilities and Operating lease liabilities related to these agreements was $296 million at March 31, 2020.

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

Leases with an initial term of 12 months or less, which do not include an option to extend the initial term of the lease to greater than 12 months that TVA is reasonably certain to exercise, are not recorded on the Consolidated Balance Sheets at March 31, 2020.

Operating leases are recognized on a straight-line basis over the term of the lease agreement. Rent expense associated with short-term leases and variable leases is recorded in Operating and maintenance expense, Fuel expense, or Purchased power expense on the Consolidated Statements of Operations. Expenses associated with finance leases result in the separate presentation of interest expense on the lease liability and amortization expense of the related lease asset on the Consolidated Statements of Operations.

Depreciation

TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on the external depreciation studies. These studies are updated at least every five years. Depreciation expense was $407 million and $424 million for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense was $946 million and $732 million for the six months ended March 31, 2020 and 2019, respectively. See Note 5 — Plant Closures for a discussion of the impact of plant closures.

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
Effect on the Financial Statements or Other Significant Matters
TVA has adopted the standard on a prospective basis. The adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows. TVA only uses hedge accounting under its foreign currency swap arrangements, and the adoption of this standard had no impact on those arrangements.

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

The following accounting standards have been issued but at March 31, 2020, were not effective and had not been adopted by TVA:

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

Reference Rate Reform
Description
The guidance provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rates.

Effective Date for TVA	The new standard is effective for adoption at any time between March 12, 2020, and December 31, 2022. TVA currently plans to adopt the standard by December 31, 2022.
Effect on the Financial Statements or Other Significant Matters
TVA continues to review this standard and evaluate the impact of using an alternative reference rate instead of LIBOR in its interest rate swap contracts. TVA expects the adoption of the standard will simplify the accounting for any modifications to its interest rate swap contracts.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net
	At March 31, 2020	At September 30, 2019
Power receivables	$1,182	$1,624
Other receivables	82	115
Accounts receivable, net(1)	$1,264	$1,739
Note
(1) Allowance for uncollectible accounts was less than $1 million at March 31, 2020, and September 30, 2019, and therefore is not represented in the table above.

In response to the COVID-19 pandemic, the TVA Board approved the Public Power Support and Stabilization Program, which includes alternative wholesale payment arrangements for LPCs, on March 25, 2020. TVA is offering up to $1.0 billion of credit support to LPCs who demonstrate the need for temporary financial relief, through the deferral of a portion of LPCs' wholesale power payments owed to TVA. The program requires LPCs to apply monthly beginning in April 2020 for the deferral, which is subject to approval by TVA. If approved, TVA will establish a repayment schedule based on the LPC's need, not to exceed two years, and an initial repayment date will be approved by TVA no later than December 31, 2020. The earliest deferral may be related to the May bill, and no such deferrals are included in the balances above. As of May 4, 2020, $1 million of credit support has been approved under the Public Power Support and Stabilization Program.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net
	At March 31, 2020	At September 30, 2019
Materials and supplies inventory	$773	$742
Fuel inventory	328	294
Renewable energy certificates/emission allowance inventory, net	18	16
Allowance for inventory obsolescence	(48)	(53)
Inventories, net	$1,071	$999

5. Plant Closures

Background

TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. Based on results of assessments presented to the TVA Board in 2019, the retirement of Paradise Fossil Plant ("Paradise") Unit 3 by December 2020 and Bull Run Fossil Plant ("Bull Run") by December 2023 was approved. Subsequent to the TVA Board approval, TVA determined that Paradise would not be restarted after January 2020 due to the plant's material condition. Paradise Fossil Plant Unit 3 was taken offline on February 1, 2020, effectively retiring the plant.

Financial Impact

As a result of TVA's decision to accelerate the retirements of Paradise and Bull Run, certain construction projects at these locations were identified as probable of abandonment or were no longer expected to be in service for greater than one year prior to the plants' retirement dates. The write-off of these projects resulted in $124 million of Operating and maintenance expense during the second quarter of 2019. TVA has since recognized a cumulative $34 million of Operating and maintenance expense related to other activities including certain regulatory compliance projects at these facilities. Of this amount, $3 million and $7 million were recognized during the three and six months ended March 31, 2020, respectively. TVA has also recognized a cumulative $21 million of Operating and maintenance expense related to materials and supplies inventory reserves and write-offs identified at Paradise. Of this amount, $2 million was recognized for both the three and six months ended March 31, 2020. Additional amounts for Bull Run may be written off during closure activities.

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Paradise and Bull Run, TVA has recognized a cumulative $882 million of accelerated depreciation, with $91 million and $316 million being recognized during the three and six months ended March 31, 2020, respectively.

6. Leases

As described in Note 2 — Impact of New Accounting Standards and Interpretations, TVA has elected the modified retrospective method of adoption for the new lease accounting standard effective October 1, 2019. Under the modified retrospective method of adoption, prior year reported results are not restated.

TVA recorded $205 million and $210 million of lease assets and lease liabilities, respectively, for operating leases in effect at the adoption date. The accounting for finance leases remained substantially unchanged. Adoption of the standard did not materially impact results of operations or cash flows.

The following table provides additional information regarding the presentation of leases on the Consolidated Balance Sheets at March 31, 2020:

Amounts Recognized on TVA's Consolidated Balance Sheets At March 31, 2020
Assets
Operating	Operating lease assets, net of amortization	$354
Finance	Finance leases	140
Total lease assets		$494

Liabilities
Current
Operating	Accounts payable and accrued liabilities	$101
Finance	Accounts payable and accrued liabilities	6
Non-current
Operating	Operating lease liabilities	262
Finance	Other long-term liabilities	179
Total lease liabilities		$548

TVA's leases consist primarily of railcars, equipment, real estate/land, power generating facilities, and gas pipelines. TVA's leases have various terms and expiration dates remaining from one to 27 years. The components of lease costs for the three and six months ended March 31, 2020, were as follows:

Lease Costs(1)
	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Operating lease costs(1)	$21	$39
Variable lease costs(1)	20	26
Short-term lease costs(1)	3	3
Finance lease costs
Amortization of lease assets(2)	3	5
Interest on lease liabilities(3)(4)	9	15
Total finance lease costs	12	20
Total lease costs	$56	$88
Notes
(1) Costs are included in Operating and maintenance expense, Fuel expense, and Purchased power expense on the Consolidated Statements of Operations. TVA's rental expense for operating leases was approximately $18 million and $36 million for the three and six months ended March 31, 2019, respectively.
(2) Expense is included in Depreciation and amortization expense on the Consolidated Statements of Operations.
(3) Expense is included in Interest expense on the Consolidated Statements of Operations.
(4) Certain finance leases receive regulatory accounting treatment and are reclassified to Fuel expense and Purchased power expense.

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

The following table contains additional information with respect to cash and non-cash activities related to leases:

Amounts Recognized on TVA's Consolidated Statements of Cash Flows For the Six Months Ended March 31, 2020
Operating cash flows for operating leases	$36
Operating cash flows for finance leases	15
Financing cash flows for finance leases	2

Lease assets obtained in exchange for lease obligations (non-cash)
Operating leases(1)	186
Finance leases	—
Note
(1) Amount excludes operating lease assets recorded as a result of the adoption of the new lease standard

TVA has certain finance leases under power purchase agreements under which the present value of the minimum lease payments exceeds the fair value of the related lease asset at the date of measurement.  This resulted in an interest rate that was higher than TVA's incremental borrowing rate. At March 31, 2020, the weighted average remaining lease term in years and the weighted average discount rate for TVA's operating and financing leases were as follows:

Weighted Averages At March 31, 2020
Weighted average remaining lease terms
Operating leases	4 years
Finance leases	13 years

Weighted average discount rate(1)
Operating leases	1.6%
Finance leases	35.2%
Note
(1) The discount rate is calculated using the rate implicit in a lease if it is readily determinable. If the rate used by the lessor is not readily determinable, TVA uses its incremental borrowing rate as permitted by accounting guidance. The incremental borrowing rate is influenced by TVA's credit rating and lease term and as such may differ for individual leases, embedded leases, or portfolios of leased assets.

The following table presents maturities of lease liabilities and a reconciliation of the undiscounted cash flows to lease liabilities at March 31, 2020:

Future Minimum Lease Payments Minimum Payments Due at March 31, 2020
Operating leases
2020 (remaining)	$59
2021	105
2022	91
2023	43
2024	35
Thereafter	43
Minimum annual payments	376
Less: present value discount	(13)
Operating present value of net minimum lease payments	$363

Finance leases
2020 (remaining)	$27
2021	53
2022	53
2023	55
2024	51
Thereafter	418
Minimum annual payments	657
Less: amount representing interest	(472)
Finance present value of net minimum lease payments	$185

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

TVA entered into a power purchase agreement with a renewable resource provider for solar generation and rights to charge and discharge a battery energy storage system. The system is considered a lease component in this agreement. This lease has a term of 20 years, and is expected to commence on October 1, 2022. Payments made over the term of this lease are expected to total approximately $89 million.

7.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets
	At March 31, 2020	At September 30, 2019
Loans and other long-term receivables, net	$126	$125
EnergyRight® receivables	76	81
Prepaid long-term service agreements(1)	33	22
Restricted cash and cash equivalents	23	23
Prepaid capacity payments	15	19
Other	59	55
Total other long-term assets	$332	$325
Note
(1) Certain amounts have been reclassified to conform with current year presentation.

EnergyRight® Receivables. In association with the EnergyRight® Solutions program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2020, and September 30, 2019, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $19 million and $20 million, respectively. See Note 10 — Other Long-Term Liabilities for information regarding the associated financing obligation.

In response to the COVID-19 pandemic, customers experiencing a financial hardship can request a deferral of loan payments for a period of up to six months. This deferral option is available beginning April 20, 2020, through October 31, 2020. Deferred loans will not accrue interest during the deferral months.

Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2020, and September 30, 2019, prepayments of $1 million and $5 million, respectively, were recorded in Other current assets.

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

Regulatory Assets and Liabilities(1)
	At March 31, 2020	At September 30, 2019
Current regulatory assets
Unrealized losses on interest rate derivatives	$109	$89
Unrealized losses on commodity derivatives	52	39
Fuel cost adjustment receivable	—	28
Total current regulatory assets	161	156

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	4,602	4,756
Non-nuclear decommissioning costs	1,859	1,741
Nuclear decommissioning costs	1,200	868
Unrealized losses on interest rate derivatives	1,615	1,241
Unrealized losses on commodity contracts	8	15
Other non-current regulatory assets	149	142
Total non-current regulatory assets	9,433	8,763
Total regulatory assets	$9,594	$8,919

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$131	$138
Fuel cost adjustment	72	—
Unrealized gains on commodity derivatives	4	12
Total current regulatory liabilities	$207	$150
Note
(1) Amounts for Non-current regulatory liabilities were less than $1 million at March 31, 2020, and September 30, 2019, and are therefore not represented in the table above.

Due to recent higher volatility in the financial markets associated with the COVID-19 pandemic, TVA experienced unrealized losses related to its investment portfolios and derivative instruments for the six months ended March 31, 2020. TVA does not recognize unrealized gains and losses from the investment portfolios and derivative instruments within earnings but rather defers all such gains and losses within a regulatory liability or asset in accordance with its accounting policy. See Note 14 — Risk Management Activities and Derivative Transactions and Note 15 — Fair Value Measurements.

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

John Sevier VIEs

In 2012, TVA entered into a $1.0 billion construction management agreement and lease financing arrangement with John Sevier Combined Cycle Generation LLC ("JSCCG") for the completion and lease by TVA of the John Sevier Combined Cycle Facility ("John Sevier CCF"). JSCCG is a special single-purpose limited liability company formed in January 2012 to finance the John Sevier CCF through a $900 million secured note issuance ("JSCCG notes") and the issuance of $100 million of membership interests subject to mandatory redemption.  The membership interests were purchased by John Sevier Holdco LLC ("Holdco").  Holdco is a special single-purpose entity, also formed in January 2012, established to acquire and hold the membership interests in JSCCG.  A non-controlling interest in Holdco is held by a third party through nominal membership interests, to which none of the income, expenses, and cash flows are allocated.

The membership interests held by Holdco in JSCCG were purchased with proceeds from the issuance of $100 million of secured notes ("Holdco notes") and are subject to mandatory redemption pursuant to a schedule of amortizing, semi-annual payments due each January 15 and July 15, with a final payment due in January 2042. The payment dates for the mandatorily redeemable membership interests are the same as those of the Holdco notes. The sale of the JSCCG notes, the membership interests in JSCCG, and the Holdco notes closed in January 2012. The JSCCG notes are secured by TVA's lease payments, and the Holdco notes are secured by Holdco's investment in, and amounts receivable from, JSCCG. TVA's lease payments to JSCCG are equal to and payable on the same dates as JSCCG's and Holdco's semi-annual debt service payments. In addition to the lease payments, TVA pays administrative and miscellaneous expenses incurred by JSCCG and Holdco. Certain agreements related to this transaction contain default and acceleration provisions.

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

Southaven VIE

In 2013, TVA entered into a $400 million lease financing arrangement with Southaven Combined Cycle Generation LLC ("SCCG") for the lease by TVA of the Southaven Combined Cycle Facility ("Southaven CCF"). SCCG is a special single-purpose limited liability company formed in June 2013 to finance the Southaven CCF through a $360 million secured notes issuance ("SCCG notes") and the issuance of $40 million of membership interests subject to mandatory redemption. The membership interests were purchased by Southaven Holdco LLC ("SHLLC"). SHLLC is a special single-purpose entity, also formed in June 2013, established to acquire and hold the membership interests in SCCG. A non-controlling interest in SHLLC is held by a third party through nominal membership interests, to which none of the income, expenses, and cash flows of SHLLC are allocated.

The membership interests held by SHLLC were purchased with proceeds from the issuance of $40 million of secured notes ("SHLLC notes") and are subject to mandatory redemption pursuant to a schedule of amortizing, semi-annual payments due each February 15 and August 15, with a final payment due on August 15, 2033. The payment dates for the mandatorily redeemable membership interests are the same as those of the SHLLC notes, and the payment amounts are sufficient to provide returns on, as well as returns of, capital until the investment has been repaid to SHLLC in full. The rate of return on investment to SHLLC is 7.0 percent, which is reflected as interest expense on the Consolidated Statements of Operations. SHLLC is required to pay a pre-determined portion of the return on investment to Seven States Southaven, LLC ("SSSL") on each lease payment date as agreed in SHLLC's formation documents (the "Seven States Return"). The current and long-term portions of the Membership interests of VIE subject to mandatory redemption are included in Accounts payable and accrued liabilities and Other long-term liabilities, respectively.

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG at March 31, 2020, and September 30, 2019, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At March 31, 2020	At September 30, 2019
Current liabilities
Accrued interest	$10	$11
Accounts payable and accrued liabilities	3	3
Current maturities of long-term debt of variable interest entities	40	39
Total current liabilities	53	53
Other liabilities
Other long-term liabilities	24	25
Long-term debt, net
Long-term debt of variable interest entities, net	1,069	1,089
Total liabilities	$1,146	$1,167

Interest expense of $14 million for both the three months ended March 31, 2020 and 2019, and $27 million and $28 million for the six months ended March 31, 2020 and 2019, respectively, is included on the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

Creditors of the VIEs have no recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to the VIEs other than as prescribed in the terms of the agreements related to these transactions.

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements and finance leases, as well as liabilities for environmental remediation and liabilities under agreements related to compliance with certain environmental regulations. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At March 31, 2020	At September 30, 2019
Interest rate swap liabilities	$2,045	$1,676
Finance lease liabilities	179	182
Currency swap liabilities	280	193
EnergyRight® financing obligations	85	90
Paradise pipeline financing obligation	79	80
Accrued long-term service agreements	61	66
Other	185	203
Total other long-term liabilities	$2,914	$2,490

Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At March 31, 2020, and September 30, 2019, the carrying amount of the interest rate swap liabilities reported in Accounts payable and accrued liabilities was $105 million and $88 million, respectively. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities. As of March 31, 2020, interest rate swap liabilities increased $369 million as compared to September 30, 2019, primarily due to a decrease in interest rates resulting in higher mark-to-market values on future expected net cash flows.

EnergyRight® Financing Obligations. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The current and long-term portions of the resulting financing obligations are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2020, and September 30, 2019, the carrying amount of the financing obligations reported in Accounts payable and accrued liabilities was $21 million and $23 million, respectively. See Note 7 — Other Long-Term Assets for information regarding the associated loans receivable.

In response to the COVID-19 pandemic, customers experiencing a financial hardship can request a deferral of loan payments for a period of up to six months. This deferral option is available beginning April 20, 2020, through October 31, 2020. Deferred loans will not accrue interest during the deferral months.

Paradise Pipeline Financing Obligation. TVA reserves firm pipeline capacity on an approximately 19-mile pipeline owned by Texas Gas, which serves TVA's Paradise Combined Cycle Plant. The capacity contract contains a lease component due to TVA's exclusive right to use the pipeline. TVA accounts for this lease component as a financing transaction. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At both March 31, 2020, and September 30, 2019, related liabilities of less than $1 million were recorded in Accounts payable and accrued liabilities.

Accrued Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2020, and September 30, 2019, related liabilities of $13 million and $12 million, respectively, were recorded in Accounts payable and accrued liabilities.

11.  Asset Retirement Obligations

During the six months ended March 31, 2020, TVA's total asset retirement obligations ("ARO") liability increased $159 million as a result of periodic accretion and revisions in estimate, partially offset by settlement projects that were conducted during the period. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the six months ended March 31, 2020, $84 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 8 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 15 — Fair Value Measurements — Investment Funds and Note 20 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for disclosure of the current balances of the trusts and a discussion of the trusts' objectives.

Asset Retirement Obligation Activity(1)
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2019	$3,136	$2,480	$5,616
Settlements	—	(62)	(62)
Revisions in estimate	—	120	120
Accretion (recorded as regulatory asset)	70	31	101
Balance at March 31, 2020	$3,206	$2,569	$5,775
Note
(1) The current portions of the ARO liability in the amounts of $193 million and $163 million at March 31, 2020, and September 30, 2019, respectively, are included in Accounts payable and accrued liabilities.

The revisions in non-nuclear estimates increased $120 million for the six months ended March 31, 2020. In November 2019, the Tennessee Department of Environment and Conservation ("TDEC") released amendments to its regulations which govern solid waste disposal facilities, including TVA's active Coal Combustion Residuals ("CCR") facilities covered by a solid waste disposal permit and those which closed pursuant to a TDEC approved closure plan. Such facilities are generally subject to a 30-year post-closure care period during which the owner or operator must undertake certain activities, including monitoring and maintaining the facility. The amendments will, among other things, add an additional 50-year period after the end of the post-closure care period, require TVA to submit recommendations as to what activities must be performed during this 50-year period to protect human health and the environment, and require TVA to submit revised closure plans every 10 years. This regulatory revision resulted in an increase of $129 million, of which $38 million was related to operating CCR facilities and $91 million was related to inactive or closed CCR facilities.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at March 31, 2020, and September 30, 2019, consisted of the following:

Debt Outstanding (in millions)
	At March 31, 2020	At September 30, 2019
Short-term debt
Short-term debt, net	$1,875	$922
Current maturities of power bonds issued at par	1,552	1,030
Current maturities of long-term debt of VIEs issued at par	40	39
Current maturities of notes payable	22	23
Total current debt outstanding, net	3,489	2,014
Long-term debt
Long-term power bonds(1)	17,491	19,225
Long-term debt of VIEs, net	1,069	1,089
Unamortized discounts, premiums, issue costs, and other	(121)	(131)
Total long-term debt, net	18,439	20,183
Total debt outstanding	$21,928	$22,197
Note
(1) Includes net exchange gain from currency transactions of $183 million and $191 million at March 31, 2020, and September 30, 2019, respectively.

The increase in short-term debt of approximately $1.0 billion is primarily a result of power bond maturities and increased short-term debt issuance to hold a higher cash balance. Due to recent higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its target balance of Cash and cash equivalents by $500 million through discount note issuances.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2019, to March 31, 2020:

Debt Securities Activity(1)
	Date	Amount(2) (in millions)	Interest Rate
Redemptions/Maturities
electronotes®	First Quarter 2020	$217	3.33%

2009 Series B	December 2019	1	3.77%
2018 Series A	March 2020	1,000	2.25%
Total redemptions/maturities of power bonds		1,218
Debt of variable interest entities		20	4.32%
Total redemptions/maturities of debt		$1,238
Notes
(1) Amounts for notes payable were less than $1 million at March 31, 2020, and are therefore not represented in the table above.
(2) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA has funding available under four long-term revolving credit facilities totaling $2.7 billion: a $150 million credit facility that matures on December 11, 2021, a $1.0 billion credit facility that matures on June 13, 2023, a $1.0 billion credit facility that matures on September 28, 2023, and a $500 million credit facility that matures on February 1, 2025. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At March 31, 2020, and September 30, 2019, there were approximately $1.4 billion and $1.3 billion, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. See Note 14 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At March 31, 2020 (in millions)
	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
Maturity Date
December 2021	$150	$38	$—	$112
June 2023	1,000	409	—	591
September 2023	1,000	450	—	550
February 2025	500	500	—	—
Total	$2,650	$1,397	$—	$1,253

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed in 2019 with a maturity date of September 30, 2020. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at March 31, 2020. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

Lease/Leasebacks

TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software ("QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At March 31, 2020, and September 30, 2019, the outstanding leaseback obligations related to the remaining CTs and QTE were $223 million and $263 million, respectively. In March 2019, TVA made final rent payments under lease/leaseback transactions involving eight CTs, and TVA had previously acquired the equity interests related to these transactions. These transactions were terminated in July 2019. Final rent payments are scheduled to be made under the remaining CT lease/leaseback transactions on various dates from May 2020 to January 2022. TVA has already acquired the equity interests related to transactions involving eight of these CTs and will have the option to acquire the equity interests related to transactions involving the remaining eight CTs for additional amounts. In addition, on October 30, 2019, TVA provided notice of its intent to purchase the ownership interest in certain QTE. Repurchase payments are expected to be paid through a series of installments in 2021 and 2022, after which the associated leases will be terminated.

13.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA's currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA's portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt and any related accrued interest in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended March 31, 2020 and 2019, TVA reclassified $56 million of losses and $14 million of gains, respectively, related to its cash flow hedges from AOCI to Interest expense. During the six months ended March 31, 2020 and 2019, TVA reclassified $3 million of gains and $4 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense. See Note 14 — Risk Management Activities and Derivative Transactions.

TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. As such, certain items that would generally be reported in AOCI or that would impact the statements of operations are recorded as regulatory assets or regulatory liabilities. See Note 8 — Regulatory Assets and Liabilities for a schedule of regulatory assets and liabilities.  See Note 14 — Risk Management Activities and Derivative Transactions for a discussion of the recognition in AOCI of gains and losses associated with certain derivative contracts. See Note 15 — Fair Value Measurements for a discussion of the recognition of certain investment fund gains and losses as regulatory assets and liabilities.  See Note 19 — Benefit Plans for a discussion of the regulatory accounting related to components of TVA's benefit plans.

14.  Risk Management Activities and Derivative Transactions

TVA is exposed to various risks related to commodity prices, investment prices, interest rates, currency exchange rates, and inflation as well as counterparty credit and performance risks.  To help manage certain of these risks, TVA has historically entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in its trust investment funds, it is TVA's policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes. TVA suspended its Financial Trading Program ("FTP") in 2014 and no longer uses financial instruments to hedge risks related to commodity prices; however, TVA plans to continue to manage fuel price volatility through other methods and to periodically reevaluate its suspended FTP program for future use of financial instruments.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1) Amount of Mark-to-Market Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) (in millions)
			Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2020	2019	2020	2019
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$(163)	$23	$(87)	$(29)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	2020	2019	2020	2019
Currency swaps	$(56)	$14	$3	$(4)
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $35 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1)
			Three Months Ended March 31		Six Months Ended March 31
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2020	2019	2020	2019
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(23)	$(19)	$(44)	$(39)

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses due to contract settlements are recognized in Fuel expense as incurred	—	—	1	—
Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three and six months ended March 31, 2020 and 2019.

Fair Values of TVA Derivatives (in millions)
	At March 31, 2020		At September 30, 2019
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(91)	Accounts payable and accrued liabilities $(6); Other long-term liabilities $(85)	$(90)	Accounts payable and accrued liabilities $(6); Other long-term liabilities $(84)
£250 million Sterling	(98)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(93)	(61)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(56)
£150 million Sterling	(106)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(102)	(57)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(53)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(1,520)	Accounts payable and accrued liabilities $(73); Other long-term liabilities $(1,447)	$(1,261)	Accounts payable and accrued liabilities $(62); Other long-term liabilities $(1,199)
$476 million notional	(625)	Accounts payable and accrued liabilities $(30); Other long-term liabilities $(595)	(498)	Accounts payable and accrued liabilities $(24); Other long-term liabilities $(474)
$42 million notional	(5)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(3)	(5)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(3)
Commodity contract derivatives	(56)	Other current assets $4; Accounts payable and accrued liabilities $(52); Other long-term liabilities $(8)	(41)	Other current assets $12; Accounts payable and accrued liabilities $(37); Other long-term liabilities $(16)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had three currency swaps outstanding at March 31, 2020, with total currency exposure of £600 million and expiration dates ranging from 2021 to 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended March 31, 2020 and 2019, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized losses of $556 million and $99 million, respectively. For the six months ended March 31, 2020 and 2019, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized losses of $385 million and $209 million, respectively. These unrealized losses are primarily due to recent higher volatility in the financial markets associated with the COVID-19 pandemic.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At March 31, 2020, TVA's coal and natural gas contract derivatives had terms of up to two and four years, respectively.

Commodity Contract Derivatives
	At March 31, 2020			At September 30, 2019
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	9	9 million tons	$(7)	8	9 million tons	$(4)
Natural gas contract derivatives	34	386 million mmBtu	(49)	65	330 million mmBtu	(37)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets at March 31, 2020, and September 30, 2019, are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At March 31, 2020	At September 30, 2019
Assets
Commodity derivatives not subject to master netting or similar arrangement	$4	$12

Liabilities
Currency swaps(2)	$295	$208
Interest rate swaps(2)	2,150	1,764
Total derivatives subject to master netting or similar arrangement	2,445	1,972
Commodity derivatives not subject to master netting or similar arrangement	60	53
Total liabilities	$2,505	$2,025
Notes
(1) Offsetting amounts primarily include counterparty netting of derivative contracts, margin account deposits for futures commission merchants transactions, and cash collateral received or paid in accordance with the accounting guidance for derivatives and hedging transactions. There were no offsetting amounts on TVA's Consolidated Balance Sheets at either March 31, 2020, or September 30, 2019.
(2) Letters of credit of approximately $1.4 billion and $1.3 billion were posted as collateral at March 31, 2020, and September 30, 2019, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the TVA Deferred Compensation Plan ("DCP"). See Note 15 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At March 31, 2020, and September 30, 2019, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $10 million and $22 million at March 31, 2020, and September 30, 2019, respectively.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At March 31, 2020, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $2.4 billion.  TVA's collateral obligations at March 31, 2020, under these arrangements were approximately $1.4 billion, for which TVA had posted approximately $1.4 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

For all of its derivative instruments with credit-risk related contingent features:

•
If TVA remains a majority-owned U.S. government entity but Standard & Poor's Financial Services, LLC or Moody's Investors Service, Inc. ("Moody's") downgrades TVA's credit rating to AA or Aa2, respectively, TVA's collateral obligations would likely increase by $22 million, and

•	If TVA ceases to be majority-owned by the U.S. government, TVA's credit rating would likely be downgraded and TVA would be required to post additional collateral.

Counterparty Risk

TVA may be exposed to certain risks when a counterparty has the potential to fail to meet its obligations in accordance with agreed terms. These risks may be related to credit, operational, or nonperformance matters. To mitigate certain counterparty risk, TVA analyzes the counterparty's financial condition prior to entering into an agreement, establishes credit limits, monitors the appropriateness of those limits, as well as any changes in the creditworthiness of the counterparty, on an ongoing basis, and when required, employs credit mitigation measures, such as collateral or prepayment arrangements and master purchase and sale agreements.

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.2 billion and $1.6 billion of receivables from power sales outstanding at March 31, 2020, and September 30, 2019, respectively, nearly all counterparties were rated investment grade. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts and Note 3 — Accounts Receivable, Net.

TVA had revenue from two LPCs that collectively accounted for 16 percent of total operating revenues for the three and six months ended March 31, 2020 and 2019.

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

Natural Gas. TVA purchases the majority of its natural gas requirements from a variety of suppliers under short-term contracts. In the event of nonperformance by these suppliers, TVA believes that it can obtain replacement natural gas.

Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at March 31, 2020. The contracted supply of coal is sourced from multiple geographic regions of the U.S. and is to be delivered via various transportation methods (e.g., barge, rail, and truck). Emerging technologies, environmental regulations, and low natural gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies. Continued difficulties by coal suppliers could result in consolidations, additional bankruptcies, restructuring, contract renegotiations, or other scenarios. TVA has received notification from certain coal suppliers that they are temporarily suspending operations due to the COVID-19 pandemic. TVA may experience issues in obtaining fuel supply for its coal-fired generation, which could be material.

Nuclear Fuel. Nuclear fuel is obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services, or a combination thereof, and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make procurement contracts subject to credit risk related to the potential nonperformance of counterparties. In the event of nonperformance by these or other suppliers, TVA believes that replacement uranium concentrate and nuclear fuel services can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements.

Purchased Power. TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant. TVA has determined that the supplier has the equivalent of a non-investment grade credit rating; therefore, the supplier has provided credit assurance to TVA under the terms of the agreement.

Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur substantial costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, and the qualified pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At March 31, 2020, all of TVA's currency swaps and interest rate swaps as well as all of the derivatives in the NDT and ART were with banking counterparties whose Moody's credit ratings were A3 or higher.

TVA classifies qualified forward coal and natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At March 31, 2020, the coal contracts were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, ranged from B2 to Ba1. At March 31, 2020, the natural gas contracts were with counterparties whose ratings ranged from Caa2 to A2. See Suppliers above for discussion of challenges facing the coal industry. TVA recognizes the oil and gas industry has been impacted as the result of the COVID-19 pandemic and the slowdown in demand. TVA will continue to monitor the impacts and affected credit ratings and enforce contract performance assurance provisions when applicable.

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

Investment Funds

At March 31, 2020, Investment funds were comprised of $2.6 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $1.9 billion and $677 million, respectively, at March 31, 2020.

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

The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $209 million, unfunded commitments related to private real assets of $63 million, and unfunded commitments related to private credit of $10 million at March 31, 2020. The ART had unfunded commitments related to private equity limited partnerships of $129 million, unfunded commitments related to private real assets of $52 million, and unfunded commitments related to private credit of $5 million at March 31, 2020. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at net asset value in the fair value hierarchy.

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

Realized and unrealized gains and losses on equity and trading debt securities are recognized in current earnings and are based on average cost. The gains and losses of the NDT and ART are subsequently reclassified to a regulatory asset or liability account in accordance with TVA's regulatory accounting policy. See Note 1 — Summary of Significant Accounting Policies — Cost-Based Regulation and Note 8 — Regulatory Assets and Liabilities. TVA recorded unrealized gains and losses related to its equity and trading debt securities held during each period as follows:

Unrealized Investment Gains (Losses) (in millions)
		Three Months Ended March 31		Six Months Ended March 31
Fund	Financial Statement Presentation	2020	2019	2020	2019
NDT	Regulatory asset	$(357)	$154	$(246)	$(47)
ART	Regulatory asset	(135)	52	(98)	(52)
SERP	Other income (expense)	(9)	5	(8)	(1)
DCP	Other income (expense)	(3)	1	(2)	(2)

Due to recent higher volatility in the financial markets associated with the COVID-19 pandemic, TVA experienced losses related to its ART and NDT investment portfolio for the six months ended March 31, 2020.  For the six months ended March 31, 2020, the NDT declined in value $258 million, of which $246 million was unrealized.  Even with the decline in investment value, however, TVA’s NDT funding as of March 31, 2020, was fully funded per the Nuclear Regulatory Commission’s (“NRC”) funding requirements.

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

Commodity Contract Derivatives

Most of these contracts are valued based on market approaches which utilize short-term and mid-term market-quoted prices from an external industry brokerage service. A small number of these contracts are valued based on a pricing model using long-term price estimates from TVA's coal price forecast. To value the volume option component of applicable coal contracts, TVA uses a Black-Scholes pricing model which includes inputs from the forecast, contract-specific terms, and other market inputs. These contracts are classified as Level 3 valuations.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2019) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at March 31, 2020.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2020, and September 30, 2019. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At March 31, 2020 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$343	$—	$—	$343
Government debt securities	289	59	—	348
Corporate debt securities	—	349	—	349
Mortgage and asset-backed securities	—	28	—	28
Institutional mutual funds	201	—	—	201
Forward debt securities contracts	—	10	—	10
Private credit funds measured at net asset value(1)	—	—	—	48
Private equity funds measured at net asset value(1)	—	—	—	143
Private real asset funds measured at net asset value(1)	—	—	—	161
Commingled funds measured at net asset value(1)	—	—	—	976
Total investments	833	446	—	2,607
Commodity contract derivatives	—	3	1	4
Total	$833	$449	$1	$2,611

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(2)	$—	$295	$—	$295
Interest rate swaps	—	2,150	—	2,150
Commodity contract derivatives	—	52	8	60
Total	$—	$2,497	$8	$2,505
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

Fair Value Measurements At September 30, 2019 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$464	$—	$—	$464
Government debt securities	279	65	—	344
Corporate debt securities	—	417	—	417
Mortgage and asset-backed securities	—	32	—	32
Institutional mutual funds	250	—	—	250
Forward debt securities contracts	—	22	—	22
Private equity funds measured at net asset value(1)	—	—	—	140
Private real estate funds measured at net asset value(1)	—	—	—	135
Private credit funds measured at net asset value(1)	—	—	—	33
Commingled funds measured at net asset value(1)	—	—	—	1,131
Total investments	993	536	—	2,968
Commodity contract derivatives	—	7	5	12
Total	$993	$543	$5	$2,980

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(2)	$—	$208	$—	$208
Interest rate swaps	—	1,764	—	1,764
Commodity contract derivatives	—	44	9	53
Total	$—	$2,016	$9	$2,025
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

The following table presents a reconciliation of all commodity contract derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (in millions)
	Commodity Contract Derivatives
	Three Months Ended March 31	Six Months Ended March 31
Balance at beginning of period	$63	$58
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	(25)	(20)
Balance at March 31, 2019	$38	$38

Balance at beginning of period	$(17)	$(4)
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	10	(3)
Balance at March 31, 2020	$(7)	$(7)

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2020	Valuation Technique(s)	Unobservable Inputs	Range
Assets
Commodity contract derivatives	$1	Pricing model	Coal supply and demand	0.3 - 0.6 billion tons/year
			Long-term market prices	$12.00 - $89.62/ton
Liabilities
Commodity contract derivatives	8	Pricing model	Coal supply and demand	0.3 - 0.6 billion tons/year
			Long-term market prices	$12.00 - $89.62/ton

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2019	Valuation Technique(s)	Unobservable Inputs	Range
Assets
Commodity contract derivatives	$5	Pricing model	Coal supply and demand	0.4 - 0.8 billion tons/year
			Long-term market prices	$12.10 - $94.51/ton
Liabilities
Commodity contract derivatives	9	Pricing model	Coal supply and demand	0.4 - 0.8 billion tons/year
			Long-term market prices	$12.10 - $94.51/ton

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at March 31, 2020, and September 30, 2019, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at March 31, 2020, and September 30, 2019, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At March 31, 2020		At September 30, 2019
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$95	$94	$101	$100

Loans and other long-term receivables, net (including current portion)	Level 2	137	128	131	120

EnergyRight® financing obligations (including current portion)	Level 2	106	117	113	126

Unfunded loan commitments	Level 2	—	10	—	10

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	27	35	28	37

Long-term outstanding power bonds (including current maturities), net	Level 2	18,922	25,178	20,124	26,059

Long-term debt of VIEs (including current maturities), net	Level 2	1,109	1,369	1,128	1,371

Long-term notes payable (including current maturities)	Level 2	22	22	23	23

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

LPC sales
Approximately 93 percent of TVA's revenue from sales of electricity for the three and six months ended March 31, 2020 was to LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenue

During the three and six months ended March 31, 2020, revenues generated from TVA's electricity sales were $2.5 billion and $5.0 billion, respectively, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three and six months ended March 31, 2020 and 2019 are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
Alabama	$360	$387	$729	$779
Georgia	64	70	127	137
Kentucky	158	173	315	341
Mississippi	227	249	464	501
North Carolina	19	21	37	41
Tennessee	1,648	1,799	3,324	3,568
Virginia	12	13	23	25
Subtotal	2,488	2,712	5,019	5,392
Off-system sales	1	—	2	1
Revenue from sales of electricity	2,489	2,712	5,021	5,393
Other revenue	32	38	78	82
Total operating revenues	$2,521	$2,750	$5,099	$5,475

TVA's operating revenues by customer type for the three and six months ended March 31, 2020 and 2019 are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
Revenue from sales of electricity
Local power companies(1)	$2,301	$2,514	$4,658	$4,981
Industries directly served	160	168	310	353
Federal agencies and other	28	30	53	59
Revenue from sales of electricity	2,489	2,712	5,021	5,393
Other revenue	32	38	78	82
Total operating revenues	$2,521	$2,750	$5,099	$5,475
Note
(1) The amount for the three and six months ended March 31, 2020, is net of $36 million and $70 million, respectively, of wholesale bill credits to LPCs participating in the long-term Partnership Agreement.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. At its August 2019 meeting, the TVA Board approved a 20-year Partnership Agreement option that better aligns the length of LPC contracts with TVA's long-term commitments. These agreements are automatically extended each year after their initial effective date, contingent upon certain circumstances, including agreement on flexibility options and limited rate increases going forward. Participating LPCs will receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In addition, participating LPCs will have the option for flexible generation capacity up to approximately five percent of average total hourly energy sales over the prior five years. As of May 4, 2020, 139 LPCs had signed the 20-year Partnership Agreement with TVA.

The number of LPCs with the contract arrangements described below, the revenues derived from such arrangements for the three and six months ended March 31, 2020, and the percentage of TVA's total operating revenues for the three and six months ended March 31, 2020 represented by these revenues, are summarized in the tables below:

TVA Local Power Company Contracts At and for the Three Months Ended March 31, 2020
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	138	$1,737	68.9%
10-year termination notice	2	15	0.6%
5-year termination notice	14	549	21.8%
Total	154	$2,301	91.3%
Note
(1) Ordinarily, the LPCs and TVA have the same termination notice period; however, in contracts with two of the LPCs with five-year termination notices, TVA has a 10-year termination notice (which becomes a five-year termination notice if TVA loses its discretionary wholesale rate-setting authority). Certain LPCs have five-year termination notices or a shorter period if any act of Congress, court decision, or regulatory change requires or permits that election.

TVA Local Power Company Contracts At and for the Six Months Ended March 31, 2020
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	138	$3,506	68.8%
10-year termination notice	2	30	0.6%
5-year termination notice	14	1,122	22.0%
Total	154	$4,658	91.4%
Note
(1) Ordinarily, the LPCs and TVA have the same termination notice period; however, in contracts with two of the LPCs with five-year termination notices, TVA has a 10-year termination notice (which becomes a five-year termination notice if TVA loses its discretionary wholesale rate-setting authority). Certain LPCs have five-year termination notices or a shorter period if any act of Congress, court decision, or regulatory change requires or permits that election.

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues during the six months ended March 31, 2020 and 2019.

Contract Balances

Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA does not have any material contract assets at March 31, 2020.

Contract liabilities represent an entity's obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation. TVA does not have any material contract liabilities at March 31, 2020.

Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in certain business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $84 million and $89 million during the three months ended March 31, 2020 and 2019, respectively. Incentives recorded as a reduction to revenue were $160 million and $156 million during the six months ended March 31, 2020 and 2019, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At March 31, 2020, and September 30, 2019, the outstanding unpaid incentives were $168 million and $157 million, respectively. These incentives may be subject to clawback provisions if the customers fail to meet certain program requirements. In April 2020, TVA established flexibility provisions to support the continued operations and recovery of participating customers impacted by the COVID-19 pandemic.

17.  Other Income (Expense), Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income (Expense), Net
	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
Bellefonte deposit	$—	$—	$—	$21
Interest income	5	6	10	12
External services	3	2	6	6
Gains (losses) on investments	(11)	6	(6)	(1)
Miscellaneous	2	—	1	—
Total Other income (expense), net	$(1)	$14	$11	$38

During the three months ended March 31, 2020, Other income (expense), net decreased $15 million as compared to the same period of the prior year, primarily driven by $12 million of unrealized losses on the SERP and DCP investments as a result of recent higher volatility in the financial markets associated with the COVID-19 pandemic.

During the six months ended March 31, 2020, Other income (expense), net decreased $27 million, primarily driven by $21 million of other income in 2019 related to a deposit liability received by TVA as a down payment on the sale of Bellefonte Nuclear Plant ("Bellefonte"). The purchaser, Nuclear Development, LLC, failed to fulfill the requirements of the sales contract with respect to obtaining NRC approval of the transfer of required nuclear licenses and payment of the remainder of the selling price before the November 30, 2018, closing date. See Note 20 — Contingencies and Legal Proceedings — Legal Proceedings for a discussion of the lawsuit filed by Nuclear Development, LLC. Additionally, during the six months ended March 31, 2020, TVA experienced $10 million of unrealized losses on the SERP and DCP investments as a result of recent higher volatility in the financial markets associated with the COVID-19 pandemic.

18. Supplemental Cash Flow Information

Construction in progress and Nuclear fuel expenditures included in Accounts payable and accrued liabilities at March 31, 2020 and 2019, were $295 million and $281 million, respectively, and are excluded from the Statements of Consolidated Cash Flows for the six months ended March 31, 2020 and 2019, as non-cash investing activities.

19.  Benefit Plans

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and six months ended March 31, 2020 and 2019, were as follows:

Components of TVA's Benefit Plans(1)
	For the Three Months Ended March 31				For the Six Months Ended March 31
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$15	$10	$4	$3	$27	$22	$8	$6
Interest cost	104	126	4	5	208	249	8	9
Expected return on plan assets	(122)	(120)	—	—	(244)	(239)	—	—
Amortization of prior service credit	(24)	(24)	(6)	(6)	(48)	(49)	(12)	(12)
Recognized net actuarial loss	109	86	3	1	218	168	5	2
Total net periodic benefit cost as actuarially determined	82	78	5	3	161	151	9	5
Amount expensed (capitalized) due to actions of regulator	(6)	(2)	—	—	(8)	1	—	—
Total net periodic benefit cost	$76	$76	$5	$3	$153	$152	$9	$5
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

TVA's minimum required pension plan contribution for 2020 is $300 million. TVA contributes $25 million per month to TVARS and as of March 31, 2020, had contributed $150 million. The remaining $150 million will be contributed by September 30, 2020. For the six months ended March 31, 2020, TVA also contributed $46 million to the 401(k) plan, $16 million (net of $3 million in rebates) to the other post-retirement plans, and $5 million to the SERP.

Financial markets have experienced higher volatility since September 30, 2019, due to the COVID-19 pandemic. The uncertainty as to the duration and severity of the COVID-19 pandemic has resulted in significantly lower market valuations for many investments. The impact of these events on TVA’s pension system is reflected in changes in the asset portfolio values from $8.0 billion at September 30, 2019, to $6.8 billion at March 31, 2020. TVA has not determined at this time whether additional contributions will be made to TVARS during 2020. Additionally, other post-retirement contributions related to the retiree health plans may be higher than previously assumed as a result of the COVID-19 pandemic increasing health care costs, but cannot be estimated at this time.

The ultimate impact of the COVID-19 pandemic on the pension plan and other post-retirement plans depends on factors beyond TVA’s knowledge or control, including the duration and severity of this outbreak, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region’s economy. Therefore, TVA currently cannot estimate the potential impact to the pension plan and other post-retirement plans at this time.

20.  Contingencies and Legal Proceedings

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

•
Within the Secondary Financial Protection level, the licensee of each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of approximately $138 million per reactor per incident. With TVA's seven reactors, the maximum total contingent obligation per incident is $963 million. This retrospective premium is payable at a maximum rate currently set at approximately $20 million per year per incident per reactor. Currently, 97 reactors are participating in the Secondary Financial Protection program.

In the event that a nuclear incident results in public liability claims, the primary level provided by ANI combined with the Secondary Financial Protection should provide up to approximately $13.8 billion in coverage.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At March 31, 2020, $3.2 billion, representing the discounted value of future estimated decommissioning costs, was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. Decommissioning costs studies are updated for each of TVA's nuclear units at least every five years.

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

Non-Nuclear Decommissioning.  The estimated future non-nuclear decommissioning ARO was $2.6 billion at March 31, 2020.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to costs of $124 million from 2020 to 2024, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of approximately $1.1 billion from 2020 to 2024 relating to TVA's CCR conversion program, as well as expenditures of approximately $238 million from 2020 to 2024 relating to compliance with Clean Water Act requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in contamination that TVA is addressing.  At March 31, 2020, and September 30, 2019, TVA's estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $12 million and $15 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

Potential Liability Associated with Workers' Exposure to CCR Materials. In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee certain aspects of the cleanup. After the cleanup was completed, Jacobs was sued in the United States District Court for the Eastern District of Tennessee ("Eastern District") by employees of a contractor involved in the cleanup and family members of some of the employees. The plaintiffs alleged that Jacobs had failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs alleged that exposure to the fly ash caused a variety of significant health issues and illnesses, including in some cases death. The case was split into two phases, with the first phase considering, among other issues, general causation and the second determining specific causation and damages. On November 7, 2018, a jury hearing the first phase returned a verdict in favor of the plaintiffs, including determinations that Jacobs failed to adhere to its contract with TVA or the Site Wide Safety and Health Plan in place; Jacobs failed to provide reasonable care to the plaintiffs; and Jacobs's failures were capable of causing a list of medical conditions, ranging from hypertension to cancer. On January 11, 2019, the Eastern District referred the parties to mediation. Mediation has concluded, but the parties did not resolve the matter. The litigation will now proceed to the second phase on the question of whether Jacobs's failures did in fact cause the plaintiffs' alleged injuries and damages.

On May 13, 2019, an additional group of contractor employees and family members filed suit against Jacobs in the Circuit Court for Roane County, Tennessee. These plaintiffs have raised similar claims to those being litigated in the case referenced above.

While TVA is not a party to either of these lawsuits, TVA could be contractually obligated to reimburse Jacobs for some amounts that Jacobs is required to pay. TVA will continue monitoring the litigation to determine whether these or similar cases could have broader implications for the utility industry. TVA does not expect any potential liability to have a material adverse impact on its results of operations or financial condition.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At March 31, 2020, TVA had accrued $13 million of probable losses with respect to Legal Proceedings, which is included in Other long-term liabilities. No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the Environmental Protection Agency ("EPA") and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"). Under the Environmental Agreements, TVA committed to, among other things, take actions regarding coal units that have been completed. TVA also agreed to invest $290 million in certain TVA environmental projects of which TVA had spent approximately $279 million as of March 31, 2020. In exchange for these commitments, most past claims against TVA based on alleged New Source Review and associated violations were waived and cannot be brought against TVA. Future claims, including those for sulfuric acid mist and GHG emissions, can still be brought against TVA.

The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the March 31, 2020, Consolidated Balance Sheets. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the

Environmental Agreements as regulatory assets, and they are included as such on the March 31, 2020, Consolidated Balance Sheets and will be recovered in rates in future periods.

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

Class Action Lawsuit Involving Kingston Fossil Plant. On November 7, 2019, a resident of Roane County, Tennessee, filed a proposed class action lawsuit against Jacobs and TVA in the Eastern District. The complaint alleges that the class representative and all other members of the proposed class were damaged as a result of the 2008 ash spill at Kingston and the resulting cleanup activities. The complaint alleges, among other things, that (1) TVA was negligent in its construction and operation of the Kingston CCR facility, (2) TVA and Jacobs failed to take proper measures to mitigate environmental and health risks during the cleanup response, and (3) TVA and Jacobs misled the community about health and environmental risks associated with exposure to coal fly ash. The complaint seeks monetary damages and injunctive relief in the form of an order requiring the defendants to establish a blood testing program and medical monitoring protocol and to remediate damage to the properties of the proposed class. On April 22, 2020, TVA moved to dismiss the complaint.

Case Involving Bull Run Fossil Plant. On February 5, 2020, two plaintiffs who reside near Bull Run filed suit against TVA in the Circuit Court for Anderson County, Tennessee, on behalf of themselves and their two minor children. The plaintiffs allege that they and their children were injured from direct exposures to CCR material originating from Bull Run and from second-hand exposures to coal ash through contact with a family member who worked at an undisclosed TVA facility. TVA removed the case to the Eastern District on March 5, 2020, and the plaintiffs filed an amended complaint in federal court on
March 12, 2020.

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

Case Involving Bellefonte Nuclear Plant. On November 30, 2018, Nuclear Development, LLC, filed suit against TVA in the Northern District. The plaintiff alleges that TVA breached its agreement to sell Bellefonte to the plaintiff. The plaintiff seeks, among other things, (1) an injunction requiring TVA to maintain Bellefonte and the associated NRC permits until the case is concluded, (2) an order compelling TVA to complete the sale of Bellefonte to the plaintiff, and (3) if the court does not order TVA to complete the sale, monetary damages in excess of $30 million. On December 26, 2018, Nuclear Development, LLC, and TVA filed a joint stipulation with the court. Under the stipulation, Nuclear Development, LLC, withdrew its request for an expedited hearing on its injunction in exchange for TVA's agreement to continue to maintain Bellefonte in accordance with the NRC permits and to give Nuclear Development, LLC, and the court five days prior notice of any filing by TVA to terminate the permits or sell the site. TVA filed a motion to dismiss the case on February 4, 2019. On May 15, 2019, the court denied TVA's motion. The case is scheduled to be ready for trial by August 2020.

21. Subsequent Events

Interest Rate Reset on Certain Bonds

TVA announced on April 29, 2020, that the coupon rate on the TVA 1998 Series D bonds (CUSIP number 880591300) will be reset from the current rate of 3.55 percent to the new rate of 2.13 percent on June 1, 2020. Beneficial owners of the bonds have the option of requesting repayment at par value in conjunction with the rate reset. As a result, TVA could be required to repurchase up to $273 million of bonds on June 1, 2020.

LPC Deferral Program

As of May 4, 2020, $1 million of credit support has been approved under the Public Power Support and Stabilization Program.

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

Executive Overview

TVA's net income for the three and six months ended March 31, 2020, was $255 million and $447 million, respectively, as compared with net income of $241 million and $664 million for the same periods of the prior year. As is often the case for electric utilities, weather is a primary driver of TVA's sales and revenue. Despite record-setting heat experienced during October 2019 and record-setting cold during November 2019, TVA's service territory experienced overall milder weather during the six months ended March 31, 2020. This overall milder weather drove lower energy sales. Similarly, revenue from sales of electricity decreased $372 million for the six months ended March 31, 2020, as compared to the same period of the prior year.
Depreciation and amortization expense increased $230 million for the six months ended March 31, 2020, as compared to the same period of the prior year. This increase was primarily due to accelerated depreciation from the retirement decisions at Bull Run Fossil Plant ("Bull Run") and Paradise Fossil Plant ("Paradise"). Fuel and purchased power expense decreased $171 million for the six months ended March 31, 2020, as compared to the same period of the prior year. This decrease was primarily due to lower energy sales, as well as lower effective fuel and purchased power rates and availability of lower cost TVA-owned generation. Operating and maintenance expense decreased $212 million for the six months ended March 31, 2020, as compared to the same period of the prior year. This was primarily driven by prior year recovery of the regulatory asset for environmental cleanup costs related to the Kingston ash spill.

In March 2020, the World Health Organization declared the outbreak of Coronavirus Disease 2019 ("COVID-19") a pandemic, which continues to spread throughout the United States. TVA is coordinating with local power company customers (“LPCs”) and partners to understand the impact to its service territory. During March 2020, the TVA Board approved the Public Power Support and Stabilization Program, offering up to $1.0 billion of credit support to provide temporary financial relief for its LPCs in the form of deferred payments of power bills under certain circumstances. Operations and delivery of energy to customers have not been materially impacted at this time. TVA continues to monitor the situation and will adjust its response as necessary to ensure reliable service while protecting the safety and health of its workforce and sustaining business operations.
The Tennessee Valley experienced significant rainfall during the second quarter of 2020, setting records for the wettest second quarter and the third wettest February in TVA’s history. Despite significant rainfall, runoff, and flooding during the period, TVA continued to generate low-cost hydroelectric power while meeting its river system commitments, including flood mitigation which prevented approximately $1.0 billion in damages across the Tennessee Valley.

TVA continues to maintain 99.999 percent reliability in delivering energy to its customers despite experiencing record-setting weather. TVA's reliability and economic development efforts continue to attract and encourage the expansion of business and industries in the Tennessee Valley, with over $6.1 billion in investments and more than 51,500 jobs created or retained through the second quarter of 2020.

Results of Operations

Sales of Electricity

The following chart compares TVA's sales of electricity for the three and six months ended March 31, 2020 and 2019:

Sales of Electricity
Three Months Ended March 31
(millions of kWh)

Sales of Electricity
Six Months Ended March 31
(millions of kWh)

The following charts show a breakdown of TVA's energy load by customer type:

Note
Information included in the charts above was derived from energy usage of directly served customers and customers served by LPCs over the previous 12 months.

Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit.

	Degree Days
	Variation from Normal						Variation from Prior Period
	2020	Normal	Percent Variation	2019	Normal	Percent Variation	Percent Change
Heating Degree Days
Three Months Ended March 31	1,456	1,870	(22.1)%	1,696	1,870	(9.3)%	(14.2)%
Six Months Ended March 31	2,734	3,159	(13.5)%	3,080	3,159	(2.5)%	(11.2)%

Cooling Degree Days
Three Months Ended March 31	24	9	166.7%	2	9	(77.8)%	1,100.0%
Six Months Ended March 31	114	52	119.2%	118	52	126.9%	(3.4)%

Total Degree Days
Three Months Ended March 31	1,480	1,879	(21.2)%	1,698	1,879	(9.6)%	(12.8)%
Six Months Ended March 31	2,848	3,211	(11.3)%	3,198	3,211	(0.4)%	(10.9)%

Sales of electricity decreased approximately two percent for the three months ended March 31, 2020, as compared to the same period of the prior year, primarily due to decreased sales volume for LPCs driven predominantly by a 13 percent decrease in total degree days. The Tennessee Valley's weather has averaged warmer than normal temperatures over this period, thereby reducing energy sales. Partially offsetting the decreased sales volume for LPCs, sales to industries directly served increased as TVA began supplying power to new customers in the data processing, hosting, and related services sector. TVA experienced a decrease in sales of electricity for the three months ended March 31, 2020 associated with the COVID-19 pandemic, and expects reductions in sales to continue for the remainder of 2020.

Sales of electricity decreased approximately three percent for the six months ended March 31, 2020, as compared to the same period of the prior year, primarily due to decreased sales volume for LPCs driven predominantly by an 11 percent decrease in total degree days. During October 2019, TVA recorded its third largest peak power demand for the month of October at 28,353 megawatts with a system average temperature of 97 degrees Fahrenheit. During November 2019, TVA recorded its highest peak power demand for the month of November at 27,722 megawatts with a system average temperature of 20 degrees Fahrenheit. Despite record-setting heat experienced during October 2019 and record-setting cold during November 2019, TVA's service territory experienced overall milder weather during the six months ended March 31, 2020.

Financial Results

The following table compares operating results for the three and six months ended March 31, 2020 and 2019:

Summary Consolidated Statements of Operations
	Three Months Ended March 31			Six Months Ended March 31
	2020	2019	Percent Change	2020	2019	Percent Change
Operating revenues	$2,521	$2,750	(8.3)%	$5,099	$5,475	(6.9)%
Operating expenses	1,914	2,158	(11.3)%	3,960	4,118	(3.8)%
Operating income	607	592	2.5%	1,139	1,357	(16.1)%
Other income (expense), net	(1)	14	(107.1)%	11	38	(71.1)%
Other net periodic benefit cost	62	65	(4.6)%	127	129	(1.6)%
Interest expense	289	300	(3.7)%	576	602	(4.3)%
Net income (loss)	$255	$241	5.8%	$447	$664	(32.7)%

Operating Revenues.  Operating revenues for the three and six months ended March 31, 2020 and 2019, consisted of the following:

Operating Revenues
Three Months Ended March 31

Operating Revenues
Six Months Ended March 31

TVA's current rate structure provides pricing signals intended to signal higher cost periods to serve its customers and capture a portion of TVA's fixed costs in fixed charges.  The structure includes three base revenue components: time of use demand charges, time of use energy charges, and a grid access charge ("GAC").  The demand charges are based upon the customer's peak monthly usage and increase as the peak increases. The energy charges are based on time differentiated kWh used by the customer.  Both of these components can be significantly impacted by weather. The GAC captures a portion of fixed costs and will be offset by a corresponding reduction to the energy rates.  The GAC also reduces the impact of weather variability to the overall rate structure.

Additionally, at its August 2019 meeting, the TVA Board approved a 20-year Partnership Agreement option that better aligns the length of LPC contracts with TVA's long-term commitments. Participating LPCs will receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of May 4, 2020, 139 LPCs had signed the 20-year Partnership Agreement with TVA.

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

The changes in revenue components for the three and six months ended March 31, 2020, compared to the three and six months ended March 31, 2019, are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended March 31			Six Months Ended March 31
	2020	2019	Change	2020	2019	Change
Base revenue
Energy revenue	$1,112	$1,235	$(123)	$2,179	$2,425	$(246)
Demand revenue	794	860	(66)	1,677	1,717	(40)
Grid access charge	149	64	85	299	129	170
Long-term partnership credits for LPCs	(36)	—	(36)	(70)	—	(70)
Other charges and credits(1)	(165)	(178)	13	(310)	(316)	6
Total base revenue	1,854	1,981	(127)	3,775	3,955	(180)
Fuel cost recovery	634	731	(97)	1,244	1,437	(193)
Off-system sales	1	—	1	2	1	1
Revenue from sales of electricity	2,489	2,712	(223)	5,021	5,393	(372)
Other revenue	32	38	(6)	78	82	(4)
Total operating revenues	$2,521	$2,750	$(229)	$5,099	$5,475	$(376)
Note
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and interruptible credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 16 — Revenue.

Operating revenues decreased $229 million for the three months ended March 31, 2020, as compared to the same period of the prior year, primarily due to a $127 million decrease in base revenue and a $97 million decrease in fuel cost recovery revenue. The $127 million decrease in base revenue was driven by a decrease of $43 million attributable to lower effective rates and a decrease of $84 million attributable to lower sales volume. Lower energy sales resulted primarily from milder weather for the Tennessee Valley service area during the three months ended March 31, 2020. The $97 million decrease in fuel cost recovery revenue was driven by an $81 million decrease attributable to lower fuel rates and a $16 million decrease attributable to lower energy sales during the quarter. TVA has experienced a decrease in base revenue for the three months ended March 31, 2020 associated with the COVID-19 pandemic and expects reductions in revenue to continue for the remainder of 2020.
Operating revenues decreased $376 million for the six months ended March 31, 2020, as compared to the same period of the prior year, primarily due to a $193 million decrease in fuel cost recovery revenue and a $180 million decrease in base revenue. The $193 million decrease in fuel cost recovery revenue was driven by a $150 million decrease attributable to lower fuel rates and a $43 million decrease attributable to lower energy sales. Lower energy sales resulted primarily from overall milder weather for the Tennessee Valley service area during the six months ended March 31, 2020, despite record-setting heat in October 2019 and record-setting cold in November 2019. The $180 million decrease in base revenue was driven by a decrease of $84 million attributable to lower effective rates and a decrease of $96 million attributable to lower sales volume during the quarter.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three and six months ended March 31, 2020 and 2019, consisted of the following:

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

The following table shows TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Three Months Ended March 31
	2020		2019
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	3,762	10%	5,717	15%	(1,955)	(34)%
Nuclear	16,801	44%	16,642	43%	159	1%
Hydroelectric	4,941	13%	4,850	12%	91	2%
Natural gas and/or oil-fired	8,007	21%	6,950	18%	1,057	15%
Total TVA-operated generation facilities(1)	33,511	88%	34,159	88%	(648)	(2)%
Purchased power (non-renewable)(2)	2,251	6%	2,428	6%	(177)	(7)%
Purchased power (renewable)(3)	2,349	6%	2,212	6%	137	6%
Total purchased power	4,600	12%	4,640	12%	(40)	(1)%
Total power supply	38,111	100%	38,799	100%	(688)	(2)%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Includes generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 1,114 million kWh and 976 million kWh for the three months ended March 31, 2020 and 2019, respectively.
(3) Includes purchased power from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

Fuel
Fuel expense decreased $72 million for the three months ended March 31, 2020, as compared to the same period of the prior year. This decrease was primarily due to lower effective fuel rates of $64 million, resulting from lower natural gas prices. A decrease in total degree days reduced demand for power generation, contributing to a reduction in volume of $8 million.

Purchased Power
Purchased power expense decreased $3 million for the three months ended March 31, 2020, as compared to the same period of the prior year. This was primarily due to a decrease in volume of $2 million and a decrease of $1 million in fuel rate recovery.

Operating and Maintenance
Operating and maintenance expense decreased $156 million for the three months ended March 31, 2020, as compared to the same period of the prior year. This was primarily driven by a decrease of $130 million of project write-offs and materials and supplies inventory reserves and write-offs related to the retirement of Bull Run and Paradise. Additionally, $65 million of prior year recovery of the regulatory asset for Environmental cleanup costs related to the Kingston ash spill contributed to the decrease. Partially offsetting these decreases was an increase in planned nuclear outage days which increased the expense by $16 million and $33 million of increased payroll and benefit costs due to labor escalation for cost of living increases.

Depreciation and Amortization
Depreciation and amortization expense decreased $9 million for the three months ended March 31, 2020, as compared to the same period of the prior year.  This was primarily driven by a net decrease in depreciation expense of $20 million related to the decision in the second quarter of 2019 to accelerate the retirements of Bull Run and Paradise. Partially offsetting this decrease was a $6 million increase in amortization expense of non-nuclear decommissioning costs recovered in rates. The remaining variance is primarily due to depreciation of additions to Completed plant.

Tax Equivalents
Tax equivalents expense decreased $4 million for the three months ended March 31, 2020, as compared to the same period of the prior year. The change is primarily driven by a decrease in the tax equivalents collected in the fuel rate recovery.

Six Months Ended March 31, 2020, Compared to Six Months Ended March 31, 2019

The following table shows TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Six Months Ended March 31
	2020		2019
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	8,932	12%	12,197	16%	(3,265)	(27)%
Nuclear	32,517	43%	30,452	39%	2,065	7%
Hydroelectric	8,596	11%	9,659	12%	(1,063)	(11)%
Natural gas and/or oil-fired	15,862	21%	13,561	18%	2,301	17%
Total TVA-operated generation facilities(1)	65,907	87%	65,869	85%	38	—%
Purchased power (non-renewable)(2)	5,205	7%	7,446	10%	(2,241)	(30)%
Purchased power (renewable)(3)	4,299	6%	4,121	5%	178	4%
Total purchased power	9,504	13%	11,567	15%	(2,063)	(18)%
Total power supply	75,411	100%	77,436	100%	(2,025)	(3)%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Includes generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 1,919 million kWh and 2,005 million kWh for the six months ended March 31, 2020 and 2019, respectively.
(3) Includes purchased power from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

Fuel
Fuel expense decreased $90 million for the six months ended March 31, 2020, as compared to the same period of the prior year. Lower effective fuel rates contributed $121 million to the decrease, resulting from lower natural gas prices and increased availability of nuclear fuel. Partially offsetting this decrease was an increase of $31 million driven by variances in fuel rate recovery.

Purchased Power
Purchased power expense decreased $81 million for the six months ended March 31, 2020, as compared to the same period of the prior year. This was primarily due to a decrease in volume of $96 million as a result of milder weather and more availability of lower cost TVA owned generation in the current year. Lower effective purchased power rates contributed an additional $4 million to the decrease. Partially offsetting these decreases was an increase of $19 million in fuel rate recovery.

Operating and Maintenance
Operating and maintenance expense decreased $212 million for the six months ended March 31, 2020, as compared to the same period of the prior year. This was primarily driven by a decrease of $126 million of project write-offs and materials and supplies inventory reserves and write-offs related to the retirement of Bull Run and Paradise. Additionally, $130 million of recovery in the prior year of the regulatory asset for Environmental cleanup costs related to the Kingston ash spill contributed to the decrease. Partially offsetting these decreases was an increase of $15 million related to TVA's capital spare program and $49 million of increased payroll and benefit costs due to labor escalation for cost of living increases.

Depreciation and Amortization
Depreciation and amortization expense increased $230 million for the six months ended March 31, 2020, as compared to the same period of the prior year.  This was primarily driven by an increase in accelerated depreciation expense of $206 million related to the decision in the second quarter of 2019 to accelerate the retirements of Bull Run and Paradise. In addition, there was a $13 million increase in amortization expense of non-nuclear decommissioning costs recovered in rates. The remaining variance is primarily due to depreciation of additions to Completed plant.

Tax Equivalents
Tax equivalents expense decreased $5 million for the six months ended March 31, 2020, as compared to the same period of the prior year. The change is primarily driven by a decrease in the tax equivalents collected in the fuel rate recovery.

Interest Expense.  Interest expense and interest rates for the three and six months ended March 31, 2020 and 2019, were as follows:

Interest Expense and Rates(4)
	Three Months Ended March 31			Six Months Ended March 31
	2020	2019	Percent Change	2020	2019	Percent Change
Interest expense(1)	$289	$300	(3.7)%	$576	$602	(4.3)%

Average blended debt balance(2)	21,846	23,561	(7.3)%	22,038	23,615	(6.7)%

Average blended interest rate(3)	5.11%	4.88%	4.7%	5.08%	4.88%	4.1%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of VIE, and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.
(4) There were no Allowance for Funds Used During Construction amounts for the periods shown above.

Total interest expense decreased $11 million for the three months ended March 31, 2020, as compared to the same period of the prior year.  This was driven by a decrease of $14 million in interest expense due primarily to lower average debt balances.

Total interest expense decreased $26 million for the six months ended March 31, 2020, as compared to the same period of the prior year.  This was driven by a decrease of $23 million in interest expense due primarily to lower average debt balances.

Other Income (Expense), Net. During the three months ended March 31, 2020, Other income (expense), net decreased $15 million as compared to the same period of the prior year, primarily driven by $12 million of unrealized losses on the SERP and DCP investments as a result of recent higher volatility in the financial markets associated with the COVID-19 pandemic.

During the six months ended March 31, 2020, Other income (expense), net decreased $27 million, primarily driven by $21 million of other income in 2019 related to a deposit liability received by TVA as a down payment on the sale of Bellefonte Nuclear Plant ("Bellefonte"). The purchaser, Nuclear Development, LLC, failed to fulfill the requirements of the sales contract with respect to obtaining Nuclear Regulatory Commission ("NRC") approval of the transfer of required nuclear licenses and payment of the remainder of the selling price before the November 30, 2018, closing date. See Note 20 — Contingencies and Legal Proceedings — Legal Proceedings for a discussion of the lawsuit filed by Nuclear Development, LLC. Additionally, during the six months ended March 31, 2020, TVA experienced $10 million of unrealized losses on the SERP and DCP investments as a result of recent higher volatility in the financial markets associated with the COVID-19 pandemic.

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

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at March 31, 2020, were $21.1 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below, Note 6 — Leases, and Note 9 — Variable Interest Entities), could provide supplementary funding if needed. Currently, TVA believes that it has adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade through a combination of Bonds, additional power revenues through power rate increases, cost reductions, or other ways. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

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

Due to recent higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its target balance of Cash and cash equivalents in March 2020 by $500 million through discount note issuances. TVA has maintained continued debt market access since the outbreak of the pandemic. TVA also successfully funded the maturity of $1.0 billion of power bonds in March 2020 with cash from operations and proceeds from the issuance of discount notes. TVA's next material power bond maturity of $1.5 billion is in February 2021.

In response to the COVID-19 pandemic, the TVA Board approved the Public Power Support and Stabilization Program, which includes alternative wholesale payment arrangements for LPCs, on March 25, 2020. Under these arrangements, TVA is offering up to $1.0 billion of credit support to LPCs, who demonstrate the need for temporary financial relief, through the deferral of a portion of LPCs' wholesale power payments owed to TVA. The program requires LPCs to apply for the deferral, which is subject to approval by TVA. If approved, TVA will establish a repayment schedule based on the LPC's need, not to exceed two years, and an initial repayment date will be approved by TVA no later than December 31, 2020. These actions continue to show TVA's commitment to support the financial integrity of LPCs during challenging economic conditions caused by the COVID-19 pandemic.

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At March 31, 2020, the average maturity of long-term power bonds was 16.40 years, and the average interest rate was 4.78 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at March 31, 2020. TVA also had secured notes outstanding at March 31, 2020 that were assumed in a prior year asset acquisition. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowing Table
	At March 31, 2020	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020	At March 31, 2019	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount Notes	$1,875	$810	$789	$1,618	$1,874	$1,937
Maximum Month-End Gross Amount Outstanding (During Period)
Discount Notes	N/A	1,875	1,875	N/A	$2,192	$2,390
Weighted Average Interest Rate
Discount Notes	0.400%	1.150%	1.420%	2.410%	2.370%	2.320%

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

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash were $858 million at March 31, 2020, compared to $323 million at March 31, 2019. A summary of cash flow components for the six months ended March 31, 2020 and 2019, follows:

    Cash provided by (used in):
Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

Net cash flows provided by operating activities increased $123 million for the six months ended March 31, 2020, as compared to the same period of the prior year. The increase is due to lower fuel and purchased power payments as a result of milder weather and more availability of lower cost TVA owned generation in the current year. This increase is partially offset by lower revenue collections due to decreased revenue from sales of electricity, as a result of overall milder weather and long-term partnership credits for LPCs.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities decreased $30 million for the six months ended March 31, 2020, as compared to the same period of the prior year driven by the completion of the Browns Ferry extended power uprate in the prior year.  This decrease was partially offset by an increase in expenditures for the Boone Dam and Pickwick South Embankment Remediation projects and increases in nuclear fuel expenditures.  Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

Net cash used in financing activities decreased $382 million for the six months ended March 31, 2020, as compared to the same period of the prior year driven by the increase in discount note issuances to fund power bond maturities and to increase the Cash and cash equivalents target balance by $500 million due to higher recent volatility in the financial markets associated with the COVID-19 pandemic.

As a result of certain commercial and industrial customers curtailing operations in response to the COVID-19 pandemic, TVA experienced decreases in base revenue for the three months ended March 31, 2020. TVA currently anticipates base revenue to be lower than plan by between $300 million and $500 million for the remainder of 2020. Due to these expected reductions in revenue associated with the COVID-19 pandemic, TVA is implementing various cost savings initiatives such as deferring certain capital project expenses, prioritizing certain capital projects, and decreasing discretionary spending. TVA may also experience an increase in interest cost, fuel cost, and other additional operating costs. The ultimate impact of the COVID-19 pandemic on TVA's financial condition depends on factors beyond TVA’s knowledge or control, including the duration and severity of this outbreak, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region’s economy.

Contractual Obligations
TVA has obligations and commitments to make future payments under certain contracts. During the six months ended March 31, 2020, there were no material changes in TVA's contractual obligations outside of the ordinary course of business. TVA's contractual obligations are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 21 — Benefit Plans of the Notes to Consolidated Financial Statements in the Annual Report.

Key Initiatives and Challenges

Coronavirus Pandemic

In December 2019, a novel strain of coronavirus was reported in China. As this strain continued to spread across the globe, the World Health Organization declared the outbreak of the 2019 novel coronavirus a pandemic on March 11, 2020. TVA has performed risk analyses across the company to determine potential impacts and monitor performance throughout the situation. TVA has implemented a company-wide pandemic plan to address specific aspects of the COVID-19 pandemic, including limiting business related travel and encouraging working remotely when possible. TVA continues to implement strong physical and cybersecurity measures to ensure that systems remain functional to keep employees, customers, and communities safe and enable TVA to continue achieving its mission to serve the people of the Valley.

Further, in response to enhanced public health guidance from federal and state authorities, TVA has closed certain recreation areas including water recreation facilities, campgrounds, visitor centers, and trails to slow the spread of the virus. These closures will continue indefinitely until it is safe to resume full operations.

In addition to measures to protect its workforce, stakeholders, and critical operations, TVA is actively monitoring generation, transmission, and distribution functions. Operations and delivery of energy to customers have not been materially impacted. Certain commercial and industrial customers have curtailed operations in response to COVID-19 pandemic social distancing standards and economic uncertainty. Therefore, TVA is experiencing decreased energy demand in those sectors. Due to expected reductions in TVA's revenue for the remainder of 2020 associated with this decreased energy demand, TVA is implementing various cost savings initiatives such as deferring certain capital project expenses, prioritizing certain capital projects, and decreasing discretionary spending.

TVA has developed initial internal forecasts based on a range of external data sources in an effort to estimate the impact of the COVID-19 pandemic on its operations. The model inputs include external projections of gross domestic and gross regional products, unemployment rates, pandemic duration, business and social responses to the disease, and other factors to forecast the impact on TVA energy demand and revenues. Based on initial forecasts of early data, TVA anticipates base revenue to be lower than plan by between $300 million and $500 million for the remainder of 2020. However, estimates of each of these factors are constantly changing as the pandemic situation evolves and projections are refined. As such, TVA’s estimate of the impact to its financial position, results of operations, and cash flows will be evolving over the remainder of the year and could differ materially from TVA's initial forecasts based on early data.

TVA is also assessing potential supplier performance risks, including procurement of fuel, parts, and services. If suppliers are unable to perform under TVA's existing contracts or if TVA is unable to obtain similar services from other vendors, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. At this time, TVA has not identified any specific issues related to supplier performance in the near term. Certain planned outages at generating facilities and construction projects may be delayed based on availability of contractors and supplies.

The COVID-19 pandemic has created economic uncertainty for TVA’s LPCs and the communities they serve. To support LPCs and strengthen the public power response to the COVID-19 pandemic, TVA announced initiatives to enable and support LPCs in taking timely, local action. TVA first provided regulatory flexibility for LPCs to halt disconnection of services and respond to the local needs of their customers and communities. On March 25, 2020, the TVA Board approved the Public Power Support and Stabilization Program, which includes alternative wholesale payment arrangements for LPCs. TVA is offering up to $1.0 billion of credit support to LPCs who demonstrate the need for temporary financial relief, through the deferral of a portion of LPCs' wholesale power payments owed to TVA.  The program requires LPCs to apply for the deferral, which is subject to approval by TVA.  If approved, TVA will establish a repayment schedule based on the LPC’s need, not to exceed two years, and an initial repayment date will be approved by TVA no later than December 31, 2020.  As of May 4, 2020, $1 million of credit support has been approved under the Public Power Support and Stabilization Program. Additionally, TVA created the Back-to-Business credit program that will enable TVA and LPCs to provide relief to certain large customers affected by the COVID-19 pandemic by providing certain credits when returning to operations. TVA is also partnering with LPCs by providing $2 million in matching funds to support local initiatives that address hardships created by the COVID-19 pandemic. These actions continue to show TVA's commitment to support the financial integrity of LPCs along with communities and customers across the Valley during these challenging economic conditions caused by the COVID-19 pandemic.

The COVID-19 pandemic is a rapidly evolving situation that may lead to extended disruption of economic activity and an adverse impact on TVA's results of operations. TVA is closely monitoring developments and will continue adjusting its response as necessary to ensure reliable service while protecting the safety and health of its workforce. Despite TVA’s efforts to manage the effects of the COVID-19 pandemic, their ultimate impact also depends on factors beyond TVA’s knowledge or control, including the duration and severity of this outbreak, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region’s economy.

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

In May 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as they enter the market. As of March 31, 2020, TVA had spent $102 million on installation of the fiber optic lines and expects to spend an additional $198 million to complete the project.

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

Renewable Power Purchase Agreements.  In order to meet customer preferences and requirements for cleaner energy, TVA entered into certain power purchase agreements ("PPAs") with renewable resource providers during 2019.  These agreements are the latest to stem from TVA's 2017 request for proposals for renewable energy.  In 2019, TVA signed four solar PPAs for 674 megawatts ("MW") of solar generation at sites in Tennessee and Alabama.  These four solar projects are expected to come online in 2021.  During 2020, as a result of TVA’s 2019 request for proposals for renewable energy, TVA signed six additional PPAs for 661 MW of solar generation with 50 MW of battery storage expected to come online in 2022. TVA will procure the renewable energy and sell the resulting Renewable Energy Certificates to specific customers, allowing TVA to increase its renewable energy portfolio without additional costs to other Valley customers.  These agreements help to align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy.

Further, TVA issued another request for proposal during the second quarter of 2020 for up to 200 MW of new renewable energy. The ultimate volume contracted will align to TVA customers' demand for renewable energy, allowing TVA to increase its renewable energy portfolio without additional costs to other Valley customers. TVA anticipates making selections during the fourth quarter of 2020.

Renewable Power Solutions. During its February 2019 meeting, the TVA Board approved new renewable power solutions, including a utility-scale option and a mid-scale option, that better equip TVA and LPCs with the flexibility to meet changing end-use customer needs. The utility-scale option, which aggregates demand through a competitive procurement process, is implemented by a renewable investment agreement through TVA's Green Invest Program. TVA may also construct its own renewable facilities to meet these needs. The mid-scale option, also known as the Flexibility Research Project, is a joint project with LPCs to enable solutions for situations where the end-use consumer needs onsite renewable or distributed generation. This project will allow TVA to gain market knowledge and operational insights.

Natural Resource Plan

TVA is updating its Natural Resource Plan ("NRP"), which was completed in 2011 to guide TVA's management of the public lands and waters within its seven-state service area. TVA remains committed to a balanced management approach and is considering changes to the NRP that include objectives and programs for each focus area and a flexible approach for long-term planning. These changes align with TVA's mission and will help TVA be better equipped to prioritize funding plans and create efficiencies in business planning and stewardship project implementation. During 2019, TVA hosted public meetings around the Valley and released the draft NRP and the associated Supplemental Environmental Impact Statement ("SEIS") for public review and comment. TVA published the final SEIS and 2020 NRP in February 2020, and intends to present them to the TVA Board at its May 2020 meeting for approval.

Strategic Financial Plan

In 2019, the TVA Board approved an annual budget that reflects the first year of a new Strategic Financial Plan. The Strategic Financial Plan, which extends from 2020 through 2030, is flexible in aligning customer preferences and TVA's mission while at the same time establishing a long-term forecast of financial results. Key focus areas of the Strategic Financial Plan include maintaining rates as low as feasible, establishing better alignment between the length of LPC contracts and TVA's long-term commitments, stabilizing debt in an $18.0 billion to $20.0 billion range, assuming 100 percent long-term partner participation, maintaining a cash balance of $300 million, and pursuing operational efficiencies. As TVA executes the plan, key assumptions and performance may change estimated debt and cash balances. Due to recent higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its target balance of Cash and cash equivalents in March 2020 by $500 million through short-term discount note issuances.

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

Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. The revised hydrology models were reviewed and approved by the NRC for Watts Bar Units 1 and 2. However, TVA identified an error in the modeling that will require the models for Watts Bar Units 1 and 2 to be resubmitted. TVA plans to resubmit models for Watts Bar Units 1 and 2 during the third quarter of 2020.  In addition, TVA submitted models for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2 on January 14, 2020.  TVA will subsequently address conditions at Browns Ferry as needed.  TVA is deferring the decision on the need for additional modifications until after the modeling work is complete.
As of March 31, 2020, TVA had spent $153 million on the modifications and improvements related to extreme flooding preparedness and expects to spend up to an additional $27 million to complete the modifications.

NRC Seismic Assessments. In 2014, the NRC notified licensees of nuclear power reactors in the central and eastern U.S. of the results of seismic hazard screening and prioritization evaluations performed by unit owners and reviewed by the NRC staff. Because the seismic hazards for Browns Ferry, Sequoyah, and Watts Bar had increases in seismic parameters beyond the technical information available when the plants were designed and licensed, TVA must conduct seismic risk evaluations for these plants. TVA completed the risk evaluation for Watts Bar and submitted it to the NRC in 2017; the evaluation concluded that no additional actions were required. The NRC completed its review of the Watts Bar evaluation in 2018 and concluded that no further response or regulatory actions were required. The evaluation for Sequoyah was submitted on October 18, 2019 and the evaluation for Browns Ferry was submitted on December 17, 2019. TVA anticipates the NRC will complete its review this year.
Mitigation of Beyond-Design-Basis Events.  NRC rulemaking has been developed to codify the requirements promulgated by orders related to beyond-design-basis flooding and seismic events discussed above. The NRC Commissioners approved the final rule in 2019.  TVA plans to implement requirements for Sequoyah and Watts Bar by 2022 and for Browns Ferry by 2023.  A gap review of the revised rule has been performed, and no new gaps to compliance were identified.  Actions to complete flood and seismic assessments are still ongoing. See Extreme Flooding Preparedness and NRC Seismic Assessments above.
Work Environment at Nuclear Plants. In March 2016, the NRC issued a Chilling Effect Letter ("CEL") to TVA regarding work environment concerns identified at Watts Bar. In the mid-cycle assessment letter issued in June 2018, the NRC issued a Cross Cutting Issue in safety conscious work environment ("CCI") and outlined the closure criteria for both the CEL and CCI.  In October 2019, TVA informed the NRC of its CEL and CCI closure criteria readiness, and the NRC completed its inspection, resulting in no findings with progress noted as documented in its December 2019 inspection report.  In March 2020, the NRC issued its Annual Assessment Letter for Watts Bar noting TVA’s progress in addressing the CEL and CCI while stating that the NRC continues to monitor TVA’s activities as they deliberate on the appropriate time to close the CEL and CCI.

Apparent Violations of NRC Regulations. On March 2, 2020, the NRC issued a letter to TVA identifying four apparent violations of NRC regulations that prohibit licensees from retaliating against employees for their having raised protected nuclear safety concerns. On March 9, 2020, the NRC issued a letter to TVA identifying twelve apparent violations of NRC regulations: six relating to operational activities and six relating to NRC regulations governing the completeness and accuracy of information. TVA is evaluating these matters in accordance with its processes and will have an opportunity to discuss these matters with the NRC at pre-decision enforcement conferences before the NRC makes final enforcement decisions. Although TVA cannot predict the final outcome of these matters, it is reasonably possible that the NRC may direct TVA to change certain aspects of its operations and/or impose civil penalties on TVA.  TVA does not expect any such penalties to have a material adverse impact on its results of operations or financial condition.

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

Extended Power Uprate. TVA has undertaken an extended power uprate ("EPU") project at Browns Ferry to increase the amount of electrical generation capacity of its reactors. The license for each reactor was amended to allow reactor operation at the higher power level. The Browns Ferry EPU license amendments were approved by the NRC in 2017, following a nearly two-year review.

The project involved extensive engineering analyses and modification and replacement of certain existing plant components to enable the units to produce the additional power requested by the license amendments. The project's total cost will be approximately $475 million. Physical work on all units was completed in 2019. The generating capacity is expected to increase by an estimated 465 MW that must be validated through operation of all units for four seasons and completion of additional testing. TVA is currently operating and testing the units through the required period to complete the validation of the increased generating capacity.

Plant Closures.  Results of assessments performed at Paradise and Bull Run were presented to the TVA Board at its February 2019 meeting. The TVA Board approved the retirement of Paradise Unit 3 by December 2020 and Bull Run by December 2023. Subsequent to the TVA Board approval, TVA determined that Paradise would not be restarted after January 2020 due to the plant's material condition. Paradise Fossil Plant Unit 3 was taken offline on February 1, 2020, effectively retiring the plant. See Note 5 — Plant Closures.

Optimum Energy Portfolio. TVA must continuously evaluate all generating assets to ensure an optimum energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley.  During its August 2019 meeting, the TVA Board approved the Integrated Resource Plan, which included plans to assess performance of all generating assets.  These assessments consider material condition, plant performance, system flexibility needs, environmental impacts, grid support, and other factors.  TVA is currently performing these assessments and will provide the findings to the TVA Board to inform long-term planning of its generating assets.  In addition, TVA is also considering plans for additional generating facilities to support flexible resources and renewable portfolio options.

    Coal Combustion Residuals Facilities. TVA has committed to a programmatic approach for the elimination of wet storage of coal combustion residuals ("CCR") within the TVA service area. Under this program ("CCR Conversion Program"), TVA is converting all operational coal-fired plants to dry CCR storage and closing all wet storage facilities.

Dry generation and dewatering projects. Conversion of coal plant CCR wet processes to dry generation or dewatering is complete at Bull Run, Shawnee, and Kingston Fossil Plant ("Kingston"). Construction at Gallatin Fossil Plant ("Gallatin") was completed during the first quarter of 2020. Construction is underway at Cumberland Fossil Plant ("Cumberland") and is scheduled for completion in late 2020. Fly ash and gypsum conversion projects at Paradise were completed in 2019.

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

Groundwater monitoring. Compliance with the Environmental Protection Agency's ("EPA's") CCR rule ("CCR Rule") as well as other requirements will require additional engineering and analysis as well as implementation of a comprehensive groundwater monitoring program. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation and/or remediation. TVA expects to continue to evaluate and update these cost estimates.

In compliance with the CCR Rule, TVA published the results of additional groundwater testing at TVA's CCR facilities on March 1, 2019. The results included values above groundwater protection standards for some constituents at several CCR units. Accordingly, TVA will have to cease sending CCR and non-CCR wastestreams to any impacted unlined CCR surface impoundments no later than October 31, 2020 (and potentially earlier due to location demonstration results) and initiate additional corrective actions for groundwater. The EPA has proposed a rule revision that would change the deadline to cease sending CCR and non-CCR wastestreams to unlined CCR impoundments and to initiate closure by August 31, 2020. The proposed rule also allows for extensions based on meeting certain criteria. TVA evaluated and published Assessment of Corrective Measures reports to its CCR website in August 2019. TVA is continuing to publish periodic reports on additional groundwater testing at its CCR facilities; the latest report was published on February 28, 2020. In addition, TVA has been and will continue posting semi-annual progress reports on the status of remedy selection.

As of March 31, 2020, TVA had spent approximately $1.9 billion on its CCR Conversion Program. TVA expects to spend an additional $1.1 billion on the CCR Conversion Program through 2024. These estimates may change depending on the final closure method selected for each facility. Once the CCR Conversion Program is completed, TVA will continue to undertake certain CCR projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

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

In October 2019, the Tennessee Department of Environment and Conservation ("TDEC") released amendments to its regulations which govern solid waste disposal facilities, including TVA's active CCR facilities covered by a solid waste disposal permit and those which closed pursuant to a TDEC approved closure plan. Such facilities are generally subject to a 30-year post-closure care period during which the owner or operator must undertake certain activities, including monitoring and maintaining the facility. The amendments will, among other things, add an additional 50-year period after the end of the post-

closure care period, require TVA to submit recommendations as to what activities must be performed during this 50-year period to protect human health and the environment, and require TVA to submit revised closure plans every 10 years.

Potential Liability Associated with Workers' Exposure to CCR Materials. In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee certain aspects of the cleanup. After the cleanup was completed, Jacobs was sued in the United States District Court for the Eastern District of Tennessee ("Eastern District") by employees of a contractor involved in the cleanup and family members of some of the employees.  The plaintiffs alleged that Jacobs had failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs alleged that exposure to the fly ash caused a variety of significant health issues and illnesses, including in some cases death. The case was split into two phases, with the first phase considering, among other issues, general causation and the second determining specific causation and damages. In 2018, a jury hearing the first phase returned a verdict in favor of the plaintiffs, including determinations that Jacobs failed to adhere to its contract with TVA or the Site Wide Safety and Health Plan in place; Jacobs failed to provide reasonable care to the plaintiffs; and Jacobs's failures were capable of causing a list of medical conditions, ranging from hypertension to cancer. In 2019, the district court referred the parties to mediation. Mediation has concluded, but the parties did not resolve the matter. The litigation will now proceed.

Further in 2019, an additional group of contractor employees and family members filed suit against Jacobs in the Circuit Court for Roane County, Tennessee. These plaintiffs have raised similar claims to those being litigated in the case referenced above.

While TVA is not a party to either of these lawsuits, TVA could be contractually obligated to reimburse Jacobs for some amounts that Jacobs is required to pay. TVA will continue monitoring the litigation to determine whether these or similar cases could have broader implications for the utility industry. TVA does not expect any potential liability to have a material adverse impact on its results of operations or financial condition. See Note 20 — Contingencies and Legal Proceedings — Contingencies.

River Management. Rainfall and runoff in the Tennessee Valley through the second quarter of 2020 were 166 percent and 174 percent of normal, respectively. Above normal rainfall and runoff have continued to help TVA meet its river system commitments, including managing minimum river flows for navigation, generating low-cost hydroelectric power, maintaining water quality and water supply, and providing recreational opportunities for the Tennessee Valley.  In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy.  Significant flooding occurred in portions of the Tennessee Valley during February 2020 after receiving 10.0 inches of rainfall, which was 223 percent of normal for the month and the third wettest February on record. Although many locations along the Tennessee River reached or exceeded flood stage, TVA's efforts, including storing water in large tributary reservoirs, accounted for approximately $1.0 billion in avoided damages in areas such as Chattanooga, Tennessee. Further, the second quarter of 2020 was the wettest second quarter on record with 24.6 inches of rainfall received. Rainfall and runoff in the Tennessee Valley during the second quarter of 2020 were 177 percent and 182 percent of normal, respectively.

Small Modular Reactors.  In 2015, DOE entered into an Interagency Agreement with TVA to fund 50 percent of site characterization activities and the development of an Early Site Permit Application ("ESPA") for a generic small modular reactor ("SMR"). The ESPA is based on the potential construction and operation of two or more SMR units at TVA's Clinch River Site in Oak Ridge, Tennessee. TVA submitted the ESPA for review by the NRC in 2016.  NRC staff concluded their environmental review and issued a final environmental impact statement in April 2019, followed by the conclusion of the safety review and issuance of a final safety evaluation report in June 2019.  The Commission held the statutorily required mandatory hearing for the ESPA in August 2019, and the permit was issued by the NRC in December 2019. The permit is valid through 2039 and therefore provides TVA a great deal of flexibility to make new nuclear decisions based on energy needs and economic factors.

TVA is in the process of evaluating new nuclear technology options and potential deployment scenarios.  To assist in the evaluation of SMRs, TVA has entered into memorandums of understanding with Oak Ridge National Laboratory and the University of Tennessee. These partnerships allow for collaboration, exploring highly efficient advanced reactor designs as a next-generation nuclear technology while leveraging advanced modeling and simulation tools to assist in determining the feasibility of SMRs. Any decision to construct an SMR would require approval by the TVA Board and the NRC. As of March 31, 2020, TVA had spent $77 million on work regarding SMRs, including work to complete the ESPA for the Clinch River Site, of which the DOE reimbursed TVA $24 million.  Additional expenditures will be determined based on future project development.

System Operations Center. A new system operations center has been approved for $255 million. The new secured facility is being built to accommodate a new energy management system and to adapt to new regulatory requirements.  The facility is expected to be constructed by 2022 and fully operational by 2024. As of March 31, 2020, TVA had spent approximately $19 million on the project and expects to spend an additional $236 million.

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

Boone Dam Remediation. In 2015, a sinkhole was discovered near the base of the earthen embankment at Boone Dam, and a small amount of water and sediment was found seeping from the river bank below the dam. TVA identified underground pathways contributing to the seepage and prepared a plan to repair the dam, which consists of the construction of a composite seepage barrier wall in the dam's earthen embankment. TVA has completed grouting and construction of an upstream and downstream buttress. Installation of the concrete cut-off wall elements is in process.

As design and construction plans are finalized, the estimated cost and duration continue to be refined. As of March 31, 2020, TVA had spent $216 million related to this project and expects to spend an additional $240 million through 2023. TVA expects the reservoir to return to normal operations in 2022 and is continuing to work with the community to help mitigate local impacts of the extended drawdown.

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

TVA is upgrading the south embankment by constructing berms on the upstream and downstream slopes. The design phase of the project began in 2017 and is now completed. Construction began in the spring of 2019, and the project is currently estimated to be completed in two years, but could take longer depending on successful construction sequencing.  As of March 31, 2020, TVA had spent $111 million related to this project and expects to spend an additional $37 million through 2022.

Real Estate Portfolio

TVA continues to study its real estate portfolio for the purpose of aligning its real estate holdings with TVA's strategic direction. A comprehensive assessment of its real estate portfolio has been completed. TVA will continue to develop and implement a strategy aimed at reducing cost and right-sizing its portfolio as part of the effort.

Knoxville Property. In 2016, TVA completed a comprehensive assessment of its real estate holdings in the Knoxville, Tennessee region including the Knoxville Office Complex ("KOC") and adjacent Summer Place Complex ("SPC"). As a result of this study and a subsequent Environmental Assessment in 2017, TVA has consolidated its Knoxville area employees into the West Tower of the KOC and the Greenway Drive Transmission Service Center, and is completing the centralized field offices in Norris, Tennessee. As part of this consolidation effort, TVA has approved the conveyance of the SPC and the East Tower of the KOC. TVA expects to convey the KOC by the end of 2020.

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

The primary impact of these proposed regulations for TVA is on the operation of existing coal-fired generation facilities. The proposed revised ELGs could impact long-term investment decisions being made relative to the long-term compliance and operability of these plants. The proposed revisions may require TVA to install additional wastewater treatment systems for FGD wastewater and bottom ash transport water, and TVA could incur substantial costs to comply with the new rule. TVA currently has three plants with wet scrubbers that may be subject to new scrubber-related limits, the largest being Cumberland. Bull Run is exempt from the imposition of new scrubber-related limits due to the pending retirement of the plant prior to the regulatory deadline. The proposed revision also includes a subcategory for which Cumberland would qualify that provides TVA greater flexibility in meeting the ELGs. However, given that these are proposed rules, it is unclear as to the nature of the final impact to TVA.

Allen Groundwater Investigation.  The CCR Rule required TVA to implement a comprehensive groundwater monitoring program at units subject to the rule. As a result of this groundwater monitoring program, TVA reported to TDEC in 2017 elevated levels of arsenic, lead, and fluoride in groundwater samples collected from two shallow-aquifer groundwater monitoring wells around the Allen East Ash Disposal Area. TVA, under the oversight of TDEC, conducted a remedial investigation into the nature and extent of the contamination. In 2018, TVA submitted a draft Remedial Investigation Report to TDEC which was revised after discussions with TDEC and additional investigation. TVA submitted the Final Updated Remedial Investigation Report to TDEC in 2019.

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

TDEC approved TVA's Remedial Investigation/Interim Response Action Groundwater Monitoring Plan in 2019. The plan will be reviewed and modified annually as required to support project needs. The 2020 Remedial Investigation/Interim Response Action Groundwater Monitoring Plan has been sent to TDEC. TVA sampled the monitoring wells around the Allen East Ash Disposal Area quarterly throughout CY 2019. TVA prepared a memorandum following each sampling event, and has issued an annual report that has been submitted to TDEC. TVA is currently in the process of finalizing the interim response action for a groundwater extraction system to control and begin treating the shallow groundwater that contains elevated concentrations of arsenic. TVA began dewatering the Allen East Impoundment in September 2019.

TVA has evaluated closure options for the Allen East Ash Disposal Area, as well as the nearby West Ash Impoundment, through an EIS pursuant to NEPA. In March 2019, TVA released its public scoping report, which eliminated closure-in-place as an alternative. TVA published the final EIS on March 13, 2020 and its Record of Decision on April 14, 2020, which documents the final decision regarding the closure method for the CCR units at the Allen Fossil Plant. TVA has decided to remove CCR from the above identified areas to an existing permitted offsite landfill.

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

In 2019, the TVA Board approved a 20-year Partnership Agreement option that better aligns the length of LPC contracts with TVA's long-term commitments. These agreements are automatically extended each year after their initial effective date, contingent upon certain circumstances, including agreement on flexibility options and limited rate increases going forward. Participating LPCs will receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In addition, participating LPCs will have the option for flexible generation capacity up to approximately five percent of average total hourly energy sales over the prior five years. As of May 4, 2020, 139 LPCs had signed the 20-year Partnership Agreement with TVA.

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

Over the last few years, there has been an increase of malicious cyber activity across all industries, including the energy sector. Recently, TVA has observed a significant increase in malicious activity related to the COVID-19 pandemic including phishing campaigns and malicious websites. These types of malicious activity are occurring across the industry and have also been observed by TVA’s external vendors, stakeholders and partners. This activity has caused the need for heightened awareness and preparedness. TVA is leveraging federal and other partners to better identify, detect, protect, and respond to these potential attacks. While there have been incidents of phishing and attempted fraud against TVA and its vendors and service providers, these events have not had a significant or material impact on business or operations.

Transmission Assets. In addition to physical and cybersecurity attacks, TVA's transmission assets are vulnerable to various types of electrically charged energy disruptions such as those from geomagnetic disturbances ("GMDs") and electromagnetic pulses ("EMP"). Because the effects of GMD and EMP are similar, they are often considered together. In September 2016, the Federal Energy Regulatory Commission ("FERC") approved a new standard to address GMD events, and in March 2020, FERC approved a revision to the standard. TVA has met the requirements of the original standard and subsequent revisions, and has evaluated the effects of solar storms ranging from NERC's reference case to possible extreme levels. TVA continues as an active participant with NERC in this field. The most serious threats from EMP are those caused by high-altitude nuclear explosions. Like others in the industry, TVA is coordinating with federal and state authorities, NERC, Electric Power Research Institute, and other grid owners and operators to address this concern.

Bulk-Power System Assets. On May 1, 2020, President Trump issued Executive Order ("EO") 13920, Securing the United States Bulk-Power System.  Among other things, the EO prohibits the acquisition or installation of any bulk-power system electric equipment where the transaction (1) involves any property in which any foreign country or a national thereof has any interest and (2) poses an undue risk to the bulk-power system in, or national security of, the United States. TVA is reviewing this EO and has not yet determined the extent to which this EO may impact TVA’s operations.

Environmental Matters

TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other issues. Emissions from all TVA-owned and operated units (including small combustion turbine units of less than 25 MW) have been reduced from historic peaks. Emissions of nitrogen oxide ("NOx") have been reduced by 96 percent below peak 1995 levels and emissions of sulfur dioxide ("SO2") have been reduced by 99 percent below 1977 levels through CY 2019. For CY 2019, TVA's emission of carbon dioxide ("CO2") from its sources was 47 million tons, a 55 percent reduction from 2005 levels. This amount includes 2,383 tons from units rated at less than 25 MW. To remain consistent and to align with the EPA's reporting requirements, TVA intends to continue reporting CO2 emissions on a calendar year basis.

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

Cross-State Air Pollution Rule. The EPA issued the Cross-State Air Pollution Rule ("CSAPR") in July 2011 requiring several states in the eastern U.S. to improve air quality by reducing power plant emissions that contribute to pollution in other states.  In 2016, the EPA issued an update to CSAPR to address cross-state air pollution (the "CSAPR Update Rule"). The EPA subsequently issued an additional rule to resolve any remaining cross-state air pollutant issues ("CSAPR Close-Out Rule"). The U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") has remanded a portion of the CSAPR Update Rule back to the EPA to address its failure to require upwind states to eliminate substantial contributions to downwind nonattainment by the statutory deadline. The D.C. Circuit also vacated the CSAPR Close-Out Rule. TVA does not anticipate significant changes to its operations based on the CSAPR Update Rule and the CSAPR Close-Out Rule, but cannot predict how the EPA will respond to the previously mentioned court decisions in amending these rules.

Mercury and Air Toxics Standards for Electric Utility Units. On April 16, 2020, the EPA issued a final rule which revokes the agency’s earlier finding that regulation of hazardous air pollutants ("HAP") emitted from steam electric utilities is “appropriate and necessary.” The rule does not remove electric generating units from the source categories listed under Section 112 of the CAA nor does it rescind the MATS requirements. Additionally, the EPA determined that further restrictions on HAP emissions are not warranted based on a residual risk and technology review for this source category. TVA does not anticipate that the final rule will change TVA's MATS compliance requirements or strategy.

Environmental Agreements. See Note 20 — Contingencies and Legal Proceedings — Legal Proceedings — Environmental Agreements for a discussion of the Environmental Agreements, which discussion is incorporated herein by reference.

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

New York Petition to Address Impacts from Upwind High Emitting Sources. In March 2018, the State of New York filed a petition with the EPA under Section 126(b) of the CAA to address ozone impacts on New York from the NOx emissions from sources emitting at least 400 tons of NOx in CY 2017 from nine states including Kentucky. The New York petition requests that the EPA require daily NOx limits for utility units with SCRs such as Shawnee Units 1 and 4 and emission reductions from utility units without SCRs such as Shawnee Units 2, 3 and 5-9. Kentucky utility unit NOx emissions are already limited by the CSAPR Update Rule and are declining, and current EPA modeling projects no additional requirements to reduce Kentucky NOx emissions are necessary. On September 20, 2019, the EPA finalized its denial of New York's petition because the state did not demonstrate, and the EPA could not independently establish, that sources in the states listed in the petition contribute to exceedances of the 2008 and 2015 ozone NAAQS in New York. On October 29, 2019, the State of New York filed a petition in the D.C. Circuit for judicial review of the EPA's denial of the petition. Specific impacts to TVA as a result of the filing of the petition for judicial review cannot be determined at this time.

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

Maryland Petition to Address Impacts from Upwind Electric Generating Units. In September 2017, the State of Maryland filed a lawsuit against the EPA for failing to act within 60 days on Maryland's petition under Section 126 of the CAA to address ozone impacts on Maryland from the NOx emissions of 36 electric generating units, including TVA's Paradise coal-fired Unit 3. The EPA has denied the petition because existing regulations already address emissions from the generating units at issue. On October 15, 2018, the State of Maryland filed a petition for judicial review with the D.C. Circuit asking the court to review the EPA's decision. With the retirement of Paradise Unit 3 on February 1, 2020, the outcome of this litigation will not affect TVA.

Climate Change

Executive Actions. In March 2017, President Trump issued EO 13783, "Promoting Energy Independence and Economic Growth."  The EO reversed or altered many actions taken by the federal government in the last four years of the Obama Administration to address climate change and mandates that federal agencies review existing regulations and actions that potentially burden energy development and use.  Several EOs, policy statements, and reports that established climate change objectives were rescinded or revoked.  EO 13783 did not mandate that the EPA reconsider its finding under the CAA that GHG emissions cause climate change and therefore endanger public health and the environment.

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

Litigation. In addition to legislative activity, climate change issues have been the subject of a number of lawsuits, including lawsuits against TVA. See Note 20 — Contingencies and Legal Proceedings for additional information.
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

Recent Clean Water Act Decisions

On April 23, 2020, in County of Maui v. Hawaii Wildlife Fund, the Supreme Court held that the Clean Water Act requires a permit when there is a direct discharge of pollutants from a point source to waters of the U.S. and when there is the “functional equivalent” of a direct discharge.  The Court acknowledged that the new test would be somewhat difficult to apply, potentially requiring evaluation of multiple factors, but noted that “time and distance” of pollutant migration often will be the most important factors.  TVA cannot determine at this time what impact the decision and application of the test will have on its operations.

On April 15, 2020, in Northern Plains Resource Council v. U.S. Army Corps of Engineers, the U.S. District Court for the District of Montana vacated the Nationwide Permit (“NWP”) 12, which authorizes discharges of dredged or fill material into waters of the U.S.  The decision means that any projects relying on coverage under NWP 12 to authorize impacts to waters of the U.S. no longer have that coverage.  TVA is evaluating how many projects are currently proceeding under NWP 12.  These projects will be required to obtain authorization under other Nationwide Permits or by individual permits.  The decision will likely result in delays and cost increases.

Cleanup of Solid and Hazardous Wastes

Liability for releases and cleanup of hazardous substances is imposed under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and other federal and parallel state statutes. In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.

TVA Sites. TVA operations at some of its facilities have resulted in contamination that TVA is addressing including at TVA's Environmental Research Center at Muscle Shoals, Alabama. At March 31, 2020, TVA's estimated liability for cleanup and similar environmental work for those sites for which sufficient information was available to develop a cost estimate is approximately $12 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. In addition, the ERC has an active groundwater monitoring program as part of a Resource Conservation and Recovery Act ("RCRA") Corrective Action Permit.

Non-TVA Sites. TVA is aware of alleged hazardous-substance releases at certain non-TVA areas for which it may have some liability. See Note 20 — Contingencies and Legal Proceedings — Environmental Matters.

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

In August 2015, TDEC issued an order that (1) allowed TDEC to oversee TVA's implementation of the EPA's CCR rule and (2) required TVA to assess CCR contamination risks at seven of TVA's eight coal-fired plants in Tennessee and to remediate any unacceptable risks.  The TDEC order does not allege that TVA is violating any CCR regulatory requirements nor does it assess TVA penalties.  The TDEC order sets out an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks.

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

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on projects related to environmental laws and regulations:

Estimated Potential Environmental Expenditures(1)(2) At March 31, 2020 (in millions)
	Remaining 2020	2021	Thereafter(3)(4)	Total
Coal combustion residuals conversion program(5)	$161	$290	$602	$1,053
Clean air control projects(6)	6	37	81	124
Clean Water Act requirements(7)	44	74	120	238
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $165 million, $206 million, and $256 million for the remainder of 2020, 2021, and thereafter, respectively, in capital expenditures.
(3) See Note 20 — Contingencies and Legal Proceedings — Contingencies.
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. At March 31, 2020, TVA had accrued $13 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 20 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At March 31, 2020, TVA had no off-balance sheet arrangements.

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

TVA does not engage, and does not control any entity that is engaged, in any activity listed under Section 13(r) of the Securities Exchange Act of 1934 ("Exchange Act"), which requires certain issuers to disclose certain activities relating to Iran involving the issuer and its affiliates.  Based on information supplied by each such person, none of TVA's directors and executive officers are involved in any such activities.  While TVA is an agency and instrumentality of the U.S., TVA does not believe its disclosure obligations, if any, under Section 13(r) extend to the activities of any other departments, divisions, or agencies of the U.S.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial markets have experienced higher volatility during the second quarter of 2020 due to the COVID-19 pandemic. The uncertainty has resulted in significantly lower market valuations for many investments and derivative instruments. See Note 14 — Risk Management Activities and Derivative Transactions for additional information regarding TVA's derivative transactions and risk management activities, Note 15 — Fair Value Measurements for disclosure of the current balances of investment funds, and Note 19 — Benefit Plans for additional information regarding the impacts to TVA's pension system.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020.  Based on this evaluation, TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA's disclosure controls and procedures were effective as of March 31, 2020, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

For a discussion of certain current material Legal Proceedings, see Note 20 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated by reference into this Part II, Item 1, Legal Proceedings.

ITEM 1A.  RISK FACTORS

The following risk factor describes a material change from the risk factors disclosed in Item 1A, Risk Factors of the Annual Report. The following information should be read in conjunction with additional risk factors included in the Annual Report.

Events such as health epidemics, pandemics, and similar outbreaks could adversely affect TVA’s business, financial condition, and results of operations.

Health epidemics, pandemics, and similar outbreaks, including the global pandemics resulting from the outbreak of the Coronavirus Disease 2019 (“COVID-19”) and efforts to contain the virus, can adversely affect TVA’s business, financial condition, and results of operations. Such impacts can include reduced revenues as customers curtail operations to reduce the spread of the outbreak, including quarantines, closures, or reduced operations of businesses or other institutions, deferral of revenues under programs such as that offered by TVA to its local power company customers to offset the impact of customers’ inability to pay during the outbreak, and the impairment of accounts and loans receivable. Based on initial forecasts of early data, TVA anticipates base revenue to be lower than plan by between $300 million and $500 million for the remainder of 2020.

In addition, TVA’s operations could be impacted by, among other things, the need to implement social distancing to prevent illness from spreading within the workforce, travel restrictions, the availability of the workforce to perform essential functions, and the unavailability of fuel or critical parts, supplies, or services due to transportation restrictions and the shutdown, slowdown, or inability to meet contractual requirements of suppliers or other vendors in TVA’s supply chain. In addition, the continued spread of the COVID-19 pandemic could adversely impact TVA’s ability to develop, construct, and operate facilities and could lead to impairments of TVA's long-lived assets.

TVA could be further adversely affected by general impacts of the outbreak on the economy and financial markets, including an economic downturn and continued volatility in interest rates, commodity prices, investment performance, and foreign currency exchange rates. The value of TVA’s pension plan assets and other investment portfolios decreased significantly during the second quarter of 2020 and may continue to decrease, possibly by significant amounts.

To address specific aspects of the COVID-19 pandemic, TVA has implemented a company-wide pandemic plan, including limiting business related travel and encouraging working remotely when possible, implementing strong physical and cyber-security measures, closing certain recreation areas to slow the spread of the virus, actively monitoring generation, transmission, and distribution functions, and increasing its cash reserves; however, it is possible that these measures will not be successful in mitigating the impact of the outbreak.

The extent to which the COVID-19 pandemic will impact TVA’s business, financial condition, and results of operations is uncertain and will depend on numerous evolving factors beyond TVA’s knowledge or control including, among other things, the duration and severity of the outbreak, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region’s economy. However, TVA reasonably anticipates that a prolonged outbreak could have a material impact on its business, financial condition, and results of operations, and could require TVA to change how it conducts certain operations, takes power under certain agreements, or dispatches its own facilities.

ITEM 5. OTHER INFORMATION

On May 4, 2020, TVA amended and restated its Deferred Compensation Plan to align with competitive practice. The plan is designed to provide participants with deferrals of compensation in order to provide income to supplement retirement benefits, an additional means of deferring taxes on deferred compensation, and an opportunity to earn a notational investment return on deferred compensation. A copy of the plan is filed as Exhibit 10.2 to this Quarterly Report.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

10.1
Third Amendment Dated as of February 27, 2020, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, and February 21, 2018, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on March 3, 2020, File No. 000-52313)

10.2	Amended and Restated Deferred Compensation Plan Adopted as of May 4, 2020

101.INS	TVA XBRL Instance Document

101.SCH	TVA XBRL Taxonomy Extension Schema

101.CAL	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE	TVA XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 4, 2020		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)