Form 10-Q
period 2020-06-30
Tennessee Valley Authority
filed 2020-08-04
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (Unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	7
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	11
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	51
Executive Overview...............................................................................................................................................................	51
Results of Operations............................................................................................................................................................	52
Liquidity and Capital Resources............................................................................................................................................	59
Key Initiatives and Challenges..............................................................................................................................................	62
Environmental Matters..........................................................................................................................................................	70
Legal Proceedings................................................................................................................................................................	76
Off-Balance Sheet Arrangements..........................................................................................................................................	76
Critical Accounting Policies and Estimates...........................................................................................................................	76
New Accounting Standards and Interpretations....................................................................................................................	76
Legislative and Regulatory Matters.......................................................................................................................................	76

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	77

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	77
Disclosure Controls and Procedures.....................................................................................................................................	77
Changes in Internal Control over Financial Reporting..........................................................................................................	77

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	77

ITEM 1A. RISK FACTORS............................................................................................................................................................	77

ITEM 5. OTHER INFORMATION..................................................................................................................................................	78

ITEM 6. EXHIBITS........................................................................................................................................................................	79

SIGNATURES...............................................................................................................................................................................	80

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the "Quarterly Report"):

Term or Acronym	Definition
ACE	Affordable Clean Energy
ANI	American Nuclear Insurers
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
CAA	Clean Air Act
CCR	Coal combustion residuals
CEL	Chilling Effect Letter
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COVID-19	Coronavirus Disease 2019
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
DER	Distributed energy resources
DOE	Department of Energy
EIS	Environmental Impact Statement
ELGs	Effluent Limitation Guidelines
EMP	Electromagnetic pulses
EO	Executive Order
EPA	Environmental Protection Agency
EPRI	Electric Power Research Institute
EPU	Extended Power Uprate
ESPA	Early Site Permit Application
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GMDs	Geomagnetic disturbances
GWh	Gigawatt hour(s)
HAP	Hazardous Air Pollutants
JSCCG	John Sevier Combined Cycle Generation LLC
KOC	Knoxville Office Complex
kW	Kilowatts
kWh	Kilowatt hours
LPC	Local power company customers
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
mmBtu	Million British thermal unit(s)

MtM	Mark-to-market
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NWP	Nationwide Permit
OCI	Other comprehensive income (loss)
PARRS	Putable Automatic Rate Reset Securities
PM	Particulate matter
QTE	Qualified technological equipment and software
RCRA	Resource Conservation and Recovery Act
RECs	Renewable Energy Certificates
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SIPs	State implementation plans
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SPC	Summer Place Complex
SSSL	Seven States Southaven LLC
TDEC	Tennessee Department of Environment and Conservation
TVA Act	The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

Although the Tennessee Valley Authority ("TVA") believes that the assumptions underlying any forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in any forward-looking statements.  These factors include, among other things:

•The impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic on TVA's operating results, financial condition, and cash flows, the demand for electricity, TVA’s workforce and operations, the availability of fuel and critical parts, supplies, and services, and the business and financial condition of TVA’s customers and counterparties;
•The duration and severity of the COVID-19 pandemic, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on economic and market conditions, including impacts on interest rates, commodity prices, investment performance, and foreign currency exchange rates;
•New, amended, or existing laws, regulations, or administrative orders or interpretations, including those related to environmental matters, and the costs of complying with these laws, regulations, or administrative orders or interpretations;
•The cost of complying with known, anticipated, or new emissions reduction requirements, some of which could render continued operation of many of TVA's aging coal-fired generation units not cost-effective or result in their removal from service, perhaps permanently;
•Significant reductions in demand for electricity produced through non-renewable or centrally located generation sources that may result from, among other things, economic downturns, increased energy efficiency and conservation, increased utilization of distributed generation and microgrids, and improvements in alternative generation and energy storage technologies;
•Changes in customer preferences for energy produced from cleaner generation sources;
•Changes in technology;
•Actions taken, or inaction, by the U.S. government relating to the national or TVA debt ceiling or automatic spending cuts in government programs;
•Costs or liabilities that are not anticipated in TVA's financial statements for third-party claims, natural resource damages, environmental cleanup activities, or fines or penalties associated with unexpected events such as failures of a facility or infrastructure;
•Addition or loss of customers by TVA or TVA's local power company customers ("LPCs");
•Significant delays, cost increases, or cost overruns associated with the construction and maintenance of generation, transmission, navigation, flood control, or related assets;
•Requirements or decisions changing the amount or timing of funding obligations associated with TVA's pension plans, other post-retirement benefit plans, or health care plans;
•Increases in TVA's financial liabilities for decommissioning its nuclear facilities or retiring other assets;
•Risks associated with the operation of nuclear facilities or other generation and related facilities, including coal combustion residuals ("CCR") facilities;
•Physical attacks on TVA's assets;
•Cyber attacks on TVA's assets or the assets of third parties upon which TVA relies;
•The outcome of legal or administrative proceedings;
•The failure of TVA's generation, transmission, navigation, flood control, and related assets and infrastructure, including CCR facilities, to operate as anticipated, resulting in lost revenues, damages, or other costs that are not reflected in TVA's financial statements or projections;
•Differences between estimates of revenues and expenses and actual revenues earned and expenses incurred;
•Weather conditions;
•Catastrophic events such as fires, earthquakes, explosions, solar events, electromagnetic pulses ("EMP"), geomagnetic disturbances ("GMDs"), droughts, floods, hurricanes, tornadoes, or other casualty events or pandemics, wars, national emergencies, terrorist activities, or other similar events, especially if these events occur in or near TVA's service area;
•Events at a TVA facility, which, among other things, could result in loss of life, damage to the environment, damage to or loss of the facility, and damage to the property of others;
•Events or changes involving transmission lines, dams, and other facilities not operated by TVA, including those that affect the reliability of the interstate transmission grid of which TVA's transmission system is a part and those that increase flows across TVA's transmission grid;
•Disruption of fuel supplies, which may result from, among other things, economic conditions, weather conditions, production or transportation difficulties, labor challenges, or environmental laws or regulations affecting TVA's fuel suppliers or transporters;
•Purchased power price volatility and disruption of purchased power supplies;
•Events which affect the supply of water for TVA's generation facilities;

•Changes in TVA's determinations of the appropriate mix of generation assets;
•Ineffectiveness of TVA's efforts at adapting its organization to an evolving marketplace and remaining cost competitive;
•Inability to use regulatory accounting or loss of regulatory accounting approval for certain costs;
•Inability to obtain, or loss of, regulatory approval for the construction or operation of assets;
•The requirement or decision to make additional contributions to TVA's Nuclear Decommissioning Trust ("NDT") or Asset Retirement Trust ("ART");
•Limitations on TVA's ability to borrow money which may result from, among other things, TVA's approaching or substantially reaching the limit on bonds, notes, and other evidences of indebtedness specified in the Tennessee Valley Authority Act of 1933, as amended ("TVA Act");
•An increase in TVA's cost of capital that may result from, among other things, changes in the market for TVA's debt securities, changes in the credit rating of TVA or the U.S. government, or, potentially, an increased reliance by TVA on alternative financing should TVA approach its debt limit;
•Changes in the economy and volatility in financial markets;
•Reliability or creditworthiness of counterparties;
•Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, crude oil, construction materials, reagents, electricity, or emission allowances;
•Changes in the market price of equity securities, debt securities, or other investments;
•Changes in interest rates, currency exchange rates, or inflation rates;
•Ineffectiveness of TVA's disclosure controls and procedures or its internal control over financial reporting;
•Inability to eliminate identified deficiencies in TVA's systems, standards, controls, or corporate culture;
•Inability to attract or retain a skilled workforce;
•Inability to respond quickly enough to current or potential customer demands or needs;
•Events at a nuclear facility, whether or not operated by or licensed to TVA, which, among other things, could lead to increased regulation or restriction on the construction, ownership, operation, or decommissioning of nuclear facilities or on the storage of spent fuel, obligate TVA to pay retrospective insurance premiums, reduce the availability and affordability of insurance, increase the costs of operating TVA's existing nuclear units, or cause TVA to forego future construction at these or other facilities;
•Loss of quorum of the TVA Board of Directors ("TVA Board");
•Changes in the priorities of the TVA Board or TVA senior management; or
•Other unforeseeable events.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
Operating revenues
Revenue from sales of electricity	$2,216	$2,565	$7,237	$7,958
Other revenue	35	39	113	121
Total operating revenues	2,251	2,604	7,350	8,079
Operating expenses
Fuel	312	417	1,164	1,359
Purchased power	209	223	680	775
Operating and maintenance	681	744	2,014	2,289
Depreciation and amortization	389	576	1,430	1,387
Tax equivalents	125	128	388	396
Total operating expenses	1,716	2,088	5,676	6,206
Operating income	535	516	1,674	1,873
Other income (expense), net	16	14	27	52
Other net periodic benefit cost	63	65	190	194
Interest expense	283	300	859	902
Net income (loss)	$205	$165	$652	$829
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
Net income (loss)	$205	$165	$652	$829
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	31	(47)	(56)	(76)
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	(7)	13	(10)	17
Total other comprehensive income (loss)	24	(34)	(66)	(59)
Total comprehensive income (loss)	$229	$131	$586	$770
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	June 30, 2020	September 30, 2019
Current assets
Cash and cash equivalents	$800	$299
Accounts receivable, net	1,364	1,739
Inventories, net	1,060	999
Regulatory assets	149	156
Other current assets	90	85
Total current assets	3,463	3,278

Property, plant, and equipment
Completed plant	64,027	62,944
Less accumulated depreciation	(32,753)	(31,384)
Net completed plant	31,274	31,560
Construction in progress	2,088	1,893
Nuclear fuel	1,533	1,534
Finance leases	139	146
Total property, plant, and equipment, net	35,034	35,133

Investment funds	2,991	2,968

Regulatory and other long-term assets
Regulatory assets	9,251	8,763
Operating lease assets, net of amortization	332	—
Other long-term assets	339	325
Total regulatory and other long-term assets	9,922	9,088

Total assets	$51,410	$50,467
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	June 30, 2020	September 30, 2019
Current liabilities
Accounts payable and accrued liabilities	$2,055	$1,812
Accrued interest	280	296
Current portion of leaseback obligations	177	40
Regulatory liabilities	197	150
Short-term debt, net	777	922
Current maturities of power bonds	1,917	1,030
Current maturities of long-term debt of variable interest entities	40	39
Current maturities of notes payable	—	23
Total current liabilities	5,443	4,312

Other liabilities
Post-retirement and post-employment benefit obligations	5,912	6,181
Asset retirement obligations	5,805	5,453
Operating lease liabilities	244	—
Other long-term liabilities	2,748	2,490
Leaseback obligations	46	223
Regulatory liabilities	5	—
Total other liabilities	14,760	14,347

Long-term debt, net
Long-term power bonds, net	17,932	19,094
Long-term debt of variable interest entities, net	1,069	1,089
Total long-term debt, net	19,001	20,183

Total liabilities	39,204	38,842

Contingencies and legal proceedings (Note 20)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	11,476	10,823
Total power program proprietary capital	11,734	11,081
Nonpower programs appropriation investment, net	550	556
Accumulated other comprehensive income (loss)	(78)	(12)
Total proprietary capital	12,206	11,625

Total liabilities and proprietary capital	$51,410	$50,467
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Nine Months Ended June 30
 (in millions)

	2020	2019
Cash flows from operating activities
Net income (loss)	$652	$829
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization(1)	1,447	1,402
Amortization of nuclear fuel cost	284	277
Non-cash retirement benefit expense	243	235
Other regulatory amortization and deferrals	65	240
Changes in current assets and liabilities
Accounts receivable, net	376	149
Inventories and other current assets, net	(86)	(145)
Accounts payable and accrued liabilities	(126)	(217)
Accrued interest	(20)	(21)
Pension contributions	(230)	(232)
Other, net	(109)	(38)
Net cash provided by operating activities	2,496	2,479

Cash flows from investing activities
Construction expenditures	(1,221)	(1,292)
Nuclear fuel expenditures	(251)	(223)
Loans and other receivables
Advances	(6)	(8)
Repayments	5	6
Other, net	6	(16)
Net cash used in investing activities	(1,467)	(1,533)

Cash flows from financing activities
Long-term debt
Issues of power bonds	997	—
Redemptions and repurchases of power bonds	(1,286)	(1,034)
Redemptions of notes payable	(23)	(46)
Redemptions of debt of variable interest entities	(20)	(19)
Short-term debt issues (redemptions), net	(145)	196
Payments on leases and leasebacks	(44)	(41)
Financing costs, net	(4)	—
Other, net	(3)	(1)
Net cash provided by (used in) financing activities	(528)	(945)
Net change in cash, cash equivalents, and restricted cash	501	1
Cash, cash equivalents, and restricted cash at beginning of period	322	322
Cash, cash equivalents, and restricted cash at end of period	$823	$323
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended June 30, 2020 and 2019
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2019	$258	$10,069	$560	$32	$10,919
Net income (loss)	—	167	(2)	—	165
Total other comprehensive income (loss)	—	—	—	(34)	(34)
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at June 30, 2019	$258	$10,234	$558	$(2)	$11,048

Balance at March 31, 2020	$258	$11,271	$552	$(102)	$11,979
Net income (loss)	—	207	(2)	—	205
Total other comprehensive income (loss)	—	—	—	24	24
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at June 30, 2020	$258	$11,476	$550	$(78)	$12,206
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Nine Months Ended June 30, 2020 and 2019
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2018	$258	$9,404	$564	$57	$10,283
Net income (loss)	—	835	(6)	—	829
Total other comprehensive income (loss)	—	—	—	(59)	(59)
Return on power program appropriation investment	—	(5)	—	—	(5)
Balance at June 30, 2019	$258	$10,234	$558	$(2)	$11,048

Balance at September 30, 2019	$258	$10,823	$556	$(12)	$11,625
Net income (loss)	—	658	(6)	—	652
Total other comprehensive income (loss)	—	—	—	(66)	(66)
Return on power program appropriation investment	—	(5)	—	—	(5)
Balance at June 30, 2020	$258	$11,476	$550	$(78)	$12,206
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

Use of Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the consolidated financial statements.  Although the consolidated financial statements are prepared in conformity with GAAP, TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses, including impacts from the COVID-19 pandemic, reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA's financial results.  Estimates are considered critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA's financial condition, results of operations, or cash flows.

Reclassifications

        Certain historical amounts have been reclassified in the accompanying consolidated financial statements to the current presentation. In the June 30, 2019, Consolidated Statements of Cash Flows, amounts previously reported as $(10) million of Prepayment credits applied to revenue were reclassified to Other, net in cash flows from operating activities.

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

        The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash
	At June 30, 2020	At September 30, 2019
Cash and cash equivalents	$800	$299
Restricted cash and cash equivalents included in Other long-term assets	23	23
Total cash, cash equivalents, and restricted cash	$823	$322

Due to higher volatility in the financial markets associated with the Coronavirus Disease 2019 ("COVID-19") pandemic, TVA increased its target balance of Cash and cash equivalents beginning in March 2020 by $500 million through discount note issuances.

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

        The allowance for uncollectible accounts was less than $1 million at both June 30, 2020, and September 30, 2019, for accounts receivable. Additionally, loans receivable of $134 million and $131 million at June 30, 2020, and September 30, 2019, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively, and are reported net of allowances for uncollectible accounts of less than $1 million at both June 30, 2020, and September 30, 2019.

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

        While not specifically structured as leases, certain power purchase agreements are deemed to contain a lease of the underlying generating units when the terms convey the right to control the use of the assets. Amounts recorded for these leases are generally based on the amount of the scheduled capacity payments due over the remaining terms of the power purchase agreements, the terms of which vary. The total lease obligation included in Accounts payable and accrued liabilities and Operating lease liabilities related to these agreements was $285 million at June 30, 2020.

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

        Leases with an initial term of 12 months or less, which do not include an option to extend the initial term of the lease to greater than 12 months that TVA is reasonably certain to exercise, are not recorded on the Consolidated Balance Sheets at June 30, 2020.
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

Depreciation

        TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on the external depreciation studies. These studies are updated at least every five years. Depreciation expense was $344 million and $536 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $1.3 billion for both the nine months ended June 30, 2020 and 2019. See Note 5 — Plant Closures for a discussion of the impact of plant closures.

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

TVA has elected to apply the following practical expedients:
	Practical Expedient	Description
	Package of transition practical expedients (for leases commenced prior to adoption date; expedients must be adopted as a package)	Do not need to (1) reassess whether any expired or existing contracts are leases or contain leases, (2) reassess the lease classification for any expired or existing leases, or (3) reassess initial direct costs for any existing leases.
	Short-term lease expedient (elect by class of underlying asset)	Elect as an accounting policy to not apply the recognition requirements to short-term leases by asset class.
	Existing and expired land easements not previously accounted for as leases	Elect to not evaluate existing or expired easements under the new guidance and carry forward current accounting treatment.
	Comparative reporting requirements for initial adoption	Elect to apply transition requirements at adoption date, recognize cumulative effect adjustment to retained earnings in period of adoption, and not apply the new requirements to comparative periods, including disclosures.

Derivatives and Hedging - Improvements to Accounting for Hedging Activities
Description	This guidance better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.
Effective Date for TVA	October 1, 2019
Effect on the Financial Statements or Other Significant Matters	TVA has adopted the standard on a prospective basis. The adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows. TVA only uses hedge accounting under its foreign currency swap arrangements, and the adoption of this standard had no impact on those arrangements.

Customer's Accounting for Implementation Costs in a Cloud Arrangement That Is a Service Contract
Description	This guidance relates to the accounting for a customer's implementation costs in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing those implementation costs with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The amendments also provide requirements for the classification of the capitalized costs and related expense and cash flows in the financial statements, the application of impairment guidance to the capitalized costs, and the application of abandonment guidance to the capitalized costs. Entities are required to apply the amendments either retrospectively or prospectively to all implementation costs incurred after the adoption date.
Effective Date for TVA	October 1, 2019
Effect on the Financial Statements or Other Significant Matters	TVA has adopted the standard on a prospective basis. Adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows. TVA records qualified implementation costs in a cloud arrangement that is a service contract as a prepaid asset and amortizes the prepaid asset to Operating and maintenance expense based on the term of the contract.

        The following accounting standards have been issued but at June 30, 2020, were not effective and had not been adopted by TVA:

Financial Instruments - Credit Losses
Description	This guidance eliminates the probable initial recognition threshold in current GAAP and, instead, requires an allowance to be recorded for all expected credit losses for certain financial assets that are not measured at fair value. The allowance for credit losses is based on historical information, current conditions, and reasonable and supportable forecasts. The new standard also makes revisions to the other than temporary impairment model for available-for-sale debt securities. Disclosures of credit quality indicators in relation to the amortized cost of financing receivables are further disaggregated by year of origination.
Effective Date for TVA	The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2020. While early adoption is permitted, TVA does not plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters	TVA will adopt this standard using the modified retrospective method through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Upon adoption, TVA will recognize an allowance for credit losses based on management's estimate of losses expected to be incurred over the life of certain financial assets. This standard will primarily impact TVA's long-term loans receivable. Adoption of this standard is not expected to have a material impact on TVA's financial condition, results of operations, or cash flows.

Fair Value Measurement Disclosure
Description	The guidance changes certain disclosure requirements for fair value measurements. It removes certain disclosure requirements, such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of the transfers between levels; and the valuation processes for Level 3 fair value measurements. Some disclosure requirements are added, such as the change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.
Effective Date for TVA	The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2020. While early adoption is permitted, TVA does not plan to adopt the standard early.
Effect on the Financial Statements or Other Significant Matters	TVA does not expect the adoption of this standard to have a material impact on TVA's financial condition, results of operations, or cash flows. TVA is continuing to evaluate the potential impact on related disclosures.

Reference Rate Reform
Description	The guidance provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rates.
Effective Date for TVA	The new standard is effective for adoption at any time between March 12, 2020, and December 31, 2022. TVA currently plans to adopt the standard by December 31, 2022.
Effect on the Financial Statements or Other Significant Matters	TVA continues to review this standard and evaluate the impact of using an alternative reference rate instead of LIBOR in its interest rate swap contracts. TVA expects the adoption of the standard will simplify the accounting for any modifications to its interest rate swap contracts.

3.  Accounts Receivable, Net

        Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net
	At June 30, 2020	At September 30, 2019
Power receivables	$1,286	$1,624
Other receivables	78	115
Accounts receivable, net(1)	$1,364	$1,739
Note
(1) Allowance for uncollectible accounts was less than $1 million at June 30, 2020, and September 30, 2019, and therefore is not represented in the table above.

In response to the COVID-19 pandemic, the TVA Board approved the Public Power Support and Stabilization Program, which includes alternative wholesale payment arrangements for LPCs, on March 25, 2020. TVA is offering up to $1.0 billion of credit support to LPCs that demonstrate the need for temporary financial relief, through the deferral of a portion of LPCs' wholesale power payments owed to TVA. The program, which began in April 2020, requires LPCs to apply monthly and is subject to approval by TVA. If approved, TVA will establish a repayment schedule based on the LPC's need, not to exceed two years, and an initial repayment date will be approved by TVA no later than December 31, 2020. As of August 3, 2020, $1 million of credit support has been approved under the Public Power Support and Stabilization Program.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net
	At June 30, 2020	At September 30, 2019
Materials and supplies inventory	$784	$742
Fuel inventory	307	294
Renewable energy certificates/emission allowance inventory, net	15	16
Allowance for inventory obsolescence	(46)	(53)
Inventories, net	$1,060	$999

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

Financial Impact

As a result of TVA's decision to accelerate the retirements of Paradise and Bull Run, certain construction projects at these locations were identified as probable of abandonment or were no longer expected to be in service for greater than one year prior to the plants' retirement dates. The write-off of these projects resulted in $124 million of Operating and maintenance expense during the second quarter of 2019. TVA has since recognized a cumulative $37 million of Operating and maintenance expense related to other activities including certain regulatory compliance projects at these facilities. Of this amount, $3 million and $10 million were recognized during the three and nine months ended June 30, 2020, respectively. TVA has also recognized a cumulative $21 million of Operating and maintenance expense related to materials and supplies inventory reserves and write-offs identified at Paradise. No such amounts were recognized during the three months ended June 30, 2020, with $2 million recognized during the nine months ended June 30, 2020. Additional amounts for Bull Run may be written off during closure activities.

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirements of Paradise and Bull Run, TVA has recognized a cumulative $916 million of accelerated depreciation, with $34 million and $350 million being recognized during the three and nine months ended June 30, 2020, respectively.

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

        The following table provides additional information regarding the presentation of leases on the Consolidated Balance Sheets at June 30, 2020:

Amounts Recognized on TVA's Consolidated Balance Sheets At June 30, 2020
Assets
Operating	Operating lease assets, net of amortization	$332
Finance	Finance leases	139
Total lease assets		$471

Liabilities
Current
Operating	Accounts payable and accrued liabilities	$101
Finance	Accounts payable and accrued liabilities	6
Non-current
Operating	Operating lease liabilities	244
Finance	Other long-term liabilities	180
Total lease liabilities		$531

        TVA's leases consist primarily of railcars, equipment, real estate/land, power generating facilities, and gas pipelines. TVA's leases have various terms and expiration dates remaining from less than one year to 27 years. The components of lease costs for the three and nine months ended June 30, 2020, were as follows:

Lease Costs(1)
	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Operating lease costs(1)	$26	$65
Variable lease costs(1)	26	52
Short-term lease costs(1)	2	5
Finance lease costs
Amortization of lease assets(2)	2	7
Interest on lease liabilities(3)(4)	9	24
Total finance lease costs	11	31
Total lease costs	$65	$153

Notes
(1) Costs are included in Operating and maintenance expense, Fuel expense, Purchased power expense, and Tax equivalents expense on the Consolidated Statements of Operations. TVA's rental expense for operating leases was approximately $18 million and $54 million for the three and nine months ended June 30, 2019, respectively.
(2) Expense is included in Depreciation and amortization expense on the Consolidated Statements of Operations.
(3) Expense is included in Interest expense on the Consolidated Statements of Operations.
(4) Certain finance leases receive regulatory accounting treatment and are reclassified to Fuel expense and Purchased power expense.

        TVA's variable lease costs are primarily related to renewable energy purchase agreements that require TVA to purchase all output from the underlying facility. Payments under those agreements are solely based on the actual output over the lease term. Certain TVA lease agreements contain renewal options. Those renewal options that are reasonably certain to be exercised are included in the lease measurements.

The following table contains additional information with respect to cash and non-cash activities related to leases:

Amounts Recognized on TVA's Consolidated Statements of Cash Flows For the Nine Months Ended June 30, 2020
Operating cash flows for operating leases	$57
Operating cash flows for finance leases	24
Financing cash flows for finance leases	4

Lease assets obtained in exchange for lease obligations (non-cash)
Operating leases(1)	$188
Finance leases	3
Note
(1) Amount excludes operating lease assets recorded as a result of the adoption of the new lease standard

TVA has certain finance leases under power purchase agreements under which the present value of the minimum lease payments exceeds the fair value of the related lease asset at the date of measurement.  This resulted in an interest rate that was higher than TVA's incremental borrowing rate. At June 30, 2020, the weighted average remaining lease term in years and the weighted average discount rate for TVA's operating and financing leases were as follows:

Weighted Averages At June 30, 2020
Weighted average remaining lease terms
Operating leases	4 years
Finance leases	12 years

Weighted average discount rate(1)
Operating leases	1.6%
Finance leases	35.1%
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

        The following table presents maturities of lease liabilities and a reconciliation of the undiscounted cash flows to lease liabilities at June 30, 2020:

Future Minimum Lease Payments Minimum Payments Due at June 30, 2020
Operating leases
2020 (remaining)	$38
2021	106
2022	91
2023	43
2024	35
Thereafter	44
Minimum annual payments	357
Less: present value discount	(12)
Operating present value of net minimum lease payments	$345

Finance leases
2020 (remaining)	$14
2021	53
2022	53
2023	56
2024	52
Thereafter	418
Minimum annual payments	646
Less: amount representing interest	(460)
Finance present value of net minimum lease payments	$186

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

7.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets
	At June 30, 2020	At September 30, 2019
Loans and other long-term receivables, net	$128	$125
EnergyRight® receivables	73	81
Prepaid long-term service agreements(1)	39	22
Restricted cash and cash equivalents	23	23
Prepaid capacity payments	13	19
Other	63	55
Total other long-term assets	$339	$325
Note
(1) Certain amounts have been reclassified to conform with current year presentation.

        EnergyRight® Receivables. In association with the EnergyRight® program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At June 30, 2020, and September 30, 2019, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $18 million and $20 million, respectively. See Note 10 — Other Long-Term Liabilities for information regarding the associated financing obligation.

        In response to the COVID-19 pandemic, customers experiencing financial hardship can request a deferral of loan payments for a period of up to six months. This deferral option began April 20, 2020, and is available through October 31, 2020. Deferred loans will not accrue interest during the deferral months.

        Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At June 30, 2020, and September 30, 2019, prepayments of $4 million and $5 million, respectively, were recorded in Other current assets.

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

Regulatory Assets and Liabilities
	At June 30, 2020	At September 30, 2019
Current regulatory assets
Unrealized losses on interest rate derivatives	$111	$89
Unrealized losses on commodity derivatives	38	39
Fuel cost adjustment receivable	—	28
Total current regulatory assets	149	156

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	4,524	4,756
Non-nuclear decommissioning costs	2,012	1,741
Nuclear decommissioning costs	963	868
Unrealized losses on interest rate derivatives	1,603	1,241
Unrealized losses on commodity contracts	2	15
Other non-current regulatory assets	147	142
Total non-current regulatory assets	9,251	8,763
Total regulatory assets	$9,400	$8,919

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$121	$138
Fuel cost adjustment	71	—
Unrealized gains on commodity derivatives	5	12
Total current regulatory liabilities	197	150

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	5	—
Total regulatory liabilities	$202	$150

Due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA has experienced unrealized losses related to its derivative instruments for the nine months ended June 30, 2020. TVA does not recognize unrealized gains and losses from the investment portfolios and derivative instruments within earnings but rather defers all such gains and losses within a regulatory liability or asset in accordance with its accounting policy. See Note 14 — Risk Management Activities and Derivative Transactions and Note 15 — Fair Value Measurements.

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG at June 30, 2020, and September 30, 2019, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At June 30, 2020	At September 30, 2019
Current liabilities
Accrued interest	$24	$11
Accounts payable and accrued liabilities	3	3
Current maturities of long-term debt of variable interest entities	40	39
Total current liabilities	67	53
Other liabilities
Other long-term liabilities	24	25
Long-term debt, net
Long-term debt of variable interest entities, net	1,069	1,089
Total liabilities	$1,160	$1,167

Interest expense of $13 million and $14 million for the three months ended June 30, 2020 and 2019, respectively, and $41 million and $42 million for the nine months ended June 30, 2020 and 2019, respectively, is included on the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements and finance leases, as well as liabilities for environmental remediation and liabilities under agreements related to compliance with certain environmental regulations. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At June 30, 2020	At September 30, 2019
Interest rate swap liabilities	$1,997	$1,676
Finance lease liabilities	180	182
Currency swap liabilities	166	193
EnergyRight® financing obligations	81	90
Paradise pipeline financing obligation	79	80
Accrued long-term service agreements	59	66
Other	186	203
Total other long-term liabilities	$2,748	$2,490

        Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At June 30, 2020, and September 30, 2019, the carrying amount of the interest rate swap liabilities reported in Accounts payable and accrued liabilities was $111 million and $88 million, respectively. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities. As of June 30, 2020, interest rate swap liabilities increased $344 million as compared to September 30, 2019, primarily due to a decrease in interest rates resulting in higher mark-to-market values on future expected net cash flows.
        EnergyRight® Financing Obligations. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligations are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At June 30, 2020, and September 30, 2019, the carrying amount of the financing obligations reported in Accounts payable and accrued liabilities was $20 million and $23 million, respectively. See Note 7 — Other Long-Term Assets for information regarding the associated loans receivable.

        In response to the COVID-19 pandemic, customers experiencing financial hardship can request a deferral of loan payments for a period of up to six months. This deferral option began April 20, 2020, and is available through October 31, 2020. Deferred loans will not accrue interest during the deferral months.

        Paradise Pipeline Financing Obligation. TVA reserves firm pipeline capacity on an approximately 19-mile pipeline owned by Texas Gas, which serves TVA's Paradise Combined Cycle Plant. TVA accounts for this contract as a financing transaction. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At both June 30, 2020, and September 30, 2019, related liabilities of less than $1 million were recorded in Accounts payable and accrued liabilities.

        Accrued Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At June 30, 2020, and September 30, 2019, related liabilities of $11 million and $12 million, respectively, were recorded in Accounts payable and accrued liabilities.

11.  Asset Retirement Obligations

During the nine months ended June 30, 2020, TVA's total asset retirement obligations ("ARO") liability increased $455 million as a result of periodic accretion and revisions in estimate, partially offset by settlement projects that were conducted during the period. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the nine months ended June 30, 2020, $127 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 8 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 15 — Fair Value Measurements — Investment Funds and Note 20 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for disclosure of the current balances of the trusts and a discussion of the trusts' objectives.

Asset Retirement Obligation Activity(1)
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2019	$3,136	$2,480	$5,616
Settlements	—	(85)	(85)
Revisions in estimate	—	387	387
Accretion (recorded as regulatory asset)	106	47	153
Balance at June 30, 2020	$3,242	$2,829	$6,071
Note
(1) The current portions of the ARO liability in the amounts of $266 million and $163 million at June 30, 2020, and September 30, 2019, respectively, are included in Accounts payable and accrued liabilities.

        The revisions in non-nuclear estimates increased $387 million for the nine months ended June 30, 2020. In November 2019, the Tennessee Department of Environment and Conservation ("TDEC") released amendments to its regulations which govern solid waste disposal facilities, including TVA's active Coal Combustion Residuals ("CCR") facilities covered by a solid waste disposal permit and those which closed pursuant to a TDEC approved closure plan. Such facilities are generally subject to a 30-year post-closure care period during which the owner or operator must undertake certain activities, including monitoring and maintaining the facility. The amendments will, among other things, add an additional 50-year period after the end of the post-closure care period, require TVA to submit recommendations as to what activities must be performed during this 50-year period to protect human health and the environment, and require TVA to submit revised closure plans every 10 years. This regulatory revision resulted in an increase of $129 million, of which $38 million was related to operating CCR facilities and $91 million was related to inactive or closed CCR facilities. Additionally, in June 2020, based on most recent project cost data and estimates, TVA revised its AROs for certain CCR facilities at Allen Fossil Plant, resulting in an increase of $267 million.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at June 30, 2020, and September 30, 2019, consisted of the following:

Debt Outstanding (in millions)
	At June 30, 2020	At September 30, 2019
Short-term debt
Short-term debt, net	$777	$922
Current maturities of power bonds issued at par(1)	1,917	1,030
Current maturities of long-term debt of VIEs issued at par	40	39
Current maturities of notes payable	—	23
Total current debt outstanding, net	2,734	2,014
Long-term debt
Long-term power bonds(2)	18,057	19,225
Long-term debt of VIEs, net	1,069	1,089
Unamortized discounts, premiums, issue costs, and other	(125)	(131)
Total long-term debt, net	19,001	20,183
Total debt outstanding	$21,735	$22,197
Notes
(1) Includes net exchange gain from currency transactions of $83 million at June 30, 2020. There were no such amounts at September 30, 2019.
(2) Includes net exchange gain from currency transactions of $101 million and $191 million at June 30, 2020, and September 30, 2019, respectively.

For the nine months ended June 30, 2020, long-term debt decreased primarily due to approximately $1.9 billion of power bonds maturing in 2021, offset by a $1.0 billion power bond issuance in May 2020. Short-term debt increased primarily due to power bonds maturing in 2021.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2019, to June 30, 2020:

Debt Securities Activity
	Date	Amount (in millions)	Interest Rate
Issues(1)
2020 Series A Power Bonds	May 2020	$1,000	0.75%
Discount on debt issues		(3)
Total long-term debt issues		$997

Redemptions/Maturities(2)
electronotes®	First Quarter 2020	$217	3.33%
electronotes®	Third Quarter 2020	1	2.65%

2009 Series B	December 2019	1	3.77%
2018 Series A	March 2020	1,000	2.25%
1999 Series A PARRS (TVE)	May 2020	23	3.36%
1998 Series D PARRS (TVC)	June 2020	17	3.55%
2009 Series B	June 2020	27	3.77%
Total redemptions/maturities of power bonds		1,286
Notes payable		23	1.64%
Debt of variable interest entities		20	4.32%
Total redemptions/maturities of debt		$1,329
Notes
(1) The 2020 Series A Power Bonds were issued at 99.7 percent of par.
(2) All redemptions were at 100 percent of par.

Credit Facility Agreements

        TVA has funding available under four long-term revolving credit facilities totaling $2.7 billion: a $150 million credit facility that matures on December 11, 2021, a $1.0 billion credit facility that matures on June 13, 2023, a $1.0 billion credit facility that matures on September 28, 2023, and a $500 million credit facility that matures on February 1, 2025. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At June 30, 2020, and September 30, 2019, there were approximately $1.5 billion and $1.3 billion, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. See Note 14 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At June 30, 2020 (in millions)
	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
Maturity Date
December 2021	$150	$38	$—	$112
June 2023	1,000	522	—	478
September 2023	1,000	450	—	550
February 2025	500	500	—	—
Total	$2,650	$1,510	$—	$1,140

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed in 2019 with a maturity date of September 30, 2020. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at June 30, 2020. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

Lease/Leasebacks

        TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software ("QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At June 30, 2020, and September 30, 2019, the outstanding leaseback obligations related to the remaining CTs and QTE were $223 million and $263 million, respectively. In March 2019, TVA made final rent payments under lease/leaseback transactions involving eight CTs, and TVA had previously acquired the equity interests related to these transactions. These transactions were terminated in July 2019. In May 2020, TVA made final rent payments under lease/leaseback transactions involving eight additional CTs, and TVA had previously acquired the equity interest related to these transactions. Rent payments under the remaining CT lease/leaseback transactions are scheduled to be made through January 2022. TVA does have the option to acquire the equity interests related to transactions involving the remaining eight CTs for additional amounts. In addition, on October 30, 2019, TVA provided notice of its intent to purchase the ownership interest in certain QTE. Repurchase payments are expected to be paid through a series of installments in 2021 and 2022, after which the associated leases will be terminated.

13.  Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA's currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA's portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt and any related accrued interest in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended June 30, 2020 and 2019, TVA reclassified $7 million of gains and $13 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense. During the nine months ended June 30, 2020 and 2019, TVA reclassified $10 million of gains and $17 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense. See Note 14 — Risk Management Activities and Derivative Transactions.

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
			Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2020	2019	2020	2019
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$31	$(47)	$(56)	$(76)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1) Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense (in millions)

	Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	2020	2019	2020	2019
Currency swaps	$7	$(13)	$10	$(17)
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $30 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1)
			Three Months Ended June 30		Nine Months Ended June 30
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2020	2019	2020	2019
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(25)	$(19)	$(69)	$(59)

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses due to contract settlements are recognized in Fuel expense as incurred	(2)	—	(1)	—
Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three and nine months ended June 30, 2020 and 2019.

Fair Values of TVA Derivatives (in millions)
	At June 30, 2020		At September 30, 2019
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(90)	Accounts payable and accrued liabilities $(89); Other long-term liabilities $(1)	$(90)	Accounts payable and accrued liabilities $(6); Other long-term liabilities $(84)
£250 million Sterling	(85)	Accounts payable and accrued liabilities $(6); Other long-term liabilities $(79)	(61)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(56)
£150 million Sterling	(89)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(86)	(57)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(53)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(1,492)	Accounts payable and accrued liabilities $(77); Other long-term liabilities $(1,415)	$(1,261)	Accounts payable and accrued liabilities $(62); Other long-term liabilities $(1,199)
$476 million notional	(611)	Accounts payable and accrued liabilities $(32); Other long-term liabilities $(579)	(498)	Accounts payable and accrued liabilities $(24); Other long-term liabilities $(474)
$42 million notional	(5)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(3)	(5)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(3)
Commodity contract derivatives	(30)	Other current assets $5; Other long-term assets $5; Accounts payable and accrued liabilities $(38); Other long-term liabilities $(2)	(41)	Other current assets $12; Accounts payable and accrued liabilities $(37); Other long-term liabilities $(16)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had three currency swaps outstanding at June 30, 2020, with total currency exposure of £600 million and expiration dates ranging from 2021 to 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

        Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended June 30, 2020 and 2019, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized gains of $15 million and unrealized losses of $159 million, respectively. For the nine months ended June 30, 2020 and 2019, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized losses of $370 million and $369 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At June 30, 2020, TVA's coal and natural gas contract derivatives had terms of up to two and four years, respectively.

Commodity Contract Derivatives
	At June 30, 2020			At September 30, 2019
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	6	8 million tons	$(10)	8	9 million tons	$(4)
Natural gas contract derivatives	44	355 million mmBtu	(20)	65	330 million mmBtu	(37)

Offsetting of Derivative Assets and Liabilities

        The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets at June 30, 2020, and September 30, 2019, are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At June 30, 2020	At September 30, 2019
Assets
Commodity derivatives not subject to master netting or similar arrangement	$10	$12

Liabilities
Currency swaps(2)	$264	$208
Interest rate swaps(2)	2,108	1,764
Total derivatives subject to master netting or similar arrangement	2,372	1,972
Commodity derivatives not subject to master netting or similar arrangement	40	53
Total liabilities	$2,412	$2,025
Notes
(1) Offsetting amounts primarily include counterparty netting of derivative contracts, margin account deposits for futures commission merchants transactions, and cash collateral received or paid in accordance with the accounting guidance for derivatives and hedging transactions. There were no offsetting amounts on TVA's Consolidated Balance Sheets at either June 30, 2020, or September 30, 2019.
(2) Letters of credit of approximately $1.5 billion and $1.3 billion were posted as collateral at June 30, 2020, and September 30, 2019, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the TVA Deferred Compensation Plan ("DCP"). See Note 15 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At June 30, 2020, and September 30, 2019, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $11 million and $22 million at June 30, 2020, and September 30, 2019, respectively.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At June 30, 2020, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $2.4 billion.  TVA's collateral obligations at June 30, 2020, under these arrangements were approximately $1.5 billion, for which TVA had posted approximately $1.5 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

For all of its derivative instruments with credit-risk related contingent features:

•If TVA remains a majority-owned U.S. government entity but Standard & Poor's Financial Services, LLC or Moody's Investors Service, Inc. ("Moody's") downgrades TVA's credit rating to AA or Aa2, respectively, TVA's collateral obligations would likely increase by $22 million, and

•If TVA ceases to be majority-owned by the U.S. government, TVA's credit rating would likely be downgraded and TVA would be required to post additional collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.3 billion and $1.6 billion of receivables from power sales outstanding at June 30, 2020, and September 30, 2019, respectively, nearly all counterparties were rated investment grade. The obligations of customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts and Note 3 — Accounts Receivable, Net.

        TVA had revenue from two LPCs that collectively accounted for 18 percent of total operating revenues for both the three months ended June 30, 2020 and 2019. TVA had revenue from two LPCs that collectively accounted for 17 percent and 16 percent of total operating revenues for the nine months ended June 30, 2020 and 2019, respectively.

Suppliers.  TVA assesses potential supplier performance risks, including procurement of fuel, parts, and services. If suppliers are unable to perform under TVA's existing contracts or if TVA is unable to obtain similar services from other vendors, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract. In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.

Natural Gas. TVA purchases the majority of its natural gas requirements from a variety of suppliers under short-term contracts. In the event of nonperformance by these suppliers, TVA believes that it can obtain replacement natural gas.

        Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at June 30, 2020. The contracted supply of coal is sourced from multiple geographic regions of the U.S. and is to be delivered via various transportation methods (e.g., barge, rail, and truck). Emerging technologies, environmental regulations, and low natural gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies. Continued difficulties by coal suppliers, including impacts from the COVID-19 pandemic, could result in consolidations, additional bankruptcies, restructuring, contract renegotiations, or other scenarios.

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

Other Suppliers. At this time, TVA has experienced minimal impacts due to force majeure events, with the exception of a manufacturing delay for a major turbine component. TVA and the vendor have developed a mitigation strategy to reduce projected delays and impacts to TVA's outage schedule.

Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur substantial costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, and the qualified pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At June 30, 2020, all of TVA's currency swaps and interest rate swaps as well as all of the derivatives in the NDT and ART were with banking counterparties whose Moody's credit ratings were A3 or higher.

        TVA classifies qualified forward coal and natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At June 30, 2020, the coal contracts were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, ranged from B1 to Ba1. At June 30, 2020, the natural gas contracts were with counterparties whose ratings ranged from Caa2 to A2. See Suppliers above for discussion of challenges facing the coal industry. TVA recognizes the oil and gas industry has been impacted as the result of the COVID-19 pandemic and the slowdown in demand. TVA will continue to monitor the impacts and affected credit ratings and enforce contract performance assurance provisions when applicable.

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

Investment Funds

At June 30, 2020, Investment funds were comprised of $3.0 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $2.1 billion and $777 million, respectively, at June 30, 2020.

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

        Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $216 million, unfunded commitments related to private real assets of $58 million, and unfunded commitments related to private credit of $20 million at June 30, 2020. The ART had unfunded commitments related to private equity limited partnerships of $133 million, unfunded commitments related to private real assets of $50 million, and unfunded commitments related to private credit of $10 million at June 30, 2020. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at net asset value in the fair value hierarchy.

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

Unrealized Investment Gains (Losses) (in millions)
		Three Months Ended June 30		Nine Months Ended June 30
Fund	Financial Statement Presentation	2020	2019	2020	2019
NDT	Regulatory asset	$235	$(37)	$(11)	$(84)
ART	Regulatory asset	97	(6)	(1)	(58)
SERP	Other income (expense)	7	1	(1)	—
DCP	Other income (expense)	2	1	—	(1)

        Due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA has experienced fluctuations related to its ART and NDT investment portfolio during the nine months ended June 30, 2020. The losses experienced during the three months ended March 31, 2020, have been recovered. For the nine months ended June 30, 2020, the NDT has increased in value $17 million. Despite this volatility, TVA’s NDT funding as of June 30, 2020, continues to be fully funded per the Nuclear Regulatory Commission’s (“NRC”) funding requirements.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2019) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at June 30, 2020.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2020, and September 30, 2019. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At June 30, 2020 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$470	$—	$—	$470
Government debt securities	366	52	—	418
Corporate debt securities	—	322	—	322
Mortgage and asset-backed securities	—	28	—	28
Institutional mutual funds	173	—	—	173
Forward debt securities contracts	—	11	—	11
Private credit funds measured at net asset value(1)	—	—	—	57
Private equity funds measured at net asset value(1)	—	—	—	181
Private real asset funds measured at net asset value(1)	—	—	—	162
Commingled funds measured at net asset value(1)	—	—	—	1,169
Total investments	1,009	413	—	2,991
Commodity contract derivatives	—	8	2	10
Total	$1,009	$421	$2	$3,001

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(2)	$—	$264	$—	$264
Interest rate swaps	—	2,108	—	2,108
Commodity contract derivatives	—	28	12	40
Total	$—	$2,400	$12	$2,412
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

        The following table presents a reconciliation of all commodity contract derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (in millions)
	Commodity Contract Derivatives
	Three Months Ended June 30	Nine Months Ended June 30
Balance at beginning of period	$38	$58
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	(19)	(39)
Balance at June 30, 2019	$19	$19

Balance at beginning of period	$(7)	$(4)
Settlements	(1)	(1)
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	(2)	(5)
Balance at June 30, 2020	$(10)	$(10)

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2020	Valuation Technique(s)	Unobservable Inputs	Range(1)
Assets
Commodity contract derivatives	$2	Pricing model	Coal supply and demand	0.5 - 0.6 billion tons/year
			Long-term market prices	$11.90 - $43.00/ton
Liabilities
Commodity contract derivatives	12	Pricing model	Coal supply and demand	0.5 - 0.6 billion tons/year
			Long-term market prices	$11.90 - $43.00/ton

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2019	Valuation Technique(s)	Unobservable Inputs	Range
Assets
Commodity contract derivatives	$5	Pricing model	Coal supply and demand	0.4 - 0.8 billion tons/year
			Long-term market prices	$12.10 - $94.51/ton
Liabilities
Commodity contract derivatives	9	Pricing model	Coal supply and demand	0.4 - 0.8 billion tons/year
			Long-term market prices	$12.10 - $94.51/ton
Note
(1) During the third quarter of 2020, TVA updated the range estimate to align with the maximum contract term of related commodity contract derivatives.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at June 30, 2020, and September 30, 2019, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at June 30, 2020, and September 30, 2019, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At June 30, 2020		At September 30, 2019
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$91	$90	$101	$100

Loans and other long-term receivables, net (including current portion)	Level 2	134	122	131	120

EnergyRight® financing obligations (including current portion)	Level 2	101	112	113	126

Unfunded loan commitments	Level 2	—	7	—	10

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	27	38	28	37

Long-term outstanding power bonds (including current maturities), net	Level 2	19,849	26,749	20,124	26,059

Long-term debt of VIEs (including current maturities), net	Level 2	1,109	1,437	1,128	1,371

Long-term notes payable (including current maturities)	Level 2	—	—	23	23

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

LPC sales
Approximately 93 percent of TVA's revenue from sales of electricity for the three and nine months ended June 30, 2020 was to LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During the three and nine months ended June 30, 2020, revenues generated from TVA's electricity sales were $2.2 billion and $7.2 billion, respectively, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three and nine months ended June 30, 2020 and 2019, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
Alabama	$312	$367	$1,041	$1,146
Georgia	52	59	179	196
Kentucky	140	157	455	498
Mississippi	204	250	668	751
North Carolina	13	15	50	56
Tennessee	1,485	1,705	4,809	5,273
Virginia	9	10	32	35
Subtotal	2,215	2,563	7,234	7,955
Off-system sales	1	2	3	3
Revenue from sales of electricity	2,216	2,565	7,237	7,958
Other revenue	35	39	113	121
Total operating revenues	$2,251	$2,604	$7,350	$8,079

        TVA's operating revenues by customer type for the three and nine months ended June 30, 2020 and 2019, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
Revenue from sales of electricity
Local power companies(1)	$2,058	$2,366	$6,716	$7,347
Industries directly served	132	168	442	521
Federal agencies and other	26	31	79	90
Revenue from sales of electricity	2,216	2,565	7,237	7,958
Other revenue	35	39	113	121
Total operating revenues	$2,251	$2,604	$7,350	$8,079
Note
(1) The amount for the three and nine months ended June 30, 2020, is net of $38 million and $108 million, respectively, of wholesale bill credits to LPCs participating in the long-term Partnership Agreement.

        TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. At its August 2019 meeting, the TVA Board approved a 20-year Partnership Agreement option that better aligns the length of LPC contracts with TVA's long-term commitments. These agreements are automatically extended each year after their initial effective date, contingent upon certain circumstances, including agreement on flexibility options and limited rate increases going forward. Participating LPCs will receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In June 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate up to approximately five percent of average total hourly energy sales over the prior five years in order to meet their individual customers' needs. As of August 3, 2020, 141 LPCs had signed the 20-year Partnership Agreement with TVA, and 42 LPCs had signed a Flexibility Agreement.

        The number of LPCs with the contract arrangements described below, the revenues derived from such arrangements for the three and nine months ended June 30, 2020, and the percentage of TVA's total operating revenues for the three and nine months ended June 30, 2020 represented by these revenues, are summarized in the tables below:

TVA Local Power Company Contracts At and for the Three Months Ended June 30, 2020
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	141	$1,630	72.4%
10-year termination notice	1	1	—%
5-year termination notice	12	427	19.0%
Total	154	$2,058	91.4%
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

TVA Local Power Company Contracts At and for the Nine Months Ended June 30, 2020
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	141	$5,399	73.5%
10-year termination notice	1	1	—%
5-year termination notice	12	1,316	17.9%
Total	154	$6,716	91.4%
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

        TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues during the nine months ended June 30, 2020. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues during the nine months ended June 30, 2019. In May 2020, MLGW published a draft Integrated Resource Plan to guide energy choices in the future, and in July 2020, TVA made a proposal to MLGW that highlights the benefits of remaining a TVA customer.

Contract Balances

        Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA does not have any material contract assets at June 30, 2020.

        Contract liabilities represent an entity's obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation. TVA does not have any material contract liabilities at June 30, 2020.

        Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in certain business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $78 million and $76 million during the three months ended June 30, 2020 and 2019, respectively. Incentives recorded as a reduction to revenue were $238 million and $231 million during the nine months ended June 30, 2020 and 2019, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At June 30, 2020, and September 30, 2019, the outstanding unpaid incentives were $169 million and $157 million, respectively. These incentives may be subject to clawback provisions if the customers fail to meet certain program requirements. In April 2020, TVA established flexibility provisions to support the continued operations and recovery of participating customers impacted by the COVID-19 pandemic.

17.  Other Income (Expense), Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income (Expense), Net
	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
Bellefonte deposit	$—	$—	$—	$21
Interest income	3	7	14	19
External services	3	3	9	9
Gains (losses) on investments	10	3	4	2
Miscellaneous	—	1	—	1
Total Other income (expense), net	$16	$14	$27	$52

During the three months ended June 30, 2020, Other income (expense), net increased $2 million as compared to the same period of the prior year, driven by an increase of $7 million in Gains on investments primarily related to unrealized gains on the SERP and DCP investments as a result of higher volatility in the financial markets associated with the COVID-19 pandemic. Partially offsetting this increase was a decrease of $4 million related to Interest income primarily as a result of lower interest rates.

During the nine months ended June 30, 2020, Other income (expense), net decreased $25 million, primarily driven by $21 million of other income in 2019 related to a deposit liability received by TVA as a down payment on the sale of Bellefonte Nuclear Plant ("Bellefonte"). The purchaser, Nuclear Development, LLC, failed to fulfill the requirements of the sales contract with respect to obtaining NRC approval of the transfer of required nuclear licenses and payment of the remainder of the selling price before the November 30, 2018, closing date. See Note 20 — Contingencies and Legal Proceedings — Legal Proceedings for a discussion of the lawsuit filed by Nuclear Development, LLC.

18. Supplemental Cash Flow Information

        Construction in progress and Nuclear fuel expenditures included in Accounts payable and accrued liabilities at June 30, 2020 and 2019, were $339 million and $266 million, respectively, and are excluded from the Statements of Consolidated Cash Flows for the nine months ended June 30, 2020 and 2019, as non-cash investing activities.

Excluded from the Statements of Consolidated Cash Flows at June 30, 2020 and 2019, as non-cash financing activities were lease obligations incurred related to lease equipment of $3 million and $6 million, respectively.

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and nine months ended June 30, 2020 and 2019, were as follows:

Components of TVA's Benefit Plans(1)
	For the Three Months Ended June 30				For the Nine Months Ended June 30
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$14	$11	$4	$2	$41	$33	$12	$8
Interest cost	104	125	4	5	312	374	12	14
Expected return on plan assets	(122)	(119)	—	—	(366)	(358)	—	—
Amortization of prior service credit	(25)	(25)	(6)	(6)	(73)	(74)	(18)	(18)
Recognized net actuarial loss	109	84	2	1	327	252	7	3
Total net periodic benefit cost as actuarially determined	80	76	4	2	241	227	13	7
Amount (capitalized) / expensed due to actions of regulator	(3)	—	—	—	(11)	1	—	—
Total net periodic benefit cost	$77	$76	$4	$2	$230	$228	$13	$7
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

        TVA's minimum required pension plan contribution for 2020 is $300 million. TVA contributes $25 million per month to TVARS and as of June 30, 2020, had contributed $225 million. The remaining $75 million will be contributed by September 30, 2020. For the nine months ended June 30, 2020, TVA also contributed $67 million to the 401(k) plan, $19 million (net of $4 million in rebates) to the other post-retirement plans, and $5 million to the SERP.

        Financial markets have experienced higher volatility since September 30, 2019, due to the COVID-19 pandemic. The uncertainty as to the duration and severity of the COVID-19 pandemic has resulted in significantly lower market valuations for many investments. The impact of these events on TVA’s pension system is reflected in changes in the asset portfolio values from $8.0 billion at September 30, 2019, to $6.8 billion at March 31, 2020, and rebounding to $7.8 billion at June 30, 2020. TVA has not determined at this time whether additional contributions will be made to TVARS during 2020. Additionally, other post-retirement contributions related to the retiree health plans may be higher than previously assumed as a result of the COVID-19 pandemic increasing health care costs, but cannot be estimated at this time.

        The ultimate impact of the COVID-19 pandemic on the pension plan and other post-retirement plans depends on factors beyond TVA’s knowledge or control, including the duration and severity of this outbreak, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region’s economy. Therefore, TVA cannot estimate the potential impact to the pension plan and other post-retirement plans at this time.

20.  Contingencies and Legal Proceedings

Contingencies

Nuclear Insurance.  Section 170 of the Atomic Energy Act, commonly known as the Price-Anderson Act, provides a layered framework of financial protection to compensate for liability claims of members of the public for personal injury and property damages arising from a nuclear incident in the U.S. This financial protection consists of two layers of coverage:

•The primary level is private insurance underwritten by American Nuclear Insurers ("ANI") and provides public liability insurance coverage of $450 million for each nuclear power plant licensed to operate. If this amount is not sufficient to cover claims arising from a nuclear incident, the second level, Secondary Financial Protection, applies.

•Within the Secondary Financial Protection level, the licensee of each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of approximately $138 million per reactor per incident. With TVA's seven reactors, the maximum total contingent obligation per incident is $963 million. This retrospective premium is payable at a maximum rate currently set at approximately $20 million per year per incident per reactor. Currently, 97 reactors are participating in the Secondary Financial Protection program.

In the event that a nuclear incident results in public liability claims, the primary level provided by ANI combined with the Secondary Financial Protection should provide up to approximately $13.8 billion in coverage.

        Federal law requires that each NRC power reactor licensee obtain property insurance from private sources to cover the cost of stabilizing and decontaminating a reactor and its station site after an accident. TVA carries property, decommissioning liability, and decontamination liability insurance from Nuclear Electric Insurance Limited ("NEIL"). The limits for each site vary depending on the site and range from up to $2.1 billion to $2.8 billion available for a loss at TVA's three sites. Some of this insurance may require the payment of retrospective premiums up to a maximum of approximately $145 million.

TVA purchases accidental outage (business interruption) insurance for TVA's nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) with a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $43 million, but only to the extent the retrospective premium is deemed necessary by the NEIL Board of Directors to pay losses unable to be covered by NEIL's surplus.

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to nuclear generating plants, coal-fired generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. See Note 11 — Asset Retirement Obligations.

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At June 30, 2020, $3.2 billion, representing the discounted value of future estimated decommissioning costs, was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. Decommissioning costs studies are updated for each of TVA's nuclear units at least every five years.

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

Non-Nuclear Decommissioning.  The estimated future non-nuclear decommissioning ARO was $2.8 billion at June 30, 2020.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to costs of $132 million from 2020 to 2024, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of approximately $1.0 billion from 2020 to 2024 relating to TVA's CCR conversion program, as well as expenditures of approximately $211 million from 2020 to 2024 relating to compliance with Clean Water Act requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in contamination that TVA is addressing.  At both June 30, 2020, and September 30, 2019, TVA's estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $15 million on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

        Potential Liability Associated with Workers' Exposure to CCR Materials. In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee certain aspects of the cleanup. After the cleanup was completed, Jacobs was sued in the United States District Court for the Eastern District of Tennessee ("Eastern District") by employees of a contractor involved in the cleanup and family members of some of the employees. The plaintiffs alleged that Jacobs had failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs alleged that exposure to the fly ash caused a variety of significant health issues and illnesses, including in some cases death. The case was split into two phases, with the first phase considering, among other issues, general causation and the second determining specific causation and damages. On November 7, 2018, a jury hearing the first phase returned a verdict in favor of the plaintiffs, including determinations that Jacobs failed to adhere to its contract with TVA or the Site Wide Safety and Health Plan; Jacobs failed to provide reasonable care to the plaintiffs; and Jacobs's failures were capable of causing a list of medical conditions, ranging from hypertension to cancer. On January 11, 2019, the Eastern District referred the parties to mediation. Mediation has concluded, but the parties did not resolve the matter. The litigation will now proceed to the second phase on the question of whether Jacobs's failures did in fact cause the plaintiffs' alleged injuries and damages.
        On May 13, 2019, an additional group of contractor employees and family members filed suit against Jacobs in the Circuit Court for Roane County, Tennessee. These plaintiffs have raised similar claims to those being litigated in the case referenced above.

        While TVA is not a party to either of these lawsuits, TVA may potentially have an indemnity obligation to reimburse Jacobs for some amounts that Jacobs is required to pay. TVA will continue monitoring the litigation to determine whether these or similar cases could have broader implications for the utility industry. TVA does not expect any potential liability to have a material adverse impact on its results of operations or financial condition.

Legal Proceedings

        From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At June 30, 2020, TVA had accrued $14 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $13 million is included in Other long-term liabilities and $1 million is included in Accounts payable and accrued liabilities. No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the Environmental Protection Agency ("EPA") and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"). Under the Environmental Agreements, TVA committed to, among other things, take actions regarding coal units that have been completed. TVA also agreed to invest $290 million in certain TVA environmental projects of which TVA had spent approximately $279 million as of June 30, 2020. In exchange for these commitments, most past claims against TVA based on alleged New Source Review and associated violations were waived and cannot be brought against TVA. Future claims, including those for sulfuric acid mist and GHG emissions, can still be brought against TVA.

        The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the June 30, 2020, Consolidated Balance Sheets. In conjunction with the approval of the

Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the Environmental Agreements as regulatory assets, and they are included as such on the June 30, 2020, Consolidated Balance Sheets and will be recovered in rates in future periods.

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

        In December 2019, the federal court ruled that the local governments did not have standing to assert representative claims on behalf of their citizens and rejected their motion to proceed as a class action on behalf of their citizens because of the dissimilarity of the injuries allegedly suffered by the local governments (lost tax revenue) and the personal injuries and personal medical expenses allegedly suffered by the individuals. The court indicated, however, that the local governments may have legal standing to assert claims for their direct injuries (claims relating to municipally owned property) and directed the local governments to file an amended pleading in conformance with the court's order by January 16, 2020. The plaintiffs filed their amended complaint on January 15, 2020. On February 26, 2020, TVA and Jacobs moved to dismiss the amended complaint and the court has not yet ruled on this motion. Discovery is ongoing, and trial is set for April 20, 2021.

        Class Action Lawsuit Involving Kingston Fossil Plant. On November 7, 2019, a resident of Roane County, Tennessee, filed a proposed class action lawsuit against Jacobs and TVA in the Eastern District. The complaint alleges that the class representative and all other members of the proposed class were damaged as a result of the 2008 ash spill at Kingston and the resulting cleanup activities. The complaint alleges, among other things, that (1) TVA was negligent in its construction and operation of the Kingston CCR facility, (2) TVA and Jacobs failed to take proper measures to mitigate environmental and health risks during the cleanup response, and (3) TVA and Jacobs misled the community about health and environmental risks associated with exposure to coal fly ash. The complaint seeks monetary damages and injunctive relief in the form of an order requiring the defendants to establish a blood testing program and medical monitoring protocol and to remediate damage to the properties of the proposed class. On April 22, 2020, TVA moved to dismiss the complaint and the court has not yet ruled on this motion.

        Case Involving Bull Run Fossil Plant. On February 5, 2020, two plaintiffs who reside near Bull Run filed suit against TVA in the Circuit Court for Anderson County, Tennessee, on behalf of themselves and their two minor children. The plaintiffs allege that they and their children were injured from direct exposures to CCR material originating from Bull Run and from second-hand exposures to coal ash through contact with a family member who worked at an undisclosed TVA facility. TVA removed the case to the Eastern District on March 5, 2020, and the plaintiffs filed an amended complaint in federal court on
March 12, 2020. On June 19, 2020, TVA moved to dismiss the amended complaint and the court has not yet ruled on this motion.

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

        Case Involving Bellefonte Nuclear Plant. On November 30, 2018, Nuclear Development, LLC, filed suit against TVA in the Northern District. The plaintiff alleges that TVA breached its agreement to sell Bellefonte to the plaintiff. The plaintiff seeks, among other things, (1) an injunction requiring TVA to maintain Bellefonte and the associated NRC permits until the case is concluded, (2) an order compelling TVA to complete the sale of Bellefonte to the plaintiff, and (3) if the court does not order TVA to complete the sale, monetary damages in excess of $30 million. On December 26, 2018, Nuclear Development, LLC, and TVA filed a joint stipulation with the court. Under the stipulation, Nuclear Development, LLC, withdrew its request for an expedited hearing on its injunction in exchange for TVA's agreement to continue to maintain Bellefonte in accordance with the NRC permits and to give Nuclear Development, LLC, and the court five days prior notice of any filing by TVA to terminate the permits or sell the site. TVA filed a motion to dismiss the case on February 4, 2019. On May 15, 2019, the court denied TVA's motion. Discovery is ongoing, and the case is scheduled to be ready for trial by December 2020.

Case Involving Rate Changes. On June 9, 2020, a proposed class action lawsuit was filed in federal court in Abingdon, Virginia, by a LPC customer, asserting claims for breach of contract and violation of the Administrative Procedure Act. The lawsuit alleges that the customers of TVA's LPCs are third-party beneficiaries under TVA's wholesale power contracts with its LPCs and that TVA’s rate changes dating back to 2010 violate Section 11 of the TVA Act. Section 11 of the TVA Act establishes the broad policy that TVA power projects shall be considered primarily for the benefit of the people of the Tennessee Valley and that service to industry is a secondary purpose to be used principally to secure a sufficiently high load factor and revenue returns to permit domestic and rural use at the lowest possible rates. The remedies requested include an injunction prohibiting TVA rate changes that violate Section 11, monetary damages, and repayment of rates charged in violation of Section 11.

21. Subsequent Events

Redemption of Power Bonds

On June 15, 2020, TVA provided notice of its intent to redeem on July 15, 2020, all of its 6.235 percent 1995 Series B Power Bonds (CUSIP number 880591CF7) due July 15, 2045. The bonds, with a principal amount outstanding of $140 million, were redeemed at 100 percent of par value.

United States Credit Rating

On July 31, 2020, Fitch Ratings affirmed the United States' Long-Term Foreign-Currency, Local-Currency, and Issuer Default Ratings ("credit ratings") at AAA, but revised the ratings outlooks from stable to negative. The change in outlooks on the United States’ credit ratings is expected to result in a similar action by Fitch Ratings on the outlook for TVA’s credit ratings.

Federal Contracting and Hiring Practices

On August 3, 2020, President Trump issued an "Executive Order ("EO") on Aligning Federal Contracting and Hiring Practices With the Interests of American Workers." Among other things, the EO directs federal agencies to review their contracting and hiring practices and assess negative impacts from the use of temporary foreign labor or offshoring of work. TVA is reviewing this EO and has not yet determined the extent to which this EO may impact TVA’s operations.

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

Executive Overview

TVA's net income for the three and nine months ended June 30, 2020, was $205 million and $652 million, respectively, as compared with net income of $165 million and $829 million for the same periods of the prior year. While weather is typically one of the primary drivers of TVA's sales and revenue, impacts due to the Coronavirus Disease 2019 ("COVID-19") pandemic had a greater impact on sales of electricity for the third quarter of 2020. TVA estimates base revenues were reduced by approximately $130 million for the nine months ended June 30, 2020 due to the impacts of COVID-19, and based on current estimates, TVA anticipates base revenue could be up to $100 million lower than plan for the fourth quarter of 2020. It is uncertain at this time the extent to which TVA's revenues may be impacted beyond 2020. In addition, TVA's service territory experienced overall milder weather during the nine months ended June 30, 2020, despite record-setting heat experienced during October 2019 and record-setting cold during November 2019. This overall milder weather drove lower energy sales. As such, revenue from sales of electricity decreased $721 million for the nine months ended June 30, 2020, as compared to the same period of the prior year.

Fuel and purchased power expense decreased $290 million for the nine months ended June 30, 2020, as compared to the same period of the prior year. This decrease was primarily due to lower energy sales, as well as lower effective fuel and purchased power rates and availability of lower cost TVA-owned generation. Operating and maintenance expense decreased $275 million for the nine months ended June 30, 2020, as compared to the same period of the prior year. This was primarily driven by prior year recovery of the regulatory asset for environmental cleanup costs related to the Kingston ash spill. Depreciation and amortization expense increased $43 million for the nine months ended June 30, 2020, as compared to the same period of the prior year. This increase was primarily due to net additions to Completed plant.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States. TVA continues to coordinate with local power company customers (“LPCs”) and partners to understand the impact to its service territory. During March 2020, the TVA Board approved the Public Power Support and Stabilization Program, offering up to $1.0 billion of credit support to provide temporary financial relief for its LPCs in the form of deferred payments of power bills under certain circumstances. Operations and delivery of energy to customers have not been materially impacted at this time. TVA continues to monitor the situation and will adjust its response as necessary to ensure reliable service while protecting the safety and health of its workforce and sustaining business operations.
        TVA continues to maintain 99.999 percent reliability in delivering energy to its customers. TVA's reliability and economic development efforts continue to attract and encourage the expansion of business and industries in the Tennessee Valley, with over $7.1 billion in investments and more than 58,400 jobs created or retained through the third quarter of 2020.

Results of Operations

Sales of Electricity

        Sales of electricity for the three months ended June 30, 2020 and 2019, were 34,272 and 37,272 millions of kWh, respectively. Sales of electricity for the nine months ended June 30, 2020 and 2019 were 108,396 and 113,609 millions of kWh, respectively. The following charts show a breakdown of TVA's sales of electricity by customer type for the periods indicated:

Sales of Electricity	Sales of Electricity
Three Months Ended June 30	Nine Months Ended June 30
(millions of kWh)	(millions of kWh)

        The following charts show a breakdown of TVA's energy load:

Total Energy Load
Small Commercial & Industrial (<1MW): 25%
Medium Commercial & Industrial (>1MW): 10%
Large Industrial (>5MW): 25%
Residential: 40%

Note
Information included in the charts above was derived from energy usage of directly served customers and customers served by LPCs during calendar year 2019, and these graphs will continue to be updated on a calendar year basis.

Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit. Although weather is generally the primary driver of changes in demand for TVA power, the COVID-19 pandemic has had a greater impact on sales of electricity for the three months ended June 30, 2020.

	Degree Days
	Variation from Normal						Variation from Prior Period
	2020	Normal	Percent Variation	2019	Normal	Percent Variation	Percent Change
Heating Degree Days
Three Months Ended June 30	305	191	59.7%	139	191	(27.2)%	119.4%
Nine Months Ended June 30	3,039	3,362	(9.6)%	3,219	3,350	(3.9)%	(5.6)%

Cooling Degree Days
Three Months Ended June 30	473	565	(16.3)%	612	565	8.3%	(22.7)%
Nine Months Ended June 30	586	619	(5.3)%	730	617	18.3%	(19.7)%

        Sales of electricity decreased approximately eight percent for the three months ended June 30, 2020, as compared to the same period of the prior year. This was primarily due to decreased sales volume as a result of the COVID-19 pandemic, which accounted for approximately 75 percent of the change in sales of electricity from the prior period. Also, the Tennessee Valley's weather averaged milder temperatures over this period, thereby reducing energy sales. Cooling degree days generally have a greater impact on sales of electricity per degree day. As such, the decrease in cooling degree days for the three months ended June 30, 2020, resulted in a net decrease in sales of electricity.

        Sales of electricity decreased approximately five percent for the nine months ended June 30, 2020, as compared to the same period of the prior year. This was primarily due to decreased sales volume driven predominantly by overall milder weather and the COVID-19 pandemic, which each accounted for approximately 50 percent of the change in sales of electricity from the prior period. During October 2019, TVA recorded its third largest peak power demand for the month of October, and during November 2019, TVA recorded its highest peak power demand for the month of November. Despite record-setting heat experienced during October 2019 and record-setting cold during November 2019, TVA's service territory experienced overall milder weather during the nine months ended June 30, 2020.

Financial Results

        The following table compares operating results for the three and nine months ended June 30, 2020 and 2019:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended June 30			Nine Months Ended June 30
	2020	2019	Percent Change	2020	2019	Percent Change
Operating revenues	$2,251	$2,604	(13.6)%	$7,350	$8,079	(9.0)%
Operating expenses	1,716	2,088	(17.8)%	5,676	6,206	(8.5)%
Operating income	535	516	3.7%	1,674	1,873	(10.6)%
Other income (expense), net	16	14	14.3%	27	52	(48.1)%
Other net periodic benefit cost	63	65	(3.1)%	190	194	(2.1)%
Interest expense	283	300	(5.7)%	859	902	(4.8)%
Net income (loss)	$205	$165	24.2%	$652	$829	(21.4)%

Operating Revenues.  Operating revenues for the three and nine months ended June 30, 2020 and 2019, consisted of the following:

Operating Revenues Three Months Ended June 30	Operating Revenues Nine Months Ended June 30

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues during the nine months ended June 30, 2020. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues during the nine months ended June 30, 2019. In May 2020, MLGW published a draft Integrated Resource Plan to guide energy choices in the future, and in July 2020, TVA made a proposal to MLGW that highlights the benefits of remaining a TVA customer.

TVA's current rate structure provides pricing signals intended to signal higher cost periods to serve its customers and capture a portion of TVA's fixed costs in fixed charges.  The structure includes three base revenue components: time of use demand charges, time of use energy charges, and a grid access charge ("GAC").  The demand charges are based upon the customer's peak monthly usage and increase as the peak increases. The energy charges are based on time differentiated kWh used by the customer.  Both of these components can be significantly impacted by weather. The GAC captures a portion of fixed costs and is offset by a corresponding reduction to the energy rates.  The GAC also reduces the impact of weather variability to the overall rate structure.

Additionally, at its August 2019 meeting, the TVA Board approved a 20-year Partnership Agreement option that better aligns the length of LPC contracts with TVA's long-term commitments. Participating LPCs will receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of August 3, 2020, 141 LPCs had signed the 20-year Partnership Agreement with TVA.

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

        The changes in revenue components for the three and nine months ended June 30, 2020, compared to the three and nine months ended June 30, 2019, are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended June 30			Nine Months Ended June 30
	2020	2019	Change	2020	2019	Change
Base revenue
Energy revenue	$1,011	$1,171	$(160)	$3,190	$3,596	$(406)
Demand revenue	750	849	(99)	2,427	2,565	(138)
Grid access charge	149	64	85	448	193	255
Long-term partnership credits for LPCs	(38)	—	(38)	(108)	—	(108)
Other charges and credits(1)	(137)	(144)	7	(447)	(460)	13
Total base revenue	1,735	1,940	(205)	5,510	5,894	(384)
Fuel cost recovery	480	623	(143)	1,724	2,061	(337)
Off-system sales	1	2	(1)	3	3	—
Revenue from sales of electricity	2,216	2,565	(349)	7,237	7,958	(721)
Other revenue	35	39	(4)	113	121	(8)
Total operating revenues	$2,251	$2,604	$(353)	$7,350	$8,079	$(729)
Note
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and interruptible credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 16 — Revenue.

        Operating revenues decreased $353 million for the three months ended June 30, 2020, as compared to the same period of the prior year, primarily due to a $205 million decrease in base revenue and a $143 million decrease in fuel cost recovery revenue. The $205 million decrease in base revenue was driven by a decrease of $163 million attributable to lower sales volume and a decrease of $42 million attributable to lower effective rates. The $143 million decrease in fuel cost recovery revenue was driven by a $94 million decrease attributable to lower fuel rates and a $49 million decrease attributable to lower energy sales during the quarter. Lower energy sales resulted primarily from the impact of the COVID-19 pandemic, which accounted for approximately $120 million of decreased sales. TVA's service area also experienced milder weather during the three months ended June 30, 2020, as compared to the prior period.
        Operating revenues decreased $729 million for the nine months ended June 30, 2020, as compared to the same period of the prior year, primarily due to a $384 million decrease in base revenue and a $337 million decrease in fuel cost recovery revenue. The $384 million decrease in base revenue was driven by a decrease of $258 million attributable to lower sales volume and a decrease of $126 million attributable to lower effective rates. The $337 million decrease in fuel cost recovery revenue was driven by a $241 million decrease attributable to lower fuel rates and a $96 million decrease attributable to lower energy sales during the period. Lower energy sales resulted primarily from the COVID-19 pandemic, which accounted for approximately $130 million of decreased sales, and the overall milder weather for the Tennessee Valley service area during the nine months ended June 30, 2020.

Operating Expenses. Operating expenses for the three and nine months ended June 30, 2020 and 2019, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended June 30			Nine Months Ended June 30
	2020	2019	Change	2020	2019	Change
Operating expenses
Fuel	$312	$417	$(105)	$1,164	$1,359	$(195)
Purchased power	209	223	(14)	680	775	(95)
Operating and maintenance	681	744	(63)	2,014	2,289	(275)
Depreciation and amortization	389	576	(187)	1,430	1,387	43
Tax equivalents	125	128	(3)	388	396	(8)
Total operating expenses	$1,716	$2,088	$(372)	$5,676	$6,206	$(530)

Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019

Fuel expense decreased $105 million for the three months ended June 30, 2020, as compared to the same period of the prior year. This decrease was primarily due to lower effective fuel rates of $80 million, resulting from lower natural gas prices and more hydroelectric generation. Also, the COVID-19 pandemic and milder weather reduced demand, resulting in a decrease in volume of $33 million. Partially offsetting these decreases was an increase of $8 million in fuel rate recovery.
Purchased power expense decreased $14 million for the three months ended June 30, 2020, as compared to the same period of the prior year. This was due to a reduction in volume driven by decreased demand from the COVID-19 pandemic and milder weather.

Operating and maintenance expense decreased $63 million for the three months ended June 30, 2020, as compared to the same period of the prior year. This was primarily driven by a decrease of $22 million in project write-offs and materials and supplies inventory reserves and write-offs related to the retirement of Bull Run and Paradise. Additionally, $65 million of prior year recovery of the regulatory asset for Environmental cleanup costs related to the Kingston ash spill contributed to the decrease. Partially offsetting these decreases was $20 million of increased payroll and benefit costs due to labor escalation for cost of living increases and an increase of $15 million due to additional planned nuclear outage days. In addition, contract labor related to timing of nuclear outages, emergent work, and contract model transition contributed $11 million to the increase.

Depreciation and amortization expense decreased $187 million for the three months ended June 30, 2020, as compared to the same period of the prior year.  This was primarily driven by a net decrease in depreciation expense of $199 million related to the decision in the second quarter of 2019 to accelerate the retirements of Bull Run and Paradise. As Paradise was fully depreciated prior to the third quarter of 2020, no depreciation was recognized for the three months ended June 30, 2020. Partially offsetting this decrease was a $6 million increase in amortization expense of non-nuclear decommissioning costs recovered in rates. The remaining variance was due to depreciation of additions to Completed plant.
Tax equivalents expense decreased $3 million for the three months ended June 30, 2020, as compared to the same period of the prior year. The change is primarily driven by a decrease in the tax equivalents collected in the fuel rate recovery.
Nine Months Ended June 30, 2020, Compared to Nine Months Ended June 30, 2019

Fuel expense decreased $195 million for the nine months ended June 30, 2020, as compared to the same period of the prior year. Lower effective fuel rates contributed $200 million to the decrease, resulting from lower natural gas prices. Also, the COVID-19 pandemic and milder weather reduced demand, resulting in a decrease in volume of $34 million. Partially offsetting these decreases was an increase of $39 million driven by variances in fuel rate recovery.
Purchased power expense decreased $95 million for the nine months ended June 30, 2020, as compared to the same period of the prior year. This was primarily due to a decrease in volume of $111 million driven by decreased demand from the COVID-19 pandemic and overall milder weather. Partially offsetting this decrease was an increase of $20 million in fuel rate recovery.
Operating and maintenance expense decreased $275 million for the nine months ended June 30, 2020, as compared to the same period of the prior year. This was primarily driven by a decrease of $148 million in project write-offs and materials and supplies inventory reserves and write-offs related to the retirement of Bull Run and Paradise. Additionally, $195 million of prior year recovery of the regulatory asset for Environmental cleanup costs related to the Kingston ash spill contributed to the decrease. Partially offsetting these decreases were $69 million of increased payroll and benefit costs due to labor escalation for cost of living increases, $24 million of increased contract labor related to timing of nuclear outages, emergent work, and contract model transition, and a $15 million increase to TVA's capital spare program.

Depreciation and amortization expense increased $43 million for the nine months ended June 30, 2020, as compared to the same period of the prior year.  This was primarily driven by net additions to Completed plant of $23 million and an increase of $19 million in amortization expense of non-nuclear decommissioning costs recovered in rates.

Tax equivalents expense decreased $8 million for the nine months ended June 30, 2020, as compared to the same period of the prior year. The change is primarily driven by a decrease in the tax equivalents collected in the fuel rate recovery.

The following tables show TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Three Months Ended June 30
	2020		2019
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	2,835	8%	5,774	15%	(2,939)	(51)%
Nuclear	15,223	44%	16,438	44%	(1,215)	(7)%
Hydroelectric	4,273	12%	3,503	9%	770	22%
Natural gas and/or oil-fired	7,929	23%	7,129	19%	800	11%
Total TVA-operated generation facilities(1)	30,260	87%	32,844	87%	(2,584)	(8)%
Purchased power (non-renewable)(2)	2,360	7%	2,853	8%	(493)	(17)%
Purchased power (renewable)(3)	2,232	6%	2,081	5%	151	7%
Total purchased power	4,592	13%	4,934	13%	(342)	(7)%
Total power supply	34,852	100%	37,778	100%	(2,926)	(8)%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Includes generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 1,013 million kWh and 882 million kWh for the three months ended June 30, 2020 and 2019, respectively.
(3) Includes purchased power from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Nine Months Ended June 30
	2020		2019
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	11,767	11%	17,971	16%	(6,204)	(35)%
Nuclear	47,740	43%	46,890	41%	850	2%
Hydroelectric	12,869	12%	13,162	11%	(293)	(2)%
Natural gas and/or oil-fired	23,791	21%	20,690	18%	3,101	15%
Total TVA-operated generation facilities(1)	96,167	87%	98,713	86%	(2,546)	(3)%
Purchased power (non-renewable)(2)	7,565	7%	10,299	9%	(2,734)	(27)%
Purchased power (renewable)(3)	6,531	6%	6,202	5%	329	5%
Total purchased power	14,096	13%	16,501	14%	(2,405)	(15)%
Total power supply	110,263	100%	115,214	100%	(4,951)	(4)%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Includes generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 2,932 million kWh and 2,887 million kWh for the nine months ended June 30, 2020 and 2019, respectively.
(3) Includes purchased power from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

Interest Expense.  Interest expense and interest rates for the three and nine months ended June 30, 2020 and 2019, were as follows:

Interest Expense and Rates(4)
	Three Months Ended June 30			Nine Months Ended June 30
	2020	2019	Percent Change	2020	2019	Percent Change
Interest expense(1)	$283	$300	(5.7)%	$859	$902	(4.8)%

Average blended debt balance(2)	22,159	23,117	(4.1)%	22,079	23,449	(5.8)%

Average blended interest rate(3)	4.96%	4.94%	0.4%	5.04%	4.90%	2.9%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of VIE, and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.
(4) There were no Allowance for Funds Used During Construction amounts for the periods shown above.

        Total interest expense decreased $17 million for the three months ended June 30, 2020, as compared to the same period of the prior year.  This was primarily driven by a decrease of $10 million due to lower average debt balances and a decrease of $7 million as a result of lower short-term rates.

        Total interest expense decreased $43 million for the nine months ended June 30, 2020, as compared to the same period of the prior year.  This was primarily driven by a decrease of $33 million due to lower average debt balances and a decrease of $10 million as a result of lower short-term rates.

        Other Income (Expense), Net. During the three months ended June 30, 2020, Other income (expense), net increased $2 million as compared to the same period of the prior year, driven by an increase of $7 million in Gains on investments primarily related to unrealized gains on the Supplemental Executive Retirement Plan ("SERP") and Deferred Compensation Plan ("DCP") investments as a result of higher volatility in the financial markets associated with the COVID-19 pandemic. Partially offsetting this increase was a decrease of $4 million related to Interest income primarily as a result of lower interest rates.

During the nine months ended June 30, 2020, Other income (expense), net decreased $25 million, primarily driven by $21 million of other income in 2019 related to a deposit liability received by TVA as a down payment on the sale of Bellefonte Nuclear Plant ("Bellefonte"). The purchaser, Nuclear Development, LLC, failed to fulfill the requirements of the sales contract with respect to obtaining Nuclear Regulatory Commission ("NRC") approval of the transfer of required nuclear licenses and payment of the remainder of the selling price before the November 30, 2018, closing date. See Note 20 — Contingencies and Legal Proceedings — Legal Proceedings for a discussion of the lawsuit filed by Nuclear Development, LLC.

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

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at June 30, 2020, were $20.9 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below, Note 6 — Leases, and Note 9 — Variable Interest Entities), could provide supplementary funding if needed. Currently, TVA believes that it has adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade through a combination of Bonds, additional power revenues through power rate increases, cost reductions, or other ways. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

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

Due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its target balance of Cash and cash equivalents beginning in March 2020 by $500 million through discount note issuances. TVA has maintained continued debt market access since the outbreak of the pandemic. TVA successfully funded the maturity of $1.0 billion of power bonds in March 2020 with cash from operations and proceeds from the issuance of discount notes. TVA's next material power bond maturity of $1.5 billion is in February 2021. In May 2020, TVA issued $1.0 billion of power bonds to take advantage of the historically low interest rate environment and to meet its ongoing funding needs.

        In response to the COVID-19 pandemic, the TVA Board approved the Public Power Support and Stabilization Program, which includes alternative wholesale payment arrangements for LPCs, on March 25, 2020. Under these arrangements, TVA is offering up to $1.0 billion of credit support to LPCs, that demonstrate the need for temporary financial relief, through the deferral of a portion of LPCs' wholesale power payments owed to TVA. The program, which began in April 2020, requires LPCs to apply monthly and is subject to approval by TVA. If approved, TVA will establish a repayment schedule based on the LPC's need, not to exceed two years, and an initial repayment date will be approved by TVA no later than December 31, 2020. As of August 3, 2020, $1 million of credit support has been approved under the Public Power Support and Stabilization Program. These actions continue to show TVA's commitment to support the financial integrity of LPCs during challenging economic conditions caused by the COVID-19 pandemic.

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At June 30, 2020, the average maturity of long-term power bonds was 15.46 years, and the average interest rate was 4.57 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at June 30, 2020. During the third quarter of 2020, TVA made the final payment on the secured notes that were assumed in a prior year asset acquisition. Therefore, TVA had no secured notes outstanding at June 30, 2020. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowing Table
	At June 30, 2020	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020	At June 30, 2019	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount Notes	$777	$1,152	$909	$1,445	$1,475	$1,783
Maximum Month-End Gross Amount Outstanding (During Period)
Discount Notes	N/A	$1,800	$1,875	N/A	$1,622	$2,390
Weighted Average Interest Rate
Discount Notes	0.11%	0.19%	0.90%	2.25%	2.41%	2.35%

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 9 — Variable Interest Entities and Note 12 — Debt and Other Obligations for information about TVA's lease financing activities. During 2017 and 2016, TVA acquired 100 percent of the equity interests in certain SPEs created for the purpose of facilitating lease financing. TVA may seek to enter into similar arrangements in the future. In March 2019, TVA made final rent payments under lease/leaseback transactions involving eight CTs, and in July 2019, these transactions were terminated. In May 2020, TVA made final rent payments under lease/leaseback transactions involving eight additional CTs.

Summary Cash Flows

        A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash were $823 million at June 30, 2020, compared to $323 million at June 30, 2019. A summary of cash flow components for the nine months ended June 30, 2020 and 2019, follows:

 Cash provided by (used in):

Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

        Net cash flows provided by operating activities increased $17 million for the nine months ended June 30, 2020, as compared to the same period of the prior year. The increase was due to lower fuel and purchased power payments as a result of lower natural gas prices and decreased demand from the COVID-19 pandemic and overall milder weather. Lower interest payments also contributed to the increase. These increases were partially offset by lower revenue collections due to decreased sales of electricity driven predominately by overall milder weather and the COVID-19 pandemic, in addition to lower effective rates as a result of the long-term partnership credits for LPCs.

        Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities decreased $66 million for the nine months ended June 30, 2020, as compared to the same period of the prior year driven by the completion of the Browns Ferry extended power uprate in the prior year. This decrease was partially offset by an increase in expenditures for the Boone Dam and Pickwick South Embankment Remediation projects and increases in nuclear fuel expenditures. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

        Net cash used in financing activities decreased $417 million for the nine months ended June 30, 2020, as compared to the same period of the prior year driven by the increase in net debt issuances to fund power bond maturities and to increase the Cash and cash equivalents target balance by $500 million due to higher volatility in the financial markets associated with the COVID-19 pandemic.

        As a result of certain commercial and industrial customers curtailing operations in response to the COVID-19 pandemic, TVA experienced decreases in base revenue. TVA estimates base revenues were reduced by approximately $130 million for the nine months ended June 30, 2020 due to the impacts of COVID-19, and based on current estimates, TVA anticipates base revenue could be up to $100 million lower than plan for the fourth quarter of 2020. It is uncertain at this time the extent to which TVA's revenues may be impacted beyond 2020. Due to expected reductions in revenue associated with the COVID-19 pandemic, TVA is implementing various cost savings initiatives such as deferring and prioritizing certain capital projects, and decreasing discretionary spending. TVA may also experience an increase in interest cost, fuel cost, and other additional operating costs. The ultimate impact of the COVID-19 pandemic on TVA's financial condition depends on factors beyond TVA’s knowledge or control, including the duration and severity of this outbreak, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region’s economy.

        Contractual Obligations
        TVA has obligations and commitments to make future payments under certain contracts. During the nine months ended June 30, 2020, there were no material changes in TVA's contractual obligations outside of the ordinary course of business. TVA's contractual obligations are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 21 — Benefit Plans of the Notes to Consolidated Financial Statements in the Annual Report.

Key Initiatives and Challenges

Coronavirus Pandemic

        In December 2019, a novel strain of coronavirus was reported in China. As this strain continued to spread across the globe, the World Health Organization declared the outbreak of the 2019 novel coronavirus a pandemic on March 11, 2020. TVA has performed risk analyses across the company to determine potential impacts and monitor performance throughout the situation and has implemented a company-wide pandemic plan to address specific aspects of the COVID-19 pandemic. TVA’s pandemic plan continues to evolve based on medical guidance and federal, regional, and local guidelines. Based on ongoing monitoring, COVID-19 continues to pose a significant risk in the U.S. and in the Tennessee Valley region, and as a result TVA has extended the timeframe for workforce reintegration and continues to limit non-essential travel. Mandatory telework has been implemented for those employees who do not have to be physically present at a TVA facility or office building to provide mission-essential activities or produce safe, reliable power. TVA continues to implement strong physical and cybersecurity measures to ensure that systems remain functional to keep employees, customers, and communities safe and enable TVA to continue achieving its mission to serve the people of the Valley.

Certain TVA recreation areas including TVA campgrounds, day use areas, trails, and undeveloped lands have reopened since TVA had initially closed them to slow the spread of the virus. However, for public and staff safety, areas of routine gatherings remain closed at TVA's developed recreation areas. These changes will continue until it is safe to resume full operations.

In addition to measures to protect its workforce, stakeholders, and critical operations, TVA is actively monitoring generation, transmission, and distribution functions. Operations and delivery of energy to customers have not been materially impacted. Certain commercial and industrial customers have curtailed operations in response to COVID-19 pandemic social distancing standards and economic uncertainty. Therefore, TVA is experiencing decreased energy demand in those sectors. Due to reductions in TVA's revenue through June 30, 2020 and anticipated reductions for the remainder of 2020 associated with this decreased energy demand, TVA is implementing various cost savings initiatives such as deferring and prioritizing certain capital projects, and decreasing discretionary spending.

        For the nine months ended June 30, 2020, TVA estimates base revenues were reduced by approximately $130 million due to the impacts of COVID-19. In an effort to estimate the impact of the COVID-19 pandemic on its operations, TVA has developed internal forecasts based on a range of external data sources. The model inputs include external projections of gross domestic and gross regional products, unemployment rates, pandemic duration, business and social responses to the disease, and other factors to forecast the impact on TVA's load demand and revenues. Based on current estimates, TVA anticipates base revenue could be up to $100 million lower than plan for the fourth quarter of 2020 due to the impacts of COVID-19. However, each of these factors and their impacts are constantly changing as the pandemic situation and its economic impacts evolve and projections are refined. As such, TVA’s estimate of the impact to its financial position, results of operations, and cash flows will be evolving over the remainder of the year and could differ materially from forecasts. It is uncertain at this time the extent to which TVA's revenues may be impacted beyond 2020.

TVA is also assessing potential supplier performance risks, including procurement of fuel, parts, and services. If suppliers are unable to perform under TVA's existing contracts or if TVA is unable to obtain similar services from other vendors, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. TVA continues to monitor the situation and remain in contact with suppliers to identify potential risks. At this time, TVA has experienced minimal impacts due to force majeure events, with the exception of a manufacturing delay for a major turbine component. TVA and the vendor have developed a mitigation strategy to reduce projected delays and impacts to TVA's outage schedule.

The COVID-19 pandemic has created economic uncertainty for TVA’s LPCs and the communities they serve. To support LPCs and strengthen the public power response to the COVID-19 pandemic, TVA announced initiatives to enable and support LPCs in taking timely, local action. TVA first provided regulatory flexibility for LPCs to halt disconnection of services and respond to the local needs of their customers and communities. On March 25, 2020, the TVA Board approved the Public Power Support and Stabilization Program, which includes alternative wholesale payment arrangements for LPCs. TVA is offering up to $1.0 billion of credit support to LPCs that demonstrate the need for temporary financial relief, through the deferral of a portion of LPCs' wholesale power payments owed to TVA.  The program requires LPCs to apply for the deferral, which is subject to approval by TVA.  If approved, TVA will establish a repayment schedule based on the LPC’s need, not to exceed two years, and an initial repayment date will be approved by TVA no later than December 31, 2020.  As of August 3, 2020, $1 million of credit support has been approved under the Public Power Support and Stabilization Program. Additionally, TVA created the Back-to-Business credit program that will enable TVA and LPCs to provide relief to certain large customers affected by the COVID-19 pandemic by providing certain credits when returning to operations. As of June 30, 2020, TVA has provided over $4 million in Back-to-Business credits under this program. TVA is also partnering with LPCs through the Community Care Fund by providing over $2 million in matching funds to support local initiatives that address hardships created by the COVID-19 pandemic. Approximately $2 million in matching funds has been provided as of June 30, 2020. These actions continue to show TVA's commitment to support the financial integrity of LPCs along with communities and customers across the Tennessee Valley during these challenging economic conditions caused by the COVID-19 pandemic.

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

        In May 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as they enter the market. As of June 30, 2020, TVA had spent $110 million on installation of the fiber optic lines and expects to spend an additional $190 million to complete the project.

Changing Customer Preferences

        As more consumers and businesses are demanding cleaner energy, the utility industry is evolving to meet those needs. As TVA also evolves, it will see impacts to the way it does business through the pricing of products, transmission of energy, and development of new products and services for its customers in support of changing customer preferences and its economic development efforts. End-use customers are becoming more technologically sophisticated and want greater control over their energy usage. Many companies are focusing on sustainability and requiring more energy efficiency and renewable energy options. The continuing challenge for TVA and others is finding ways to meet the needs and preferences of customers while successfully developing flexible pricing models to accommodate the evolving markets.

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

        Renewable Power Purchase Agreements.  In order to meet customer preferences and requirements for cleaner energy, TVA entered into certain power purchase agreements ("PPAs") with renewable resource providers during 2019.  These agreements are the latest to stem from TVA's 2017 request for proposals for renewable energy.  In 2019, TVA signed four solar PPAs for 674 megawatts ("MW") of solar generation at sites in Tennessee and Alabama.  Three of these four solar projects are expected to come online in 2021.  One of the PPA counterparties has not fully complied with the terms of its PPA. TVA is currently evaluating potential options and remedies available under the terms of the PPA. During 2020, as a result of TVA’s 2019 request for proposals for renewable energy, TVA signed six additional PPAs for 661 MW of solar generation with 50 MW of battery storage expected to come online in 2022. Due to transmission issues for one of the projects, the 661 MW will be decreased to 651 MW. TVA will procure the renewable energy and sell the resulting Renewable Energy Certificates to specific customers, allowing TVA to increase its renewable energy portfolio without additional costs to other Tennessee Valley customers.  These agreements help to align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy.

        Further, TVA issued another request for proposal during the second quarter of 2020 for up to 200 MW of new renewable energy. The ultimate volume contracted will align to TVA customers' demand for renewable energy, allowing TVA to increase its renewable energy portfolio without additional costs to other Tennessee Valley customers. TVA anticipates making selections in CY 2020.

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

Energy Exchange Market

TVA and other utilities across the southeastern United States are exploring the creation of a new automated energy exchange across the region, to facilitate more immediate and short-term power exchanges. The creation of this energy exchange market would require approval of the Federal Energy Regulatory Commission, which regulates power transfers by jurisdictional public utilities. These discussions demonstrate TVA’s commitment to maintaining and improving reliability in the Tennessee Valley in the least-cost manner.

Natural Resource Plan

        In May 2020, the TVA Board of Directors approved changes to TVA’s Natural Resource Plan ("NRP") to support a more strategic, flexible, and comprehensive management approach to TVA’s natural and cultural resource stewardship work. TVA published its Record of Decision to complete its environmental review process in July 2020. The updated plan enhances alignment with TVA’s mission through economic development, energy, and environmental stewardship, and guides business planning. In the newly published NRP, TVA expanded from six resource areas to ten focus areas, ensuring the NRP provides a more comprehensive view of resource stewardship efforts.

Strategic Financial Plan

        In 2019, the TVA Board approved an annual budget that reflects the first year of a new Strategic Financial Plan. The Strategic Financial Plan, which extends from 2020 through 2030, is flexible in aligning customer preferences and TVA's mission while at the same time establishing a long-term forecast of financial results. Key focus areas of the Strategic Financial Plan include maintaining rates as low as feasible, establishing better alignment between the length of LPC contracts and TVA's long-term commitments, stabilizing debt in an $18.0 billion to $20.0 billion range, assuming 100 percent long-term partner participation, maintaining a cash balance of $300 million, and pursuing operational efficiencies. As TVA executes the plan, key assumptions and performance may change estimated debt and cash balances. Due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its target balance of Cash and cash equivalents beginning in March 2020 by $500 million through discount note issuances.

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

        Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. The revised hydrology models were reviewed and approved by the NRC for Watts Bar Units 1 and 2. However, TVA identified an error in the modeling that will require the models for Watts Bar Units 1 and 2 to be resubmitted. TVA plans to resubmit models for Watts Bar Units 1 and 2 by the end of 2020.  In addition, TVA submitted models for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2 on January 14, 2020.  TVA will subsequently address conditions at Browns Ferry as needed.  TVA is deferring the decision on the need for additional modifications until after the modeling work is complete.
        As of June 30, 2020, TVA had spent $153 million on the modifications and improvements related to extreme flooding preparedness and expects to spend up to an additional $28 million to complete the modifications.

        NRC Seismic Assessments. In 2014, the NRC notified licensees of nuclear power reactors in the central and eastern U.S. of the results of seismic hazard screening and prioritization evaluations performed by unit owners and reviewed by the NRC staff. Because the seismic hazards for Browns Ferry, Sequoyah, and Watts Bar had increases in seismic parameters beyond the technical information available when the plants were designed and licensed, TVA must conduct seismic risk evaluations for these plants. TVA completed the risk evaluation for Watts Bar and submitted it to the NRC in 2017; the evaluation concluded that no additional actions were required. The NRC completed its review of the Watts Bar evaluation in 2018 and concluded that no further response or regulatory actions were required. The evaluation for Sequoyah was submitted on October 18, 2019, and the evaluation for Browns Ferry was submitted on December 17, 2019. TVA anticipates the NRC will complete its review by the end of 2020.

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

        Apparent Violations of NRC Regulations. On March 2, 2020, the NRC issued a letter to TVA identifying four apparent violations of NRC regulations that prohibit licensees from retaliating against employees for their having raised protected nuclear safety concerns. On March 9, 2020, the NRC issued a letter to TVA identifying twelve apparent violations of NRC regulations: six relating to operational activities and six relating to NRC regulations governing the completeness and accuracy of information. TVA is evaluating these matters in accordance with its processes and has discussed these matters with the NRC at pre-decision enforcement conferences. Although TVA cannot predict the final outcome of these matters, it is probable that the NRC may direct TVA to change certain aspects of its operations and/or impose civil penalties on TVA.  TVA does not expect any such penalties to have a material adverse impact on its results of operations or financial condition.

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

        Optimum Energy Portfolio. TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. During 2019, the TVA Board approved the Integrated Resource Plan, which recommended an action to evaluate the engineering end-of-life of aging fossil units. These assessments consider material condition, plant performance, system flexibility needs, environmental impacts, grid support, and other factors. In addition, TVA will prepare Environmental Assessments ("EAs") pursuant to the National Environmental Policy Act ("NEPA"). TVA is also considering plans for additional generating facilities to replace retiring or expiring capacity and to support a low cost, reliable, flexible, and increasingly clean power system.

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

        Landfills. TVA has made strategic decisions to build and maintain lined and permitted dry storage facilities on TVA-owned property at some TVA locations, allowing these facilities to operate beyond existing dry storage capacity. Lined and permitted landfills are completed and operational at Bull Run, Kingston, and Gallatin; a lined and permitted landfill at Shawnee is currently under construction with completion scheduled for September 2020; construction of a lined and permitted landfill at Cumberland is expected to start in 2021; and TVA is designing and permitting a lateral expansion of the existing landfill at Gallatin. TVA has withdrawn its permit applications for a new lined landfill at Bull Run and has stopped construction of a permitted lined landfill expansion at Kingston until TVA can determine its need for these landfills with certainty. Construction of additional lined facilities may occur to support future business requirements.

        Wet CCR impoundment closures. TVA is working to close wet CCR impoundments in accordance with federal and state requirements. Closure project schedules and costs are driven by the selected closure methodology (such as closure-in-place or closure-by-removal). Closure initiation dates are driven by environmental regulations. TVA's predominant closure methodology is closure-in-place, with exceptions at certain facilities. TVA issued an environmental impact statement ("EIS") in June 2016 that addresses the closure of CCR impoundments at TVA's coal-fired plants. TVA issued its associated Record of Decision in July 2016. Although the EIS was designed to be programmatic in order to address the mode of impoundment closures, it specifically addressed closure methods at 10 impoundments. TVA subsequently decided to close those impoundments. The method of final closure for each of these facilities will depend on various factors, including approval by appropriate state regulators. Additional site-specific NEPA studies will be conducted as other facilities are designated for closure. See Note 11 — Asset Retirement Obligations.

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

        In compliance with the CCR Rule, TVA published the results of additional groundwater testing at TVA's CCR facilities on March 1, 2019. The results included values above groundwater protection standards for some constituents at several CCR units. Accordingly, TVA will have to cease sending CCR and non-CCR wastestreams to any impacted unlined CCR surface impoundments as soon as possible but no later than the applicable CCR Rule date. The EPA has published a prepublication copy of a final rule that would change the deadline to cease sending CCR and non-CCR wastestreams to unlined CCR impoundments and to initiate closure or retrofit the units from October 31, 2020 to April 11, 2021. The rule would also allow for extensions based on meeting certain criteria. TVA evaluated and published Assessment of Corrective Measures reports to its CCR website in August 2019. TVA is continuing to publish periodic reports on additional groundwater testing at its CCR facilities; the latest report was published on February 28, 2020. In addition, TVA has been and will continue posting semi-annual progress reports on the status of remedy selection.

        As of June 30, 2020, TVA had spent approximately $2.0 billion on its CCR Conversion Program. TVA expects to spend an additional $1.0 billion on the CCR Conversion Program through 2024. These estimates may change depending on the final closure method selected for each facility. Once the CCR Conversion Program is completed, TVA will continue to undertake certain CCR projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

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

Potential Liability Associated with Workers' Exposure to CCR Materials. In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee certain aspects of the cleanup. After the cleanup was completed, Jacobs was sued in the United States District Court for the Eastern District of Tennessee ("Eastern District") by

employees of a contractor involved in the cleanup and family members of some of the employees.  The plaintiffs alleged that Jacobs had failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs alleged that exposure to the fly ash caused a variety of significant health issues and illnesses, including in some cases death. The case was split into two phases, with the first phase considering, among other issues, general causation and the second determining specific causation and damages. In 2018, a jury hearing the first phase returned a verdict in favor of the plaintiffs, including determinations that Jacobs failed to adhere to its contract with TVA or the Site Wide Safety and Health Plan; Jacobs failed to provide reasonable care to the plaintiffs; and Jacobs's failures were capable of causing a list of medical conditions, ranging from hypertension to cancer. In 2019, the district court referred the parties to mediation. Mediation has concluded, but the parties did not resolve the matter. The litigation will now proceed.

        Further in 2019, an additional group of contractor employees and family members filed suit against Jacobs in the Circuit Court for Roane County, Tennessee. These plaintiffs have raised similar claims to those being litigated in the case referenced above.

While TVA is not a party to either of these lawsuits, TVA may potentially have an indemnity obligation to reimburse Jacobs for some amounts that Jacobs is required to pay. TVA will continue monitoring the litigation to determine whether these or similar cases could have broader implications for the utility industry. TVA does not expect any potential liability to have a material adverse impact on its results of operations or financial condition. See Note 20 — Contingencies and Legal Proceedings — Contingencies.

        River Management. Rainfall and runoff in the Tennessee Valley through the third quarter of 2020 were 153 percent and 161 percent of normal, respectively. Above normal rainfall and runoff have continued to help TVA meet its river system commitments, including managing minimum river flows for navigation, generating low-cost hydroelectric power, maintaining water quality and water supply, and providing recreational opportunities for the Tennessee Valley.  In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy.  Rainfall and runoff in the Tennessee Valley during the third quarter of 2020 were 128 percent and 131 percent of normal, respectively.

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

TVA is in the process of evaluating new nuclear technology options and potential deployment scenarios.  To assist in the evaluation of SMRs, TVA has entered into memorandums of understanding with Oak Ridge National Laboratory and the University of Tennessee. These partnerships allow for collaboration, exploring highly efficient advanced reactor designs as a next-generation nuclear technology while leveraging advanced modeling and simulation tools to assist in determining the feasibility of SMRs. Any decision to construct an SMR would require approval by the TVA Board and the NRC. As of June 30, 2020, TVA had spent $79 million on work regarding SMRs, including work to complete the ESPA for the Clinch River Site, of which the DOE reimbursed TVA $27 million.  Additional expenditures will be determined based on future project development.

        System Operations Center. A new system operations center has been approved for $255 million. The new secured facility is being built to accommodate a new energy management system and to adapt to new regulatory requirements.  The facility is expected to be constructed by 2022 and fully operational by 2024. As of June 30, 2020, TVA had spent approximately $25 million on the project and expects to spend an additional $230 million.

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

        As design and construction plans are finalized, the estimated cost and duration continue to be refined. As of June 30, 2020, TVA had spent $227 million related to this project and expects to spend an additional $229 million through 2023. TVA expects the reservoir to return to normal operations in 2022 and is continuing to work with the community to help mitigate local impacts of the extended drawdown.

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

        TVA is upgrading the south embankment by constructing berms on the upstream and downstream slopes. The design phase of the project began in 2017 and is now completed. Construction began in the spring of 2019, and the project is currently estimated to be completed in two years, but could take longer depending on successful construction sequencing.  As of June 30, 2020, TVA had spent $117 million related to this project and expects to spend an additional $31 million through 2022.

Real Estate Portfolio

        TVA continues to study its real estate portfolio and align its real estate holdings with TVA's strategic direction. A comprehensive assessment of its real estate portfolio has been completed. TVA will continue to develop and implement a strategy aimed at reducing cost and right-sizing its portfolio as part of the effort.

        Knoxville Property. In 2016, TVA completed a comprehensive assessment of its real estate holdings in the Knoxville, Tennessee region including the Knoxville Office Complex ("KOC") and adjacent Summer Place Complex ("SPC"). As a result of this study and a subsequent Environmental Assessment in 2017, TVA has consolidated its Knoxville area employees into the West Tower of the KOC and the Greenway Drive Transmission Service Center, and is completing the centralized field offices in Norris, Tennessee. As part of this consolidation effort, TVA has approved the conveyance of the SPC and the East Tower of the KOC and expects the transaction to close by the end of 2020.

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

Federal Contracting and Hiring Practices.  On August 3, 2020, President Trump issued an "Executive Order ("EO") on Aligning Federal Contracting and Hiring Practices With the Interests of American Workers". Among other things, the EO directs federal agencies to review their contracting and hiring practices and assess negative impacts from the use of temporary foreign labor or offshoring of work. TVA is reviewing this EO and has not yet determined the extent to which this EO may impact TVA’s operations.

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

In 2019, the TVA Board approved a 20-year Partnership Agreement option that better aligns the length of LPC contracts with TVA's long-term commitments. These agreements are automatically extended each year after their initial effective date, contingent upon certain circumstances, including agreement on flexibility options and limited rate increases going forward. Participating LPCs will receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In June 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate up to approximately five percent of average total hourly energy sales over the prior five years in order to meet their individual customers' needs. As of August 3, 2020, 141 LPCs had signed the 20-year Partnership Agreement with TVA, and 42 LPCs had signed a Flexibility Agreement.

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

        Over the last few years, there has been an increase of malicious cyber activity across all industries, including the energy sector. Over the last six months, TVA has observed a significant increase in malicious activity related to the COVID-19 pandemic including phishing campaigns and malicious websites. These types of malicious activity are occurring across the industry and have also been observed by TVA’s external vendors, stakeholders, and partners. This activity has caused the need for heightened awareness and preparedness. TVA is leveraging federal and other partners to better identify, detect, protect, and respond to these potential attacks. While there have been incidents of phishing and attempted fraud against TVA and its vendors and service providers, these events have not had a significant or material impact on business or operations.

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

        Bulk-Power System Assets. On May 1, 2020, President Trump issued EO 13920, Securing the United States Bulk-Power System.  Among other things, the EO prohibits the acquisition or installation of any bulk-power system electric equipment where the transaction (1) involves any property in which any foreign country or a national thereof has any interest and (2) poses an undue risk to the bulk-power system in, or national security of, the United States. Whether a bulk-power system electric equipment acquisition or installation is prohibited will depend on determinations by the Secretary of DOE that have not yet been made. At this time, it is uncertain to what extent this EO may impact TVA’s operations.

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

        National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards ("NAAQS") for certain air pollutants. The EPA has done this for ozone, particulate matter ("PM"), SO2, nitrogen dioxide, carbon monoxide, and lead. Over the years, the EPA has made the NAAQS more stringent. Each state must develop a plan to be approved by the EPA for achieving and maintaining NAAQS within its borders. These plans impose limits on emissions from pollution sources, including TVA fossil fuel-fired plants. Areas meeting a NAAQS are designated as attainment areas. Areas not meeting a NAAQS are designated as non-attainment areas, and more stringent requirements apply in those areas, including stricter controls on industrial facilities and more complicated permitting processes. TVA fossil fuel-fired plants can be impacted by these requirements. All TVA generating units are located in areas designated as in attainment with NAAQS.

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

        Acid Rain Program. The Acid Rain Program is intended to help reduce emissions of SO2 and NOx, which are the primary pollutants implicated in the formation of acid rain. The program includes a cap-and-trade emission reduction program for SO2 emissions from power plants. TVA continues to reduce SO2 and NOx emissions from its coal-fired plants, and the SO2 allowances allocated to TVA under the Acid Rain Program are sufficient to cover the operation of its coal-fired plants. In the TVA service area, the limitations imposed on SO2 and NOx emissions by the CSAPR program are more stringent than the Acid Rain Program. Therefore, TVA does not anticipate that the Acid Rain Program will impose any additional material requirements on TVA.

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

        Implementation of EO 13783 has resulted in the replacement of the Clean Power Plan ("CPP") rule for existing fossil generation units by the Affordable Clean Energy ("ACE") rule. The impact of the ACE rule is discussed above.

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

Recent Clean Water Act Decisions

On April 23, 2020, in County of Maui v. Hawaii Wildlife Fund, the Supreme Court held that the Clean Water Act requires a permit when there is a direct discharge of pollutants from a point source to waters of the U.S. and when there is the “functional equivalent” of a direct discharge.  The Court suggested seven factors for determining when such a discharge is the functional equivalent of a direct discharge and acknowledged that the new test would be somewhat difficult to apply, potentially requiring evaluation of multiple factors. The Court noted that "time and distance" of pollutant migration often will be the most important factor but that other relevant factors may include, for example, the nature of the material through which the pollutant travels and the extent to which the pollutant is diluted or chemically changed as it travels. TVA is evaluating what impact the decision and application of the test will have on its operations.

On April 15, 2020, in Northern Plains Resource Council v. U.S. Army Corps of Engineers, the U.S. District Court for the District of Montana vacated the Nationwide Permit (“NWP”) 12, which authorizes discharges of dredged or fill material into waters of the U.S., and enjoined the U.S. Army Corps of Engineers from authorizing projects nationwide under the permit. The District Court subsequently amended its order on May 11, 2020, to allow NWP 12 to remain in place pending appeal for non-pipeline construction projects. The Supreme Court further granted a stay of the decision on July 6, 2020, allowing NWP 12 to remain in place for all pipeline construction projects except the Keystone XL pipeline. Consequently, the District Court's decision vacating NWP 12 does not have an immediate effect on TVA; however, unless the District Court's decision is reversed on appeal, there remains a risk that NWP 12 will not be available for TVA projects in the future.

Cleanup of Solid and Hazardous Wastes

        Liability for releases and cleanup of hazardous substances is imposed under the federal Comprehensive Environmental Response, Compensation, and Liability Act, and other federal and parallel state statutes. In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.

        TVA Sites. TVA operations at some of its facilities have resulted in contamination that TVA is addressing including at TVA's Environmental Research Center at Muscle Shoals, Alabama. At June 30, 2020, TVA's estimated liability for cleanup and similar environmental work for those sites for which sufficient information was available to develop a cost estimate is approximately $15 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. In addition, the ERC has an active groundwater monitoring program as part of a Resource Conservation and Recovery Act ("RCRA") Corrective Action Permit.

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

        On November 4, 2019, the EPA announced a proposed rule that will revise portions of the CCR Rule requiring closure of unlined surface impoundments, and on July 29, 2020, the EPA published a prepublication copy of the final rule on its website. The final rule will become effective 30 days after it is published in the Federal Register. Among other things, the final rule will require all unlined CCR surface impoundments to stop receiving CCR and non-CCR wastestreams and to initiate closure or retrofit by no later than April 11, 2021. Additionally, the final rule provides a process for a utility to seek site-specific approval from the EPA to continue to use the unlined CCR surface impoundment until October 15, 2023, and possibly longer under certain circumstances. The final rule also includes requirements that enhance the public’s access to groundwater monitoring and corrective action reports. TVA does not currently anticipate the final rule will have a significant impact because TVA is already planning to close its unlined CCR surface impoundments and already makes groundwater monitoring and correction action reports publicly available.

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

        SO2 Emissions and NOx Emissions. To reduce SO2 emissions, TVA operates scrubbers on 19 of its coal-fired units and switched to lower-sulfur coal at 13 coal-fired units. To reduce NOx emissions, TVA operates SCRs on 19 coal-fired units, operates low-NOx burners or low-NOx combustion systems on 19 units, operates over-fire air on one cyclone unit, optimized combustion on six units, and operates NOx control equipment year round when units are operating (except during start-up, shutdown, and maintenance periods). TVA has also retired 34 of 59 coal-fired units. Except for seven units at Shawnee, the remaining coal-fired units have scrubbers and SCRs.

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

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on projects related to environmental laws and regulations:

Estimated Potential Environmental Expenditures(1)(2) At June 30, 2020 (in millions)
	Remaining 2020	2021	Thereafter(3)(4)	Total
Coal combustion residuals conversion program(5)	$73	$290	$602	$965
Clean air control projects(6)	2	26	104	132
Clean Water Act requirements(7)	20	73	118	211
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $31 million, $206 million, and $256 million for the remainder of 2020, 2021, and thereafter, respectively, in capital expenditures.
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. At June 30, 2020, TVA had accrued $14 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 20 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

        At June 30, 2020, TVA had no off-balance sheet arrangements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Financial markets have experienced higher volatility during the nine months ended June 30, 2020, due to the COVID-19 pandemic. The uncertainty has resulted in significant fluctuations in market valuations for many investments and derivative instruments. See Note 14 — Risk Management Activities and Derivative Transactions for additional information regarding TVA's derivative transactions and risk management activities, Note 15 — Fair Value Measurements for disclosure of the current balances of investment funds, and Note 19 — Benefit Plans for additional information regarding the impacts to TVA's pension system.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020.  Based on this evaluation, TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA's disclosure controls and procedures were effective as of June 30, 2020, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        During the quarter ended June 30, 2020, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

Health epidemics, pandemics, and similar outbreaks, including the global pandemics resulting from the outbreak of the Coronavirus Disease 2019 (“COVID-19”) and efforts to contain the virus, can adversely affect TVA’s business, financial condition, and results of operations. Such impacts can include reduced revenues as customers curtail operations to reduce the spread of the outbreak, including quarantines, closures, or reduced operations of businesses or other institutions, deferral of revenues under programs offered by TVA to its local power company customers to offset the impact of customers’ inability to pay during the outbreak, and the impairment of accounts and loans receivable. TVA has been adversely affected by the COVID-19 pandemic, and expects to continue to be adversely affected. TVA estimates base revenues were reduced by approximately $130 million for the nine months ended June 30, 2020 due to the impacts of COVID-19, and based on current estimates, TVA anticipates base revenue could be up to $100 million lower than plan for the fourth quarter of 2020. It is uncertain at this time the extent to which TVA's revenues may be impacted beyond 2020.

TVA could be further adversely affected by impacts of the COVID-19 pandemic on the economy and financial markets, including an economic downturn and continued volatility in interest rates, commodity prices, investment performance, and foreign currency exchange rates. TVA has experienced fluctuations related to its pension plan assets and other investment portfolios during the nine months ended June 30, 2020. The ultimate impact of the COVID-19 pandemic on the pension plan and other investments depends on factors beyond TVA’s knowledge or control. A long-term recession could impact access to capital and have other long-term negative effects on operations.

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

To address specific aspects of the COVID-19 pandemic, TVA has implemented a company-wide pandemic plan, including limiting non-essential travel and mandatory telework for those that do not have to be physically present at a TVA facility or office building, implementing strong physical and cyber-security measures, keeping certain developed recreation areas closed, actively monitoring generation, transmission, and distribution functions, and maintaining an increased cash reserve; however, it is possible that these measures will not be successful in mitigating the impact of the outbreak. At this time, operations and delivery of energy to customers have not been materially impacted.

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

ITEM 5. OTHER INFORMATION

At an August 3, 2020 news conference, President Donald J. Trump announced an "Executive Order on Aligning Federal Contracting and Hiring Practices With the Interests of American Workers." During the news conference, President Trump referenced the removal of two current TVA directors. Later in the day, TVA received copies of letters from the White House informing James R. Thompson, III and Richard C. Howorth that they have both been removed from the TVA Board by the President effective immediately, and thanking them for their service.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

10.1
Amended and Restated Deferred Compensation Plan Adopted as of May 4, 2020 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 000-52313)

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

Date:	August 3, 2020		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)