Form 10-K
period 2020-09-30
Tennessee Valley Authority
filed 2020-11-17
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO
SECTION 13, 15(d), OR 37 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
OR
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

Large accelerated filer  ☐            Emerging growth company ☐            Smaller reporting company  ☐
Non-accelerated filer    ☒              Accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS.......................................................................................................................................................................................................	4
FORWARD-LOOKING INFORMATION...	6
GENERAL INFORMATION...	7

PART I

ITEM 1. BUSINESS...	8
The Corporation...	8
Service Area...	9
COVID-19 Pandemic...	9
Customers...	10
Rates...	11
Power Supply and Load Management Resources.............................................................................................................................................................................	12
Fuel Supply...	18
Transmission...	20
Weather and Seasonality...	20
Competition...	21
Research and Development...	21
Flood Control Activities...	22
Environmental Stewardship Activities.................................................................................................................................................................................................	22
Economic Development Activities......................................................................................................................................................................................................	22
Regulation...	23
Taxation and Tax Equivalents...	24
Environmental Matters...	24
Human Capital Resources...	30

ITEM 1A. RISK FACTORS...	32

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................................................................................................................................................................	45

ITEM 2. PROPERTIES...	45
Generating Properties...	45
Transmission Properties...	47
Natural Resource Stewardship Properties.........................................................................................................................................................................................	47
Buildings...	47
Disposal of Property...	47

ITEM 3. LEGAL PROCEEDINGS...	48

ITEM 4. MINE SAFETY DISCLOSURES......................................................................................................................................................................................................	48

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............	49

ITEM 6. SELECTED FINANCIAL DATA...	49

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................................	50
Business and Mission...	50
Executive Overview...	52
Results of Operations...	53
Liquidity and Capital Resources...	59
Off-Balance Sheet Arrangements.......................................................................................................................................................................................................	64
Key Initiatives and Challenges...	64
Critical Accounting Policies and Estimates.........................................................................................................................................................................................	73
Fair Value Measurements...	77
New Accounting Standards and Interpretations.................................................................................................................................................................................	79
Legislative and Regulatory Matters....................................................................................................................................................................................................	79
Environmental Matters...	79
Legal Proceedings...	79
Risk Management Activities...	79

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................................................................................	82

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................................................................................................................	83
Consolidated Balance Sheets...	84
Consolidated Statements of Operations.............................................................................................................................................................................................	83
Consolidated Statements of Comprehensive Income (Loss).............................................................................................................................................................	86
Consolidated Statements of Cash Flows...........................................................................................................................................................................................	87
Consolidated Statements of Changes in Proprietary Capital.............................................................................................................................................................	88
Notes to Consolidated Financial Statements.....................................................................................................................................................................................	89

Report of Independent Registered Public Accounting Firm...............................................................................................................................................................	151
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................................................	152

ITEM 9A. CONTROLS AND PROCEDURES...............................................................................................................................................................................................	152
Disclosure Controls and Procedures..................................................................................................................................................................................................	152
Internal Control over Financial Reporting...........................................................................................................................................................................................	152
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	153

ITEM 9B. OTHER INFORMATION...	154

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.............................................................................................................................	156
Directors...	156
Executive Officers...	157
Disclosure and Financial Code of Ethics............................................................................................................................................................................................	158
Committees of the TVA Board...	158

ITEM 11. EXECUTIVE COMPENSATION.....................................................................................................................................................................................................	159
Compensation Discussion and Analysis.............................................................................................................................................................................................	159
CEO Pay Ratio Disclosure...	195
Executive Compensation Tables and Narrative Disclosures..............................................................................................................................................................	196
Retirement and Pension Plans...	199
Nonqualified Deferred Compensation................................................................................................................................................................................................	201
Potential Payments on Account of Resignation, Retirement, Termination without Cause, Termination with Cause, Death, or Disability...........................................	203
Other Agreements...	207
Director Compensation...	208
Compensation Committee Interlocks and Insider Participation..........................................................................................................................................................	209
Compensation Committee Report......................................................................................................................................................................................................	209

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................................	209

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.........................................................................................	209
Director Independence...	209
Related Party Transactions...	209

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................................................................................................................	212

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.....................................................................................................................................................................	213

ITEM 16. FORM 10-K SUMMARY...	216

SIGNATURES...	217

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the "Annual Report"):

Term or Acronym	Definition
ACE	Affordable Clean Energy
ANI	American Nuclear Insurers
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
CAA	Clean Air Act
CCR	Coal combustion residuals
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COVID-19	Coronavirus Disease 2019
COLA	Cost-of-living adjustment
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CWA	Clean Water Act
CY	Calendar year
DBOT	Down-blend offering for Tritium
DCP	Deferred Compensation Plan
DER	Distributed Energy Resources
DOE	Department of Energy
EIS	Environmental Impact Statement
ELGs	Effluent Limitation Guidelines
EMPs	Electromagnetic pulses
EPA	Environmental Protection Agency
EPRI	Electric Power Research Institute
ESPA	Early Site Permit Application
ERC	Enterprise Risk Council
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GMDs	Geomagnetic disturbances
HAP	Hazardous Air Pollutants
IRP	Integrated Resource Plan
JSCCG	John Sevier Combined Cycle Generation LLC
KOC	Knoxville Office Complex
kW	Kilowatts
kWh	Kilowatt hours
LPCs	Local power company customers
LTA	Long-Term Agreement
LTDCP	Long-Term Deferred Compensation Plan

MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NES	Nashville Electric Service
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NWP	Nationwide Permit
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OMB	Office of Management and Budget
PARRS	Putable Automatic Rate Reset Securities
PM	Particulate matter
QTE	Qualified technological equipment and software
RCRA	Resource Conservation and Recovery Act
RECs	Renewable Energy Certificates
REIT	Real Estate Investment Trust
RSO	Renewable Standard Offer
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SELC	Southern Environmental Law Center
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SIPs	State implementation plans
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SPC	Summer Place Complex
SOA	Society of Actuaries
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TIPS	Treasury Inflation-Protected Securities
TVA Act	The Tennessee Valley Authority Act of 1933, as amended
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
USACE	U.S. Army Corps of Engineers
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

Although the Tennessee Valley Authority ("TVA") believes that the assumptions underlying any forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in any forward-looking statements.  These factors include, among other things:

•The impact of the Coronavirus Disease 2019 ("COVID-19") pandemic on TVA's operating results, financial condition, and cash flows, the demand for electricity, TVA's workforce and operations, the availability of fuel and critical parts, supplies, and services, the financial markets, and the business and financial condition of TVA's customers and counterparties;
•The duration and severity of the COVID-19 pandemic, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on economic and market conditions, including impacts on interest rates, commodity prices, investment performance, and foreign currency exchange rates;
•New, amended, or existing laws, regulations, executive orders, or administrative orders or interpretations, including those related to environmental matters, and the costs of complying with these laws, regulations, executive orders, or administrative orders or interpretations;
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
•Changes in technology;
•Actions taken, or inaction, by the United States ("U.S.") government relating to the national or TVA debt ceiling or automatic spending cuts in government programs;
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
•The failure of TVA's generation, transmission, navigation, flood control, and related assets and infrastructure, including CCR facilities and spent nuclear fuel storage facilities, to operate as anticipated, resulting in lost revenues, damages, or other costs that are not reflected in TVA's financial statements or projections;
•Differences between estimates of revenues and expenses and actual revenues earned and expenses incurred;
•Weather conditions;
•Catastrophic events such as fires, earthquakes, explosions, solar events, electromagnetic pulses ("EMPs"), geomagnetic disturbances ("GMDs"), droughts, floods, hurricanes, tornadoes, or other casualty events or pandemics, wars, national emergencies, terrorist activities, or other similar events, especially if these events occur in or near TVA's service area;
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
•The requirement or decision to make additional contributions to TVA's Nuclear Decommissioning Trust ("NDT") or Asset Retirement Trust ("ART");
•Limitations on TVA's ability to borrow money which may result from, among other things, TVA's approaching or substantially reaching the limit on bonds, notes, and other evidences of indebtedness (collectively, "Bonds") specified in the Tennessee Valley Authority Act of 1933, as amended ("TVA Act");
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

GENERAL INFORMATION

Fiscal Year

References to years (2020, 2019, etc.) in this Annual Report are to TVA's fiscal years ending September 30 except for references to years in the biographical information about directors and executive officers in Item 10, Directors, Executive Officers and Corporate Governance, as well as to years that are preceded by "CY," which references are to calendar years.

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

PART I

ITEM 1.  BUSINESS

The Corporation

The Tennessee Valley Authority ("TVA") is a corporate agency and instrumentality of the United States ("U.S.") that was created in 1933 by federal legislation in response to a proposal by President Franklin D. Roosevelt.  TVA was created to, among other things, improve navigation on the Tennessee River, reduce the damage from destructive flood waters within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers, further the economic development of TVA's service area in the southeastern United States, and sell the electricity generated at the facilities TVA operates. Today, TVA operates the nation's largest public power system and supplies power to a population of approximately 10 million people.

TVA manages the Tennessee River, its tributaries, and certain shorelines to provide, among other things, year-round navigation, flood damage reduction, and affordable and reliable electricity.  TVA also manages the river system to provide recreational opportunities, adequate water supply, improved water quality, natural resource protection, and economic development.  TVA performs these management duties in cooperation with other federal and state agencies that have jurisdiction and authority over certain aspects of the river system.  In addition, the TVA Board of Directors ("TVA Board") has established two councils — the Regional Resource Stewardship Council and the Regional Energy Resource Council — to advise TVA on its stewardship activities in the Tennessee Valley and its energy resource activities.

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

Service Area

TVA's service area, the area in which it sells power, is defined by the Tennessee Valley Authority Act of 1933, as amended ("TVA Act"). TVA supplies power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky, and in portions of northern Georgia, western North Carolina, and southwestern Virginia. Under the TVA Act, subject to certain minor exceptions, TVA may not, without the enactment of authorizing federal legislation, enter into contracts that would have the effect of making it, or the wholesale customers that distribute TVA power ("local power company customers" or "LPCs"), a source of power supply outside the area for which TVA or its LPCs were the primary source of power supply on July 1, 1957. This provision is referred to as the "fence" because it bounds TVA's sales activities, essentially limiting TVA to power sales within a defined service area.

TVA Locations

IL.
KENTUCKY
MISSOURI
ARK.
VIRGINIA
W. V.
TENNESSEE
NORTH CAROLINA
SOUTH CAROLINA
GEORGIA
ALABAMA
MISSISSIPPI
Ohio River
Mississippi River
Cumberland River
Tennessee River
Tennessee-Tombigbee Waterway
Shawnee Fossil Plant
Marshall Combustion Turbine
Kentucky Dam & Lock
Paradise Combined Cycle Plant
Cumberland Fossil Plant
Gleason Combustion Turbine
Gallatin Fossil Plant & Combustion Turbine
Johnsonville Combustion Turbine
Lagoon Creek Combustion Turbine & Combined Cycle Plant
Cedar Dam
Pin Oak Dam
Beech Dam
Redbud Dam
Dogwood Dam
Pine Dam
Lost Creek Dam
Sycamore Dam
Brownsville Combustion Turbine
Normandy Dam
Great Falls Dam
Kingston Fossil Plant
Watts Bar Nuclear Plant
Watts Bar Dam & Lock
Doakes Creek Dam
Norris Dam
Bull Run Fossil Plant
Melton Hill Dam & Lock
Ft. Loudoun Dam & Lock
Tellico Dam
John Sevier Dam
John Sevier Combined Cycle
Cherokee Dam
Douglas Dam
Nolichucky Dam
Ft. Patrick Henry Dam
South Holston Dam
Boone Dam
Wilbur Dam
Watauga Dam
Clear Creek Dam
Beaver Creek Dam
Fontana Dam
Allen Combined Cycle Plant & Methane Facility
Pickwick Landing Dam & Lock
Tims Ford Dam
Sequoyah Nuclear Plant
Chickamauga Dam & Lock
Nickajack Dam & Lock
Raccoon Mountain Pumped Storage Plant
Ocoee #1 Dam
Ocoee #2 Dam
Ocoee #3 Dam
Apalachia Dam
Hiwassee Dam
Chatuge Dam
Nottely Dam
Blue Ridge Dam
Southaven Combined Cycle Plant
Magnolia Combined Cycle Plant
Colbert Combustion Turbine
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
July 2020

Note
See Power Supply and Load Management Resources.

In addition, the Federal Power Act ("FPA") includes a provision that helps protect TVA's ability to sell power within its service area.  This provision, called the "anti-cherrypicking" provision, prevents the Federal Energy Regulatory Commission ("FERC") from ordering TVA to provide access to its transmission lines to others to deliver power to customers within TVA's defined service area.  As a result, the anti-cherrypicking provision reduces TVA's exposure to loss of its customers. However, there have been some efforts to circumvent the anti-cherrypicking provision, and the protection of the provision could be limited and perhaps eliminated by federal legislation at some time in the future. See Competition and Item 1A, Risk Factors — Regulatory, Legislative, and Legal Risks — TVA may lose its protected service territory.

    In 2020, the revenues generated from TVA's electricity sales were $10.1 billion and accounted for virtually all of TVA's revenues. See Note 17 — Revenue for details regarding revenues by state for each of the last three years.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of the Coronavirus Disease 2019 ("COVID-19") to be a pandemic, which continues to be a serious challenge throughout the United States. TVA has implemented a company-wide pandemic plan to address specific aspects of the COVID-19 pandemic. TVA's pandemic plan continues to evolve based on medical guidance and federal, regional, and local requirements and guidelines.

TVA has put in place measures to protect its workforce, stakeholders, and critical operations, such as extending the timeframe for workforce reintegration and continuing to implement strong physical and cybersecurity measures. Generation, transmission, and distribution functions are being actively monitored, and TVA's operations and delivery of energy to customers have not been materially impacted at this time. TVA has experienced a reduction in revenue through September 30, 2020 due to a decrease in energy demand, resulting from the COVID-19 pandemic, and therefore has implemented various cost savings initiatives such as deferring and prioritizing certain capital projects and decreasing discretionary spending. TVA continues to assess potential supplier risk and through September 30, 2020, has experienced minimal impacts in this regard.

The COVID-19 pandemic has also created economic uncertainty for TVA's LPCs and the communities they serve. To support LPCs and strengthen the public power response to the COVID-19 pandemic, TVA has created initiatives such as the Public Power Support and Stabilization Program, Back-to-Business Credit Program, Community Care Fund, and Pandemic Relief Credit. TVA has also provided regulatory flexibility for LPCs to halt disconnection of services. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives — Coronavirus Pandemic for an expanded discussion of the impact to TVA and related initiatives.

The COVID-19 pandemic is an evolving situation, and TVA will continue to monitor and adjust its response as necessary to ensure reliable service while protecting the safety and health of its workforce.

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

Local Power Company Customers

Revenues from LPCs accounted for approximately 92 percent of TVA's total operating revenues in 2020.  Following the merger in July 2020 of two LPCs, TVA had wholesale power contracts with 153 LPCs at September 30, 2020. Each of these contracts requires the LPC to purchase from TVA all of the electric power required for service to the LPC's customers; however, flexibility agreements available to LPCs that have executed long-term contracts with TVA allow LPCs to locally generate up to approximately five percent of average total hourly energy sales over the prior five years to meet their individual customers' needs. LPCs purchase power under contracts with terms of five or 20 years to terminate.

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively.  Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues in 2020. In May 2020, MLGW published a draft Integrated Resource Plan ("IRP") to guide energy choices in the future, and in July 2020, TVA made a proposal to MLGW that highlights the benefits of remaining a TVA customer. In August 2020, MLGW published a final IRP and announced their plan to issue requests for proposal to validate the cost estimates included in the IRP. In addition, certain other LPCs are evaluating options for future energy choices.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a 20-year Partnership Agreement option that better aligns the length of LPC contracts with TVA's long-term commitments. These agreements are automatically extended each year after their initial effective date, contingent upon certain circumstances, including limited rate increases going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In June 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate up to approximately five percent of average total hourly energy sales over the prior five years in order to meet their individual customers' needs. As of November 16, 2020, 142 LPCs had signed the 20-year Partnership Agreement with TVA, and 64 LPCs had signed a Flexibility Agreement.

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

Other Customers

Revenues from directly served industrial customers accounted for approximately six percent of TVA's total operating revenues in 2020.  Contracts with these customers are subject to termination by the customer or TVA upon a minimum notice period that varies according to a number of factors, including the customer's contract demand and the period of time service has been provided. TVA also serves seven federal customers, including U.S. Department of Energy ("DOE") facilities and military installations, which accounted for approximately one percent of TVA's total operating revenues in 2020.

Other Revenue

    Other revenue consists primarily of wheeling and network transmission charges, sales of excess steam that is a by-product of power production, delivery point charges for interconnection points between TVA and the customer, and certain other minor items. Other revenue accounted for approximately one percent of TVA's total operating revenues in 2020.

Rates

Rate Authority

    The TVA Act gives the TVA Board sole responsibility for establishing the rates TVA charges for power. These rates are not subject to judicial review or to review or approval by any state or other federal regulatory body. Under the TVA Act, TVA is required to charge rates for power that will produce gross revenues sufficient to provide funds for:

•Operation, maintenance, and administration of its power system;
•Payments to states and counties in lieu of taxes ("tax equivalents");
•Debt service on outstanding indebtedness;
•Payments to the U.S. Treasury in repayment of and as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment"); and
•Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of their maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  See Note 18 — Proprietary Capital.

    TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment in 2014; therefore, the repayment of this amount is no longer a component of rate setting.

Rate Methodology

    TVA uses a seasonal time of use wholesale rate structure comprised of base demand and energy rates, a fuel rate, and a grid access charge ("GAC"). In setting the base rates, TVA uses a debt-service coverage ("DSC") methodology to derive annual revenue requirements in a manner similar to that used by other public power entities that also use the DSC rate methodology. Under the DSC methodology, rates are calculated so that an entity will be able to cover its operating costs and to satisfy its obligations to pay principal and interest on debt, plus an additional margin. This ratemaking approach is particularly suitable for use by entities financed primarily, if not entirely, by debt, such as TVA, and helps ensure that TVA produces gross revenues sufficient to fund requirements specified in the TVA Act listed under Rate Authority above.

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

    In recent years, TVA, LPCs, and directly served industries have worked collaboratively to develop changes to TVA's rate structures that focus on TVA's long-term pricing efforts. These changes are improving pricing by better aligning rates with underlying cost drivers and by sending improved pricing signals, while maintaining competitive industrial rates and keeping residential rates affordable. The rate structures are also designed to reduce wholesale energy rates for Standard Service and introduce a GAC at an offsetting rate to better recover fixed costs. This approach more accurately reflects the wholesale cost of energy and recognizes the value of the grid's reliability and associated fixed costs. TVA's modernized approach to pricing provides bill stability while maintaining reliability and fairness for all TVA's customers.

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

Power generating facilities operated by TVA at September 30, 2020, included three nuclear sites, 17 natural gas and/or oil-fired sites, five coal-fired sites, 29 conventional hydroelectric sites, one pumped-storage hydroelectric site, one diesel generator site, and 14 solar energy sites, although a certain number of these facilities were out of service as of September 30, 2020. See Item 2, Properties — Generating Properties — Net Capability for a discussion of the units at these facilities.  TVA also acquires power under power purchase agreements ("PPAs") of varying durations, including short-term contracts of less than 24-hours in duration. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Expenses.

    The following table shows TVA's generation and purchased power by generating source as a percentage of all electric power generated and purchased (based on kilowatt hours ("kWh")) for the periods indicated:

Total Power Supply by Generating Source For the years ended September 30
Generation Resource(1)	2020	2019	2018
Nuclear	42%	39%	39%
Natural gas and/or oil-fired	22%	20%	20%
Coal-fired	13%	17%	19%
Hydroelectric	10%	10%	9%
Purchased power (non-renewable)	8%	9%	9%
Purchased power (renewable)	5%	5%	4%
Note
(1) TVA's non-hydro renewable resources from TVA facilities are less than one percent for all periods shown, and therefore are not represented on the table above. Purchased power (renewable) contains the majority of non-hydro renewable energy supply.

Nuclear

At September 30, 2020, TVA had three nuclear sites consisting of seven units in operation.  The units at Browns Ferry Nuclear Plant ("Browns Ferry") are boiling water reactor units, and the units at Sequoyah Nuclear Plant ("Sequoyah") and Watts Bar Nuclear Plant ("Watts Bar") are pressurized water reactor units.  Operating information for each of these units is included in the table below.

TVA Nuclear Power At September 30, 2020
Nuclear Unit	Summer Net Capability (MW)	Net Capacity Factor for 2020 (%)	Date of Expiration of Operating License
Browns Ferry Unit 1(1)	1,101	107.9	2033
Browns Ferry Unit 2(1)	1,103	100.7	2034
Browns Ferry Unit 3(1)	1,105	91.7	2036
Sequoyah Unit 1	1,152	82.3	2040
Sequoyah Unit 2	1,140	90.0	2041
Watts Bar Unit 1	1,157	81.6	2035
Watts Bar Unit 2	1,164	89.2	2055
Note
(1) The summer net capability for Browns Ferry excludes the impact of the extended power uprate project. The generating capability is expected to increase by an estimated 465 MW after sufficient run time to validate the new capacity.

Extended Power Uprate. On August 14, 2017, the Nuclear Regulatory Commission ("NRC") approved TVA's request for a 465 MW extended power uprate ("EPU") project at Browns Ferry. Physical work on all units was completed in 2019. The generating capacity is expected to increase 465 MW after sufficient run time to validate the new capacity, which is expected to occur in 2021. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Extended Power Uprate.

Other Nuclear Initiatives. The NRC issued an Early Site Permit to TVA in December 2019 to license small modular reactors ("SMRs") at TVA's Clinch River Site in Oak Ridge, Tennessee. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Small Modular Reactors.

Other Nuclear Matters. Operating nuclear facilities subjects TVA to waste disposal, decommissioning, and insurance requirements, as well as litigation risks. See Fuel Supply — Nuclear Fuel below for a discussion of spent nuclear fuel and low-level radioactive waste, Note 22 — Commitments and Contingencies — Contingencies for a discussion of TVA's nuclear decommissioning liabilities and the related trust and nuclear insurance, and Note 22 — Commitments and Contingencies — Legal Proceedings and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Apparent Violations of NRC Regulations for a discussion of legal and administrative proceedings related to TVA's nuclear program, which discussions are incorporated herein by reference.

Natural Gas and/or Oil-Fired

    At September 30, 2020, TVA's natural gas and oil-fired fleet consisted of 101 combustion turbine power blocks (86 simple-cycle units, one cogeneration unit, and 14 combined-cycle power units), accounting for 12,509 MW of summer net capability.  Sixty of the simple-cycle units are currently capable of quick-start response allowing full generation capability in approximately 10 minutes. The economic dispatch of natural gas-fired plants depends on both the day-to-day price of natural gas and the price of other available intermediate resources such as coal-fired plants. TVA uses simple-cycle units to meet peaking or backup power needs. TVA's 2019 IRP projects significant solar expansion over the next decade. The natural gas-fired fleet supports that expansion by providing reliability across all hours, as well as the flexibility to help manage ramping and intermittency.

    See Item 2, Properties — Generating Properties, Note 7 — Leases, Note 10 — Variable Interest Entities, and Note 13 — Debt and Other Obligations for a discussion of lease arrangements into which TVA has entered in connection with certain combustion turbine units. Because of TVA's strategy of portfolio diversification and reduction of air emissions, TVA may decide to make further strategic investments in natural gas-fired facilities in the future by purchase, construction, or lease.

Coal-Fired

     At September 30, 2020, TVA had five coal-fired plants consisting of 25 active units, accounting for 6,915 MW of summer net capability. TVA considers units to be in an active state when the unit is generating, available for service, or temporarily unavailable due to equipment failures, inspections, or repairs. All other coal-fired units are considered retired. In 2018, the TVA Board approved a plan to perform assessments of Bull Run Fossil Plant ("Bull Run") and Paradise Fossil Plant

("Paradise"). Results of these assessments were presented to the TVA Board at its February 2019 meeting, and the Board approved the retirement of Paradise Unit 3 by December 2020 and Bull Run by December 2023. Paradise Unit 3 was taken offline on February 1, 2020, effectively retiring the plant.

    Coal-fired plants have been subject to increasingly stringent regulatory requirements over the last few decades, including those under the Clean Air Act ("CAA"), the Clean Water Act ("CWA"), and the Resource Conservation and Recovery Act ("RCRA").  TVA has committed to a programmatic approach for the evaluation of its sites where coal combustion residuals ("CCR") are stored to meet all applicable state and federal regulations.  Increasing regulatory costs have caused TVA to consider whether to make the required capital investments to continue operating its coal-fired facilities.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residuals Facilities.

    TVA is moving toward a more balanced generation plan with greater reliance on lower-cost and cleaner energy generation technologies. Since September 30, 2010, TVA has reduced its summer net capability of coal-fired units by 7,653 MW. The 2019 IRP indicated evaluation of additional coal unit retirements. Most of the remaining coal-fired plants are among the oldest in the nation still in operation, and their fit within TVA's power supply portfolio will be further tested in the future with increasing amounts of solar generation utilized by TVA. TVA's long-range plans will continue to consider the costs and benefits of significant environmental and other major capital investments at its remaining coal-fired plants. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Optimum Energy Portfolio.

Hydroelectric

Conventional Hydroelectric Dams. TVA maintains 29 conventional hydroelectric dams with 109 generating units throughout the Tennessee River system for the production of electricity.  As of September 30, 2020, these units accounted for 3,759 MW of summer net capability.  The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors, including the amount of precipitation and runoff, initial water levels, generating unit availability, and the need for water for competing water management objectives.  When these factors are unfavorable, TVA must increase its reliance on higher cost generation plants and purchased power.  In addition, a portion of energy generated by nine U.S. Army Corps of Engineers ("USACE") dams on the Cumberland River system contributes to the TVA power system.  See Weather and Seasonality below and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Dam Safety and Remediation Initiatives.

Raccoon Mountain Pumped-Storage Plant.  At September 30, 2020, TVA had four units at Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain") with a total net summer capability of 1,635 MW. These units are utilized to balance the transmission system as well as generate power. TVA uses electricity generated by its fleet during periods of low demand to operate pumps that fill the reservoir at Raccoon Mountain. Then, during periods of high or peak demand, the water is released and the pumps reverse to work as power generating turbines.

Hiwassee Hydro Unit 2.  Hiwassee Hydro Unit 2 has a unique reversible turbine/generator that acts as a pump and a turbine enhancing TVA's ability to balance baseload generation.  Hiwassee Hydro Unit 2 has a summer net capability of 86 MW.

    Hydro Modernization Program. TVA's Hydro Modernization Program began in 1992 and focused on units with potential to increase peaking capacity and improve reliability. With the completion of Pickwick Landing Dam ("Pickwick") Unit 2 in 2020, the initial Hydro Modernization Program has concluded with modernization completed on 62 conventional hydroelectric units under the program. The modernization projects resulted in 453 MW of increased capacity from the conventional hydroelectric units, with an average efficiency gain of approximately five percent. In 2019, TVA began its transition to a new program, the Hydro Major Maintenance Program, intended to focus on addressing reliability risks that will support the preservation of TVA's hydroelectric fleet capacity. Hydroelectric generation will continue to be an important part of TVA's energy mix since it plays a vital role in carbon reduction initiatives, the ability to integrate other renewables into the power portfolio, and, ultimately, TVA's ability to meet changing customer preferences for cleaner energy sources. As such, TVA is currently evaluating the need to revitalize the Hydro Modernization Program to increase the capability, flexibility, and availability of the hydroelectric fleet to help meet these changing customer preferences.
Other Renewable Energy Resources

     TVA's renewable energy portfolio includes both TVA-owned assets and renewable energy purchases. TVA owns 14 solar sites with a total net summer capability of approximately 1 MW. TVA currently plans to meet renewable goals through power purchases and arrangements with LPCs. See Distributed Energy Resources and Power Purchase and Other Agreements below.

    TVA tracks its renewable energy commitments and claims through the management of Renewable Energy Certificates ("RECs"). The RECs, which each represent 1 megawatt-hour ("MWh") of renewable energy generation, are principally associated with wind, solar, biomass, and low-impact hydroelectric. TVA continues to evaluate ways to adjust to customer preferences and requirements for cleaner and greener energy, including the acquisition of RECs from renewable purchased power. These RECs can be sold to customers to meet their needs.

Diesel Generators

    At September 30, 2020, TVA had one diesel generator plant consisting of five units, and this facility accounted for 9
MW of summer net capability. These units are not currently dispatched for generation.

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

    In 2019, the TVA Board approved new renewable power solutions, including a utility-scale option and a mid-scale option, that better equip TVA and LPCs with the flexibility to meet changing end-use customer needs. The utility-scale option, which aggregates demand through a competitive procurement process, is implemented by a renewable investment agreement through TVA's Green Invest Program. TVA may also construct its own renewable facilities to meet these needs. The mid-scale option, also known as the Flexibility Research Project, is a joint project with LPCs to enable solutions for situations where the end-use consumer needs onsite renewable or distributed generation and to enable TVA to gain market knowledge and operational insights from these research projects. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Renewable Power Solutions.

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

    TVA has encouraged the development of solar, wind, biomass, and low-impact hydroelectric generation systems through various current and former program offerings, with total operating capacity of 1,705 MW and nearly 1,178 MW of additional approved capacity as of September 30, 2020. Inside the Tennessee Valley, the combined participation for all such renewable solutions is 490 MW of installed operating capacity through both TVA-owned sites and PPAs. Outside the Tennessee Valley, TVA contracts for approximately 1,215 MW of operating wind capacity through PPAs.

    In 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as these resources enter the market.

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

    TVA's electric vehicle ("EV") strategy is a staged approach that will evolve as the local EV market matures. TVA continues to focus on utilizing more EVs and installing charging stations inside the Tennessee Valley. This approach has enabled TVA to gain insights on the value and impact to utilities of large-scale electrification. TVA has also partnered with over 30 organizations across the State of Tennessee (known as the "Drive Electric Tennessee" collaborative) to create a roadmap to outline local market needs for widespread adoption. This foundational information is crucial as more affordable, longer range EVs come to the market in the next few years. In November 2020, the TVA Board approved changes that remove market barriers facing EV adoptions, including setting supportive utility level policies such as rate options and regulatory policies.

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

    Demand response systems that take advantage of the increasing sophistication in communication to homes, businesses, and distribution system assets also afford the opportunity for more granular control of system demand. Technologies can manage individual customer systems to shift usage from peak to off-peak periods and create significant reductions in the need for peak generation output or curtail usage for short periods to balance system demand. More sophisticated distribution control systems can also lower peak demand through control of excess voltage on the grid on either a dispatchable or continuous basis. Some large industrial customers also have the capacity to respond instantaneously and can augment operational flexibility by providing ancillary services.

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

Power Purchase and Other Agreements

TVA acquires power from a variety of power producers generally through long-term and short-term PPAs as well as through spot market purchases.  During 2020, TVA acquired approximately 93 percent of the power that it purchased through the long-term PPAs described below, including agreements for long-term renewable generation resources, and approximately seven percent on the spot market.

    Renewable Power Purchase Agreements. In order to meet customer preferences and requirements for cleaner and greener energy, TVA has entered into certain PPAs with renewable resource providers. As of September 30, 2020, TVA is contracted for 2,958 MW of summer net capability under renewable PPAs. These agreements are part of progressive partnerships that align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Changing Customer Preferences — Renewable Power Purchase Agreements.

    A portion of TVA's capability provided by power purchase agreements is provided under contracts that expire between 2023 and 2043, and the most significant of these contracts are described in the table below.

Power Purchase Contracts At September 30, 2020
Type of Facility	Location	Summer Net Capability (MW)	Contract Termination Date
Lignite	Mississippi	440	2032
Natural gas	Alabama	790	2033
Natural gas	Alabama	735	2026
Solar	Alabama	75	2037
Solar(1)	Alabama	227	2041
Solar(2)	Alabama	150	2042
Solar	Tennessee	53	2039
Solar	Tennessee	5	2032
Solar(2)	Tennessee	147	2042
Solar(3)	Tennessee	69	2038
Solar(3)	Tennessee	100	2038
Solar(3)	Tennessee	70	2038
Solar(3)	Tennessee	35	2038
Solar(3)	Tennessee	177	2043
Solar(3)	Mississippi	200	2043
Landfill gas	Tennessee	6	2031
Hydroelectric	Tennessee and Kentucky	402	Upon three years' notice
Wind	Iowa	198	2031
Wind	Iowa	101	2030
Wind	Kansas	201	2032
Wind	Kansas	165	2033
Wind	Illinois	150	2032
Wind	Illinois	200	2032
Wind	Illinois	200	2033
Wind	Tennessee	27	2025
Diesel	Tennessee	23	2029
Diesel	Tennessee	20	2032
Diesel	Tennessee	8	2023
Diesel	Tennessee	8	2028
Diesel	Mississippi	20	2023
Diesel	Mississippi	26	2028
Diesel	Alabama	10	2028
Battery storage(3)	Mississippi	50	2043
Notes
(1) Power delivery is expected to commence in 2021. Of the four solar PPAs TVA signed in 2019, one of the counterparties failed to comply with the terms of its PPA. TVA terminated this 150 MW PPA in 2020, and it is excluded from the table above. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives — Changing Customer Preferences — Renewable Power Purchase Agreements.
(2) Power delivery is expected to commence in 2022.
(3) Power delivery is expected to commence in 2023.

Under federal law, TVA is required to purchase energy from qualifying facilities (cogenerators and small power producers) at TVA's avoided cost of either generating this energy itself or purchasing this energy from another source. TVA fulfills this requirement through the Dispersed Power Production Program. As of September 30, 2020, there were 111 generation sources, with a combined qualifying capacity of 268 MW, whose power TVA purchases under this program.

Fuel Supply

General

TVA's consumption of various types of fuel depends largely on the demand for electricity by TVA's customers, the availability of various generating units, and the availability and cost of fuel. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Expenses.

Nuclear Fuel

Current Fuel Supply. Converting uranium to nuclear fuel generally involves four stages: the mining and milling of uranium ore to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride gas; the enrichment of uranium hexafluoride; and the fabrication of the enriched uranium hexafluoride into fuel assemblies.  For its forward four-year (2021-2024) requirements, TVA currently has 100 percent of its uranium mining and milling, conversion services, enrichment services, and fabrication services requirements either in inventory or under contract with various suppliers.  TVA anticipates being able to fill its needs beyond this period by normal contracting processes as market forecasts indicate that the fuel cycle components will be readily available. The net book value of TVA's nuclear fuel was $1.5 billion at both September 30, 2020 and 2019. See Note 15 — Risk Management Activities and Derivative Transactions — Counterparty Risk.

TVA, the DOE, and certain nuclear fuel contractors have entered into agreements, referred to as the Down-blend Offering for Tritium ("DBOT"), that provide for the production, processing, and storage of low-enriched uranium that is to be made using surplus DOE highly enriched uranium and other uranium.  Low-enriched uranium can be fabricated into fuel for use in a nuclear power plant.  Production of the low-enriched uranium began in 2019 and is contracted to continue through September 2025.  Beginning October 2025, contract activity will consist of storage and flag management.  Flag management ensures that the uranium is free from foreign obligations, and unencumbered by policy restrictions, so that it can be used in connection with the production of tritium. Under the terms of the interagency agreement between the DOE and TVA, the DOE will reimburse TVA for a portion of the costs of converting the highly enriched uranium to low-enriched uranium. See Note 1 — Summary of Significant Accounting Policies — Down-blend Offering for Tritium for a more detailed discussion of the DBOT project.

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

Spent Nuclear Fuel.  All three nuclear sites have dry cask storage facilities.  Sequoyah will need additional capacity by 2028.  Watts Bar will need additional capacity by 2041.  Browns Ferry completed a project in early 2020 to build another independent spent fuel storage installation pad. To recover the cost of providing long-term, onsite storage for spent nuclear fuel, TVA filed a breach of contract suit against the U.S. in the Court of Federal Claims in 2001. As a result of this lawsuit and related agreements, TVA has collected approximately $340 million through 2020.

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

TVA has provided irradiation services using only Watts Bar Unit 1 since 2003. Although the interagency agreement provides for irradiation services to be performed at Watts Bar and Sequoyah, TVA expects the Watts Bar site to provide sufficient capacity to fulfill this agreement in the near term. The DOE notified TVA of future increased needs for tritium requiring the use of a second reactor. In 2019, TVA received approval from the NRC for a license amendment to authorize the irradiation of TPBARs in Watts Bar Unit 2. TVA is projecting to begin tritium production in Watts Bar Unit 2 in the fall of 2021.

Natural Gas and Fuel Oil

During 2020, TVA purchased a significant amount of its natural gas requirements from a variety of suppliers under contracts with terms of up to four years and purchased substantially all of its fuel oil requirements on the spot market. The net book value of TVA's natural gas inventory was $19 million and $15 million at September 30, 2020 and 2019, respectively. The net book value of TVA's fuel oil inventory was $82 million at both September 30, 2020 and 2019. At September 30, 2020, 80 of the combustion turbines that TVA operates were dual-fuel capable, and TVA has fuel oil stored on each of these sites as a backup to natural gas.

TVA purchases natural gas from multiple suppliers on a daily, monthly, seasonal, and term basis.  During 2020, daily, monthly, seasonal, and term contracts accounted for 26 percent, nine percent, 16 percent, and 49 percent of purchases, respectively.  TVA plans to continue using contracts of various lengths and terms to meet the projected natural gas needs of its natural gas fleet.  During 2020, TVA arranged for the transportation of natural gas on eight separate pipelines, with approximately 63 percent being transported on two pipelines. During 2020, TVA maintained a total of approximately 1,485,000 million British thermal unit(s) ("mmBtu") per day of firm transportation capacity on six major pipelines, with approximately 59 percent of total firm transportation capacity being maintained on two pipelines.

TVA utilizes natural gas storage services at seven facilities with a total capacity of 7.25 billion per cubic feet ("Bcf") of firm service and 4.40 Bcf of interruptible service to manage the daily balancing requirements of the eight pipelines used by TVA, with approximately 62 percent of the total storage capacity being maintained at two facilities. During 2020, storage levels were generally maintained at between 40 and 80 percent of the maximum contracted capacity at each facility. As TVA's natural gas requirements grow, it is anticipated that additional storage capacity may need to be acquired to meet the needs of the generating assets.  In 2021, TVA does not expect to add a significant amount of firm capacity to its storage portfolio.

Coal

Coal consumption at TVA's coal-fired generating facilities during 2020 and 2019 was approximately 11 million tons and 15 million tons, respectively.  At September 30, 2020 and 2019, TVA had 30 days and 33 days of system-wide coal supply at full burn rate, respectively, with net book values of $152 million and $197 million, respectively.

TVA utilizes both short-term and long-term coal contracts.  During 2020, long-term contracts made up 71 percent of coal purchases, and short-term contracts accounted for the remaining 29 percent.  TVA plans to continue using contracts of various lengths, terms, and coal quality to meet its expected consumption and inventory requirements.  During 2020 and 2019, TVA purchased coal by basin as follows:

    The following charts present the proportion of each delivery method TVA utilizes for its coal supply for the periods indicated:
Total system coal inventories fluctuated significantly throughout the year. TVA began 2020 with average coal inventory levels and increased to high levels due to the mild winter, demand reduction resulting from the COVID-19 pandemic, and low natural gas prices. Inventory balances were significantly reduced during the summer peak months due to higher than forecasted load, nuclear outages, and natural gas outages.

Transmission

The TVA transmission system is one of the largest in North America.  TVA's transmission system has 69 interconnections with 13 neighboring electric systems and delivered approximately 151 billion kWh of electricity to TVA customers in 2020.  In carrying out its responsibility for transmission grid reliability in the TVA service area, TVA has operated with 99.999 percent reliability since 2000 in delivering electricity to customers. See Item 2, Properties — Transmission Properties.

Pursuant to its Transmission Service Guidelines, TVA offers transmission services to eligible customers to transmit wholesale power in a manner that is comparable to TVA's own use of the transmission system. TVA has also adopted and operates in accordance with its published Transmission Standards of Conduct and separates its transmission function from its power marketing function. TVA also is subject to federal reliability standards that are set forth by the North American Electric Reliability Corporation ("NERC") and approved by FERC. See Regulation.

Additional transmission upgrades may be required to maintain reliability.  Upgrades may include enhancements to existing lines and substations or new installations as necessary to provide adequate power transmission capacity, maintain voltage support, and ensure generating plant and transmission system stability.

    In 2017, the TVA Board authorized a strategic fiber optic initiative of up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, that will expand TVA's fiber capacity and improve the reliability and resiliency of the generation and transmission system. The network expansion is designed to help meet the power system's growing need for bandwidth as well as accommodate the integration of new DER. As of September 30, 2020, TVA had spent $121 million on installation of the fiber optic lines and expects to spend an additional $179 million.

    A new system operations center has been approved for $255 million. The new secured facility is being built to accommodate a new energy management system and to adapt to new regulatory requirements.  The facility is expected to be constructed by 2022 and fully operational by 2024. As of September 30, 2020, TVA had spent approximately $37 million on the project and expects to spend an additional $218 million.

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

Competition

    TVA provides electricity in a service area that is largely free of competition from other electric power providers. This service area is defined primarily by provisions of law and long-term contracts. The region in which TVA or LPCs that distribute TVA power may provide power is limited and is often referred to as "the fence." Under the Federal Power Act ("FPA"), the anti-cherrypicking provision limits the ability of others to use the TVA transmission system for the purpose of serving customers within TVA's service area.  State service territory laws limit unregulated third parties' ability to sell electricity to consumers. All TVA wholesale power contracts are all requirements contracts; however, Flexibility Agreements available to LPCs that have executed long-term contracts with TVA allow LPCs to locally generate up to approximately five percent of average total hourly energy sales over the prior five years to meet their individual customers' needs. In addition, other utilities may use their own transmission lines to serve customers within TVA's service area, and third parties are able to avoid the restrictions on serving end-use customers by selling or leasing generating assets to a customer rather than selling electricity. These threats underscore the need for TVA to design rates and strategically price its products and services to be competitive. There have also been some efforts to erode the anti-cherrypicking provision, and the protection of the provision could be limited and perhaps eliminated by federal legislation at some time in the future.

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

Research and Development

    Investments in TVA's research portfolio are supported through partnership and collaboration with LPCs, EPRI, the DOE, federal agencies, national labs, peer utilities, universities, and industry vendors and through participation in professional societies and other research consortiums.

    Annual investments made in science and technological innovation help meet future business and operational challenges. Each year, TVA's annual research portfolio is updated based on a broad range of operational and industry drivers to assess key technology gaps, performance issues, or other significant issues, addressed through research and development. Core research activities directly support optimization of TVA's generation and transmission assets, air and water quality, energy utilization, and distributed/clean energy integration. TVA also provides research and development services on behalf of LPCs by helping optimize their distribution systems and helping minimize technology gaps in energy utilization and consumer technologies.

TVA's research program is also focused on enabling transformational innovation. At the forefront is deploying grid-scale battery energy storage technology to optimize the existing TVA generation assets and improve the resiliency of the transmission system. In 2020, TVA launched its first TVA-owned, grid scale, lithium-ion demonstration battery project. The system integration learnings from this project will guide future application of battery storage as part of the evolving bulk power system in the region. Additionally, TVA has joined a coalition of utilities and researchers, led by EPRI and Gas Technology Institute, whose purpose is to engage, inform, and support global low-carbon resources initiatives to develop the pathways for the advancement of carbon reducing technologies for large scale utility deployment. This is a five-year program and includes research to optimize the utilization of clean DER as part of the overall low-carbon resource mix.

    TVA evaluates emerging energy efficiency and load management technologies for market and program readiness. Efforts are directed towards demonstrating and validating the performance, reliability, and consumer acceptance of new efficiency technologies, as well as the value of energy efficiency and load management technologies for the consumer, LPCs, and TVA.

    TVA is assessing potential electrification programs that improve resource use and reduce environmental impacts (especially in the transportation sector). Assessments include a multi-stakeholder vision and roadmap effort aimed at identifying the path forward for electric vehicles in Tennessee. The approach provides for broad engagement from industry, government, and utilities that could be applied in other states in the TVA service territory. In addition, TVA is continuing its evaluation of potential electric vehicle adoption strategies through coordination of activities with EPRI and industry stakeholders related to operational fleet requirements. Additional areas of focus include LPC engagement on plug-in electric vehicle grid integration and readiness for various transportation electrification technologies. In addition, research continues in electrification applications on charging stations, impacts from charging stations to the power grid, refinement of power-system control processes, and development of smart charging strategies to maximize the potential of electricity to replace petroleum as the transportation fuel of choice.

    Finally, TVA and LPCs engage in several initiatives related to grid modernization. Research includes technologies and applications advancement in intelligent transmission and distribution systems. Smart meter technology has the potential to shift usage patterns away from peak demand times which could change costs significantly. Additionally, intelligent transmission systems would give TVA the ability to nearly instantaneously diagnose problems, make corrections, and engage transmission and generation resources quickly so that power would keep flowing. This could promote reduced emissions, lower energy costs, and add greater flexibility to accommodate the new consumer-generated sources under TVA's renewable energy programs. See Power Supply and Load Management Resources — Distributed Energy Resources.

Flood Control Activities

    The Tennessee River watershed has one of the highest annual rainfall totals of any watershed in the U.S., averaging 51 inches per year. During 2020, approximately 76 inches of rain fell in the Tennessee Valley. TVA manages the Tennessee River system in an integrated manner, balancing hydroelectric generation with navigation, flood damage reduction, water quality and supply, and recreation. TVA spills or releases excess water through its dams in order to reduce flood damage to the Tennessee Valley. TVA typically spills only when all available hydroelectric generating turbines are operating at full capacity and additional water still needs to be moved downstream.

    The Tennessee Valley experienced above normal rainfall during 2020, setting a new record for the wettest October through September period in TVA's history. Despite significant rainfall, runoff, and flooding during the period, TVA continued to generate low-cost hydroelectric power while meeting its river system commitments, including flood mitigation, which prevented approximately $1.0 billion in damages across the Tennessee Valley.

Environmental Stewardship Activities

    TVA's mission includes managing the Tennessee River, its tributaries, and federal lands along the shoreline to provide, among other things, year-round navigation, flood damage reduction, affordable and reliable electricity, recreational opportunities, adequate water supply, improved water quality, and natural resource protection.  There are 49 dams that comprise TVA's integrated reservoir system. Each dam may also have ancillary structures used to support or assist the main dam's function. The reservoir system provides approximately 800 miles of commercially navigable waterways and also provides significant flood reduction benefits both within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers. The reservoir system also provides a water supply for residential and industrial customers, as well as cooling water for TVA's coal-fired plants, combined cycle plants, and nuclear power plants. In May 2020, the TVA Board approved a new Environmental Policy. TVA's updated policy provides objectives for an integrated approach related to providing reliable, affordable, and increasingly clean energy; engaging in proactive stewardship of the Tennessee River system and public lands; and supporting sustainable economic growth. The Environmental Policy also provides additional direction in several environmental stewardship areas related to reducing environmental impacts on the Valley's natural resources, including reducing carbon intensity and air emissions; minimizing waste; and protecting water resources, biodiversity, and cultural resources.

    TVA serves the people of the TVA region through the integrated management of the Tennessee River system and public lands, which include approximately 11,000 miles of shoreline; 650,000 surface acres of reservoir water; and 293,000 acres of reservoir lands.  TVA accomplishes this mission and supports the objectives of the TVA Environmental Policy through implementation of its natural resources stewardship strategy.  Within this strategy, TVA confirms a desire to remain agile, balance competing demands, and be a catalyst for collaboration in order to protect and enhance biological, cultural, and water resources as well as create and sustain destinations for recreation and opportunities for learning and research.  As part of the strategy, TVA intends to assist water-based community development with issuing permits, technical support, and land agreements using planning, clear regulations, meaningful guidelines, and consistent enforcement. Additional guidance for carrying out many of TVA's essential stewardship responsibilities is provided in TVA's Natural Resource Plan ("NRP"). In May 2020, the TVA Board of Directors accepted changes to TVA's NRP to support a more strategic, flexible, and comprehensive management approach to TVA's natural resource stewardship work. TVA published its Record of Decision to complete its environmental review process in July 2020. The updated plan enhances alignment with TVA's mission through economic development, energy, and environmental stewardship and guides business planning. In the newly published NRP, TVA expanded from six resource areas to ten focus areas, ensuring the NRP provides a more comprehensive view of resource stewardship efforts. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Natural Resource Plan.

Economic Development Activities

    Economic development, along with energy production and environmental stewardship, is one of the primary statutory purposes of TVA. Economic development programs developed by TVA support all communities, including rural and economically distressed communities, across the Tennessee Valley. Through its economic development activities, TVA endeavors to recruit and retain companies in targeted business sectors, foster capital investment and job growth, and assist communities in the Tennessee Valley with economic growth opportunities.

TVA seeks to achieve these goals through a combination of initiatives and partnerships with LPCs, regional, state, and local agencies, and communities by providing financial incentives, technical services, industry expertise, and site-selection assistance to new and existing businesses in the Tennessee Valley. TVA's economic development incentive programs offer competitive incentives to new and existing power customers in certain business sectors that make multi-year commitments to invest in the Tennessee Valley. In addition to providing financial support to businesses, TVA offers communities and economic developers site selection services, technical and project development assistance, and leadership training services.

    In 2020, TVA's economic development efforts helped recruit or expand 188 companies into the TVA service area. These companies announced capital investments of over $8.6 billion and expect to create and/or retain approximately 67,000 jobs.

Regulation

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

Federal Energy Regulatory Commission

    Under the FPA, TVA is not a "public utility," a term which primarily refers to investor-owned utilities.  Therefore, TVA is not subject to the full jurisdiction that FERC exercises over public utilities under the FPA.  TVA is, however, an "electric utility" and a "transmitting utility" as defined in the FPA and, thus, is directly subject to certain aspects of FERC's jurisdiction. Under the FPA, for example, TVA (1) must comply with certain standards designed to maintain transmission system reliability; (2) can be ordered to interconnect its transmission facilities with the electrical facilities of independent generators and of other electric utilities that meet certain requirements; (3) can be ordered to transmit wholesale power provided that the order (a) does not impair the reliability of the TVA or surrounding systems, (b) meets the applicable requirements concerning terms, conditions, and rates for service, and (c) does not implicate the anti-cherrypicking provision; (4) is subject to FERC review of the transmission rates and the terms and conditions of service that TVA provides; and (5) is prohibited from (a) reporting false information on the price of electricity sold at wholesale or the availability of transmission capacity to a federal agency with intent to fraudulently affect the data being compiled by the agency and (b) using manipulative or deceptive devices or contrivances in connection with the purchase or sale of power or transmission services subject to FERC's jurisdiction.

    In addition, the FPA provides FERC with authority (1) to order refunds of excessive prices on short-term sales (transactions lasting 31 days or less) by all market participants, including TVA, in price gouging situations if such sales are through an independent system operator or regional transmission organization under a FERC-approved tariff; (2) to issue regulations requiring the reporting, on a timely basis, of information about the availability and prices of wholesale power and transmission service by all market participants, including TVA; (3) to investigate electric industry practices, including TVA's operations that are subject to FERC's jurisdiction; and (4) to impose civil penalties of up to $1 million per day for each violation of the provisions of the FPA discussed in the prior paragraph that are applicable to TVA. Criminal penalties may also result from such violations.

    Finally, while not required to do so, TVA has elected to implement various FERC orders and regulations pertaining to public utilities on a voluntary basis to the extent that they are consistent with TVA's obligations under the TVA Act.

NERC Compliance

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

Environmental Protection Agency

TVA is subject to regulation by the EPA in a variety of areas, including air quality control, water quality control, and management and disposal of solid and hazardous wastes.  See Environmental Matters below and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges.

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

Environmental Matters

    TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other matters. Emissions from all TVA-owned and operated units (including small combustion turbine units of less than 25 MW) have been reduced from historic peaks. Emissions of nitrogen oxide ("NOx") have been reduced by 96 percent below peak 1995 levels and emissions of sulfur dioxide ("SO2") have been reduced by 99 percent below 1977 levels through CY 2019. For CY 2019, TVA's emission of carbon dioxide ("CO2") from its sources was 47 million tons, a 55 percent reduction from 2005 levels. This amount includes 2,383 tons from units rated at less than 25 MW. To remain consistent and to align with the EPA's reporting requirements, TVA intends to continue reporting CO2 emissions on a calendar year basis.

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

    Cross-State Air Pollution Rule. The EPA issued the Cross-State Air Pollution Rule ("CSAPR") in July 2011 requiring several states in the eastern U.S. to improve air quality by reducing power plant emissions that contribute to pollution in other states.  In 2016, the EPA issued an update to CSAPR to address cross-state air pollution (the "CSAPR Update Rule"). The EPA subsequently issued an additional rule to resolve any remaining cross-state air pollutant issues ("CSAPR Close-Out Rule"). The U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") has remanded a portion of the CSAPR Update Rule back to the EPA to address its failure to require upwind states to eliminate substantial contributions to downwind non-attainment areas by the statutory deadline. The D.C. Circuit also vacated the CSAPR Close-Out Rule. On October 15, 2020, the EPA proposed revisions to the CSAPR Update Rule to address the court's remand, which must be finalized by March 2021. On October 30, 2020, the EPA published the proposed rule in the Federal Register. TVA is currently analyzing the proposed rule to determine whether its provisions could affect operations.

    Mercury and Air Toxics Standards for Electric Utility Units. On April 16, 2020, the EPA issued a final rule which revokes the agency's earlier finding that regulation of hazardous air pollutants ("HAP") emitted from steam electric utilities is appropriate and necessary. The rule does not remove electric generating units from the source categories listed under Section 112 of the CAA nor does it rescind the Mercury and Air Toxics Standards ("MATS") requirements. Additionally, the EPA determined that further restrictions on HAP emissions are not warranted based on a residual risk and technology review for this source category. TVA does not anticipate that the final rule will change TVA's MATS compliance requirements or strategy. Certain states and environmental groups have filed petitions in the D.C. Circuit challenging the EPA's finding that regulating HAPs from electric generating units is not appropriate and necessary. TVA cannot predict the outcome of these judicial petitions at this time.

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

    Regional Haze Program. The EPA issued the Clean Air Visibility Rule, which required certain older sources to install best available retrofit technology. No additional controls or lower operating limits are required for any TVA units to meet best available retrofit technology requirements. In January 2017, the EPA published the final rule that changed some of the requirements for Regional Haze State Implementation Plans ("SIPs"). Specific impacts cannot be determined until future Regional Haze SIPs are developed for the next decennial review under the visibility haze provisions of the CAA. States must submit their Regional Haze SIPs to the EPA by July 31, 2021.

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

New York Petition to Address Impacts from Upwind High Emitting Sources. In March 2018, the State of New York filed a petition with the EPA under Section 126(b) of the CAA to address ozone impacts on New York from the NOx emissions from sources emitting at least 400 tons of NOx in CY 2017 from nine states including Kentucky. The New York petition requests that the EPA require daily NOx limits for utility units with selective catalytic reduction systems ("SCRs") such as Shawnee Units 1 and 4 and emission reductions from utility units without SCRs such as Shawnee Units 2, 3, and 5-9. Kentucky utility unit NOx emissions are already limited by the CSAPR Update Rule and are declining, and current EPA modeling projects no additional requirements to reduce Kentucky NOx emissions are necessary. In September 2019, the EPA finalized its denial of New York's petition because the state did not demonstrate, and the EPA could not independently establish, that sources in the states listed in the petition contribute to exceedances of the 2008 and 2015 ozone NAAQS in New York. The State of New York filed a petition in the D.C. Circuit for judicial review of the EPA's denial of the petition. On July 14, 2020, the D.C. Circuit vacated the EPA's denial of the petition and remanded the petition to the EPA for reconsideration. Specific impacts to TVA cannot be determined until the EPA takes further action on the petition.

    Affordable Clean Energy Rule. In June 2019, the EPA finalized the final Affordable Clean Energy ("ACE") rule and repealed the EPA's previous regulation addressing greenhouse gas ("GHG") emissions from existing fossil fuel-fired units. The ACE rule establishes guidelines for GHG emissions from existing coal-fired units based on efficiency improvements that can be achieved at those units at reasonable cost. States are required to apply the emission guidelines to coal-fired units within their respective jurisdictions and take into account the remaining useful lives of those units. The impact of the ACE rule on TVA's coal-fired units cannot be determined until Tennessee and Kentucky submit to the EPA their SIPs implementing guidelines in the ACE rule and the EPA approves these SIPs. The ACE rule allows states three years to submit their SIPs and allows the EPA 18 months for approval. In addition, lawsuits challenging the ACE rule are pending in the D.C. Circuit, and the outcome of the litigation could change requirements under the ACE rule and modify the timeline for compliance.

    New Source Performance Standards. In December 2018, the EPA proposed revisions to the GHG emission standards for new, modified, and reconstructed electric utility generating units that were finalized by the EPA in October 2015. For coal-fired units, the EPA proposes to revise the current new source standards such that carbon capture and sequestration technology is no longer necessary to meet the standards of performance that reflect the best system of emission reduction. The resulting limits are less stringent than limits under the current rule and can be met by modern coal-fired units (e.g., supercritical steam generators) in combination with best operating practices, but without carbon capture and sequestration. The EPA is not proposing to revise the new source performance standard for GHG emission from gas-fired units. If finalized as proposed, the revisions are not expected to significantly impact TVA since TVA does not currently plan to construct, modify, or reconstruct any coal-fired units.

    Maryland Petition to Address Impacts from Upwind Electric Generating Units. In September 2017, the State of Maryland filed a lawsuit against the EPA for failing to act within 60 days on Maryland's petition under Section 126 of the CAA to address ozone impacts on Maryland from the NOx emissions of 36 electric generating units, including TVA's Paradise coal-fired Unit 3. The EPA denied the petition for electric generating units with SCR units because existing regulations already address emissions from such units. In addition, the EPA denied the petition with respect to electric generating units with non-catalytic controls because of cost. In October 2018, the State of Maryland filed a petition for judicial review with the D.C. Circuit, and on May 19, 2020, the D.C. Circuit remanded the EPA's denial of the petition back to the EPA with respect to the operation of four units with non-catalytic controls. With the retirement of Paradise Unit 3 on February 1, 2020, the partial remand of the petition to the EPA will not affect TVA.

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

    Implementation of EO 13783 has resulted in the replacement of the Clean Power Plan rule for existing fossil generation units by the ACE rule and revisions to the GHG emission standards for new, modified, and reconstructed electric utility generating units. The impact of the ACE rule and the GHG emission standards are discussed above.

    In May 2018, EO 13834, "Efficient Federal Operations," was signed. EO 13834 emphasizes meeting statutory requirements and gives agencies greater flexibility and discretion to decide how best to improve operations in order to "optimize energy and environmental performance, reduce waste, and cut costs." It also calls on the White House Council of Environmental Quality to streamline pre-existing environmental orders by "refocusing agencies on cost-effectively meeting mandates and goals" established by law. The order seeks to consolidate requirements related to energy and water efficiency, high performance buildings, renewable energy consumption, and federal vehicle fleet management. TVA consistently seeks to improve its operations in order to optimize energy and environmental performance and does not anticipate significant changes in its planning or operations as a result of the EO.

    International Accords. In September 2016, the U.S. formally accepted the Paris Agreement. The agreement met the threshold of at least 55 countries that account for at least 55 percent of global GHG emissions and formally entered into force in November 2016. On November 4, 2019, the U.S. formally notified the United Nations that it would withdraw from the agreement. Under the terms of the agreement, the effective date for the withdrawal was November 4, 2020. Specific impacts to TVA cannot be determined at this time.

    In response to President Trump's Paris withdrawal announcement, 25 states have formed the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing GHG emissions consistent with the goals of the Paris Agreement. North Carolina and Virginia are the only states in the TVA region that are U.S. Climate Alliance members. Among other commitments, each state commits to implement policies that advance the goals of the Paris Agreement, aiming to reduce GHG emissions by at least 26-28 percent below CY 2005 levels by CY 2025 and to accelerate new and existing policies to reduce carbon pollution and promote clean energy deployment at the state and federal level. In June 2017, U.S. states, cities, and businesses representing more than half of the U.S. economy made a pledge to meet the GHG reduction targets of the Paris Agreement, called "America's Pledge." In September 2020, America's Pledge released its second economy-wide policy analysis with recommendations of how states, cities, businesses, and other stakeholders can influence U.S. decarbonization. It is premature to determine potential impacts to TVA.

    Litigation. In addition to legislative activity, climate change issues have been the subject of a number of lawsuits, including lawsuits against TVA. See Note 22 — Commitments and Contingencies for additional information.

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

    Physical Impacts of Climate Change. TVA's Climate Change Adaptation Plan was last updated in July 2020. The goal of the adaptation planning process is to ensure TVA continues to achieve its mission and program goals and to operate in a secure, effective, and efficient manner in a changing climate by integrating climate change adaptation efforts in coordination with state and local partners, tribal governments, and private stakeholders. TVA manages the potential effects of climate change on its mission, programs, and operations within its environmental management processes.

    Actions Taken by TVA to Reduce GHG Emissions. TVA has reduced GHG emissions from both its generation stations and its operations. Recent TVA Board actions have focused on TVA's plan to balance its coal-fired generation by increasing its nuclear capacity, modernizing its hydroelectric generation system, increasing natural gas-fired generation, installing emission control equipment on certain of its coal-fired units, increasing its purchases of renewable energy, building solar facilities, and investing in energy efficiency initiatives to reduce energy use in the Tennessee Valley.  Additionally, TVA has invested to increase energy efficiency in its operations.  The combination of more stringent environmental regulations, lower natural gas prices, and lower demand for energy across the Tennessee Valley has reduced the utilization of coal-fired generation.  These factors have resulted in lower CO2 emissions from the TVA system, as previously discussed in this section.

Renewable/Clean Energy Standards

    Twenty-nine states and the District of Columbia have established enforceable or mandatory requirements for electric utilities to generate a certain amount of electricity from renewable sources.  One state within the TVA service area, North Carolina, has a mandatory renewable standard that, while not applying directly to TVA, does apply to TVA's LPCs serving retail customers in that state.  TVA's policy is to provide compliance assistance to any distributor of TVA power, and TVA is providing assistance to the covered LPCs that sell TVA power in North Carolina. In 2020, Virginia signed into law the Clean Economy Act. The Act establishes a mandatory requirement for utilities to generate a certain amount of electricity from renewable sources. At this time, TVA is not impacted by the legislation due to the relatively small amount of electricity that TVA provides in Virginia compared to other utilities. Likewise, the Mississippi Public Service Commission adopted an energy efficiency rule applying to electric and natural gas providers in the state, and TVA is supplying information on participation in TVA's energy efficiency programs to support the covered Mississippi LPCs.

Water Quality Control Developments

    Cooling Water Intake Structures. In May 2014, the EPA released a final rule under Section 316(b) of the Clean Water Act relating to cooling water intake structures ("CWIS") for existing power generating facilities. The rule requires changes in CWIS used to cool the vast majority of coal, gas, and nuclear steam-electric generating plants and a wide range of manufacturing and industrial facilities in the U.S.  The final rule requires CWIS to reflect the best technology available for minimizing adverse environmental impacts, primarily by reducing the amount of fish and shellfish that are impinged or entrained at a cooling water intake structure. These new requirements will potentially affect a number of TVA's fossil- and nuclear-fueled facilities and will likely require capital upgrades to ensure compliance. Most TVA facilities are projected to require retrofit of CWIS with "fish-friendly" screens and fish return systems to achieve compliance with the new rule. The rule is being implemented through permits issued under the National Pollutant Discharge Elimination System ("NPDES") in Section 402 of the Clean Water Act. State agencies administer the NPDES permit program in most states including those in which TVA's facilities are located.  In addition, the responsible state agencies must provide all permit applications to the U.S. Fish and Wildlife Service for a 60-day review prior to public notice and an opportunity to comment during the public notice. As a result, the permit may include requirements for additional studies of threatened and endangered species arising from U.S. Fish and Wildlife Service comments and may require additional measures be taken to protect threatened and endangered species and critical habitats directly or indirectly related to the plant cooling water intake. TVA's review of the final rule indicates that the rule offers adequate flexibility for cost-effective compliance.  The required compliance timeframe is linked to plant-specific NPDES permit renewal cycles (i.e., technology retrofits), and compliance is expected to be required in the CYs 2022-2024 timeframe.

The EPA has never applied the requirements under Section 316(b) to hydroelectric facilities. However, two EPA regions that do not cover TVA's activities are proposing to include Section 316(b) requirements in NPDES permits for hydroelectric facilities in those regions that withdraw water used for cooling purposes. It is not clear whether the requirements will be adopted nationwide or, given the unique features of hydroelectric facilities and the manner in which they withdraw water for cooling purposes, how the best technology available standard would be applied to TVA's hydroelectric facilities. The specific impacts to TVA from this potential policy change cannot be determined at this time.

    Hydrothermal Discharges. The EPA and many states continue to focus regulatory attention on potential effects of hydrothermal discharges. Many TVA plants have variances from thermal standards under Section 316(a) of the Clean Water Act that are subject to review as NPDES permits are renewed. Specific data requirements in the future will be determined based on negotiations between TVA and state regulators. If plant thermal limits are made more stringent, TVA may have to install cooling towers at some of its plants and operate installed cooling towers more often. This could result in a substantial cost to TVA.

    Steam-Electric Effluent Guidelines. In 2015, the EPA revised existing steam-electric effluent limitation guidelines ("ELGs"), which regulate water discharge pollutants and require the application of certain pollutant control technologies. The 2015 ELGs established more stringent performance standards for existing and new sources and required major upgrades to wastewater treatment options at all coal-fired plants. Compliance with new requirements was originally required in the CYs 2018-2023 timeframe, but the EPA delayed the compliance dates for flue gas desulfurization ("FGD") wastewater and bottom ash transport water until CYs 2020-2023 to allow the EPA time to review and potentially revise the ELGs with regard to these waste streams.

    In August 2017, the EPA Administrator announced his decision to conduct a rulemaking to potentially revise the new, more stringent effluent limitations that apply to bottom ash transport water and FGD wastewater in the 2015 ELG rule. In April 2019, the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit") remanded portions of the 2015 ELG rule because it determined that some of the standards did not comply with statutory requirements. The EPA proposed revised ELGs for bottom ash transport water and FGD wastewater on November 4, 2019, but did not address the portions of the ELG that were remanded by the Fifth Circuit.

    The final ELGs were published on October 13, 2020. The primary impact for TVA is on the operation of existing coal-fired generation facilities. The revised ELGs will impact long-term investment decisions relative to the long-term compliance and operability of these plants.  The revisions may require TVA to install additional wastewater treatment systems for FGD wastewater and bottom ash transport water, and TVA could incur substantial costs to comply with the new rule.  The revision also includes a subcategory for which the Cumberland Fossil Plant ("Cumberland") would qualify that provides TVA greater flexibility in meeting the ELGs. The revision includes two additional subcategories for low utilization units and units that cease coal combustion by the end of 2028. TVA will evaluate the applicability of those subcategories to its plants as appropriate. Litigation on the final rule is anticipated which introduces additional uncertainty in what will be required at each facility.

    Other Clean Water Act Requirements. As is the case in other industrial sectors, TVA and other utilities are also facing more stringent requirements related to the protection of wetlands, reductions in storm water impacts from construction activities, new water quality criteria for nutrients and other pollutants, new wastewater analytical methods, and changes in regulation of pesticide application.

Recent Clean Water Act Decisions

On April 23, 2020, in County of Maui v. Hawaii Wildlife Fund, the Supreme Court held that the Clean Water Act requires a permit when there is a direct discharge of pollutants from a point source to waters of the U.S. and when there is "the functional equivalent" of a direct discharge to such waters. The Court suggested seven factors for determining when such a discharge is the functional equivalent of a direct discharge and acknowledged that the new test would be somewhat difficult to apply, potentially requiring evaluation of multiple factors. The Court noted that "time and distance" of pollutant migration often will be the most important factor but that other relevant factors may include, for example, the nature of the material through which the pollutant travels and the extent to which the pollutant is diluted or chemically changed as it travels. TVA is evaluating what potential impact the decision and application of the test could have on its operations.

On April 15, 2020, in Northern Plains Resource Council v. U.S. Army Corps of Engineers, the U.S. District Court for the District of Montana ("District Court of Montana") vacated the Nationwide Permit ("NWP") 12, which authorizes discharges of dredged or fill material into waters of the U.S., and enjoined the U.S. Army Corps of Engineers from authorizing projects nationwide under the permit. The District Court of Montana subsequently amended its order on May 11, 2020, to allow NWP 12 to remain in place pending appeal for non-pipeline construction projects. The Supreme Court further granted a stay of the decision on July 6, 2020, allowing NWP 12 to remain in place for all pipeline construction projects except the Keystone XL pipeline. Consequently, the District Court of Montana's decision vacating NWP 12 does not have an immediate effect on TVA; however, unless the District Court of Montana's decision is reversed on appeal, there remains a risk that NWP 12 will not be available for TVA projects in the future. On September 15, 2020, the U.S. Army Corps of Engineers published a notice of proposed rulemaking in the Federal Register for the reissuance and modification of NWPs, including NWP 12. The notice also included a proposal to limit the applicability of NWP 12 to oil and natural gas pipelines, modify certain pre-construction notification requirements, and create new NWPs for certain utility line activities. The proposed rule is unlikely to have a material impact on TVA, but the impact cannot be evaluated until the proposed rule is finalized and any related litigation is resolved.

Cleanup of Solid and Hazardous Wastes

    Liability for releases and cleanup of hazardous substances is imposed under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes. In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.

    TVA Sites. TVA operations at some of its facilities have resulted in releases of contaminants that TVA is addressing including at TVA's Environmental Research Center at Muscle Shoals, Alabama. At September 30, 2020, TVA's estimated liability for cleanup and similar environmental work for those sites for which sufficient information was available to develop a cost estimate is approximately $14 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. In addition, the Environmental Research Center has an active groundwater monitoring program as part of a permitted corrective action plan.

    Non-TVA Sites. TVA is aware of alleged hazardous-substance releases at certain non-TVA areas for which it may have some liability. See Note 22 — Commitments and Contingencies — Environmental Matters.

    Coal Combustion Residuals. The EPA published its final rule governing CCR in 2015. The rule regulates CCR as nonhazardous waste under Subtitle D of the RCRA. While states may adopt the rule's requirements into their regulatory programs, the rule does not require states to adopt the requirements. The initial version of the rule provided for self-implementation by utilities and allows enforcement through citizen suits in federal court. The Water Infrastructure Improvements for the Nation Act ("WIIN Act") subsequently allowed state or federal-based permitting to implement the CCR rule as an alternative to self-implementation and citizen suits. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residuals Facilities for a discussion of the impact on TVA's operations, including the cost and timing estimates of related projects.

      In July 2018, the EPA issued a final CCR rule which provided additional flexibility and an extension of certain deadlines. In March 2019, the D.C. Circuit granted the EPA's request to remand the final rule to allow the EPA to reconsider the amendments. The remand also allowed the EPA time to complete a new rulemaking to establish revised timelines for unlined impoundments to initiate closure and to reexamine the October 2020 deadline for closing some unlined impoundments. In August 2019, the EPA issued a proposed rule to amend portions of the CCR Rule regarding beneficial use, temporary piles, and public access to information. On November 4, 2019, the EPA announced a proposed rule that will revise portions of the CCR Rule requiring closure of unlined surface impoundments. The final Part A rule was published in the Federal Register on August 28, 2020, and became effective September 28, 2020. Among other things, the final Part A rule requires all unlined CCR surface impoundments to stop receiving CCR and non-CCR wastestreams and to initiate closure or retrofit by no later than April 11, 2021. Additionally, the final rule provides a process for a utility to seek site-specific approval from the EPA to continue to use the unlined CCR surface impoundment until October 15, 2023, and possibly longer under certain circumstances. The final rule also includes requirements that enhance the public's access to groundwater monitoring and corrective action reports. TVA does not currently anticipate the final rule will have a significant impact because TVA is already planning to close its unlined CCR surface impoundments by the regulatory deadline and already makes groundwater monitoring and corrective action reports publicly available. A prepublication copy of a separate final Part B rule was released on October 16, 2020.  This rule provides an alternative liner demonstration procedure for utilities with clay lined units which are being forced to close under the Part A rule.  However, TVA does not have any units which qualify for this demonstration.

    In August 2015, the Tennessee Department of Environment and Conservation ("TDEC") issued an order that (1) established a process for TDEC to oversee TVA's implementation of the EPA's CCR rule to ensure coordination and compliance with Tennessee laws and regulations that govern the management of CCR and (2) required TVA to investigate and assess CCR contamination risks at seven of TVA's eight coal-fired plants in Tennessee and to remediate any unacceptable risks.  The TDEC order does not allege that TVA is violating any CCR regulatory requirements nor does it assess TVA penalties.  The TDEC order sets out an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. Currently, TVA is conducting environmental investigations of the seven sites in accordance with the TDEC-approved Environmental Investigation Plans for each site. Upon the completion of the investigations, TVA will submit an environmental assessment report for each site.

    Groundwater Contamination. Environmental groups and state regulatory agencies are increasing their attention on alleged groundwater contamination associated with CCR management activities. As a result, TVA may have to change how it manages CCR at some of its plants, potentially resulting in higher costs. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residuals Facilities and — Regulatory Compliance — Allen Groundwater Investigation and Note 12 — Asset Retirement Obligations.

Environmental Investments

    From 1970 to 2020, TVA spent approximately $6.8 billion on controls to reduce emissions from its coal-fired power plants. In addition, TVA has reduced emissions by idling or retiring coal-fired units and relying more on cleaner energy resources including natural gas and nuclear generation.

    TVA currently anticipates spending significant amounts on environmental projects in the future, including investments in new clean energy generation including renewables to reduce TVA's overall environmental footprint.  TVA environmental project expenditures also result from coal-fired plant decommissioning and from effective ash management modernization. Based on TVA's decisions regarding certain coal-fired units, the amount and timing of expenditures could change.  See Power Supply and Load Management Resources — Coal-Fired above and Estimated Required Environmental Expenditures below.

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

Estimated Required Environmental Expenditures

    The following table contains information about TVA's current estimates on projects related to environmental laws and regulations.

Estimated Potential Environmental Expenditures(1)(2) At September 30, 2020 (in millions)
	2021	2022	Thereafter(3)(4)	Total
Coal Combustion Residual Conversion Program(5)	$313	$224	$412	$949
Clean Air Act control projects(6)	28	45	83	156
Clean Water Act requirements(7)	41	78	71	190
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $145 million, $134 million, and $121 million for 2021, 2022, and thereafter, respectively, in capital expenditures.
(3) See Note 22 — Commitments and Contingencies.
(4) These estimates include expenditures expected to be incurred during 2023, 2024, and 2025.
(5)  Includes costs associated with pond closures, conversion of wet to dry handling, and landfill activities. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residuals Facilities and Note 12 — Asset Retirement Obligations.
(6)  Includes air quality projects that TVA is currently performing to comply with existing air quality regulations, but does not include any projects that may be required to comply with potential GHG regulations or transmission upgrades.
(7)  Includes projects that TVA is currently planning to comply with revised rules under the CWA regarding CWIS and ELGs for steam electric power plants.

Human Capital Resources

On September 30, 2020, TVA had 9,989 employees, of whom 3,287 were trades and labor employees.  Neither the federal labor relations laws covering most private sector employers nor those covering most federal agencies apply to TVA.  However, the TVA Board has a long-standing policy of acknowledging and working with recognized representatives of its employees, and that policy is reflected in long-term agreements to recognize the unions (or their successors) that represent TVA employees.  Federal law prohibits TVA employees from engaging in strikes against TVA. TVA also had approximately 13,800 contractors providing both intermittent or full-time services. The majority of these contractors are managed by TVA suppliers who are providing services to TVA.

Over the past year, TVA has worked to evolve its strategic direction to place an intentional focus on its people through a strategic priority identified as People Advantage. As part of this strategic priority, there are three key transformational elements: to accelerate the impact of inclusion with diversity within TVA and the communities it serves, to create a talent-focused organization to amplify the energy, power, and creativity within each TVA employee, and to create a culture that lives up to its values. TVA employees share common core values and strategic objectives, and it is these values that are the fundamental beliefs that guide actions, behaviors, and decisions as a company. The TVA values include:

•Safety — Committing to the safety and well-being of each TVA employee and the communities TVA serves;

•Integrity — Conducting business in an honest and straightforward way;

•Inclusion — Treating everyone with dignity and respect, emphasizing inclusion by welcoming each person's individuality so that full potential is reached; and

•Service — Serving in the communities in which TVA employees live, work, and play.

Each and every day, TVA is responsible for making life better in the Tennessee Valley. TVA is dedicated to keeping its employees inspired and empowered toward achieving this primary mission of service and invests in people areas including employee health and safety, employee benefits and development, and diversity and inclusion efforts.

TVA continues to focus on safety, and as a result, TVA has seen a consistent decline in injuries for the last seven years and has achieved industry top decile performance in safety. TVA's safety program is based on the fundamentals of a safety management system, which includes management commitment, employee engagement, hazard recognition and control, worksite analysis, contractor safety management, training, review, and continuous improvement. Employee engagement is critical to the success of the program. TVA's vital safety behaviors are employee driven and developed with the collaboration of represented employees, union leadership, and management to improve safety behaviors. Audits and assessments are a key component of continuous improvement and in overseeing TVA's safety and health program and are performed regularly. As a federal agency, TVA is also required to complete regulatory compliance inspections of its facilities on an annual basis.

To care for the well-being of employees and their families, TVA offers quality healthcare, insurance, and retirement benefits. Other benefits also include flexible work schedules, wellness incentives, scholarships for dependents of employees, tuition reimbursement, training and education opportunities, and employee development. TVA offers career opportunities and training for military veterans, college students, and recent graduates. Employee development involves individual learning-ability, team learning, mentoring, and career pathing including rotational development. As TVA continues to adapt to the evolving demands of the industry, it is imperative that it cultivate a work environment that fosters the attributes and capabilities of an interconnected workforce.

TVA is enriched by the diversity of a talented, highly skilled workforce made up of people from all backgrounds. To achieve this, TVA endeavors to ensure that all qualified candidates receive fair consideration for open jobs at TVA and that all employees are encouraged, engaged, and empowered to contribute 100 percent of their talents, 100 percent of the time while bringing their authentic selves to work each day. Recruiting efforts also support the strategic element of inclusion with diversity and a culture that lives up to TVA's values, and TVA actively recruits employees of all races, colors, sexual orientations, ethnicities, gender identities, abilities, religions, and ages. TVA continues to work to improve the minority share and women share of the workforce and maintain its status as best in industry for the military veteran share of the workforce. In addition, TVA has Employee Resource Groups that support and empower employees based on their personal association to the diverse groups present at TVA.

Through the People Advantage strategic priority, TVA strives to become the destination for difference makers, where TVA and employees believe the best in each other, give the best to each other, and expect the best from each other. Key measures of success are engagement and inclusion scores, regrettable losses, recordable injuries, and people of color and female representation, both in leadership. The 2019 and 2020 results for these key measures are reflected in the chart below, in addition to the performance goals for 2021.

	2019	2020	2021
Performance Measure	Actual	Actual	Plan
People of Color Representation in Leadership (%)	9%	9%	10%
Female Representation in Leadership (%)	17%	18%	19%
Regrettable Losses (%)	1.1%	1.0%	0%
Engagement (100 point scale) (1)	75	80	81
Inclusion (100 point scale) (1)	72	72	74
Recordable Injuries (#)	54	38	0
Note
(1) A new vendor was used to facilitate the Engagement and Inclusion Survey in 2020; therefore, weightings and results may vary when comparing 2020 to 2019.

See also Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Business and Mission – TVA's Mission of Service for a discussion of TVA's mission, strategic priorities, and linking the mission to performance through corporate measures.

ITEM 1A. RISK FACTORS

    The risk factors described below, as well as the other information included in this Annual Report, should be carefully considered.  Risks and uncertainties described in these risk factors could cause future results to differ materially from historical results as well as from the results anticipated in forward-looking statements.  Although the risk factors described below are the ones that TVA considers material, additional risk factors that are not presently known to TVA or that TVA presently does not consider material may also impact TVA's business operations.  See Forward Looking Information above for a description of some matters that could affect the below risks or generate new risks. The occurrence of any of the following could have a material adverse effect on TVA's cash flows, results of operations, and financial condition.

For ease of reference, the risk factors are presented in nine categories: (1) COVID-19 related risks; (2) regulatory, legislative, and legal risks; (3) operational risks; (4) risks related to the environment and catastrophic events; (5) cybersecurity risks; (6) financial, economic, and market risks; (7) human capital and management risks; (8) accounting and financial reporting risks; and (9) general business risks.

COVID-19 RELATED RISKS

The COVID-19 pandemic has and may continue to adversely affect TVA's business, financial condition, and                                     results of operations.

The COVID-19 pandemic has and may continue to adversely affect TVA's business, financial condition, and results of operations. To date, the COVID-19 pandemic has resulted in and may continue to result in reduced revenues due to customers curtailing operations to reduce the spread of the outbreak, including quarantines, closures, or reduced operations of businesses or other institutions and the deferral of revenues under programs offered by TVA to its local power company customers to offset the impact of customers' inability to pay during the outbreak. TVA estimates base revenues were reduced by approximately $185 million for the year ended September 30, 2020. TVA expects the COVID-19 pandemic to continue impacting revenue for 2021 and has planned for reduced operating revenues. It is uncertain at this time the extent to which TVA's revenues may be impacted beyond 2021. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Revenues.

TVA could be further adversely affected by the impact of the COVID-19 pandemic on the economy and financial markets, including a prolonged recession and continued volatility in interest rates, commodity prices, investment performance, and foreign currency exchange rates. TVA has experienced fluctuations related to its pension plan assets and other investment portfolios during the year ended September 30, 2020. The ultimate impact of the COVID-19 pandemic on the pension plan and other investments depends on factors beyond TVA's knowledge or control. A long-term recession could impact access to capital and have other long-term negative effects on operations.

In addition, TVA's operations could be impacted by, among other things, social distancing to prevent illness from spreading within the workforce; travel restrictions; the availability of the workforce to perform essential functions; and the unavailability of fuel or critical parts, supplies, or services due to transportation restrictions and the shutdown, slowdown, or inability to meet contractual requirements of suppliers or other vendors in TVA's supply chain. In addition, the continued spread of the COVID-19 pandemic could adversely impact TVA's ability to develop, construct, and operate facilities; could delay or prevent the completion of projects; and could lead to impairments of TVA's long-lived assets and accounts and loans receivable.

To address specific aspects of the COVID-19 pandemic, TVA has implemented a company-wide pandemic plan, including limiting non-essential travel and mandatory telework for those who do not have to be physically present at a TVA facility or office building; implementing strong physical and cyber-security measures; keeping certain developed recreation areas closed; actively monitoring generation, transmission, and distribution functions; and maintaining an increased cash reserve; however, it is possible that these measures will not be successful in mitigating the impact of the outbreak. At this time, operations and delivery of energy to customers have not been materially impacted.

The extent to which the COVID-19 pandemic will impact TVA's business, financial condition, and results of operations is uncertain and will depend on numerous evolving factors beyond TVA's knowledge or control including, among other things, the duration and severity of the outbreak, actions taken to contain its spread and mitigate its effects, and the broader impact of the COVID-19 pandemic on the country and region's economy. However, TVA reasonably anticipates that a prolonged outbreak could have a material adverse impact on its business, financial condition, and results of operations, and could require TVA to change how it conducts certain operations, takes power under certain agreements, or dispatches its own facilities.

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coronavirus Pandemic for an expanded discussion of the impact to TVA and related initiatives.

REGULATORY, LEGISLATIVE, AND LEGAL RISKS

New laws, regulations, or administrative or executive orders, or congressional actions or inactions, may negatively affect TVA's cash flows, results of operations, and financial condition, as well as the way TVA conducts its business.

Because TVA is a corporate agency and instrumentality established by federal law, it may be affected by a variety of laws, regulations, and administrative or executive orders that do not affect other electric utilities. For example, federal legislation may expand or reduce TVA's activities, change its governance structure, require TVA to sell some or all of the assets that it operates, require TVA to take certain other operational or regulatory actions, reduce or eliminate the U.S.'s ownership of TVA, or even liquidate TVA. Additionally, Congress could act, or fail to take action, on various issues that may result in impacts to TVA, including but not limited to action or inaction related to the national debt ceiling or automatic spending cuts in government programs. Furthermore, administrative or executive orders could cause TVA to change the way it conducts its business.

Although it is difficult to predict exactly how new laws, regulations, or administrative or executive orders or congressional action or inaction may impact TVA, some of the possible effects are described below.

TVA may become subject to additional environmental regulation.

New environmental laws, regulations, or orders may become applicable to TVA or the facilities it operates, and existing environmental laws or regulations may be revised or reinterpreted in a way that adversely affects TVA, including substantially increasing TVA's cost of operations or requiring significant capital expenditures. Possible areas of future laws or regulations include, but are not limited to, GHGs, CCR, ELGs, water quality, renewable energy portfolio standards, and natural gas production and transmission. See Item 1, Business – Environmental Matters – Water Quality Control Developments for a discussion of the EPA's new effluent limitation guidelines and Item 1, Business – Environmental Matters – Cleanup of Solid and Hazardous Wastes – Coal Combustion Residuals for a discussion of recent revisions to the EPA's CCR rule. Litigation may affect the timing and requirements of new regulatory proposals, and may indirectly affect TVA, even if TVA is not involved.

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

TVA's service area is defined primarily by provisions of law and long-term contracts. The fence limits the region in which TVA or LPCs which distribute TVA power may provide power. The anti-cherrypicking provision precludes FERC from ordering TVA to transmit power for others if that power would be consumed within the TVA service area. State service territory laws limit unregulated third parties' ability to sell electricity to consumers. All current wholesale power contracts between TVA and LPCs are all requirements contracts; however, Flexibility Agreements available to LPCs that have executed long-term contracts with TVA allow LPCs to locally generate up to approximately five percent of average total hourly energy sales over the prior five years to meet their individual customers' needs. In addition, other utilities may use their own transmission lines to serve customers within TVA's service area, and third parties are able to avoid the restrictions on serving end-use customers by selling or leasing generating assets to a customer rather than selling electricity.

From time to time, there have been efforts to circumvent the protection of the anti-cherrypicking provision. In addition, the protections afforded by the anti-cherrypicking provision could be limited or perhaps eliminated by federal legislation at some time in the future. If FERC were to limit the application of the anti-cherrypicking provision or if federal legislation were to eliminate or limit the application of the anti-cherrypicking provision, TVA could more easily lose customers that it could not replace within its specified service area due to the fence. The loss of these customers could adversely affect TVA's cash flows, results of operations, and financial condition.

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

TVA is involved in various legal and administrative proceedings and is likely to become involved in additional proceedings in the future in the ordinary course of business or as a result of, among other things, catastrophic events or environmental conditions at TVA property or areas where TVA has disposed of materials or property. The additional proceedings could involve, among other things, challenges to TVA's CCR facilities, nuisance suits involving TVA's coal-fired plants, and challenges to TVA's authority to set rates and enter into contracts. Although TVA cannot predict the outcome of the individual matters in which TVA is involved or will become involved, the resolution of these matters could require TVA to make expenditures in excess of established reserves and in amounts that could have a material adverse effect on TVA's cash flows, results of operations, and financial condition.  Similarly, resolution of any such proceedings may require TVA to change its business practices or procedures, change how it operates its coal-fired units, reduce emissions to a greater extent than TVA had planned, close existing CCR facilities sooner than planned, build new CCR facilities sooner than planned, build new CCR facilities that were not planned, cease operation of some coal-fired units, adjust its rates, or terminate or modify contracts. These events could also have a material adverse effect on TVA's cash flows, results of operations, and financial condition. For a discussion of certain current material legal proceedings, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges and Note 22 — Contingencies and Legal Proceedings — Legal Proceedings.
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

TVA's governmental status may interfere in its ability to quickly respond to the needs of its current or potential customers or to act solely in the interest of its ratepayers.

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

In addition, TVA's nature as a quasi-governmental entity imposes additional pressures that most companies do not face, such as the requirement to support economic development, manage a river system, and promote recreational opportunities. TVA must balance these obligations with the requirement to provide power at the lowest feasible rates. If TVA does not adequately communicate how it fulfills its various missions and the value it provides, its reputation may be harmed, which may result in political pressure to change its nature or operations as well as in the loss of public support.

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

Should issues develop with TVA's nuclear power units that TVA is unable to correct, TVA might voluntarily shut down one or more units or be ordered to do so by the NRC. Returning the unit(s) to operation could be a lengthy and expensive process, or might not be possible depending on circumstances.  In either case, TVA's cash flows, results of operations, financial condition, and reputation may be negatively affected.

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

Decommissioning Costs.  TVA maintains a Nuclear Decommissioning Trust ("NDT") for the purpose of providing funds to decommission its nuclear facilities.  The NDT is invested in securities generally designed to achieve a return in line with overall equity and debt market performance.  See Note 16 — Fair Value Measurements — Investment Funds for NDT balance at September 30, 2020. TVA might have to make unplanned contributions to the NDT if, among other things:

•The value of the investments in the NDT declines significantly or the investments fail to achieve the assumed real rate of return;

•The decommissioning funding requirements are changed by law or regulation;

•The assumed real rate of return on plan assets, which is currently five percent, is lowered by the TVA Board or is overly optimistic;

•The actual costs of decommissioning are more than planned;

•Changes in technology and experience related to decommissioning cause decommissioning cost estimates to increase significantly;

•TVA is required to decommission a nuclear plant sooner than it anticipates; or

•The NRC guidelines for calculating the minimum amount of funds necessary for decommissioning activities are significantly changed.

If TVA makes additional contributions to the NDT, the contributions may negatively affect TVA's cash flows, results of operations, and financial condition.

Increased Regulation. The NRC has broad authority to adopt regulations related to the licensing, operating, and decommissioning of nuclear generation facilities and may adopt regulations as a result of events that occur at nuclear facilities in the U.S. or throughout the world, such as the events that occurred at Fukushima. These regulations can result in significant restrictions or requirements on TVA.  For example, supplementary NRC rulemaking has been developed to mitigate beyond-design basis flooding and seismic events. To comply with existing, new, or modified regulations, TVA may be required to make substantial capital expenditures at its nuclear plants or make substantial contributions to the NDT.  In addition, if TVA fails to comply with requirements promulgated by the NRC, the NRC has the authority to impose fines, shut down units, or modify, suspend, or revoke TVA's operating licenses.

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

TVA operates coal-fired units which produce CCR as byproducts of the power production process. The CCR is contained within dedicated facilities operated by TVA. TVA has closed some of these facilities in compliance with state and federal laws and is in the process of closing others. Many of these facilities were constructed prior to the requirement that such facilities be built with liners and thus do not contain such liners. TVA has been ordered by TDEC to undertake investigations at all CCR facilities in Tennessee. TVA has also been involved in litigation related to certain CCR facilities, and to resolve one such lawsuit, TVA agreed to remove or beneficially reuse some CCR material at Gallatin Fossil Plant ("Gallatin"). TVA could be subject to similar litigation or orders in the future and could be required to restrict or stop the use of some or all CCR facilities or relocate CCR material to lined facilities. Further, TVA has decided to move all CCR material at Allen Combined Cycle Plant ("Allen CC") rather than closing the CCR facilities in place as originally planned, which subjects TVA to additional costs and risks. TVA may change its closure plans at other facilities depending on the particular facts of each situation and the completion of any required environmental investigations or studies.

TVA's facilities and operations may be damaged or interfered with by physical attacks, threats, or other interference.

TVA has an extensive generation and transmission system and supporting infrastructure that includes, among other things, TVA's generation facilities and transmission infrastructure such as substations, towers, and control centers. Some of TVA's hydroelectric facilities include navigation locks which are necessary for commerce along the Tennessee River system. TVA also operates flood control dams and supporting infrastructure. Because of TVA's status as a governmental corporation and TVA's role as predominantly the sole power provider for its service territory, TVA may be targeted by individuals, groups, or nation states for physical attacks or threats of such attacks. Although TVA's operations are protected by automated monitoring systems, TVA Police and Emergency Management, TVA employees, local law enforcement, or a combination thereof, it may not be possible to effectively deter or prevent attacks. Such attacks could pose health and safety risks, significantly disable or destroy TVA assets, interfere with TVA's operations, result in additional regulatory or security requirements, and negatively affect TVA's cash flows, results of operations, and financial condition.

TVA's assets or their supporting infrastructure may not operate as planned.

Many of TVA's assets, including generation, transmission, navigation, and flood control assets, have been operating for several decades and have been in nearly constant service since they were completed. Additionally, certain of TVA's newer assets utilize advanced technology which could experience technical or operating issues. The failure of TVA's assets or supporting infrastructure, including information technology systems, to perform as planned may cause health, safety, or environmental problems and may even result in events such as the failure of a dam, the inability to maintain a reservoir at the normal or expected level, or an incident at a coal-fired, gas-fired, or nuclear plant or a CCR facility.  If these assets or their supporting infrastructure fail to operate as planned, if necessary repairs or upgrades are delayed or cannot be completed as quickly as anticipated, or if necessary spare parts are unavailable, TVA, among other things:

•May have to invest a significant amount of resources to repair or replace the assets or the supporting infrastructure;

•May have to remediate collateral damage caused by a failure of the assets or the supporting infrastructure;

•May not be able to maintain the integrity or reliability of the transmission system at normal levels;

•May have to operate less economical sources of power;

•May have to purchase replacement power on the open market at prices greater than its generation costs;

•May be required to invest substantially to meet more stringent reliability standards;

•May be unable to maintain insurance on affected facilities, or be required to pay higher premiums for coverage, unless necessary repairs or upgrades are made;

•May be unable to operate the assets for a significant period of time; or

•May not be able to meet its contractual obligations to deliver power.

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

TVA has determined that its power generation assets should consist of a mix of nuclear, coal-fired, natural gas-fired, and renewable power sources, including hydroelectric. In making this determination, TVA took various factors into consideration, including the anticipated availability of its nuclear units, the availability of non-nuclear facilities, the forecasted cost of natural gas and coal, the forecasted demand for electricity, and environmental compliance including the expense of adding air pollution controls to its coal-fired units. If any of these assumptions materially change or are impacted by subsequent events, TVA's generation mix may not address its operational needs in the most efficient manner. Resolving such a situation may require capital expenditures or additional power purchases, and TVA's cash flows, results of operations, financial condition, and reputation may be negatively affected.

RISKS RELATED TO THE ENVIRONMENT AND CATASTROPHIC EVENTS

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

An inadequate supply of water in the Tennessee River system and Cumberland River system could negatively impact TVA's cash flows, results of operations, and financial condition by reducing generation not only at TVA's hydroelectric plants but also at its coal-fired and nuclear plants, which depend on water from the river systems near which they are located for cooling and for use in boilers where water is converted into steam to drive turbines.  Certain of TVA's gas-fired facilities not located near a river require alternative sources of water, such as from wells or local utility companies. Further, the water must be of a particular quality for use in TVA's equipment. If the available water is not of sufficient quality for TVA's use, then TVA must either treat the water or obtain alternate sources. An inadequate supply of quality water could result, among other things, from periods of low rainfall or drought, the withdrawal of water from the river systems by governmental entities or others, incidents affecting bodies of water not managed by TVA, supply issues which affect water providers, or intrusive aquatic plants and animals such as eel grass, algae, and mussels that block cooling water intake pipes or otherwise interfere with the operation of TVA's generation facilities.  While TVA manages the Tennessee River and a large portion of its tributary system to provide much of the water necessary for the operation of its power plants, the USACE operates and manages other bodies of water upon which some of TVA's facilities rely.  Events at these bodies of water or their associated hydroelectric facilities may interfere with the flow of water and may result in TVA's having insufficient water quality to meet the needs of its plants.  If TVA has insufficient water supply of the quality necessary to meet the needs of its plants, TVA may be required to treat the water, reduce generation at its affected facilities to levels compatible with the available supply of water, or take additional steps that change how TVA conducts its operations or cause TVA to incur additional expense.

Catastrophic events may negatively affect TVA's cash flows, results of operations, and financial condition.

TVA's cash flows, results of operations, and financial condition may be adversely affected, either directly or indirectly, by catastrophic events such as fires, earthquakes, explosions, solar events, electromagnetic pulses ("EMPs"), geomagnetic disturbances, droughts, floods, hurricanes, tornadoes, or other casualty events, wars, national emergencies, terrorist activities, pandemics, or other similar destructive or disruptive events.  These events, the frequency and severity of which are unpredictable, may, among other things, lead to legislative or regulatory changes that affect the construction, operation, and decommissioning of nuclear units and the storage of spent fuel; limit or disrupt TVA's ability to generate and transmit power; limit or disrupt TVA's ability to provide flood control and river management; reduce the demand for power; disrupt fuel or other supplies; require TVA to produce additional tritium; lead to an economic downturn; require TVA to make substantial capital investments for repairs, improvements, or modifications; and create instability in the financial markets.  If public opposition to nuclear power makes operating nuclear plants less feasible as a result of any of these events, TVA may be forced to shut down its nuclear plants.  This would make it substantially more difficult for TVA to obtain greater amounts of its power supply from low or zero carbon emitting resources and to replace its generation capacity when faced with retiring or idling certain coal-fired units.  Additionally, some studies have predicted that climate change may cause catastrophic events, such as droughts and floods, to occur more frequently in the Tennessee Valley region, which could adversely impact TVA.

CYBERSECURITY RISKS

TVA's facilities and information infrastructure may not operate as planned due to cyber threats to TVA's assets and operations.

TVA's operations are heavily computerized and include assets such as information technology and networking systems. As with all industries, the reliance on computerization and networking makes TVA a target for cyber attacks, and the risk of such attacks may increase as individual devices and equipment become accessible via the internet. TVA has been targeted by cyber attacks in the past and anticipates that it will be targeted in the future. These attacks may have been carried out, or in the future could be carried out, by individuals, groups, or nation states. Although TVA has extensive cyber safeguards and works with industry specialists and relevant governmental authorities to deter, stop, or mitigate cyber attacks, it is possible that these measures might not prevent all attacks. In such a case, a cyber attack could compromise sensitive data; significantly disrupt operations; require additional expenditures for cybersecurity; negatively affect TVA's cash flows, results of operations, financial condition, and reputation; and pose health and safety risks. Additionally, the theft, damage, or improper disclosure of sensitive data may subject TVA to penalties and claims from third parties.

Cyber attacks on third parties could interfere with or harm TVA.

TVA relies on third parties for various services, including transferring funds to non-TVA entities in the ordinary course of business. As with TVA, these third parties are heavily computerized and use assets such as information technology and networking systems. If these third parties undergo cyber attacks, the services they provide TVA could be disrupted. This disruption could interfere with TVA's ability to perform its obligations to others, transfer funds, or make payments, which in turn could negatively affect TVA's financial condition and reputation. Additionally, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject TVA to further harm.

FINANCIAL, ECONOMIC, AND MARKET RISKS

TVA may have to make significant contributions in the future to fund its qualified pension plan.

At September 30, 2020, TVA's qualified pension plan had assets of approximately $8.0 billion compared to liabilities of approximately $13.7 billion.  The plan is mature with approximately 24,000 retirees and beneficiaries receiving benefits of over $700 million per year. The costs of providing benefits depend upon a number of factors, including, but not limited to, provisions of the plan; changing experience and assumptions related to terminations, retirements, and mortality; rates of increase in compensation levels; rates of return on plan assets; discount rates used in determining future benefit obligations and required funding levels; optional forms of benefit payments selected; future government regulation; and levels of contributions made to the plan.

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

The TVA Act provides that TVA can issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.   At September 30, 2020, TVA had $20.1 billion of Bonds outstanding (not including non-cash items of foreign currency exchange gain of $153 million, unamortized debt issue costs of $45 million, and net discount on sale of Bonds of $77 million).

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

TVA's current credit ratings are not based solely on its underlying business or financial condition but are based to a large extent on the legislation that defines TVA's business structure. Key characteristics of TVA's business defined by legislation include (1) the TVA Board's ratemaking authority; (2) the current competitive environment, which is defined by the fence and the anti-cherrypicking provision; and (3) TVA's status as a corporate agency and instrumentality of the U.S. If Congress takes any action that effectively alters any of these characteristics, TVA's credit ratings could be downgraded.

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

Downgrades of TVA's credit ratings may have material adverse effects on TVA's cash flows, results of operations, and financial condition as well as on investors in TVA securities.  Among other things, a downgrade could increase TVA's interest expense by increasing the interest rates that TVA pays on new securities that it issues.  Such an increase may reduce the amount of cash available for other purposes, which may result in the need to increase borrowings, to reduce other expenses or capital investments, or to increase power rates. A downgrade may also result in TVA's having to post collateral under certain physical and financial contracts that contain ratings triggers. A downgrade below a contractual threshold may prevent TVA from borrowing under four credit facilities totaling $2.7 billion or posting letters of credit as collateral under these facilities. At September 30, 2020, there were $1.5 billion of letters of credit outstanding under these facilities. If TVA were no longer able to post letters of credit as collateral, TVA would likely have to post cash as collateral, which would negatively affect TVA's liquidity. Further, a downgrade may lower the price of TVA securities in the secondary market, thereby negatively impacting investors who sell TVA securities after the downgrade and diminishing the attractiveness and marketability of TVA securities. The criteria used by credit rating agencies to assign ratings could also be changed at any time, which could result in changes to TVA's ratings.

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

Some of the factors that could reduce or change the demand for electricity include, but are not limited to, the following:

Economic Downturns or Recessions.  Renewed economic downturns or a recession in TVA's service area or other parts of the U.S. could reduce overall demand for power and thus reduce TVA's power sales and cash flows, especially if TVA's industrial customers, which constitute a material portion of TVA's demand, reduce their operations and thus their consumption of power.

Loss of Customers. TVA could lose customers, particularly LPCs, if customers choose another utility to meet some or all of their power needs where available, pursue self-generation to meet some or all of their power needs, or move their operations outside of TVA's service territory. At September 30, 2020, TVA had wholesale power contracts with 153 LPCs, and 64 LPCs had entered into Flexibility Agreements with TVA that allow the LPCs to locally generate up to approximately five percent of average total hourly energy sales over the prior five years in order to meet their individual customers' needs. A significant portion of TVA's total operating revenues are concentrated in a small number of these LPCs. In May 2020, TVA's largest LPC which accounts for nine percent of total operating revenues, MLGW, published a draft Integrated Resource Plan to guide energy choices in the future, the outcome of which is uncertain. In addition, certain other LPCs are evaluating options for future energy choices. The loss of customers could have a material adverse effect on TVA's cash flows, results of operations, or financial condition, and could result in higher rates, especially because of the difficulty in replacing customers due to the fence. A significant loss of customers could also impact investor confidence, resulting in TVA paying higher rates on its securities.
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

HUMAN CAPITAL AND MANAGEMENT RISKS

Failure to attract and retain an appropriately qualified workforce may negatively affect TVA's results of operations.

TVA's business depends on its ability to recruit and retain key executive officers as well as skilled professional and technical employees.  The inability to attract and retain an appropriately qualified, diverse, and inclusive workforce could adversely affect TVA's ability to, among other things, operate and maintain generation and transmission facilities, complete large construction projects, and successfully implement its continuous improvement initiatives. If Congress reduces the salary of TVA's CEO or otherwise amends TVA's compensation philosophy, TVA's ability to attract and retain employees may be compromised.

Loss of a quorum of the TVA Board could limit TVA's ability to adapt to meet changing business conditions.

Under the TVA Act, a quorum of the TVA Board is five members. Becoming a member of the TVA Board requires confirmation by the U.S. Senate following appointment by the President. Further, the President may remove TVA Board members, and the TVA Board members may not continue in office indefinitely until a successor is appointed. As a result, a delay in the appointment or confirmation of directors, or the removal of directors by the President, can threaten the TVA Board's quorum. The TVA Board is responsible for, among other things, establishing the rates TVA charges for power as well as TVA's long-term objectives, policies, and plans.  Accordingly, loss of a quorum for an extended period of time would impair TVA's ability to change rates and to modify these objectives, policies, and plans.  Such an impairment would likely have a negative impact on TVA's ability to respond to significant changes in technology, the regulatory environment, or the industry overall and, in turn, negatively affect TVA's cash flows, results of operations, financial condition, and reputation.

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

ACCOUNTING AND FINANCIAL REPORTING RISKS

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

TVA's financial condition and results of operations are largely dependent on the extent to which it can implement its business strategy successfully. TVA's strategy includes maintaining low rates, aligning operations and maintenance spending with revenues, being responsible stewards, living within its means, meeting reliability expectations, and providing a balanced portfolio, in light of TVA's new strategic priorities: powerful partnerships, people advantage, operational excellence, igniting innovation, and financial strength. This strategy is subject to business, economic, and competitive uncertainties and contingencies, many of which are beyond TVA's control. If TVA is unable to successfully implement its business strategy, TVA's financial condition and results of operations could be negatively affected.

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

TVA has been modifying its organizational structure to better adapt to the forecasted economic environment. If TVA's assumptions about either its forecasts or the proper internal structure of the company to meet the expected environment are inaccurate or if this structure does not adequately support TVA's needs, TVA could face operational or financial challenges that could adversely affect its cash flows, results of operations, and financial condition as well as TVA's ability to attract or retain a skilled workforce and to meet the needs of its current or potential customers.

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

As with any company, TVA's reputation is a vital element of its ability to effectively conduct its business.  TVA's reputation could be harmed by a variety of factors, including the failure of a generating asset or supporting infrastructure, failure to effectively manage land and other natural resources entrusted to TVA, real or perceived violations of environmental regulations, real or perceived issues with TVA's safety culture or work environment, significant delays in construction projects, acts or omissions of TVA management, acts or omissions of a contractor or other third-party working with or for TVA, the perception of such acts or omissions, measures taken to offset reductions in demand, or a significant dispute with one of TVA's customers.  Any deterioration in TVA's reputation may harm TVA's relationships with its customers and stakeholders, may increase its cost of doing business, may interfere with its ability to attract and retain a skilled workforce, and may potentially lead to the enactment of new laws and regulations, or the modification of existing laws and regulations, that negatively affect the way TVA conducts its business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

TVA holds personal property in its own name but holds real property as agent for the U.S.  TVA may acquire real property as an agent of the U.S. by negotiated purchase or by eminent domain.

Generating Properties

At September 30, 2020, TVA-operated generating assets consisted of seven nuclear units, 25 active coal-fired units, 86 simple-cycle units, one cogeneration unit, 14 combined-cycle power blocks, 109 conventional hydroelectric units, four pumped-storage units, five diesel generator units, and 14 solar sites.  As of September 30, 2020, eight of the simple-cycle combustion turbine units and four of the combined-cycle power blocks were leased to special purpose entities ("SPEs") and leased back to TVA under long-term leases. See Note 10 — Variable Interest Entities and Note 13 — Debt and Other Obligations — Lease/Leasebacks. In addition, TVA is leasing the three Caledonia combined-cycle power blocks under a long-term lease. For a discussion of these assets, see Item 1, Business — Power Supply and Load Management Resources.

Net Capability

    The following table summarizes TVA's summer net capability in MW at September 30, 2020:

SUMMER NET CAPABILITY(1) At September 30, 2020
Source of Capability	Location	Number of Units	Summer Net Capability (MW)	Date First Unit Placed in Service (CY)	Date Last Unit Placed in Service (CY)
TVA-Operated Generating Facilities
Nuclear
Browns Ferry(2)	Alabama	3	3,309	1974	1977
Sequoyah	Tennessee	2	2,292	1981	1982
Watts Bar	Tennessee	2	2,321	1996	2016
Total Nuclear		7	7,922
Coal-Fired
Bull Run	Tennessee	1	865	1967	1967
Cumberland	Tennessee	2	2,470	1973	1973
Gallatin	Tennessee	4	976	1956	1959
Kingston	Tennessee	9	1,398	1954	1955
Shawnee	Kentucky	9	1,206	1953	1955
Total Coal-Fired		25	6,915
Natural Gas and/or Oil-Fired(3)(4)
Simple-Cycle Combustion Turbine
Allen	Tennessee	20	456	1971	1972
Brownsville	Tennessee	4	468	1999	1999
Colbert	Alabama	8	392	1972	1972
Gallatin	Tennessee	8	642	1975	2000
Gleason	Tennessee	3	500	2000	2000
Johnsonville	Tennessee	19	1,189	1975	2000
Kemper	Mississippi	4	348	2002	2002
Lagoon Creek	Tennessee	12	1,048	2001	2002
Marshall County	Kentucky	8	608	2002	2002
Subtotal Simple-Cycle Combustion Turbine		86	5,651
Combined-Cycle Combustion Turbine
Ackerman(5)	Mississippi	1	713	2007	2007
Allen(6)	Tennessee	1	1,106	2018	2018
Caledonia(7)	Mississippi	3	765	2003	2003
John Sevier(8)	Tennessee	1	871	2012	2012
Lagoon Creek(9)	Tennessee	1	525	2010	2010
Magnolia	Mississippi	3	918	2003	2003
Paradise(10)	Kentucky	1	1,100	2017	2017
Southaven	Mississippi	3	780	2003	2003
Subtotal Combined-Cycle Combustion Turbine		14	6,778
Co-Generation
Johnsonville	Tennessee	1	80	1975	2000
Total Natural Gas and/or Oil-Fired		101	12,509
Hydroelectric
Conventional Plants	Alabama	36	1,176	1925	1962
	Georgia	2	35	1931	1956
	Kentucky	5	223	1944	1948
	North Carolina	6	492	1940	1956
	Tennessee	60	1,833	1912	1972
Pumped-Storage(11)	Tennessee	4	1,635	1978	1979
Total Hydroelectric		113	5,394
Diesel Generator
Meridian	Mississippi	5	9	1998	1998
TVA Non-hydro Renewable Resources(12)			1
Total TVA-Operated Generating Facilities			32,750
Contract Renewable Resources(13)			324
Power Purchase and Other Agreements(14)			3,863
Total Summer Net Capability			36,937
Notes
(1) Net capability is defined as the ability of an electric system, generating unit, or other system component to carry or generate power for a specified time period and does not include operational limitations such as derates.
(2) The summer net capability for Browns Ferry excludes the impact of the EPU project. The generating capability is expected to increase by an estimated
465 MW after sufficient run time to validate the new capacity upon issuance of the engineering memos.
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
(12) TVA owns approximately 1 MW of solar installations at 14 solar sites.
(13) Contract Renewable Resources include capability from various renewable energy programs established by TVA to encourage the development of solar, wind, biomass, and low-impact hydroelectric generation systems across the Tennessee Valley.
(14) Power Purchase and Other Agreements includes renewable resources. See Item 1, Business — Power Supply and Load Management Resources — Power Purchase and Other Agreements for information on renewable energy power purchase contracts.

Transmission Properties

TVA's transmission system interconnects with systems of surrounding utilities and consisted primarily of the following assets at September 30, 2020:

•Approximately 2,500 circuit miles of 500 kilovolt, 11,800 circuit miles of 161 kilovolt, 2,000 circuit miles of other voltage transmission lines, and 3,900 miles of fiber optic lines;
•517 transmission substations, power switchyards, and switching stations; and
•1,322 customer connection points (customer, generation, and interconnection).

At September 30, 2020, certain qualified technological equipment and other software related to TVA's transmission system were leased to private entities and leased back to TVA under long-term leases. See Note 13 — Debt and Other Obligations — Lease/Leasebacks and Note 22 — Commitments and Contingencies — Commitments — Leasebacks.

Natural Resource Stewardship Properties

    TVA operates and maintains 49 dams and manages the following natural resource stewardship properties:

•Approximately 11,000 miles of reservoir shoreline;
•Approximately 293,000 acres of reservoir land;
•Approximately 650,000 surface acres of reservoir water; and
•Approximately 100 public recreation areas throughout the Tennessee Valley, including campgrounds, day-use areas, and boat launching ramps.

Additionally, TVA manages over 170 agreements for commercial recreation (such as campgrounds and marinas). As part of its stewardship responsibilities, TVA approval is required to be obtained before any obstruction affecting navigation, flood control, or public lands can be constructed in or along the Tennessee River and its tributaries. These public lands and waters managed by TVA provide both conservation and responsible recreation, and serve as a driver for nearly $12.0 billion dollars of annual economic activity across the Tennessee Valley each year.

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

Disposal of Property

TVA has broad authority to dispose of personal property but only limited authority to dispose of real property.  TVA's primary, but not exclusive, authority to dispose of real property is briefly described below:

•TVA has authority to dispose of surplus real property at a public auction;
•TVA may dispose of real property for certain specified purposes, including providing replacement lands for certain entities whose lands were flooded or destroyed by dam or reservoir construction, providing real property for recreational use, and granting easements and rights-of-way upon which are located transmission or distribution lines;

•TVA can dispose of real property in connection with the construction of generating plants or other facilities under certain circumstances; and
•TVA has authority to grant easements for rights-of-way and other purposes.

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

    Knoxville Property. In 2016, TVA completed a comprehensive assessment of its real estate holdings in the Knoxville, Tennessee region including the KOC and adjacent Summer Place Complex ("SPC"). As a result of this study and a subsequent Environmental Assessment in 2017, TVA has consolidated its Knoxville area employees into the West Tower of the KOC and the Greenway Drive Transmission Service Center, and is completing the centralized field offices in Norris, Tennessee. As part of this consolidation effort, TVA approved the conveyance of the SPC and the East Tower of the KOC and the transaction closed in August 2020.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years 2016 through 2020 should be read in conjunction with the audited financial statements and notes thereto (collectively, the "Consolidated Financial Statements") presented in Item 8, Financial Statements and Supplementary Data.  Certain reclassifications have been made to the 2016, 2017, and 2018 financial statement presentations to conform to the 2019 and 2020 presentations.

Selected Financial Data(1)(2) For the years ended, or at, September 30 (dollars in millions)
	2020	2019	2018	2017	2016
Sales (millions of kWh)	151,251	158,443	160,338	152,362	155,855

Peak load (MW)(3)	28,931	29,569	32,509	29,899	29,824

Operating revenues	$10,249	$11,318	$11,233	$10,739	$10,616

Net income	$1,352	$1,417	$1,119	$685	$1,233

Total assets	$52,825	$50,467	$48,667	$50,017	$50,494

Financial obligations
Long-term debt, net(4)
Long-term power bonds, net	$17,956	$19,094	$20,157	$20,205	$20,901
Long-term debt of variable interest entities, net	1,048	1,089	1,127	1,164	1,199
Long-term notes payable	—	—	23	69	48
Total long-term debt, net	$19,004	$20,183	$21,307	$21,438	$22,148

Current debt, net(4)
Short-term debt, net	$57	$922	$1,216	$1,998	$1,407
Current maturities of power bonds	1,787	1,030	1,032	1,728	1,555
Current maturities of long-term debt of variable interest entities	41	39	38	36	35
Current maturities of notes payable	—	23	46	53	27
Total current debt, net	$1,885	$2,014	$2,332	$3,815	$3,024

Total debt(4)	$20,889	$22,197	$23,639	$25,253	$25,172

Finance leases(5)	$566	$187	$182	$187	$181

Leaseback obligations	$223	$263	$301	$339	$467
Notes
(1) See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of certain items in 2020, 2019, and 2018 affecting results in those years.
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
(4)  See Note 10 — Variable Interest Entities and Note 13 — Debt and Other Obligations — Debt Outstanding.
(5)  Included in Accounts payable and accrued liabilities and Finance lease liabilities on the Consolidated Balance Sheets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Tennessee Valley Authority ("TVA"), its operations, and its present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, TVA's consolidated financial statements and the accompanying notes thereto contained in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the "Annual Report"). See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K/A for the year ended September 30, 2019, filed with the Securities and Exchange Commission on November 15, 2019, for a discussion of variance drivers for the year ended September 30, 2019, as compared to the year ended September 30, 2018. The MD&A includes the following sections:

•Business and Mission — a general description of TVA's business, objectives, strategic priorities, and core capabilities;

•Executive Overview — a general overview of TVA's activities and results of operations for 2020;

•Results of Operations — an analysis of TVA's consolidated results of operations for 2019 and 2020;

•Liquidity and Capital Resources — an analysis of cash flows, a description of aggregate contractual obligations, and an overview of financial position;

•Key Initiatives and Challenges — an overview of current and future initiatives and challenges facing TVA;

•Critical Accounting Policies and Estimates — a summary of accounting policies that require critical judgments and estimates;

•Fair Value Measurements — a description of TVA's investments and derivative instruments and valuation considerations;

•Legislative and Regulatory Matters — a summary of laws and regulations that may impact TVA; and

•Risk Management Activities — a description of TVA's risk governance and exposure to various market risks.

Business and Mission

Business

TVA operates the nation's largest public power system. At September 30, 2020, TVA provided electricity to approximately 49 large industrial customers, seven federal agency customers, and 153 local power company customers ("LPCs") that serve approximately 10 million people in parts of seven southeastern states.  TVA generates nearly all of its revenues from the sale of electricity, and in 2020 revenues from the sale of electricity totaled $10.1 billion.  As a wholly-owned agency and instrumentality of the United States ("U.S."), however, TVA differs from other electric utilities in a number of ways:

•TVA is a government corporation.

•The area in which TVA sells power is limited by the Tennessee Valley Authority Act of 1933, as amended (the "TVA Act") under a provision known as the "fence"; however, another provision of federal law known as the "anti-cherrypicking" provision generally protects TVA from being forced to provide access to its transmission lines to others for the purpose of delivering power to customers within substantially all of TVA's defined service area.

•The rates TVA charges for power are set solely by the TVA Board of Directors ("TVA Board") and are not set or reviewed by another entity, such as a public utility commission.  In setting rates, however, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power be sold at rates as low as feasible.

•TVA is not authorized to raise capital by issuing equity securities.  TVA relies primarily on cash from operations and proceeds from power program borrowings to fund its operations and is authorized by the TVA Act to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any given time.  Although TVA's operations were originally funded primarily with appropriations from Congress, TVA has not received any appropriations from Congress for any activities since 1999 and, as directed by Congress, has funded essential stewardship activities primarily with power revenues.

TVA's Mission of Service

    TVA was built for the people, created by federal legislation, and charged with a unique mission - to improve the quality of life in a seven-state region through the integrated management of the region's resources. TVA's mission focuses on three key areas:

ENERGY	ENVIRONMENT	ECONOMIC DEVELOPMENT

•Energy — Delivering affordable, reliable power;

•Environment — Caring for the region's natural resources; and

•Economic Development — Creating sustainable economic growth.

    While TVA's mission has not changed since it was established in 1933, the climate in which TVA operates continues to evolve. The business and economic environment has become more challenging due to economic conditions; tougher environmental standards; and the need to diversify its power supply and adapt to changing customer usage behaviors, new technologies, and emerging, non-traditional competition. To continue to deliver its mission of service while evolving for future success, TVA must realize five strategic priorities:

•Powerful Partnerships — Promoting progress through the shared success of TVA's customers and stakeholders;

•People Advantage — Amplifying the energy, passion, and creativity within each TVA employee;

•Operational Excellence — Building on TVA's best-in-class reputation for reliable service and competitively priced power;

•Igniting Innovation — Pursuing innovative solutions for TVA and its customers and communities; and

•Financial Strength — Investing in the future, while keeping energy costs as low as possible.

    TVA's mission sets the stage for its strategic planning process that includes strategic objectives, initiatives, and scorecards for performance designed to provide clear direction for improving TVA's core business.

Linking the Mission to Performance

      TVA has formulated key performance measures to support its strategic priorities. The intent of these measures is to align employees to TVA's mission by focusing its collective efforts on operational excellence, fiscal responsibility, economic development, and environmental stewardship.  The measures are designed to promote teamwork, encourage high performance behaviors, and motivate TVA employees to achieve goals aligned with TVA's mission and values.  The 2020 corporate results compared with targets for these key measures are reflected in the chart below, in addition to the 2021 corporate measures approved effective November 2020.  See Item 11, Executive Compensation — Compensation Discussion and Analysis for information regarding how the measures are calculated.

2020 Corporate Measure	Weight	Actual	Threshold	Target	Stretch
TVA total spending ($ millions)	40%	$4,441	$4,987	$4,847	$4,707
Load not served (system minutes)	30%	2.7	4.8	3.9	3.5
Nuclear unit capability factor (UCF) (%)	15%	90.0%	89.5%	90.9%	92.2%
Combined cycle equivalent availability factor (%)	10%	84.0%	72.6%	77.6%	85.4%
Coal equivalent availability factor (%)	5%	79.4%	56.8%	61.8%	80.8%

2021 Corporate Measure	Weight	Threshold	Target	Stretch
TVA total spending ($ millions)	40%		Budget
Load not served (system minutes)	30%	4.6	3.9	3.4
Nuclear unit capability factor (UCF) (%)	15%	91.3%	92.0%	93.7%
Combined cycle equivalent availability factor (%)	10%	75.9%	80.9%	85.8%
Coal equivalent availability factor (%)	5%	59.0%	64.0%	82.1%

Executive Overview

TVA's operating revenues were $10.2 billion and $11.3 billion for the years ended September 30, 2020 and 2019, respectively. The decrease in operating revenue was primarily due to lower sales volume as a result of milder weather for the TVA service area and impacts from the COVID-19 pandemic, as well as lower fuel cost recovery revenue from lower fuel rates. Despite record-setting heat experienced during October 2019 and record-setting cold during November 2019, TVA's service territory experienced overall milder weather during the year ended September 30, 2020, which decreased energy sales. TVA also experienced lower energy sales as a result of the COVID-19 pandemic, driven by certain commercial and industrial customers curtailing operations in response to COVID-19 pandemic social distancing standards and economic conditions. TVA estimates base revenues were reduced by approximately $185 million for the year ended September 30, 2020, due to the impacts of COVID-19. Despite the reduction in revenue due to the COVID-19 pandemic, TVA was able to meet its financial targets, which would not have been possible without the financial discipline of TVA employees. TVA expects the COVID-19 pandemic to continue impacting revenue for 2021 and has planned for $10.0 billion in operating revenue. It is uncertain at this time the extent to which TVA's revenues may be impacted beyond 2021.

    Fuel and purchased power expense decreased $439 million for the year ended September 30, 2020, as compared to the prior year. This decrease was primarily due to lower effective fuel rates and lower purchased power and fuel volume driven by decreased demand, resulting from overall milder weather and the COVID-19 pandemic. Operating and maintenance expense decreased $370 million for the year ended September 30, 2020, as compared to the prior year.  This was primarily driven by prior year recovery of the regulatory asset for environmental cleanup costs related to the Kingston ash spill. Depreciation and amortization expense decreased $147 million for the year ended September 30, 2020, as compared to the same period of the prior year. This decrease was primarily due to a decrease in depreciation expense as a result of the decision in 2019 to accelerate the retirements of Bull Run Fossil Plant ("Bull Run") and Paradise Fossil Plant ("Paradise").
In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to be a serious challenge throughout the U.S. In addition to impacts to TVA, the COVID-19 pandemic has also created economic uncertainty for TVA's LPCs and the communities they serve. To support LPCs and strengthen the public power response to the COVID-19 pandemic, in March 2020, the TVA Board approved the Public Power Support and Stabilization Program, offering up to $1.0 billion of credit support to provide temporary financial relief for its LPCs in the form of deferred payments of power bills under certain circumstances. In addition, in August 2020, the TVA Board approved a $200 million Pandemic Relief Credit that will apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA's directly served customers as a 2.5 percent monthly base rate credit during 2021. TVA continues to coordinate with LPCs and partners to understand the impact of the COVID-19 pandemic to its service territory.

TVA's operations and delivery of energy to customers have not been materially impacted by the COVID-19 pandemic at this time. TVA experienced fluctuations related to its pension plan assets and other investment portfolios during the year ended September 30, 2020, which had substantially recovered as of September 30, 2020. In response to the reductions in revenue, TVA has implemented various cost savings initiatives, such as deferring and prioritizing certain capital projects and decreasing discretionary spending. Due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its target balance of Cash and cash equivalents beginning in March 2020 and continued to hold higher target cash balances at September 30, 2020. TVA continues to monitor the situation and will adjust its response as necessary to ensure reliable service while protecting the safety and health of its workforce and sustaining business operations. See Key Initiatives and Challenges — Coronavirus Pandemic for an expanded discussion of the impact to TVA and related initiatives.
    During 2020, TVA continued to achieve 99.999 percent reliability in delivering energy to its customers. TVA's reliability and economic development efforts continued to attract and encourage the expansion of business and industries in the Tennessee Valley, with over $8.6 billion in investments and approximately 67,000 jobs created or retained during the year.

Results of Operations

Sales of Electricity

Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 151,251 and 158,443 million kilowatt hours ("kWh") in 2020 and 2019, respectively. TVA sells power at wholesale rates to LPCs who then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding the TVA system's needs is sold under exchange power arrangements with certain other power systems.

The following chart compares TVA's sales of electricity by customer type for the years ended September 30, 2020 and 2019:

Sales of Electricity
For the years ended September 30
(millions of kWh)

200,000
150,000
100,000
50,000
0
2,085
16,914
132,252
2,152
17,363
138,928
2020
2019
Local power companies
Industries directly served
Federal agencies and other

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

Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit. Although weather is generally a primary driver of changes in demand for TVA power, the COVID-19 pandemic has also had a significant impact on sales of electricity for the year ended September 30, 2020.

	Degree Days
	2020	Normal	Percent Variation	2019	Normal	Percent Variation	2020	2019	Percent Change
Heating Degree Days	3,056	3,369	(9.3)%	3,219	3,360	(4.2)%	3,056	3,219	(5.1)%

Cooling Degree Days	1,688	1,691	(0.2)%	2,020	1,686	19.8%	1,688	2,020	(16.4)%

Sales of electricity decreased approximately five percent for the year ended September 30, 2020, as compared to the prior year, primarily due to overall milder weather and the COVID-19 pandemic. Despite record-setting heat experienced during October 2019 and record-setting cold during November 2019, overall milder weather across TVA's service territory accounted for approximately 60 percent of the change in sales of electricity from the prior year. The remaining decrease in sales of electricity was predominantly due to COVID-19, driven by certain commercial and industrial customers curtailing operations in response to social distancing standards and economic conditions.

Financial Results

    The following table compares operating results for 2020 and 2019:

Summary Consolidated Statements of Operations
	2020	2019
Operating revenues	$10,249	$11,318
Operating expenses	7,538	8,507
Operating income	2,711	2,811
Other income, net	36	62
Other net periodic benefit cost	253	258
Interest expense, net	1,142	1,198
Net income	$1,352	$1,417

Operating Revenues. Operating revenues for the years ended September 30, 2020 and 2019, consisted of the following:

Operating Revenues
For the years ended September 30
TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues during both the years ended September 30, 2020 and 2019. In May 2020, MLGW published a draft Integrated Resource Plan ("IRP") to guide energy choices in the future, and in July 2020, TVA made a proposal to MLGW that highlights the benefits of remaining a TVA customer. In August 2020, MLGW published a final IRP and announced their plan to issue requests for proposal ("RFPs") to validate the cost estimates included in the IRP. In addition, certain other LPCs are evaluating options for future energy choices.

    TVA's rate structure uses pricing signals to indicate seasons and hours of higher cost to serve its customers and to capture a portion of TVA's fixed costs in fixed charges.  The structure includes three base revenue components: time of use demand charges, time of use energy charges, and a grid access charge ("GAC").  The demand charges are based upon the customer's peak monthly usage and increase as the peak increases. The energy charges are based on time differentiated kWh used by the customer.  Both of these components can be significantly impacted by weather. The GAC captures a portion of fixed costs and is offset by a corresponding reduction to the energy rates. The GAC also reduces the impact of weather variability to the overall rate structure.

    Additionally, in 2019, the TVA Board approved a 20-year Partnership Agreement option that better aligns the length of LPC contracts with TVA's long-term commitments. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of November 16, 2020, 142 LPCs had signed the 20-year Partnership Agreement with TVA.

    In addition to base revenues, the rate structure also includes a separate fuel rate that recovers the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel, and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and payments to states and counties in lieu of taxes ("tax equivalents") associated with the fuel cost adjustments. See Item 1, Business — Rates — Rate Methodology.

    The changes in revenue components are summarized below:

	2020	2019(2)	Change
Base revenue
Energy revenue	$4,546	$5,128	$(582)
Demand revenue(1)	3,426	3,609	(183)
Grid access charge(4)	597	257	340
Long-term partnership credits for LPCs	(163)	(14)	(149)
Other charges and credits(3)	(616)	(624)	8
Total base revenue	7,790	8,356	(566)
Fuel cost recovery	2,310	2,799	(489)
Off-system sales	4	4	—
Revenue from sales of electricity	10,104	11,159	(1,055)
Other revenue	145	159	(14)
Total operating revenues	$10,249	$11,318	$(1,069)
Notes
(1) Includes approximately $10 million in Back-to-Business credits in 2020 to provide relief to certain large customers affected by the COVID-19 pandemic.
(2) For the year ended September 30, 2019, $14 million previously classified as Other charges and credits (a component of Base revenue), has been reclassified to Long-term partnership credits for LPCs (a component of Base revenue) to conform with current year presentation.
(3) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 17 — Revenue.
(4) All LPCs were presented with the option to implement the GAC in October 2018 or defer the implementation until October 2019. Seventy-nine LPCs elected to implement in October 2018, while the remaining LPCs implemented the wholesale changes in October 2019.

    Operating revenues decreased $1.1 billion for the year ended September 30, 2020, as compared to the prior year, primarily due to a $566 million decrease in base revenue and a $489 million decrease in fuel cost recovery revenue. The $566 million decrease in base revenue was driven by a decrease of $379 million attributable to lower sales volume and a decrease of $187 million attributable to lower effective rates. Lower sales volume resulted primarily from overall milder weather for the TVA service territory during year ended September 30, 2020 and from the COVID-19 pandemic. TVA estimates that the COVID-19 impact accounted for approximately $185 million of decreased base revenue. TVA expects the COVID-19 pandemic to continue impacting revenue for 2021 and has planned for $10.0 billion in operating revenue. It is uncertain at this time the extent to which TVA's revenues may be impacted beyond 2021. The $489 million decrease in fuel cost recovery revenue was driven by a $362 million decrease attributable to lower fuel rates and a $127 million decrease attributable to lower energy sales. The lower fuel rates experienced were primarily driven by lower market prices for natural gas.

    See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

    Operating Expenses. Operating expense components as a percentage of total operating expenses for 2020 and 2019 consisted of the following:

Operating Expenses (in millions)
	2020	2019	Change
Operating expenses
Fuel	$1,584	$1,896	$(312)
Purchased power	880	1,007	(127)
Operating and maintenance	2,720	3,090	(370)
Depreciation and amortization	1,826	1,973	(147)
Tax equivalents	528	541	(13)
Total operating expenses	$7,538	$8,507	$(969)

The following table summarizes TVA's expenses for various fuels for the years indicated:

Fuel Expense for TVA-Owned Facilities(1) For the years ended September 30
	Fuel Expense By Source		Cost per kWh(4)
	2020	2019	2020	2019
Coal(2)	$533	$744	2.69	2.66
Natural gas and/or oil-fired(3)	660	783	1.96	2.47
Nuclear fuel	378	369	0.58	0.58
Total fuel	$1,571	$1,896	1.33	1.54
Notes
(1) Excludes effects of the fuel cost adjustment deferrals and amortization on fuel expense in the amount of $13 million for the year ended September 30, 2020. The effect on fuel expense from the fuel cost adjustment deferrals and amortization was less than $1 million for the year ended September 30, 2019, and therefore is not represented in the table above.
(2) Fuel expense related to oil consumed for startup at coal-fired facilities was $17 million and $25 million for the years ended September 30, 2020 and 2019, respectively.
(3) Fuel expense related to oil consumed for generation at natural gas and/or oil-fired facilities was $2 million for both the years ended September 30, 2020 and 2019.
(4) Total cost per kWh is based on a weighted average.

Fuel expense decreased $312 million for the year ended September 30, 2020, as compared to the prior year. This decrease was primarily due to lower effective fuel rates of $260 million resulting from lower natural gas prices. Also, the milder weather and COVID-19 pandemic reduced demand, resulting in a decrease in volume of $66 million. Partially offsetting these decreases was an increase of $14 million driven by variances in fuel rate recovery.

Purchased power expense decreased $127 million for the year ended September 30, 2020, as compared to the prior year. This was primarily due to a reduction in volume of $110 million driven by decreased demand, resulting from the milder weather and COVID-19 pandemic. Lower effective rates contributed an additional $18 million to the decrease resulting from lower market prices for natural gas.

Operating and maintenance expense decreased $370 million for the year ended September 30, 2020, as compared to the prior year. This was primarily driven by a decrease of $266 million of prior year recovery of the regulatory asset for environmental cleanup costs related to the Kingston ash spill. Additionally, project write-offs and materials and supplies inventory reserves and write-offs related to the retirement of Bull Run and Paradise decreased $157 million as compared to the prior year. Partially offsetting these decreases was $85 million of increased payroll and benefit costs due to labor escalation for cost of living increases and $28 million of increased contract labor related to the timing of nuclear outages, emergent work, and contract model transition.

Depreciation and amortization expense decreased $147 million for the year ended September 30, 2020, as compared to the prior year. This decrease was primarily driven by a net decrease in depreciation expense of $199 million related to the decision in 2019 to accelerate the retirements of Bull Run and Paradise. Paradise was fully depreciated in the second quarter of 2020. Partially offsetting this decrease was a $25 million increase in amortization expense of non-nuclear decommissioning costs recovered in rates. The remaining variance was due to depreciation of additions to Completed plant.

Tax equivalents expense decreased $13 million for the year ended September 30, 2020, as compared to the prior year. This change is primarily driven by a decrease in the tax equivalents collected in the fuel rate recovery.

The following table shows TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source For the years ended September 30 (millions of kWh)
	2020		2019
Coal-fired	19,825	13%	27,934	17%
Nuclear	64,832	42%	63,433	39%
Hydroelectric	16,003	10%	16,058	10%
Natural gas and/or oil-fired	33,635	22%	31,704	20%
Total TVA-operated generation facilities(1)	134,295	87%	139,129	86%
Purchased power (non-renewable)(2)	11,592	8%	14,105	9%
Purchased power (renewable)(3)	7,934	5%	7,840	5%
Total purchased power	19,526	13%	21,945	14%
Total power supply	153,821	100%	161,074	100%
Notes
(1) Generation from TVA-owned non-hydroelectric renewable resources is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Purchased power (non-renewable) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 4,229 million kWh and 4,181 million kWh for the years ended September 30, 2020 and 2019, respectively.
(3) Purchased power (renewable) includes power purchased from the following renewable sources: hydroelectric, solar, wind, and cogeneration.

    Interest Expense.  Interest expense and interest rates for 2020 and 2019, were as follows:

Interest Expense and Rates For the years ended September 30
	2020	2019	Percent Change
Interest expense(1)	$1,142	$1,198	(4.7)%

Average blended debt balance(2)	$21,978	$23,266	(5.5)%

Average blended interest rate(3)	5.05%	4.92%	2.6%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIE"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

    Total interest expense decreased $56 million for the year ended September 30, 2020, as compared to the prior year. This was primarily driven by a decrease of $42 million due to lower average debt balances and $14 million due primarily to lower average short-term rates.

Other Income (Expense), Net

During 2020, Other income (expense), net decreased $26 million, primarily driven by $21 million of other income in 2019 related to a deposit liability received by TVA as a down payment on the sale of Bellefonte. The purchaser, Nuclear Development, LLC, failed to fulfill the requirements of the sales contract with respect to obtaining Nuclear Regulatory Commission ("NRC") approval of the transfer of required nuclear licenses and payment of the remainder of the selling price before the November 30, 2018 closing date. Additionally, Interest income decreased $7 million primarily as a result of lower interest rates. See Note 22 — Commitments and Contingencies — Legal proceedings for a discussion of the lawsuit filed by Nuclear Development, LLC.

Other Net Periodic Benefit Cost

    Other net periodic benefit cost decreased $5 million for the year ended September 30, 2020, as compared to the prior year. Other net periodic benefit cost is subject to significant economic assumptions, such as changes in the discount rate used to measure the benefit plans, that can materially impact TVA. However, TVA uses regulatory accounting to recognize other net periodic benefit cost as a regulatory asset to the extent that the amount calculated under U.S. generally accepted accounting principles ("GAAP") as pension expense differs from the amount TVA contributes to the pension plan as pension plan contributions. See Note 21 — Benefit Plans. In 2020, U.S. GAAP pension expense exceeded contributions resulting in additional amounts deferred as a regulatory asset as compared to the prior year.

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

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time. Power bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at September 30, 2020 and 2019, were $20.1 billion (including current maturities) and $21.4 billion (including current maturities), respectively. The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable. Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 10 — Variable Interest Entities), could provide supplementary funding if needed. Currently, TVA expects to have adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade. See Lease Financings below, Note 10 — Variable Interest Entities, and Note 13 — Debt and Other Obligations for additional information.

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

Due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its target balance of Cash and cash equivalents beginning in March 2020. TVA continued to hold higher target cash balances at September 30, 2020, and may hold higher balances in future periods due to potential market volatility. TVA has maintained continued debt market access since the outbreak of the pandemic. TVA successfully funded the maturity of $1.0 billion of power bonds in March 2020 with cash from operations and proceeds from the issuance of discount notes. In May 2020, TVA issued $1.0 billion of power bonds to take advantage of the historically low interest rate environment and to meet its ongoing funding needs. TVA's next significant power bond maturity of $1.5 billion is in February 2021.

    Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At September 30, 2020, the average maturity of long-term power bonds was 15.3 years, and the weighted average interest rate was 4.56 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.  In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at September 30, 2020. See Lease Financing below, Note 10 — Variable Interest Entities, and Note 13 — Debt and Other Obligations for additional information.

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

Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for:

•Operation, maintenance, and administration of its power system;
•Tax equivalents;
•Debt service on outstanding Bonds;
•Payments to the U.S. Treasury in repayment of and as a return on the Power Program Appropriation Investment; and

•Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  See Note 18 — Proprietary Capital — Appropriation Investment.

    TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment in 2014; therefore, the repayment of this amount is no longer a component of rate setting.

The rate test for the one-year period ended September 30, 2020, was calculated after the end of 2020, and TVA met the test's requirements.

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

The bondholder protection test for the five-year period ended September 30, 2020, was calculated after the end of 2020, and TVA met the test's requirements.  TVA must next meet the bondholder protection test for the five-year period ending September 30, 2025, and expects to meet the test.

TVA uses proceeds from the issuance of discount notes, in addition to other sources of liquidity, to fund short-term cash needs and scheduled maturities of long-term debt.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At September 30, 2020	For the year ended September 30, 2020	At September 30, 2019	For the year ended September 30, 2019
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$57	$812	$922	$1,610
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,875	N/A	$2,390
Weighted Average Interest Rate
Discount notes	0.06%	0.77%	2.15%	2.32%

    TVA ended the year at September 30, 2020, with a lower balance for both short-term debt and average short-term debt as compared to 2019. The decrease was primarily due to the decision to issue $1.0 billion of power bonds in 2020 and the timing of cash flows.

     TVA generally uses proceeds from the issuance of power bonds to refinance maturing power bonds or other financing obligations, as necessary, or for other power system purposes. The total balance of power bonds may decline in periods where redemptions of power bonds exceed issuance due to net positive cash flow from operating and investing activities. In 2020, TVA achieved and surpassed its strategic goal of reducing debt to $21.8 billion by 2023.

    TVA issued $1.0 billion of power bonds during 2020, and no power bonds were issued in 2019. TVA redeemed $1.5 billion and $1.1 billion of Bonds during 2020 and 2019, respectively.  For additional information about TVA debt issuance activity and debt instruments issued and outstanding at September 30, 2020 and 2019, including rates, maturities, outstanding principal amounts, and redemption features, see Note 13 — Debt and Other Obligations — Debt Securities Activity and Debt Outstanding.

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

    Although TVA Bonds are not obligations of the U.S., TVA, as a corporate agency and instrumentality of the U.S. government, may be impacted if the sovereign credit ratings of the U.S. are downgraded.  Additionally, TVA may be impacted by how the U.S. government addresses situations of approaching its statutory debt limit.  According to statements made by nationally recognized credit rating agencies, downward pressure on the ratings of the U.S. could eventually develop if there are no changes in current policies and budget deficits and the trajectory of debt continues to increase; additionally, current ratings factor in the prospect that debates over raising the debt ceiling of the U.S. government could continue to be protracted and difficult. The outlook on the ratings of the U.S. government is currently stable with two of the three agencies that provide ratings on TVA Bonds. In July 2020, Fitch Ratings downgraded the U.S.'s credit rating outlook to negative from stable reflecting the ongoing deterioration in U.S. public finances and the absence of a credible fiscal consolidation plan, worsened by the economic challenges from the COVID-19 pandemic. In August 2020, the outlook on the credit rating of TVA was subsequently changed by Fitch to negative from stable, reflecting the actions on the U.S. The outlook on the ratings of TVA is currently stable with two of three credit rating agencies. TVA's rated senior unsecured Bonds are currently rated Aaa, AAA, and AA+. TVA's short-term discount notes are not rated.

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 10 — Variable Interest Entities and Note 13 — Debt and Other Obligations for information about TVA's lease financing activities. During 2017 and 2016, TVA acquired 100 percent of the equity interests in certain SPEs created for the purpose of facilitating lease financing. TVA may seek to enter into similar arrangements in the future. In March 2019, TVA made final rent payments under lease/leaseback transactions involving eight combustion turbine units ("CTs"), and in July 2019, these transactions were terminated. In May 2020, TVA made final rent payments under lease/leaseback transactions involving eight additional CTs and anticipate these transactions will be terminated in 2021. TVA will continue making rent payments under the remaining lease/leaseback transactions through 2022.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash were $521 million and $322 million at September 30, 2020 and 2019, respectively. A summary of cash flow components for years ended September 30 follows:

Cash provided by (used in):

Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

    Net cash flows provided by operating activities decreased $84 million for 2020 compared to 2019, due to lower revenue collections from decreased sales of electricity driven predominantly by overall milder weather and the COVID-19 pandemic, in addition to lower effective rates as a result of the long-term partnership credits for LPCs. Increases in post-employment claims, asset retirement obligation ("ARO") settlements, and other payments due to timing also contributed to the decrease in cash flows from operations. These decreases were partially offset by lower fuel and purchased power payments as a result of lower natural gas prices and decreased electricity demand, lower interest payments, and decreased discretionary spend to mitigate COVID-19 financial impacts.

    Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services.

    Net cash flows used in investing activities decreased $228 million for 2020 compared to 2019, primarily driven by decreases in the number of nuclear fuel outages as compared to the prior year, deferral of certain capital project spend to mitigate COVID-19 financial impacts, and a reduction in capital expenditures for capacity expansion due primarily to the completion of the Browns Ferry Nuclear Plant ("Browns Ferry") extended power uprate in the prior year and the Pickwick South Embankment remediation project nearing completion. These decreases were partially offset by an increase in expenditures for the Boone Dam Embankment Remediation capacity expansion project.

    Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

    Net cash flows used in financing activities decreased $55 million for 2020 compared to 2019. TVA's financing activities continue to reflect an overall reduction in debt driven by strong financial performance and execution of long-range financial plans to reduce debt and keep TVA's electric rates competitive.

Impact of COVID-19 to Liquidity

As a result of certain commercial and industrial customers curtailing operations in response to the COVID-19 pandemic, TVA experienced decreases in base revenue. TVA estimates base revenues were reduced by approximately $185 million for the year ended September 30, 2020 due to the impacts of COVID-19. TVA expects the COVID-19 pandemic to continue impacting revenue for 2021. It is uncertain at this time the extent to which TVA's revenues may be impacted beyond 2021. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Revenues. Due to reductions in TVA's revenue for the year ended September 30, 2020 and expected reductions in revenue in 2021 associated with the COVID-19 pandemic, TVA has and will continue to implement various cost savings initiatives such as deferring and prioritizing certain capital projects and decreasing discretionary spending. TVA may also experience an increase in interest cost, fuel cost, and other additional operating costs. The ultimate impact of the COVID-19 pandemic on TVA's financial condition depends on factors beyond TVA's knowledge or control, including the duration and severity of this outbreak, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region's economy.

The COVID-19 pandemic has also created economic uncertainty for TVA's LPCs and the communities they serve. To support LPCs and strengthen the public power response to the COVID-19 pandemic, TVA has created initiatives such as the Public Power Support and Stabilization Program, Back-to-Business Credit Program, Community Care Fund, and Pandemic Relief Credit. TVA has also provided regulatory flexibility for LPCs to halt disconnection of services. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives — Coronavirus Pandemic for an expanded discussion of these initiatives.

Cash Requirements and Contractual Obligations

Actual capital expenditures and future planned capital expenditures for property, plant, and equipment additions, including clean air projects and new generation, and nuclear fuel are as follows:

Capital Expenditures For the year ended September 30
	Actual		Estimated Capital Expenditures(1)
	2020		2021	2022	2023
Capacity expansion expenditures	$224		$553	$922	$866
Environmental expenditures	310		145	134	74
Nuclear fuel	359		422	312	254
Transmission expenditures	404		525	510	400
Other capital expenditures(2)	761		949	903	916
Total capital expenditures	$2,058	(3)	$2,594	$2,781	$2,510
Notes
(1)  TVA plans to fund these expenditures with cash from operations and proceeds from power program financings.  Estimated capital expenditures only include expenditures that are currently planned.  Additional expenditures may be required, among other things, for TVA to meet growth in demand for power in its service area or to comply with new environmental laws, regulations, or orders.

(2) Other capital expenditures are primarily associated with short lead time construction projects aimed at the continued safe and reliable operation of generating assets.
(3) The numbers above include construction in progress and nuclear fuel expenditures included in Accounts payable and accrued liabilities of $73 million.

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

TVA has certain obligations and commitments to make future payments under contracts, including contracts executed in connection with certain of the planned construction expenditures.  The following table sets forth TVA's estimates of future payments at September 30, 2020.  See Note 7 — Leases, Note 10 — Variable Interest Entities, Note 11 — Other Long-Term Liabilities, Note 13 — Debt and Other Obligations, Note 21 — Benefit Plans, and Note 22 — Commitments and Contingencies for a further description of these obligations and commitments.

Commitments and Contingencies Payments due in the year ending September 30
	2021	2022	2023	2024	2025	Thereafter	Total
Debt(1)	$1,917	$1,028	$29	$1,022	$1,022	$15,057	$20,075
Interest payments relating to debt(2)	1,001	950	929	928	898	13,057	17,763
Debt of VIEs(3)	41	43	40	36	37	900	1,097
Interest payments relating to debt of VIEs	50	49	47	45	47	403	641
Lease obligations
Finance(4)	92	93	92	87	86	592	1,042
Operating(5)	66	51	39	37	34	16	243
Purchase obligations
Power(6)	252	229	216	196	172	1,068	2,133
Fuel(7)	1,375	682	453	429	377	1,234	4,550
Other(8)	236	114	65	38	28	237	718
Environmental Agreements	2	2	2	1	1	3	11
Membership interests of VIEs subject to mandatory redemption	3	3	2	1	1	15	25
Interest payments related to membership interests of VIEs subject to mandatory redemption	2	2	1	1	1	6	13
Flood response commitment to NRC	1	26	—	—	—	—	27
Unfunded loan commitments	1	—	—	—	—	—	1
Long-term monitoring costs - Kingston ash spill	1	1	—	1	—	9	12
Leaseback obligations(9)	207	25	—	—	—	—	232
Retirement Plan(10)	300	300	300	300	300	3,300	4,800
Other contractual obligations	2	—	—	—	—	—	2
Total	$5,549	$3,598	$2,215	$3,122	$3,004	$35,897	$53,385
Notes
(1) Does not include non-cash items of foreign currency exchange gain of $153 million, unamortized debt issue costs of $45 million, and net discount on sale of Bonds of $77 million.
(2) Includes the effects of interest rate derivatives employed to manage interest rate risk.
(3) Debt of VIEs does not include the non-cash item of unamortized debt issue costs of $8 million.
(4) Includes the interest component of finance leases based on the interest rates stated in the lease agreements and excludes certain related non-lease costs.
(5) Excludes commitments related to non-lease costs, which are included in purchase obligations.
(6) Includes commitments for energy and/or capacity under power purchase agreements from coal-fired, hydroelectric, diesel, renewable, and gas-fired facilities, as well as transmission service agreements to support purchases of power from the market. Certain power purchase agreements ("PPAs") are accounted for as leases and have lease and non-lease components. For these contracts, the lease component is included in lease obligations and the non-lease component is included in power.
(7) Includes commitments to purchase nuclear fuel, coal, and natural gas, as well as related transportation and storage services.
(8) Primarily includes long-term service contracts, contracts that contain minimum purchase levels for the purchase of limestone along with related storage and transportation, and contractual obligations related to load control programs.
(9) In 2020, Paradise Pipeline Financing Obligation was derecognized due to a modification of a contract. See Note 11 – Other Long-Term Liabilities – Paradise Pipeline Financing Obligation.
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

EnergyRight® Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. As of September 30, 2020, the total carrying amount of the loans receivable, net of discount, was approximately $87 million. Such amounts are not reflected in the Commitments and Contingencies table above. The total carrying amount of the financing obligation was approximately $97 million at September 30, 2020. See Note 8 — Other Long-Term Assets and Note 11 — Other Long-Term Liabilities for additional information.

Off-Balance Sheet Arrangements

    At September 30, 2020, TVA had no off-balance sheet arrangements.

Key Initiatives and Challenges

COVID-19 Pandemic

    In December 2019, a novel strain of coronavirus was reported in China. As this strain continued to spread across the globe, the World Health Organization declared the outbreak of the 2019 novel coronavirus a pandemic on March 11, 2020. TVA has performed risk analyses across the company to determine potential impacts and monitor performance throughout the situation and has implemented a company-wide pandemic plan to address specific aspects of the COVID-19 pandemic. TVA's pandemic plan continues to evolve based on medical guidance and federal, regional, and local requirements and guidelines.

Based on ongoing monitoring, COVID-19 continues to pose a significant risk in the U.S. and in the Tennessee Valley region, and as a result TVA has extended the timeframe for workforce reintegration and continues to limit non-essential travel. Mandatory telework has been implemented for those employees who do not have to be physically present at a TVA facility or office building to provide mission-essential activities or produce safe, reliable power. TVA continues to implement strong physical and cybersecurity measures to ensure that systems remain functional to keep employees, customers, and communities safe and enable TVA to continue achieving its mission to serve the people of the Valley. In addition to measures to protect its workforce, stakeholders, and critical operations, TVA is actively monitoring generation, transmission, and distribution functions. Operations and delivery of energy to customers have not been materially impacted by the COVID-19 pandemic at this time. Certain TVA recreation areas including TVA campgrounds, day use areas, trails, and undeveloped lands have reopened since TVA had initially closed them to slow the spread of the virus. However, for public and staff safety, restrooms and pavilions remain closed. These changes will continue until it is safe to resume full operations.

For the year ended September 30, 2020, TVA estimates base revenues were reduced by approximately $185 million due to the impacts of COVID-19. Certain commercial and industrial customers curtailed operations in response to COVID-19 pandemic social distancing standards and economic conditions. As a result, TVA experienced decreased energy demand from those customers in 2020. TVA expects the COVID-19 pandemic to continue impacting revenue for 2021. It is uncertain at this time the extent to which TVA's revenues may be impacted beyond 2021. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Revenues.

Due to reductions in TVA's revenue for the year ended September 30, 2020 and expected reductions in revenue in 2021 associated with the COVID-19 pandemic, TVA has and will continue to implement various cost savings initiatives, such as deferring and prioritizing certain capital projects and decreasing discretionary spending. In addition, TVA may also experience increases in interest cost, fuel cost, and other additional operating costs. The ultimate impact of the COVID-19 pandemic on TVA's financial condition depends on factors beyond TVA's knowledge or control, including the duration and severity of this outbreak, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region's economy.

TVA also continues to assess potential supplier performance risks, including procurement of fuel, parts, and services. If suppliers are unable to perform under TVA's existing contracts or if TVA is unable to obtain similar services from other vendors, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. At this time, TVA has experienced minimal impacts due to force majeure events, with the exception of a manufacturing delay for a major turbine component. A mitigation strategy was developed by TVA and the vendor to reduce projected delays and impacts to TVA's outage schedule. TVA will continue to monitor the supply base and remain in contact with suppliers to identify potential risks.

Customer Pandemic Initiatives. The COVID-19 pandemic has created economic uncertainty for TVA's customers and the communities they serve. To support and strengthen the public power response to the COVID-19 pandemic, TVA announced the following initiatives in 2020:

Regulatory Flexibility. TVA provided regulatory flexibility for LPCs to halt disconnection of services and respond to the local needs of their customers and communities.

Program Flexibility. In April 2020, TVA established flexibility provisions for certain economic development programs for participating customers impacted by the COVID-19 pandemic, as well as deferral options for EnergyRight® program loan payments, through October 31, 2020, for customers experiencing financial hardship. See Note 8 — Other Long-Term Assets, Note 12 — Other Long-Term Liabilities, and Note 18 — Revenue.

Financial Support. In March 2020, the TVA Board approved the Public Power Support and Stabilization Program. Through this program, TVA is offering up to $1.0 billion of credit support to LPCs that demonstrate the need for temporary financial relief, through the deferral of a portion of LPCs' wholesale power payments owed to TVA.  The program requires LPCs to apply for the deferral, which is subject to approval by TVA.  If approved, TVA will establish and approve a repayment schedule with the LPC by December 31, 2020, with a repayment term not to exceed two years.  The program is available through CY 2020, and as of November 16, 2020, $1 million of credit support has been approved under the program.

Back-to-Business Credit Program. TVA created the Back-to-Business Credit Program to enable TVA and LPCs the ability to provide relief to certain large customers affected by the COVID-19 pandemic by providing certain credits when returning to operations. As of September 30, 2020, TVA had provided approximately $10 million in Back-to-Business credits under this program.

Community Care Fund. TVA is also partnering with LPCs through the Community Care Fund by making available over $4 million in matching funds to support local initiatives that address hardships created by the COVID-19 pandemic. Over $2 million in matching funds had been provided as of September 30, 2020.

Pandemic Relief Credit. In August 2020, the TVA Board approved a $200 million Pandemic Relief Credit. The 2.5 percent base rate credit will be applied beginning in October 2020 and will remain in effect through the end of 2021. The credit will apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers.

These actions continue to show TVA's commitment to support the financial integrity of LPCs along with communities and customers across the Tennessee Valley during these challenging economic conditions caused by the COVID-19 pandemic. The COVID-19 pandemic is an evolving situation that may lead to extended disruption of economic activity and an adverse impact on TVA's results of operations. TVA is closely monitoring developments and will continue adjusting its response as necessary to ensure reliable service while protecting the safety and health of its workforce.

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

    In 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as they enter the market. As of September 30, 2020, TVA had spent $121 million on installation of the fiber optic lines and expects to spend an additional $179 million.

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

    Renewable Power Purchase Agreements.  In order to meet customer preferences and requirements for cleaner energy, TVA has entered into certain power purchase agreements ("PPAs") with renewable resource providers.  In 2019, as a result of TVA's 2017 request for proposals for renewable energy, TVA signed four solar PPAs for 674 megawatts ("MW") of solar generation at sites in Tennessee and Alabama.  One of these four solar projects is expected to come online in 2021 and two of the projects are expected to come online in 2022.  In 2020, one of the counterparties failed to comply with the terms of its PPA. TVA terminated the 150 MW agreement due to the counterparty's default and is evaluating its rights under the PPA and next steps. During 2020, as a result of TVA's 2019 request for proposals for renewable energy, TVA signed six additional PPAs for a total of 661 MW of solar generation with 50 MW of battery storage expected to come online in 2023. Due to transmission issues for one of the projects, the 661 MW will be decreased to 651 MW. TVA will procure the renewable energy and sell the resulting Renewable Energy Certificates ("RECs") to specific customers, allowing TVA to increase its renewable energy portfolio without additional costs to other Tennessee Valley customers.  These agreements help to align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy.

    Further, TVA issued another request for proposal during the second quarter of 2020 for up to 200 MW of new renewable energy. The ultimate volume contracted will align to TVA customers' demand for renewable energy, allowing TVA to increase its renewable energy portfolio without additional costs to other Tennessee Valley customers. TVA anticipates making selections in CY 2020.

    Renewable Power Solutions. TVA encourages renewable power through various current offerings. Offerings include the Green Switch Program that allows customers to support wind, solar, and biomass renewable resources through purchasing renewable energy generated in the Tennessee Valley, sold in 200 kWh blocks. TVA also offers the Green Flex Program, which gives commercial and industrial customers the ability to meet sustainability goals and to make renewable energy claims through RECs from wind generation located outside TVA's service area. In 2019, the TVA Board approved new renewable power solutions, including a utility-scale program and a mid-scale flexibility option, that better equip TVA and LPCs with the flexibility to meet changing end-use customer needs. The utility-scale program, Green Invest, aggregates demand through a competitive procurement process and is implemented through a renewable investment agreement. The goal of the Green Invest program is to meet the long-term sustainability needs of customers at scale. TVA may also construct its own renewable facilities to meet these needs. The mid-scale option, also known as the Flexibility Research Project, is a joint project with LPCs to enable solutions for situations where the end-use consumer needs onsite renewable or distributed generation. This project will allow TVA to gain market knowledge and operational insights.

Energy Exchange Market

TVA and other utilities across the southeastern United States are exploring the creation of a new automated energy exchange across the region, to facilitate more immediate and short-term power exchanges. The energy exchange would be an enhancement to TVA's existing trading program, and the creation of this energy exchange platform would require approval of the Federal Energy Regulatory Commission, which regulates transmission service and power transfers by jurisdictional public utilities. These discussions demonstrate TVA's commitment to maintaining and improving reliability in the Tennessee Valley in the least-cost manner.

Natural Resource Plan

    In May 2020, the TVA Board of Directors accepted changes to TVA's Natural Resource Plan ("NRP") to support a more strategic, flexible, and comprehensive management approach to TVA's natural resource stewardship work. TVA published its Record of Decision to complete its environmental review process in July 2020. The updated plan enhances alignment with TVA's mission through economic development, energy, and environmental stewardship, and guides business planning. In the newly published NRP, TVA expanded from six resource areas to ten focus areas, ensuring the NRP provides a more comprehensive view of resource stewardship efforts.

Strategic Financial Plan

    In 2019, the TVA Board approved an annual budget that reflects the first year of a new Strategic Financial Plan. The Strategic Financial Plan, which extends from 2020 through 2030, is flexible in aligning customer preferences and TVA's mission while at the same time establishing a long-term forecast of financial results. Key focus areas of the Strategic Financial Plan include maintaining rates as low as feasible, establishing better alignment between the length of LPC contracts and TVA's long-term commitments, stabilizing debt, assuming 100 percent long-term partner participation, maintaining a cash balance of $300 million, and pursuing operational efficiencies. As TVA executes the plan, key assumptions and performance may change estimated debt and cash balances. For example, TVA is continuing to evaluate its long-term asset needs. In addition, due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its target balance of Cash and cash equivalents beginning in March 2020. TVA continued to hold higher target cash balances at September 30, 2020, and may hold higher balances in future periods due to potential market volatility.

Generation Resources

    Extreme Flooding Preparedness. Updates to the TVA analytical hydrology model completed in 2009 indicated that under "probable maximum flood" conditions, some of TVA's dams might not have been capable of regulating the higher flood waters.  A "probable maximum flood" is an extremely unlikely event; however, TVA has a responsibility to provide protection for its nuclear plants against such events.  As a result, TVA installed a series of modifications at four dams.

    Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. The revised hydrology models were reviewed and approved by the NRC for Watts Bar Nuclear Plant ("Watts Bar") Units 1 and 2. However, TVA identified an error in the modeling that will require the models for Watts Bar Units 1 and 2 to be resubmitted. TVA plans to resubmit models for Watts Bar Units 1 and 2 by the end of the first quarter of CY 2021.  In addition, TVA submitted models for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2 on January 14, 2020.  TVA will subsequently address conditions at Browns Ferry as needed.
    As of September 30, 2020, TVA had spent $154 million on the modifications and improvements related to extreme flooding preparedness. TVA is deferring the decision on the need for additional modifications until after the modeling work is complete.

    NRC Seismic Assessments. In 2014, the NRC notified licensees of nuclear power reactors in the central and eastern U.S. of the results of seismic hazard screening and prioritization evaluations performed by unit owners and reviewed by the NRC staff. Because the seismic hazards for Browns Ferry, Sequoyah, and Watts Bar had increases in seismic parameters beyond the technical information available when the plants were designed and licensed, TVA must conduct seismic risk evaluations for these plants. TVA completed the risk evaluation for Watts Bar and submitted it to the NRC in 2017; the evaluation concluded that no additional actions were required. The NRC completed its review of the Watts Bar evaluation in 2018 and concluded that no further response or regulatory actions were required. The evaluation for Sequoyah was submitted on October 18, 2019, and the evaluation for Browns Ferry was submitted on December 17, 2019. The NRC completed its review of the Sequoyah and Browns Ferry evaluations in the fourth quarter of 2020 and concluded that no further response or regulatory actions were required.
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
    Work Environment at Nuclear Plants. In March 2016, the NRC issued a Chilling Effect Letter ("CEL") to TVA regarding work environment concerns identified at Watts Bar. In the mid-cycle assessment letter issued in June 2018, the NRC issued a Cross Cutting Issue in safety conscious work environment ("CCI") and outlined the closure criteria for both the CEL and CCI.  In October 2019, TVA informed the NRC of its CEL and CCI closure criteria readiness, and the NRC completed its inspection, resulting in no additional findings with progress noted as documented in its December 2019 inspection report.  In March 2020, the NRC issued its Annual Assessment Letter for Watts Bar noting TVA's progress in addressing the CEL and CCI while stating that the NRC continues to monitor TVA's activities as they deliberate on the appropriate time to close the CEL and CCI.

Apparent Violations of NRC Regulations. On March 2, 2020, the NRC issued a letter to TVA identifying four apparent violations of NRC regulations that prohibit licensees from retaliating against employees for their having raised protected nuclear safety concerns. In June 2020, TVA participated in a pre-decisional enforcement conference before the NRC, and on August 24, 2020, the NRC issued violations to TVA and a notice of proposed imposition of civil penalties in an amount less than $1 million. TVA submitted a written response to the NRC that denies the violations and opposes the imposition of civil penalties. On October 29, 2020, the NRC issued an order imposing civil penalties in an amount less than $1 million. TVA has until November 28, 2020, to request an evidentiary hearing before the NRC's Atomic Safety and Licensing Board.

On March 9, 2020, the NRC issued a letter to TVA identifying twelve apparent violations of NRC regulations: six relating to operational activities and six relating to NRC regulations governing the completeness and accuracy of information. TVA participated in a pre-decisional enforcement conference before the NRC in July 2020, and on November 6, 2020, the NRC issued five violations to TVA and a notice of proposed imposition of civil penalties in an amount less than $1 million. TVA is evaluating its options and must respond to the NRC by December 5, 2020.

    Tritium-Producing Burnable Absorber Rods. TVA was a cooperating agency in the 2016 Department of Energy ("DOE") Final Supplemental Environmental Impact Statement for the Production of Tritium in a Commercial Light Water Reactor. In 2017, due to an anticipated need for more tritium-producing burnable absorber rods ("TPBARs"), the DOE announced its preferred alternative for irradiation services, which included use of an additional reactor. As a result of TVA's assessment and concurrence with the DOE's alternative, TVA submitted a license amendment request to the NRC to authorize the irradiation of TPBARs in Watts Bar Unit 2. The NRC approved the request in 2019. TVA is projecting to begin tritium production in Watts Bar Unit 2 in the fall of 2021. The DOE's decision also allows for irradiation of TPBARs at Sequoyah in the future; however, TVA does not have plans to employ Sequoyah units for tritium production in the near term.

    Extended Power Uprate. TVA has undertaken an extended power uprate ("EPU") project at Browns Ferry to increase the amount of electrical generation capacity of its reactors. The license for each reactor was amended to allow reactor operation at the higher power level. The Browns Ferry EPU license amendments were approved by the NRC in 2017, following a nearly two-year review.

    The project involved extensive engineering analyses and modification and replacement of certain existing plant components to enable the units to produce the additional power requested by the license amendments. The project's total cost will be approximately $475 million. Physical work on all units was completed in 2019. The generating capacity is expected to increase by an estimated 465 MW that must be validated through operation of all units for four seasons and completion of additional testing. TVA is currently operating and testing the units through the required period to complete the validation of the increased generating capacity and will update the official capacity upon issuance of the engineering memos.

    Plant Closures. Results of assessments performed at Paradise and Bull Run were presented to the TVA Board at its February 2019 meeting. The TVA Board approved the retirement of Paradise Unit 3 by December 2020 and Bull Run by December 2023. Subsequent to the TVA Board approval, TVA determined that Paradise would not be restarted after January 2020 due to the plant's material condition. Paradise Fossil Plant Unit 3 was taken offline on February 1, 2020, effectively retiring the plant. See Note 6 — Plant Closures.

Optimum Energy Portfolio. TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. During 2019, the TVA Board approved the Integrated Resource Plan, which recommended an action to evaluate the engineering end-of-life of aging fossil units. These assessments consider material condition, plant performance, system flexibility needs, environmental impacts, grid support, and other factors. TVA is also considering plans for additional generating facilities to replace retiring or expiring capacity and to support a low cost, reliable, flexible, and increasingly clean power system. In addition, TVA will prepare Environmental Assessments ("EAs") pursuant to the National Environmental Policy Act ("NEPA") prior to retiring or building a plant.

    Coal Combustion Residuals Facilities. TVA has committed to a programmatic approach for the elimination of wet storage of coal combustion residuals ("CCR") within the TVA service area. Under this program ("CCR Conversion Program"), TVA is converting all operational coal-fired plants to dry CCR storage and closing all wet storage facilities.

    Dry generation and dewatering projects. Conversion of coal plant CCR wet processes to dry generation or dewatering is complete at Bull Run, Shawnee, and Kingston Fossil Plant ("Kingston"). Construction at Gallatin Fossil Plant ("Gallatin") was completed during 2020. Construction of dewatering and dry generation facilities is underway at Cumberland Fossil Plant ("Cumberland") and is scheduled for completion in the first quarter of 2021.

    Landfills. TVA has made strategic decisions to build and maintain lined and permitted dry storage facilities on TVA-owned property at some TVA locations, allowing these facilities to operate beyond existing dry storage capacity. Lined and permitted landfills are completed and operational at Bull Run, Kingston, and Gallatin; a lined and permitted landfill at Shawnee is currently under construction with completion scheduled for January 2021; construction of a lined and permitted landfill at Cumberland is expected to start in 2021; and TVA is designing and permitting a lateral expansion of the existing landfill at Gallatin. TVA has withdrawn its permit applications for a new lined landfill at Bull Run and has stopped construction of a permitted lined landfill expansion at Kingston until TVA can determine its need for these landfills with certainty. Construction of additional lined and dry storage facilities may occur to support future business requirements.

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

    In compliance with the CCR Rule, TVA published the results of additional groundwater testing at TVA's CCR facilities on March 1, 2019. The results included values above groundwater protection standards for some constituents at several CCR units. Accordingly, TVA will have to cease sending CCR and non-CCR wastestreams to any impacted unlined CCR surface impoundments as soon as possible but no later than the applicable CCR Rule date. The EPA has published a final rule that changes the deadline to cease sending CCR and non-CCR wastestreams to unlined CCR impoundments and to initiate closure or retrofit the units from October 31, 2020 to April 11, 2021. The final rule establishes a process for a utility to seek site-specific approval from the EPA to continue to use the unlined CCR impoundment based on meeting certain criteria. TVA evaluated and published Assessment of Corrective Measures reports to its CCR website in August 2019. TVA is continuing to publish periodic reports on additional groundwater testing at its CCR facilities; the latest reports were published on February 28, 2020 and August 28, 2020. Under the CCR Rule, based on the results of the assessment of corrective measures, TVA is required to select a remedy as soon as feasible. TVA continues to investigate and evaluate remedies and will continue posting semi-annual progress reports on the status of remedy selection.

As of September 30, 2020, TVA had spent approximately $2.1 billion on its CCR Conversion Program. TVA expects to spend an additional $949 million on the CCR Conversion Program through 2025. These estimates may change depending on the final closure method selected for each facility. Once the CCR Conversion Program is completed, TVA will continue to undertake certain CCR projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

    TVA was involved in two lawsuits concerning the CCR facilities at Gallatin. One of these cases was decided in TVA's favor by the U.S. Court of Appeals for the Sixth Circuit, and the other case was resolved by the entry of a consent order that became effective July 24, 2019. Under the consent order, TVA agreed to close the existing wet ash impoundments by removal, either to an onsite landfill or to an offsite facility. TVA may also consider options for beneficial reuse of the CCR. TVA has submitted the removal plan to the Tennessee Department of Environment and Conservation ("TDEC") and other applicable parties pursuant to the consent order. See Note 12 — Asset Retirement Obligations for additional information.

    In October 2019, TDEC released amendments to its regulations which govern solid waste disposal facilities, including TVA's active CCR facilities covered by a solid waste disposal permit and those which closed pursuant to a TDEC approved closure plan. Such facilities are generally subject to a 30-year post-closure care period during which the owner or operator must undertake certain activities, including monitoring and maintaining the facility. The amendments, among other things, add an additional 50-year period after the end of the post-closure care period, require TVA to submit recommendations as to what activities must be performed during this 50-year period to protect human health and the environment, and require TVA to submit revised closure plans every 10 years.

    Potential Liability Associated with Workers' Exposure to CCR Materials. In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee certain aspects of the cleanup. After the cleanup was completed, Jacobs was sued in the U.S. District Court for the Eastern District of Tennessee ("Eastern District") by employees of a contractor involved in the cleanup and family members of some of the employees.  The plaintiffs alleged that Jacobs had failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs alleged that exposure to the fly ash caused a variety of significant health issues and illnesses, including in some cases death. The case was split into two phases, with the first phase considering, among other issues, general causation and the second determining specific causation and damages. On November 7, 2018, a jury hearing the first phase returned a verdict in favor of the plaintiffs, including determinations that Jacobs failed to adhere to its contract with TVA or the Site Wide Safety and Health Plan; Jacobs failed to provide reasonable care to the plaintiffs; and Jacobs's failures were capable of causing a list of medical conditions, ranging from hypertension to cancer. On January 11, 2019, the Eastern District referred the parties to mediation. Mediation has concluded, but the parties did not resolve the matter. The litigation will now proceed to the second phase on the question of whether Jacobs's breaches were the specific medical cause of the plaintiffs' alleged injuries and damages.

    Further in 2019, an additional group of contractor employees and family members filed suit against Jacobs in the Circuit Court for Roane County, Tennessee. These plaintiffs have raised similar claims to those being litigated in the case referenced above.

While TVA is not a party to either of these lawsuits, TVA may potentially have an indemnity obligation to reimburse Jacobs for some amounts that Jacobs is required to pay. TVA will continue monitoring the litigation to determine whether these or similar cases could have broader implications for the utility industry. TVA does not expect any potential liability to have a material adverse impact on its results of operations or financial condition. See Note 22 — Commitments and Contingencies — Legal Proceedings.

    River Management. Rainfall and runoff in the Tennessee Valley in 2020 were 150 percent and 156 percent of normal, respectively. Above normal rainfall and runoff have continued to help TVA meet its river system commitments, including managing minimum river flows for navigation, generating low-cost hydroelectric power, maintaining water quality and water supply, and providing recreational opportunities for the Tennessee Valley.  In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy.

    Small Modular Reactors. In 2015, DOE entered into an Interagency Agreement with TVA to support site characterization activities and the development of an Early Site Permit Application ("ESPA") for a generic small modular reactor ("SMR"). The ESPA is based on the potential construction and operation of two or more SMR units at TVA's Clinch River Site in

Oak Ridge, Tennessee. TVA submitted the ESPA for review by the NRC in 2016.  NRC staff concluded their environmental review and issued a final EIS in April 2019, followed by the conclusion of the safety review and issuance of a final safety evaluation report in June 2019.  The Commission held the statutorily required mandatory hearing for the ESPA in August 2019, and the permit was issued by the NRC in December 2019. The permit is valid through 2039 and therefore provides TVA a great deal of flexibility to make new nuclear decisions based on energy needs and economic factors.

TVA is in the process of evaluating new nuclear technology options and potential deployment scenarios.  To assist in the evaluation of SMRs, TVA has entered into memorandums of understanding with Oak Ridge National Laboratory and the University of Tennessee. These partnerships allow for collaboration, exploring advanced reactor designs as a next-generation nuclear technology while leveraging advanced modeling and simulation tools to assist in determining the feasibility of SMRs. Any decision to construct an SMR would require approval by the TVA Board and the NRC. As of September 30, 2020, TVA had spent $81 million on work regarding SMRs, including work to complete the ESPA for the Clinch River Site, of which the DOE reimbursed TVA $28 million.  Additional expenditures will be determined based on future project development.

    System Operations Center. A new system operations center has been approved for $255 million. The new secured facility is being built to accommodate a new energy management system and to adapt to new regulatory requirements.  The facility is expected to be constructed by 2022 and fully operational by 2024. As of September 30, 2020, TVA had spent approximately $37 million on the project and expects to spend an additional $218 million.

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

    As construction of the embankment repair project continues, the estimated cost and duration continue to be refined. As of September 30, 2020, TVA had spent $251 million related to this project and expects to spend an additional $184 million through 2023. TVA expects the reservoir to return to normal operations in 2022 and is continuing to work with the community to help mitigate local impacts of the extended drawdown.

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

    TVA is upgrading the south embankment by constructing berms on the upstream and downstream slopes. The design phase of the project began in 2017 and is now completed. Construction began in the spring of 2019, and the project is currently estimated to be completed in two years, but could take longer depending on successful construction sequencing.  As of September 30, 2020, TVA had spent $118 million related to this project and expects to spend an additional $14 million through 2022.

Real Estate Portfolio

    TVA continues to study its real estate portfolio and align its real estate holdings with TVA's strategic direction. A comprehensive assessment of its real estate portfolio has been completed. TVA will continue to develop and implement a strategy aimed at reducing cost and right-sizing its portfolio as part of the effort.

    Knoxville Property. In 2016, TVA completed a comprehensive assessment of its real estate holdings in the Knoxville, Tennessee region including the Knoxville Office Complex ("KOC") and adjacent Summer Place Complex ("SPC"). As a result of this study and a subsequent Environmental Assessment in 2017, TVA has consolidated its Knoxville area employees into the West Tower of the KOC and the Greenway Drive Transmission Service Center, and is completing the centralized field offices in Norris, Tennessee. As part of this consolidation effort, TVA approved the conveyance of the SPC and the East Tower of the KOC and the transaction closed in August 2020.

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

    The EPA published a rule in 2017, postponing certain compliance/applicability dates to provide the EPA time to review and revise, as necessary, the 2015 ELGs for FGD wastewater and bottom ash transport water. The EPA delayed the compliance dates for these two waste streams from the 2018-2023 timeframe to 2020-2023. However, the 2018-2023 applicability dates and the accompanying requirements for fly ash transport water, flue gas mercury control wastewater, and gasification wastewater remain unchanged. While the EPA reconsiders the limits for FGD wastewater and bottom ash transport water, states have issued National Pollutant Discharge Elimination System ("NPDES") permits for all of TVA's active coal facilities based on the 2015 ELGs, recognizing that the permits may need to be reopened to incorporate modifications to those ELGs. The EPA proposed revised ELGs for bottom ash transport water and FGD wastewater on November 4, 2019. The final ELGs were published on October 13, 2020.

    The primary impact of these regulations for TVA is on the operation of existing coal-fired generation facilities. The revised ELGs could impact long-term investment decisions being made relative to the long-term compliance and operability of these plants. The revisions may require TVA to install additional wastewater treatment systems for FGD wastewater and bottom ash transport water, and TVA could incur substantial costs to comply with the new rule. TVA currently has three plants with wet scrubbers that may be subject to new scrubber-related limits, the largest being Cumberland. Bull Run is exempt from the imposition of new scrubber-related limits due to the pending retirement of the plant prior to the regulatory deadline. The revision also includes a subcategory for which Cumberland would qualify that provides TVA greater flexibility in meeting the ELGs. Litigation of the final rule is anticipated which introduces additional uncertainty in what will be required at each facility.

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

    TVA's Remedial Investigation/Interim Response Action Groundwater Monitoring Plan is reviewed and modified annually. The 2020 Remedial Investigation/Interim Response Action Groundwater Monitoring Plan was approved by TDEC on May 5, 2020. TVA has sampled the monitoring wells at the site as described by the plan quarterly. TVA prepares a memorandum after each quarterly event and prepares an annual report to evaluate the sampling results. The 2019 Remedial Investigation/Interim Response Action Groundwater Monitoring report was submitted to TDEC on July 2, 2020.

The Interim Response Action Plan to remediate the groundwater will include a groundwater extraction system and a groundwater treatment system. TVA will also continue to dewater the East Ash Disposal Area and treat the water before it is discharged to the NPDES outfall. A feasibility study to evaluate remedial actions for the site was submitted to TDEC on September 4, 2020.

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

Federal Contracting and Hiring Practices.  On August 3, 2020, President Trump issued an "Executive Order ("EO") on Aligning Federal Contracting and Hiring Practices With the Interests of American Workers". Among other things, the EO directs federal agencies to review contracts awarded in 2018 and 2019 to assess (i) whether temporary foreign labor was used and impacts from such use, and (ii) whether any offshoring occurred and its impacts. The EO also directs agencies to review employment policies for compliance with specific laws. TVA is conducting a review and will report a summary of its findings to the Office of Management and Budget ("OMB") by December 1, 2020.

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

In 2019, the TVA Board approved a 20-year Partnership Agreement option that better aligns the length of LPC contracts with TVA's long-term commitments. These agreements are automatically extended each year after their initial effective date, contingent upon certain circumstances, including limited rate increases going forward. Participating LPCs will receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In June 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate up to approximately five percent of average total hourly energy sales over the prior five years in order to meet their individual customers' needs. As of November 16, 2020, 142 LPCs had signed the 20-year Partnership Agreement with TVA, and 64 LPCs had signed a Flexibility Agreement.

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

    The risk of cybersecurity events such as malicious code attacks, unauthorized access attempts, and social engineering attempts continues to intensify. While TVA and its third-party vendors and service providers have been, and will likely continue to be, subjected to such attacks and attempts to disrupt operations, to date the attacks have not impacted TVA's ability to operate as planned. See Item 1A, Risk Factors — Cybersecurity Risks — TVA's facilities and information infrastructure may not operate as planned due to cyber threats to TVA's assets and operations.

    Over the last few years, there has been an increase of malicious cyber activity across all industries, including the energy sector. TVA has observed a significant increase in malicious activity related to the COVID-19 pandemic including phishing campaigns and malicious websites. These types of malicious activity are occurring across the industry and have also been observed by TVA's external vendors, stakeholders, and partners. This activity has caused the need for heightened awareness and preparedness. TVA is leveraging federal and other partners to better identify, detect, protect, and respond to these potential attacks. While there have been incidents of phishing and attempted fraud against TVA and its vendors and service providers, these events have not had a significant or material impact on business or operations.

    Transmission Assets. In addition to physical and cybersecurity attacks, TVA's transmission assets are vulnerable to various types of electrically charged energy disruptions such as those from geomagnetic disturbances ("GMDs") and electromagnetic pulses ("EMPs"). Because the effects of GMD and EMP are similar, they are often considered together. In September 2016, the Federal Energy Regulatory Commission ("FERC") approved a new standard to address GMD events, and in March 2020, FERC approved a revision to the standard. TVA has met the requirements of the original standard and subsequent revisions, and has evaluated the effects of solar storms ranging from NERC's reference case to possible extreme levels. TVA continues as an active participant with NERC in this field. The most serious threats from EMP are those caused by high-altitude nuclear explosions. Like others in the industry, TVA is coordinating with federal and state authorities, NERC, Electric Power Research Institute, and other grid owners and operators to address this concern.

Bulk-Power System Assets. On May 1, 2020, President Trump issued EO 13920, Securing the United States Bulk-Power System.  Among other things, the EO prohibits the acquisition or installation of any bulk-power system electric equipment where the transaction (1) involves any property in which any foreign country or a national thereof has any interest and (2) poses an undue risk to the bulk-power system in, or national security of, the United States. Whether a bulk-power system electric equipment acquisition or installation is prohibited will depend on determinations by the Secretary of DOE that have not yet been made. At this time, it is uncertain to what extent this EO may impact TVA's operations.

Critical Accounting Policies and Estimates

TVA's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA's financial results. Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change also would materially impact TVA's financial condition, results of operations, or cash flows. TVA's critical accounting policies are also discussed in Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

TVA believes that its most critical accounting policies and estimates relate to the following:

•Regulatory Accounting;
•AROs; and
•Pension and Other Post-Retirement Benefits.

    Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit, Risk, and Regulation Committee of the TVA Board. While TVA's estimates and assumptions are based on its knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Regulatory Accounting

    The TVA Board is authorized by the TVA Act to set rates for power sold to customers; thus, TVA is "self-regulated." Additionally, TVA's regulated rates are designed to recover its costs of providing electricity. In view of demand for electricity and the level of competition, TVA has assumed that rates, set at levels that will recover TVA's costs, can be charged and collected. As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections of costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods. The timeframe over which the regulatory assets are recovered from customers or regulatory liabilities are credited to customers is subject to annual TVA Board approval. At September 30, 2020, TVA had $10.4 billion of Regulatory assets and $164 million of Regulatory liabilities.

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

    In 2017, the TVA Board authorized management to accelerate amortization of certain regulatory assets to the extent actual net income in 2018 exceeded the budgeted amount, up to the aggregate amount of those certain regulatory assets. Assets included in this Board action include: deferred nuclear generating units, environmental cleanup costs related to the Kingston ash spill, and nuclear training costs related to the refurbishing and restarting of Browns Ferry Unit 1 and the construction of Watts Bar Unit 2. TVA recorded $857 million of accelerated amortization of the Deferred nuclear generating units and Nuclear training costs regulatory assets in 2018. The TVA Board authorized TVA to use the amount included in the 2019 rate action for these two regulatory assets, to the extent needed, to accelerate amortization of the Environmental cleanup costs - Kingston ash spill regulatory asset in 2019. TVA recorded $266 million of accelerated recovery for the Kingston ash spill regulatory asset in 2019. No accelerated amortization was recorded in 2020.
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

Asset Retirement Obligations

    TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets. These obligations relate to TVA's generating facilities, including coal-fired, nuclear, hydroelectric, and natural gas and/or oil-fired. They also pertain to coal ash impoundments, transmission facilities, and other property-related assets. Activities involved with the retirement of these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site restoration. TVA periodically reviews its estimated asset retirement obligation ("ARO") liabilities. Revisions to the ARO estimates are made whenever factors indicate that the timing or amounts of estimated cash flows have changed. Any change to an ARO liability is recognized prospectively as an equivalent increase or decrease in the carrying value of the capitalized asset. Any accretion or depreciation expense related to these liabilities and assets is charged to a regulatory asset. See Note 9 — Regulatory Assets and Liabilities — Nuclear Decommissioning Costs and Non-Nuclear Decommissioning Costs and Note 12 — Asset Retirement Obligations.

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

    At September 30, 2020, the estimated future nuclear decommissioning cost recognized in the financial statements was $3.3 billion and was included in AROs, and the unamortized regulatory asset related to nuclear decommissioning ARO costs of $896 million was included in Regulatory assets.

    The following key assumptions can have a significant effect on estimates related to the nuclear decommissioning costs reported in TVA's nuclear ARO liability:

    Timing and Method – In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning. First, the date of the plant's retirement must be estimated. At Browns Ferry and Sequoyah, the estimated retirement date is based on the unit with the longest license period remaining. At Watts Bar, the estimated retirement date is based on each unit's license period. Second, an assumption must be made on the timing of the decommissioning. TVA has ascribed probabilities to two different decommissioning methods related to its nuclear decommissioning obligation estimate: the DECON method and the SAFSTOR method. The DECON method requires that radioactive contamination be removed from a site and safely disposed of or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation. The SAFSTOR method allows nuclear facilities to be placed and maintained in a condition that allows the facilities to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use. TVA bases its nuclear decommissioning estimates on site-specific cost studies, which are updated for each of TVA's nuclear units at least every five years, with the last study performed in 2017. Changes in probabilities ascribed to the assumptions or the timing of decommissioning can significantly change the present value of TVA's obligations.

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

    The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. A 10 percent change in TVA's ARO for nuclear decommissioning cost at September 30, 2020, would have affected the liability by approximately $328 million.

    Non-Nuclear Decommissioning. At September 30, 2020, the estimated future non-nuclear decommissioning cost recognized in the financial statements was $3.5 billion and was included in AROs, and the unamortized regulatory asset related to non-nuclear decommissioning ARO costs of $2.5 billion was included in Regulatory assets.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and predicting how costs will escalate with inflation. These costs are predominantly CCR closure, CCR post-closure care and monitoring, and plant powerhouse asbestos removal. CCR closure estimates are primarily closure-in-place except for specific ponds located at Allen and Gallatin, which are closure-by-removal. CCR post-closure care and monitoring primarily includes costs for grounds maintenance, cover system and mechanical maintenance, inspections, and groundwater monitoring costs. Asbestos removal is based on cost per square foot to remove and dispose of asbestos-containing materials. TVA revises estimates of CCR closure on a project by project basis when updated cost information becomes available that causes management's expectation of cost to change materially. CCR post-closure care and monitoring costs and asbestos removal are studied for revision at least every five years, but revised more frequently if updated cost information becomes available that causes management's expectation of cost to change materially. The following key assumptions can have a significant effect on estimates related to the non-nuclear decommissioning costs:

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

    The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in the discount or escalation rates, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. A 10 percent change in TVA's ARO for non-nuclear decommissioning costs at September 30, 2020, would have affected the liability by approximately $351 million.

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

    TVA's pension and other post-retirement benefits contain uncertainties because they require management to make certain assumptions related to TVA's cost to provide these benefits. Numerous factors are considered including the provisions of the plans, changing employee demographics, various actuarial calculations, assumptions, and accounting mechanisms. Effects of the COVID-19 pandemic on the financial markets, regulations, and experience are uncertain and still evolving, creating an additional degree and complexity associated with the future occurrence or outcome of events and conditions underlying the significant accounting assumptions discussed below.

Key actuarial assumptions utilized include discount rates, projected health care cost trend rates, expected long-term rate of return on plan assets, rate of increase in future compensation levels, retirement rates, expected timing and form of payments, and mortality rates. Every five years, a formal actuarial experience study that compares assumptions to the actual experience is conducted. Additional ad-hoc experience studies are performed as needed to review recent experience and validate recommended changes to the actuarial assumptions used based upon TVA's last experience study in 2018.

    Expected Return on Plan Assets. The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. In determining the expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice, the current outlook on capital markets, the asset allocation policy, and the anticipated impact of active management. Based upon review of the current plan's asset target allocation mix, capital market outlooks, and the most recent studies, TVA management maintained its 6.75 percent expected long-term rate of return on plan assets assumption, which will be used to calculate the 2021 net periodic pension cost.

    TVA recognizes the impact of asset performance on pension expense over a three-year phase-in period through a market-related value of assets calculation. The market-related value of assets recognizes investment gains and losses over a three-year period and is used in calculating the expected return on assets and the recognized net actuarial loss components of pension net periodic benefit cost.

    A higher expected rate of return assumption decreases the net periodic pension benefit costs, whereas a lower expected rate of return assumption increases the net periodic pension benefit cost. The plan's actual rate of return for 2020 was 5.11 percent compared to the assumption of 6.75 percent. The difference between the expected and actual return on plan assets resulted in an actuarial loss of $91 million that is recognized as an increase in the related regulatory asset and an increase in the pension benefit obligation at September 30, 2020.

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

    The discount rate is somewhat volatile because it is determined based upon the prevailing rate of long-term corporate bonds as of the measurement date. A higher discount rate decreases the plan obligations and correspondingly decreases the net periodic pension and net post-retirement benefit costs for those plans where actuarial losses are being amortized. Alternatively, a lower discount rate increases net periodic pension and net periodic post-retirement benefit costs. The discount rates used to determine the pension and post-retirement benefit obligations were 2.75 percent and 3.05 percent, respectively, at September 30, 2020.

    Health Care Cost Trends. In establishing health care cost trend rates for the post-retirement obligation, TVA reviews actual recent cost trends and projected future trends considering health care inflation, changes in health care utilization, and changes in plan benefits and premium experience. The pre-Medicare current health care cost trend rate is 6.50 percent, the ultimate trend rate is 5.00 percent, and the year to reach the ultimate rate is 2027. The post-Medicare current health care cost trend rate and ultimate health care cost trend rate remained constant at zero percent and 4.00 percent, respectively, whereas the year to reach the ultimate rate was extended to 2024 from 2023 attributable to lower than expected premium increases on the private exchange. This change in the post-Medicare health care cost trend rate assumption resulted in a $15 million decrease in the post-retirement obligation at September 30, 2020.

    Cost of Living Adjustments. Cost of living adjustments ("COLAs") are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase.  This assumption is based on the long-term expected future rate of inflation based on the capital market outlooks, economic forecasts, and the Federal Reserve policy.  See Note 21 — Benefit Plans — Plan Assumptions — Cost of Living Adjustment for further discussion on the calculation of the COLA.  The actual COLA for CY 2020 was 1.54 percent. The CY 2021 COLA is assumed to be 1.00 percent, and for years thereafter is assumed to be 2.00 percent. A higher COLA increases the pension benefit obligation whereas a lower assumption decreases the obligation. The actual calendar year COLA and the long-term COLA assumption are used to determine the benefit obligation at September 30 and the net periodic benefit costs for the following fiscal year.

Mortality. TVA's mortality assumptions are based upon actuarial projections in combination with actuarial studies of the actual mortality experience of TVARS's pension and post-retirement benefit plan participants taking into consideration the Society of Actuaries ("SOA") mortality table and projection scales as of September 30, 2020. TVA continues to monitor the availability of updates to mortality tables, longevity improvement scales, and mortality reviews and experience studies to consider whether these updates should be reflected in the current year mortality assumption. In determining the benefit obligations at September 30, 2020, TVA adopted a modified version of the SOA PRI-2012 mortality table and a modified version of the MP-2019 projection scale based upon an updated mortality experience study. The change in TVA's mortality assumptions resulted in a $137 million decrease in the pension obligation and a $2 million increase in the post-retirement obligation at September 30, 2020.

Sensitivity to Changes in Key Assumptions

    The following tables illustrate the estimated effects of changing certain of the critical actuarial assumptions discussed above, while holding all other assumptions constant and excluding any impact for unamortized actuarial gains and losses:

Sensitivity to Certain Changes in Pension Assumptions At September 30, 2020
Actuarial Assumption	Current Assumption	Change in Assumption	Impact
Effect on 2020 pension expense:
Discount rate	3.20%	(0.25)%	$17
Expected return on assets	6.75%	(0.25)%	18
COLA	2.00%	0.25%	30

Effect on benefit obligation
Discount rate	2.75%	(0.25)%	418
COLA	2.00%	0.25%	270

Sensitivity to Changes in Assumed Health Care Cost Trend Rates At September 30, 2020
	1% Increase	1% Decrease
Effect on total of service and interest cost components for the year	$4	$(4)
Effect on end-of-year accumulated post-retirement benefit obligation	70	(68)

    Contributions. The minimum pension contribution for 2020 was $300 million and was paid in twelve monthly installments. TVA made contributions of $5 million to the SERP and $25 million, net of rebates and subsidies received, to the unfunded other post-retirement benefit plans. TVA expects to contribute $300 million to TVARS, $5 million to the SERP, and $28 million to the other post-retirement benefit plans in 2021.

    Accounting Mechanisms. In accordance with current accounting guidance, TVA utilizes a number of accounting mechanisms that reduce the volatility of reported pension expense. Differences between actuarial assumptions and actual plan results are deferred and amortized into period expense only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average future expected working lifetime of participants expected to receive benefits, which is approximately 11 years for the pension plan and 12 years for the post-retirement plan. Additionally, TVA recognizes pension costs as regulatory assets to the extent that the amount calculated under U.S. GAAP as pension expense differs from the amount TVA contributes to the pension plan as pension plan contributions. As a result of recent plan design changes, future contributions are expected to exceed the expense calculated under U.S. GAAP. Accordingly, TVA will discontinue this regulatory accounting practice once all such deferred costs have been recovered, at which time it will recognize pension costs in accordance with U.S. GAAP. Furthermore, amortization of net prior service cost/(credit) resulting from a plan change is included as a component of period expense in the year first recognized and every year thereafter until it is fully amortized.  The increase or decrease in the benefit obligation due to a plan change is amortized over the average remaining service period of participating employees expected to receive benefits under the plans. The pension and post-retirement plans currently have prior service costs/(credits) from plan changes made in 2009, 2010, 2016, 2018, 2019, and 2020 with remaining amortization periods of one to nine years.

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

Currency and Interest Rate Derivatives.  TVA has three currency swaps and four "fixed for floating" interest rate swaps.  The currency swaps protect against changes in cash flows caused by volatility in exchange rates related to outstanding Bonds denominated in British pounds sterling. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The currency and interest rate swaps are classified as Level 2 valuations as the rate curves and interest rates affecting the fair value of the contracts are based on observable data.  The application of credit valuation adjustments ("CVAs") did not materially affect the fair value of these assets and liabilities at September 30, 2020.

Commodity Contracts.  TVA enters into commodity contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts because these contracts no longer meet the criteria of net settlement. As a result, the associated net derivative liabilities and regulatory assets have been derecognized. The natural gas derivative contracts are classified as Level 2 valuations based on market approaches which utilize short-term and mid-term market-quoted prices from an external industry brokerage firm.  The application of CVAs did not materially affect the fair value of these assets and liabilities at September 30, 2020.

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

All derivative instruments are analyzed individually and are subject to unique risk exposures.  The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2020.

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

For additional discussion on legislative and regulatory matters, including a discussion of environmental legislation and regulation, see Item 1, Business — Environmental Matters, Item 1, Business — Regulation, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Regulatory Compliance.

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

Legal Proceedings

From time to time, TVA is a party to or otherwise involved in Legal Proceedings that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. As of September 30, 2020, TVA had accrued approximately $14 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

Risk Governance

    The Enterprise Risk Council ("ERC") is responsible for the highest level of risk oversight at TVA and is also responsible for communicating enterprise-wide risks with policy implications to the TVA Board or a designated TVA Board committee. The Enterprise Risk Council is comprised of the Enterprise Leadership Team ("ELT") and the Chief Risk Officer ("CRO") who acts as Chair. ERC members may invite additional attendees to meetings as non-voting participants. The ERC has also established subordinate committees, consisting of business unit leaders, to assist in the oversight of fuel and power procurement, DER programs and products, and general risk management.

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

    TVA manages risk with commodity contracts for both coal and natural gas that require physical delivery of the contracted quantity. A hypothetical 10 percent decline in the market price of coal on September 30, 2019, would have resulted in a decrease of approximately $34 million in the fair value of TVA's coal derivative instruments at this date. TVA discontinued derivative accounting for forward coal contracts during the fourth quarter of 2020; therefore, a hypothetical 10 percent decline in the market price of coal on September 30, 2020, is not presented. A hypothetical 10 percent decline in the market price of natural gas on September 30, 2020 and 2019, would have resulted in decreases of approximately $84 million and $79 million, respectively, in the fair value of TVA's natural gas derivative instruments at these dates.

Investment Price Risk

TVA's investment price risk relates primarily to investments in TVA's NDT, ART, pension fund, SERP, and DCP.

Nuclear Decommissioning Trust.  The NDT is generally designed to achieve a return in line with overall equity and debt market performance.  The assets of the trust are invested in debt and equity securities, private partnerships, and certain derivative instruments including forwards, futures, options, and swaps, and through these investments the trust has exposure to U.S. equities, international equities, real estate investment trusts, natural resource equities, high-yield debt, domestic debt, U.S. Treasury Inflation-Protected Securities ("TIPS"), treasuries, private real assets, private equity, and private credit strategies.  At September 30, 2020 and 2019, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $223 million and $211 million, respectively.

Asset Retirement Trust.  The ART is presently invested to achieve a return in line with overall equity and debt market performance. The assets of the trust are invested in debt and equity securities, private partnerships, and certain derivative instruments including options, and through these investments the trust has exposure to U.S. equities, real estate investment trusts, natural resource equities, high-yield debt, domestic debt, TIPS, treasuries, private real assets, private equity, and private credit strategies.  At September 30, 2020 and 2019, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $87 million and $77 million, respectively.

Due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA has experienced fluctuations related to its ART and NDT investment portfolio during 2020. The losses experienced during the three months ended March 31, 2020, have been recovered. For the year ended September 30, 2020, the NDT increased in value $123 million compared to the year ending September 30, 2019. Despite this volatility, TVA's NDT funding as of September 30, 2020, continues to be fully funded per the NRC funding requirements.

Qualified Pension Plan. The TVARS asset allocation policy for qualified pension plan assets has targets of 40 percent equity including global public and private equity investments, 40 percent fixed income securities, and 20 percent real assets, including public and private real asset investments. TVARS has a long-term investment plan that contains a dynamic de-risking strategy which will allocate investments to assets that better match the liability, such as long duration fixed income securities, over time as improved funding status targets are met. Pursuant to the TVARS Rules and Regulations, any proposed changes in asset allocation that would change the system's assumed rate of investment return are subject to TVA's review and veto.

    As set forth above, the qualified pension plan assets are invested across global public equity, private equity, safety oriented fixed income, opportunistic fixed income, public real assets, and private real assets. The TVARS asset allocation policy includes permissible deviations from these target allocations, and action can be taken, as appropriate, to rebalance the plan's assets consistent with the asset allocation policy. At September 30, 2020 and 2019, an immediate 10 percent decrease in the value of the net assets of the fund would have reduced the value of the fund by approximately $796 million and $798 million, respectively.

    Supplemental Executive Retirement Plan. The SERP is a non-qualified defined benefit pension plan similar to those typically found in other companies in TVA's peer group and is provided to selected employees of TVA. TVA's SERP was created to recruit and retain key executives. The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA's qualified defined benefit plan and Internal Revenue Code Section 415 limits on qualified retirement plans. The SERP currently targets an asset allocation policy for its plan assets of 64 percent equity securities, which includes U.S. and non-U.S. equities, and 36 percent fixed income securities. The SERP plan assets are presently invested to achieve a return in line with overall equity and debt market performance. At September 30, 2020 and 2019, an immediate 10 percent decrease in the value of the SERP investments would have reduced the value of the investments by $7 million and $6 million, respectively.

    Deferred Compensation Plan. The DCP is designed to provide participants with the ability to defer compensation to future periods. The plan assists in the recruitment of top executive talent for TVA. As in other corporations, deferred compensation can be an integral part of a total compensation package. Assets currently include deferral balances. The default return on investment of the accounts is interest calculated based on the composite rate of all marketable U.S. Treasury issues. Executives may alternatively choose to have their balances adjusted based on the return of certain mutual funds. At both September 30, 2020 and 2019, an immediate 10 percent decrease in the value of the deferred compensation accounts would have reduced the value of the accounts by $3 million.

Interest Rate Risk

TVA's interest rate risk is related primarily to its short-term investments, short-term debt, long-term debt, and interest rate derivatives.

Investments.  At September 30, 2020, TVA had $500 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2020 was $637 million.  The average interest rate that TVA received on its short-term investments during 2020 was less than one percent.  If the rates of interest that TVA received on its short-term investments during 2020 were zero percent, TVA would have received approximately $4 million less in interest from its short-term investments.  At September 30, 2019, TVA had $299 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2019 was $336 million.  The average interest rate that TVA received on its short-term investments during 2019 was 2.40 percent.  If the rates that TVA received on its short-term investments during 2019 were 1.40 percent, TVA would have received approximately $3 million less in interest from its short-term investments.  In addition to affecting the amount of interest that TVA receives from its short-term investments, changes in interest rates could affect the value the investments in its pension plan, ART, NDT, SERP, and DCP.  See Risk Management Activities — Investment Price Risk above.

Short-Term Debt.  At September 30, 2020, TVA's short-term borrowings were $57 million, and the current maturities of long-term debt were $1.8 billion.  Based on TVA's interest rate exposure at September 30, 2020, an immediate one percentage point increase in interest rates would have resulted in an increase of $19 million in TVA's short-term interest expense.  At September 30, 2019, TVA's short-term borrowings were $922 million, and the current maturities of long-term debt were $1.1 billion.  Based on TVA's interest rate exposure at September 30, 2019, an immediate one percentage point increase in interest rates would have resulted in an increase of $20 million in TVA's short-term interest expense.

Long-Term Debt.  At September 30, 2020 and 2019, the interest rates on all of TVA's outstanding long-term debt were fixed (or subject only to downward adjustment under certain conditions).  Accordingly, an immediate one percentage point increase in interest rates would not have affected TVA's interest expense associated with its long-term debt.  When TVA's long-term debt matures or is redeemed, however, TVA typically refinances debt in whole or in part by issuing additional debt. Accordingly, if interest rates are high when TVA issues this additional debt, TVA's cash flows, results of operations, and financial condition may be adversely affected.  This risk is somewhat mitigated by the fact that TVA's debt portfolio is diversified in terms of maturities and has a long average life.  At September 30, 2020 and 2019, the average life of TVA's debt portfolio was 15.3 years and 16.1 years, respectively.  At September 30, 2020 and 2019, the average interest rate of TVA's debt portfolio was 4.56 percent and 4.65 percent, respectively. See Note 13 — Debt and Other Obligations — Debt Outstanding for a schedule of TVA's debt maturities.

Interest Rate Derivatives. Changes in interest rates also affect the mark-to-market valuation of TVA's interest rate derivatives.  See Note 15 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives. TVA had four interest rate swaps outstanding at September 30, 2020 and September 30, 2019. Net unrealized gains and losses on these instruments are reflected on TVA's Consolidated Balance Sheets in a regulatory asset account, and realized gains and losses are reflected in earnings.  Based on TVA's interest rate exposure at September 30, 2020 and 2019, an immediate one-half percentage point decrease in interest rates would have increased the interest rate swap liabilities by $270 million and $253 million, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30
 (in millions)

	2020	2019	2018
Operating revenues
Revenue from sales of electricity	$10,104	$11,159	$11,075
Other revenue	145	159	158
Total operating revenues	10,249	11,318	11,233
Operating expenses
Fuel	1,584	1,896	2,049
Purchased power	880	1,007	973
Operating and maintenance	2,720	3,090	2,598
Depreciation and amortization	1,826	1,973	2,527
Tax equivalents	528	541	518
Total operating expenses	7,538	8,507	8,665
Operating income	2,711	2,811	2,568
Other income (expense), net	36	62	50
Other net periodic benefit cost	253	258	256
Interest expense
Interest expense	1,142	1,198	1,243
Net income (loss)	$1,352	$1,417	$1,119
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

ASSETS
	2020	2019
Current assets
Cash and cash equivalents	$500	$299
Accounts receivable, net	1,529	1,739
Inventories, net	1,003	999
Regulatory assets	130	156
Other current assets	84	85
Total current assets	3,246	3,278

Property, plant, and equipment
Completed plant	64,970	62,944
Less accumulated depreciation	(33,550)	(31,384)
Net completed plant	31,420	31,560
Construction in progress	2,139	1,893
Nuclear fuel	1,504	1,534
Finance leases	516	146
Total property, plant, and equipment, net	35,579	35,133

Investment funds	3,198	2,968

Regulatory and other long-term assets
Regulatory assets	10,245	8,763
Operating lease assets, net of amortization	232	—
Other long-term assets	325	325
Total regulatory and other long-term assets	10,802	9,088

Total assets	$52,825	$50,467
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	2020	2019
Current liabilities
Accounts payable and accrued liabilities	$1,844	$1,649
Accrued interest	298	296
Asset retirement obligations	345	163
Current portion of leaseback obligations	198	40
Regulatory liabilities	141	150
Short-term debt, net	57	922
Current maturities of power bonds	1,787	1,030
Current maturities of long-term debt of variable interest entities	41	39
Current maturities of notes payable	—	23
Total current liabilities	4,711	4,312

Other liabilities
Post-retirement and post-employment benefit obligations	6,617	6,181
Asset retirement obligations	6,440	5,453
Finance lease liabilities	525	182
Other long-term liabilities	2,548	2,308
Leaseback obligations	25	223
Regulatory liabilities	23	—
Total other liabilities	16,178	14,347

Long-term debt, net
Long-term power bonds, net	17,956	19,094
Long-term debt of variable interest entities, net	1,048	1,089
Total long-term debt, net	19,004	20,183

Total liabilities	39,893	38,842

Commitments and contingencies (Note 22)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	12,177	10,823
Total power program proprietary capital	12,435	11,081
Nonpower programs appropriation investment, net	548	556
Accumulated other comprehensive income (loss)	(51)	(12)
Total proprietary capital	12,932	11,625

Total liabilities and proprietary capital	$52,825	$50,467
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30
(in millions)

	2020	2019	2018
Net income (loss)	$1,352	$1,417	$1,119
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(1)	(114)	10
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	(38)	45	26
Total other comprehensive income (loss)	$(39)	$(69)	$36
Total comprehensive income (loss)	$1,313	$1,348	$1,155
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the years ended September 30
 (in millions)

	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$1,352	$1,417	$1,119
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization(1)	1,848	1,993	2,554
Amortization of nuclear fuel cost	388	379	382
Non-cash retirement benefit expense	324	314	324
Prepayment credits applied to revenue	—	(10)	(100)
Other regulatory amortization and deferrals	(23)	261	2
Changes in current assets and liabilities
Accounts receivable, net	259	(40)	(68)
Inventories and other current assets, net	(12)	(87)	65
Accounts payable and accrued liabilities	(38)	(155)	143
Accrued interest	1	(8)	(36)
Pension contributions	(305)	(307)	(304)
Settlements of asset retirement obligations	(114)	(89)	(106)
Other, net	(44)	52	(37)
Net cash provided by operating activities	3,636	3,720	3,938

Cash flows from investing activities
Construction expenditures	(1,643)	(1,700)	(1,759)
Nuclear fuel expenditures	(342)	(474)	(457)
Purchases of investments	(49)	(48)	(49)
Loans and other receivables
Advances	(8)	(10)	(12)
Repayments	7	11	4
Other, net	20	(22)	4
Net cash used in investing activities	(2,015)	(2,243)	(2,269)

Cash flows from financing activities
Long-term debt
Issues of power bonds	997	—	998
Redemptions and repurchases of power bonds	(1,427)	(1,035)	(1,731)
Payments on debt of variable interest entities	(39)	(38)	(36)
Redemptions of notes payable	(23)	(46)	(53)
Short-term debt issues (redemptions), net	(865)	(294)	(782)
Payments on leases and leasebacks	(55)	(43)	(42)
Financing costs, net	(4)	—	(3)
Other, net	(6)	(21)	(9)
Net cash (used in) provided by financing activities	(1,422)	(1,477)	(1,658)
Net change in cash, cash equivalents, and restricted cash	199	—	11
Cash, cash equivalents, and restricted cash at beginning of year	322	322	311
Cash, cash equivalents, and restricted cash at end of year	$521	$322	$322
Note (1) Including amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
For the years ended September 30
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2017	$258	$8,282	$572	$21	$9,133
Net income (loss)	—	1,127	(8)	—	1,119
Total other comprehensive income (loss)	—	—	—	36	36
Return on power program appropriation investment	—	(5)	—	—	(5)
Balance at September 30, 2018	$258	$9,404	$564	$57	$10,283
Net income (loss)	—	1,425	(8)	—	1,417
Total other comprehensive income (loss)	—	—	—	(69)	(69)
Return on power program appropriation investment	—	(6)	—	—	(6)
Balance at September 30, 2019	$258	$10,823	$556	$(12)	$11,625
Net income (loss)	—	1,360	(8)	—	1,352
Total other comprehensive income (loss)	—	—	—	(39)	(39)
Return on power program appropriation investment	—	(6)	—	—	(6)
Balance at September 30, 2020	$258	$12,177	$548	$(51)	$12,932
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

Today, TVA operates the nation's largest public power system and supplies power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of approximately 10 million people.

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

Basis of Presentation

    The accompanying consolidated financial statements, which have been prepared in accordance with GAAP, include the accounts of TVA, wholly-owned direct subsidiaries, and variable interest entities ("VIE") of which TVA is the primary beneficiary. See Note 10 — Variable Interest Entities. Intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

    Certain historical amounts have been reclassified in the accompanying consolidated financial statements to the current presentation. In the Consolidated Balance Sheet at September 30, 2019, TVA reclassified $163 million from Accounts payable and accrued liabilities to Asset retirement obligations in Current liabilities. In addition, as a result of the adoption of the new lease accounting standard effective for TVA October 1, 2019, TVA reclassified $182 million from Other long-term liabilities to Finance lease liabilities in the Consolidated Balance Sheet at September 30, 2019.

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

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash At September 30
	2020	2019
Cash and cash equivalents	$500	$299
Restricted cash and cash equivalents, included in Other long-term assets	21	23
Total Cash, cash equivalents, and restricted cash	$521	$322

    Due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its target balance of Cash and cash equivalents beginning in March 2020. TVA continued to hold higher target cash balances at September 30, 2020, and may hold higher balances in future periods due to potential market volatility.

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

The allowance for uncollectible accounts was less than $1 million at both September 30, 2020 and 2019, for accounts receivable.  Additionally, loans receivable of $105 million and $131 million at September 30, 2020 and 2019, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively, and are reported net of allowances for uncollectible accounts of less than $1 million at both September 30, 2020 and 2019, respectively.

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

Pre-Commercial Plant Operations

    As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenue from such pre-commercial generation based on the guidance provided by Federal Energy Regulatory Commission ("FERC") regulations. The Allen Combined Cycle Plant ("Allen CC") began pre-commercial plant operations in September 2017, and began commercial operations in April 2018. Cogeneration capability at Johnsonville Combustion Turbine Unit 20 commenced pre-commercial plant operations in September 2017, and was placed in service during December 2017. Estimated revenue of $11 million related to Allen CC was capitalized to offset project costs for the year ended September 30, 2018. TVA also capitalized related fuel costs for these construction projects of approximately $19 million during the year ended September 30, 2018. No such amounts were capitalized during 2019 or 2020.

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

    Depreciation. TVA accounts for depreciation of its properties using the composite depreciation convention of accounting.  Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on the external depreciation studies. These studies will be updated approximately every five years.  Depreciation expense for the years ended September 30, 2020, 2019, and 2018 was $1.6 billion, $1.8 billion, and $1.3 billion, respectively. Depreciation expense expressed as a percentage of the average annual depreciable completed plant was 2.74 percent for 2020, 3.09 percent for 2019, and 2.45 percent for 2018.  Average depreciation rates by asset class are as follows:

Property, Plant, and Equipment Depreciation Rates At September 30 (percent)
	2020	2019	2018
Asset Class
Nuclear	2.38	2.38	2.64
Coal-fired(1)	3.62	4.96	2.32
Hydroelectric	1.60	1.61	1.57
Gas and oil-fired	3.04	3.00	2.93
Transmission	1.34	1.34	1.32
Other	7.26	7.16	5.90
Note
(1) The rates include the acceleration of depreciation related to retiring certain coal-fired units.

    Coal-Fired. As a result of TVA's decision to idle or retire certain units since the previous depreciation study, TVA recognized $387 million, $566 million, and $48 million in accelerated depreciation expense related to the units during the years ended September 30, 2020, 2019, and 2018, respectively. Accelerated depreciation is based on the remaining useful life of the asset at the time the decision is made to idle or retire a unit.

Reacquired Rights. Property, plant, and equipment includes intangible reacquired rights, net of amortization, of $192 million and $200 million as of September 30, 2020 and 2019, respectively, related to the purchase of residual interests from lease/leaseback agreements of certain combustion turbine units ("CTs"). Reacquired rights are amortized over the estimated useful life of the underlying CTs. Amortization expense was $8 million for all years 2020, 2019, and 2018.

Software Costs.  TVA capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in Property, plant, and equipment on the Consolidated Balance Sheets and are generally amortized over seven years.  At September 30, 2020 and 2019, unamortized computer software costs totaled $54 million and $63 million, respectively.  Amortization expense related to capitalized computer software costs was $42 million, $38 million, and $32 million for 2020, 2019, and 2018, respectively.  Software costs that do not meet capitalization criteria are expensed as incurred.

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

    While not specifically structured as leases, certain power purchase agreements ("PPAs") are deemed to contain a lease of the underlying generating units when the terms convey the right to control the use of the assets. Amounts recorded for these leases are generally based on the amount of the scheduled capacity payments due over the remaining terms of the power purchase agreements, the terms of which vary. The total lease obligation included in Accounts payable and accrued liabilities and lease liabilities related to these agreements were $500 million and $174 million for finance and operating leases, respectively, at September 30, 2020.

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

    Leases with an initial term of 12 months or less, which do not include an option to extend the initial term of the lease to greater than 12 months that TVA is reasonably certain to exercise, are not recorded on the Consolidated Balance Sheets at September 30, 2020.
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

Down-blend Offering for Tritium

TVA, the Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements, referred to as the Down-blend Offering for Tritium, that provide for the production, processing, and storage of low-enriched uranium that is to be made using surplus DOE highly enriched uranium and other uranium.  Low-enriched uranium can be fabricated into fuel for use in a nuclear power plant.  Production of the low-enriched uranium began in 2019 and is contracted to continue through October 2027.  Beginning October 2027, contract activity will consist of storage and flag management.  Flag management ensures that the uranium is of U.S. origin, free from foreign obligations, and unencumbered by policy restrictions, so that it can be used in connection with the production of tritium. Under the terms of the interagency agreement between the DOE and TVA, the DOE will reimburse TVA for a portion of the costs of converting the highly enriched uranium to low-enriched uranium. Since 2019, TVA has received $89 million in reimbursements from the DOE. At September 30, 2020, TVA recorded $6 million in Accounts receivable, net related to this agreement.

Investment Funds

    Investment funds consist primarily of trust funds designated to fund decommissioning requirements (see Note 22 — Commitments and Contingencies — Decommissioning Costs), the Supplemental Executive Retirement Plan ("SERP") (see Note 21 — Benefit Plans — Overview of Plans and Benefits — Supplemental Executive Retirement Plan), and the Deferred Compensation Plan ("DCP"). The Nuclear Decommissioning Trust ("NDT") holds funds primarily for the ultimate decommissioning of TVA's nuclear power plants. The Asset Retirement Trust ("ART") holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The NDT, ART, SERP, and DCP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity and debt market performance. The NDT, ART, SERP, and DCP funds are all classified as trading.

Energy Prepayment Obligations

In 2004, TVA and its largest customer, Memphis Light, Gas and Water Division ("MLGW"), entered into an energy prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs of electricity to be delivered by TVA to MLGW over a period of 180 months.  TVA accounted for the prepayment as unearned revenue and reported the obligation to deliver power under this arrangement as Energy prepayment obligations.  The arrangement ceased in 2019. Revenue was recognized in each year of the arrangement as electricity was delivered to MLGW based on the ratio of units of kilowatt hours delivered to total units of kilowatt hours under contract.  As of September 30, 2019, $1.5 billion had been recognized as non-cash revenue on a cumulative basis during the life of the agreement, $10 million and $100 million of which was recognized as non-cash revenue during 2019 and 2018, respectively.

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

    In addition to excess workers' compensation insurance, TVA purchases the following types of insurance:
•Nuclear liability insurance; nuclear property, decommissioning, and decontamination insurance; and nuclear accidental outage insurance. See Note 22 — Commitments and Contingencies — Nuclear Insurance.

•Excess liability insurance for aviation, auto, marine, and general liability exposures.

•Property insurance for certain conventional (non-nuclear) assets.

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
Effect on the Financial Statements or Other Significant Matters
TVA elected the modified retrospective method of adoption effective October 1, 2019. Under the modified retrospective method of adoption, prior year reported results are not restated.

TVA recorded $205 million and $210 million of lease assets and lease liabilities, respectively, for operating leases in effect at the adoption date. The accounting for finance leases remained substantially unchanged. Adoption of the standard did not materially impact results of operations or cash flows.

TVA has elected to apply the following practical expedients:

	Practical Expedient	Description
	Package of transition practical expedients (for leases commenced prior to adoption date; expedients must be adopted as a package)	Do not need to (1) reassess whether any expired or existing contracts are leases or contain leases, (2) reassess the lease classification for any expired or existing leases, or (3) reassess initial direct costs for any existing leases.
	Short-term lease expedient (elect by class of underlying asset)	Elect as an accounting policy to not apply the recognition requirements to short-term leases by asset class.
	Existing and expired land easements not previously accounted for as leases	Elect to not evaluate existing or expired easements under the new guidance and carry forward current accounting treatment.
	Comparative reporting requirements for initial adoption	Elect to (1) apply transition requirements at adoption date, (2) recognize cumulative effect adjustment to retained earnings in period of adoption, and (3) not apply the new requirements to comparative periods, including disclosures.

Derivatives and Hedging - Improvements to Accounting for Hedging Activities
Description	This guidance better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.
Effective Date for TVA	October 1, 2019
Effect on the Financial Statements or Other Significant Matters	TVA has adopted the standard on a prospective basis. The adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows. TVA only uses hedge accounting under its foreign currency swap arrangements, and the adoption of this standard had no impact on those arrangements.

Customer's Accounting for Implementation Costs in a Cloud Arrangement That Is a Service Contract
Description	This guidance relates to the accounting for a customer's implementation costs in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing those implementation costs with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The amendments also provide requirements for the classification of the capitalized costs and related expense and cash flows in the financial statements, the application of impairment guidance to the capitalized costs, and the application of abandonment guidance to the capitalized costs. Entities are required to apply the amendments either retrospectively or prospectively to all implementation costs incurred after the adoption date.
Effective Date for TVA	October 1, 2019
Effect on the Financial Statements or Other Significant Matters	TVA has adopted the standard on a prospective basis. Adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows. TVA records qualified implementation costs in a cloud arrangement that is a service contract as a prepaid asset and amortizes the prepaid asset to Operating and maintenance expense based on the term of the contract.

    The following accounting standards have been issued but as of September 30, 2020, were not effective and had not been adopted by TVA:

Financial Instruments - Credit Losses
Description	This guidance eliminates the probable initial recognition threshold in current GAAP and, instead, requires an allowance to be recorded for all expected credit losses for certain financial assets that are not measured at fair value. The allowance for credit losses is based on historical information, current conditions, and reasonable and supportable forecasts. The new standard also makes revisions to the other than temporary impairment model for available-for-sale debt securities. Disclosures of credit quality indicators in relation to the amortized cost of financing receivables are further disaggregated by year of origination.
Effective Date for TVA	The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2020.
Effect on the Financial Statements or Other Significant Matters	TVA adopted this standard using the modified retrospective method through a cumulative-effect adjustment to retained earnings on October 1, 2020. TVA will recognize an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. This standard will primarily impact TVA's long-term loans receivable. Adoption of this standard is not expected to have a material impact on TVA's financial condition, results of operations, or cash flows.

Fair Value Measurement Disclosure
Description	The guidance changes certain disclosure requirements for fair value measurements. It removes certain disclosure requirements, such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of the transfers between levels; and the valuation processes for Level 3 fair value measurements. Some disclosure requirements are added, such as the change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.
Effective Date for TVA	The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2020.
Effect on the Financial Statements or Other Significant Matters	TVA does not expect the adoption of this standard to have a material impact on TVA's financial condition, results of operations, or cash flows.

Reference Rate Reform
Description	The guidance provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rates.
Effective Date for TVA	The new standard is effective for adoption at any time between March 12, 2020, and December 31, 2022. TVA currently plans to adopt the standard by December 31, 2022.
Effect on the Financial Statements or Other Significant Matters	TVA continues to review this standard and evaluate the impact of using an alternative reference rate instead of LIBOR in its interest rate swap contracts. TVA expects the adoption of the standard will simplify the accounting for any modifications to its interest rate swap contracts.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net At September 30
	2020	2019
Power receivables	$1,401	$1,624
Other receivables	128	115
Accounts receivable, net(1)	$1,529	$1,739
Note
(1) Allowance for uncollectible accounts was less than $1 million at September 30, 2020 and 2019, and therefore is not represented in the table above.
In response to the COVID-19 pandemic, the TVA Board approved the Public Power Support and Stabilization program in March 2020, which includes alternative wholesale payment arrangements for LPCs. Through this program, TVA is offering up to $1.0 billion of credit support to LPCs that demonstrate the need for temporary financial relief, through the deferral of a portion of LPCs' wholesale power payments owed to TVA. The program requires LPCs to apply for the deferral, which is subject to approval by TVA. If approved, TVA will establish and approve a repayment schedule with the LPC by December 31, 2020, with a repayment term not to exceed two years. The program is available through CY 2020, and as of November 16, 2020, $1 million of credit support has been approved under the program.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net At September 30
	2020	2019
Materials and supplies inventory	$770	$742
Fuel inventory	253	294
RECs inventory, net	15	16
Allowance for inventory obsolescence	(35)	(53)
Inventories, net	$1,003	$999

5. Net Completed Plant

Net completed plant consisted of the following:

Net Completed Plant At September 30
	2020			2019
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Coal-fired(1)(2)	$18,613	$13,944	$4,669	$17,400	$12,538	$4,862
Gas and oil-fired	6,010	1,696	4,314	6,054	1,562	4,492
Nuclear	25,741	12,141	13,600	25,543	11,656	13,887
Transmission	8,283	3,140	5,143	7,932	3,083	4,849
Hydroelectric	3,410	1,090	2,320	3,163	1,051	2,112
Other electrical plant	1,981	1,146	835	1,920	1,110	810
Intangible software	3	2	1	3	1	2
Multipurpose dams	900	381	519	900	373	527
Other stewardship	29	10	19	29	10	19
Total	$64,970	$33,550	$31,420	$62,944	$31,384	$31,560
Notes
(1) TVA recognized accelerated depreciation as a result of the decision to idle or retire certain units. See Note 6 — Plant Closures.
(2) In 2020, TVA recorded approximately $1.1 billion in upward revisions to asset retirement costs for coal-fired assets. See Note 12 — Asset Retirement Obligations.

6. Plant Closures

Background

TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. Based on results of assessments presented to the TVA Board in 2019, the retirement of Paradise Fossil Plant ("Paradise") Unit 3 by December 2020 and Bull Run Fossil Plant ("Bull Run") by December 2023 was approved. Subsequent to the TVA Board approval, TVA determined that Paradise would not be restarted after January 2020 due to the plant's material condition. Paradise Unit 3 was taken offline on February 1, 2020, effectively retiring the plant.

Financial Impact

As a result of TVA's decision to accelerate the retirements of Paradise and Bull Run, certain construction projects at these locations were identified as probable of abandonment or were no longer expected to be in service for greater than one year prior to the plants' retirement dates. The write-off of these projects resulted in $11 million and $151 million of Operating and maintenance expense during the years ended September 30, 2020 and 2019, respectively. TVA also recognized losses of $2 million and $19 million in Operating and maintenance expense related to additional materials and supplies inventory reserves and write-offs identified at Paradise during the years ended September 30, 2020 and 2019, respectively.

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Paradise and Bull Run, TVA recognized an additional $387 million and $566 million of accelerated depreciation for the years ended September 30, 2020 and 2019, respectively.

7. Leases

    As described in Note 2 — Impact of New Accounting Standards and Interpretations, TVA elected the modified retrospective method of adoption for the new lease accounting standard effective October 1, 2019. Under the modified retrospective method of adoption, prior year reported results are not restated.

    TVA recorded $205 million and $210 million of lease assets and lease liabilities, respectively, for operating leases in effect at the adoption date. The accounting for finance leases remained substantially unchanged. Adoption of the standard did not materially impact results of operations or cash flows.

    The following table provides additional information regarding the presentation of leases on the Consolidated Balance Sheets at September 30, 2020:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30, 2020
Assets
Operating	Operating lease assets, net of amortization	$232
Finance	Finance leases	516
Total lease assets		$748

Liabilities
Current
Operating	Accounts payable and accrued liabilities	$63
Finance	Accounts payable and accrued liabilities	41
Non-current
Operating	Other long-term liabilities	171
Finance	Finance lease liabilities	525
Total lease liabilities		$800

    TVA's leases consist primarily of railcars, equipment, real estate/land, power generating facilities, and gas pipelines. TVA's leases have various terms and expiration dates remaining from less than one year to 26 years. The components of lease costs for the year September 30, 2020, were as follows:

Lease Costs
For the year ended September 30, 2020
Operating lease costs(1)	$84
Variable lease costs(1)	75
Short-term lease costs(1)	7
Finance lease costs
Amortization of lease assets(2)	15
Interest on lease liabilities(3)(4)	33
Total finance lease costs	48
Total lease costs	$214
Notes
(1) Costs are included in Operating and maintenance expense, Fuel expense, Purchased power expense, and Tax equivalents expense on the Consolidated Statements of Operations. TVA's rental expense for operating leases was approximately $97 million and $92 million for the years ended September 30, 2019 and 2018, respectively.
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

The following table contains additional information with respect to cash and non-cash activities related to leases:

Amounts Recognized on TVA's Consolidated Statements of Cash Flows For the Year Ended September 30, 2020
Operating cash flows for operating leases	$85
Operating cash flows for finance leases	33
Financing cash flows for finance leases	15

Lease assets obtained in exchange for lease obligations (non-cash)
Operating leases(1)	$110
Finance leases	394
Note
(1) Amount excludes operating lease assets recorded as a result of the adoption of the new lease standard.

TVA has certain finance leases under PPAs under which the present value of the minimum lease payments exceeds the fair value of the related lease asset at the date of measurement.  This resulted in an interest rate that was higher than TVA's incremental borrowing rate. At September 30, 2020, the weighted average remaining lease term in years and the weighted average discount rate for TVA's operating and financing leases were as follows:

Weighted Averages At September 30, 2020
Weighted average remaining lease terms
Operating leases	5 years
Finance leases	12 years

Weighted average discount rate(1)
Operating leases	1.6%
Finance leases	21.8%
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

    The following table presents maturities of lease liabilities and a reconciliation of the undiscounted cash flows to lease liabilities at September 30, 2020:

Future Minimum Lease Payments Minimum Payments Due at September 30, 2020
Operating leases
2021	$66
2022	51
2023	39
2024	37
2025	34
Thereafter	16
Minimum annual payments	243
Less: present value discount	(9)
Operating present value of net minimum lease payments	$234

Finance leases
2021	$92
2022	93
2023	92
2024	87
2025	86
Thereafter	592
Minimum annual payments	1,042
Less: amount representing interest	(476)
Finance present value of net minimum lease payments	$566

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

    TVA entered into a PPA with a renewable resource provider for solar generation and rights to charge and discharge a battery energy storage system. The system is considered a lease component in this agreement. This lease has a term of 20 years, and is expected to commence on October 1, 2022. Payments made over the term of this lease are expected to total approximately $89 million.

8.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets At September 30
	2020	2019(1)
Loans and other long-term receivables, net	$100	$125
EnergyRight® receivables	69	81
Prepaid long-term service agreements	42	22
Commodity contract derivative assets	23	—
Restricted cash and cash equivalents	21	23
Prepaid capacity payments	11	19
Other	59	55
Total other long-term assets	$325	$325
Note
(1) At September 30, 2019, $22 million previously classified as Other (a component of Other long-term assets) has been reclassified to Prepaid long-term service agreements (a component of Other long-term assets) to conform with current year presentation.

    EnergyRight® Receivables. In association with the EnergyRight® program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2020 and 2019, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $18 million and $20 million, respectively. See Note 11 — Other Long-Term Liabilities for information regarding the associated financing obligation.

In response to the COVID-19 pandemic, customers experiencing financial hardship can request a deferral of EnergyRight® loan payments for a period of up to six months. This deferral option began April 20, 2020, and is available through October 31, 2020. Deferred loans will not accrue interest during the deferral months. These deferred loans have resulted in a less than $1 million impact to TVA.

Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on
TVA's Consolidated Balance Sheets. At September 30, 2020 and 2019, prepayments of $3 million and $5 million, respectively, were recorded in Other current assets.

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

Regulatory Assets and Liabilities At September 30
	2020	2019(1)
Current regulatory assets
Unrealized losses on interest rate derivatives	$114	$89
Unrealized losses on commodity derivatives	4	39
Fuel cost adjustment receivable	12	28
Total current regulatory assets	130	156

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,193	4,756
Non-nuclear decommissioning costs	2,512	1,741
Unrealized losses on interest rate derivatives	1,506	1,241
Nuclear decommissioning costs	896	868
Unrealized losses on commodity derivatives	—	15
Other non-current regulatory assets	138	142
Total non-current regulatory assets	10,245	8,763
Total regulatory assets	$10,375	$8,919

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$115	$138
Unrealized gains on commodity derivatives	26	12
Total current regulatory liabilities	141	150

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	23	—
Total non-current regulatory liabilities	23	—
Total regulatory liabilities	$164	$150
Note
(1) At September 30, 2019, $12 million previously classified as Environmental agreements (a component of Regulatory assets) has been reclassified to Other non-current regulatory assets (a component of Regulatory assets) to conform with current year presentation.

    In 2017, the TVA Board authorized management to accelerate amortization of certain regulatory assets to the extent actual net income in 2018 exceeded the budgeted amount, up to the aggregate amount of those certain regulatory assets. Assets included in this TVA Board action include: deferred nuclear generating units, environmental cleanup costs related to the Kingston ash spill, and nuclear training costs related to the refurbishing and restarting of Browns Ferry Nuclear Plant ("Browns Ferry") Unit 1 and the construction of Watts Bar Nuclear Plant ("Watts Bar") Unit 2. TVA recorded $857 million of accelerated amortization of the Deferred nuclear generating units and Nuclear training costs regulatory assets in 2018. The TVA Board authorized TVA to use the amount included in the 2019 rate action for these two regulatory assets, to the extent needed, to accelerate amortization of the Environmental cleanup costs - Kingston ash spill regulatory asset in 2019. TVA recorded $266 million of accelerated recovery for the Kingston ash spill regulatory asset in 2019. No accelerated amortization was recorded in 2020.

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

Non-Nuclear Decommissioning Costs.  Non-nuclear decommissioning costs include: (1) certain deferred charges related to the future closure and decommissioning of TVA's non-nuclear long-lived assets, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's ART, and (4) certain other deferred charges under the accounting rules for AROs.  TVA has established the ART to more effectively segregate, manage, and invest funds to help meet future non-nuclear AROs.  The funds from the ART may be used, among other things, to pay the costs related to the future closure and retirement of non-nuclear long-lived assets under various legal requirements.  These future costs can be funded through a combination of investment funds already set aside in the ART, future earnings on those investment funds, and future cash contributions to the ART and future earnings thereon.  For 2020, TVA recovered in rates a portion of its estimated current year non-nuclear decommissioning costs and contributions to the ART. Deferred charges will be recovered in rates based on an analysis of the expected expenditures, contributions, and investment earnings required to recover the decommissioning costs. There is not a specified recovery period; therefore, the regulatory asset is classified as long-term consistent with the ART investments and ARO liability.

Unrealized Losses on Interest Rate Derivatives.  TVA uses regulatory accounting treatment to defer the unrealized gains and losses on certain interest rate derivative contracts. When amounts in these contracts are realized, the resulting gains or losses are included in the ratemaking formula.  The unrealized losses on these interest rate derivatives are recorded on TVA's Consolidated Balance Sheets as current and non-current regulatory assets, and the related realized gains or losses, if any, are recorded on TVA's Consolidated Statements of Operations when the contracts settle. A portion of certain unrealized gains and losses will be amortized into earnings over the remaining lives of the contracts. Gains and losses on interest rate derivatives that are expected to be realized within the next year are included as a current regulatory asset or liability on TVA's Consolidated Balance Sheet.

Due to changing interest rates in the financial markets associated with the COVID-19 pandemic, TVA has experienced unrealized losses related to its derivative instruments for the year ended September 30, 2020. TVA does not recognize unrealized gains and losses from the investment portfolios and derivative instruments within earnings but rather defers all such gains and losses within a regulatory liability or asset in accordance with its accounting policy. See Note 15 — Risk Management Activities and Derivative Transactions and Note 16 — Fair Value Measurements.

Nuclear Decommissioning Costs.  Nuclear decommissioning costs include: (1) certain deferred charges related to the future closure and decommissioning of TVA's nuclear generating units under the Nuclear Regulatory Commission ("NRC") requirements, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's NDT, and (4) certain other deferred charges under the accounting rules for AROs.  These future costs can be funded through a combination of investment funds set aside in the NDT and ART, future earnings on the investment funds, and future earnings thereon. Deferred charges will be recovered in rates based on the analysis of expected expenditures, contributions, and investment earnings required to recover the decommissioning costs.  See Note 1 — Summary of Significant Accounting Policies — Investment Funds.  There is not a specified recovery period; therefore, the regulatory asset is classified as long-term consistent with the NDT investments and ARO liability.

Unrealized Gains (Losses) on Commodity Derivatives.  Unrealized gains (losses) on natural gas purchase contracts, included as part of unrealized gains (losses) on commodity derivatives, relate to the mark-to-market ("MtM") valuation of natural gas purchase contracts.  During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts because these contracts no longer meet the criteria of net settlement. As a result, the associated net regulatory assets have been derecognized. The natural gas purchase contracts qualify as derivative contracts but do not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of these derivative contracts as a regulatory liability or asset.  This treatment reflects TVA's ability and intent to recover the cost of these commodity contracts on a settlement basis for ratemaking purposes through the fuel cost adjustment. TVA recognizes the actual cost of fuel received under these contracts in fuel expense at the time the fuel is used to generate electricity.  These contracts expire at various times through 2024.  Unrealized gains and losses on contracts with a maturity of less than one year are included as a current regulatory asset or liability on TVA's Consolidated Balance Sheets.  See Note 15 — Risk Management Activities and Derivative Transactions.

Fuel Cost Adjustment Receivable.  The fuel cost adjustment provides a mechanism to alter rates monthly to reflect changing fuel and purchased power costs. There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in fuel rates.  Balances in the fuel cost adjustment regulatory accounts represent over-collected or under-collected revenues that offset fuel and purchased power costs, and the fuel rate is designed to recover or refund the balance in less than one year.

Other Non-Current Regulatory Assets. Other non-current regulatory assets consist of the following:

    Deferred Capital Leases and Other Financing Obligations. For certain leases that were determined prior to TVA's adoption of the new lease accounting standard effective October 1, 2019, TVA recognized the initial capital lease liability and asset at inception. However, the annual expense recognized in rates is equal to the annual lease payments, which differs from GAAP treatment. This practice results in TVA's asset balances being higher than they otherwise would have been under GAAP, with the difference representing a regulatory asset related to each capital lease. These costs will be amortized over the respective lease as lease payments are made. As the costs associated with this regulatory asset are not currently being considered in rates and the asset is expected to increase over the next year, the regulatory asset has been classified as long-term.

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

John Sevier VIEs

In 2012, TVA entered into a $1.0 billion construction management agreement and lease financing arrangement with John Sevier Combined Cycle Generation LLC ("JSCCG") for the completion and lease by TVA of the John Sevier Combined Cycle Facility ("John Sevier CCF"). JSCCG is a special single-purpose limited liability company formed in January 2012 to finance the John Sevier CCF through a $900 million secured note issuance (the "JSCCG notes") and the issuance of $100 million of membership interests subject to mandatory redemption.  The membership interests were purchased by John Sevier Holdco LLC ("Holdco").  Holdco is a special single-purpose entity, also formed in January 2012, established to acquire and hold the membership interests in JSCCG.  A non-controlling interest in Holdco is held by a third-party through nominal membership interests, to which none of the income, expenses, and cash flows are allocated.

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

Southaven VIE

        In 2013, TVA entered into a $400 million lease financing arrangement with Southaven Combined Cycle Generation LLC ("SCCG") for the lease by TVA of the Southaven Combined Cycle Facility ("Southaven CCF"). SCCG is a special single-purpose limited liability company formed in June 2013 to finance the Southaven CCF through a $360 million secured notes issuance (the "SCCG notes") and the issuance of $40 million of membership interests subject to mandatory redemption. The membership interests were purchased by Southaven Holdco LLC ("SHLLC"). SHLLC is a special single-purpose entity, also formed in June 2013, established to acquire and hold the membership interests in SCCG. A non-controlling interest in SHLLC is held by a third-party through nominal membership interests, to which none of the income, expenses, and cash flows of SHLLC are allocated.

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

Impact on Consolidated Financial Statements

    The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of September 30, 2020 and 2019, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets At September 30
	2020	2019
Current liabilities
Accrued interest	$10	$11
Accounts payable and accrued liabilities	3	3
Current maturities of long-term debt of variable interest entities	41	39
Total current liabilities	54	53
Other liabilities
Other long-term liabilities	23	25
Long-term debt, net
Long-term debt of variable interest entities, net	1,048	1,089
Total liabilities	$1,125	$1,167

Interest expense of $54 million, $56 million, and $58 million related to debt of VIEs and membership interests of variable interest entity subject to mandatory redemption is included in the Consolidated Statements of Operations for the years ended September 30, 2020, 2019, and 2018, respectively.

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

Other Long-Term Liabilities(1) At September 30
	2020	2019
Interest rate swap liabilities	$1,927	$1,676
Operating lease liabilities	171	—
Currency swap liabilities	123	193
EnergyRight® financing obligation	78	90
Paradise pipeline financing obligation	—	80
Accrued long-term service agreements	56	66
Other	193	203
Total other long-term liabilities	$2,548	$2,308
Note
(1) Due to the implementation of the new lease accounting standard effective October 1, 2019, TVA reclassified $182 million of finance leases from Other long-term liabilities to Finance lease liabilities in the Consolidated Balance Sheet for the year ending September 30, 2019.
Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets. As of September 30, 2020 and 2019, the carrying amount of the interest rate swap liabilities reported in Accounts payable and accrued liabilities and Accrued interest was approximately $114 million and $88 million, respectively. See Note 15 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities. As of September 30, 2020, Interest rate swap liabilities increased $277 million as compared to September 30, 2019, primarily due to a decrease in interest rates resulting in higher mark-to-market values on future expected net cash flows.

    EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. As of September 30, 2020 and 2019, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $19 million and $23 million, respectively. See Note 8 — Other Long-Term Assets for information regarding the associated loans receivable.

In response to the COVID-19 pandemic, customers experiencing financial hardship can request a deferral of EnergyRight® loan payments for a period of up to six months. This deferral option began April 20, 2020, and is available through October 31, 2020. Deferred loans will not accrue interest during the deferral months. These deferred loans have resulted in a less than $1 million impact to TVA.

    Paradise Pipeline Financing Obligation. TVA reserves firm pipeline capacity on an approximately 19-mile pipeline owned by Texas Gas, which serves TVA's Paradise Combined Cycle Facility. TVA had been accounting for the contract covering this arrangement as a financing transaction due to failed sale-leaseback treatment. The contract was revised during the fourth quarter of 2020 and is no longer deemed to contain a lease component. Accordingly, amounts related to the pipeline asset and financing obligation recorded in connection with this transaction were derecognized as of September 30, 2020. The current and long-term portions of less than $1 million and $80 million, respectively, of the financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheet at September 30, 2019.

    Accrued Long-Term Service Agreement. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on
TVA's Consolidated Balance Sheets. As of September 30, 2020 and 2019, related liabilities of $15 million and $12 million, respectively, were recorded in Accounts payable and accrued liabilities.

12.  Asset Retirement Obligations

    During the year ended September 30, 2020, TVA's total ARO liability increased $1.2 billion.

    To estimate its decommissioning obligation related to its nuclear generating stations, TVA uses a probability-weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple outcome scenarios that include significant estimations and assumptions. Those assumptions include (1) estimates of the cost of decommissioning; (2) the method of decommissioning and the timing of the related cash flows; (3) the license period of the nuclear plant, considering the probability of license extensions; (4) cost escalation factors; and (5) the credit adjusted risk free rate to measure the obligation at the present value of the future estimated costs. TVA has ascribed probabilities to two different decommissioning methods related to its nuclear decommissioning obligation estimate: the DECON method and the SAFSTOR method. The DECON method requires radioactive contamination to be removed from a site and safely disposed of or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation. The SAFSTOR method allows nuclear facilities to be placed and maintained in a condition that allows the facilities to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use.

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

During 2020, the revisions in non-nuclear estimates increased $1.1 billion for the year ended September 30, 2020. In November 2019, the Tennessee Department of Environment and Conservation ("TDEC") released amendments to its regulations which govern solid waste disposal facilities, including TVA's active CCR facilities covered by a solid waste disposal permit and those which closed pursuant to a TDEC approved closure plan. Such facilities are generally subject to a 30-year post-closure care period during which the owner or operator must undertake certain activities, including monitoring and maintaining the facility. The amendments, among other things, add an additional 50-year period after the end of the post-closure care period, require TVA to submit recommendations as to what activities must be performed during this 50-year period to protect human health and the environment, and require TVA to submit revised closure plans every 10 years. This regulatory revision resulted in an increase of $129 million, of which $38 million was related to operating CCR facilities and $91 million was related to inactive or closed CCR facilities. In June 2020, based on recent project cost data and estimates, TVA revised its AROs for closure-by-removal of certain CCR facilities at Allen Fossil Plant, resulting in an increase to AROs of $273 million. In September 2020, TVA completed an engineering review of its cost estimates to close the ash pond complex at Gallatin Fossil Plant, resulting in an increase of $173 million due to expected cost increases for excavation, disposal, and other activities required in a closure-by-removal project. Also in September 2020, TVA completed a study of its plant decommissioning obligations and CCR post-closure care and monitoring obligations. TVA increased its plant decommissioning obligations by $19 million, primarily due to asbestos and hazardous material abatement costs. TVA increased its CCR post-closure care and monitoring AROs primarily as a result of expected cost increases to monitor groundwater and maintain CCR areas after closure as well as increases in expected acreage to maintain after closure, totaling $460 million.

    During 2019, the revisions in non-nuclear estimates increased $50 million for the year ended September 30, 2019. As a result of recent experience in completing settlements at certain facilities, costs for asbestos abatement activities across TVA's fossil fleet increased $114 million. TVA changed the preferred closure method for Allen West Impoundment from closure-in-place to closure-by-removal, which resulted in a cost increase of $33 million. Partially offsetting these increases was a $57 million decrease in costs for Paradise closure projects, and a $44 million decrease in costs for the Allen East Impoundment closure project. Additionally, as a result of the decision in TVA's favor by the Sixth Circuit in the lawsuit brought by TSRA and TCWN, as well as the June 2019 consent order filed in the case brought by TDEC, Gallatin discounted cash flows related to CCR closure and post-closure costs of $672 million have been recorded as Asset retirement obligations. The obligation is based upon the assumptions outlined in the consent order, including a new lined facility will be permitted and constructed on the Gallatin site and existing CCR materials in the existing wet ash disposal impoundments at Gallatin will be moved to this new facility over a 20-year period.

    Additionally, during the years ended September 30, 2020 and 2019, both the nuclear and non-nuclear liabilities were increased by periodic accretion, partially offset by settlement projects that were conducted during these periods. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets. During 2020, 2019, and 2018, $169 million, $144 million, and $144 million, respectively, of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 9 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 16 — Fair Value Measurements — Investment Funds and Note 22 — Commitments and Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2018	$2,989	$1,790	$4,779
Settlements	(7)	(82)	(89)
Revisions in estimate	—	50	50
Additional obligations	18	—	18
Gallatin CCR	—	672	672
Accretion (recorded as regulatory asset)	136	50	186
Balance at September 30, 2019	3,136	2,480	5,616	(1)
Settlements	(1)	(113)	(114)
Revisions in estimate	—	1,077	1,077
Accretion (recorded as regulatory asset)	143	63	206
Balance at September 30, 2020	$3,278	$3,507	$6,785	(1)
Note
(1) Includes $345 million and $163 million at September 30, 2020 and 2019, respectively, in Current liabilities.

13.  Debt and Other Obligations

General

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion at any time.  At September 30, 2020, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities between one and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes are both issued pursuant to Section 15d of the TVA Act and pursuant to the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the "Basic Resolution").  Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds.

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

TVA considers its scheduled rent payments under its leaseback transactions, as well as its scheduled payments under its lease financing arrangements involving John Sevier CCF and Southaven CCF, as costs of operating, maintaining, and administering its power properties. Costs of operating, maintaining, and administering TVA's power properties have priority over TVA's payments on the Bonds.  Once net power proceeds have been applied to payments on power bonds and discount notes as well as any other Bonds that TVA may issue in the future that rank on parity with or subordinate to power bonds and discount notes, Section 2.3 of the Basic Resolution provides that the remaining net power proceeds shall be used only for (1) minimum payments into the U.S. Treasury required by the TVA Act as repayment of, and as a return on, the Power Program Appropriation Investment; (2) investment in power system assets; (3) additional reductions of TVA's capital obligations; and (4) other lawful purposes related to TVA's power business.

The TVA Act and the Basic Resolution each contain two bond tests: the rate test and the bondholder protection test.  Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for, among other things, debt service on outstanding Bonds.  As of September 30, 2020, TVA was in compliance with the rate test. See Note 1 — Summary of Significant Accounting Policies — General.  Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of (1) the depreciation accruals and other charges representing the amortization of capital expenditures and (2) the net proceeds from any disposition of power facilities for either the reduction of its capital obligations (including Bonds and the Power Program Appropriation Investment) or investment in power assets. TVA met the bondholder protection test for the five-year period ended September 30, 2020, and must next meet the bondholder protection test for the five-year period ending September 30, 2025.

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

Secured debt of VIEs, including current maturities, outstanding at both September 30, 2020 and 2019 totaled $1.1 billion.

Secured Notes

    On July 20, 2016, TVA acquired two entities, in a business combination, designed to administer rent payments TVA makes under certain of its lease/leaseback arrangements. On September 27, 2000, the entities issued secured notes totaling $255 million that had an interest rate of 7.299 percent and required amortizing semi-annual payments on each March 15 and September 15 with a maturity date of March 15, 2019. In 2016, TVA assumed these secured notes in the acquisition at a fair value of $78 million. The secured notes of the entities were paid in full in 2019.

    On September 20, 2017, TVA acquired two entities, in an asset acquisition, designed to administer rent payments TVA makes under certain of its lease/leaseback arrangements. On November 14, 2001, the entities issued secured notes totaling $272 million that had an interest rate of 5.572 percent and required amortizing semi-annual payments on each May 1 and November 1 with a maturity date of May 1, 2020. In 2017, TVA assumed these secured notes in the acquisition at a fair value of $74 million. The secured notes of the entities, including current maturities, outstanding at September 30, 2019, totaled approximately $23 million, and are included in Notes payable on TVA's Consolidated Balance Sheet. The secured notes of the entities were paid in full in 2020.

Short-Term Debt

    The following table provides information regarding TVA's short-term borrowings:

Short-term Borrowings At September 30
	2020	2019	2018
Gross amount outstanding - discount notes	$57	$922	$1,217

Weighted average interest rate - discount notes	0.06%	2.15%	2.05%

Put and Call Options

At September 30, 2019, bond issues of $357 million held by the public were redeemable in whole or in part, at TVA's option, on call dates through 2020 and at call prices of 100 percent of the principal amount. Nine of these bond issues totaling $217 million, with maturity dates ranging from 2025 to 2043, included a "survivor's option," which allowed for right of redemption upon the death of a beneficial owner in certain specified circumstances. These bonds were classified as long-term at September 30, 2019. TVA subsequently announced in October 2019 that $217 million of callable bonds were redeemed at par on November 15, 2019.

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

The coupon rate for the 1998 Series D PARRS, which mature in June 2028, has been reset eight times, from an initial rate of 6.750 percent to the current rate of 2.134 percent.  In connection with these resets, $318 million of the Bonds have been redeemed; therefore, $256 million of the Bonds were outstanding at September 30, 2020.  The coupon rate for the 1999 Series A PARRS, which mature in May 2029, has been reset seven times, from an initial rate of 6.50 percent to the current rate of 2.216 percent.  In connection with these resets, $316 million of the Bonds have been redeemed; therefore, $208 million of the Bonds were outstanding at September 30, 2020.

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

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the years ended September 30, 2020 and 2019.

Debt Securities Activity For the years ended September 30
	2020	2019
Issues
2020 Series A(1)	$1,000	$—
Discount on debt issues	(3)	—
Total	$997	$—

Redemptions/Maturities(2)
electronotes®	$219	$5
2013 Series A		1,000
2009 Series B	28	30
2018 Series A	1,000	—
1999 Series A PARRS (TVE)	23	—
1998 Series D PARRS (TVC)	17	—
1995 Series B	140	—
Total redemptions/maturities of power bonds	1,427	1,035
Notes payable	23	46
Variable interest entities	39	38
Total	$1,489	$1,119
Notes
(1) The 2020 Series A Bonds were issued at 99.7 percent of par.
(2) All redemptions were at 100 percent of par.

Debt Outstanding

    Total debt outstanding at September 30, 2020 and 2019, consisted of the following:

Short-Term Debt At September 30
CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2020		2019
Short-term debt, net of discounts				$57		$922
Current maturities of long-term debt of VIEs issued at par				41		39
Current maturities of notes payable				—		23
Current maturities of power bonds issued at par
880591EF5	12/15/2019		3.770%	—		1
880591EF5	6/15/2020		3.770%	—		27
880591EF5	12/15/2020		3.770%	1		—
880591EF5	6/15/2021		3.770%	28		—
88059TEL1	11/15/2019		2.650%	—		1
88059TEL1	5/15/2020		2.650%	—		1
880591EV0	3/15/2020		2.250%	—		1,000
880591EL2	2/15/2021		3.875%	1,500		—
880591DC3	6/7/2021		5.805%	258	(1)	—
Total current maturities of power bonds issued at par				1,787		1,030
Total current debt outstanding, net				$1,885		$2,014
Note
(1) Includes net exchange gain from currency transactions of $73 million at September 30, 2020.

Long-Term Debt At September 30
CUSIP or Other Identifier	Maturity	Coupon Rate		Effective Call Date	2020 Par		2019 Par		Stock Exchange Listings
electronotes®(2)	5/15/2020 - 2/15/2043	2.375% - 3.625%		2/15/2015 - 2/15/2018 (5)	$—		$217		None
880591EL2	2/15/2021	3.875%			—		1,500		New York
880591DC3	6/7/2021	5.805%	(3)		—		246	(1)	New York, Luxembourg
880591EN8	8/15/2022	1.875%			1,000		1,000		New York
880591ER9	9/15/2024	2.875%			1,000		1,000		New York
880591EW8	5/15/2025	0.750%			1,000		—		New York
880591CJ9	11/1/2025	6.750%			1,350		1,350		New York, Hong Kong, Luxembourg, Singapore
880591EU2	2/1/2027	2.875%			1,000		1,000		New York
880591300(4)	6/1/2028	2.134%			256		273		New York
880591409(4)	5/1/2029	2.216%			208		232		New York
880591DM1	5/1/2030	7.125%			1,000		1,000		New York, Luxembourg
880591DP4	6/7/2032	6.587%	(3)		323	(1)	307	(1)	New York, Luxembourg
880591DV1	7/15/2033	4.700%			472		472		New York, Luxembourg
880591EF5	6/15/2034	3.770%			218		246		None
880591DX7	6/15/2035	4.650%			436		436		New York
880591CK6	4/1/2036	5.980%			121		121		New York
880591CS9	4/1/2036	5.880%			1,500		1,500		New York
880591CP5	1/15/2038	6.150%			1,000		1,000		New York
880591ED0	6/15/2038	5.500%			500		500		New York
880591EH1	9/15/2039	5.250%			2,000		2,000		New York
880591EP3	12/15/2042	3.500%			1,000		1,000		New York
880591DU3	6/7/2043	4.962%	(3)		194	(1)	185	(1)	New York, Luxembourg
880591CF7	7/15/2045	6.235%		7/15/2020	—		140		New York
880591EB4	1/15/2048	4.875%			500		500		New York, Luxembourg
880591DZ2	4/1/2056	5.375%			1,000		1,000		New York
880591EJ7	9/15/2060	4.625%			1,000		1,000		New York
880591ES7	9/15/2065	4.250%			1,000		1,000		New York
Subtotal					18,078		19,225
Unamortized discounts, premiums, issue costs, and other					(122)		(131)
Total long-term outstanding power bonds, net					17,956		19,094
Long-term debt of VIEs, net					1,048		1,089
Total long-term debt, net					$19,004		$20,183
Notes
(1)  Includes net exchange gain from currency transactions of $80 million and $191 million at September 30, 2020 and 2019, respectively.
(2)  Includes one electronotes® issue with partial maturities of principal for each required annual payment.
(3)  The coupon rate represents TVA's effective interest rate.
(4)  TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions.  See Put and Call Options above.
(5)  The bonds were callable on or after the dates shown.

Maturities Due in the Year Ending September 30
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term power bonds, long-term debt of VIEs, and notes payable including current maturities(1)	$1,901	$1,071	$69	$1,058	$1,059	$15,957	$21,115
Short-term debt, net of discounts	57	—	—	—	—	—	57
Note
(1) Long-term power bonds does not include non-cash items of foreign currency exchange gain of $153 million, unamortized debt issue costs of $45 million, and net discount on sale of Bonds of $77 million. Long-term debt of VIE does not include non-cash item of unamortized debt issue costs of $8 million.

Credit Facility Agreements

TVA has funding available under four long-term revolving credit facilities totaling $2.7 billion: a $150 million credit facility that matures on December 11, 2021, a $1.0 billion credit facility that matures on June 13, 2023, a $1.0 billion credit facility that matures on September 28, 2023, and a $500 million credit facility that matures on February 1, 2025. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At September 30, 2020 and 2019, there were $1.5 billion and $1.3 billion, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. See Note 15 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At September 30, 2020
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
December 2021	$150	$38	$—	$112
June 2023	1,000	432	—	568
September 2023	1,000	487	—	513
February 2025	500	500	—	—
Total	$2,650	$1,457	$—	$1,193

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2021 with a maturity date of September 30, 2021. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at September 30, 2020. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

Lease/Leasebacks

    TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking CTs as well as certain qualified technological equipment and software ("QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. On September 30, 2020 and 2019, the outstanding leaseback obligations related to the remaining CTs and QTE were $223 million and $263 million, respectively. In March 2019, TVA made final rent payments under lease/leaseback transactions involving eight CTs, and TVA had previously acquired the equity interests related to these transactions. These transactions were terminated in July 2019. In May 2020, TVA made final rent payments under lease/leaseback transactions involving eight additional CTs, and TVA had previously acquired the equity interest related to these transactions. Rent payments under the remaining CT lease/leaseback transactions are scheduled to be made through January 2022. TVA does have the option to acquire the equity interests related to transactions involving the remaining eight CTs for additional amounts. In addition, on October 30, 2019, TVA provided notice of its intent to purchase the ownership interest in certain QTE. Repurchase payments are expected to be paid through a series of installments in 2021 and 2022, after which the associated leases will be terminated.

14.  Accumulated Other Comprehensive Income (Loss)

    AOCI represents market valuation adjustments related to TVA's currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA's portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt and any related accrued interest in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. For the years ended September 30, 2020 and 2019, TVA reclassified $38 million of gains and $45 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense. See Note 15 — Risk Management Activities and Derivative Transactions.

    TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. As such, certain items that would generally be reported in AOCI or that would impact the statements of operations are recorded as regulatory assets or regulatory liabilities. See Note 9 — Regulatory Assets and Liabilities for a schedule of regulatory assets and liabilities.  See Note 15 — Risk Management Activities and Derivative Transactions for a discussion of the recognition in AOCI of gains and losses associated with certain derivative contracts. See Note 16 — Fair Value Measurements for a discussion of the recognition of certain investment fund gains and losses as regulatory assets and liabilities.  See Note 21 — Benefit Plans for a discussion of the regulatory accounting related to components of TVA's benefit plans.

15.  Risk Management Activities and Derivative Transactions

TVA is exposed to various risks related to commodity prices, investment prices, interest rates, currency exchange rates, and inflation as well as counterparty credit and performance risks.  To help manage certain of these risks, TVA has historically entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in its trust investment funds, it is TVA's policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes. During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts because these contracts no longer meet the criteria of net settlement. As a result, the associated $10 million net derivative liabilities have been derecognized. TVA suspended its FTP in 2014 and no longer uses financial instruments to hedge risks related to commodity prices; however, TVA plans to continue to manage fuel price volatility through other methods and is currently reevaluating its suspended FTP program for future use of financial instruments.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Amount of Mark-to-Market Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)
For the years ended September 30

Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2020	2019
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$(1)	$(114)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Interest Expense
For the years ended September 30

Derivatives in Cash Flow Hedging Relationship	2020	2019
Currency swaps	$38	$(45)
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $27 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) For the years ended September 30

Derivative Type	Objective of Derivative(2)	Accounting for Derivative Instrument	2020	2019
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(97)	$(79)

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses due to contract settlements are recognized in Fuel expense as incurred	(1)	—
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the years ended September 30, 2020 and 2019.
(2) During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts.

Fair Values of TVA Derivatives At September 30
	2020		2019
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(78)	Accounts payable and accrued liabilities $(78)	$(90)	Accounts payable and accrued liabilities $(6); Other long-term liabilities $(84)
£250 million Sterling	(63)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(58)	(61)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(56)
£150 million Sterling	(68)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(65)	(57)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(53)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(1,449)	Accounts payable and accrued liabilities $(43); Accrued interest $(37); Other long-term liabilities $(1,369)	$(1,261)	Accounts payable and accrued liabilities $(29); Accrued interest $(33); Other long-term liabilities $(1,199)
$476 million notional	(588)	Accounts payable and accrued liabilities $(22); Accrued interest $(10); Other long-term liabilities $(556)	(498)	Accounts payable and accrued liabilities $(15); Accrued interest $(9); Other long-term liabilities $(474)
$42 million notional	(4)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(2)	(5)	Accounts payable and accrued liabilities $(1); Accrued interest $(1); Other long-term liabilities $(3)
Commodity contract derivatives	46	Other current assets $26; Other long-term assets $23; Accounts payable and accrued liabilities $(3)	(41)	Other current assets $12; Other long-term liabilities $(16); Accounts payable and accrued liabilities $(37)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding at September 30, 2020:

Currency Swaps Outstanding September 30, 2020
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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the MtM gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included in TVA's Consolidated Statements of Operations. For the years ended September 30, 2020 and 2019, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized losses of $272 million and $565 million, respectively.  TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain commodity contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts. TVA marks to market natural gas contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At September 30, 2020, TVA's natural gas contract derivatives had terms of up to four years.

Commodity Contract Derivatives At September 30
	2020			2019
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	—	— million tons	$—	8	9 million tons	$(4)
Natural gas contract derivatives	42	302 million mmBtu	$46	65	330 million mmBtu	$(37)

Offsetting of Derivative Assets and Liabilities

    The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets at September 30, 2020 and 2019, are shown in the table below.

Derivative Assets and Liabilities(1) (in millions)
	At September 30, 2020	At September 30, 2019
Assets
Commodity derivatives not subject to master netting or similar arrangement	$49	$12

Liabilities
Currency swaps(2)	$209	$208
Interest rate swaps(2)	2,041	1,764
Total derivatives subject to master netting or similar arrangement	2,250	1,972
Commodity derivatives not subject to master netting or similar arrangement	3	53
Total liabilities	$2,253	$2,025
Notes
(1) Offsetting amounts primarily include counterparty netting of derivative contracts, margin account deposits for futures commission merchants transactions, and cash collateral received or paid in accordance with the accounting guidance for derivatives and hedging transactions. There were no offsetting amounts on TVA's Consolidated Balance Sheets at either September 30, 2020 or 2019.
(2) Letters of credit of approximately $1.5 billion and $1.3 billion were posted as collateral at September 30, 2020 and 2019, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the NDT, ART, SERP, and DCP.  See Note 16 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments.  The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.   At September 30, 2020 and 2019, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $13 million and $22 million at September 30, 2020 and 2019, respectively.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At September 30, 2020, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $2.2 billion.  TVA's collateral obligations at September 30, 2020, under these arrangements, were approximately $1.5 billion, for which TVA had posted approximately $1.5 billion in letters of credit.  These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.4 billion and $1.6 billion of receivables from power sales outstanding at September 30, 2020 and 2019, respectively, nearly all counterparties were rated investment grade. The obligations of customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts and Note 3 — Accounts Receivable, Net.

TVA had revenue from two LPCs that collectively accounted for 17 percent of total operating revenue for the years ended both September 30, 2020 and September 30, 2019.

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

Natural Gas. TVA purchases the majority of its natural gas requirements from a variety of suppliers under primarily short-term contracts. In the event of nonperformance by these suppliers, TVA believes that it can obtain replacement natural gas.

    Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at September 30, 2020. The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (e.g., barge, rail, and truck). Emerging technologies, environmental regulations, and low natural gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies. Continued difficulties by coal suppliers, including impacts from the COVID-19 pandemic, could result in consolidations, additional bankruptcies, restructuring, contract renegotiations, or other scenarios.

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

Other Suppliers. At this time, TVA has experienced minimal impacts due to force majeure events, with the exception of a manufacturing delay for a major turbine component. A mitigation strategy was developed by TVA and the vendor to reduce projected delays and impacts to TVA's outage schedule. TVA will continue to monitor the supply base and remain in contact with suppliers to identify potential risks.

Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur substantial costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, and the qualified pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At September 30, 2020, all of TVA's currency swaps and interest rate swaps as well as all of the derivatives in the NDT and ART were with banking counterparties whose Moody's credit ratings were A3 or higher.

    TVA classifies qualified forward natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At September 30, 2020, the natural gas contracts were with counterparties whose ratings ranged from Caa2 to A2. TVA recognizes the slowdown in demand and the impacts on the oil and gas industry as a result of the COVID-19 pandemic. TVA will continue to monitor the impacts and affected credit ratings and enforce contract performance assurance provisions when applicable.

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

Investment Funds

    At September 30, 2020, Investment funds were comprised of $3.2 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $2.2 billion and $866 million, respectively, at September 30, 2020.

TVA established a SERP to provide benefits to selected employees of TVA which are comparable to those provided by competing organizations. The DCP is designed to provide participants with the ability to defer compensation to future periods. The NDT, ART, SERP, and DCP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity and debt market performance.

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

    Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to limited partnerships in private equity of $218 million, private real assets of $67 million, and private credit of $33 million at September 30,

2020. The ART had unfunded commitments related to limited partnerships in private equity of $133 million, private real assets of $54 million, and private credit of $16 million at September 30, 2020. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

	Unrealized Investment Gains (Losses) At or for the years ended September 30
Fund	Financial Statement Presentation	2020	2019
NDT	Regulatory asset	$37	$(112)
ART	Regulatory asset	32	(70)
SERP	Other income (expense)	3	—
DCP	Other income (expense)	2	(2)

Due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA has experienced fluctuations related to its ART and NDT investment portfolio during 2020. The losses experienced during the three months ended March 31, 2020, have been recovered. For the year ended September 30, 2020, the NDT increased in value $123 million compared to the year ended September 30, 2019. Despite this volatility, TVA's NDT funding as of September 30, 2020, continues to be fully funded per the NRC funding requirements.

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

Commodity Contract Derivatives

See Note 15 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment. Most of these contracts are valued based on market approaches which utilize short-term and mid-term market-quoted prices from an external industry brokerage service.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2019) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2020.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2020 and 2019. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$500	$—	$—	$500
Government debt securities(1)	485	40	—	525
Corporate debt securities(2)	—	356	—	356
Mortgage and asset-backed securities	—	27	—	27
Institutional mutual funds	188	—	—	188
Forward debt securities contracts	—	13	—	13
Private equity funds measured at net asset value(3)	—	—	—	194
Private real asset funds measured at net asset value(3)	—	—	—	168
Private credit measured at net asset value(3)	—	—	—	53
Commingled funds measured at net asset value(3)	—	—	—	1,174
Total investments	1,173	436	—	3,198
Commodity contract derivatives	—	49	—	49
Total	$1,173	$485	$—	$3,247

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(4)	$—	$209	$—	$209
Interest rate swaps	—	2,041	—	2,041
Commodity contract derivatives	—	3	—	3
Total	$—	$2,253	$—	$2,253
Notes
(1) Includes government-sponsored entities.
(2) Includes both U.S. and foreign debt.
(3) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheets.
(4) TVA records currency swaps net of cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 15 — Risk Management Activities and Derivative Transactions — Offsetting of Derivative Assets and Liabilities.

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

    During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts. TVA previously used internal valuation specialists for the calculation of its commodity contract derivatives fair value measurements classified as Level 3. Analytical testing was performed on the change in fair value measurements each period to ensure the valuation is reasonable based on changes in general market assumptions. Significant changes to the estimated data used for unobservable inputs, in isolation or combination, may result in significant variations to the fair value measurement reported.

The following table presents a reconciliation of all commodity contract derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
Commodity Contract Derivatives
Balance at October 1, 2018	$58
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	(62)
Balance at September 30, 2019	(4)
Settlements	(1)
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	5
Balance at September 30, 2020	$—

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
Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at September 30, 2020 and 2019, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at September 30, 2020 and 2019, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At September 30, 2020		At September 30, 2019
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$87	$86	$101	$100

Loans and other long-term receivables, net (including current portion)	Level 2	$105	$93	$131	$120

EnergyRight® financing obligations (including current portion)	Level 2	$97	$108	$113	$126

Unfunded loan commitments	Level 2	$—	$2	$—	$10

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	$26	$35	$28	$37

Long-term outstanding power bonds (including current maturities), net	Level 2	$19,743	$26,630	$20,124	$26,059

Long-term debt of VIEs (including current maturities), net	Level 2	$1,089	$1,419	$1,128	$1,371

Long-term notes payable (including current maturities)	Level 2	$—	$—	$23	$23

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

The amount of revenue is based on contractual prices approved by the TVA Board. Customers are invoiced monthly for power delivered as measured by meters located at the delivery points. The net transaction price is offset by certain credits available to customers that are known at the time of billing. Credits are designed to achieve objectives of the TVA Act and include items such as hydro preference credits for residential customers of LPCs, economic development credits to promote growth in the Tennessee Valley, wholesale bill credits to maintain long-term partnerships with LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. Payments are typically due within approximately one month of invoice issuance.

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

The amount of revenue is based on contractual prices approved by the TVA Board. Customers are invoiced monthly for power delivered as measured by meters located at the delivery points. The net transaction price is offset by certain credits available to customers that are known at the time of billing. Examples of credits include items such as economic development credits to promote growth in the Tennessee Valley and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. Payments are typically due within approximately one month of invoice issuance.

Other Revenue

Other revenue consists primarily of wheeling and network transmission charges, sales of excess steam that is a by-product of power production, delivery point charges for interconnection points between TVA and the customer, and certain other ancillary goods or services.

Disaggregated Revenue

In 2020, the revenues generated from TVA's electricity sales were $10.1 billion and accounted for virtually all of TVA's revenues. TVA's revenues by state for each of the last three years are detailed in the table below:

Operating Revenues By State For the years ended September 30 (in millions)
	2020	2019	2018
Alabama	$1,439	$1,593	$1,600
Georgia	249	270	267
Kentucky	624	691	696
Mississippi	941	1,063	1,052
North Carolina	65	74	66
Tennessee	6,740	7,419	7,350
Virginia	42	45	48
Subtotal	10,100	11,155	11,079
Off-system sales	4	4	7
Revenue capitalized during pre-commercial plant operations(1)	—	—	(11)
Revenue from sales of electricity	10,104	11,159	11,075
Other revenue	145	159	158
Total operating revenues	$10,249	$11,318	$11,233
Note
(1) Represents revenue capitalized during pre-commercial operations of $11 million at Allen CC in 2018. See Note 1 — Summary of Significant Accounting Policies — Pre-Commercial Plant Operations.

    TVA's operating revenues by customer type for each of the last three years are detailed in the table below:

Operating Revenues by Customer Type For the years ended September 30 (in millions)
	2020	2019	2018
Revenue from sales of electricity
Local power companies(1)	$9,406	$10,351	$10,262
Industries directly served	588	686	695
Federal agencies and other	110	122	129
Revenue capitalized during pre-commercial plant operations(2)	—	—	(11)
Revenue from sales of electricity	10,104	11,159	11,075
Other revenue	145	159	158
Total operating revenues	$10,249	$11,318	$11,233
Notes
(1) The amount for the years ended September 30, 2020 and 2019, is net of $163 million and $14 million, respectively, of wholesale bill credits to LPCs participating in the long-term Partnership Agreement. There were no such credits in 2018.
(2) Represents revenue capitalized during pre-commercial operations of $11 million at Allen CC in 2018. See Note 1 — Summary of Significant Accounting Policies — Pre-Commercial Plant Operations.

    TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a 20-year Partnership Agreement option that better aligns the length of LPC contracts with TVA's long-term commitments. These agreements are automatically extended each year after their initial effective date, contingent upon certain circumstances, including limited rate increases going forward. Participating LPCs will receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In June 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate up to approximately five percent of average total hourly energy sales over the prior five years in order to meet their individual customers' needs. As of November 16, 2020, 142 LPCs had signed the 20-year Partnership Agreement with TVA, and 64 LPCs had signed a Flexibility Agreement.

In August 2020, the TVA Board approved a $200 million Pandemic Relief Credit. The 2.5 percent base rate credit will be applied beginning in October 2020 and will remain in effect through the end of 2021. The credit will apply to service provided to TVA's local power company customers, their large commercial and industrial customers, and TVA directly served customers.

    The number of LPCs with the contract arrangements described below, the revenues derived from such arrangements during 2020, and the percentage of TVA's total operating revenues during 2020 represented by these revenues are summarized in the tables below:

TVA Local Power Company Contracts At or for the year ended September 30, 2020
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	142	$7,666	74.8%
5-year termination notice	11	1,740	17.0%
Total(2)	153	$9,406	91.8%
Notes
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
(2) TVA wholesale power contracts decreased to 153 in 2020 due to a merger between two LPCs in July 2020.

    TVA's two largest LPCs — MLGW and NES — have contracts with a five-year and a 20-year termination notice period, respectively.  Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues in 2020. In May 2020, MLGW published a draft IRP to guide energy choices in the future, and in July 2020, TVA made a proposal to MLGW that highlights the benefits of remaining a TVA customer. In August 2020, MLGW published a final IRP and announced its plan to issue requests for proposal to validate the cost estimates included in the IRP. In addition, certain other LPCs are evaluating options for future energy choices.

Contract Balances

    Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA does not have any material contract assets as of September 30, 2020.

    Contract liabilities represent an entity's obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation.

    Energy Prepayment Obligations. In 2004, TVA and its largest customer, MLGW, entered into an energy prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs of electricity to be delivered by TVA to MLGW over a period of 15 years.  TVA accounted for the prepayment as unearned revenue and reported the obligation to deliver power under this arrangement as Energy prepayment obligations.  The arrangement ceased in 2019. TVA recognized approximately $100 million of noncash revenue in each year of the arrangement as electricity was delivered to MLGW based on the ratio of units of kilowatt hours delivered to total units of kilowatt hours under contract. As of September 30, 2019, $1.5 billion had been recognized as noncash revenue on a cumulative basis during the life of the agreement, $100 million of which was recognized as noncash revenue and a corresponding reduction in the balance of Energy prepayment obligations during 2018. During 2019, $10 million was recognized as noncash revenue and a corresponding reduction in the balance of Energy prepayment obligations. Discounts to account for the time value of money, which were recorded as a reduction to electricity sales, amounted to $4 million and $46 million during 2019 and 2018, respectively.

    Economic Development Incentives. Under certain economic development programs TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. In 2020 and 2019, TVA recorded a total of $318 million and $310 million, respectively, in incentives as a reduction of revenue. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At September 30, 2020 and 2019, the outstanding unpaid incentives were $172 million and $157 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements. Additionally, in May 2020, TVA established flexibility provisions to support the continued operations and recovery of participating customers experiencing financial and operational hardships as a result of the COVID-19 pandemic and corresponding economic downturn. These provisions have not had a material impact to TVA.

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

The table below summarizes TVA's activities related to appropriated funds and retained earnings.

Summary of Proprietary Capital Activity At or for the years ended September 30
	2020		2019
	Power Program	Nonpower Programs	Power Program	Nonpower Programs
Appropriation Investment	$258	$4,351	$258	$4,351
Proprietary Capital
Balance at beginning of year	10,823	(3,795)	9,404	(3,787)
Net income (loss) for year	1,360	(8)	1,425	(8)
Return on power program appropriation investment	(6)	—	(6)	—
Balance at end of year	12,177	(3,803)	10,823	(3,795)
Net proprietary capital at September 30	$12,435	$548	$11,081	$556

Payments to the U.S. Treasury

TVA paid the U.S. Treasury $6 million, $6 million, and $5 million in 2020, 2019, and 2018, respectively, as a return on the Power Program Appropriation Investment.  The amount of the return on the Power Program Appropriation Investment is based on the Power Program Appropriation Investment balance at the beginning of that year and the computed average interest rate payable by the U.S. Treasury on its total marketable public obligations at the same date.  The interest rates payable by TVA on the Power Program Appropriation Investment were 2.44 percent, 2.37 percent, and 2.09 percent for 2020, 2019, and 2018, respectively.

Accumulated Other Comprehensive Income (Loss)

The items included in AOCI consist of market valuation adjustments for certain derivative instruments.  See Note 15 — Risk Management Activities and Derivative Transactions.

TVA records exchange rate gains and losses on debt and related accrued interest in net income and marks its currency swap assets and liabilities to market through OCI.  TVA recognized unrealized gains (losses) of $(1) million and $(114) million in 2020 and 2019, respectively, into AOCI on the mark-to-market of currency swaps. TVA then reclassified an amount out of AOCI into net income, offsetting the gain/loss from recording the exchange gain/loss on the debt and related accrued interest.  The amounts reclassified from OCI into net income resulted in increases (decreases) to net income of $38 million, $(45) million, and $(26) million in 2020, 2019, and 2018, respectively.  These reclassifications, coupled with the recording of the exchange gain/loss on the debt and related accrued interest, did not have an impact on net income in 2020, 2019, and 2018.  Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $27 million of gains from AOCI to interest expense within the next 12 months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt and related accrued interest.

19.  Other Income (Expense), Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income (Expense), Net For the years ended September 30
	2020	2019	2018
Bellefonte deposit	$—	$21	$—
Interest income	18	25	23
External services	12	13	14
Gains (losses) on investments	9	3	6
Miscellaneous	(3)	—	7
Total other income (expense), net	$36	$62	$50

During 2020, Other income (expense), net decreased $26 million, primarily driven by $21 million of other income in 2019 related to a deposit liability received by TVA as a down payment on the sale of Bellefonte. The purchaser, Nuclear Development, LLC, failed to fulfill the requirements of the sales contract with respect to obtaining NRC approval of the transfer of required nuclear licenses and payment of the remainder of the selling price before the November 30, 2018 closing date. Additionally, Interest income decreased $7 million primarily as a result of lower interest rates. See Note 22 — Commitments and Contingencies — Legal Proceedings for a discussion of the lawsuit filed by Nuclear Development, LLC.

20. Supplemental Cash Flow Information

    Interest paid was $1.1 billion for 2020 and $1.2 billion for both 2019 and 2018. These amounts differ from interest expense in certain years due to the timing of payments. There was no interest capitalized in 2020, 2019, or 2018.

    Construction in progress and Nuclear fuel expenditures included in Accounts payable and accrued liabilities at September 30, 2020, 2019, and 2018 were $398 million, $324 million, and $372 million, respectively, and are excluded from the Statements of Consolidated Cash Flows for the years ended September 30, 2020, 2019, and 2018 as non-cash investing activities.

    Excluded from the Statements of Consolidated Cash Flows for the years ended September 30, 2020 and 2019, as non-cash financing activities were $394 million related to lease obligations incurred primarily in connection with a PPA and $10 million related to lease obligations incurred for leased equipment, respectively. There were no capital leases incurred during 2018. See Note 7 — Leases for further information regarding TVA's finance leases. Also excluded from the Statement of Consolidated Cash Flows for the year ended September 30, 2020, were $80 million and $73 million as non-cash financing and investing activities, respectively, due to derecognition of the Paradise pipeline financing obligation and asset.

    Cash flows from swap contracts that are accounted for as hedges are classified in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

21.  Benefit Plans

    TVA sponsors a qualified defined benefit plan ("pension plan") that covers most of its full-time employees hired prior to July 1, 2014, a qualified defined contribution plan ("401(k) plan") that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of eligible retirees' medical coverage, other post-employment benefits such as workers' compensation, and the SERP.  The pension plan and the 401(k) plan are administered by a separate legal entity, the TVA Retirement System ("TVARS"), which is governed by its own board of directors (the "TVARS Board").

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

    401(k) Plan. Under the 401(k) plan, the non-elective and matching contributions TVA makes to participant accounts depends on the employee's hire date, years of service, and individual elections. Non-elective employer contributions for eligible participants range from three percent to six percent and matching employer contributions range from 1.5 percent to six percent. TVA recognized 401(k) contribution costs of $88 million, $84 million, and $80 million during 2020, 2019, and 2018, respectively. The 2021 plan contribution costs are estimated to be approximately $92 million.

    Supplemental Executive Retirement Plan. TVA has established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits imposed by IRS rules applicable to the qualified defined benefit pension plan.

Other Post-Retirement Benefits.  TVA sponsors two unfunded post-retirement benefit plans that provide for non-vested contributions toward the cost of certain eligible retirees' medical coverage.  The first plan covers only certain retirees and surviving dependents who do not qualify for TVARS benefits, including the supplemental pension benefit.  The second plan is designed to place a limit on the out-of-pocket amount certain eligible retirees pay for medical coverage and provides a credit based on years of TVA service and monthly base pension amount, reduced by any TVARS supplemental pension benefits or any TVA contribution from the first plan, described above. Effective January 2017, all Medicare-eligible retirees and spouses were provided Medicare supplement coverage through a private exchange.  Transition to the exchange does not affect any TVARS supplemental benefits for eligible retirees, and the credit will continue to be calculated in the same manner as before.

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

Amortization of Net Gain or Loss.  TVA utilizes the corridor approach for gain/loss amortization.  Differences between actuarial assumptions and actual plan results are deferred and amortized into periodic cost only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets.  If necessary, the excess is amortized over the average remaining service period of participating employees expected to receive benefits. The current projected amortization periods of unrecognized net gain or loss is approximately 11 years for the pension plan and 12 years for the post-retirement plan.

Amortization of Prior Service Cost/(Credit). Amortization of net prior service cost/(credit) resulting from a plan change is included as a component of period expense in the year first recognized and every year thereafter until it is fully amortized.  The increase or decrease in the benefit obligation due to the plan change is amortized over the average remaining service period of participating employees expected to receive benefits under the plan. The pension and post-retirement plans have prior service costs/(credits) related to plan changes made in 2009, 2010, 2016, 2018, 2019, and 2020 with remaining amortization periods ranging from one to nine years. However, when a plan change reduces the benefit obligation, existing positive prior service costs are reduced or eliminated starting with the earliest established before a new prior service credit base is established.

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

Obligations and Funded Status

The actuarial results provided reflect data and assumptions appropriate for the purpose of the measurement of plan obligations and funded status for the year ended. Effects of COVID-19 on the financial markets, regulations, and experience are uncertain and still evolving. The ultimate impact of the COVID-19 pandemic on the pension plan and other post-retirement plans depends on factors beyond TVA's knowledge or control, including the duration and severity of this outbreak, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region's economy. Therefore, TVA cannot estimate the potential impact to the pension plan and other post-retirement plans at this time.

The changes in plan obligations, assets, and funded status for the years ended September 30, 2020 and 2019, were as follows:

Obligations and Funded Status For the years ended September 30
795,900,000	Pension Benefits		Other Post-Retirement Benefits
	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$13,312	$11,725	$499	$428
Service cost	55	44	16	11
Interest cost	415	499	16	18
Plan participants' contributions	6	7	—	—
Collections(1)	—	—	20	22
Actuarial (gain) loss	614	1,756	39	78
Plan change	2	7	—	—
Net transfers (to) from variable fund/401(k) plan	2	1	—	—
Expenses paid	(5)	(6)	—	—
Benefits paid	(726)	(721)	(46)	(58)
Benefit obligation at end of year	13,675	13,312	544	499

Change in plan assets
Fair value of net plan assets at beginning of year	7,980	8,003	—	—
Actual return on plan assets	397	389	—	—
Plan participants' contributions	6	7	—	—
Collections(1)	—	—	20	22
Net transfers (to) from variable fund/401(k) plan	2	1	—	—
Employer contributions	305	307	26	36
Expenses paid	(5)	(6)	—	—
Benefits paid	(726)	(721)	(46)	(58)
Fair value of net plan assets at end of year	7,959	7,980	—	—
Funded status	$(5,716)	$(5,332)	$(544)	$(499)
Note
(1) Collections include retiree contributions as well as provider discounts and rebates.
    For 2020, the $614 million pension benefit obligation actuarial loss is primarily due to the decrease in the discount rate from 3.20 percent to 2.75 percent, which increased the liability by $714 million. In addition, TVA recognized $74 million of actuarial losses due to demographic and plan experience, and an actuarial loss of $32 million due to the assumption change of elections for lump sum payments based upon an updated actuarial study. These actuarial losses were partially offset by a $137 million gain due to mortality assumption changes and $69 million gain due to a lower COLA than previously assumed. The

2020 plan change of $2 million was due to the plan change in the interest rate and mortality basis used to determine SERP retirement payments.

For 2019, the $1.8 billion pension benefit obligation actuarial loss is primarily due to the decrease in the discount rate from 4.35 percent to 3.20 percent, which increased the liability by $1.6 billion. In addition, TVA recognized actuarial losses of $147 million due to demographic and plan experience. These actuarial losses were partially offset by a $14 million gain due to mortality assumption changes. The 2019 pension plan change of $7 million was a result of two new participants entering the SERP plan during 2019.

The other post-retirement actuarial loss for 2020 increased the benefit obligation by $39 million. TVA recognized a $30 million loss due to the updated plan assumptions related to the election rate for pre-Medicare retirees, assumed per capita claims costs, and expected retiree contributions to reflect observed and anticipated plan experience. In addition, TVA recognized a $20 million loss due to the decrease in the discount rate from 3.30 percent to 3.05 percent, and a $4 million loss due to actual experience different from assumed. These losses were partially offset by a gain of $15 million due to the updated post-Medicare trend rate assumption attributable to lower than expected premium increases on the private exchange.

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

Amounts related to these benefit plans recognized on TVA's Consolidated Balance Sheets consist of regulatory assets and liabilities that have not been recognized as components of net periodic benefit cost at September 30, 2020 and 2019, and the funded status of TVA's benefit plans, which are included in Accounts payable and accrued liabilities and Post-retirement and post-employment benefit obligations:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2020	2019	2020	2019
Regulatory assets (liabilities)	$5,115	$4,731	$78	$25
Accounts payable and accrued liabilities	(5)	(5)	(28)	(28)
Pension and post-retirement benefit obligations(1)	(5,711)	(5,327)	(516)	(471)
Note
(1) The table above excludes $390 million and $383 million of post-employment benefit costs that are recorded in Post-retirement and post-employment benefit obligations on the Consolidated Balance Sheets at September 30, 2020 and 2019, respectively.

Unrecognized amounts included in regulatory assets or liabilities yet to be recognized as components of accrued benefit cost at September 30, 2020 and 2019, consisted of the following:

Post-Retirement Benefit Costs Deferred as Regulatory Assets (Liabilities) At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2020	2019	2020	2019
Unrecognized prior service credit	$(615)	$(714)	$(112)	$(135)
Unrecognized net loss	5,620	5,350	190	160
Amount capitalized due to actions of regulator	110	95	—	—
Total regulatory assets (liabilities)	$5,115	$4,731	$78	$25

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan at September 30, 2020 and 2019, were as follows:

Projected Benefit Obligations and Accumulated Benefit Obligations in Excess of Plan Assets At September 30
	2020	2019
Projected benefit obligation	$13,675	$13,312
Accumulated benefit obligation	13,613	13,246
Fair value of net plan assets	7,959	7,980

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the years ended September 30, 2020, 2019, and 2018 were as follows:

Components of Net Periodic Benefit Cost For the years ended September 30
	Pension Benefits			Other Post-Retirement Benefits
	2020	2019	2018	2020	2019	2018
Service cost	$55	$44	$53	$16	$11	$14
Interest cost	415	499	473	16	18	19
Expected return on plan assets	(488)	(477)	(478)	—	—	—
Amortization of prior service credit	(97)	(99)	(99)	(24)	(24)	(22)
Recognized net actuarial loss	436	336	409	10	4	8
Total net periodic benefit cost as actuarially determined	321	303	358	18	9	19
Amount expensed (capitalized) due to actions of regulator	(15)	1	(54)	—	—	—
Net periodic benefit cost	$306	$304	$304	$18	$9	$19

The amounts in the regulatory asset that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

Expected Amortization of Regulatory Assets in 2021 At September 30, 2020
	Pension Benefits	Other Post-Retirement Benefits	Total
Prior service credit	$(97)	$(18)	$(115)
Net actuarial loss	447	12	459
Amounts expensed due to actions of regulator	28	—	28

Plan Assumptions

Plan assumptions utilized to determine benefit obligations and net periodic benefit costs include discount rates, projected health care cost trend rates, expected long-term rate on plan assets, rate of increase in future compensation levels, retirement rates, expected timing and form of payments, and mortality rates, the most significant of which are noted below. Every five years, a formal actuarial experience study that compares assumptions to the actual experience is conducted. Additional ad-hoc experience studies are performed as needed to review recent experience and validate recommended changes to the actuarial assumptions used based upon TVA's last experience study in 2018.

Actuarial Assumptions Utilized to Determine Benefit Obligations at September 30
	Pension Benefits		Other Post-Retirement Benefits
	2020	2019	2020	2019
Discount rate	2.75%	3.20%	3.05%	3.30%
Rate of compensation increase	3.43%	3.50%	N/A	N/A
Cost of living adjustment (COLA)(1)	2.00%	2.00%	2.00%	2.00%
Pre-Medicare eligible
Current health care cost trend rate(2)	N/A	N/A	6.50%	6.75%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2027	2027
Post-Medicare eligible
Current health care cost trend rate	N/A	N/A	—%	—%
Ultimate health care cost trend rate	N/A	N/A	4.00%	4.00%
Year ultimate trend rate is reached	N/A	N/A	2024	2023
Notes
(1) The COLA assumption is the ultimate long-term rate. The calendar year rate for 2021 is assumed to be one percent, and for years thereafter the ultimate is used.
(2) In 2019, TVA reset the pre-Medicare health care cost trend rates assumption with an initial rate of 6.75 percent, declining 0.25 percent per year until it reaches the ultimate rate of 5.00 percent in 2027. For 2020, TVA maintained this trend assumption for pre-Medicare per capita claims cost with a current health care cost rate of 6.50 percent. However, to account for cumulative delayed medical care due to the COVID-19 pandemic and the expected spending as the demand for care returns, the pre-Medicare per capita retiree contributions current health care cost trend rate is 11.93 percent, and in 2022 assumed to return to 6.25 percent in line with the health care cost trend rates assumption.

Actuarial Assumptions Utilized to Determine Net Periodic Benefit Cost for the Years Ended September 30(1)
	Pension Benefits			Other Post-Retirement Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	3.20%	4.35%	3.85%	3.30%	4.40%	3.95%
Expected return on plan assets(2)	6.75%	6.75%	6.75%	N/A	N/A	N/A
Cost of living adjustment (COLA)(3)	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%
Rate of compensation increase	3.43%	3.50%	5.34%	N/A	N/A	N/A
Pre-Medicare eligible
Current health care cost trend rate	N/A	N/A	N/A	6.75%	6.25%	6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2027	2024	2024
Post-Medicare eligible
Current health care cost trend rate	N/A	N/A	N/A	—%	—%	—%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.00%	4.00%	4.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2023	2021	2021
Notes
(1) The actuarial assumptions used to determine the benefit obligations at September 30 of each year are subsequently used to determine net periodic benefit cost for the following year except the rate of compensation increase assumption.
(2) The actual return on assets for 2020, 2019, and 2018 were 5.11%, 4.99%, and 5.84%, respectively.
(3) The COLA assumption is the ultimate rate. The actual calendar year rate is used in determining the expense, and for years thereafter the ultimate rate is used.

Discount Rate.  In selecting the assumed discount rate, TVA reviews market yields on high-quality corporate debt and endeavors to match, through the use of a hypothetical bond portfolio, instrument maturities with the maturities of its pension obligations in accordance with the prevailing accounting standards. The selected bond portfolio is derived from a universe of high quality corporate bonds of Aa-rated quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan's projected benefit payments discounted at this rate with the market value of the bonds selected.

    Rate of Return.  The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. The expected rate of return is based on annual studies performed by third-party professional investment consultants. In determining the expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice, the current outlook on capital markets, the asset allocation policy, and the anticipated investment expenses and impact of active management. Asset allocations are periodically updated using the pension plan asset/liability studies and are part of the determination of the estimates of long-term rates of return. The TVARS asset allocation policy diversifies plan assets across multiple asset classes so as to minimize the risk of large losses. The asset allocation policy is designed to be responsive to changes in the funded status of TVARS.

    Compensation Increases. Assumptions related to compensation increases are based upon the latest TVA compensation experience study performed in 2018. Future compensation is assumed to likely increase at rates between 2.50 percent and 14.00 percent per year, depending upon the employee's age. The average assumed compensation increased used to determine benefit obligations and net periodic benefit cost is based upon the current active participants.

    Mortality.  The mortality assumption is comprised of a base table that represents the current future life expectancy adjusted by an improvement scale to project future improvements in life expectancy. TVA's mortality assumptions are based upon actuarial projections in combination with studies of the actual mortality experience of TVA's pension and post-retirement benefit plan participants while taking into consideration the published Society of Actuaries ("SOA") mortality table and projection scale at September 30. In 2020, based upon the most recent mortality experience study, TVA adopted a modified version of the SOA PRI-2012 table and a modified version of the SOA MP-2019 improvement scale.

The following mortality assumptions were used to determine the benefit obligations for the pension and other post-retirement benefit plans at September 30, 2020, 2019, and 2018. Assumptions used to determine year-end benefit obligations are the assumptions used to determine the subsequent year's net periodic benefit costs.

Mortality Assumptions At September 30
	2020	2019	2018
Mortality table	PRI-2012 table (adjusted)	RP-2014 table (adjusted)	RP-2014 table (adjusted)
Improvement scale	MP-2019 (modified)	MP-2018 (modified)	RP-2017 (modified)

Health Care Cost Trends. The health care cost trend rates are assumptions about the annual rate of changes in the cost of health care benefits currently provided by the post-retirement benefit plan. In establishing health care cost trend rates, TVA reviews actual recent cost trends and projected future trends considering health care inflation, changes in health care utilization, and changes in plan benefits and premium experience.

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

TVA's COLA assumption is derived from long-term expectations of the expected future rate of inflation, based upon capital market assumptions, economic forecasts, and the Federal Reserve policy. The actual calendar year COLA and the long- term COLA assumption are used to determine the benefit obligation at September 30 and the net periodic benefit costs for the following fiscal year.  The actual calendar year COLAs for 2020, 2019, and 2018 were 1.54 percent, 2.21 percent, and 1.84 percent, respectively.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions:

Sensitivity to Certain Changes in Pension Assumptions At September 30, 2020
Actuarial Assumption	Change in Assumption	Impact on 2020 Pension Cost	Impact on 2020 Projected Benefit Obligation
Discount rate	(0.25)%	$17	$418
Rate of return on plan assets	(0.25)%	18	N/A
Cost of living adjustments	0.25%	30	270

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

The following chart reflects the sensitivity of post-retirement benefit cost to changes in the health care trend rate:

Sensitivity to Changes in Assumed Health Care Cost Trend Rates At September 30, 2020
	1% Increase	1% Decrease
Effect on total of service and interest cost components for the year	$4	$(4)
Effect on end-of-year accumulated post-retirement benefit obligation	70	(68)

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Plan Investments

    The TVARS asset allocation policy for qualified pension plan assets has targets of 40 percent equity including global public and private equity investments, 40 percent fixed income securities, and 20 percent real assets including public and private real assets. TVARS has a long-term investment plan that contains a dynamic de-risking strategy which will allocate investments to assets that better match the liability, such as long duration fixed income securities, over time as improved funding status targets are met. Pursuant to the TVARS Rules and Regulations, any proposed changes in asset allocation that would change TVARS's assumed rate of investment return are subject to TVA's review and veto.

    As set forth above, the qualified pension plan assets are invested across global public equity, private equity, safety oriented fixed income, opportunistic fixed income, public real assets, and private real assets. The TVARS asset allocation policy includes permissible deviations from target allocations, and action can be taken, as appropriate, to rebalance the plan's assets consistent with the asset allocation policy. At September 30, 2020 and 2019, the asset holdings of TVARS included the following:

Asset Holdings of TVARS At September 30
		Plan Assets at September 30
Asset Category	Target Allocation	2020	2019
Global public equity	32%	36%	37%
Private equity	8%	13%	10%
Safety oriented fixed income	20%	18%	18%
Opportunistic fixed income	20%	15%	12%
Public real assets	10%	10%	15%
Private real assets	10%	8%	8%
Total	100%	100%	100%

Fair Value Measurements

    The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2020:

TVA Retirement System At September 30, 2020
	Total(1)(2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$1,624	$1,621	$—	$3

Preferred securities	11	—	11	—

Debt securities
Corporate debt securities	1,421	—	1,418	3
Residential mortgage-backed securities	317	—	314	3
Debt securities issued by U.S. Treasury	701	701	—	—
Debt securities issued by foreign governments	231	—	179	52
Asset-backed securities	116	—	88	28
Debt securities issued by state/local governments	23	—	23	—
Commercial mortgage-backed securities	91	—	86	5

Commingled funds measured at net asset value(3)
Equity	931	—	—	—
Debt	203	—	—	—
Blended	102	—	—	—

Institutional mutual funds	277	277	—	—
Cash equivalents and other short-term investments	338	77	261	—
Private credit measured at net asset value(3)	166	—	—	—
Private equity measured at net asset value(3)	1,003	—	—	—
Private real assets measured at net asset value(3)	629	—	—	—

Securities lending collateral	167	—	167	—

Derivatives
Futures	3	3	—	—
Swaps	10	—	10	—
Options	2	—	2	—
Foreign currency forward receivable	2	—	2	—

Total assets	$8,368	$2,679	$2,561	$94

Liabilities
Derivatives
Futures	$1	$1	$—	$—
Foreign currency forward payable	3	—	3	—
Swaps	6	—	6	—
Options	2	—	2	—

Securities sold under agreements to repurchase	123	—	123	—

Total liabilities	$135	$1	$134	$—
Notes
(1)  Excludes approximately $107 million in net payables associated with security purchases and sales and various other payables.
(2)  Excludes a $167 million payable for collateral on loaned securities in connection with TVARS's participation in securities lending programs.
(3) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

    The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2019:

TVA Retirement System At September 30, 2019
	Total(1)(2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$1,766	$1,762	$—	$4

Preferred securities	10	1	9	—

Debt securities
Corporate debt securities	1,387	—	1,382	5
Residential mortgage-backed securities	427	—	424	3
Debt securities issued by U.S. Treasury	807	807	—	—
Debt securities issued by foreign governments	210	—	209	1
Asset-backed securities	144	—	116	28
Debt securities issued by state/local governments	18	—	18	—
Commercial mortgage-backed securities	81	—	80	1

Commingled funds measured at net asset value(3)
Equity	795	—	—	—
Debt	308	—	—	—
Commodities	217	—	—	—
Blended	125	—	—	—

Institutional mutual funds	97	97	—	—
Cash equivalents and other short-term investments	329	1	328	—
Certificates of deposit	3	—	3	—
Private credit measured at net asset value(3)	78	—	—	—
Private equity measured at net asset value(3)	778	—	—	—
Private real assets measured at net asset value(3)	659	—	—	—

Securities lending collateral	224	—	224	—

Derivatives
Futures	2	2	—	—
Swaps	5	—	5	—
Options	1	—	1	—
Foreign currency forward receivable	1	—	1	—

Total assets	$8,472	$2,670	$2,800	$42

Liabilities
Derivatives
Futures	$4	$4	$—	$—
Foreign currency forward payable	1	—	1	—
Swaps	12	—	12	—
Options	1	—	1	—

Securities sold under agreements to repurchase	118	—	118	—

Total liabilities	$136	$4	$132	$—
cNotes
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

Fair Value Measurements Using Significant Unobservable Inputs
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at October 1, 2018	$58
Net realized/unrealized gains (losses)	4
Purchases, sales, issuances, and settlements (net)	(12)
Transfers in and/or out of Level 3	(8)
Balance at September 30, 2019	42
Net realized/unrealized gains (losses)	46
Purchases, sales, issuances, and settlements (net)	11
Transfers in and/or out of Level 3	(5)
Balance at September 30, 2020	$94

    The following descriptions of the valuation methods and assumptions used by the pension plan to estimate the fair value of investments apply to investments held directly by the pension plan. Third-party pricing vendors provide valuations for investments held by the pension plan in most instances, except for commingled, private credit, private equity, and private real asset funds which are priced at net asset values established by the investment managers. In instances where pricing is determined to be based on unobservable inputs, a Level 3 classification has been assigned. Certain securities priced by the investment manager using a proprietary fair value model with unobservable inputs have been classified as Level 3.

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

    The pension plan is invested in equity commingled funds, which can be categorized as either passively managed index funds or actively managed funds. The equity index funds seek to track the performance of a particular index by replicating its capitalization and characteristics. Passive fund benchmark indices include the Russell 1000 index and MSCI ACWI ex-U.S. index. The actively managed equity funds seek to outperform certain equity benchmarks through a combination of fundamental and technical analysis. Active funds select portfolio positions based upon their research.

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

    The private credit limited partnerships invest across direct lending, opportunistic credit, and distressed debt strategies. The limited partnerships generally make investments of senior secured first-lien loans, second-lien secured loans, asset-based loans, unitranche loans, and distressed debt opportunities to middle market private companies. The limited partnerships generally seek to obtain financial returns through high income potential and occasional equity upside. The limited partnerships generally have a term life of five to eight years and are diversified by sector and industry.

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

    The private equity funds have no investment withdrawal provisions prior to the termination of the partnership. Partnerships generally continue 10 to 14 years after the inception of the fund. The partnerships are subject to two to three one-year extensions at the discretion of the General Partner. Partnerships can generally be dissolved by an 80 percent vote in interest by all limited partners, with some funds requiring the occurrence of a specific event.

    Private Real Asset Investments. The pension plan's ownership in private real asset investments consists of a pro rata share and not a direct ownership of the underlying investments. The fair values of the pension plan's private real asset investments are estimated utilizing net asset values provided by the investment managers. These investments have not been classified in the fair value hierarchy in accordance with FASB guidance issued in May 2015. The investment strategies and methodologies utilized by the investment managers to calculate their net asset values are summarized as follows:

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

    The pension plan is invested in a commingled fund that develops, renovates, and re-leases real estate properties to create value. Investments are predominantly in top tier real estate markets that offer deep liquidity. Property types include residential, office, industrial, hotel, retail, and land. Properties are diversified by geographic region within the U.S. domestic market. The plan is invested in a second commingled fund that invests primarily in core, well-leased, operating real estate properties with a focus on income generation. Investments are diversified by property type with a focus on office, industrial, apartment, and retail. Properties are diversified within the U.S. with an overweight to major market and coastal regions.

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

The pension plan is invested in energy infrastructure partnerships which acquire essential, long-lived real assets in three main groupings. Upstream assets include oil and gas exploration, drilling, and acquisition. Midstream assets include storage, pipelines, gathering, processing, and transportation of energy commodities. Downstream assets include generation, distribution, and transmission facilities. Additionally, the pension plan is invested in infrastructure partnerships that target mid-sized operating infrastructure companies and/or assets with limited development and construction risk primarily in the energy, transportation and logistics, environmental, telecommunications, and social industries. The partnerships use one or more valuation techniques (e.g., the market approach, the income approach, or the cost approach) for which sufficient and reliable data is available. The use of the market approach generally consists of using comparable market transactions, while the use of the income approach generally consists of the net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market, and/or other risk factors.

     The pension plan is invested in a private real asset investment trust formed to make direct or indirect investments in commercial timberland properties. Pricing for these types of investments is based on comprehensive appraisals that are conducted shortly after initial purchase of properties and at three-year intervals thereafter. All appraisals are conducted by third-party timberland appraisal firms. Appraisals are based on either a sales comparison analysis or a discounted cash flow analysis.

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

    Reclassification. In the September 30, 2019 fair value measurements table, $113 million and $546 million of private equity and private real estate have been reclassified to private real assets to conform with current year presentation.

Cash Flows

Estimated Future Benefit Payments.  The following table sets forth the estimated future benefit payments under the benefit plans.

Estimated Future Benefits Payments At September 30, 2020
	Pension Benefits(1)	Other Post-Retirement Benefits
2021	$777	$28
2022	776	26
2023	773	24
2024	768	23
2025	767	22
2026 - 2030	3,741	117
Note
(1) Participants are assumed to receive the Fixed Fund in a lump sum in lieu of available annuity options allowed for certain grandfathered participants resulting in higher estimated pension benefits payments.

Contributions.  TVA made contributions to the pension plan of $300 million for 2020 and 2019. TVA has committed to make a minimum contribution of $300 million per year through 2036 or until the plan has reached and remained at 100 percent funded status under the actuarial rules applicable to TVARS. TVA made SERP contributions of $5 million and $7 million for 2020 and 2019, respectively. TVA made cash contributions to the other post-retirement benefit plans of $25 million (net of $5 million in rebates) and $36 million (net of $4 million in rebates) for 2020 and 2019, respectively. TVA expects to contribute $300 million to TVARS, $5 million to the SERP, and $28 million to the other post-retirement benefit plans in 2021.

Other Post-Employment Benefits

    Post-employment benefit cost estimates are revised to properly reflect changes in actuarial assumptions made at the end of each year. TVA utilizes a discount rate determined by reference to the U.S. Treasury Constant Maturities corresponding to the calculated average durations of TVA's future estimated post-employment claims payments. The use of a 0.69 percent discount rate resulted in the recognition of $45 million in expenses in 2020 and an unpaid benefit obligation of $390 million at September 30, 2020. The use of a 1.68 percent discount rate resulted in the recognition of approximately $59 million in expenses in 2019 and an unpaid benefit obligation of $419 million at September 30, 2019. The use of a 3.05 percent discount rate resulted in the recognition of approximately $(6) million in expenses in 2018 and an unpaid benefit obligation of $339 million at September 30, 2018.

The decrease in the unpaid obligation at September 30, 2020 compared to the prior year is due to the timing of the payment of workers compensation claims to the U.S, Department of Labor ("DOL") in September 2020 compared to the prior year claims paid in October 2019. TVA paid $74 million in claims during 2020 compared to $39 million in 2019. TVA estimated losses for 2021 are $32 million and due in October 2021.

Overall, the decrease in the discount rate from 1.68 percent in 2019 to 0.69 percent in 2020 increased the long-term portion of the unpaid benefit obligation. This increase was offset by a decrease in loss experience and fewer claims partially attributable to delayed medical treatments as a result of the COVID-19 pandemic. The ultimate impact of the COVID-19 pandemic on post-employment benefit costs and claims experience depends on factors beyond TVA's knowledge or control, including the duration and severity of this outbreak, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region's economy.

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

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30
	2020	2019
Accounts payable and accrued liabilities	$—	$36
Post-retirement and post-employment benefit obligations	390	383

22. Commitments and Contingencies

Commitments

    Power Purchase Obligations.  TVA has contracted with various independent power producers and LPCs for additional capacity to be made available to TVA. Several of these agreements have contractual minimum payments and are accounted for as either finance or operating leases.  In total, these agreements provide 2,384 MW of summer net capability.  The remaining terms of the agreements range up to 12 years.  Additionally, TVA has contracted with regional transmission organizations to reserve 1,450 MW of transmission service to support purchases from the market and wind power purchase agreements. The remaining terms of these agreements range up to four years. Excluding lease-related costs, TVA incurred $202 million, $195 million, and $188 million of expense under these power purchase and transmission service agreements during 2020, 2019, and 2018, respectively.

Under federal law, TVA is obligated to purchase power from qualifying facilities (cogenerators and small power producers).  As of September 30, 2020, there was a combined qualifying facility capacity of 268 MW from 111 different generation sources, from which TVA purchased power under this law.

Membership Interests of VIE Subject to Mandatory Redemption. At September 30, 2020, TVA had outstanding membership interests subject to mandatory redemption (including current portion) of $26 million issued by one of its VIEs of which it is the primary beneficiary. See Note 10 — Variable Interest Entities for additional information. At September 30, 2020, the mandatory redemptions for each of the next five years are shown below:

	2021	2022	2023	2024	2025
Membership interests of variable interest entity subject to mandatory redemption	$3	$3	$2	$1	$1

    Leasebacks. At September 30, 2020 and 2019, the outstanding leaseback obligations related to CTs and QTE were $223 million and $263 million, respectively. See Note 13 — Debt and Other Obligations — Lease/Leasebacks. At September 30, 2020, the future minimum payments under leaseback obligations are shown below.

Lease/Leasebacks Minimum payments due in years ending September 30
2021	$207
2022	25
2023	—
2024	—
2025	—
Thereafter	—
Total	$232

Leases. TVA also has obligations to make lease payments related to finance and operating leases. See Note 7 — Leases for additional information.

Unfunded Loan Commitments. At September 30, 2020, TVA's commitments under unfunded loan commitments were $1 million for 2021. TVA has no commitments under unfunded loan commitments for 2022 through 2025.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At September 30, 2020, $3.3 billion, representing the discounted value of future estimated decommissioning costs, was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. Decommissioning costs studies are updated for each of TVA's nuclear units at least every five years.

TVA maintains a NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  See Note 16 — Fair Value Measurements — Investment Funds. TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments and additional contributions, if necessary, will be available to support decommissioning.  TVA's operating nuclear power units are licensed through various dates between 2033 - 2055, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.  See Note 9 — Regulatory Assets and Liabilities — Nuclear Decommissioning Costs and Note 12 — Asset Retirement Obligations.

Non-Nuclear Decommissioning.  At September 30, 2020, $3.5 billion, representing the discounted value of future estimated decommissioning costs, was included in AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an ART to help fund the ultimate decommissioning of its non-nuclear power assets.  See Note 16 — Fair Value Measurements — Investment Funds. Estimates involved in determining if additional funding will be made to the ART include inflation rate, rate of return projections on the fund investments, and the planned use of other sources to fund decommissioning costs.  See Note 9 — Regulatory Assets and Liabilities — Non-Nuclear Decommissioning Costs and Note 12 — Asset Retirement Obligations.

Environmental Matters. TVA's power generation activities, like those across the utility industry and in other industrial sectors, are subject to federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA's activities include air quality control, GHG emissions, water quality control, and management and disposal of solid and hazardous wastes.  In the future, regulations in all of these areas are expected to become more stringent.  Regulations are also expected to have a particular emphasis on climate change, renewable generation, and energy efficiency.

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA's coal-fired generating units in general.  Environmental requirements placed on the operation of TVA's coal-fired and other generating units will likely continue to become more restrictive over time. Litigation over the regulation of emissions or discharges from coal-fired generating units is also occurring.  Failure to comply with environmental and safety laws can result in TVA being subject to enforcement actions, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or the shutting down of non-compliant facilities.

From 1970 to 2020, TVA spent approximately $6.8 billion to reduce emissions from its power plants, including $19 million, $17 million, and $62 million in 2020, 2019, and 2018, respectively, on clean air controls.  TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to costs of $156 million from 2021 to 2025, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of approximately $949 million from 2021 to 2025 relating to TVA's CCR Conversion Program as well as expenditures of approximately $190 million from 2021 to 2025 relating to compliance with Clean Water Act requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA is addressing consistent with state and federal requirements.  At September 30, 2020 and 2019, TVA's estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $14 million and $15 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

    Potential Liability Associated with Workers' Exposure to CCR Materials.  In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee certain aspects of the cleanup.  After the cleanup was completed, Jacobs was sued in the U.S. District Court for the Eastern District of Tennessee ("Eastern District") by employees of a contractor involved in the cleanup and family members of some of the employees.  The plaintiffs alleged that Jacobs had failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs alleged that exposure to the fly ash caused a variety of significant health issues and illnesses, including in some cases death. The case was split into two phases, with the first phase considering, among other issues, general causation and the second determining specific causation and damages. On November 7, 2018, a jury hearing the first phase returned a verdict in favor of the plaintiffs, including determinations that Jacobs failed to adhere to its contract with TVA or the Site Wide Safety and Health Plan; Jacobs failed to provide reasonable care to the plaintiffs; and Jacobs's failures were capable of causing a list of medical conditions, ranging from hypertension to cancer. On January 11, 2019, the Eastern District referred the parties to mediation. Mediation has concluded, but the parties did not resolve the matter. The litigation will now proceed to the second phase on the question of whether Jacobs's breaches were the specific medical cause of the plaintiffs' alleged injuries and damages.

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

General. At September 30, 2020, TVA had accrued $14 million of probable losses with respect to Legal Proceedings.  Of the accrued amount, $12 million is included in Other long-term liabilities and $2 million is included in Accounts payable and accrued liabilities.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"). Under the Environmental Agreements, TVA committed to, among other things, take actions regarding coal units that have been completed. TVA also agreed to invest $290 million in certain TVA environmental projects of which TVA had spent approximately $280 million as of September 30, 2020. Additionally, TVA holds restricted cash in an interest earning trust to fund the remaining project commitments. Under the Environmental Agreements, any interest earned through the trust must also be re-invested to agreed upon environmental projects. The total remaining committed spend, including interest earned on the trust, is approximately $11 million as of September 30, 2020. In exchange for these commitments, most past claims against TVA based on alleged New Source Review ("NSR") and associated violations were waived and cannot be brought against TVA. Future claims, including those for sulfuric acid mist and GHG emissions, can still be brought against TVA.
The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the September 30, 2020, Consolidated Balance Sheets. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the Environmental Agreements as regulatory assets, and they are included as such on the September 30, 2020, Consolidated Balance Sheets and will be recovered in rates in future periods.

Case Involving Kingston Fossil Plant. In May 2019, Roane County and the Cities of Kingston and Harriman ("local governments") filed a lawsuit in the Circuit Court for Roane County, Tennessee, against TVA and Jacobs for monetary damages and unspecified injunctive relief relating to TVA's cleanup response to the 2008 ash spill at Kingston. The local governments allege that TVA and Jacobs failed to take proper measures to mitigate environmental and health risks during the cleanup response and misled the local governments and their citizens about health and environmental risks associated with exposure to coal fly ash. The local governments seek to recover monetary damages on behalf of their citizens for personal injury and property loss claims, damages for lost tax revenue, damages for increased emergency and medical response costs, punitive damages, and unspecified injunctive relief. In June 2019, TVA removed the lawsuit to the Eastern District, and TVA and Jacobs filed separate motions to dismiss. Plaintiffs, in response, filed a response opposing both motions and a separate motion seeking leave to file a proposed amended class action complaint in which Roane County would serve as class representative for the municipalities and their citizens.

In December 2019, the Eastern District court ruled that the local governments did not have standing to assert representative claims on behalf of their citizens and rejected their motion to proceed as a class action on behalf of their citizens because of the dissimilarity of the injuries allegedly suffered by the local governments (lost tax revenue) and the personal injuries and personal medical expenses allegedly suffered by the individuals. The court indicated, however, that the local governments may have legal standing to assert claims for their direct injuries (claims relating to municipally owned property) and directed the local governments to file an amended pleading in conformance with the court's order by January 16, 2020. The plaintiffs filed their amended complaint on January 15, 2020. On February 26, 2020, TVA and Jacobs moved to dismiss the amended complaint, and on September 30, 2020, the court dismissed the lawsuit without prejudice.

    Class Action Lawsuit Involving Kingston Fossil Plant. On November 7, 2019, a resident of Roane County, Tennessee, filed a proposed class action lawsuit against Jacobs and TVA in the Eastern District.  The complaint alleges that the class representative and all other members of the proposed class were damaged as a result of the 2008 ash spill at Kingston and the resulting cleanup activities.  The complaint alleges, among other things, that (1) TVA was negligent in its construction and operation of the Kingston CCR facility, (2) TVA and Jacobs failed to take proper measures to mitigate environmental and health risks during the cleanup response, and (3) TVA and Jacobs misled the community about health and environmental risks associated with exposure to coal fly ash. The complaint seeks monetary damages and injunctive relief in the form of an order requiring the defendants to establish a blood testing program and medical monitoring protocol and to remediate damage to the properties of the proposed class. On April 22, 2020, TVA and Jacobs moved to dismiss the complaint, and the court has not yet ruled on this motion.

Case Involving Bull Run Fossil Plant. On February 5, 2020, two plaintiffs who reside near Bull Run filed suit against TVA in the Circuit Court for Anderson County, Tennessee, on behalf of themselves and their two minor children. The plaintiffs allege that they and their children were injured from direct exposures to CCR material originating from Bull Run and from second-hand exposures to coal ash through contact with a family member who worked at an undisclosed TVA facility. TVA removed the case to the Eastern District on March 5, 2020, and the plaintiffs filed an amended complaint in federal court on March 12, 2020. On June 19, 2020, TVA moved to dismiss the amended complaint, and on August 5, 2020, the court dismissed the amended complaint without prejudice on procedural grounds.

    Case Involving Tennessee River Boat Accident. In July 2015, plaintiffs filed suit in the U.S. District Court for the Northern District of Alabama ("Northern District"), seeking recovery for personal injuries sustained when the plaintiffs' boat struck a TVA transmission line which was being raised from the Tennessee River during a repair operation. The Northern District dismissed the case, finding that TVA's exercise of its discretion as a governmental entity in deciding how to carry out the operation barred any liability for negligence. In August 2017, the U.S. Court of Appeals for the Eleventh Circuit ("Eleventh Circuit") affirmed the decision. The plaintiffs petitioned the Supreme Court for review of the decision, arguing that the provision of the TVA Act which allows suit to be brought against TVA does not allow TVA to claim immunity for discretionary actions. In April

2019, the Supreme Court issued its opinion reversing the judgment of the Eleventh Circuit and remanding the case to the Eleventh Circuit. In July 2019, the Eleventh Circuit remanded the case to the district court for further proceedings consistent with the Supreme Court's opinion. Trial is currently scheduled for February 16, 2021.

    Case Involving Bellefonte Nuclear Plant. In November 2018, Nuclear Development, LLC, filed suit against TVA in the Northern District. The plaintiff alleges that TVA breached its agreement to sell Bellefonte to the plaintiff. The plaintiff seeks, among other things, (1) an injunction requiring TVA to maintain Bellefonte and the associated NRC permits until the case is concluded, (2) an order compelling TVA to complete the sale of Bellefonte to the plaintiff, and (3) if the court does not order TVA to complete the sale, monetary damages in excess of $30 million. In December 2018, Nuclear Development, LLC, and TVA filed a joint stipulation with the court. Under the stipulation, Nuclear Development, LLC, withdrew its request for an expedited hearing on its injunction in exchange for TVA's agreement to continue to maintain Bellefonte in accordance with the NRC permits and to give Nuclear Development, LLC, and the court five days prior notice of any filing by TVA to terminate the permits or sell the site. TVA filed a motion to dismiss the case in February 2019. In May 2019, the court denied TVA's motion. Discovery is ongoing. On September 23, 2020, the parties filed competing motions for summary judgment, but a decision on the motions is not expected for several months. The case is scheduled to be trial ready by December 1, 2020.

Case Involving Rate Changes. On June 9, 2020, a proposed class action lawsuit was filed in federal court in Abingdon, Virginia, by a LPC customer, asserting claims for breach of contract and violation of the Administrative Procedure Act. The lawsuit alleges that the customers of TVA's LPCs are third-party beneficiaries under TVA's wholesale power contracts with its LPCs and that TVA's rate changes dating back to 2010 violate Section 11 of the TVA Act. Section 11 of the TVA Act establishes the broad policy that TVA power projects shall be considered primarily for the benefit of the people of the Tennessee Valley and that service to industry is a secondary purpose to be used principally to secure a sufficiently high load factor and revenue returns to permit domestic and rural use at the lowest possible rates. The remedies requested include an injunction prohibiting TVA rate changes that violate Section 11, monetary damages, and repayment of rates charged in violation of Section 11. TVA filed a motion to dismiss the case on November 9, 2020.

Case Involving Long-Term Agreements. On August 17, 2020, the Southern Environmental Law Center ("SELC") filed a lawsuit in the United States District Court for the Western District of Tennessee on behalf of three environmental groups alleging that, beginning in August 2019, TVA violated the National Environmental Policy Act ("NEPA") and Section 10 of the TVA Act by offering a Long-Term Agreement ("LTA") to its LPCs. The environmental groups represented by SELC are Protect Our Aquifer, Energy Alabama, and Appalachian Voices.

The environmental groups claim that TVA violated NEPA because (1) TVA failed to perform an environmental review of the LTAs, which harmed the groups' advocacy efforts and their ability to participate in and to inform TVA's decision, and (2) the LTAs will have a negative effect on the environment by increasing TVA's reliance on coal and gas and impeding TVA's customers' efforts to institute renewable energy options. The groups also claim that the LTAs violate Section 10 of the TVA Act, which authorizes TVA to enter into power contracts "for a term not exceeding twenty years," because, the groups allege, the twenty-year rolling contract with a twenty-year notice of termination requirement makes the LTAs effectively "never ending."

The environmental groups request the federal court to (1) declare that TVA's entry into long-term power agreements without preparing an environmental review violated NEPA and the TVA Act, (2) vacate the long-term contracts, and (3) enjoin TVA from implementing "system-wide energy contract programs that significantly affect the environment." TVA filed a motion to dismiss the case on October 20, 2020.

23. Related Parties

TVA is a wholly-owned corporate agency of the federal government, and because of this relationship, TVA's revenues and expenses are included as part of the federal budget as a revolving fund.  TVA's purpose and responsibilities as an agency are described under the "Other Agencies" section of the federal budget.

TVA currently receives no appropriations from Congress and funds its business using power system revenues, power financings, and other revenues.  TVA is a source of cash to the federal government.  TVA will indefinitely continue to pay the U.S. Treasury a return on the outstanding $258 million of the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment").  See Note 18 — Proprietary Capital — Appropriation Investment.

TVA also has access to a financing arrangement with the U.S. Treasury pursuant to the TVA Act.  TVA and the U.S. Treasury entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility has a maturity date of September 30, 2021, and is typically renewed annually.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  See Note 13 — Debt and Other Obligations — Credit Facility Agreements.

In the normal course of business, TVA contracts with other federal agencies for sales of electricity and other services.   Transactions with agencies of the federal government were as follows:

Related Party Transactions For the years ended, or at, September 30
	2020	2019	2018
Revenue from sales of electricity	$105	$118	$122
Other income	260	258	240
Expenditures
Operating expenses	224	222	220
Additions to property, plant, and equipment	9	10	8
Cash and cash equivalents	31	45	46
Accounts receivable, net	94	76	60
Investment funds	485	279	199
Long-term accounts receivable	27	53	46
Accounts payable and accrued liabilities	39	69	69
Long-term power bonds, net	1	—	—
Return on power program appropriation investment	6	6	5

24. Unaudited Quarterly Financial Information

A summary of the unaudited quarterly results of operations for the years 2020 and 2019 follows.  This summary should be read in conjunction with the audited consolidated financial statements appearing herein.  Results for interim periods may fluctuate as a result of seasonal weather conditions, changes in rates, and other factors.

	Unaudited Quarterly Financial Information
	2020
	First	Second	Third	Fourth	Total
Operating revenues	$2,578	$2,521	$2,251	$2,899	$10,249
Operating expenses	2,046	1,914	1,716	1,862	7,538
Operating income	532	607	535	1,037	2,711
Net income (loss)	192	255	205	700	1,352

	Unaudited Quarterly Financial Information
	2019
	First	Second	Third	Fourth	Total
Operating revenues	$2,725	$2,750	$2,604	$3,239	$11,318
Operating expenses	1,960	2,158	2,088	2,301	8,507
Operating income	765	592	516	938	2,811
Net income (loss)	423	241	165	588	1,417

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tennessee Valley Authority

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tennessee Valley Authority (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 16, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2007
Chattanooga, Tennessee
November 16, 2020

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) ("management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020.  Based on this evaluation, TVA's management, concluded that TVA's disclosure controls and procedures were effective as of September 30, 2020, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA's management, as appropriate, to allow timely decisions regarding required disclosure.

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

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the design and effectiveness of TVA's internal control over financial reporting as of September 30, 2020, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, TVA's management concluded that TVA's internal control over financial reporting was effective as of September 30, 2020.

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

(b)Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tennessee Valley Authority

Opinion on Internal Control over Financial Reporting

We have audited Tennessee Valley Authority's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). In our opinion, Tennessee Valley Authority (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and our report dated November 16, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
November 16, 2020

ITEM 9B.  OTHER INFORMATION

No Adjustments to CEO Compensation

On October 22, 2020, the People and Performance Committee (the "Committee") commissioned FW Cook to conduct an independent study of CEO compensation that provides increased direct focus on pay levels among government agencies. TVA's CEO benchmarking approach has historically considered TVA's federal agency status in both a direct and indirect manner: the direct manner has been to incorporate government agencies from Willis Towers Watson's ("WTW") Energy Services Survey into the survey sample used to develop benchmarks (four of the 31 companies in the 2019 sample were government agencies). The indirect manner has been to position CEO target total direct compensation below the 25th percentile of the market composite data even though TVA's compensation plan provides for a general target at the 50th percentile.

The independent study for 2021 seeks to further incorporate government agency pay into the market composite data via the following actions: (1) the Committee has authorized a custom survey of CEO/Principal Executive compensation at non-utility government agencies to be conducted by Willis Towers Watson and (2) the Committee will consider compensation practices from an expanded pool of government agencies and non-profit entities that participate in the WTW Energy Services Survey. The results of the independent study will be presented to the Committee in January 2021 and will be used by the Committee and TVA Board in determining Mr. Lyash's target total direct compensation for 2021.

Compensation Adjustments for Other NEOs

On November 13, 2020, Chief Executive Officer ("CEO") Jeffrey J. Lyash approved compensation adjustments for the following Named Executive Officers ("NEOs") for 2021. (Biographical information for each is set out in Item 10, Directors, Executive Officers, and Corporate Governance.) The following sets forth salary increases and incentive awards granted for 2021, effective October 1, 2020:

John M. Thomas, III
•Salary increased from $666,584 to $686,582.
•Long-term performance ("LTP") grant of $1,000,000, which will vest on September 30, 2023.
•Long-term retention ("LTR") grant of $432,000, which will vest in three equal increments on September 30, 2021, September 30, 2022, and September 30, 2023.

Michael D. Skaggs
•Salary increased from $663,400 to $689,936.
•LTP grant of $1,175,000, which will vest on September 30, 2023.
•LTR grant of $504,000, which will vest in three equal increments on September 30, 2021, September 30, 2022, and September 30, 2023.

Sherry A. Quirk
•Salary increased from $557,291 to $574,010.
•LTP grant of $695,000, which will vest on September 30, 2023.
•LTR grant of $295,000, which will vest in three equal increments on September 30, 2021, September 30, 2022, and September 30, 2023.

Timothy S. Rausch
•Salary increased from $535,600 to $551,668.
•LTP grant of $500,000, which will vest on September 30, 2023.
•LTR grant of $330,000, which will vest in three equal increments on September 30, 2021, September 30, 2022, and September 30, 2023.

No adjustments were made to any other existing elements of compensation for these NEOs for 2021.

Supplemental Compensation Plan Change to Better Align to Market

Long-Term Incentive Plan

On November 12, 2020, the CEO approved an amended and restated Long-Term Incentive Plan ("LTIP") that allows TVA to make off-cycle performance-based grants and retention grants on a pro-rated basis. A copy of the amended and restated LTIP is attached as an exhibit to this Annual Report and is incorporated herein by reference. The foregoing description is qualified in its entirety by reference to such document.

Corporate Multiplier

On November 13, 2020, the TVA Board approved the following performance measures for the Corporate Multiplier for 2021: (1) Safety, (2) Total Financing Obligations, (3) Cash Flow from Operations, (4) Net Income, (5) Jobs Created and Retained, and (6) Board Level Significant Events. These measures are described in more detail in the table below:

Performance Measure	Description	Target
Safety (Serious Injury Incident Rate)	(Number of cases X 200,000) / (Number of hours worked by TVA employees and staff augmentation contractors)	0
Total Financing Obligations	The total amount of net long-term debt (including unamortized premiums and discounts), net short-term debt, leaseback obligations, energy prepayment obligations, and variable interest entities less unbudgeted contributions to unfunded liabilities	$21,249
Cash Flow from Operating Activities	Net cash provided by operating activities as shown on TVA's Consolidated Statements of Cash Flows	$2,707
Net Income	Net income as shown on TVA's Consolidated Statements of Operations	$1,010
Jobs Created and Retained	The number of new or retained jobs in the Tennessee Valley for which TVA has played a role in the recruitment or retention of the economic development project	42,000-70,000
Board Level Significant Events	Items (both favorable and unfavorable) that the Board deems significant and that affect TVA's reputation, organizational health, or the public at large	0

The TVA Board and the CEO will jointly qualitatively assess TVA's performance and determine the final Corporate Multiplier, which will range between 0 and 1.0, after the end of 2021.

The award for certain participants in the Winning Performance Team Incentive Plan ("WPTIP") and the Executive Annual Incentive Plan ("EAIP") may be adjusted by the participant's supervisor based on an evaluation of the participant's individual achievements and performance during the year. In addition, awards may be further adjusted by the TVA Board or the CEO (1) as a result of any unusual or nonrecurring event affecting TVA or the financial statements of TVA or (2) as a result of changes in business conditions or the business strategy of TVA.

Establishment of LTIP Performance Measures and Goals for the 2021 - 2023 Performance Cycle

On November 13, 2020, the TVA Board approved LTIP performance measures for the 2021 - 2023 performance cycle. These performance measures, along with their associated weights and goals, are as follows:

2021 - 2023 LTIP Performance Cycle

Performance Measure	Weight	Threshold (50%)	Target (100%)	Maximum (150%)
Non-Fuel Delivered Cost of Power(1)	45%	3.62	3.48	3.34
Load Not Served(2)	30%	4.6	3.9	3.4
External Performance Indicators for TVA Nuclear Fleet(3)	15%	95.3	96.8	98.3
Customer Survey(4)	5%	67.3	71.3	75.3
Stakeholder Survey(5)	5%	75.2	77.7	80.2

Notes
(1)Non-Fuel Delivered Cost of Power = (Operating and Maintenance Expense + Base Capital Expense + Interest Expense + Other Expense) / Budgeted Electric Power Sales. For the 2021 - 2023 LTIP performance cycle, the Non-Fuel Delivered Cost of Power measure will be calculated using an average of the 2021, 2022, and 2023 results.
(2)Load Not Served = (Percentage of Total Load Not Served) x (Number of Minutes in the Period). The Load Not Served measure excludes events during declared major events, variances, gunfire, vandalism, and verified tornadoes and includes distributor provided load not served estimates for distributor connection point interruptions caused by TVA. For the 2021 - 2023 LTIP performance cycle, the Load Not Served measure will be calculated using an average of the 2021, 2022, and 2023 results.
(3)The External Performance Indicators for TVA Nuclear Fleet measure is calculated using a weighted combination of key performance indicators based on standard nuclear industry definitions for station performance, with the maximum obtainable being 100 points. For the 2021 – 2023 LTIP performance cycle, this measure will be based on 2023 results.
(4)For the 2021 - 2023 LTIP performance cycle, the Customer Survey metric will be a composite score of customer survey results based on responses to key survey questions related to the impact of customer experience on loyalty to TVA. This measure will be calculated using an average of the 2021, 2022, and 2023 results.
(5)For the 2021 - 2023 LTIP performance cycle, the Stakeholder Survey metric will be the average score of a survey conducted among the general public, public officials, economic development leaders, and business and community leaders in the TVA service area to assess public opinion of TVA. This measure will be calculated using an average of the 2021, 2022, and 2023 results.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The Tennessee Valley Authority Act of 1933, as amended (the "TVA Act") provides that the Tennessee Valley Authority ("TVA") will be administered by a board of nine part-time members appointed by the President of the United States ("U.S.") with the advice and consent of the U.S. Senate.  The Chair of the TVA Board of Directors ("TVA Board") is selected by the members of the TVA Board.  Under the TVA Act, to be eligible to be appointed as a member of the TVA Board, an individual (i) must be a U.S. citizen; (ii) must have management expertise relative to a large for-profit or nonprofit corporate, government, or academic structure; (iii) cannot be a TVA employee; (iv) must make a full disclosure to Congress of any investment or other financial interest that the individual holds in the energy industry; and (v) must affirm support for the objectives and missions of TVA, including being a national leader in technological innovation, low-cost power, and environmental stewardship. In addition, the President of the U.S., in appointing members of the TVA Board, must (i) consider recommendations from other public officials such as the Governors of the states in TVA's service area; individual citizens; business, industrial, labor, electric power distribution, environmental, civic, and service organizations; and the congressional delegations of the states in TVA's service area; and (ii) seek qualified members from among persons who reflect the diversity, including geographical diversity, and needs of TVA's service area.  At least seven of the nine TVA Board members must be legal residents of the TVA service area. Currently, TVA has five active TVA Board members.

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

The TVA Board as of November 16, 2020, consisted of the following five individuals with their ages and terms of office provided:

Directors	Age	Year Current Term Began	Year Term Expires
John L. Ryder, Chair(1)	71	2019	2021
Kenneth E. Allen	74	2018	2021
A.D. Frazier	76	2018	2022
William B. Kilbride	69	2019	2023
Jeff W. Smith	61	2018	2022
Note
(1) Mr. Ryder assumed the Board Chair role on August 13, 2020.

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

Executive Officers

TVA's executive officers as of November 16, 2020, their titles, their ages, and the date their employment with TVA commenced are as follows:

Executive Officers	Title	Age	Employment Commenced
Jeffrey J. Lyash	President and Chief Executive Officer	59	2019
John M. Thomas, III	Executive Vice President and Chief Financial Officer	57	2005
Michael D. Skaggs	Executive Vice President and Chief Operating Officer	60	1994
Sherry A. Quirk	Executive Vice President and General Counsel	66	2015
Timothy S. Rausch	Executive Vice President and Chief Nuclear Officer	56	2018
Susan E. Collins	Executive Vice President and Chief People and Communications Officer	54	2014
Jeannette Mills	Executive Vice President and Chief External Relations Officer	53	2020(1)
Diane T. Wear	Vice President and Controller (Principal Accounting Officer)	52	2008
Note
(1) Ms. Mills commenced employment with TVA on February 3, 2020.

    Mr. Lyash has served as TVA's President and CEO since April 2019. He previously served as the President and Chief Executive Officer of Ontario Power Generation Inc. ("OPG"), an electric utility, from August 2015 until April 2019. Prior to joining OPG, Mr. Lyash served as the President of the Power Business Unit of Chicago Bridge & Iron Company N.V., an engineering, procurement, and construction company, from July 2013 to August 2015, as Executive Vice President of Energy Supply for Duke Energy Corporation, an electric utility, from July 2012 to December 2012, and as Executive Vice President of Energy Supply for Progress Energy, Inc. ("Progress Energy"), an electric utility, from June 2010 to July 2012. Mr. Lyash joined Progress Energy (formerly Carolina Power & Light Company) in 1993 and held a number of other positions before assuming the role of Executive Vice President of Energy Supply, including Executive Vice President of Corporate Development from July 2009 to June 2010, President and Chief Executive Officer of Progress Energy Florida, Inc., from June 2006 to July 2009, Senior Vice President of Energy Delivery for Progress Energy Florida, Inc., from November 2003 to June 2006, and Vice President of Transmission for Progress Energy Carolinas, Inc., from January 2002 to October 2003. He also held a wide range of management and executive roles in Progress Energy's nuclear program, including Operations Manager, Engineering Manager, Plant Manager, and Director of Site Operations. Mr. Lyash began his career in the utility industry in 1981 and worked for Pennsylvania Power & Light before joining the U.S. Nuclear Regulatory Commission ("NRC"), where he worked from 1984 to 1993. While at the NRC, Mr. Lyash held a number of senior technical and management positions and also worked from June 1984 to May 1985 as an engineer at Browns Ferry Nuclear Plant while on loan to TVA. Mr. Lyash has served as a director for the Electric Power Research Institute ("EPRI") since 2015 and is currently Chair of the EPRI Board, and he has served as a director for Granite Construction Inc. since June 2018.

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

Mr. Rausch joined TVA in October 2018 as Senior Vice President and Chief Nuclear Officer. Before joining TVA, Mr. Rausch served as the Senior Vice President and Chief Nuclear Officer of Talen Energy Corporation from June 2015 until September 2018 and as the Senior Vice President and Chief Nuclear Officer of PPL Generation, LLC from July 2009 to June 2015. Mr. Rausch has 25 years of experience in virtually all the disciplines of the nuclear power industry, including roles as Site Vice President, Plant General Manager, and Director of Engineering. In November 2020, he was named Executive Vice President and Chief Nuclear Officer.

Ms. Collins joined TVA in May 2014 as Vice President of Human Resources, she was named Senior Vice President and Chief Human Resources Officer in February 2016, and she was named Senior Vice President, Chief Human Resources and Communications Officer in June 2019. Before joining TVA, Ms. Collins served as Senior Vice President of Human Resources for Constellation Energy Nuclear Group, LLC from 2009 to 2014 and as Vice President of Human Resources for Constellation Energy from 2008 to 2009. In November 2020, she was named Executive Vice President, Chief People and Communications Officer to reflect the broader scope of her role.

    Ms. Mills was named TVA's Executive Vice President and Chief External Relations Officer in February 2020. Most recently, from 2017 until arriving at TVA, Ms. Mills served as the Senior Vice President of Safety, Health, Environmental and Assurance for the U.S. region at National Grid Group, the United Kingdom's largest investor-owned utility. Beginning in June 2015, she served as a Commissioner on the Maryland Public Service Commission, providing regulatory oversight of gas, electric, telephone, water, sewage disposal, and transportation companies. Ms. Mills spent 25 years of her career at Baltimore Gas and Electric, starting as an associate engineer and steadily progressing through positions of increasing responsibility to ultimately serve as Vice President, Customer Operations and Chief Customer Officer from 2008 to 2013.

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

Committees of the TVA Board

The TVA Board has an Audit, Risk, and Regulation Committee established in accordance with the TVA Act.  TVA's Audit, Risk, and Regulation Committee consists of John L. Ryder and William B. Kilbride. Director Kilbride is an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934 (the "Exchange Act").

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

The TVA Board has also established the following committees in addition to the Audit, Risk, and Regulation Committee:

•Finance, Rates, and Portfolio Committee,
•External Relations Committee,
•People and Performance Committee, and
•Nuclear Oversight Committee.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis ("CD&A") provides information on the objectives, goals, and structure of TVA's executive compensation program and the 2020 compensation awarded to TVA's CEO, CFO, and three other most highly compensated executive officers serving at the end of 2020. Collectively, these officers are TVA's 2020 Named Executive Officers ("NEOs"):

Name	Title	Employed with TVA since
Jeffrey J. Lyash	President and CEO	2019
John M. Thomas, III	Executive Vice President and Chief Financial Officer	2005
Michael D. Skaggs	Executive Vice President and Chief Operating Officer	1994
Sherry A. Quirk	Executive Vice President and General Counsel	2015
Timothy S. Rausch	Executive Vice President and Chief Nuclear Officer(1)	2018
Note
(1)Effective November 13, 2020; formerly Senior Vice President and Chief Nuclear Officer
TVA's Unique Public Power Mission of Service

TVA is a corporate agency and instrumentality of the U.S. that was created in 1933 by federal legislation to provide integrated resource management of the Tennessee Valley while improving the lives of the people in the region. This congressional statute mandates a primary objective of providing reliable energy at rates that are as low as feasible; managing natural resources responsibly; and promoting economic development. The Consolidated Appropriations Act of 2005 altered the TVA Act in several key areas designed to more closely align TVA with other corporate entities, including changing its Board structure, providing for a CEO, requiring TVA to follow Securities and Exchange Commission reporting requirements, and requiring that compensation be based on prevailing compensation for similar positions in investor-owned companies as well as governmental entities. TVA's operational and financial performance have considerably improved since the transition to its current governance structure.

TVA PUBLIC POWER MISSION - TO SERVE THE PEOPLE OF THE TENNESSEE VALLEY TO MAKE LIFE BETTER

Energy
Delivering reliable, low cost, clean energy

Environment
Caring for our region's natural resources

Economic Development
Creating sustainable economic growth

MISSION OF SERVICE:

TVA CREATES VALUE FOR THE PUBLIC, NOT SHAREHOLDERS

Today, TVA operates the nation's largest public power system and is one of the largest U.S. utility companies in terms of generating capacity.

However, TVA's "Public Power" mission sets it apart from its investor-owned peers: as an instrumentality of the federal government, its mission is to serve the people of the Tennessee Valley. Profits do not go to shareholders, but rather are reinvested back into the Tennessee Valley community and the energy infrastructure that powers it. In doing so, no American tax dollars are used: TVA is self-funded, with virtually all its operations funded through revenue and power system financings.

Complexity and Scale Comparable to Investor-Owned Utilities

TVA supplies reliable power over more than 16,000 miles of transmission lines to a population of approximately 10 million people over nearly 80,000 square miles in seven states, employs nearly 10,000 people, and helps recruit and retain billions of dollars in economic development and environmental stewardship projects annually. The complexity, scale, and scope of its utility operations rival those of the largest U.S. utility companies. Unlike most of its peers, TVA is also responsible for managing and caring for many of the natural resources, including public lands and waters, in the Tennessee Valley region.

Energy Delivering reliable, low cost, clean energy

Largest Public Power Provider In the United States	36,937 MW Summer Net Capacity
2nd Largest Transmission System In high voltage lines among United States utilities More than 16,000 miles of high voltage lines and 69 interconnections with neighboring electric systems	3rd Largest Electricity Generator In the United States, based on 2019 Total Electric Generation
3rd Largest Nuclear Fleet In the United States, providing over 40 percent of the energy produced by TVA
29 Power-Generating Dams with 109 Units 3rd Largest Pumped-Storage Hydro Plant In the United States, capable of producing 1,635 megawatts of net summer capability on demand

Generating Assets –Three nuclear sites –Five coal-fired sites –29 hydroelectric sites –One pumped-storage site –Nine combustion turbine gas sites –Eight combined cycle gas sites –14 solar energy sites	Partnering with 153 Local Power Companies, Every Day We Serve
Approximately 10 Million People Served	Over 750,000 Businesses Including 56 large corporations and federal installations
Across Seven States
Managing Large, Complex Operations Safely 2020 Was One of TVA's Safest Years on Record

Environment Caring for our region's natural resources

Managing
49 Dams Hydroelectric and non-power providing 5,394 MW summer net capability	Approximately 100 Public Recreation Areas
The Tennessee River to provide year-round navigation, flood damage reduction, and affordable and reliable electricity

Caring for

Over 40,000 Miles of Rivers, Streams, and Tributaries 11,000 Miles of reservoir shoreline 293,000 Acres of reservoir land 650,000 Surface Acres of reservoir water	Water Source for more than Five Million People Using 10 Billion Gallons in the Valley every day

Economic Development Creating sustainable economic growth

Attracting Over $45.4 Billion Capital Investment in Tennessee Valley over the last five years, creating and retaining approximately 341,000 jobs	Nearly 10,000 Employees 13,800 Contractors

TVA Programs

Rural Development
Rural Leadership Institute / Rural Certified Communities

Technical Services
Site evaluations and master planning, 3D renderings, video, photography, and virtual reality

Workforce Analytics Company Research
Support communities in fulfillment of information for company prospects

Telework Technology Grant
Assistance for rural or economically distressed communities to enhance technology capabilities that support remote work opportunities

Product Development
Financial support for communities to make sites and buildings more marketable for companies to locate and grow

Community
Training & development, facilitation services, leadership training, workforce training, and young talent development

Attracting Experienced Talent Requires Competitive Pay

Talent matters, because of its high value and scarcity. Attraction and retention of talent is paramount to TVA given its complex operations and performance expectations. This important component of TVA's strategy was incorporated in the TVA Act through the requirement of competitive compensation in the Consolidated Appropriations Act of 2005. In order to fulfill its public power mission in the most effective way possible, TVA must provide market-based, competitive compensation levels to deliver superior performance and execute ambitious multi-year objectives aligned with TVA's public power mission.

TVA is one of the largest and most complex organizations in the energy services industry, with generating capacity, assets, and customer counts that surpass most of its peers. While TVA's revenue is below the median of its peer group, this is reflective of TVA's success with regard to its public service mission as one of its primary objectives is to maintain the lowest feasible rates. As noted in "Delivering Value Through Superior Performance" below, TVA's rates are below the vast majority of the top U.S. utilities. Unique to TVA, the company is also responsible for managing the Tennessee River system to provide flood control, navigation, hydroelectric generation, recreation, water quality and supply, and other benefits. Further, TVA plays the critical role of attracting and allocating a significant amount of capital back into the economic development of the Tennessee Valley. TVA successfully manages all of this with an employee count below the median employee count of its peers, demonstrating a comparatively greater efficiency.

TVA WELL-POSITIONED AGAINST PEERS*
*For information on peer group see "Compensation Setting Process Demonstrates Strong Governance - TVA Competes with Peers for Talent" below
(1)Based on data from the consecutive four quarters ending June 30, 2019 (data source S&P's Capital IQ)
(2)Based on data from the consecutive four quarters ending June 30, 2019 (data source S&P's Capital IQ)
(3)Based on preceding fiscal year end as of October 2019 (data source S&P's Capital IQ)
(4)Estimated as of October 2019 (data source SNL Energy)
(5)As of October 2019 (data source SNL Energy)

Given the nature and scale of its operations, TVA competes with large investor-owned utilities to attract and retain talent. In fact, over 70 percent of TVA executives that were externally recruited over the last five years are former employees of investor-owned utilities. Three of TVA's five NEOs, including its CEO, were formerly employed by investor-owned utilities. TVA's ability to compete with these organizations for talent has yielded success for TVA and its stakeholders.

Delivering Value Through Superior Performance

TVA's success is measured in terms of value delivered to the businesses, customers, and residents of the Tennessee Valley by providing low-cost energy, maintaining reliable, safe, and efficient infrastructure, investing in the community's economy, and managing and protecting its environmental assets. As shown below, TVA has executed on this objective year after year, making a positive impact on all of its stakeholders. Under the leadership of TVA's NEOs, TVA's employees delivered another year of performance improvements – and achieved or exceeded original 2020 plan objectives – despite the significant challenges arising from the COVID-19 pandemic.

Value Delivered to Partners and Customers
Low Rates
•Residential rates lower than 70 percent of the top 100 U.S. utilities (based on U.S. Energy Information Administration ("EIA") data for CY 2019)
•Industrial rates lower than 90 percent of the top 100 U.S. utilities (based on EIA data for CY 2019)
•Effective wholesale rates held flat, stable, and low for past seven years and through next decade
Reliable Energy
•99.999 percent transmission reliability since 2000
Strong Partnerships
•COVID-19 Pandemic Support
–Made $1.0 billion of credit support available to local power companies ("LPCs")
–Provided regulatory relief and flexibility to LPCs
–Approved a $200 million Pandemic Relief Credit that will apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA's directly served customers as a 2.5 percent monthly base rate credit during 2021
–Created Back-to-Business Credit Program with approximately $10 million in incentives to help large customers return to work at pre-pandemic levels
•Returned $163 million in bill credits to local power companies participating in Long-Term Partnership Agreements in 2020
TVA Strength and Stability
•Reduced total financing obligations ("TFO") to $21.4 billion, the lowest level in 30 years
•Organization and operations entirely self-funded since 1999

Value Delivered to the Community
Economic Development
•Named Top Utility in Economic Development by Site Selection Magazine for 15th year in a row
•Attracted or allocated more than $45.4 billion in investment into the Tennessee Valley in the last five years, with more than $8.6 billion of that in 2020 alone
•Responsible for approximately 341,000 jobs attracted or retained in the Tennessee Valley in the last five years, with approximately 67,000 of those added in 2020 despite the COVID-19 pandemic headwinds
•Supported rural communities with nearly half of TVA economic development projects tailored to meet the needs of these areas
•Contributed nearly $552 million in tax equivalent payments to states and local governments in 2020 (excluding impacts from tax equivalents related to fuel cost adjustments)
Community Organization Support
•Supported community organizations and education in the Tennessee Valley with more than $3 million in corporate giving and grants
•Distributed more than one million meals to families in need in 2020 through TVA's partnership with Feeding America
COVID-19 Pandemic Support
•Created Community Care Fund that has already provided over $2 million to charitable and community organizations, with an additional $2 million available
National Defense
•Proudly supports national defense efforts and partners with Oak Ridge National Laboratory on cutting-edge research

Value Delivered to Employees
Safety-Focused Operations
•Top decile performance in 2020 for both TVA's Serious Injury Rate and Recordable Injury Rate
–One of TVA's best safety performance years on record
•Invested in innovative trend tracking technology and employee engagement and oversight to continuously improve safety performance
Pay for Performance
•Above target at-risk incentive payouts awarded to employees for achieving company performance goals in 2020
Inclusive Culture
•Ranked as Top 10 Employer for U.S. military veteran support in the workforce - military veterans comprise nearly 20 percent of the TVA workforce
•TVA Employee Resource Groups received a 2020 Diversity Impact Award from the Association of ERGs and Councils
•Recognized as a 2020 Leading Disability Employer
•Ranked on Forbes list of America's Best Employers for 2020 and ranked No. 2 employer in Tennessee
Training and Education
•Invested in TVA's employees through training and performance improvement programs
COVID-19 Pandemic Support
•Established TVA Employee Relief Fund to support employees adversely impacted by the COVID-19 pandemic and natural disasters
Strong Labor Partnerships
•Employees and contractors are represented by 17 different labor union groups
•Extended agreements with the Trades and Labor Council for Annual Employees and North America's Building Trades Unions for 10 year periods

Value Delivered to the Public and the Environment
Sustainability
•$15 billion in cleaner, more diverse energy generation mix since 2013
•Contracted additional solar that increased total operating and contracted capacity approximately 70 percent in 2020
•Nearly 50 percent more renewable energy generation than TVA's closest regional peer
•Increased carbon-free power supply mix to 57 percent for the year ended September 30, 2020 (nearly 59 percent including the impact of TVA's energy efficiency programs)
•For CY2019, TVA's emissions of carbon dioxide were at a 55 percent reduction from 2005 levels
Power Supply Mix by Source*
      *Chart depicts both generated and purchased power within respective resource types. In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduced 2020 energy needs by about 2,300 GWh or 1.5%.
•Programs and Partnerships
–Exploring grid-scale, battery energy-storage systems, the first of which TVA expects to install in eastern Tennessee and expects to store 40 megawatt hours of energy with enough power to run more than 11,000 homes for three hours
–Established annual carbon reduction awards for top performing and most-improved companies across the Tennessee Valley
–TVA offers green programs in partnership with LPCs which allow businesses and individuals to purchase renewable energy certificates to meet their renewable energy and sustainability goals
•Published first TVA Sustainability Report in 2020
Effective Resource Management
•Prevented over $9.5 billion in potential flood damage over TVA's recorded history, with approximately $1.0 billion in potential flood damage averted in 2020 despite it being the wettest year on record
•Provides both conservation and responsible recreation, and serves as a driver for nearly $12.0 billion of annual economic activity across the Tennessee Valley each year

Public Power Mission Means Exceptional Performance with Conservative Compensation

As noted above, TVA's workforce has consistently performed at a high level in managing TVA's extensive, complex operations and delivering on its public power mission. 2020 was no exception despite the headwinds created by the COVID-19 pandemic. As a result of its high level of performance, TVA was able to fund annual and long-term incentives above target for 2020 - at 137 percent and 129 percent, respectively, of target payout. TVA is a utility company that competes with other utilities - including investor-owned utilities - for talent, but since TVA is a mission-based organization, TVA compensates its executives conservatively relative to its compensation peers. In particular, TVA's CEO is currently compensated below the 25th percentile of 2020 compensation peers. TVA's performance along with its compensation structure results in differentiated value delivered directly to the residents of the Tennessee Valley and reflects a keen focus on TVA's mission of serving those residents.

TVA's Executive Compensation Philosophy

TVA's mission is to serve the people of the Tennessee Valley to make life better. TVA aims to achieve its mission by attracting, retaining, and motivating highly qualified and committed executives to guide the organization's strategy, performance, and public power mission. TVA follows a Compensation Plan as adopted by the TVA Board in accordance with the guidance of the TVA Act.

The Compensation Plan is designed to:

•Provide market-based, competitive compensation levels so TVA can attract, retain, and motivate highly competent employees. Target total direct compensation generally is determined by reference to the 50th percentile of the relevant labor market. Executives may be positioned above or below the median based on labor market scarcity and other factors such as tenure in the role.
•Set performance goals that are aligned with TVA's strategic priorities.
•Incentivize and reward short-term and long-term performance by providing a mix of salary and performance-based short-term and long-term incentives.
•Align performance and productivity improvement at all levels by setting consistent performance goals and objectives for all levels of the organization.

The TVA Board follows these requirements of the TVA Act in designing and implementing its Compensation Plan:

•Compensation will be based on an annual survey of benchmark compensation for similar positions in private industry, including engineering and electric energy companies, publicly-owned electric companies, and federal, state, and local governments; and
•Compensation will take into account education, experience, level of responsibility, geographic differences, and retention and recruitment needs.

TVA's Executive Compensation Program Aligns Pay with Performance

Nearly two-thirds of the CEO's target direct compensation is performance-based and/or at risk, based on achievement of performance goals that further advance TVA's mission and strategic objectives. More than half of the other NEOs' target direct compensation opportunity is performance-based and at risk. This alignment of compensation with performance also results in compensation being aligned with value delivered to TVA's stakeholders, including LPCs, businesses, communities, and the economy of the Tennessee Valley.

CEO (LYASH) TARGET DIRECT COMPENSATION MIX	OTHER NEO TARGET DIRECT COMPENSATION MIX

2020 CEO Target Total Direct Compensation Is Well Below Peer Median

The TVA Act requires competitive, market-based executive compensation. Many of TVA's peers, with similarly complex and large-scale operations, are large, investor-owned utilities. The TVA Board considers TVA's federal agency status in setting compensation components and pay levels, in both a direct and indirect manner. This is done directly by incorporating government agencies into the executive compensation survey sample used to develop benchmarks, as required by the TVA Act.

CEO 2020 Total Direct Compensation at Target is below 25th percentile of 2020 market composite data
Although the TVA Board moved Mr. Lyash's pay closer to the median in 2020, its compensation decisions resulted in positioning his pay below the 25th percentile of the 2020 market composite.

The use of benchmarking data is described in detail under "Compensation Setting Process Demonstrates Strong Governance – TVA Competes With Peers For Talent" below.

The graphic below illustrates the variance between 2020 target total direct compensation for the CEO and the average 2020 target total direct compensation for the other NEOs, and the 2020 market composite 50th (median) and 25th percentiles.

CEO Compensation at a Glance

ACTUAL 2020 TOTAL DIRECT COMPENSATION EARNED

$1,058,000 BASE SALARY	$2,391,609 ANNUAL PERFORMANCE INCENTIVE under Executive Annual Incentive Plan 137 percent of target enterprise performance achieved 1.10x Individual Multiplier applied	$338,000 LONG-TERM RETENTION INCENTIVE(1) 2020 tranche of 2020 Long-Term Retention Award
Note
(1)Mr. Lyash's long-term incentives earned in 2020 reflect a partial long-term incentive award. Since Mr. Lyash joined TVA in 2019, he did not vest in any long-term performance award in 2020, and while executives typically have three overlapping retention awards (granted annually with ratable vesting over three years subject to continued employment), Mr. Lyash only had one such award outstanding in 2020.
Total Direct Compensation earned reflects the decisions made by the Committee at the end of 2020 to reward NEOs for past performance. Under Mr. Lyash's leadership in his first full year as CEO, TVA has made meaningful progress on improving its Public Power mission. The company's outperformance under key operational metrics strengthened TVA's ability to deliver low-cost and reliable energy to the Tennessee Valley. 2020 objectives were established in 2019 and despite challenges presented by the COVID-19 pandemic, TVA achieved or exceeded nearly all targeted objectives, delivering high operational, safety, and financial strength performance for 2020.
As a result of TVA's 2020 achievements, eligible TVA employees were rewarded with payouts under TVA's annual incentive plans.

KEY COMPANY PERFORMANCE METRICS
Metric(1)	Target Performance	Actual Performance	Performance Against Target
TVA Total Spend ($M)(2)	$4,847	$4,441	Exceeded stretch goal
Load Not Served (System Minutes)	3.9	2.7	Exceeded stretch goal
Annualized Nuclear Unit Capability Factor	90.9%	90.0%	Exceeded threshold goal despite challenges
Combined Cycle Equivalent Availability Factor	77.6%	84.0%	Exceeded target goal
Coal Equivalent Availability Factor	61.8%	79.4%	Exceeded target goal; ahead of 5-year plan for coal fleet
Notes
(1) See "2020 Performance Goals and Performance Achievement" below for further information on each performance metric.
(2) Total Non-Fuel Operating and Maintenance, Capital, Non-Fuel Inventory, and Cloud Implementation expenses for corporate and operational Strategic Business Unit organizations (excludes Board of Directors).

2020 TARGET TOTAL DIRECT COMPENSATION OPPORTUNITY GRANTED BELOW MARKET

17%
18%
$6,000,000
26%
39%
65%
At Risk/
Performance-Based
2020 CEO Total Direct Compensation at Target is **below 25th percentile** of 2020 market composite data
Salary
Long-Term Performance Award
Long-Term Retention Award
Annual Performance Award

Target Total Direct Compensation opportunity is forward-looking – it represents potential compensation set by the Committee at the beginning of 2020 to incentivize superior performance. Some of the $6 million opportunity was earned in 2020 (salary, annual performance award and 1/3 of the long-term retention award) while most will not be earned until future satisfaction of performance or employment conditions: Mr. Lyash will earn the long-term performance award component only upon achievement of certain performance targets at the end of the three-year performance period (September 30, 2022), and he will receive the second and third tranches of the long-term retention award opportunity only upon his continued employment on each of September 30, 2021 and September 30, 2022. See "2020 Performance Goals and Performance Achievement" below for more information on long-term incentives.

There is no minimum payment guaranteed under the annual and long-term performance awards. The amount that he will receive upon the vesting of those awards will be determined at the end of the performance periods and depends on the level of performance against preset performance goals.

OTHER COMPENSATION

Mr. Lyash was paid $1,092,000 in 2020 as the second tranche of a deferred cash recruitment and relocation incentive award under his employment offer letter. This deferred cash incentive award was intended to compensate him for amounts he forfeited from his previous employer in order to join TVA, as well as to provide some measure of substitute compensation in light of his not being eligible to receive any long-term performance incentive payments until September 2021.

Compensation Setting Process Demonstrates Strong Governance

Who Is Involved In Setting Compensation

The TVA Board, under the authority of the TVA Act, has responsibility for establishing compensation for TVA employees, including the NEOs. The TVA Board is directed under Section 2 of the TVA Act to establish a plan that specifies all compensation (such as salary and any other pay, benefits, incentives, or other form of remuneration) for the CEO and TVA employees.

The TVA Act also provides that:

•The TVA Board will annually approve all compensation (such as salary and any other pay, benefits, incentives, or other form of remuneration) for all managers and technical personnel who report directly to the CEO (including any adjustment(s) to compensation);
•On the recommendation of the CEO, the TVA Board will approve the salaries of employees whose salaries would be in excess of Level IV of the Executive Schedule of the U.S. Government ($170,800 in 2020); and
•The CEO will determine the salary and benefits of employees whose annual salary is not greater than Level IV of the Executive Schedule ($170,800 in 2020).

Under the authority of the TVA Act, the TVA Board, its People and Performance Committee (the "Committee"), and individual TVA Board members are involved in compensation matters. The TVA Board has taken the following actions to delegate authority with respect to executive compensation:

•The TVA Board has delegated to the TVA Board Chair, in consultation with the Committee and with input from individual members of the TVA Board, the authority to evaluate and rate the CEO's performance during the year, and the authority to approve any payout to the CEO under the EAIP, based on, among other things, the CEO's evaluated performance during the year.
•The TVA Board has authorized the CEO to set or adjust compensation for present or future direct reports within a compensation range of 80 percent to 110 percent of the target total direct compensation, as well as to approve the parameters under which such executives may participate in certain supplemental benefit plans such as TVA's Supplemental Executive Retirement Plan ("SERP"), provided that the CEO may not finally set or adjust such compensation until the TVA Board members have been notified of the proposed compensation and given the opportunity to ask the Committee, or the full TVA Board, to review the proposed compensation before it becomes effective.
•The TVA Board has delegated to the CEO, in consultation with the Committee and with input from individual members of the TVA Board, the authority to approve the individual performance goals for the CEO's direct reports and the authority to evaluate and rate the performance of the CEO's direct reports during the year against such performance goals.
•The TVA Board has delegated to the CEO the authority to approve, or delegate to others the authority to approve, all personnel and compensation actions for which the TVA Board is responsible but has not reserved for itself.
•The Committee is responsible for oversight of executive compensation pursuant to the Compensation Plan and review of this Compensation Discussion and Analysis.

Role of Compensation Consultant

The Committee engaged the independent consulting firm Frederic W. Cook & Co., Inc. ("FW Cook") in 2020 to determine the peer group and the benchmarking process, and to help evaluate competitive compensation. The Committee assessed certain independence factors and determined the firm's work raised no potential conflict of interest.

    The following chart sets forth the roles of the TVA Board, Board Chair, Committee, and CEO in setting compensation for the NEOs.

What	When	How
Compensation Governance	Typically April	–Committee reviews and evaluates independent compensation consultant. –Committee reviews TVA Compensation Plan, peer group, and benchmarking process and recommends any changes to the TVA Board.
	Typically August	–TVA Board reviews and approves any changes.
Corporate Multiplier (WPTIP/EAIP)	Typically October	–CEO evaluates and assesses performance results compared to target goals. –CEO recommends corporate multiplier (reviewed by the Committee) for TVA Board approval.
	Typically October - November	–Committee reviews and recommends to the TVA Board.
	Typically November	–TVA Board reviews and approves.
Long-Term Incentive Plan ("LTIP")	Typically October	–CEO evaluates performance and recommends LTIP payout percentage (reviewed by Committee) for TVA Board approval.
	Typically October - November	–Committee reviews and recommends LTIP payout percentage.
Typically November
–TVA Board reviews and approves the LTIP payout percentage.
–The TVA Board has the discretionary authority to review the results of performance measures and goals and to approve any adjustments to payouts in appropriate circumstances.

Executive Schedule ("ES") Level IV	Typically October - November
–The list of employees (excluding CEO and Inspector General ("IG")) whose salaries would be above ES Level IV is made available to the Committee and other TVA Board members.
–Proposed delegation for the CEO to approve the list is reviewed prior to presentation for TVA Board approval.

Typically November
–TVA Board approves, on recommendation of CEO, the salaries of employees (excluding CEO and IG) whose annual salary would be above ES Level IV ($170,800 for 2020).
–Approval of employee list has been delegated annually to CEO (2008 – 2020).

CEO Compensation Adjustment	Typically October
–Committee reviews the compensation consultant's benchmarking and market analysis report.
–Committee decides whether to recommend compensation adjustments for the CEO (recommends to the full TVA Board, if applicable).

	Typically November	–TVA Board reviews and approves at the November Board meeting, if applicable.
CEO Annual Performance Goals	Mid-July to September 30
–Board Chair reviews and discusses with CEO performance goals for the next fiscal year.
–Board Chair consults with appropriate TVA Board committee.
–Board Chair solicits input from individual TVA Board members.

CEO Performance Evaluation	September – October
–Individual TVA Board members complete CEO performance assessment and return to Compensation.
–Compensation summarizes comments and information and presents to the Board Chair.
–Board Chair consults with Committee.
–Board Chair informs EVP, Chief People and Communications Officer he/she has:
•Evaluated the CEO's performance
•Determined the EAIP award
–Board Chair and Committee Chair jointly inform CEO of his/her performance evaluation.

CEO Executive Annual Incentive Plan ("EAIP") Award	Typically October
–Board Chair obtains input from TVA Board members, consults with Committee, and approves any payout, or adjustments to payout, to the CEO under the EAIP.
–Informs EVP, Chief People and Communications Officer via memo.

Compensation Discussion and Analysis ("CD&A")	August – November	–Committee reviews and recommends inclusion in TVA's Annual Report on Form 10-K.
CEO Direct Reports	Typically October	–Committee receives and discusses CEO direct reports' performance report and compensation.
CEO Direct Report ("DR") Compensation	October/November
–CEO determines compensation adjustments for CEO direct reports. The TVA Board has delegated this responsibility to the CEO for the CEO direct reports within an approved range (80-110 percent of market total direct compensation).
–CEO reviews CEO direct reports performance with Committee and informs TVA Board members of compensation adjustments under consideration prior to approving the compensation adjustments.
–CEO notifies EVP, Chief People and Communications Officer of approved compensation adjustments via memo.

TVA Competes with Peers for Talent

A fundamental goal of TVA's executive compensation program is to attract, retain, and motivate the highly competent talent necessary to manage TVA's complex operations and achieve superior performance. TVA competes for this talent with large investor-owned energy companies, and thus TVA needs to offer compensation programs that are competitive with those peers.

Use of Market Data and Benchmarking

TVA generally determines target total direct compensation for executives based on the relevant labor market. After compiling market compensation for the positions at the beginning of 2020, the Committee, with assistance from FW Cook, used the information to:

•Assess target compensation level and incentive opportunity competitiveness; and
•Determine appropriate target compensation levels and incentive opportunities to maintain the desired degree of market competitiveness taking into consideration other factors such as experience, skill set, performance, and internal parity.

The relevant labor market for most of TVA's executives, including the NEOs, consists of both private and publicly-owned companies in the energy services industry that have similar revenue and scope as TVA. Each year, the TVA Board's compensation consultant recommends a peer group for approval by the Committee. For 2020 compensation opportunities, TVA's market data was determined based on a review of executive compensation survey data and proxy peer group data. For the survey-based analysis, TVA referenced a sample from the 2019 Willis Towers Watson Energy Services Executive Compensation Database consisting of (i) 27 investor-owned utilities with revenues greater than or equal to $3.0 billion plus (ii) four additional government entities. Data from this sample were further regressed to TVA's size based on revenue. For NEO roles, the survey analysis was supplemented with public compensation data from a separate proxy peer group of investor-owned utilities. The Committee reviews the proxy peers annually to ensure continued appropriateness, including comparable business content and model, company size measured primarily by revenue and assets, and other refining factors such as generating capacity, number of employees, and number of customers. When making compensation decisions for 2020, the Committee reviewed peer group data, which is shown below. At that time, TVA was centrally-positioned within the current peer group: the primary financial metrics, revenue and assets, are positioned near the median, while secondary metrics are balanced, with generating capacity above the 75th percentile, customers near the 75th percentile, and employee count near the 25th percentile.

TVA REVENUE VS PEERS(1) ($MMs)	TVA ASSETS VS PEERS(2) ($MMs)	GEN CAPACITY VS PEERS(3) (000s MW)	TVA EMPLOYEE COUNT VS PEERS(4)	TVA CUSTOMER COUNT VS PEERS(5) (000s)

Notes
(1)Based on data from the consecutive four quarters ending June 30, 2019 (data source S&P's Capital IQ)
(2)Based on data from the consecutive four quarters ending June 30, 2019 (data source S&P's Capital IQ)
(3)Based on preceding fiscal year end as of October 2019 (data source S&P's Capital IQ)
(4)Estimated as of October 2019 (data source SNL Energy)
(5)As of October 2019 (data source SNL Energy)

For executives with both proxy and survey benchmarks, competitive comparisons were made relative to a "market composite" or an average of the survey and proxy data.

List of Compensation Peer Companies

The following chart outlines the companies that constituted the survey sample and proxy peer group used to benchmark NEO compensation for 2020:

Company	Investor Owned Utilities with Revenue Greater than or Equal to $3.0 Billion Which Participated in 2019 Willis Towers Watson Energy Services Survey	Government Entities Which Participated in 2019 Willis Towers Watson Energy Services Survey	Proxy Peer Group of Investor Owned Utilities
AES Corp.	■		■
Alliant Energy	■
Ameren	■		■
American Electric Power Co., Inc.	■		■
CenterPoint Energy, Inc.	■		■
CMS Energy Corp.	■		■
Consolidated Edison	■		■
Dominion Energy	■		■
DTE Energy Co.	■		■
Duke Energy Corp.	■		■
Edison International	■		■
Energy Northwest		■
Entergy Corp.	■		■
Evergy	■
Eversource Energy	■		■
Exelon Corp.	■		■
FirstEnergy Corp.	■		■
JEA		■
NextEra Energy, Inc.	■		■
NiSource	■		■
NRG Energy			■
Omaha Public Power		■
Pacific Gas and Electric Co.	■		■
Pinnacle West Capital	■
PPL Corp.	■		■
Public Service Enterprise Group Inc.	■		■
Salt River Project		■
Sempra Energy	■		■
Southern Company	■		■
Vistra Energy	■		■
WEC Energy	■
Xcel Energy	■		■

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

2020 Executive Compensation Program Components

Total Direct Compensation

In setting executive compensation each year, the Committee focuses on Total Direct Compensation ("TDC"), which includes those compensation elements that incentivize future performance or reward past performance. TDC is comprised of annual salary, annual incentive award under the Executive Annual Incentive Plan ("EAIP"), Long-Term Performance ("LTP") award, and Long-Term Retention ("LTR") award.

Each year, two key compensation decisions are made with respect to NEO compensation: (1) the amount of the TDC opportunity to grant, which is forward-looking, incentivizes the NEO to perform, and is determined towards the beginning of the fiscal year, and (2) the amount of TDC earned, which rewards the NEO for prior performance and (other than salary) is determined at the end of the year. The TDC components and weightings for TDC opportunities granted to the NEOs in 2020 are summarized below and described in the sections that follow. Since TVA is a governmental entity that issues no equity, all direct compensation is denominated and paid out in cash.

Compensation Component And % of Target Total Direct Compensation	Objective	Key Features
Annual Salary	Provides fixed base level of compensation to executives to encourage hiring and retention of qualified individuals
•Annual salary is determined by reference to median (50th percentile) for similar positions at other companies in TVA's peer group or above the median (50th to 75th percentile) for positions affected by market scarcity, recruitment and retention issues, and other business reasons.
•Typically reviewed annually to consider changes in benchmark salaries and/or exceptional individual merit performances.

Executive Annual Incentive Plan (EAIP)	Incentivizes performance by providing at-risk compensation tied to attainment of pre-established performance goals for the fiscal year
•Annual incentive payouts are based on the results of enterprise goals as determined from year to year by the TVA Board or the CEO, as applicable. Annual incentive payouts may be impacted by a corporate multiplier or adjusted by the TVA Board or CEO, as applicable, based on the evaluation of performance during the year.
•Target annual incentive opportunities increase with position and responsibility and are based in part on the opportunities other companies in TVA's peer group provide to those in similar positions.
•Typically reviewed annually to consider changes in benchmark annual incentives.

Long-Term Incentive Plan (LTIP)
•Participation is limited to key positions that have the ability to significantly impact the long-term financial and/or operational objectives critical to TVA's overall success.
•LTP awards are granted annually with a three-year vesting cycle. Awards are variable at-risk opportunities based on achievement against performance goals established at the beginning of the three-year performance period.
•The Committee's policy is for approximately 70 to 80 percent of each executive's total long-term incentive opportunity to be in the form of performance-based awards
•LTR awards may be granted annually and will vest and pay out in three equal increments annually over three years, subject to the participant being employed through such dates, but are payable upon death or disability if earlier on a pro-rated basis.
•Since TVA issues no equity, TVA offers retention awards to be competitive with the industry marketplace for talent, providing a retention incentive similar to restricted stock or restricted stock units. These grants are intended to encourage executives to remain with TVA and to provide, in combination with salary, EAIP, and LTP grants, a competitive level of total direct compensation.
•The Committee's policy is for approximately 20 to 30 percent of each executive's total long-term incentive opportunity be retention-oriented.

Long-Term Performance Award (LTP)	Incentivizes performance by providing at-risk compensation tied to attainment of pre-established performance goals over a three-year performance period
Long-Term Retention Award (LTR)	Incentivizes retention by providing retention-based grants that are tied to a three-year vesting schedule

Setting Competitive Compensation Amounts and Opportunities Relevant to Labor Market

Salary

Annual salary is determined by reference to median (50th percentile) for similar positions at other companies in TVA's peer group. Reference above the median (50th to 75th percentile) may be used for positions affected by market scarcity, recruitment and retention issues, and other business reasons. Salary levels are typically reviewed annually to consider changes in benchmark salaries and/or exceptional individual merit performances.

Incentive Opportunities

The incentive opportunities for the NEOs are set at levels that (i) are competitive with the relevant labor market, with target total direct compensation generally determined by reference to the 50th percentile of the relevant labor market, and (ii) result in approximately 70 to 80 percent of each executive's total long-term incentive opportunity in the form of performance-based awards and approximately 20 to 30 percent of each executive's total long-term incentive opportunity in the form of retention awards.

Long-term incentive awards are intended to provide a similar pay component as equity-based compensation at peer investor-owned utilities. Since TVA does not issue equity, the compensation program cannot provide a component similar to equity awards that capture long-term value, reflect the continuing efforts of executives, and have the potential for significant appreciation. As a result, TVA's long-term incentives are not necessarily intended to match market pay levels.

Target annual incentive opportunities increase with position and responsibility to hold management accountable for delivery of results and are based in part on the opportunities other companies in TVA's peer group provide to those in similar positions. Incentive opportunities are typically reviewed annually to consider changes in benchmark annual and long-term incentives. The Committee reviews peer benchmark information by position for each component of pay as well as for overall total direct compensation.

Non-Direct Compensation Elements

Retirement Benefits

TVA provides its NEOs with retirement benefits through its qualified plans as well as through a non-qualified supplemental executive retirement plan ("SERP") in order to provide compensation beginning with retirement or termination of employment (if vesting requirements are satisfied), with enhanced compensation for certain executives to provide an additional incentive for hiring and retention of qualified individuals.

    TVA sponsors a qualified defined benefit plan ("pension plan") and a qualified defined contribution plan ("401(k) plan"), which are administered by the TVA Retirement System ("TVARS"). The availability of, and level of benefits provided by, these qualified plans are comparable to similar qualified plans provided by companies in TVA's peer group.

In addition to its qualified retirement plans, TVA has a SERP for selected executives who are critical to the ongoing success of the enterprise. TVA's SERP is a non-qualified plan that provides supplemental pension benefits at compensation levels that are higher than the limits specified by IRS regulations for qualified pension plans. The provision of such non-qualified plans to executives is a common practice among companies in TVA's peer group. The purpose of the SERP is to:

•Provide a competitive retirement benefit level that cannot be delivered solely through TVA's qualified retirement plans due to Internal Revenue Service ("IRS") limitations, and
•Provide a benefit level (as a percentage replacement of pre-retirement pay) that is more comparable to that of employees who are not subject to the IRS limitations.

More information regarding these retirement benefits is found following the Pension Benefits Table.

Health and Other Benefits

TVA offers a group of health and other benefits (medical, dental, vision, life and accidental death and disability insurance, and long-term disability insurance) that are available to a broad group of employees. The NEOs are eligible to participate in TVA's health benefit plans and other non-retirement benefit plans on the same terms and at the same contribution rates as other TVA employees.

In order to recruit high-quality talent, TVA may offer recruitment and sign-on bonuses as well as relocation assistance and reimbursement. In 2020, Mr. Lyash received the second of three annual installments of a recruitment and relocation incentive that was part of his employment offer. This incentive, which was intended in part to compensate Mr. Lyash for forfeited compensation from his prior employer, vests and is payable as long as Mr. Lyash remains employed by TVA on the applicable vesting dates. The second and largest installment was paid to Mr. Lyash on September 30, 2020, in the amount of $1,092,000.

Mr. Rausch earned $350,000 in 2020 pursuant to the Performance Incentive Arrangement award opportunity that was granted to him in connection with his employment agreement in 2018. The award opportunity was granted in order to compensate Mr. Rausch for incentive awards forfeited upon joining TVA but were payable subject to the CEO's evaluation of Mr. Rausch's performance. In 2020, Mr. Rausch also earned the second and final $100,000 payment of a recruitment and relocation incentive that was a part of his employment offer. More details regarding these payments are set forth in Mr. Rausch's compensation scorecard under "2020 Pay Decisions – 2020 NEO Pay Decisions and Compensation Scorecards" below.

2020 Performance Goals and Performance Achievement

A significant portion of each NEO's compensation is based on company performance and influenced by individual performance achievements. As a result, a majority of NEO compensation is at-risk, providing incentive for the executive to achieve superior performance for TVA and for the businesses, communities, and residents it serves, both in the short term and in the years to come.

Incentive compensation is provided to NEOs under the Executive Annual Incentive Plan ("EAIP") and the Long-Term Incentive Plan ("LTIP"). Each incentive award is described below.

Executive Annual Incentive Plan

All TVA employees participate in an annual incentive program (subject to eligibility requirements), since every employee contributes to the success of TVA and the execution of its Public Power mission. While the metrics used for annual incentives are the same for all employees, they are provided under two plans: the Winning Performance Team Incentive Plan ("WPTIP") provides for annual incentive awards for eligible non-executives, and the EAIP provides for annual incentive awards for eligible executives, including the NEOs. The EAIP is designed to encourage and reward executives for successfully achieving annual financial and operational goals. For 2020, each NEO's annual incentive payment was calculated as follows:

EAIP Amount	=	Annual Salary	×	Annual Target Incentive Opportunity	×	Percent of Opportunity Achieved (0% to 150%)	×	Corporate Multiplier (0 to 1.00)	×	Individual Performance Multiplier (0% to 150%)

Each component of this calculation is discussed below (except for annual salary, which is discussed above).

Annual Target Incentive Opportunity

The TVA Board and Mr. Lyash evaluated the appropriateness of the EAIP award opportunities for the CEO and other NEOs, respectively, and made no changes for 2020. Accordingly, target EAIP award opportunities of the NEOs for 2020 were as follows:

Named Executive Officers	2020 Target Annual Incentive Opportunity(1)
Mr. Lyash	150%
Mr. Thomas	80%
Mr. Skaggs	80%
Ms. Quirk	70%
Mr. Rausch	70%
Note
(1)Represents a percent of each NEO's salary.

2020 Incentive Plan Performance Metrics
The metrics used to measure performance under the WPTIP and EAIP are the same for all TVA employees. These metrics tie directly to key enterprise metrics used by senior management in its annual budget and strategic planning process, which in turn tie directly to the achievement of TVA's strategic objectives and mission. The 2020 WPTIP and EAIP metrics and goals were set out in an organizational scorecard ("TVA Enterprise Scorecard") applicable to all employees. The 2020 performance measures, along with the weighting ascribed to each, are shown below as a percentage of the total WPTIP/EAIP award opportunity at target-level performance.

2020 WPTIP/EAIP METRICS	The 2020 WPTIP/EAIP metrics are described in detail below.

TVA Total Spending
What this measures: TVA's ability to keep costs low
Total Non-Fuel Operating and Maintenance, Capital, Non-Fuel Inventory, and cloud Implementation expenses for corporate and operational Strategic Business Unit organizations (excludes Board of Directors).
Why Is This Metric Used? Supports the overall TVA goal of maintaining costs and managing rates based on spending levels approved by TVA management and the TVA Board.

Load Not Served
What this measures: Transmission system outages that affect TVA customers
Load Not Served ("LNS") is a measure of the magnitude and duration of transmission system outages that affect TVA customers expressed in System Minutes. An automatic customer interruption with a duration of one minute or greater is tracked as an LNS event. LNS events caused by TVA on a distributor system will also count as a TVA event even if the TVA system remains energized. LNS excludes interruptions due to declared Major Events, Variances, Gunfire, Vandalism, and verified Tornadoes.

Why Is This Metric Used?
An automatic customer interruption with a duration of one minute or greater is tracked as a LNS event. We manage this critical indicator to reduce the impact of customer outages.

Nuclear Unit Capability Factor
What this measures: Nuclear plant availability
Nuclear Unit Capability Factor is the ratio of available energy generation, which excludes events outside of management control, over a given period of time to the reference energy generation over the same time period.
Why Is This Metric Used? Monitors progress in attaining high unit and energy production reliability.

Combined Cycle Equivalent Availability Factor
What this measures: Combined cycle plant reliability
Combined Cycle Equivalent Availability Factor ("EAF") reflects the percentage of time over a given period that a generating unit was available to generate power for TVA combined cycle generating assets, based on Generating Availability Data System ("GADS") event reporting guidelines for megawatt hour losses. Combined Cycle EAF excludes events classified as outside management control and variances.
Why Is This Metric Used? Combined Cycle EAF focuses on ensuring TVA combined cycle generating assets are available and reliable to meet system demand.

Coal Equivalent Availability Factor
What this measures: Coal plant reliability
Coal EAF reflects the percentage of time over a given period that a generating unit was available to generate power for TVA coal-fired generating assets, based on GADS event reporting guidelines for megawatt hour losses. Coal EAF excludes events classified as outside management control and variances.
Why Is This Metric Used? Coal EAF focuses on ensuring TVA coal generating assets are available and reliable to meet system demand.

In setting the goal for each metric, consideration is given to TVA's historic performance, its strategic business plan priorities and strategic benchmarking goals, customer and stakeholder feedback, environmental and regulatory concerns and goals, and the competitive environment. Achievement of the target goal would result in a 100 percent payout with respect to that goal. A threshold goal is also set for each metric, so that no payout would occur with respect to metrics that fail to achieve that threshold. Additionally, a stretch goal for each metric is set to incentivize and reward exceptional performance. Linear interpolation is used for results between threshold and stretch goals.

2020 Executive Annual Incentive Plan Results

The performance results on the 2020 TVA Enterprise Scorecard are set forth below. Performance resulted in a 137 percent payout (on a scale from 0 percent – 150 percent payout).

TVA'S 2020 EAIP PERFORMANCE

Corporate Multiplier Allows TVA Board to Adjust for Overall Performance

As in previous years, the TVA Board approved the use of a corporate multiplier for the 2020 Winning Performance/EAIP program. The corporate multiplier ranges between 0 and 1.0x and can be used only for purposes of reducing the amount of the award. For 2020, the TVA Board determined that the corporate multiplier should be 1.0x based on the following:
•Industry-leading safety performance
•Continued strong fiscal responsibility, including reducing debt to the lowest level in three decades and achieving long-range TFO goal three years ahead of plan
•Restored service safely and efficiently after two major tornadoes and averted major flooding during third straight year of historic rainfall totals
•Strengthened customer relationships, including 93 percent of LPCs signing 20-year Partnership Agreements with TVA and $163 million in savings returned to local power company partners through a wholesale bill credit
•Achieved outstanding results despite unprecedented challenges associated with the COVID-19 pandemic

Why does the TVA Board use a multiplier?

The multiplier allows the TVA Board to qualitatively assess the organization's performance, emphasizing the importance of safety, financial health, reputation and economic development.

Corporate Multiplier Factors

Metric	Definition	Why Is This Metric Used?
Safety – Serious Injury Incident Rate (SIIR)	A mathematical calculation used by Edison Electric Institute that quantifies the extent of injury for serious injuries and fatalities from events within the control of the employee and/or the employer.	TVA shares a professional and personal commitment to protect the safety of its employees, its contractors, its customers, and those in communities that TVA serves.
Total Financing Obligations (TFO)	All statutory debt and other financing obligations.	TVA's TFOs are driven by its business plan and reflects the application of financial guiding principles. Focusing on this measure will improve TVA's fiscal performance and strengthen TVA's balance sheet.
Cash Flow from Operating Activities	Amount of cash generated from power production and other mission-related activities and generally defined as Operating Revenues received less cash payments made for Operating Expenses.	Cash Flow from Operating Activities is considered a key indicator of overall financial health as it measures TVA's ability to use cash received from customers to sufficiently fund outgoing cash expenditures.
Net Income	Net earnings derived by adjusting revenues for the cost of doing business.	Standard accounting measure that provides a view of TVA's financial performance position.
Jobs Created and Retained	Measures the number of new or retained jobs in the Tennessee Valley for which TVA has played a role in the recruitment or retention of the economic development project.	Tracks its progress using an industry standard measure. Jobs Created and Retained is a measure that economic developers can speak to and easily understand, and an established tracking mechanism is in place to measure TVA's economic development efforts.
Board Level Significant Events	Includes items deemed significant by the TVA Board of Directors. These items may affect TVA's reputation with its customers and its stakeholders, the organizational health of the workforce, or its impact on the public at large. Both favorable and unfavorable events will be considered.	An incentive pay program, by design, cannot cover the entire scope of activities that could occur during a given cycle. This measure allows the TVA Board to deem certain reputational, environmental, or other items as significant impacts to TVA's business. Items that may be considered significant (either favorably or unfavorably) include customer survey results, stakeholder survey results, key indicators of organizational health, environmental events, or other major events not covered in other performance measures.

Based on the performance of the 2020 corporate multiplier measures, the TVA Board determined to apply a 1.0x multiplier, or no reduction to the calculated Winning Performance/EAIP payout.

CORPORATE MULTIPLIER MEASURES (0.0 – 1.0x MULTIPLIER)

BETTER PERFORMANCE →

Target

Includes impact of partnership credits

Actual

Component		Target	Actual
Safety – Serious Injury Incident Rate		0.00	0.03
Financial Health	Total Financing Obligations & Liabilities ($B)*	$21.6	$21.1
	Operating Cash Flow ($M)*	$3,514	$3,636
	Net income ($M)*	$1,396	$1,352
Jobs Created & Retained		50k - 75k	67,431
Board Level Significant Events		0	0

- Top decile safety performance
- Lowest debt levels in three decades
- Above target cash flow
- Solid net income results during period of economic uncertainty
- Job creation and retention above target

2020 CORPORATE MULTIPLIER = 1.0

Note
(1)Includes impact of partnership credits. Partnership credits are wholesale bill credits provided to local power company customers who are party to 20-year Partnership Agreements with TVA. For more information see Item 1, Business — Rates.

Individual Performance Multiplier Reinforces Pay for Performance
Annually, individual goals for the NEOs are established at the beginning of each performance cycle. These goals tie to the achievement of TVA's mission and strategic objectives. A 50 percent weighting is assigned to business goals, and a 50 percent weighting is assigned to leadership competencies. No numerical measures are assigned to the goals. Rather, at the end of the performance period, the CEO assesses the performance of the other NEOs and informs the Committee of his decision on a multiplier for each NEO. For the CEO Individual Performance Multiplier, each TVA Board member assesses the CEO's performance at the end of a performance period on a scale of 1–5, with "5" representing superior performance. Results of the assessment are provided to the TVA Board Chair who, after consultation with the Committee, determines the multiplier to be applied to the CEO.

For 2020, the NEOs were evaluated on individual performance goals and the following leadership competencies:

Leadership Competencies
Inspiring Trust and Engagement	Continuous Improvement	Vision, Innovation, & Strategic Execution	Leadership Courage
Accountability and Driving Results	Adaptability	Business Acumen	Effective Communication
	Building Organizational Talent	Leveraging Diversity

The 2020 individual multipliers and award payouts to the NEOs under the 2020 EAIP are described under each executive's compensation scorecard under "2020 Pay Decisions - 2020 NEO Pay Decisions and Compensation Scorecards" below and reported in the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.

Long-Term Incentive Compensation

Certain executives in critical positions, including the NEOs, participate in the company's long-term compensation plans. These individuals make decisions that significantly influence the development and execution of TVA's long-term strategic objectives. As such, awards under TVA's Long-Term Incentive Plan are designed to reward executives for sustainable success. Since long-term success is supported by a commitment to continued employment, the NEOs are incentivized to remain with the company through the cliff vesting feature of the long-term performance awards and through long-term retention awards.

LONG-TERM AWARDS REWARD LONG-TERM SUCCESS	LONG-TERM INCENTIVE AWARDS

•Enterprise-wide performance criteria that are directly aligned with TVA's mission
•"Cumulative" performance approach to measure performance achieved over a three-year period with a new three-year performance cycle beginning each year
•Potential payment range of 0 percent to 150 percent of target incentive opportunity to enable awards that are commensurate with performance achievements
•Award opportunities established for each performance cycle at or below median levels of competitiveness with TVA's peer group
•Long-term performance awards vest upon the completion of the three-year performance period, contingent upon continued employment through vesting date and subject to achievement of performance goals
•Long-term retention awards vest in one-third increments over three years, contingent upon continued employment on each vesting date

30%
CEO
70%
32%
OTHER NEOs
68%
2020–2022 Target LT Performance Award
2020 Target LT Retention Award

The TVA Board and Mr. Lyash evaluated the appropriateness of the long-term incentive award opportunities for the CEO and other NEOs, respectively. For 2020, the value of both the long-term performance award and the long-term retention awards were increased from 2019 levels for each NEO so that Total Direct Compensation moved closer to market median, following a review of benchmarking and individual performance and reflective of increased tenure. Accordingly, target long-term incentive award opportunities of the NEOs for 2020 were as follows:

Named Executive Officers	2020–2022 LTP(1)	Value at target	% Increase from 2019–2021 LTP target value		2020 LTR(1)	Value at target	% Increase from 2019 LTR award value
Mr. Lyash	221.3%	$2,341,000	15.7%	(2)	95.8%	$1,014,000	N/A(3)
Mr. Thomas	147.0%	$980,000	11.4%		63.0%	$420,000	10.5%
Mr. Skaggs	149.2%	$990,000	1.0%		64.7%	$429,000	2.1%
Ms. Quirk	124.7%	$695,000	1.5%		53.3%	$297,000	2.4%
Mr. Rausch	93.4%	$500,000	23.7%		61.6%	$330,000	90.5%
Notes
(1)Represents a percent of each NEO's salary.
(2)Since Mr. Lyash joined TVA in 2019, the second performance year under the 2019–2021 LTP, his payout under that award will be prorated to reflect his service for two-thirds of the performance period.
(3)Mr. Lyash did not receive a LTR award in 2019.

Long-Term Performance Awards

TVA's executive compensation program provides for an annual grant of a long-term performance award with a three-year performance period. During 2020, there were three overlapping LTP awards:

2018–2020 LTP Award	Granted October 1, 2017	Vested September 30, 2020
2019–2021 LTP Award	Granted October 1, 2018	Vesting September 30, 2021
2020–2022 LTP Award	Granted October 1, 2019	Vesting September 30, 2022

The performance metrics and threshold, target, and stretch goals for each metric are determined annually by the TVA Board. Following the TVA Board's approval of performance achievement at the end of each three-year performance period, awards are paid out in cash early in the subsequent fiscal year. Target performance provides for a 100 percent payout opportunity, performance below threshold provides for no payout, performance at threshold provides for a 50 percent payout opportunity, and performance at stretch provides for a 150 percent payout opportunity. Linear interpolation is used for results between threshold and stretch goals. The TVA Board can use its discretion to adjust the final payout for each NEO's LTP award based on the evaluation of the NEO's individual achievements, peer group comparisons, and performance over the performance cycle.

LTP Incentive Amount	=	Target Value	×	Percent of Opportunity Achieved (0% to 150%)

For the three-year performance period ended September 30, 2020, the TVA Board previously approved three overall long-term incentive measures of TVA performance to be applied to all participants in the LTIP. The 2018–2020 performance measures, along with the weighting ascribed to each, are shown below as a percentage of the total LTP award opportunity at target-level performance.

2018-2020 LTP PERFORMANCE METRICS	The 2018–2020 LTP metrics are described in detail below.

40%
30%
30%
Non-Fuel Delivered Cost of Power
Load Not Served
External Measures

Non-Fuel Delivered Cost of Power
What this measures: Non-fuel expenses (cents/kWh)

The Non-Fuel Delivered Cost of Power performance measure is a financial measure. The Non-Fuel Delivered Cost of Power measure is equal to the sum of (i) non-fuel operating and maintenance ("O&M") expense, (ii) base capital expense, (iii) interest expense, and (iv) other expense divided by budgeted electric power sales.

Why Is This Metric Used?
This measure drives performance through activities that management can control. It aligns with TVA's strategic objective of maintaining low rates and focuses on aligning O&M with revenue. Non-Fuel Delivered Cost of Power supports retail rate objectives and aligns to the Business Plan commitment.

Load Not Served
What this measures: Transmission system outages that affect TVA customers

Load Not Served ("LNS") is a measure of the magnitude and duration of transmission system outages that affect TVA customers expressed in System Minutes. An automatic customer interruption with a duration of one minute or greater is tracked as an LNS event. LNS events caused by TVA on a distributor system will also count as a TVA event even if the TVA system remains energized. LNS excludes interruptions due to declared Major Events, Variances, Gunfire, Vandalism, and verified Tornadoes.

Why Is This Metric Used?
An automatic customer interruption with a duration of one minute or greater is tracked as a Load Not Served ("LNS") event. TVA manages this critical indicator to reduce the impact of customer outages.

External Measures
What this measures: External perception and reputational events

•External Nuclear Performance Indicators Index – Weighted combination of key nuclear performance indicators based on standard nuclear industry definitions for station performance.
•Stakeholder Survey – Conducted among the general public, public officials, economic development leaders, and business/community leaders in the TVA service area to assess public opinion of TVA.
•Customer Survey – Annual survey of LPCs and Direct-Serve Customers ("DSC") focused on better understanding customer loyalty and related performance drivers.
•Media Tone – Measures the percent of positive and balanced media coverage out of total TVA news coverage.
Why Is This Metric Used? Targets for these measures represent incremental improvement in external perceptions of TVA's performance and brand.

Consistent with its public power mission, TVA's long-term performance metrics include the results of surveys that assess the external reputation and perception of TVA and TVA's effectiveness in carrying out its mission and strategic objectives. These metrics reflect TVA's focus on meeting or exceeding customer expectations and identifying areas for continuous improvement.

In setting the goal for each metric, the TVA Board considers budgeted amounts in the company's approved business plans, actual performance in recent years, and level of achievability. The TVA Board also considers TVA's strategic business plan priorities and strategic benchmarking goals, customer and stakeholder feedback, environmental and regulatory concerns and goals, and the competitive environment. Achievement of the target goal would result in a 100 percent payout opportunity with respect to that goal. A threshold goal is also set for each metric, so that no payout would occur with respect to metrics that fail to achieve that threshold. Additionally, a stretch goal for each metric is set to incentivize and reward exceptional performance. Linear interpolation is used for results between threshold and stretch goals.

2018–2020 LTP Award Performance Results

The performance results on the 2020 TVA Enterprise Scorecard are set forth below. Performance resulted in a payout of 129 percent of target opportunity.

2018–2020 Long-Term Performance Scorecard

BETTER PERFORMANCE
Component and Weighting
Threshold
(0% Payout)
Target
(100% Payout)
Stretch
(150% Payout)
2018–2020
LTP Payout
Non-Fuel Delivered
Cost of Power
(FY19–20)(1)
40%
3.20
3.57
3.43
3.29
150% (Max)
129%
100% (Target)
Load Not Served
(FY18–20)(2)
30%
3.2
4.8
4.0
3.6
External Measures
(FY18-20)(3)
30%
86.4
81.6
89.4
97.1
Individual external metrics (with weighting as % of External Measures)
External Nuclear
Performance Indicators
Index (FY20) %
25%
85.1
89.5
92.0
94.5
Media Tone %
15%
85.3
85.7
89.3
92.7
Stakeholder Survey %
15%
78.2
80.8
82.2
83.5
Customer Survey %
15%
70.7
68.3
71.0
73.7
Board Level
Significant Events
30%
0
-2
0
2

Notes
(1)On August 22, 2018, the TVA Board approved replacing the Wholesale Rate Excluding Fuel measure with Non-Fuel Delivered Cost of Power for the 2018–2020 performance cycle because the Wholesale Rate Excluding Fuel measure has not historically reflected TVA's financial performance. For the 2018–2020 LTIP performance cycle, the Non-Fuel Delivered Cost of Power measure was calculated using the average of 2019 and 2020 results.
(2)For the 2018–2020 LTIP performance cycle, the Load Not Served measure was calculated using an average of the 2018, 2019, and 2020 results. The target Load Not Served measure is the average of the rates for 2018, 2019 and 2020 that were set forth in the approved business plans for 2016, 2017, and 2018, respectively.
(3)For the 2018–2020 LTIP performance cycle, the External Measures metrics were calculated using an average of the 2018, 2019, and 2020 results (except for the External Nuclear Performance Indicators measure, which was based on 2020 results).

In reviewing the 2018–2020 performance period, the TVA Board considered strong performance in several areas, including key areas where performance exceeded target expectations:

✓ TVA's debt is at the lowest level in three decades; TVA paid down $1.4 billion in debt in 2020
✓ Achieved and surpassed strategic goal of reducing debt to $21.8 billion by 2023
✓ Sustained $800 million in annual operating costs savings
✓ TVA's financial position is the strongest it has been in decades and is setting a path to keep base rates stable for the next decade
✓ Strong transmission system reliability performance

However, in light of several external measures that failed to meet threshold targets, the TVA Board determined that on balance the calculated payout appropriately reflected executive performance in executing on TVA's long-term priorities, and did not exercise its discretion to adjust the calculated payout. Payouts to the NEOs for the 2018–2020 LTP Award are described under each executive's compensation scorecard under "2020 Pay Decisions – 2020 NEO Pay Decisions and Compensation Scorecards" below and reported in the Summary Compensation Table under "Non-Equity Incentive Plan Compensation."

2019–2021 Outstanding LTP Performance Cycle

The TVA Board previously approved the following overall LTP measures of TVA performance for all participants for the three-year cycle ending September 30, 2021 (awards to be paid in November 2021):
Notes
(1)The metrics have the same definition as for the 2018–2020 LTP awards.
(2)For the 2019–2021 LTIP performance cycle, the Non-Fuel Delivered Cost of Power measure will be calculated using an average of the 2019, 2020, and 2021 results.
(3)For the 2019 – 2021 LTIP performance cycle, the Load Not Served measure will be calculated using an average of the 2019, 2020, and 2021 results.
(4)For the 2019 – 2021 LTIP performance cycle, the External Measures metrics will be calculated using an average of the 2019, 2020, and 2021 results (except for the External Nuclear Performance Indicators measure, which will be based on 2021 results).

2020–2022 Outstanding LTP Performance Cycle

In October 2019, the TVA Board approved the following overall LTP measures of TVA performance for all participants for the three-year cycle ending September 30, 2022 (awards to be paid in November 2022):

Notes
(1) For the 2020 - 2022 LTIP performance cycle, the Non-Fuel Delivered Cost of Power measure will be calculated using an average of the results for each of 2020, 2021, and 2022.
(2) For the 2020 - 2022 LTIP performance cycle, the Load Not Served measure will be calculated using an average of the results for each of 2020, 2021, and 2022.
(3) For the 2020 - 2022 LTIP performance cycle, the External Nuclear Performance Indicators measure will be calculated based on 2022 results.
(4) For the 2020 - 2022 LTIP performance cycle, the External Measures metrics will be calculated using an average of results for each of 2020, 2021, and 2022.

Non-Fuel Delivered Cost of Power and Load Not Served have the same definition as for the 2018–2020 LTP awards. External Nuclear Performance Indicator Index was kept a measure but is no longer a component of External Measures. Additionally, Board Level Significant Events has been removed as a metric under External Measures since the Long-Term Incentive Plan program design gives the TVA Board discretion in its review of the results and determination of payout. The remaining External Measures for the 2020–2022 LTP awards are the same as those for the 2018–2020 LTP awards. The External Measures for the 2020–2022 LTP awards, together with their weighting and targets, are as follows:

2020–2022 LTP Award External Measures
Long-Term Retention Awards
As a corporate agency of the U.S., TVA does not have equity securities that it can use to provide stock awards, options, or other equity-based awards as compensation for its employees. The purpose of the retention awards under the LTIP is to provide a retention incentive similar to restricted stock or restricted stock units. These grants are intended to encourage executives to remain with TVA and to provide, in combination with salary, EAIP, and LTP grants, a competitive level of total direct compensation. Grants are generally effective as of October 1 and will become one-third vested on each subsequent September 30 or upon death, disability, or retirement if earlier on a pro-rated basis. Each award will be paid in a lump sum within two months of vesting.

2020 Long-Term Retention Award Grant

Following the market assessment conducted by FW Cook, effective October 1, 2019, TVA granted LTR awards to the NEOs. These awards vest in three equal tranches on September 30, 2020, September 30, 2021, and September 30, 2022. The amounts of these awards are set forth under "Long-Term Incentive Compensation" above.

2020 Vesting of Outstanding Retention Awards

In 2020, three LTR awards were outstanding for each NEO, other than the CEO for whom only the 2020 LTR was outstanding. Each of these awards vested one-third on September 30, 2020. The vesting schedule for the three LTR awards outstanding in 2020 is set forth below. LTR awards that vested in 2020 are described under "2020 NEO Pay Decisions and Compensation Scorecards" below and are also reported in the Summary Compensation Table under "Non-Equity Incentive Plan Compensation."

Note
(1)Mr. Lyash did not receive a 2018 LTR grant or 2019 LTR grant.

2020 Pay Decisions

2020 CEO Pay Decisions Overview

CEO PAY EARNED IN 2020

Base Salary	$1,058,000
Annual Performance Incentive under Executive Annual Incentive Plan	$2,391,609	137 percent of target enterprise performance achieved Reflects Individual Performance Multiplier of 1.10x
Long-Term Retention Incentive	$338,000	2020 tranche of 2020 LTR award

Each year, the Committee makes two key compensation decisions with respect to CEO compensation: the amount of TDC opportunity (which is forward-looking and incentivizes the CEO to perform), and the amount of TDC earned (which rewards the CEO for his prior performance).

2020 CEO Total Direct Compensation Opportunity

The Total Direct Compensation opportunity granted to Mr. Lyash in 2020 is illustrated below. Based on a review of 2020 compensation peer data, Mr. Lyash's increasing tenure with TVA, and his performance, the Committee increased each component of Mr. Lyash's TDC over 2019 levels.

CEO 2020 TARGET TOTAL DIRECT COMPENSATION OPPORTUNITY

Notes
(1)Mr. Lyash did not receive a LTP grant in 2019 since he joined TVA in April 2019 and LTP awards at that time were only granted effective October 1. Amount shown for 2019 represents a 2019 – 2021 LTP award that he was granted effective October 1, 2019, under which his payout will be prorated two-thirds to reflect his service during two of the three performance years.
(2)Mr. Lyash did not receive a LTR grant in 2019.

Although the TVA Board moved Mr. Lyash's pay closer to the median in 2020, its compensation decisions resulted in positioning his total direct compensation at target below the 25th percentile of the 2020 market composite data.

2020 CEO TARGET TOTAL DIRECT COMPENSATION OPPORTUNITY BELOW MARKET(1)
Note
(1)Target market assessment effective October 2019 and included market composite of WTW database and proxy peer group.

2020 CEO Total Direct Compensation Earned

The Total Direct Compensation that Mr. Lyash received for 2020 reflected company and individual performance that exceeded targets. Mr. Lyash was not eligible to receive any payments under any LTP award in 2020; his first LTP award, the 2019–2021 LTP award, vests September 30, 2021; payout under this award will be prorated two-thirds to reflect his service during two of the three performance years.

CEO 2020 TOTAL DIRECT COMPENSATION EARNED

The award that Mr. Lyash received reflected an Individual Performance Multiplier of 1.10x. The Committee and TVA Board were extremely pleased with Mr. Lyash's performance, which they believe would typically warrant a maximum Individual Performance Multiplier of 1.50x. However, given the factors described in more detail in Mr. Lyash's scorecard under "2020 NEO Pay Decisions and Compensation Scorecards," the Committee and TVA Board exercised their discretion to reduce the multiplier to 1.10x.

In addition to Total Direct Compensation Earned (as shown in the table above), Mr. Lyash was paid $1,092,000 in 2020 as the second tranche of a recruitment and relocation incentive under his employment offer letter. This incentive was intended to compensate him for amounts he forfeited from his previous employer in order to join TVA, as well as to provide some measure of substitute compensation in light of his not being eligible to receive any LTP incentive payments until September 2021.

Why Total Compensation Earned Differs From Compensation Reported
2020 CEO TOTAL COMPENSATION COMPONENTS
•Amounts are estimates of the pension/SERP benefits earned for service during the prior year, determined using assumptions consistent with those used in the financial statements in this Annual Report, set forth in Note 21 - Benefit Plans.

Unlike the amounts reported in the Summary Compensation Table, Mr. Lyash's Total Direct Compensation Earned represents the annual pay decisions by the Committee that specifically reflect its assessment of the company's performance and individual performance and reward the employee for satisfaction of incentive award conditions (enterprise performance and continued employment). Other elements included in the Summary Compensation Table, such as changes in pension values and vesting of recruitment and relocation incentives, are excluded from Total Direct Compensation Earned because they do not relate to performance and are outside the scope of the Committee's annual pay decisions. The Committee therefore believes that Total Direct Compensation Earned renders a more accurate and up-to-date reflection of its assessment of performance.

2020 CEO Pay Ratio Lowest Among Peers

As reflected above, TVA's CEO target Total Direct Compensation is low compared to its 2020 compensation peer group on an absolute basis but is also low compared to its peers in the context of organizational pay ratios. As discussed fully under "CEO Pay Ratio Disclosure", the pay ratio of the total compensation for Mr. Lyash to the median TVA employee was approximately 53 to 1 for 2020. Based on TVA's 2020 pay ratio and the pay ratio disclosed in its peers' most recent public disclosures, TVA has the lowest margin between CEO and median employee compensation. Peers used are those shown under Proxy Peer Group of Investor Owned Utilities in the "List of Compensation Peer Companies."

2020 CEO PAY RATIO VS. PEERS

125:1
100:1
75:1
50:1
25:1
0
53:1
75:1
97:1
CEO
Pay Ratio
Market
25th Percentile
Market
50th Percentile

2020 NEO Pay Decisions and Compensation Scorecards

The following pages show each NEO's 2020 Total Direct Compensation earned, 2020 TDC opportunities granted, and the Committee's (or the CEO's in the case of NEOs other than the CEO) rationale for those pay decisions.

JEFFREY J. LYASH President and CEO Joined TVA April 2019
2020 TOTAL DIRECT COMPENSATION EARNED
$3,787,609
Base Salary. Mr. Lyash's salary was increased 15 percent to $1,058,000 for 2020, reflecting outstanding performance and positioning to a more competitive base salary. This amount is below the 25th percentile of the 2020 compensation peer group median.
EAIP Payment Earned. Based on Mr. Lyash's superior performance and overall rating of 5 out of 5, TVA's guidelines for applying an individual performance multiplier to annual incentive awards would have provided the highest individual performance multiplier of 1.50x to his 2020 EAIP award. Consideration of three issues were included in making the final decision. These are the execution of the ongoing Information Technology transition initiative and the use of H1-B Visa workers in that process, progress in resolving TVA's supplier relationship with Memphis Light, Gas & Water, and nuclear fleet progress in improving performance. Also, considered was Mr. Lyash's strength of demonstrated recovery in all three areas of concern. After taking these into consideration, and applying discretion, Mr. Lyash's individual performance multiplier was reduced from 1.50x to 1.10x. Based on TVA's guidelines, a 1.10x is at the bottom of the range for a 5 performance rating and in the middle of the range for a 4 rating.
Long-Term Incentives Earned
Long-Term Performance Award Earned. Mr. Lyash did not participate in the 2018–2020 LTP program, and thus did not receive any LTP payout in 2020.
Long-Term Retention Award Earned. Mr. Lyash earned $338,000 in 2020 as the first tranche of his 2020 LTR program award of $1,014,000. The 2020 LTR award vests ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2020–2022 Long-Term Performance Award Opportunity. Effective October 1, 2019, Mr. Lyash was granted a 2020–2022 LTP program award with a target opportunity of $2,341,000, which will vest on September 30, 2022. Actual payout will depend on performance against targets at the end of the three-year performance period.
2020 Long-Term Retention Award Opportunity. Effective October 1, 2019, Mr. Lyash was granted a 2020 LTR program award of $1,014,000 that vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2020 as described above.
Other Compensation
Recruitment and Relocation Incentive. Mr. Lyash was paid $1,092,000 in 2020 as the second tranche of a recruitment and relocation incentive under his employment offer letter. This incentive was intended to compensate him for amounts he forfeited from his previous employer in order to join TVA, as well as to provide some measure of substitute compensation in light of his not being eligible to earn any long-term performance incentive payments until September 2021.

2020 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•TVA debt was reduced to the lowest level in 30 years and to the level committed to OMB three years ahead of plan significantly lowering interest expenditures.
•The reliability of the transmission system and of the nuclear, gas, coal, and hydroelectric generation fleets all improved. This strong fleet performance reduced fuel and purchased power costs while continuing to reduce TVA's environmental footprint.
•Operating and Maintenance costs were also lowered, helping to offset the revenue reduction caused by the global pandemic.
•The aggregate impact of these achievements was that TVA not only held rates flat but returned $163 million to LPCs participating in the long-term Partnership Agreement during 2020.
•These achievements also enabled TVA to deliver a wide range of pandemic support programs to LPCs, businesses, and communities that lessened their burden and helped businesses across the Tennessee Valley recover.
•The performance achieved in 2020 is expected to help keep rates flat again next year and allow an additional Pandemic Relief Credit of $200 million in 2021.
•This performance places TVA base rates plus fuel at their lowest level in over a decade. In the public power model, the benefits of this performance do not accrue to shareholders; rather, they flow directly to the people TVA serves and now more than ever at the time they need it most.
•Mr. Lyash's highest rated competencies were adaptability, effective communication, business acumen, accountability and driving for results, and leveraging diversity.

JOHN M. THOMAS, III Executive Vice President and Chief Financial Officer Joined TVA November 2005
2020 TOTAL DIRECT COMPENSATION EARNED
$2,876,994
Base Salary. Mr. Thomas' salary was increased three percent to $666,584 for 2020, reflecting outstanding performance and positioning to maintain a competitive base salary.
EAIP Payment Earned. Organizational performance under the TVA EAIP Scorecard exceeded target for all but one measure, resulting in a 137 percent payout percentage. Company performance under the TVA Corporate Multiplier measures was strong for nearly all measures despite the challenges presented by COVID-19. As a result, the TVA Board approved a 1.0x Corporate Multiplier.
The CEO approved an Individual Performance Multiplier of 1.0x for Mr. Thomas for 2020. Based on Mr. Thomas' strong performance and overall rating of 4 out of 5, TVA's guidelines for applying an individual performance multiplier to annual incentive awards would have provided for an individual performance multiplier of up to 1.2x to his 2020 EAIP award. Consideration of the execution of the ongoing Information Technology transition initiative and the use of H1-B Visa workers in that process led the CEO to approve a 1.0x multiplier for Mr. Thomas. Based on TVA's guidelines, a 1.0x is at the bottom of the range for a 4 performance rating.
Long-Term Incentives Earned
Long-Term Performance Awards Earned. Organizational performance under the 2018–2020 LTP program was stronger than expected in key operational measures, resulting in significantly lower than expected Non-Fuel Delivered Cost of Power and Load Not Served. However, several external measures failed to meet threshold targets. In light of improvements in other key performance areas, such as financial health, the TVA Board determined that the 129 percent calculated payout appropriately reflected executive performance in executing on TVA's long-term priorities and did not exercise its discretion to adjust the payout.
Long-Term Retention Awards Earned. Mr. Thomas earned $383,334 in 2020 upon the vesting of the 2020 tranches of his 2018, 2019, and 2020 LTR program awards. The LTR awards vest ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2020–2022 Long-Term Performance Award Opportunity. Effective October 1, 2019, Mr. Thomas was granted a 2020–2022 LTP program award with a target opportunity of $980,000, which will vest on September 30, 2022. The actual payout of the award will depend on performance against targets at the end of the three-year performance period.
2020 Long-Term Retention Award Opportunity. Effective October 1, 2019, Mr. Thomas was granted a 2020 LTR program award of $420,000 that vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2020 as described above.

2020 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•Executed CFO function at exceptionally high level and assumed leadership responsibility for technology and innovation units in 2020
•Responded swiftly to significant revenue loss presented by the COVID-19 pandemic by working across the organization to reduce O&M expense and adjust capital spending
•Effectively managed TVA liquidity, access to debt markets and liability management activities to maintain TVA's strong financial position and lower interest expense
•Executed major bond issuance with TVA attaining the lowest interest rate in its history
•Led efforts whereby TVA reduced debt to lowest level in 30 years – target debt level reduction achieved three years ahead of plan
•Successfully implemented the Long-Term Partnership Agreements, which returned $163 million to participating LPCs in 2020
•Developed and championed additional COVID-19 pandemic-related financial support response in the form of $1.0 billion in LPC credit support, direct fund matching to communities through the Community Care Fund, and business support through the Back-to-Business Credit program
•Established innovation agenda through which TVA has implemented an aggressive and innovative solar program that has resulted in substantial expansion of TVA's solar portfolio without adversely impacting rates

MICHAEL D. SKAGGS Executive Vice President and Chief Operating Officer Joined TVA February 1994
2020 TOTAL DIRECT COMPENSATION EARNED
$2,813,695
Base Salary. Mr. Skaggs's salary was increased seven percent to $663,400 for 2020, reflecting outstanding performance and positioning to maintain a competitive base salary.
EAIP Payment Earned. Organizational performance under the TVA EAIP Scorecard exceeded target for all but one measure, resulting in a 137 percent payout percentage. Company performance under the TVA Corporate Multiplier measures was strong for nearly all measures despite the challenges presented by COVID-19. As a result, the TVA Board approved a 1.0x Corporate Multiplier.
The CEO approved an Individual Performance Multiplier of 1.10x for Mr. Skaggs for 2020 given his exemplary performance, including those considerations noted under 2020 Individual Performance Highlights.
Long-Term Incentives Earned
Long-Term Performance Awards Earned. Organizational performance under the 2018–2020 LTP program was stronger than expected in key operational measures, resulting in significantly lower than expected Non-Fuel Delivered Cost of Power and Load Not Served. However, several external measures failed to meet threshold targets. In light of improvements in other key performance areas, such as safety, the TVA Board determined that the 129 percent calculated payout appropriately reflected executive performance in executing on TVA's long-term priorities and did not exercise its discretion to adjust the payout.
Long-Term Retention Awards Earned. Mr. Skaggs earned $383,000 in 2020 upon the vesting of the 2020 tranches of his 2018, 2019, and 2020 LTR program awards, respectively. The LTR program awards vest ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2020–2022 Long-Term Performance Award Opportunity. Effective October 1, 2019, Mr. Skaggs was granted a 2020–2022 LTP program award with a target opportunity of $990,000 which will vest on September 30, 2022. Actual payout will depend on performance against targets at the end of the three-year performance period.
2020 Long-Term Retention Award Opportunity. Effective October 1, 2019, Mr. Skaggs was granted a 2020 LTR program award of $429,000 that vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2020 as described above.

2020 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•First and foremost, led the operational teams to the best industrial safety performance in TVA history, with Serious Injury Rate improving to industry top decile and OSHA Injury Rate improving to industry top decile
•Led improvement efforts for critical support functions of supply chain, environmental programs, and security in 2020
•Led significant improvement of non-nuclear generation fleet performance in 2020, exceeding aggressive goals and contributing to lower fuel costs and considerable savings to customers
•Continuously improved transmission reliability in 2020, setting industry performance standards, and resulting in more reliable and higher-quality power delivery to industrial customers, LPCs, and communities
•Executed the Grid 2023 program, which is focused on building the integrated energy system of the future, on schedule and on budget

SHERRY A. QUIRK Executive Vice President and General Counsel Joined TVA February 2015
2020 TOTAL DIRECT COMPENSATION EARNED
$2,253,150
Base Salary. Ms. Quirk's salary was increased three percent to $557,291 for 2020, reflecting strong performance and positioning to maintain a competitive base salary.
EAIP Payment Earned. Organizational performance under the TVA EAIP Scorecard exceeded target for all but one measure, resulting in a 137 percent payout percentage. Company performance under the TVA Corporate Multiplier measures was strong for nearly all measures despite the challenges presented by COVID-19. As a result, the TVA Board approved a 1.0x Corporate Multiplier.
The CEO approved an Individual Performance Multiplier of 1.0x for Ms. Quirk for 2020 given her strong performance, including those considerations noted under 2020 Individual Performance Highlights.
Long-Term Incentives Earned
Long-Term Performance Award Payments Earned. Organizational performance under the 2018–2020 LTP program was stronger than expected in key operational measures, resulting in significantly lower than expected Non-Fuel Delivered Cost of Power and Load Not Served. However, several external measures failed to meet threshold targets. In light of improvements in other key performance areas, such as safety, the TVA Board determined that the 129 percent calculated payout appropriately reflected executive performance in executing on TVA's long-term priorities and did not exercise its discretion to adjust the payout.
Long-Term Retention Award Payments Earned. Ms. Quirk earned $290,667 in 2020 upon the vesting of the 2020 tranches of her 2018, 2019, and 2020 LTR program awards, respectively. The LTR program awards vest ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2020–2022 Long-Term Performance Award Opportunity. Effective October 1, 2019, Ms. Quirk was granted a 2020–2022 LTP program award with a target opportunity of $695,000, which will vest on September 30, 2022. Actual payout will depend on performance against targets at the end of the three-year performance period.
2020 Long-Term Retention Award Opportunity. Effective October 1, 2019, Ms. Quirk was granted a 2020 LTR program award of $297,000 that vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2020 as described above.

2020 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•Effectively led the activities of the Office of the General Counsel ("OGC") across multiple areas of law, including nuclear, regulatory, commercial, environmental, litigation, employment, natural resources, and others
•Served a critical role as an insightful and prudent advisor to the Enterprise Leadership Team and to the TVA Board
•Supported the TVA Board in developing and implementing a number of changes intended to strengthen the company's governance and improve transparency
•Led OGC's critical role in the development of the Long-Term Partnership Proposal and Flexibility Program that was overwhelmingly adopted by local power companies
•Collaboratively restructured the legal department to align with the enterprise's focus of allocation of resources to risks
•Counseled enterprise through a variety of novel legal challenges
•Played key role in developing the basis and structure of the portfolio of COVID-19 pandemic-related programs delivered across the TVA service area
•Made a positive impact on the TVA workforce with actions to strengthen the TVA Ethics Program and TVA Diversity and Inclusion Program
•Led the OGC creation and execution of the OGC pro-bono legal support initiative which launched in Memphis, Tennessee and is already positively impacting lives

TIMOTHY S. RAUSCH Executive Vice President and Chief Nuclear Officer (effective November 13, 2020; formerly Senior Vice President and Chief Nuclear Officer) Joined TVA October 2018
2020 TOTAL DIRECT COMPENSATION EARNED
$1,216,990
Base Salary. Mr. Rausch's salary was increased three percent to $535,600 for 2020, reflecting strong performance and positioning to maintain a competitive base salary.
EAIP Payment Earned. Organizational performance under the TVA EAIP Scorecard exceeded target for all but one measure, resulting in a 137 percent payout percentage. Company performance under the TVA Corporate Multiplier measures was strong for nearly all measures despite the challenges presented by COVID-19. As a result, the TVA Board approved a 1.0x Corporate Multiplier.
The CEO approved an Individual Performance Multiplier of 1.0x for Mr. Rausch for 2020 given his strong performance, including those considerations noted under 2020 Individual Performance Highlights.
Long-Term Incentives Earned
Long-Term Retention Award Payments Earned. Mr. Rausch earned $167,750 in 2020 upon the vesting of the 2020 tranches of his 2019 and 2020 LTR program award. The LTR program award vests ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2020–2022 Long-Term Performance Award Opportunity. Effective October 1, 2019, Mr. Rausch was granted a 2020–2022 LTP program award with a target opportunity of $500,000, which will vest on September 30, 2022. Actual payout will depend on performance against targets at the end of the three-year performance period.
2020 Long-Term Retention Award Opportunity. Effective October 1, 2019, Mr. Rausch was granted a 2020 LTR program award of $330,000 that vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2020 as described above.
Other Compensation
Performance Incentive Arrangement. Mr. Rausch earned $350,000 in 2020 pursuant to the Performance Incentive Arrangement ("PIA") award opportunity that was granted to him in connection with his employment agreement in 2018. The award opportunity was granted in order to compensate Mr. Rausch for incentive awards forfeited upon joining TVA but were payable subject to the CEO's evaluation of Mr. Rausch's performance. Given his strong performance, including those considerations noted under 2020 Individual Performance Highlights, Mr. Rausch received his maximum opportunity under the PIA award.
Recruitment and Relocation Incentive. Mr. Rausch was paid $100,000 in 2020 as the second and final tranche of a recruitment and relocation incentive under his employment offer letter.

2020 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•Led strong TVA nuclear fleet progress towards best-in-class operation
•Developed and implemented Nuclear Excellence Plan, resulting in stronger nuclear fleet performance
•Led Extended Power Uprate program at Browns Ferry Nuclear plant that increased cost effective power output by 14 percent and received nuclear industry recognition for project excellence
–Browns Ferry Nuclear Unit 1 completed the longest continuous operating run in its history
•Led four major nuclear plant refueling outages involving thousands of workers, with three completed under budget and two completed on schedule despite challenges presented by the COVID-19 pandemic
–Sequoyah Nuclear Plant, Unit 2, completed its outage in 23 days, which is top quartile performance and contributed to lower fuel costs
•Led the organization in achieving the industry's first Early Site Permit for Small Modular Reactors, which is a critical milestone in the development of this future zero carbon generating resource

CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K, TVA is providing the following information regarding the annual total compensation of TVA's CEO position and the annual total compensation of the median employee of the company:

•The total compensation for the CEO position for 2020 was $7,297,233.
•For 2020, the median employee's annual total compensation was $136,920.

Based on this information, the pay ratio of the total compensation for the CEO position to the median employee was approximately 53 to 1.

To identify the median employee and to determine the annual total compensation of the median employee, TVA took the following steps:

•TVA selected September 30, 2020, as the date on which to identify its median employee. On September 30, 2020, TVA's employee population (including full-time, part-time, and temporary employees) consisted of 9,942 individuals located in the U.S.
•In order to identify the median employee from its employee population, TVA compared the compensation that would be included in Box 5 (Medicare Wages and Tips) of Form W-2, which includes salary, overtime, and incentive compensation, for the period from October 1, 2019 to September 30, 2020. Box 5 compensation was used as it is representative of the compensation received by all employees and is readily available and objective.
•After identifying its median employee, TVA calculated that employee's compensation for 2020 as though that compensation were being calculated for purposes of the Summary Compensation Table, resulting in annual total compensation of $136,920.

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

Executive Compensation Tables and Narrative Disclosures

Summary Compensation and Grants of Plan-Based Awards

The following table provides information on compensation earned by each of the NEOs in 2020 (and 2019 and 2018, as applicable).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)		All Other Compensation(4)	Total
Jeffrey J. Lyash	2020	$1,058,000	$—	$2,729,609		$2,271,647		$1,237,977	$7,297,233
President and Chief	2019	445,846	380,000	861,969	(5)	5,970,873	(6)	504,835	8,163,523
Executive Officer
John M. Thomas, III	2020	$666,584	$—	$2,210,410		$980,220		$21,000	$3,878,214
Executive Vice President	2019	648,208	52,500	1,804,797	(7)	1,076,752	(8)	20,625	3,602,882
and Chief Financial Officer	2018	629,023	—	1,692,318	(9)	173,723	(10)	20,250	2,515,314
Michael D. Skaggs	2020	$663,400	$—	$2,150,295		$1,609,999		$12,600	$4,436,294
Executive Vice President	2019	614,692	52,500	1,716,194	(11)	2,017,130	(12)	12,375	4,412,891
and Chief Operating Officer	2018	520,951	—	1,422,133	(13)	320,678	(14)	12,150	2,275,912
Sherry A. Quirk	2020	$557,291	$—	$1,695,859		$360,648		$25,200	$2,638,998
Executive Vice President	2019	540,751	47,250	1,441,756	(15)	401,540	(16)	24,750	2,456,047
and General Counsel	2018	511,254	—	1,288,900	(17)	207,166	(18)	24,300	2,031,620
Timothy S. Rausch	2020	$535,600	$—	$1,031,390		$106,428		$159,794	$1,833,212
Executive Vice President	2019	502,000	—	713,750	(19)	72,784	(20)	255,735	1,544,269
and Chief Nuclear Officer
(1) The 2020 data is outlined in the table below.

BONUS

	Jeffrey J. Lyash	John M. Thomas, III	Michael D. Skaggs	Sherry A. Quirk	Timothy S. Rausch
LTP Scorecard Adjustment	$—	$—	$—	$—	$—
Sign-on Bonus	—	—	—	—	—
Total	$—	$—	$—	$—	$—

(2) The 2020 data is outlined in the table below.

NON-EQUITY INCENTIVE PLAN COMPENSATION

	Jeffrey J. Lyash	John M. Thomas, III	Michael D. Skaggs	Sherry A. Quirk	Timothy S. Rausch
EAIP	$2,391,609	$730,576	$799,795	$534,442	$513,640
LTP	—	1,096,500	967,500	870,750	—
LTR 2018-03(A)	—	116,667	100,000	95,000	—
LTR 2019-02(B)	—	126,667	140,000	96,667	57,750
LTR 2020-01(C)	338,000	140,000	143,000	99,000	110,000
Performance Incentive Arrangement ("PIA")(D)	—	—	—	—	350,000
Total	$2,729,609	$2,210,410	$2,150,295	$1,695,859	$1,031,390
Notes
(A) LTR grant representing the third tranche of the LTR award effective October 1, 2017.
(B) LTR grant representing the second tranche of the LTR award effective October 1, 2018.
(C) LTR grant representing the first tranche of the LTR award effective October 1, 2019.
(D) Represents the maximum amount payable for the second payment of the PIA.

(3) The 2020 data is outlined in the table below.

CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS

	Jeffrey J. Lyash	John M. Thomas, III	Michael D. Skaggs	Sherry A. Quirk	Timothy S. Rausch
Increase under TVARS Plans	$—	$34,401	$55,129	$—	$—
Increase under SERP	2,271,647	945,819	1,554,870	360,648	106,428
Total	$2,271,647	$980,220	$1,609,999	$360,648	$106,428

(4) The 2020 data is outlined in the table below.

ALL OTHER COMPENSATION

	Jeffrey J. Lyash	John M. Thomas, III	Michael D. Skaggs	Sherry A. Quirk	Timothy S. Rausch
401(k) Matching Contribution	$12,600	$12,600	$12,600	$12,600	$12,600
Non-Elective 401(k) Contribution	12,600	8,400	—	12,600	12,600
Recruitment/Relocation Incentive	1,092,000	—	—	—	100,000
Relocation Benefits	120,777	—	—	—	34,594
Total	$1,237,977	$21,000	$12,600	$25,200	$159,794

(5) Represents $861,969 awarded under the EAIP.
(6) Reflects increase of $5,970,873 under the SERP.
(7) Represents $660,630 awarded under the EAIP, $817,500 awarded under the LTIP, and 326,667 awarded under the LTR.
(8) Reflects increases of $60,304 under the Cash Balance Pension and $1,016,448 under the SERP.
(9) Represents $653,452 awarded under the EAIP, $772,200 awarded under the LTIP, and $266,666 awarded under the LTR.
(10) Reflects increases of $27,604 under the Cash Balance Pension and $146,119 under the SERP.
(11) Represents $575,360 awarded under the EAIP, $817,500 awarded under the LTP, and $323,334 awarded under the LTR.
(12) Reflects increases of $91,600 under the Cash Balance Pension and $1,925,530 under the SERP.
(13) Represents $540,800 awarded under the EAIP, $648,000 awarded under the LTIP, and $233,333 awarded under the LTR.
(14) Represents increases of $49,607 under the Cash Balance Pension and $271,071 under the SERP.
(15) Represents $439,340 awarded under the EAIP, $735,750 awarded under the LTP, and $266,666 awarded under the LTR.
(16) Reflects increases of $401,540 under the SERP.
(17) Represents $464,100 awarded under the EAIP, $604,800 awarded under the LTIP, and $220,000 awarded under the LTR.
(18) Reflects an increase of $207,166 under the SERP.
(19) Represents $406,000 awarded under the EAIP, $57,750 awarded under the LTR, and $250,000 awarded under a Performance Incentive Arrangement.
(20) Reflects an increase of $72,784 under the SERP.

The following table provides information on non-equity incentive plan opportunities and grants provided to NEOs and the possible range of payouts associated with the opportunities and grants. Awards under the EAIP, LTP, LTR, and PIA that vested as of September 30, 2020, will be paid in cash during the first quarter of 2021.

GRANTS OF PLAN-BASED AWARDS TABLE
as of September 30, 2020

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
			Current Year			Future Years
Name	Plan		Threshold(2)	Target(2)	Maximum(2)	Threshold(2)	Target(2)	Maximum(2)	Performance Period Ending/Vesting Date
Jeffrey J. Lyash	EAIP	(3)	$793,500	$1,587,000	$2,380,500				9/30/2020
	LTR 2020-01	(5)		338,000	338,000				9/30/2020
	LTP 2019	(6)			—	$1,012,000	$2,024,000	$3,036,000	9/30/2021
	LTR 2020-02	(5)			—		338,000	338,000	9/30/2021
	LTP 2020	(7)				1,170,500	2,341,000	3,511,500	9/30/2022
	LTR 2020-03	(5)					338,000	338,000	9/30/2022

John M. Thomas, III	EAIP	(3)	$266,634	$533,267	$799,901				9/30/2020
	LTP 2018	(4)	425,000	850,000	1,275,000				9/30/2020
	LTR 2018-03	(5)		116,667	116,667				9/30/2020
	LTR 2019-02	(5)		126,667	126,667				9/30/2020
	LTR 2020-01	(5)		140,000	140,000				9/30/2020
	LTP 2019	(6)				$440,000	$880,000	$1,320,000	9/30/2021
	LTR 2019-03	(5)					126,667	126,667	9/30/2021
	LTR 2020-02	(5)					140,000	140,000	9/30/2021
	LTP 2020	(7)				490,000	980,000	1,470,000	9/30/2022
	LTR 2020-03	(5)					140,000	140,000	9/30/2022

Michael D. Skaggs	EAIP	(3)	$265,360	$530,720	$796,080				9/30/2020
	LTP 2018	(4)	375,000	750,000	1,125,000				9/30/2020
	LTR 2018-03	(5)		100,000	100,000				9/30/2020
	LTR 2019-02	(5)		140,000	140,000				9/30/2020
	LTR 2020-01	(5)		143,000	143,000				9/30/2020
	LTP 2019	(6)				$490,000	$980,000	$1,470,000	9/30/2021
	LTR 2019-03	(5)					140,000	140,000	9/30/2021
	LTR 2020-02	(5)					143,000	143,000	9/30/2021
	LTP 2020	(7)				495,000	990,000	1,485,000	9/30/2022
	LTR 2020-03	(5)					143,000	143,000	9/30/2022

Sherry A. Quirk	EAIP	(3)	$195,052	$390,104	$585,156				9/30/2020
	LTP 2018	(4)	337,500	675,000	1,012,500				9/30/2020
	LTR 2018-03	(5)		95,000	95,000				9/30/2020
	LTR 2019-02	(5)		96,667	96,667				9/30/2020
	LTR 2020-01	(5)		99,000	99,000				9/30/2020
	LTP 2019	(6)				$342,500	$685,000	$1,027,500	9/30/2021
	LTR 2019-03	(5)					96,667	96,667	9/30/2021
	LTR 2020-02	(5)					99,000	99,000	9/30/2021
	LTP 2020	(7)				347,500	695,000	1,042,500	9/30/2022
	LTR 2020-03	(5)					99,000	99,000	9/30/2022

Timothy S. Rausch	EAIP	(3)	$187,460	$374,920	$562,380				9/30/2020
	PIA 2020	(8)			350,000				9/30/2020
	LTR 2019-02	(5)		57,750	57,750				9/30/2020
	LTR 2020-01	(5)		110,000	110,000				9/30/2020
	LTP 2019	(6)				$202,125	$404,250	$606,375	9/30/2021
	LTR 2019-03	(5)					57,750	57,750	9/30/2021
	LTR 2020-02	(5)					110,000	110,000	9/30/2021
	LTP 2020	(7)				250,000	500,000	750,000	9/30/2022
	LTR 2020-03	(5)					110,000	110,000	9/30/2022
Notes
(1) TVA does not have any equity securities and therefore has no equity-based awards.

(2) Threshold, Target, and Maximum represent amounts that could be earned by an NEO based on performance during the applicable performance cycle. Threshold, Target, and Maximum targets for EAIP and LTIP are 50 percent, 100 percent, and 150 percent.
(3) Target incentive opportunities as a percentage of salaries were as follows: Mr. Lyash 150 percent; Mr. Thomas, 80 percent; Mr. Skaggs, 80 percent; Ms. Quirk, 70 percent; and Mr. Rausch 70 percent. Additionally, a corporate multiplier ranging between 0.00 and 1.00 may be applied which can reduce the award to $0. An individual performance multiplier of up to 150 percent may also be applied which may increase the award to 225 percent of target. Actual EAIP awards earned for performance in 2020 are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table. See Compensation Discussion and Analysis for a discussion of how each award was determined.
(4) LTP awards were granted October 1, 2017, and vested September 30, 2020. At the end of the performance period, TVA's LTIP Scorecard was applied to the grants in order to determine award payouts. Award payouts are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.
(5) All LTR awards will be paid in a lump sum within two months of the September 30th vesting date. The awards will be paid in cash after deducting applicable federal, state, and local withholding taxes. In the case of death, the beneficiary will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant's death. Disability awards will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant's separation from service due to disability. Actual LTR awards earned in 2020 are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.
(6) Mr. Lyash's LTP award was granted October 1, 2019, and will vest September 30, 2021. All other LTP awards were granted October 1, 2018, and will vest September 30, 2021. At the end of the performance period, TVA's LTIP Scorecard will be applied to the grants in order to determine award payouts. The final award may be adjusted by the TVA Board based on the evaluation of the participant's individual achievements, peer group comparisons, and performance results over the performance cycle.
(7) LTP awards were granted October 1, 2019, and will vest September 30, 2022. At the end of the performance period, TVA's LTIP Scorecard will be applied to the grants in order to determine award payouts. The final award may be adjusted by the TVA Board based on the evaluation of the participant's individual achievements, peer group comparisons, and performance results over the performance cycle.
(8) Reflects the maximum award Mr. Rausch was eligible to receive under a PIA. The actual award to be paid to Mr. Rausch is reported in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table.

Retirement and Pension Plans

The table below provides the actuarial present value of the NEOs' accumulated benefits, including the number of years of credited service, under TVA's retirement and pension plans as of September 30, 2020, determined using a methodology and interest rate and mortality rate assumptions consistent with those used in the financial statements in this Annual Report, set forth in Note 21 — Benefit Plans.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years of Credited Service(1)		Present Value of Accumulated Benefit		Payments During Last Year
Jeffrey J. Lyash	TVARS	N/A		N/A	(4)	$—
	SERP Tier 1	11.417	(2)	$8,242,520		—
John M. Thomas, III	TVARS	14.833		411,949		—
	SERP Tier 1	14.833		4,634,859		—
Michael D. Skaggs	TVARS	26.583		772,678		—
	SERP Tier 1	24.000	(3)	7,893,997		—
Sherry A. Quirk	TVARS	N/A		N/A	(4)	—
	SERP Tier 1	5.583		1,110,246		—
Timothy S. Rausch	TVARS	N/A		N/A	(4)	—
	SERP Tier 2	1.917		179,212		—
Notes
(1) Limited to 24 years when determining supplemental benefits available under SERP Tier 1, described below.
(2) Mr. Lyash was granted five years of credited service for calculating his SERP benefit. In the event of involuntary termination except for cause prior to five years of actual service, the vesting requirement will be waived and he will be entitled to the additional five years of granted credited service plus his actual years of service for calculating his SERP benefit. In the event of termination for cause or voluntary termination for any reason prior to five years of actual service, the vesting requirement will be waived and his SERP benefit will be calculated based on a total of five years of credited service. After five years of actual service with TVA, he will be granted five additional years of credited service for a total of 15 years of credited service for calculating his SERP benefit. As of September 30, 2020, Mr. Lyash had 1.417 years of service. The Present Value of the Accumulated SERP benefit with 6.417 years of credited service is $4,558,306. The Present Value of the Accumulated SERP benefit with 11.417 years of credited service is $8,242,520.
(3) Mr. Skaggs has reached the 24 year service cap allowed under the SERP.
(4) Mr. Lyash, Ms. Quirk, and Mr. Rausch are not eligible to participate in the TVARS Pension Plan since they were hired after June 30, 2014.

Qualified Retirement Plans

The retirement benefits for which employees are eligible and receive under the TVARS pension plan and 401(k) plan depend on the employee's hire date, years of service, and individual elections, as follows:

•Employees who were first hired prior to January 1, 1996, receive (i) a traditional pension benefit calculated based on the employee's creditable service, the employee's average monthly salary for the highest three consecutive years of eligible compensation, and a pension factor based on the employee's age and years of service, less a Social Security offset, and (ii) 401(k) plan matching contributions from TVA. The 401(k) plan matching contribution is $0.25 on every dollar contributed by the employee up to 1.5 percent of eligible compensation. None of the NEOs are in this group.

•Employees who were first hired prior to January 1, 1996, and who elected to switch pension structures from traditional to cash balance, receive (i) a cash balance pension benefit calculated based on (a) pay-based credits and interest that accrue over time in the employee's account and (b) the employee's age at the time of retirement, and (ii) 401(k) plan matching contributions from TVA. The monthly pay credits are equal to six percent of eligible compensation, and monthly interest is credited at an annual interest rate equal to the change in the CPI-U plus three percent (with a minimum of six percent and maximum of 10 percent). The interest rate during 2020 was six percent. The 401(k) plan matching contribution is $0.75 on every dollar contributed by the employee up to 4.5 percent of eligible compensation. Mr. Skaggs is in this group.

•Employees who were first hired on or after January 1, 1996, and who had 10 or more years of service as of October 1, 2016, receive (i) a cash balance pension benefit calculated based on (a) pay-based credits and interest that accrue over time in the employee's account and (b) the employee's age at the time of retirement, and (ii) 401(k) plan non-elective and matching contributions from TVA. The monthly pay credits are equal to three percent of eligible compensation, and monthly interest is credited at an annual interest rate equal to the change in the CPI-U plus two percent (with a minimum of 4.75 percent and a maximum of 6.25 percent). The interest rate during 2020 was 4.75 percent. The 401(k) plan automatic, non-elective contribution is equal to three percent of eligible compensation, and the matching contribution is $0.75 on every dollar contributed by the employee up to 4.5 percent of eligible compensation. Mr. Thomas is in this group.

•Employees who were first hired on or after January 1, 1996, and who had less than 10 years of service as of October 1, 2016, receive (i) a cash balance pension benefit calculated based on pay-based credits and interest that accrue over time in the employee's account and the employee's age at the time of retirement, and (ii) 401(k) plan non-elective and matching contributions from TVA. As of October 1, 2016, the cash balance accounts of these employees receive no additional pay-based credits; however, the accounts continue to receive monthly interest credits at an annual interest rate equal to the change in the CPI-U plus two percent (with a minimum of 4.75 percent and a maximum of 6.25 percent). The interest rate during 2020 was 4.75 percent. The 401(k) plan automatic, non-elective contribution is equal to six percent of eligible compensation, and the matching contribution is dollar-for-dollar on employee contributions up to six percent of eligible compensation. None of the NEOs are in this group.

•Employees who were hired prior to July 1, 2014, and who elected to waive their cash balance retirement benefit and transfer their cash balance account to the 401(k) plan effective October 1, 2018, receive a retirement benefit in the 401(k) plan only. The 401(k) plan is an automatic, non-elective contribution that is equal to six percent of eligible compensation, and the matching contribution is dollar-for-dollar on employee contributions up to six percent of the eligible compensation. None of the NEOs are in this group.

•Employees who were first hired on or after July 1, 2014 (or who were rehired and were either previously not vested in the pension plan or cashed out their pension benefit) receive a retirement benefit in the 401(k) plan only. The 401(k) plan automatic, non-elective contribution is equal to 4.5 percent of eligible compensation, and the matching contribution is $0.75 on every dollar contributed by the employee up to 4.5 percent of eligible compensation. Mr. Lyash, Mr. Rausch, and Ms. Quirk are in this group.

Cash Balance Pension. For NEOs who are eligible for retirement benefits under the pension plan, which includes Mr. Thomas and Mr. Skaggs, eligible compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled "Salary" in the Summary Compensation Table. The eligible compensation in 2020 could not exceed $280,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  Employees with cash balance benefits who have at least five years of cash balance service are eligible at retirement or termination of employment to receive an immediate benefit in the form of a monthly pension with survivor benefit options or in a lump-sum payment with cash out or rollover options.  The pension plan does not provide for early retirement benefits to any NEO or any other employee eligible for cash balance benefits.

401(k) Plan. All employees eligible to participate in the 401(k) plan, including the NEOs, may elect to contribute to the 401(k) plan on a before-tax, Roth, and/or after-tax basis.  For purposes of matching and non-elective contributions from TVA to the 401(k) accounts of the NEOs, eligible compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled "Salary" in the Summary Compensation Table. The eligible compensation in 2020 could not exceed $280,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  Any participant in the 401(k) plan must have three years of TVA service to be vested in matching and non-elective contributions from TVA.

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

Nonqualified Deferred Compensation

The following table provides information regarding deferred contributions, earnings, and balances for each of the NEOs.  The amounts reported under this table do not represent compensation in addition to the compensation that was earned in 2020 and already reported in the Summary Compensation Table, but rather the amounts of compensation earned by the NEOs in 2020 or prior years that were or have been deferred.

NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in 2020	Registrant Contributions in 2020	Aggregate Earnings in 2020		Aggregate Withdrawals/ Distributions	Aggregate Balance at September 30, 2020
Jeffrey J. Lyash	$—	$—	$—		$—	$—
John M. Thomas, III	—	—	—		—	—
Michael D. Skaggs	—	—	358,568	(1)	—	5,347,029	(2)
Sherry A. Quirk	—	—	—		—	—
Timothy S. Rausch	—	—	—		—	—
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

Potential Payments on Account of Resignation, Retirement, Termination without Cause, Termination with Cause, Death, or Disability

The tables below show certain potential payments that would have been made to each NEO if his or her employment had been terminated on September 30, 2020, under various scenarios.  All of the NEOs would also be entitled to payments from plans generally available to TVA employees under the specific circumstances of termination of employment, including the health and welfare and pension plans and amounts in the 401(k) plan.

Jeffrey J. Lyash	Resignation	Retirement		Termination without Cause	Termination with Cause	Death		Disability
Severance Agreement(1)	$—	$—		$2,645,000	$—	$—		$—
SERP(2)	3,483,046	3,483,046		4,558,306	3,483,046	4,558,306	(3)	4,558,306
EAIP	2,391,609	2,391,609		2,391,609	2,391,609	2,391,609		2,391,609
Recruitment/Relocation Incentive(4)	1,092,000	1,092,000		1,092,000	1,092,000	1,092,000		1,092,000
LTR	338,000	338,000		338,000	338,000	619,667	(5)	619,667	(6)
LTP	—	1,792,333	(7)	—	—	1,792,333	(8)	1,792,333	(9)
Deferred Compensation	—	—		—	—	—		—
Total Value of Potential Payments	$7,304,655	$9,096,988		$11,024,915	$7,304,655	$10,453,915		$10,453,915
Notes
(1) In February 2019, TVA entered into an arrangement with Mr. Lyash that provides a lump-sum payment equal to one year's annual salary and one year's executive annual incentive based on 100 percent target payout in the event TVA terminates his employment without cause. For purposes of this provision, termination without cause includes constructive termination which will be deemed to occur if Mr. Lyash terminates his employment because he is asked to take a new position with TVA with a material reduction in level of authority, duties, compensation, and benefits. This provision will not apply, and no lump-sum payment will be made, in the event Mr. Lyash voluntarily terminates his employment or voluntarily retires, or his employment is terminated "for cause" as defined in the agreement.
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
(4) Mr. Lyash received a Recruitment/Relocation Incentive of $1,784,000 upon employment, and $1,092,000 of this amount vested on September 30, 2020.
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
(7) The LTIP provides that in the event of the retirement of a participant, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated using the actual percent of opportunity achieved and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle. The amount included in the table assumes that the percent of opportunity achieved will be 100 percent of target for the performance cycles ending on September 30, 2021 and September 30, 2022.
(8) The LTIP provides that in the event of the death of a participant, the participant's beneficiary is entitled to (1) any LTP award that had vested at the time of the participant's death but not been paid and (2) any LTP awards that had not vested at the time of the participant's death and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was participating in the plan during the applicable performance cycle
(9) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle.

John M. Thomas, III	Resignation		Retirement		Termination without Cause		Termination with Cause		Death		Disability
Severance Agreement(1)	$—		$—		$—		$—		$—		$—
SERP	4,634,859	(2)(3)(4)	4,634,859	(2) (3) (4)	4,634,859	(2) (3) (4)	4,634,859	(2) (3) (4)	4,634,859	(2) (5)	4,634,859	(2) (3)
EAIP	730,576		730,576		730,576		730,576		730,576		730,576
LTR	383,334		383,334		383,334		383,334		563,334	(6)	563,334	(7)
LTP	1,096,500		2,009,833	(8)	1,096,500		1,096,500		2,009,833	(9)	2,009,833	(10)
Deferred Compensation	—		—		—		—		—		—
Total Value of Potential Payments	$6,845,269		$7,758,602		$6,845,269		$6,845,269		$7,938,602		$7,938,602
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
(8) The LTIP provides that in the event of the retirement of a participant, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated using the actual percent of opportunity achieved and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle. The amount included in the table assumes that the percent of opportunity achieved will be 100 percent of target for the performance cycles ending on September 30, 2021 and September 30, 2022.
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

Michael D. Skaggs	Resignation		Retirement		Termination without Cause		Termination with Cause		Death		Disability
Severance Agreement(1)	$—		$—		$—		$—		$—		$—
SERP	7,893,997	(2) (3) (4)	7,893,997	(2) (3) (4)	7,893,997	(2) (3) (4)	7,893,997	(2) (3) (4)	7,893,997	(2) (5)	7,893,997	(2) (3)
EAIP	799,795		799,795		799,795		799,795		799,795		799,795
LTR	383,000		383,000		383,000		383,000		572,167	(6)	572,167	(7)
LTP	967,500		1,950,833	(8)	967,500		967,500		1,950,833	(9)	1,950,833	(10)
Deferred Compensation(11)	5,347,029		5,347,029		5,347,029		5,347,029		5,347,029		5,347,029
Total Value of Potential Payments	$15,391,321		$16,374,654		$15,391,321		$15,391,321		$16,563,821		$16,563,821
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
(8) The LTIP provides that in the event of the retirement of a participant, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated using the actual percent of opportunity achieved and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle. The amount included in the table assumes that the percent of opportunity achieved will be 100 percent of target for the performance cycles ending on September 30, 2021 and September 30, 2022.
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
(11)  Amounts that Mr. Skaggs earned in past years but elected to defer, which are payable pursuant to elections he made and applicable IRS rules.

Sherry A. Quirk	Resignation		Retirement		Termination without Cause		Termination with Cause		Death		Disability
Severance Agreement(1)	$—		$—		$557,291		$—		$—		$—
SERP	1,110,246	(2) (3) (4)	1,110,246	(2) (3) (4)	1,110,246	(2) (3) (4)	1,110,246	(2) (3) (4)	1,110,246	(2) (5)	1,110,246	(2) (3)
EAIP	534,442		534,442		534,442		534,442		534,442		534,442
LTR	290,667		290,667		290,667		290,667		421,501	(7)	421,501	(8)
LTP	870,750		1,559,083	(6)	870,750		870,750		1,559,083	(9)	1,559,083	(10)
Deferred Compensation	—		—		—		—		—		—
Total Value of Potential Payments	$2,806,105		$3,494,438		$3,363,396		$2,806,105		$3,625,272		$3,625,272
Notes
(1) In December 2014, TVA entered into an arrangement with Ms. Quirk that provides a lump-sum payment equal to one year's annual salary in the event TVA terminates her employment without cause.
(2) Represents the present value of the accumulated benefit.
(3) Actual benefit would be paid in ten annual installments beginning on the date of Ms. Quirk's separation from service.
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
(6) The LTIP provides that in the event of the retirement of a participant, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated using the actual percent of opportunity achieved and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle. The amount included in the table assumes that the percent of opportunity achieved will be 100 percent of target for the performance cycles ending on September 30, 2021 and September 30, 2022.
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

Timothy S. Rausch	Resignation		Retirement		Termination without Cause		Termination with Cause		Death		Disability
Severance Agreement(1)	$—		$—		$—		$—		$—		$—
SERP	—	(2)	—	(2)	—	(2)	—	(2)	179,212	(3) (4)	179,212	(3)
EAIP	513,640		513,640		513,640		513,640		513,640		513,640
LTR	167,750		167,750		167,750		167,750		288,291	(6)	288,291	(7)
LTP	—		436,167	(5)	—		—		436,167	(8)	436,167	(9)
Deferred Compensation	—		—		—		—		—		—
Total Value of Potential Payments	$681,390		$1,117,557		$681,390		$681,390		$1,417,310		$1,417,310
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
(5) The LTIP provides that in the event of the retirement of a participant, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated using the actual percent of opportunity achieved and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle. The amount included in the table assumes that the percent of opportunity achieved will be 100 percent of target for the performance cycles ending on September 30, 2021 and September 30, 2022.
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

Director Compensation

The TVA Act provides for up to nine directors on the TVA Board.  As of November 16, 2020, the TVA Board consisted of five members. Under the TVA Act, each director receives certain stipends that are increased annually by the same percentage increase applicable to adjustments under 5 U.S.C. § 5318, which adjusts the annual rates of pay of employees on the Executive Schedule of the U.S. Government.  Effective January 5, 2020, the annual stipend for TVA directors was increased from $52,702 to $54,072 per year unless (1) the director chairs a TVA Board committee, in which case the stipend was increased from $53,745 to $55,142 per year, or (2) the director is the Chair of the TVA Board, in which case the stipend was increased from $58,650 to $60,175 per year.  Directors are also reimbursed under federal law for travel, lodging, and related expenses while attending meetings and for other official TVA business.

The annual stipends provided by the TVA Act for each director and for the Chair of the TVA Board as of November 16, 2020, are listed below:
TVA BOARD ANNUAL STIPENDS

Name	Annual Stipend
John L. Ryder	$60,175
Kenneth E. Allen	55,142
A. D. Frazier	55,142
William Kilbride	55,142
Jeff W. Smith	55,142

The following table provides information on the compensation received by TVA's directors during 2020:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1)	All Other Compensation(2)	Total
John L. Ryder	$55,964	—	—	—	—	$2,239	$58,203
Kenneth E. Allen	55,020	—	—	—	—	550	55,570
A. D. Frazier	55,021	—	—	—	—	2,751	57,772
William B. Kilbride	53,864	—	—	—	—	539	54,403
Jeff W. Smith	55,308	—	—	—	—	2,489	57,797
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
(2) These amounts include TVA's non-elective and matching contributions to the Thrift Savings Plan.
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

Compensation Committee Interlocks and Insider Participation

The People and Performance Committee of the TVA Board currently consists of the following two directors: Kenneth Allen and A.D. Frazier.

No member of this Committee was at any time during 2020 or at any other time an officer or employee of TVA, and no member of this committee had any relationship with TVA requiring disclosure under Item 404 of Regulation S-K. No executive officer of TVA has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the People and Performance Committee during 2020.

Compensation Committee Report

The People and Performance Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Committee recommended to the TVA Board that the Compensation Discussion and Analysis be included in this Annual Report.

PEOPLE AND PERFORMANCE COMMITTEE

Kenneth Allen, Chair
A.D. Frazier

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

Additionally, the TVA Board approved a written conflict of interest policy that applies to all TVA employees, including TVA's directors and executive officers.  The conflict of interest policy reaffirms the requirement that all TVA employees must comply with applicable federal conflict of interest laws, regulations, and policies.  It also establishes an additional policy that is applicable to TVA's directors and CEO. This additional policy provides that TVA's directors and CEO shall not hold a financial interest in (1) any distributor of TVA power; (2) any entity engaged primarily in the wholesale or retail generation, transmission, or sale of electricity, except where substantially all such business is conducted outside of North America; or (3) any entity that may reasonably be perceived as likely to be adversely affected by the success of TVA as a producer or transmitter of electric power. Any waiver of this additional policy may be made only by the TVA Board and will be disclosed promptly to the public, subject to the limitations on disclosure imposed by law.

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

TVA also has access to a financing arrangement with the U.S. Treasury.  TVA and the U.S. Treasury have a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  There were no outstanding borrowings under the facility at September 30, 2020. This credit facility has a maturity date of September 30, 2021, and is typically renewed annually.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s.  See Note 13 — Debt and Other Obligations —Credit Facility Agreements.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees of Ernst & Young LLP for audit, audit-related, and other services for the years ended September 30, 2020 and 2019.

Principal Accountant Fees and Services (in actual dollars)
Year	Principal Accountant	Audit Fees(1)	Audit-Related Fees	Tax Fees	All Other Fees(2)	Total
2020	Ernst & Young LLP	$3,007,830	$—	$—	$5,930	$3,013,760
2019	Ernst & Young LLP	2,839,049	—	—	7,020	2,846,069
Notes
(1)  Audit fees consist of payments for professional services rendered in connection with the audit of TVA's annual financial statements, including the annual attestation on internal control over financial reporting and the review of interim financial statements included in TVA's quarterly reports; audit of TVA's fuel cost adjustment; federal financial reporting responsibilities for the preparation and audit of the 2020 and 2019 federal consolidated financial statements of which TVA is a component; Bond offering and other financing comfort letters; and accounting consultations related to TVA's adoption of the new revenue recognition and lease accounting standards.
(2) All other fees reflect accounting and financial reporting research software license costs.

The TVA Board has an Audit, Risk, and Regulation Committee ("Audit Committee").  Under the TVA Act, the Audit Committee, in consultation with the Inspector General, recommends to the TVA Board the selection of an external auditor.  TVA's Audit Committee, in consultation with the Inspector General, recommended that the TVA Board select Ernst & Young LLP as TVA's external auditor for the 2020 and 2019 audits and other related services, and the TVA Board approved these recommendations.

    TVA has a policy (the "Policy") that requires all auditing services and permissible non-audit services provided by the external auditor to be pre-approved by the Audit Committee. The Policy also lists the following services as ones the external auditor is not permitted to perform:

•Bookkeeping or other services related to the accounting records or financial statements of TVA;
•Financial information system design and implementation;
•Appraisal or valuation services, fairness opinions, and contribution-in-kind reports;
•Actuarial services;
•Internal audit outsourcing services;
•Management functions or human resources;
•Broker or dealer, investment adviser, or investment banking services;
•Legal services and expert services unrelated to the audit; and
•Any other services that the Public Company Accounting Oversight Board determines, by regulation, are impermissible.

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

The Audit Committee pre-approved all audit services for 2020 and 2019.

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

10.9	TVA Discount Notes Selling Group Agreement (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.10
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

10.12
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

10.13
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

10.14
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

10.23
Facility Lease-Purchase Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.24
Head Lease Agreement Dated as of January 17, 2012, Among the United States of America, TVA, and John Sevier Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.25*
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

10.27
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

10.33†
Amended and Restated Deferred Compensation Plan Adopted as of May 4, 2020 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 000-52313)

10.34†	Amended and Restated Long-Term Incentive Plan Dated as of November 12, 2020

10.35†	Retention Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.36†	Offer Letter to Jeffrey J. Lyash Approved as of February 14, 2019 (Incorporated by reference to Exhibit 10.1 TVA's Current Report on Form 8-K filed on February 14, 2019, File No. 000-52313)

10.37†
Acknowledgment by TVA and Jeffrey J. Lyash on March 25, 2019, Relating to the Offer Letter to Mr. Lyash Approved as of February 14, 2019 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 000-52313)

10.38†
Offer Letter to Sherry A. Quirk Accepted as of December 29, 2014 (Incorporated by reference to Exhibit 10.40 to TVA's Annual Report on Form 10-K for the year ended September 30, 2017, File No. 000-52313)

10.39†
Offer Letter to Timothy S. Rausch Accepted as of September 18, 2018 (Incorporated by reference to Exhibit 10.39 to TVA's Annual Report on Form 10-K/A for the year ended September 30, 2019, File No. 000-52313)

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

Date:	November 16, 2020		TENNESSEE VALLEY AUTHORITY
(Registrant)
		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey J. Lyash	President and Chief Executive Officer	November 16, 2020
Jeffrey J. Lyash	(Principal Executive Officer)

/s/ John M. Thomas, III	Executive Vice President and	November 16, 2020
John M. Thomas, III	Chief Financial Officer
(Principal Financial Officer)

/s/ Diane Wear	Vice President and Controller	November 16, 2020
Diane Wear	(Principal Accounting Officer)

/s/ John Ryder	Chair	November 16, 2020
John Ryder

/s/ Kenneth E. Allen	Director	November 16, 2020
Kenneth E. Allen

/s/ A. D. Frazier	Director	November 16, 2020
A. D. Frazier

/s/ Jeff W. Smith	Director	November 16, 2020
Jeff W. Smith

/s/ William B. Kilbride	Director	November 16, 2020
William B. Kilbride