Form 10-Q
period 2020-12-31
Tennessee Valley Authority
filed 2021-02-12
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (Unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	7
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	11
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	42
Executive Overview...............................................................................................................................................................	43
Results of Operations............................................................................................................................................................	43
Liquidity and Capital Resources............................................................................................................................................	50
Key Initiatives and Challenges..............................................................................................................................................	52
Environmental Matters..........................................................................................................................................................	61
Legal Proceedings................................................................................................................................................................	68
Off-Balance Sheet Arrangements..........................................................................................................................................	68
Critical Accounting Policies and Estimates...........................................................................................................................	68
New Accounting Standards and Interpretations....................................................................................................................	68
Legislative and Regulatory Matters.......................................................................................................................................	68

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	68

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	68
Disclosure Controls and Procedures.....................................................................................................................................	68
Changes in Internal Control over Financial Reporting..........................................................................................................	69

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	69

ITEM 1A. RISK FACTORS............................................................................................................................................................	70

ITEM 5. OTHER INFORMATION..................................................................................................................................................	71

ITEM 6. EXHIBITS........................................................................................................................................................................	73

SIGNATURES...............................................................................................................................................................................	74

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (the "Quarterly Report"):

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

See also Item 1A, Risk Factors, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K for the year ended September 30, 2020 (the "Annual Report"), and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors in this Quarterly Report for a discussion of factors that could cause actual results to differ materially from those in any forward-looking statement.  New factors emerge from time to time, and it is not possible for TVA to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA's business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

References to years (2021, 2020, etc.) in this Quarterly Report are to TVA's fiscal years ending September 30.  Years that are preceded by "CY" are references to calendar years.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended December 31
(in millions)

	2020	2019
Operating revenues
Revenue from sales of electricity	$2,270	$2,532
Other revenue	34	46
Total operating revenues	2,304	2,578
Operating expenses
Fuel	369	423
Purchased power	206	219
Operating and maintenance	715	689
Depreciation and amortization	378	584
Tax equivalents	121	131
Total operating expenses	1,789	2,046
Operating income	515	532
Other income (expense), net	15	12
Other net periodic benefit cost	65	65
Interest expense	281	287
Net income (loss)	$184	$192
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three Months Ended December 31
(in millions)

	2020	2019
Net income (loss)	$184	$192
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	101	76
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	(45)	(59)
Total other comprehensive income (loss)	56	17
Total comprehensive income (loss)	$240	$209
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	December 31, 2020	September 30, 2020
Current assets
Cash and cash equivalents	$509	$500
Accounts receivable, net	1,368	1,529
Inventories, net	1,064	1,003
Regulatory assets	119	130
Other current assets	84	84
Total current assets	3,144	3,246

Property, plant, and equipment
Completed plant	65,295	64,970
Less accumulated depreciation	(33,822)	(33,550)
Net completed plant	31,473	31,420
Construction in progress	2,158	2,139
Nuclear fuel	1,463	1,504
Finance leases	505	516
Total property, plant, and equipment, net	35,599	35,579

Investment funds	3,587	3,198

Regulatory and other long-term assets
Regulatory assets	9,697	10,245
Operating lease assets, net of amortization	216	232
Other long-term assets	320	325
Total regulatory and other long-term assets	10,233	10,802

Total assets	$52,563	$52,825
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	December 31, 2020	September 30, 2020
Current liabilities
Accounts payable and accrued liabilities	$1,672	$1,844
Accrued interest	295	298
Asset retirement obligations	345	345
Current portion of leaseback obligations	219	198
Regulatory liabilities	128	141
Short-term debt, net	112	57
Current maturities of power bonds	1,802	1,787
Current maturities of long-term debt of variable interest entities	41	41
Total current liabilities	4,614	4,711

Other liabilities
Post-retirement and post-employment benefit obligations	6,496	6,617
Asset retirement obligations	6,442	6,440
Finance lease liabilities	520	525
Other long-term liabilities	2,270	2,548
Leaseback obligations	4	25
Regulatory liabilities	13	23
Total other liabilities	15,745	16,178

Long-term debt, net
Long-term power bonds, net	17,988	17,956
Long-term debt of variable interest entities, net	1,049	1,048
Total long-term debt, net	19,037	19,004

Total liabilities	39,396	39,893

Contingencies and legal proceedings (Note 19)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	12,358	12,177
Total power program proprietary capital	12,616	12,435
Nonpower programs appropriation investment, net	546	548
Accumulated other comprehensive income (loss)	5	(51)
Total proprietary capital	13,167	12,932

Total liabilities and proprietary capital	$52,563	$52,825
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Three Months Ended December 31
 (in millions)

	2020	2019
Cash flows from operating activities
Net income (loss)	$184	$192
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization(1)	384	590
Amortization of nuclear fuel cost	96	93
Non-cash retirement benefit expense	84	81
Other regulatory amortization and deferrals	6	(3)
Changes in current assets and liabilities
Accounts receivable, net	161	316
Inventories and other current assets, net	(73)	(88)
Accounts payable and accrued liabilities	(91)	(213)
Accrued interest	(3)	6
Pension contributions	(75)	(75)
Other, net	(78)	(61)
Net cash provided by operating activities	595	838

Cash flows from investing activities
Construction expenditures	(564)	(465)
Nuclear fuel expenditures	(79)	(117)
Loans and other receivables
Advances	(4)	(2)
Repayments	1	1
Other, net	2	(7)
Net cash used in investing activities	(644)	(590)

Cash flows from financing activities
Long-term debt
Redemptions and repurchases of power bonds	(1)	(218)
Short-term debt issues (redemptions), net	55	(27)
Payments on leases and leasebacks	(5)	(1)
Other, net	8	3
Net cash (used in) provided by financing activities	57	(243)
Net change in cash, cash equivalents, and restricted cash	8	5
Cash, cash equivalents, and restricted cash at beginning of period	521	322
Cash, cash equivalents, and restricted cash at end of period	$529	$327
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended December 31, 2020 and 2019
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2019	$258	$10,823	$556	$(12)	$11,625
Net income (loss)	—	194	(2)	—	192
Total other comprehensive income (loss)	—	—	—	17	17
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at December 31, 2019	$258	$11,015	$554	$5	$11,832

Balance at September 30, 2020	$258	$12,177	$548	$(51)	$12,932
Net income (loss)	—	186	(2)	—	184
Total other comprehensive income (loss)	—	—	—	56	56
Return on power program appropriation investment	—	(1)	—	—	(1)
Implementation of new accounting standard(1)	—	(4)	—	—	(4)
Balance at December 31, 2020	$258	$12,358	$546	$5	$13,167
Note (1) See Note 2 — Impact of New Accounting Standards and Interpretations.
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

Fiscal Year

TVA's fiscal year ends September 30.  Years (2021, 2020, etc.) refer to TVA's fiscal years unless they are preceded by "CY," in which case the references are to calendar years.

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

Basis of Presentation

TVA prepares its consolidated interim financial statements in conformity with GAAP for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2020, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2020 (the "Annual Report"). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included on the consolidated interim financial statements.

    The accompanying consolidated interim financial statements, which have been prepared in accordance with GAAP, include the accounts of TVA and variable interest entities ("VIEs") of which TVA is the primary beneficiary. See Note 8 — Variable Interest Entities. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the consolidated financial statements.  Although the consolidated financial statements are prepared in conformity with GAAP, TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses, including impacts from the Coronavirus Disease 2019 ("COVID-19") pandemic, reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA's financial results.  Estimates are considered critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA's financial condition, results of operations, or cash flows.

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

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash
	At December 31, 2020	At September 30, 2020
Cash and cash equivalents	$509	$500
Restricted cash and cash equivalents included in Other long-term assets	20	21
Total cash, cash equivalents, and restricted cash	$529	$521

Due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its target balance of Cash and cash equivalents beginning in March 2020. TVA may continue to hold higher balances in future periods due to potential market volatility.

Allowance for Uncollectible Accounts

    As described in Note 2 — Impact of New Accounting Standards and Interpretations, TVA adopted Financial Instruments - Credit Losses on October 1, 2020, using a modified retrospective method through a cumulative-effect adjustment to retained earnings. The standard, Current Expected Credit Losses ("CECL"), requires TVA to recognize an allowance that reflects the current estimate for credit losses expected to be incurred over the life of the financial assets based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amounts. TVA has reviewed the current portfolio of financial receivables and developed a methodology to reasonably measure the estimate of credit losses for each major financial receivable type. The appropriateness of the allowance is evaluated at the end of each reporting period. TVA continues to monitor the impact of the COVID-19 pandemic on accounts and loans receivable balances to evaluate the allowance for uncollectible accounts.

To determine the allowance for trade receivables, TVA considers historical experience and other currently available information, including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements by the due date. TVA's corporate credit department also performs an assessment of the financial condition of customers and the credit quality of the receivables. In addition, TVA reviews other reasonable and supportable forecasts to determine if the allowance for uncollectible amounts should be further adjusted in accordance with the accounting guidance for CECL.

To determine the allowance for loans receivables, TVA aggregates loans into the appropriate pools based on the existence of similar risk characteristics such as collateral types and internal assessed credit risks. In situations where a loan exhibits unique risk characteristics and is no longer expected to experience similar risks to the rest of its pool, the loan will be evaluated separately. TVA derives an annual loss rate based on historical loss and then adjusts the rate to reflect TVA's consideration of available information on current conditions and reasonable and supportable future forecasts. This information may include economic and business conditions, default trends, and other internal and external factors. For periods beyond the reasonable and supportable forecast period, TVA uses the current calculated long-term average historical loss rate for the remaining life of the loan portfolio.

    The allowance for uncollectible accounts was less than $1 million at both December 31, 2020, and September 30, 2020, for trade accounts receivable. Additionally, loans receivable of $109 million and $105 million at December 31, 2020, and September 30, 2020, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $5 million and less than $1 million at December 31, 2020, and September 30, 2020, respectively. The increase in allowances for uncollectible accounts is due to the adoption of CECL. See Note 2 - Impact of New Accounting Standards and Interpretations.

Revenues

TVA recognizes revenue from contracts with customers to depict the transfer of goods or services to customers in an amount to which the entity expects to be entitled in exchange for those goods or services. For the generation and transmission of electricity, this is generally at the time the power is delivered to a metered customer delivery point for the customer's consumption or distribution. As a result, revenues from power sales are recorded as electricity is delivered to customers. In addition to power sales invoiced and recorded during the month, TVA accrues estimated unbilled revenues for power sales provided to five customers whose billing date occurs prior to the end of the month.  Exchange power sales are presented in the accompanying Consolidated Statements of Operations as a component of sales of electricity. Exchange power sales are sales of excess power after meeting TVA native load and directly served requirements.  Native load refers to the customers on whose behalf a company, by statute, franchise, regulatory requirement, or contract, has undertaken an obligation to serve. TVA engages in other arrangements in addition to power sales. Certain other revenue from activities related to TVA's overall mission is recorded in Other revenue. Revenues that are not related to the overall mission are recorded in Other income (expense), net.

Depreciation

    TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on the external depreciation studies. These studies are updated approximately every five years, with a study currently being performed in 2021. Depreciation expense was $345 million and $539 million for the three months ended December 31, 2020 and 2019, respectively. See Note 5 — Plant Closures for a discussion of the impact of plant closures.

2.  Impact of New Accounting Standards and Interpretations

    The following are accounting standard updates issued by the Financial Accounting Standards Board ("FASB") that TVA adopted during 2021:

Financial Instruments - Credit Losses
Description	This guidance eliminates the probable initial recognition threshold in current GAAP and, instead, requires an allowance to be recorded for all expected credit losses for certain financial assets that are not measured at fair value. The allowance for credit losses is based on historical information, current conditions, and reasonable and supportable forecasts. The new standard also makes revisions to the other than temporary impairment model for available-for-sale debt securities.
Effective Date for TVA	October 1, 2020
Effect on the Financial Statements or Other Significant Matters	TVA adopted this standard on a modified retrospective method through a cumulative-effect adjustment to retained earnings on October 1, 2020. TVA recorded an initial transition adjustment of $4 million to retained earnings. The adoption of this standard did not materially impact TVA's financial condition, results of operations, or cash flows.

Fair Value Measurement Disclosure
Description	This guidance changes certain disclosure requirements for fair value measurements. It removes certain disclosure requirements, such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of the transfers between levels; and the valuation processes for Level 3 fair value measurements. Some disclosure requirements are added, such as the change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.
Effective Date for TVA	October 1, 2020
Effect on the Financial Statements or Other Significant Matters	Adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows.

The following accounting standard has been issued but at December 31, 2020, was not effective and had not been adopted by TVA:

Reference Rate Reform
Description	This guidance provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rates.
Effective Date for TVA	The new standard is effective for adoption at any time between March 12, 2020, and December 31, 2022. TVA currently plans to adopt the standard by December 31, 2022.
Effect on the Financial Statements or Other Significant Matters	TVA continues to review this standard and evaluate the impact of using an alternative reference rate instead of LIBOR in its interest rate swap contracts. TVA does not expect the adoption of this standard to have a material impact on TVA's financial condition, results of operations, or cash flows.

3.  Accounts Receivable, Net

    Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net
	At December 31, 2020	At September 30, 2020
Power receivables	$1,242	$1,401
Other receivables	126	128
Accounts receivable, net(1)	$1,368	$1,529
Note
(1) Allowance for uncollectible accounts was less than $1 million at December 31, 2020, and September 30, 2020, and therefore is not represented in the table above. The allowance at December 31, 2020 includes the impact from adopting CECL on October 1, 2020.

In response to the COVID-19 pandemic, the TVA Board approved the Public Power Support and Stabilization Program in 2020. Through this program, TVA offered up to $1.0 billion of credit support to LPCs that demonstrated the need for temporary financial relief, through the deferral of a portion of LPCs' wholesale power payments owed to TVA.  The program ended on December 31, 2020, with a total of $1 million of credit support approved under the program. Repayment of the $1 million has begun and full payment is expected in the second quarter of 2021.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net
	At December 31, 2020	At September 30, 2020
Materials and supplies inventory	$781	$770
Fuel inventory	301	253
Renewable energy certificates inventory, net	17	15
Allowance for inventory obsolescence	(35)	(35)
Inventories, net	$1,064	$1,003

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

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirements of Paradise and Bull Run, TVA has recognized a cumulative $986 million of accelerated depreciation, with $33 million and $225 million being recognized during the three months ended December 31, 2020 and 2019, respectively.

6.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At December 31, 2020	At September 30, 2020
Loans and other long-term receivables, net	$104	$100
EnergyRight® receivables, net	65	69
Prepaid long-term service agreements	47	42
Commodity contract derivative assets	13	23
Restricted cash and cash equivalents	20	21
Prepaid capacity payments	10	11
Other	61	59
Total other long-term assets	$320	$325

EnergyRight® Receivables, Net. In association with the EnergyRight® program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At December 31, 2020, and September 30, 2020, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $17 million and $18 million, respectively. See Note 9 — Other Long-Term Liabilities for information regarding the associated financing obligation.

    In response to the COVID-19 pandemic, customers experiencing financial hardship could request a deferral of EnergyRight® loan payments for a period of up to six months. The deferral option began in April 2020 and ended October 31, 2020. Deferred loans did not accrue interest during the deferral months and totaled less than $1 million.

Allowance for Loan Losses. As described in Note 2 — Impact of New Accounting Standards and Interpretations, TVA adopted CECL on October 1, 2020 to determine its allowance for loan loss. The allowance for loan loss is an estimate of expected credit losses, measured over the estimated life of the loan receivables that considers reasonable and supportable forecasts of future economic conditions in addition to information about historical experience and current conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts.

The allowance components, which consist of a collective allowance and specific loans allowance, are based on the risk characteristics of TVA's loans. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans are evaluated on an individual basis.

Allowance Components (in millions)
At December 31, 2020
EneryRight® loan reserve	$2
Economic development loan collective reserve	1
Economic development loan specific loan reserve	2
Total allowance for loan losses	$5

    Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At December 31, 2020, and September 30, 2020, prepayments of $5 million and $3 million, respectively, were recorded in Other current assets.

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

Regulatory Assets and Liabilities
	At December 31, 2020	At September 30, 2020
Current regulatory assets
Unrealized losses on interest rate derivatives	$115	$114
Unrealized losses on commodity derivatives	4	4
Fuel cost adjustment receivable	—	12
Total current regulatory assets	119	130

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,100	5,193
Non-nuclear decommissioning costs	2,502	2,512
Unrealized losses on interest rate derivatives	1,367	1,506
Nuclear decommissioning costs	582	896
Other non-current regulatory assets	146	138
Total non-current regulatory assets	9,697	10,245
Total regulatory assets	$9,816	$10,375

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$113	$115
Fuel cost adjustment	2	—
Unrealized gains on commodity derivatives	13	26
Total current regulatory liabilities	128	141

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	13	23
Total regulatory liabilities	$141	$164

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG at December 31, 2020, and September 30, 2020, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At December 31, 2020	At September 30, 2020
Current liabilities
Accrued interest	$23	$10
Accounts payable and accrued liabilities	3	3
Current maturities of long-term debt of variable interest entities	41	41
Total current liabilities	67	54
Other liabilities
Other long-term liabilities	23	23
Long-term debt, net
Long-term debt of variable interest entities, net	1,049	1,048
Total liabilities	$1,139	$1,125

Interest expense of $13 million and $14 million for the three months ended December 31, 2020 and 2019, respectively, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

    Creditors of the VIEs do not have any recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to the VIEs other than as prescribed in the terms of the agreements related to these transactions.

9.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements, as well as for environmental remediation liabilities and liabilities under agreements related to compliance with certain environmental regulations. See Note 10 — Asset Retirement Obligations and Note 13 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At December 31, 2020	At September 30, 2020
Interest rate swap liabilities	$1,754	$1,927
Operating lease liabilities	159	171
Currency swap liabilities	41	123
EnergyRight® financing obligations	75	78
Accrued long-term service agreements	49	56
Other	192	193
Total other long-term liabilities	$2,270	$2,548

    Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2020, and September 30, 2020, the carrying amount of the interest rate swap liabilities reported in Accounts payable and accrued liabilities and Accrued interest was $115 million and $114 million, respectively. See Note 13 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities. As of December 31, 2020, interest rate swap liabilities decreased $172 million as compared to September 30, 2020, due to an increase in both market interest rates since September 30, 2020, and settlement payments during the three months ended December 31, 2020.

    EnergyRight® Financing Obligations. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At both December 31, 2020, and September 30, 2020, the carrying amount of the financing obligations reported in Accounts payable and accrued liabilities was $19 million. See Note 6 — Other Long-Term Assets for information regarding the associated loans receivable.

    In response to the COVID-19 pandemic, customers experiencing financial hardship could request a deferral of EnergyRight® loan payments for a period of up to six months. This deferral option began in April 2020 and ended October 31, 2020. Deferred loans did not accrue interest during the deferral months and totaled less than $1 million.

    Accrued Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At both December 31, 2020 and September 30, 2020, related liabilities of $15 million were recorded in Accounts payable and accrued liabilities.

10.  Asset Retirement Obligations

During the three months ended December 31, 2020, TVA's total asset retirement obligations ("ARO") liability increased $2 million as a result of periodic accretion, partially offset by revisions in estimate and settlement projects that were conducted during the period. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the three months ended December 31, 2020, $18 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 7 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 14 — Fair Value Measurements — Investment Funds and Note 19 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for disclosure of the current balances of the trusts and a discussion of the trusts' objectives.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2020	$3,278	$3,507	$6,785	(1)
Settlements	(1)	(38)	(39)
Revisions in estimate	2	(12)	(10)
Accretion (recorded as regulatory asset)	37	14	51
Balance at December 31, 2020	$3,316	$3,471	$6,787	(1)
Note
(1) Includes $345 million at both December 31, 2020, and September 30, 2020, respectively, in Current liabilities.

11.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at December 31, 2020, and September 30, 2020, consisted of the following:

Debt Outstanding (in millions)
	At December 31, 2020	At September 30, 2020
Short-term debt
Short-term debt, net	$112	$57
Current maturities of power bonds issued at par(1)	1,802	1,787
Current maturities of long-term debt of VIEs issued at par	41	41
Total current debt outstanding, net	1,955	1,885
Long-term debt
Long-term power bonds(2)	18,108	18,078
Long-term debt of VIEs, net	1,049	1,048
Unamortized discounts, premiums, issue costs, and other	(120)	(122)
Total long-term debt, net	19,037	19,004
Total debt outstanding	$20,992	$20,889
Notes
(1) Includes net exchange gain from currency transactions of $58 million and $73 million at December 31, 2020, and September 30, 2020, respectively.
(2) Includes net exchange gain from currency transactions of $50 million and $80 million at December 31, 2020, and September 30, 2020, respectively.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2020, to December 31, 2020:

Debt Securities Activity
	Date	Amount (in millions)	Interest Rate
Redemptions/Maturities(1)
2009 Series B	December 2020	$1	3.77%
Total redemptions/maturities of debt		$1
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

    TVA has funding available under four long-term revolving credit facilities totaling approximately $2.7 billion: a $150 million credit facility that matures on December 11, 2021, a $1.0 billion credit facility that matures on June 13, 2023, a $1.0 billion credit facility that matures on September 28, 2023, and a $500 million credit facility that matures on February 1, 2025. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At December 31, 2020, and September 30, 2020, there were approximately $1.4 billion and $1.5 billion, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. See Note 13 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At December 31, 2020 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
December 2021	$150	$38	$—	$112
June 2023	1,000	432	—	568
September 2023	1,000	394	—	606
February 2025	500	500	—	—
Total	$2,650	$1,364	$—	$1,286

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2021 with a maturity date of September 30, 2021. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at December 31, 2020. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

Lease/Leasebacks

    TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software ("QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At both December 31, 2020, and September 30, 2020, the outstanding leaseback obligations related to the remaining CTs and QTE were $223 million. In May 2020, TVA made final rent payments under lease/leaseback transactions involving eight CTs, and TVA had previously acquired the equity interest related to these transactions. Rent payments under the remaining CT lease/leaseback transactions are scheduled to be made through January 2022. TVA does have the option to acquire the equity interests related to transactions involving the remaining eight CTs for additional amounts. In addition, on October 30, 2019, TVA provided notice of its intent to purchase the ownership interest in certain QTE. Repurchase payments are being made through a series of installments in 2021 and 2022, after which the associated leases will be terminated.

12.  Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA's currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA's portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt and any related accrued interest in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended December 31, 2020 and 2019, TVA reclassified $45 million and $59 million of gains, respectively, related to its cash flow hedges from AOCI to Interest expense. See Note 13 — Risk Management Activities and Derivative Transactions.

    TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. As such, certain items that would generally be reported in AOCI or that would impact the statements of operations are recorded as regulatory assets or regulatory liabilities. See Note 7 — Regulatory Assets and Liabilities for a schedule of regulatory assets and liabilities.  See Note 13 — Risk Management Activities and Derivative Transactions for a discussion of the recognition in AOCI of gains and losses associated with certain derivative instruments. See Note 14 — Fair Value Measurements for a discussion of the recognition of certain investment fund gains and losses as regulatory assets and liabilities.  See Note 18 — Benefit Plans for a discussion of the regulatory accounting related to components of TVA's benefit plans.

13.  Risk Management Activities and Derivative Transactions

TVA is exposed to various risks related to commodity prices, investment prices, interest rates, currency exchange rates, and inflation as well as counterparty credit and performance risks.  To help manage certain of these risks, TVA has historically entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in its trust investment funds, it is TVA's policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes. During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts because these contracts no longer met the criteria of net settlement, and, as a result, the associated net derivative liabilities were derecognized at that time. In addition, TVA suspended its Financial Trading Program ("FTP") in 2014 and is not currently using financial instruments to hedge risks related to commodity prices. TVA plans to continue managing fuel price volatility through other methods and is reevaluating its suspended FTP program for future use of financial instruments.

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
			Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2020	2019
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$101	$76

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	2020	2019
Currency swaps	$45	$59
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $6 million of losses from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1)
			Three Months Ended December 31
Derivative Type	Objective of Derivative(2)	Accounting for Derivative Instrument	2020	2019
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(29)	$(21)

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses due to contract settlements are recognized in Fuel expense as incurred	—	1
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three months ended December 31, 2020 and 2019.
(2) During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts.

Fair Values of TVA Derivatives (in millions)
	At December 31, 2020		At September 30, 2020
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(60)	Accounts payable and accrued liabilities $(60)	$(78)	Accounts payable and accrued liabilities $(78)
£250 million Sterling	(22)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(18)	(63)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(58)
£150 million Sterling	(26)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(23)	(68)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(65)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(1,332)	Accounts payable and accrued liabilities $(64); Accrued interest $(17); Other long-term liabilities $(1,251)	$(1,449)	Accounts payable and accrued liabilities $(43); Accrued interest $(37); Other long-term liabilities $(1,369)
$476 million notional	(533)	Accounts payable and accrued liabilities $(30); Accrued interest $(1); Other long-term liabilities $(502)	(588)	Accounts payable and accrued liabilities $(22); Accrued interest $(10); Other long-term liabilities $(556)
$42 million notional(1)	(4)	Accounts payable and accrued liabilities $(2); Accrued interest $(1); Other long-term liabilities $(1)	(4)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(2)
Commodity contract derivatives	22	Other current assets $12; Other long-term assets $13 Accounts payable and accrued liabilities $(3)	46	Other current assets $26; Other long-term assets $23; Accounts payable and accrued liabilities $(3)
Note
(1) Represents two interest rate swaps with notional amounts of $28 million and $14 million.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had three currency swaps outstanding at December 31, 2020, with total currency exposure of £600 million and expiration dates ranging from 2021 to 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

    Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended December 31,

2020 and 2019, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized gains of $143 million and $171 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market natural gas contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At December 31, 2020, TVA's natural gas contract derivatives had terms of up to four years.

Commodity Contract Derivatives
	At December 31, 2020			At September 30, 2020
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Natural gas contract derivatives	32	300 million mmBtu	22	42	302 million mmBtu	46

Offsetting of Derivative Assets and Liabilities

    The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At December 31, 2020	At September 30, 2020
Assets
Commodity derivatives not subject to master netting or similar arrangement	$25	$49

Liabilities
Currency swaps(2)	$108	$209
Interest rate swaps(2)	1,869	2,041
Total derivatives subject to master netting or similar arrangement	1,977	2,250
Commodity derivatives not subject to master netting or similar arrangement	3	3
Total liabilities	$1,980	$2,253
Notes
(1) Offsetting amounts primarily include counterparty netting of derivative contracts, margin account deposits for futures commission merchants transactions, and cash collateral received or paid in accordance with the accounting guidance for derivatives and hedging transactions. There were no offsetting amounts on TVA's Consolidated Balance Sheets at either December 31, 2020, or September 30, 2020.
(2) Letters of credit of approximately $1.4 billion and $1.5 billion were posted as collateral at December 31, 2020, and September 30, 2020, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the TVA Deferred Compensation Plan ("DCP"). See Note 14 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At December 31, 2020, and September 30, 2020, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $11 million and $13 million at December 31, 2020, and September 30, 2020, respectively.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At December 31, 2020, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $2.0 billion.  TVA's collateral obligations at December 31, 2020, under these arrangements were approximately $1.4 billion, for which TVA had posted approximately $1.4 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.2 billion and $1.4 billion of receivables from power sales outstanding at December 31, 2020, and September 30, 2020, respectively, nearly all counterparties were rated investment grade. The obligations of customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 3 — Accounts Receivable, Net, and Note 6 — Other Long-Term Assets.

    TVA had revenue from two LPCs that collectively accounted for 16 percent of total operating revenues for both the three months ended December 31, 2020 and 2019.

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

    Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at December 31, 2020. The contracted supply of coal is sourced from multiple geographic regions of the U.S. and is to be delivered via various transportation methods (e.g., barge, rail, and truck). Emerging technologies, environmental regulations, and low natural gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies. Continued difficulties by coal suppliers, including impacts from the COVID-19 pandemic, could result in consolidations, additional bankruptcies, restructuring, contract renegotiations, or other scenarios.

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

Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur substantial costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the qualified pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At December 31, 2020, all of TVA's currency swaps and interest rate swaps as well as all of the derivatives in the NDT and ART were with banking counterparties whose Moody's credit ratings were A3 or higher.

    TVA classifies qualified forward natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At December 31, 2020, the natural gas contracts were with counterparties whose ratings ranged from B1 to A2. TVA recognizes the slowdown in demand and the impacts on the oil and gas industry as a result of the COVID-19 pandemic. TVA will continue to monitor the impacts and affected credit ratings and enforce contract performance assurance provisions when applicable.

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

Investment Funds

At December 31, 2020, Investment funds were comprised of $3.6 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $2.5 billion and $971 million, respectively, at December 31, 2020.

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

    Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $214 million, private real assets of $105 million, and private credit of $48 million at December 31, 2020. The ART had unfunded commitments related to limited partnerships in private equity of $130 million, private real assets of $73 million, and private credit of $23 million at December 31, 2020. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

     Realized and unrealized gains and losses on equity and trading debt securities are recognized in current earnings and are based on average cost. The gains and losses of the NDT and ART are subsequently reclassified to a regulatory asset or liability account in accordance with TVA's regulatory accounting policy. See Note 1 — Summary of Significant Accounting Policies — Cost-Based Regulation and Note 7 — Regulatory Assets and Liabilities. TVA recorded unrealized gains and losses related to its equity and trading debt securities held during each period as follows:

Unrealized Investment Gains (Losses) (in millions)
		At or for the Three Months Ended December 31
Fund	Financial Statement Presentation	2020	2019
NDT	Regulatory asset	$230	$111
ART	Regulatory asset	92	37
SERP	Other income (expense)	4	1
DCP	Other income (expense)	1	1

Currency and Interest Rate Swap Derivatives

See Note 13 — Risk Management Activities and Derivative Transactions — Cash Flow Hedging Strategy for Currency Swaps and Derivatives Not Receiving Hedge Accounting Treatment for a discussion of the nature, purpose, and contingent features of TVA's currency swaps and interest rate swaps. These swaps are classified as Level 2 valuations and are valued based on income approaches using observable market inputs for similar instruments.

Commodity Contract Derivatives

See Note 13 — Risk Management Activities and Derivative Transactions —Derivatives Not Receiving Hedge Accounting Treatment. Most of these contracts are valued based on market approaches which utilize short-term and mid-term market-quoted prices from an external industry brokerage service.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2019) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at December 31, 2020.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2020, and September 30, 2020. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At December 31, 2020 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$588	$—	$—	$588
Government debt securities(1)	500	29	—	529
Corporate debt securities(2)	—	400	—	400
Mortgage and asset-backed securities	—	27	—	27
Institutional mutual funds	214	—	—	214
Forward debt securities contracts	—	11	—	11
Private equity funds measured at net asset value(3)	—	—	—	238
Private real asset funds measured at net asset value(3)	—	—	—	190
Private credit measured at net asset value(3)	—	—	—	56
Commingled funds measured at net asset value(3)	—	—	—	1,334
Total investments	1,302	467	—	3,587
Commodity contract derivatives	—	25	—	25
Total	$1,302	$492	$—	$3,612

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(4)	$—	$108	$—	$108
Interest rate swaps	—	1,869	—	1,869
Commodity contract derivatives	—	3	—	3
Total	$—	$1,980	$—	$1,980
Notes
(1) Includes obligations of government-sponsored entities.
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
(4)  TVA records currency swaps net of cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 13 — Risk Management Activities and Derivative Transactions — Offsetting of Derivative Assets and Liabilities.

Fair Value Measurements At September 30, 2020 (in millions)
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
Notes
(1) Includes obligations of government-sponsored entities.
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
(4)  TVA records currency swaps net of cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 13 — Risk Management Activities and Derivative Transactions — Offsetting of Derivative Assets and Liabilities.

        The following table presents a reconciliation of all commodity contract derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (in millions)
Commodity Contract Derivatives(1)
Balance at October 1, 2019	$(4)
Change in net unrealized gains (losses) deferred as regulatory assets and liabilities	(13)
Balance at December 31, 2019	$(17)
Note
(1) During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts. Therefore, the fair value measurement using significant unobservable inputs was zero at October 1, 2020, and December 31, 2020.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at December 31, 2020, and September 30, 2020, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at December 31, 2020, and September 30, 2020, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At December 31, 2020		At September 30, 2020
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$82	$82	$87	$86

Loans and other long-term receivables, net (including current portion)	Level 2	109	96	105	93

EnergyRight® financing obligations (including current portion)	Level 2	94	104	97	108

Unfunded loan commitments	Level 2	—	6	—	2

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	26	35	26	35

Long-term outstanding power bonds (including current maturities), net	Level 2	19,790	26,801	19,743	26,630

Long-term debt of VIEs (including current maturities), net	Level 2	1,090	1,430	1,089	1,419

The carrying value of Cash and cash equivalents, Restricted cash and cash equivalents, Accounts receivable, net and Short-term debt, net approximate their fair values.

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

LPC sales
Approximately 92 percent of TVA's revenue from sales of electricity for the three months ended December 31, 2020 was to LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During the three months ended December 31, 2020, revenues generated from TVA's electricity sales were $2.3 billion and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three months ended December 31, 2020 and 2019, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended December 31
	2020	2019
Alabama	$334	$369
Georgia	58	63
Kentucky	137	157
Mississippi	212	237
North Carolina	16	18
Tennessee	1,501	1,676
Virginia	10	11
Subtotal	2,268	2,531
Off-system sales	2	1
Revenue from sales of electricity	2,270	2,532
Other revenue	34	46
Total operating revenues	$2,304	$2,578

    TVA's operating revenues by customer type for the three months ended December 31, 2020 and 2019, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended December 31
	2020	2019
Revenue from sales of electricity
Local power companies(1)	$2,091	$2,357
Industries directly served	154	150
Federal agencies and other	25	25
Revenue from sales of electricity	2,270	2,532
Other revenue	34	46
Total operating revenues	$2,304	$2,578
Note
(1) The amount for the three months ended December 31, 2020 and 2019, is net of $42 million and $34 million, respectively, of wholesale bill credits to LPCs participating in the long-term Partnership Agreement.

    TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts have a 20-year termination notice provision that renews each year after their initial effective date, contingent upon certain circumstances, including limited rate increases going forward. Participating LPCs will receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In June 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate up to approximately five percent of average total hourly energy sales over the prior five years in order to meet their individual customers' needs. As of February 11, 2021, 142 LPCs had signed the 20-year Partnership Agreement with TVA, and 68 LPCs had signed a Flexibility Agreement.

In August 2020, the TVA Board approved a Pandemic Relief Credit which became effective beginning October 2020. The credit applies to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers as a 2.5 percent monthly base rate credit, approximating $200 million for 2021.

    The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three months ended December 31, 2020, and the percentage those revenues comprised of TVA's total operating revenues for the same period, are summarized in the table below:

TVA Local Power Company Contracts At or for the Three Months Ended December 31, 2020
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	142	$1,720	74.7%
5-year termination notice	11	371	16.1%
Total	153	$2,091	90.8%
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

    TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues during both the three months ended December 31, 2020 and 2019. Certain LPCs, including MLGW, are evaluating options for future energy choices. In addition, in January 2021, four LPCs accounting for four percent of TVA's total operating revenues during the three months ended December 31, 2020, filed a complaint and petition with the Federal Energy Regulatory Commission ("FERC") asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. See Note 19 — Contingencies and Legal Proceedings — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment.

Contract Balances

    Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA does not have any material contract assets at December 31, 2020.

    Contract liabilities represent an entity's obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation.

    Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. During the three months ended December 31, 2020 and 2019, TVA recorded $75 million and $76 million, respectively, in incentives as a reduction of revenue. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2020, and September 30, 2020, the outstanding unpaid incentives were $168 million and $172 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements. Additionally, in May 2020, TVA established flexibility provisions to support the continued operations and recovery of participating customers experiencing financial and operational hardships as a result of the COVID-19 pandemic and corresponding economic downturn. These provisions have not had a material impact to TVA.

16.  Other Income (Expense), Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income (Expense), Net
	Three Months Ended December 31
	2020	2019
Interest income	$3	$5
External services	4	2
Gains (losses) on investments	9	5
Miscellaneous	(1)	—
Total Other income (expense), net	$15	$12

17. Supplemental Cash Flow Information

    Construction in progress and Nuclear fuel expenditures included in Accounts payable and accrued liabilities at December 31, 2020 and 2019, were $273 million and $254 million, respectively, and are excluded from the Statements of Consolidated Cash Flows for the three months ended December 31, 2020 and 2019, as non-cash investing activities.

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three months ended December 31, 2020 and 2019, were as follows:

Components of TVA's Benefit Plans(1)
	For the Three Months Ended December 31
	Pension Benefits		Other Post-Retirement Benefits
	2020	2019	2020	2019
Service cost	$14	$12	$5	$4
Interest cost	91	104	4	4
Expected return on plan assets	(123)	(122)	—	—
Amortization of prior service credit	(24)	(24)	(5)	(6)
Recognized net actuarial loss	112	109	3	2
Total net periodic benefit cost as actuarially determined	70	79	7	4
Amount expensed / (capitalized) due to actions of regulator	7	(2)	—	—
Total net periodic benefit cost	$77	$77	$7	$4
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

    TVA's minimum required pension plan contribution for 2021 is $300 million. TVA contributes $25 million per month to TVARS and as of December 31, 2020, had contributed $75 million. The remaining $225 million will be contributed by September 30, 2021. For the three months ended December 31, 2020, TVA also contributed $26 million to the 401(k) plan and $9 million (net of $1 million in rebates) to the other post-retirement plans. TVA expects to contribute $5 million to the SERP in 2021.

    TVA's pension and other investment portfolios have experienced significant fluctuations over the past year, which had substantially recovered as of September 30, 2020, and have continued to experience gains through the three months ended December 31, 2020. However, effects due to the COVID-19 pandemic on the financial markets, regulations, and experience are uncertain and continue to evolve. The ultimate impact of the COVID-19 pandemic on the pension plan and other post-retirement plans depends on factors beyond TVA’s knowledge or control, including the duration and severity, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region’s economy. Therefore, TVA cannot estimate the potential impact to the pension plan and other post-retirement plans.

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

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to nuclear generating plants, coal-fired generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. See Note 10 — Asset Retirement Obligations.

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the Nuclear Regulatory Commission ("NRC") procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At December 31, 2020, $3.3 billion, representing the discounted value of future estimated decommissioning costs, was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. Decommissioning costs studies are updated for each of TVA's nuclear units at least every five years.

TVA maintains a NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  See Note 14 — Fair Value Measurements — Investment Funds. TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments and additional contributions, if necessary, will be available to support decommissioning.  TVA's operating nuclear power units are licensed through various dates between 2033-2055, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC. See Note 7 — Regulatory Assets and Liabilities and Note 10 — Asset Retirement Obligations.

Non-Nuclear Decommissioning.  At December 31, 2020, $3.5 billion, representing the discounted value of future estimated decommissioning costs, was included in AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

TVA maintains an ART to help fund the ultimate decommissioning of its non-nuclear power assets.  See Note 14 — Fair Value Measurements — Investment Funds. Estimates involved in determining if additional funding will be made to the ART include inflation rate, rate of return projections on the fund investments, and the planned use of other sources to fund decommissioning costs. See Note 7 — Regulatory Assets and Liabilities and Note 10 — Asset Retirement Obligations.

Environmental Matters. TVA's power generation activities, like those across the utility industry and in other industrial sectors, are subject to federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA's activities include air quality control, greenhouse gas ("GHG") emissions, water quality control, and management and disposal of solid and hazardous wastes.  In the future, regulations in all of these areas are expected to become more stringent.  Regulations are also expected to have a particular emphasis on climate change, renewable generation, and energy efficiency.

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

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding GHG requirements) could lead to additional costs of $147 million from 2021 to 2025, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of approximately $902 million from 2021 to 2025 relating to TVA's CCR Conversion Program, as well as expenditures of approximately $173 million from 2021 to 2025 relating to compliance with Clean Water Act requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions that could increase these estimates.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA is addressing consistent with state and federal requirements.  At December 31, 2020, and September 30, 2020, TVA's estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $15 million and $14 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

    Potential Liability Associated with Workers' Exposure to CCR Materials. In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee certain aspects of the cleanup. After the cleanup was completed, Jacobs was sued in the U.S. District Court for the Eastern District of Tennessee ("Eastern District") by employees of a contractor involved in the cleanup and family members of some of the employees. The plaintiffs alleged that Jacobs had failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs alleged that exposure to the fly ash caused a variety of significant health issues and illnesses, including in some cases death. The case was split into two phases, with the first phase considering, among other issues, general causation and the second determining specific causation and damages. On November 7, 2018, a jury hearing the first phase returned a verdict in favor of the plaintiffs, including determinations that Jacobs failed to adhere to its contract with TVA or the Site Wide Safety and Health Plan; Jacobs failed to provide reasonable care to the plaintiffs; and Jacobs's failures were capable of causing a list of medical conditions, ranging from hypertension to cancer. On January 11, 2019, the Eastern District referred the parties to mediation. Mediation has concluded, but the parties did not resolve the matter. The litigation will now proceed to the second phase on the question of whether Jacobs's failures were the specific medical cause of the plaintiffs' alleged injuries and damages.
    Other contractor employees and family members have filed lawsuits against Jacobs that are pending in the Eastern District. These pending lawsuits are stayed and raise similar claims to those being litigated in the case referenced above.

    While TVA is not a party to any of these lawsuits, TVA may potentially have an indemnity obligation to reimburse Jacobs for some amounts that Jacobs is required to pay. TVA will continue monitoring the litigation to determine whether these or similar cases could have broader implications for the utility industry. TVA does not expect any potential liability to have a material adverse impact on its results of operations or financial condition.

Legal Proceedings

    From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At December 31, 2020, TVA had accrued $14 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $12 million is included in Other long-term liabilities and $2 million is included in Accounts payable and accrued liabilities. No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"). Under the Environmental Agreements, TVA committed to, among other things, take actions regarding coal units that have been completed. TVA also agreed to invest $290 million in certain TVA environmental projects of which TVA had spent approximately $280 million as of December 31, 2020. Additionally, TVA holds restricted cash in an interest earning trust to fund the remaining project commitments. Under the Environmental Agreements, any interest earned through the trust must also be spent on agreed upon environmental projects. The total remaining committed spend, including interest earned through the trust, is approximately $11 million as of December 31, 2020. In exchange for these commitments, most past claims against TVA based on alleged New Source Review ("NSR") and associated violations were waived and cannot be brought against TVA. Future claims, including those for sulfuric acid mist and GHG emissions, can still be brought against TVA.

    The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the December 31, 2020, Consolidated Balance Sheets. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the Environmental Agreements as regulatory assets, and they are included as such on the December 31, 2020 Consolidated Balance Sheets and will be recovered in rates in future periods.

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

    Case Involving Tennessee River Boat Accident. In July 2015, plaintiffs filed suit in the U.S. District Court for the Northern District of Alabama ("Northern District"), seeking recovery for personal injuries sustained when the plaintiffs' boat struck a TVA transmission line which was being raised from the Tennessee River during a repair operation. The Northern District dismissed the case, finding that TVA's exercise of its discretion as a governmental entity in deciding how to carry out the operation barred any liability for negligence. In August 2017, the U.S. Court of Appeals for the Eleventh Circuit ("Eleventh Circuit") affirmed the decision. The plaintiffs petitioned the Supreme Court for review of the decision, arguing that the provision of the TVA Act which allows suit to be brought against TVA does not allow TVA to claim immunity for discretionary actions. In April 2019, the Supreme Court issued its opinion reversing the judgment of the Eleventh Circuit and remanding the case to the Eleventh Circuit. In July 2019, the Eleventh Circuit remanded the case to the district court for further proceedings consistent with the Supreme Court's opinion. TVA filed a motion for summary judgment on all of the plaintiffs’ claims on November 23, 2020, and the plaintiffs filed a motion for partial summary judgment. The court cancelled the trial scheduled for February 16, 2021, and stated that the trial would be rescheduled, if necessary, following the court’s ruling on the parties’ summary judgment motions.

    Case Involving Bellefonte Nuclear Plant. In November 2018, Nuclear Development, LLC, filed suit against TVA in the Northern District of Alabama. The plaintiff alleges that TVA breached its agreement to sell Bellefonte to the plaintiff. The plaintiff seeks, among other things, (1) an injunction requiring TVA to maintain Bellefonte and the associated NRC permits until the case is concluded, (2) an order compelling TVA to complete the sale of Bellefonte to the plaintiff, and (3) if the court does not order TVA to complete the sale, monetary damages in excess of $30 million. In December 2018, Nuclear Development, LLC, and TVA filed a joint stipulation with the court. Under the stipulation, Nuclear Development, LLC, withdrew its request for an expedited hearing on its injunction in exchange for TVA's agreement to continue to maintain Bellefonte in accordance with the NRC permits and to give Nuclear Development, LLC, and the court five days prior notice of any filing by TVA to terminate the permits or sell the site. TVA filed a motion to dismiss the case in February 2019. In May 2019, the court denied TVA's motion. On September 23, 2020, the parties filed competing motions for summary judgment, and oral argument on the motions is scheduled for February 16, 2021. Trial is currently scheduled for March 29, 2021.

Case Involving Rate Changes. On June 9, 2020, a proposed class action lawsuit was filed in federal court in Abingdon, Virginia, by a LPC customer, asserting claims for breach of contract and violation of the Administrative Procedure Act. The lawsuit alleges that the customers of TVA's LPCs are third-party beneficiaries under TVA's wholesale power contracts with its LPCs and that TVA’s rate changes dating back to 2010 violate Section 11 of the TVA Act. Section 11 of the TVA Act establishes the broad policy that TVA power projects shall be considered primarily for the benefit of the people of the Tennessee Valley and that service to industry is a secondary purpose to be used principally to secure a sufficiently high load factor and revenue returns to permit domestic and rural use at the lowest possible rates. The remedies requested include an injunction prohibiting TVA rate changes that violate Section 11, monetary damages, and repayment of rates charged in violation of Section 11. TVA filed a motion to dismiss the case on November 9, 2020, and filed a supplemental motion to dismiss on December 21, 2020, in response to an amended complaint filed by the plaintiff. Oral argument on the motion is scheduled for February 18, 2021.

Cases Involving Long-Term Agreements. On August 17, 2020, the Southern Environmental Law Center ("SELC") filed a lawsuit in the United States District Court for the Western District of Tennessee on behalf of three environmental groups alleging that, beginning in August 2019, TVA violated the National Environmental Policy Act ("NEPA") and Section 10 of the TVA

Act by offering a Long-Term Agreement ("LTA") to its LPCs. The environmental groups represented by SELC are Protect Our Aquifer, Energy Alabama, and Appalachian Voices.

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

The environmental groups request the federal court to (1) declare that TVA's entry into long-term power agreements without preparing an environmental review violated NEPA and the TVA Act, (2) vacate the long-term contracts, and (3) enjoin TVA from implementing "system-wide energy contract programs that significantly affect the environment." TVA filed a motion to dismiss the case on October 20, 2020, and filed a supplemental motion to dismiss on December 4, 2020, in response to an amended complaint filed by the plaintiffs. Oral argument on the motion is scheduled for February 19, 2021.

On January 28, 2021, TVA was served with a lawsuit filed by the Glasgow Electric Plant Board ("GEPB") against TVA in the United States District Court for the Western District of Kentucky seeking to rescind its LTA. The lawsuit advances multiple legal theories in asking the court to rescind the LTA, declare it null and void, or, in the alternative, reinstate GEPB's 90-day review period under the LTA. The issues raised by GEPB are limited to its contract with TVA, and the lawsuit does not seek relief that would apply to other customers. TVA is evaluating the complaint and assessing its legal defenses.

Challenge to Anti-Cherrypicking Amendment. On January 11, 2021, Athens Utilities Board, Gibson Electric Membership Corporation, Joe Wheeler EMC, and Volunteer Energy Cooperative filed a complaint and petition with the Federal Energy Regulatory Commission ("FERC") asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. The petitioners seek to avoid the limitations of the Anti-Cherrypicking Amendment ("ACPA") to the Federal Power Act ("FPA"), which prohibits FERC from ordering TVA to wheel power from another supplier if the power will be consumed within the TVA service territory. The petitioners argue that section 211A of the FPA, which gives FERC limited jurisdiction over the rates, terms, and conditions of transmission service provided by unregulated transmitting utilities such as TVA, provides an alternate grant of authority to enable FERC to order TVA to wheel power inside its service area unrestricted by the application of the ACPA. The petitioners also argue that the public power model is antiquated and TVA’s refusal to wheel power is not in the public interest because it stifles competition. On January 19, 2021, FERC issued a notice of the complaint and petition in the Federal Register, establishing February 1, 2021, as the due date for TVA’s response and for others’ interventions, comments, and protests. On January 21, 2021, TVA asked FERC for a 21-day extension to file its response, and FERC granted TVA's request establishing February 22, 2021, as the new response deadline.

20. Subsequent Events

Credit Facility Amendment

On February 9, 2021, TVA executed a second amendment to its $150 million December Maturity Community Bank Credit Agreement dated as of December 12, 2016 and amended as of December 11, 2018, with Truist Bank, as Administrative Agent, Letter of Credit Issuer, and a Lender, First Horizon Bank, First National Bank, HomeTrust Bank, Pinnacle Bank, Regions Bank, SmartBank, and United Community Bank (the “Credit Agreement”). The second amendment, among other things, (1) extends the maturity date of the Credit Agreement to February 9, 2024, (2) changes the name of the Credit Agreement to the February Maturity Community Bank Credit Agreement, (3) adds new definitions, (4) adds provisions regarding a successor rate to LIBOR, (5) adds provisions regarding qualified financial contracts, and (6) updates the schedule of commitments and applicable percentages. The other material terms and conditions of the Credit Agreement were not changed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") explains the results of operations and general financial condition of the Tennessee Valley Authority ("TVA"). The MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements and TVA's Annual Report on Form 10-K for the year ended September 30, 2020 (the "Annual Report").

Executive Overview

TVA's operating revenues were $2.3 billion and $2.6 billion for the three months ended December 31, 2020 and 2019, respectively. The decrease in operating revenue was primarily due to lower demand revenue as a result of higher peak demand during the three months of the prior year, lower fuel cost recovery revenue from lower fuel rates, and lower effective rates. Lower effective rates resulted primarily from the Pandemic Relief Credit that the TVA Board approved in August 2020 which became effective beginning October 2020. The credit applies to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA's directly served customers as a 2.5 percent monthly base rate credit, approximating $200 million for 2021. For the three months ended December 31, 2020, these credits accounted for $49 million of the decrease to operating revenue.

Depreciation and amortization expense decreased $206 million for the three months ended December 31, 2020, as compared to the same period of the prior year. This decrease was primarily due to a decrease in depreciation expense as a result of the decision in 2019 to accelerate the retirements of Bull Run Fossil Plant ("Bull Run") and Paradise Fossil Plant ("Paradise"). Fuel and purchased power expense decreased $67 million for the three months ended December 31, 2020, as compared to the same period of the prior year. This decrease was primarily due to lower natural gas prices, improved nuclear fleet performance, and more hydroelectric generation.

TVA continues to closely monitor developments associated with the COVID-19 pandemic. For the three months ended December 31, 2020, the COVID-19 pandemic did not significantly decrease TVA's base revenue. TVA estimates base revenues were lower by approximately $10 million during this period as a result of economic conditions surrounding COVID-19. TVA expects these conditions could continue impacting revenue for the remainder of 2021, and has planned for $10.0 billion in total operating revenues for 2021. TVA's pension and other investment portfolios have experienced significant fluctuations over the past year, but had substantially recovered as of September 30, 2020, and have continued to experience gains through the three months ended December 31, 2020. In addition, operations and delivery of energy to customers have not been materially impacted by the COVID-19 pandemic at this time. See Key Initiatives and Challenges - COVID-19 Pandemic for an expanded discussion of the impact to TVA and related initiatives.

    TVA continues to maintain 99.999 percent reliability in delivering energy to its customers. TVA's reliability, competitive rates, and economic development efforts continue to attract and encourage the expansion of business and industries in the Tennessee Valley, with over $2.3 billion in investments and more than 32,100 jobs created or retained during the first quarter of 2021.

Results of Operations

Sales of Electricity

    Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 36,672 and 36,667 million of kWh for the three months ended December 31, 2020 and 2019, respectively. TVA sells power at wholesale rates to LPCs that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

The following chart compares TVA's sales of electricity by customer type for the periods indicated:

Sales of Electricity
Three Months Ended December 31
(millions of kWh)

40,000
30,000
20,000
10,000
0
526
4,459
31,687
447
4,146
32,074
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

	Degree Days
	Variation from Normal						Variation from Prior Period
	2020	Normal	Percent Change	2019	Normal	Percent Change	Percent Change
Heating Degree Days
Three Months Ended December 31	1,201	1,289	(6.8)%	1,278	1,289	(0.9)%	(6.0)%

Cooling Degree Days
Three Months Ended December 31	46	43	7.0%	90	43	109.3%	(48.9)%

    Sales of electricity for the three months ended December 31, 2020 were flat as compared to the same period of the prior year. Sales of electricity from industries directly served increased as a result of certain customers shifting maintenance outages from December 2020 to the summer of 2020, while businesses were closed due to the COVID-19 pandemic. This increase was offset by a decrease in sales of electricity as a result of overall milder weather experienced during the three months ended December 31, 2020.

Financial Results

    The following table compares operating results for the three months ended December 31, 2020 and 2019:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended December 31
	2020	2019	Percent Change
Operating revenues	$2,304	$2,578	(10.6)%
Operating expenses	1,789	2,046	(12.6)%
Operating income	515	532	(3.2)%
Other income (expense), net	15	12	25.0%
Other net periodic benefit cost	65	65	—%
Interest expense	281	287	(2.1)%
Net income (loss)	$184	$192	(4.2)%

Operating Revenues.  Operating revenues were $2.3 billion and $2.6 billion for the three months ended December 31, 2020 and 2019, respectively, and consisted of the following:

Operating Revenues
Three Months Ended December 31
(in millions)
$2,500
$2,000
$1,500
$1,000
$500
$—
$2,091
$154
$25
$34
$2,357
$150
$25
$46
2020
2019
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues during both the three months ended December 31, 2020 and 2019. Certain LPCs, including MLGW, are evaluating options for future energy choices. In addition, in January 2021, four LPCs accounting for four percent of TVA's total operating revenues during the three months ended December 31, 2020, filed a complaint and petition with the Federal Energy Regulatory Commission ("FERC") asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. See Note 19 — Contingencies and Legal Proceedings — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment.

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

In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts have a 20-year termination notice provision that renews each year after their initial effective date, contingent upon certain circumstances, including limited rate increases going forward. Participating LPCs will receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of February 11, 2021, 142 LPCs had signed the 20-year Partnership Agreement with TVA.

In 2020, the TVA Board approved a Pandemic Relief Credit which became effective beginning October 2020. The credit applies to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers as a 2.5 percent monthly base rate credit, approximating $200 million for 2021.

    In addition to base revenues, the rate structure includes a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel, and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and payments to states and counties in lieu of taxes ("tax equivalents") associated with the fuel cost adjustments.

    The changes in revenue components for the three months ended December 31, 2020, compared to the three months ended December 31, 2019, are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended December 31
	2020	2019	Change
Base revenue
Energy revenue	$1,060	$1,067	$(7)
Demand revenue	750	883	(133)
Grid access charge	149	149	—
Long-term partnership credits for LPCs	(42)	(34)	(8)
Pandemic relief credit	(49)	—	(49)
Other charges and credits(1)	(141)	(144)	3
Total base revenue	1,727	1,921	(194)
Fuel cost recovery	541	610	(69)
Off-system sales	2	1	1
Revenue from sales of electricity	2,270	2,532	(262)
Other revenue	34	46	(12)
Total operating revenues	$2,304	$2,578	$(274)
Note
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 15 — Revenue.

    Operating revenues decreased $274 million for the three months ended December 31, 2020, as compared to the same period of the prior year, primarily due to a $194 million decrease in base revenue and a $69 million decrease in fuel cost recovery revenue. The $194 million decrease in base revenue was driven by a decrease of $119 million primarily attributable to lower demand volume and a decrease of $75 million attributable to lower effective rates. Lower demand volume resulted primarily from higher peak demand during the three months ended December 31, 2019. During this period, TVA's service territory experienced peaks of record-setting heat in October 2019 and record-setting cold in November 2019. Lower effective rates resulted primarily from the Pandemic Relief Credits that began in 2021, totaling $49 million for the three months ended December 31, 2020. For the three months ended December 31, 2020, the COVID-19 pandemic did not significantly decrease TVA's base revenue. TVA estimates base revenues were lower by approximately $10 million during this period as a result of economic conditions surrounding COVID-19. TVA expects these conditions could continue impacting revenue for the remainder of 2021, and has planned for $10.0 billion in total operating revenues for 2021. It is uncertain at this time the extent to which TVA's revenues may be impacted beyond 2021. The $69 million decrease in fuel cost recovery revenue was driven by lower fuel rates resulting primarily from lower market prices for natural gas.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three months ended December 31, 2020 and 2019, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended December 31
	2020	2019	Change
Operating expenses
Fuel	$369	$423	$(54)
Purchased power	206	219	(13)
Operating and maintenance	715	689	26
Depreciation and amortization	378	584	(206)
Tax equivalents	121	131	(10)
Total operating expenses	$1,789	$2,046	$(257)

Fuel expense decreased $54 million for the three months ended December 31, 2020, as compared to the same period of the prior year. This decrease was primarily due to lower effective fuel rates of $60 million, resulting from lower natural gas prices, improved nuclear fleet performance, and more hydroelectric generation. Partially offsetting this decrease was an increase in fuel volume of $4 million due to an increase of TVA-owned generation as well as an increase of $2 million in fuel rate recovery.
Purchased power expense decreased $13 million for the three months ended December 31, 2020, as compared to the same period of the prior year. This was primarily driven by a $17 million decrease in volume resulting from higher availability of TVA-owned generation. Partially offsetting this decrease was a $4 million increase in fuel rate recovery.
Operating and maintenance expense increased $26 million for the three months ended December 31, 2020, as compared to the same period of the prior year. This was primarily due to an increase in outage expense of $30 million, driven by an increase in planned nuclear outage days. Additionally, there was a $14 million increase in payroll and benefit costs due to labor escalation for cost of living increases. Partially offsetting these increases was a reduction related to TVA's capital spare program of $15 million.

Depreciation and amortization expense decreased $206 million for the three months ended December 31, 2020, as compared to the same period of the prior year.  This was primarily driven by a net decrease in depreciation expense of $201 million related to the decision in 2019 to accelerate the retirements of Bull Run and Paradise. Paradise was fully depreciated in the second quarter of 2020. Additionally, amortization expense of non-nuclear decommissioning costs recovered in rates decreased $24 million. Partially offsetting these decreases was an increase due to depreciation of additions to completed plant.
Tax equivalents expense decreased $10 million for the three months ended December 31, 2020, as compared to the same period of the prior year. The change is primarily driven by a decrease in TVA's revenue from sales of electricity in 2020, which is used as the basis for calculating tax equivalent expense. Additionally, the amount of tax equivalents collected in the fuel rate recovery decreased during 2020.

The following table shows TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source
	Three Months Ended December 31
	2020		2019
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	3,299	9%	5,170	14%	(1,871)	(36)%
Nuclear	16,348	44%	15,716	42%	632	4%
Hydroelectric	4,705	13%	3,655	10%	1,050	29%
Natural gas and/or oil-fired	8,389	22%	7,855	21%	534	7%
Total TVA-operated generation facilities(1)	32,741	88%	32,396	87%	345	1%
Purchased power (non-renewable)(2)	2,536	7%	2,954	8%	(418)	(14)%
Purchased power (renewable)(3)	1,980	5%	1,950	5%	30	2%
Total purchased power	4,516	12%	4,904	13%	(388)	(8)%
Total power supply	37,257	100%	37,300	100%	(43)	—%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Purchased power (non-renewable) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,071 million kWh and 805 million kWh for the three months ended December 31, 2020 and 2019, respectively.
(3) Purchased power (renewable) includes purchased power from the following renewable sources: hydroelectric, solar, wind, biomass, and cogeneration.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. TVA estimates energy needs could be reduced by 2,500 million kWh in 2021 due to TVA's energy efficiency programs.

Interest Expense.  Interest expense and interest rates for the three months ended December 31, 2020 and 2019, were as follows:

Interest Expense and Rates
	Three Months Ended December 31
	2020	2019	Percent Change
Interest expense(1)	$281	$287	(2.1)%

Average blended debt balance(2)	21,287	22,230	(4.2)%

Average blended interest rate(3)	5.17%	5.06%	2.2%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of VIE, and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

    Total interest expense decreased $6 million for the three months ended December 31, 2020, as compared to the same period of the prior year.  This decrease was primarily driven by lower average balances and rates on short-term debt and lower average balances on long-term debt. Partially offsetting these decreases was an increase due to higher average rates on long-term debt.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), four long-term revolving credit facilities totaling approximately $2.7 billion, and proceeds from other financings. See Note 11 — Debt and Other Obligations — Credit Facility Agreements. Other financing arrangements may include sales of receivables, loans, or other assets.

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Power bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at December 31, 2020, were $20.1 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 8 — Variable Interest Entities), could provide supplementary funding if needed. Currently, TVA expects to have adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade. See Lease Financings below, Note 8 — Variable Interest Entities, and Note 11 — Debt and Other Obligations for additional information.

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

Due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its target balance of Cash and cash equivalents beginning in March 2020. TVA may continue to hold higher balances in future periods due to potential market volatility. TVA has maintained continued debt market access since the outbreak of the pandemic.

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At December 31, 2020, the average maturity of long-term power bonds was 15.07 years, and the average interest rate was 4.56 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at December 31, 2020. See Lease Financings below, Note 8 — Variable Interest Entities, and Note 11 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowing Table
	At December 31, 2020	Three Months Ended December 31, 2020	At December 31, 2019	Three Months Ended December 31, 2019
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount Notes	$112	$146	$895	$767
Maximum Month-End Gross Amount Outstanding (During Period)
Discount Notes	N/A	$115	N/A	$895
Weighted Average Interest Rate
Discount Notes	0.07%	0.06%	1.56%	1.71%

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 8 — Variable Interest Entities and Note 11 — Debt and Other Obligations for information about TVA's lease financing activities. During 2017 and 2016, TVA acquired 100 percent of the equity interests in certain SPEs created for the purpose of facilitating lease financing. TVA may seek to enter into similar arrangements in the future. In 2019, TVA made final rent payments under lease/leaseback transactions involving eight CTs and terminated these transactions. In 2020, TVA made final rent payments under lease/leaseback transactions involving eight additional CTs and anticipate these transactions will be terminated in 2021. TVA will continue making rent payments under the remaining lease/leaseback transactions through 2022.

Summary Cash Flows

    A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash were $529 million at December 31, 2020, compared to $327 million at December 31, 2019. A summary of cash flow components for the three months ended December 31, 2020 and 2019, follows:

    Cash provided by (used in):

Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

    Net cash flows provided by operating activities decreased $243 million for the three months ended December 31, 2020, as compared to the same period of the prior year. The decrease is primarily due to lower revenue collections from lower demand volume, lower effective rates as a result of the Pandemic Relief Credit, and lower fuel cost recovery revenue. These decreases were partially offset by decreases in fuel and purchased power payments as a result of lower natural gas prices and more availability of lower cost TVA-owned generation in the current year.

    Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services.

Net cash flows used in investing activities increased $54 million for the three months ended December 31, 2020, as compared to the same period of the prior year driven by an increase in capacity expansion projects due to construction of the new Colbert and Paradise Combustion Turbine units in addition to the Boone Dam remediation project. This increase was partially offset by a decrease in expenditures for the Pickwick South Embankment remediation project nearing completion.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

    Net cash provided by financing activities was $57 million for the three months ended December 31, 2020, as compared to $243 million in net cash used in financing activities in the same period of the prior year. The net change of $300 million was due to an increase in TVA’s target balance of Cash and cash equivalents and short-term cash needs. As a result of higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its target balance of Cash and cash equivalents beginning in March 2020 and continues to hold an approximately $200 million higher balance at December 31, 2020, as compared to December 31, 2019.

Impact of COVID-19 to Liquidity

The COVID-19 pandemic did not significantly decrease base revenue for the three months ended December 31, 2020; however, TVA will continue to monitor the impact of the COVID-19 pandemic on revenue for the remainder of 2021. See Results of Operations — Financial Results — Operating Revenues and Key Initiatives and Challenges — Coronavirus Pandemic for an expanded discussion of the impact to TVA.

The COVID-19 pandemic has also created economic uncertainty for TVA's LPCs and the communities they serve. To support LPCs and strengthen the public power response to the COVID-19 pandemic, TVA has created initiatives such as the
Public Power Support and Stabilization Program, Back-to-Business Credit Program, Community Care Fund, and Pandemic
Relief Credit. TVA has also provided regulatory flexibility for LPCs to halt disconnection of services. See Key Initiatives and Challenges — Coronavirus Pandemic for an expanded discussion of these initiatives.

    Contractual Obligations
    TVA has certain obligations and commitments to make future payments under contracts. During the three months ended December 31, 2020, there were no material changes in TVA's contractual obligations outside of the ordinary course of business. TVA's contractual obligations are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 21 — Benefit Plans of the Notes to Consolidated Financial Statements in the Annual Report.

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

Based on ongoing monitoring, COVID-19 continues to pose a significant risk in the U.S. and in the Tennessee Valley region, and as a result TVA has extended the timeframe for workforce reintegration and continues to limit non-essential travel. Mandatory telework has been implemented for those employees who do not have to be physically present at a TVA facility or office building to provide mission-essential activities or produce safe, reliable power. TVA continues to implement strong physical and cybersecurity measures to ensure that systems remain functional to keep employees, customers, and communities safe and enable TVA to continue achieving its mission to serve the people of the Valley. In addition to measures to protect its workforce, stakeholders, and critical operations, TVA is actively monitoring generation, transmission, and distribution functions. Operations and delivery of energy to customers have not been materially impacted by the COVID-19 pandemic at this time. Certain TVA recreation areas including TVA campgrounds, day use areas, trails, and undeveloped lands have reopened since TVA had initially closed them to slow the spread of the virus. However, for public and staff safety, restrooms and pavilions remain closed. These changes will continue until TVA believes it is safe to resume full operations.

    For the three months ended December 31, 2020, the COVID-19 pandemic did not significantly decrease TVA's base revenue. TVA estimates base revenues were lower by approximately $10 million as a result of economic conditions surrounding COVID-19. TVA expects these conditions could continue impacting revenue for the remainder of 2021 and has planned for $10.0 billion in total operating revenue in 2021. It is uncertain at this time the extent to which revenues may be impacted beyond 2021. The ultimate impact of the COVID-19 pandemic on TVA's financial condition depends on factors beyond TVA's knowledge or control, including the duration and severity, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region's economy. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Revenues.

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

Customer Pandemic Initiatives. The COVID-19 pandemic has created economic uncertainty for TVA's customers and the communities they serve. To support and strengthen the public power response to the COVID-19 pandemic, TVA announced the following initiatives:

Regulatory Flexibility. TVA provided regulatory flexibility for LPCs to halt disconnection of services and respond to the local needs of their customers and communities.

Program Flexibility. In 2020, TVA established flexibility provisions for certain economic development programs for participating customers impacted by the COVID-19 pandemic, as well as deferral options for EnergyRight® program loan payments, through October 31, 2020, for customers experiencing financial hardship. See Note 6 — Other Long-Term Assets, Note 9 — Other Long-Term Liabilities, and Note 15 — Revenue.

Financial Support. In 2020, the TVA Board approved the Public Power Support and Stabilization Program. Through this program, TVA offered up to $1.0 billion of credit support to LPCs that demonstrated the need for temporary financial relief, through the deferral of a portion of LPCs' wholesale power payments owed to TVA.  The program ended December 31, 2020, with a total of $1 million of credit support approved under the program. Repayment has begun and full payment is expected in the second quarter of 2021.

Back-to-Business Credit Program. TVA created the Back-to-Business Credit Program to enable TVA and LPCs to provide relief to certain large customers affected by the COVID-19 pandemic by providing certain credits when returning to operations. As of December 31, 2020, TVA had provided approximately $11 million in Back-to-Business credits under this program since its inception, with approximately $1 million provided in the three months ended December 31, 2020.

Community Care Fund. TVA also continues to partner with LPCs through the Community Care Fund by making available over $4 million in TVA matching funds to support local initiatives that address hardships created by the COVID-19 pandemic. As of December 31, 2020, over $3 million in matching funds had been provided by TVA, with approximately $1 million provided in the three months ended December 31, 2020.

Pandemic Relief Credit. In August 2020, the TVA Board approved a Pandemic Relief Credit which became effective beginning October 2020. The credit applies to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers as a 2.5 percent monthly base rate credit, approximating $200 million for 2021. As of December 31, 2020, TVA had provided approximately $49 million in Pandemic Relief Credits.

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

Distributed Energy Resources

    Consumer desire for energy choice, among other things, is driving the expectation for flexible options in the electric industry. TVA and LPCs are working together to leverage the strengths of the Tennessee Valley public power model to provide distributed energy solutions that are economical, sustainable, and flexible. TVA will focus on the safety and reliability impacts of these resources as they are interconnected to the grid and will ensure that the pricing of electricity remains as low as feasible. Additional regulatory considerations and analysis may be required as the DER market, technologies, and programs evolve. The TVA Board recently approved new policies and an optional wholesale Electric Vehicle (“EV”) rate aimed at encouraging the development of charging infrastructure in the Valley. The updated policies enable LPC investment in public charging infrastructure and allow for the conditional resale of electricity for transportation purposes only, by any charging developer. This will enable transparent and economical refueling pricing options for EV drivers on a kWh basis. The optional wholesale rate was developed with high power EV charging in mind and provides a stable, economical option for those developing charging infrastructure. Setting policies such as these, positions TVA’s service territory to attract more EV and associated technology investment. TVA will continue to develop pricing and regulatory structures for each current and future program offering, in partnership with LPCs, in order to give customers choices and provide end use consumers flexibility.

    In 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as they enter the market. As of December 31, 2020, TVA had spent $129 million on installation of the fiber optic lines and expects to spend an additional $171 million.

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

    Renewable Power Purchase Agreements.  In order to meet customer preferences and requirements for cleaner energy, TVA has entered into certain power purchase agreements ("PPAs") with renewable resource providers. In 2019, as a result of TVA's 2017 request for proposals for renewable energy, TVA signed four solar PPAs for 674 megawatts ("MW") of solar generation at sites in Tennessee and Alabama.  One of these four solar projects is expected to come online in 2021 and two of the projects are expected to come online in 2022.  In 2020, one of the counterparties failed to comply with the terms of its PPA. TVA terminated the 150 MW agreement due to the counterparty's default and is evaluating its rights under the PPA and next steps. During 2020, as a result of TVA's 2019 request for proposals for renewable energy, TVA signed six PPAs for a total of 661 MW of solar generation with 50 MW of battery storage expected to come online in 2023. Due to transmission issues for one of the projects, the 661 MW will be decreased to 651 MW. TVA issued another request for proposal during the second quarter of 2020 for up to 200 MW of new renewable energy. During 2021, as a result of the 2020 request for proposal and increased customer demand, TVA signed seven additional PPAs for a total of 964 MW of solar generation with 130 MW of battery storage expected to come online in 2023. TVA anticipates making any remaining selections in the second quarter of 2021.

TVA will procure the renewable energy and sell the resulting Renewable Energy Certificates ("RECs") to specific customers, allowing TVA to increase its renewable energy portfolio without additional costs to other Tennessee Valley customers.  These agreements help to align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy.

    Renewable Power Solutions. TVA encourages renewable power through various current offerings. Offerings include the Green Switch Program that allows customers to support wind, solar, and biomass renewable resources through purchasing renewable energy generated in the Tennessee Valley, sold in 200 kWh blocks. The Green Flex Program gives commercial and industrial customers the ability to meet sustainability goals and to make renewable energy claims through RECs from wind generation located outside TVA's service area. TVA also offers a utility-scale program and a mid-scale flexibility option that better equip TVA and LPCs with the flexibility to meet changing end-use customer needs. The utility-scale program, Green Invest, aggregates demand through a competitive procurement process and is implemented through a renewable investment agreement. The goal of the Green Invest program is to meet the long-term sustainability needs of customers at scale. TVA may also construct its own renewable facilities to meet these needs. The mid-scale option, also known as the Flexibility Research Project, is a joint project with LPCs to enable solutions for situations where the end-use consumer needs onsite renewable or distributed generation. This project will allow TVA to gain market knowledge and operational insights. In addition, TVA launched the Green Connect Program in January 2021 to connect residential customers interested in on-site solar installations with qualified solar installers.

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

Natural Resource Plan

    In 2020, the TVA Board of Directors accepted changes to TVA's Natural Resource Plan ("NRP") to support a more strategic, flexible, and comprehensive management approach to TVA's natural resource stewardship work, and TVA published its Record of Decision to complete its environmental review process. The updated plan enhances alignment with TVA's mission through economic development, energy, and environmental stewardship, and guides business planning. In the newly published NRP, TVA expanded from six resource areas to ten focus areas, ensuring the NRP provides a more comprehensive view of resource stewardship efforts.

Strategic Financial Plan

    In 2019, the TVA Board approved an annual budget that reflects the first year of a new Strategic Financial Plan. The Strategic Financial Plan, which extends from 2020 through 2030, is flexible in aligning customer preferences and TVA's mission while at the same time establishing a long-term forecast of financial results. Key focus areas of the Strategic Financial Plan include maintaining rates as low as feasible, establishing better alignment between the length of LPC contracts and TVA's long-

term commitments, stabilizing debt, assuming 100 percent long-term partner participation, maintaining a target cash balance of $300 million, and pursuing operational efficiencies. As TVA executes the plan, key assumptions and performance may change estimated debt and cash balances. For example, TVA is continuing to evaluate its long-term asset needs. In addition, due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its target balance of Cash and cash equivalents in 2020. TVA may continue to hold higher balances in future periods due to potential market volatility.

In 2021, TVA retained Lazard Frères & Co. LLC ("Lazard"), an international financial advisory and asset management firm, to evaluate TVA’s financial performance from 2014 through 2020 against TVA’s 2014 long range financial plan (“2014 Plan”). Further, Lazard also reassessed whether the public power model and TVA’s existing business structure are reasonable approaches to support TVA’s mission, consistent with the scope of analysis and findings from Lazard’s 2014 Strategic Assessment Report (“2014 Lazard Report”). In the 2021 report, Lazard concluded that TVA’s financial performance from 2014 through fiscal year 2020 has been strong when measured against the financial performance objectives as set forth in TVA’s 2014 Plan and the performance of other large utility companies. Lazard also concluded that TVA’s performance in recent years and current positioning suggest that the public power model is a reasonable approach to support TVA’s mission. In addition, the 2021 report reaffirmed that Lazard’s previous conclusions from the 2014 Lazard Report with respect to the benefits and considerations of the public power model compared against alternative business models are still valid today.

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

    Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. The revised hydrology models were reviewed and approved by the NRC for Watts Bar Units 1 and 2. However, TVA identified an error in the modeling that will require the models for Watts Bar Units 1 and 2 to be resubmitted. TVA plans to resubmit models for Watts Bar Units 1 and 2 by the end of the third quarter of 2021.  In addition, TVA submitted models for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2 in 2020.  TVA will subsequently address conditions at Browns Ferry as needed.  As of December 31, 2020, TVA had spent $154 million on the modifications and improvements related to extreme flooding preparedness. TVA is deferring the decision on the need for additional modifications until after the modeling work is complete.
    Mitigation of Beyond-Design-Basis Events.  NRC rulemaking has been developed to codify the requirements promulgated by orders related to beyond-design-basis flooding discussed above. The NRC Commissioners approved the final rule in 2019.  TVA plans to implement requirements for Sequoyah and Watts Bar by 2022 and for Browns Ferry by 2023.  A gap review of the revised rule has been performed, and no new gaps to compliance were identified.  Actions to complete flood assessments are still ongoing. See Extreme Flooding Preparedness above.
    Work Environment at Nuclear Plants. In 2016, the NRC issued a Chilling Effect Letter ("CEL") to TVA regarding work environment concerns identified at Watts Bar. In the mid-cycle assessment letter issued in 2018, the NRC issued a Cross Cutting Issue in safety conscious work environment ("CCI") and outlined the closure criteria for both the CEL and CCI.  In October 2019, TVA informed the NRC of its CEL and CCI closure criteria readiness, and the NRC completed its inspection, resulting in no additional findings with progress noted as documented in its December 2019 inspection report.  In March 2020, the NRC issued its Annual Assessment Letter for Watts Bar noting TVA's progress in addressing the CEL and CCI while stating that the NRC continues to monitor TVA's activities as they deliberate on the appropriate time to close the CEL and CCI.

    Apparent Violations of NRC Regulations. On March 2, 2020, the NRC issued a letter to TVA identifying four apparent violations of NRC regulations that prohibit licensees from retaliating against employees for their having raised protected nuclear safety concerns. In June 2020, TVA participated in a pre-decisional enforcement conference before the NRC, and in August 2020, the NRC issued violations to TVA and a notice of proposed imposition of civil penalties in an amount less than $1 million. TVA submitted a written response to the NRC that denies the violations and opposes the imposition of civil penalties. In October 2020, the NRC issued an order imposing civil penalties in an amount less than $1 million. In November 2020, TVA requested an evidentiary hearing before the NRC’s Atomic Safety and Licensing Board. The evidentiary hearing is scheduled for August 2021.

On March 9, 2020, the NRC issued a letter to TVA identifying twelve apparent violations of NRC regulations: six relating to operational activities and six relating to NRC regulations governing the completeness and accuracy of information. TVA participated in a pre-decisional enforcement conference before the NRC in July 2020, and on November 6, 2020, the NRC
issued five violations to TVA and a notice of proposed imposition of civil penalties in an amount less than $1 million. TVA submitted a written response to the NRC violations in December 2020, accepting the violations in part and denying them in part, and requesting a reduction of the civil penalties consistent with the denial. TVA anticipates that the NRC will issue its order imposing civil penalties in February 2021.

    Tritium-Producing Burnable Absorber Rods. TVA was a cooperating agency in the 2016 Department of Energy ("DOE") Final Supplemental Environmental Impact Statement for the Production of Tritium in a Commercial Light Water Reactor. In 2017, due to an anticipated need for more tritium-producing burnable absorber rods ("TPBARs"), the DOE announced its preferred alternative for irradiation services, which included use of an additional reactor. As a result of TVA's assessment and concurrence with the DOE's alternative, TVA submitted a license amendment request to the NRC to authorize the irradiation of TPBARs in Watts Bar Unit 2. The NRC approved the request in 2019, and TVA began tritium production in Watts Bar Unit 2 in November 2020. The DOE's decision also allows for irradiation of TPBARs at Sequoyah in the future; however, TVA does not have plans to employ Sequoyah units for tritium production in the near term.

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

Watts Bar Unit 2. During the recently completed Watts Bar Unit 2 refueling outage, TVA identified degraded steam generator conditions on unit 2. Based on a continued operation assessment, TVA submitted a License Amendment Request that supports unit operation until approximately August 2021. The request is under NRC review and a decision is expected in February 2021. A project team is in place to ensure operational assessments, analysis work, and regulatory interface occur to allow for a safe and efficient mid-cycle steam generator inspection. Watts Bar Unit 2 will remain at 90 percent of rated output until assessments are completed, defining the conditions required to operate the unit until the mid-cycle outage in the September 2021 timeframe. The mid-cycle outage will focus on an inspection protocol with multiple contingency repair strategies such that safe and reliable operation can be assured until the permanent steam generator replacement occurs, which is projected for March 2022.

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

Natural Gas-Fired Units. During 2019, the TVA Board approved an expansion of approximately 1,500 MW of peaking gas replacement capacity at two combustion turbine gas facilities. In 2020, the capacity expansion projects began at TVA’s Paradise and Colbert sites. Each project is expected to increase combustion turbine generation capacity by 750 MW at a cost not to exceed approximately $503 million per project. As of December 31, 2020, TVA had spent approximately $132 million on these expansions in total and expects to spend an additional $874 million. Both projects are planned to enter commercial operations by the end of CY 2023.

During 2019, the TVA Board approved approximately 500 MW for an aeroderivative combustion turbine project, at a cost not to exceed $499 million. In 2020, the project began at TVA’s Johnsonville site. As of December 31, 2020, TVA had spent approximately $1 million on this project and expects to spend an additional $498 million. The project is expected to enter commercial operations by the end of CY 2024.

    Coal Combustion Residuals Facilities. TVA has committed to a programmatic approach for the elimination of wet storage of coal combustion residuals ("CCR") within the TVA service area. Under this program ("CCR Conversion Program"), TVA is converting all operational coal-fired plants to dry CCR storage and closing all wet storage facilities.

    Dry generation and dewatering projects. Conversion of coal plant CCR wet processes to dry generation or dewatering is complete at Bull Run, Shawnee, and Kingston Fossil Plant ("Kingston"). Construction at Gallatin Fossil Plant ("Gallatin") was

completed during 2020. Construction of dewatering and dry generation facilities is underway at Cumberland Fossil Plant ("Cumberland") and is scheduled for completion in the third quarter of 2021.

    Landfills. TVA has made strategic decisions to build and maintain lined and permitted dry storage facilities on TVA-owned property at some TVA locations, allowing these facilities to operate beyond existing dry storage capacity. Lined and permitted landfills are completed and operational at Bull Run, Kingston, and Gallatin; a lined and permitted landfill at Shawnee is currently under construction with completion projected for March 2021; construction of a lined and permitted landfill at Cumberland is expected to start in 2021; and TVA is designing and permitting a lateral expansion of the existing landfill at Gallatin. TVA has withdrawn its permit applications for a new lined landfill at Bull Run and has stopped construction of a permitted lined landfill expansion at Kingston until TVA can determine its need for these landfills with certainty. Construction of additional lined and dry storage facilities may occur to support future business requirements.

    Wet CCR impoundment closures. TVA is working to close wet CCR impoundments in accordance with federal and state requirements. Closure project schedules and costs are driven by the selected closure methodology (such as closure-in-place or closure-by-removal). Closure initiation dates are driven by environmental regulations. TVA's predominant closure methodology is closure-in-place, with exceptions at certain facilities. TVA issued an environmental impact statement ("EIS") in June 2016 that addresses the closure of CCR impoundments at TVA's coal-fired plants. TVA issued its associated Record of Decision in July 2016. Although the EIS was designed to be programmatic in order to address the mode of impoundment closures, it specifically addressed closure methods at 10 impoundments. TVA subsequently decided to close those impoundments. The method of final closure for each of these facilities will depend on various factors, including approval by appropriate state regulators. Additional site-specific NEPA studies will be conducted as other facilities are designated for closure. See Note 10 — Asset Retirement Obligations.

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

    In compliance with the CCR Rule, TVA published the results of additional groundwater testing at TVA's CCR facilities on March 1, 2019. The results included values above groundwater protection standards for some constituents at several CCR units. TVA will have to cease sending CCR and non-CCR wastestreams to unlined CCR surface impoundments as soon as possible but no later than the applicable CCR Rule date. The EPA has published a final rule that changes the deadline to cease sending CCR and non-CCR wastestreams to unlined CCR impoundments and to initiate closure or retrofit the units from October 31, 2020 to April 11, 2021. The final rule establishes a process for a utility to seek site-specific approval from the EPA to continue to use the unlined CCR impoundments based on meeting certain criteria. TVA evaluated and published Assessment of Corrective Measures reports to its CCR website in August 2019. TVA is continuing to publish periodic reports on additional groundwater testing at its CCR facilities; the latest reports were published on February 28, 2020 and August 28, 2020. Under the CCR Rule, based on the results of the assessment of corrective measures, TVA is required to select a remedy as soon as feasible. TVA continues to investigate and evaluate remedies and will continue posting semi-annual progress reports on the status of remedy selection.

    As of December 31, 2020, TVA had spent approximately $2.1 billion on its CCR Conversion Program. TVA expects to spend an additional $902 million on the CCR Conversion Program through 2025. These estimates may change depending on the final closure method selected for each facility. Once the CCR Conversion Program is completed, TVA will continue to undertake certain CCR projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

    TVA was involved in two lawsuits concerning the CCR facilities at Gallatin. One of these cases was decided in TVA's favor by the U.S. Court of Appeals for the Sixth Circuit, and the other case was resolved by the entry of a consent order that became effective July 24, 2019. Under the consent order, TVA agreed to close the existing wet ash impoundments by removal, either to an onsite landfill or to an offsite facility. TVA may also consider options for beneficial reuse of the CCR. TVA has submitted the removal plan to the Tennessee Department of Environment and Conservation ("TDEC") and other applicable parties pursuant to the consent order. See Note 10 — Asset Retirement Obligations.

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

Other contractor employees and family members have filed lawsuits against Jacobs that are pending in the Eastern District. These pending lawsuits are stayed and raise similar claims to those being litigated in the case referenced above.

While TVA is not a party to any of these lawsuits, TVA may potentially have an indemnity obligation to reimburse Jacobs for some amounts that Jacobs is required to pay. TVA will continue monitoring the litigation to determine whether these or similar cases could have broader implications for the utility industry. TVA does not expect any potential liability to have a material adverse impact on its results of operations or financial condition. See Note 19 — Contingencies and Legal Proceedings — Contingencies.

    River Management. The Tennessee Valley experienced the wettest year on record in CY 2020 and experienced above normal rainfall and runoff for the first quarter of 2021 helping TVA meet its river system commitments, including managing minimum river flows for navigation, generating low-cost hydroelectric power, maintaining water quality and water supply, and providing recreational opportunities for the Tennessee Valley.  In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy.  Rainfall and runoff in the Tennessee Valley during the first quarter of 2021 were 105 percent and 135 percent of normal, respectively.

    Small Modular Reactors.  In 2015, the DOE entered into an Interagency Agreement with TVA to support site characterization activities and the development of an Early Site Permit Application ("ESPA") for a generic small modular reactor ("SMR"). The ESPA is based on the potential construction and operation of two or more SMR units at TVA's Clinch River Site in Oak Ridge, Tennessee. TVA submitted the ESPA for review by the NRC in 2016.  NRC staff concluded their review and the permit was issued by the NRC in December 2019. The permit is valid through 2039 and therefore provides TVA a great deal of flexibility to make new nuclear decisions based on energy needs and economic factors.

TVA is in the process of evaluating new nuclear technology options and potential deployment scenarios.  TVA is exploring advanced reactor designs that would lead to economically viable electricity generating options that can compete with alternatives in the 2030s and beyond. In addition, TVA has partnerships in place through memorandums of understanding that allow for collaboration with Oak Ridge National Laboratory and the University of Tennessee. Any decision to construct an SMR would require approval by the TVA Board and the NRC. As of December 31, 2020, TVA had spent $84 million on work regarding SMRs, including work to complete the ESPA for the Clinch River Site, of which the DOE had reimbursed TVA $28 million.  Additional expenditures will be determined based on future project development.

    System Operations Center. A new system operations center has been approved for $255 million. The new secured facility is being built to accommodate a new energy management system and to adapt to new regulatory requirements.  The facility is expected to be constructed by the second quarter of 2023 and fully operational by 2024. As of December 31, 2020, TVA had spent approximately $50 million on the project and expects to spend an additional $205 million.

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

    As construction of the embankment repair project continues, the estimated cost and duration continue to be refined. As of December 31, 2020, TVA had spent $275 million related to this project and expects to spend an additional $160 million through 2023. TVA expects the reservoir to return to normal operations in 2022 and is continuing to work with the community to help mitigate local impacts of the extended drawdown.

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

    TVA is upgrading the south embankment by constructing berms on the upstream and downstream slopes. Construction began in the spring of 2019, and the project is currently estimated to be complete in 2022.  As of December 31, 2020, TVA had spent $118 million related to this project and expects to spend an additional $14 million through 2022.

Regulatory Compliance

    Steam-Electric Effluent Guidelines. In 2015, the EPA published a final rule revising the existing steam-electric effluent limitation guidelines ("ELGs").  The ELGs updated the existing technology-based water discharge limitations for power plants.  Compliance with new requirements was required in the 2018-2023 timeframe and necessitated major upgrades to wastewater treatment systems at all coal-fired plants. Dry fly ash handling was mandated by the rule. The rule also required either dry bottom ash handling systems or "no discharge" recycle of bottom ash transport waters, and new technology-based limits on flue gas desulfurization ("FGD") (scrubber) wastewater required primary physical/chemical treatment and secondary biological treatment to meet extremely low limits for arsenic, mercury, and selenium.

    The EPA published a rule in 2017, postponing certain compliance/applicability dates to provide the EPA time to review and revise, as necessary, the 2015 ELGs for FGD wastewater and bottom ash transport water. The EPA delayed the compliance dates for these two waste streams from the 2018-2023 timeframe to 2020-2023. However, the 2018-2023 applicability dates and the accompanying requirements for fly ash transport water, flue gas mercury control wastewater, and gasification wastewater remain unchanged. While the EPA was reconsidering the limits for FGD wastewater and bottom ash transport water, states issued National Pollutant Discharge Elimination System ("NPDES") permits for all of TVA's active coal facilities based on the 2015 ELGs, recognizing that the permits may need to be reopened to incorporate modifications to those ELGs.

    In October 2020, the EPA issued final revised ELGs for bottom ash transport water and FGD wastewater. The primary impact of these regulations for TVA is on the operation of existing coal-fired generation facilities. The revised ELGs could impact long-term investment decisions being made relative to the long-term compliance and operability of these plants. The revisions may require TVA to install additional wastewater treatment systems for FGD wastewater and bottom ash transport water, and TVA could incur substantial costs to comply with the new rule. In addition, the revised ELGs could cause TVA to reduce utilization of its coal-fired generation facilities or even close such facilities. The revision also includes a subcategory for which Cumberland would qualify that provides TVA greater flexibility in meeting the ELGs. The revision includes two additional subcategories for low utilization units and units that cease coal combustion by the end of 2028. TVA will evaluate the applicability of those subcategories to its plants as appropriate. Petitions for judicial review of the October 2020 ELG rule were filed in the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") and the U.S. Court of Appeals for the Fourth Circuit (the “Fourth Circuit”) and have been consolidated in the Fourth Circuit in the case Appalachian Voices, et al. v. EPA.

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

    The remedial investigation confirmed that the high arsenic, fluoride, and lead concentrations are limited to the shallow alluvial aquifer in the north and south areas of the Allen East Ash Disposal Area. These areas are not adversely impacting the Memphis aquifer, which is the source of the public drinking water supply. All samples taken from the Memphis aquifer through TVA production wells were below the EPA drinking water standards. As the result of a pumping test conducted on TVA production wells at the nearby Allen Combined Cycle Plant ("Allen CC") by the United States Geological Survey and the University of Memphis, TVA is committed to not operating these production wells until additional data supports safe use. TVA constructed water tanks on site and is purchasing cooling water from MLGW. The use of water tanks rather than the wells may impose some operational restrictions on the Allen CC due to the lower availability of cooling water.

TVA is taking steps to remediate the groundwater at the East Ash Disposal Area. The Interim Response Action Plan will include a groundwater extraction system and a groundwater treatment system. TVA will also continue to dewater the East Ash

Disposal Area and treat the water before it is discharged to the NPDES outfall. A feasibility study to evaluate remedial actions for the site was submitted to TDEC on September 4, 2020. A virtual public meeting to present the Interim Response Action as the Proposed Plan for the site was held on November 17, 2020. The public was invited to review the remediation documents and encouraged to comment on the Proposed Plan during the public comment period. After public comments are considered, TDEC will issue a Record of Decision. TVA is also preparing a Remedial Action Plan to move forward with the remediation at the site.

    TVA's Remedial Investigation/Interim Response Action Groundwater Monitoring Plan is reviewed and modified annually. The 2020 Remedial Investigation/Interim Response Action Groundwater Monitoring Plan was approved by TDEC in May 2020. TVA continues to sample the monitoring wells at the site as described by the plan quarterly. TVA prepares a memorandum after each quarterly event and prepares an annual report to evaluate the sampling results. The 2019 Remedial Investigation/Interim Response Action Groundwater Monitoring report was submitted to TDEC on July 2, 2020. The 2020 Remedial Investigation/Interim Response Action Groundwater Monitoring report is in development.

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

Federal Contracting and Hiring Practices.  On August 3, 2020, the Trump administration issued an "Executive Order ("EO") on Aligning Federal Contracting and Hiring Practices With the Interests of American Workers." Among other things, the EO directs federal agencies to review contracts awarded in 2018 and 2019 to assess (i) whether temporary foreign labor was used and impacts from such use, and (ii) whether any offshoring occurred and its impacts. The EO also directs agencies to review employment policies for compliance with specific laws. TVA conducted a review and reported a summary of its findings to the Office of Management and Budget ("OMB") in December 2020.

Buy American Executive Order. On January 25, 2021, President Biden issued EO 14005, “Ensuring the Future Is Made in All of America by All of America’s Workers.” EO 14005 imposes new reporting and procedural requirements, as well as additional executive oversight, for federal agency purchases of foreign goods and services. It also directs the Federal Acquisition Regulatory Council to consider proposing regulatory amendments (for notice, comment, and potential promulgation) that could further restrict federal agencies’ ability to buy foreign goods and services in some circumstances.

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

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts have a 20-year termination notice provision that renews each year after their initial effective date, contingent upon certain circumstances, including limited rate increases going forward. Participating LPCs will receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In June 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate up to approximately five percent of average total hourly energy sales over the prior five years in order to meet their individual customers' needs. As of February 11, 2021, 142 LPCs had signed the 20-year Partnership Agreement with TVA, and 68 LPCs had signed a Flexibility Agreement.

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

Cybersecurity. TVA operates in a highly regulated environment with respect to cybersecurity. TVA's cybersecurity program aligns or complies with the Federal Information Security Management Act, the NERC Critical Infrastructure Protection requirements, and the NRC requirements for cybersecurity, as well as industry best practices. As part of the U.S. government, TVA coordinates with and works closely with the U.S. Department of Homeland Security's Cybersecurity and Infrastructure Security Agency ("CISA") and the U.S. Computer Emergency Readiness Team ("US-CERT"). CISA serves as the agency assisting other federal entities in defending against threats and securing critical infrastructure. US-CERT functions as a liaison between the U.S. Department of Homeland Security and the public and private sectors to coordinate responses to security threats.

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

In December 2020, TVA was notified of the SolarWinds breach by multiple sources including CISA. TVA cybersecurity personnel immediately responded to determine any impact and took measures intended to protect TVA from potential risks from the compromised software. TVA continues to receive and evaluate new information regarding the event and take the necessary actions to protect the computing environment. This event has not had a significant or material impact on business or operations.

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

    Bulk-Power System Assets. On May 1, 2020, the Trump administration issued EO 13920, "Securing the United States Bulk-Power System."  Among other things, the EO prohibits the acquisition or installation of any bulk-power system electric equipment where the transaction (1) involves any property in which any foreign country or a national thereof has any interest and (2) poses an undue risk to the bulk-power system in, or national security of, the United States. Whether a bulk-power system electric equipment acquisition or installation is prohibited will depend on determinations by the Secretary of DOE. On December 17, 2020, DOE issued a Prohibition Order Securing Critical Defense Facilities (“DOE Order”). The DOE Order, among other things, prohibits electric utilities that own or operate Defense Critical Electric Infrastructure (“DCEI”), as defined by section 215A(a)(4) of the Federal Power Act, from acquiring, importing, transferring, or installing certain bulk-power system electric equipment that (a) has been manufactured or supplied by a person owned by, controlled by, or subject to the jurisdiction or direction of the People’s Republic of China, and (b) is for use as a component of DCEI serving critical defense facilities. The DOE Order originally took effect on January 16, 2021. On January 20, 2021, the Biden administration suspended EO 13920 for 90 days, and as a result the DOE Order is also suspended for the same period. EO 13990, "Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis," directs DOE and OMB to consider whether to recommend the issuance of a replacement EO to EO 13920. At this time, it is uncertain to what extent EO 13920 or a future EO that may potentially address risks associated with the bulk-power system may impact TVA's operations.

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

Cross-State Air Pollution Rule. The EPA issued the Cross-State Air Pollution Rule ("CSAPR") in July 2011 requiring several states in the eastern U.S. to improve air quality by reducing power plant emissions that contribute to pollution in other states.  In 2016, the EPA issued an update to CSAPR to address cross-state air pollution (the "CSAPR Update Rule"). The EPA subsequently issued an additional rule to resolve any remaining cross-state air pollutant issues ("CSAPR Close-Out Rule"). The D.C. Circuit has remanded a portion of the CSAPR Update Rule back to the EPA to address its failure to require upwind states to eliminate substantial contributions to downwind non-attainment areas by the statutory deadline. The D.C. Circuit also vacated the CSAPR Close-Out Rule. On October 30, 2020, the EPA published the proposed revisions to the CSAPR Update Rule in the Federal Register, and the revisions must be finalized by March 30, 2021. TVA cannot predict the impact of this proposal to TVA's operations until the rulemaking is complete.

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

    Opacity. Opacity, or visible emissions, measures the denseness (or color) of power plant plumes and has traditionally been used by states as a means of monitoring good maintenance and operation of particulate control equipment. Under some conditions, retrofitting a unit with additional equipment to better control SO2 and NOx emissions can adversely affect opacity performance, and TVA and other utilities have addressed this issue. The evaluation of utilities' compliance with opacity requirements is coming under increased scrutiny, especially during periods of startup, shutdown, and malfunction. Historically, SIPs developed under the CAA typically excluded periods of startup, shutdowns, and malfunctions, but in June 2015, the EPA finalized a rule to eliminate such exclusions. The EPA rule required states to modify their implementation plans by November 2016. Kentucky, Tennessee, and Mississippi submitted implementation plans, but Alabama has not. Environmental petitioners and several states filed petitions for judicial review of the EPA final rule before the D.C. Circuit. In April 2017, the D.C. Circuit, at the request of the new EPA Administrator, ordered this litigation to be suspended pending the EPA's review to determine whether to reconsider all or part of the rule. On October 9, 2020, the EPA issued a guidance memorandum that supersedes and replaces policy statements outlined in the EPA's June 2015 rule. TVA does not expect significant impacts from these rule changes at the state level.

    New York Petition to Address Impacts from Upwind High Emitting Sources. In March 2018, the State of New York filed a petition with the EPA under Section 126(b) of the CAA to address ozone impacts on New York from the NOx emissions from sources emitting at least 400 tons of NOx in CY 2017 from nine states including Kentucky. The New York petition requests that the EPA require daily NOx limits for utility units with selective catalytic reduction systems ("SCRs") such as Shawnee Units 1 and 4 and emission reductions from utility units without SCRs such as Shawnee Units 2, 3 and 5-9. Kentucky utility unit NOx emissions are already limited by the CSAPR Update Rule and are declining, and current EPA modeling projects no additional requirements to reduce Kentucky NOx emissions are necessary. In September 2019, the EPA finalized its denial of New York's petition because the state did not demonstrate, and the EPA could not independently establish, that sources in the states listed in the petition contribute to exceedances of the 2008 and 2015 ozone NAAQS in New York. The State of New York filed a petition in the D.C. Circuit for judicial review of the EPA's denial of the petition. In July 2020, the D.C. Circuit vacated the EPA's denial of the petition and remanded the petition to the EPA for reconsideration. Specific impacts to TVA cannot be determined until the EPA takes further action on the petition.

    Affordable Clean Energy Rule. In June 2019, the EPA finalized the final Affordable Clean Energy ("ACE") rule and repealed the EPA's previous regulation addressing greenhouse gas ("GHG") emissions from existing fossil fuel-fired units. The ACE rule established guidelines for GHG emissions from existing coal-fired units based on efficiency improvements that can be achieved at those units at reasonable cost. Several industry, environmental, and state and local petitioners filed for judicial review of the ACE rule. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule, holding, among other things, that the ACE rule rests on the erroneous legal premise that the text of the CAA expressly foreclosed consideration of emission reduction measures other than those that apply to the individual source. TVA is unable to predict the future course of this litigation on appeal, nor the direction that the EPA may take in the future to regulate GHG emissions from coal-fired units.

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

Climate Change

    Executive Actions. In March 2017, the Trump administration issued Executive Order ("EO") 13783, "Promoting Energy Independence and Economic Growth."  The EO reversed or altered many actions taken by the federal government in the last four years of the Obama Administration to address climate change and mandated that federal agencies review existing regulations and actions that potentially burden energy development and use.  EO 13783 did not, however, mandate that the EPA reconsider its finding under the CAA that GHG emissions cause climate change and therefore endanger public health and the environment.

    Implementation of EO 13783 has resulted in the replacement of the Clean Power Plan ("CPP") rule for existing fossil generation units by the ACE rule and revisions to the GHG emission standards for new, modified, and reconstructed electric utility generating units. As discussed above, the ACE rule was recently vacated.

    In May 2018, EO 13834, "Efficient Federal Operations," was signed. EO 13834 emphasized meeting statutory requirements and gave agencies greater flexibility and discretion to decide how best to improve operations in order to "optimize energy and environmental performance, reduce waste, and cut costs." It called on the White House Council of Environmental Quality to streamline pre-existing environmental orders by "refocusing agencies on cost-effectively meeting mandates and goals" established by law. The order sought to consolidate requirements related to energy and water efficiency, high performance buildings, renewable energy consumption, and federal vehicle fleet management. TVA consistently seeks to improve its operations in order to optimize energy and environmental performance and did not experience any significant changes in its planning or operations as a result of the EO.

On January 20, 2021, President Biden issued EO 13990, “Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis.” EO 13990 revoked EO 13783 and most provisions of EO 13834, including the provisions discussed above, and directs federal agencies to review and revise regulations consistent with broad policy goals to improve public health and the environment, reduce greenhouse gas emissions, and prioritize environmental justice. In addition, on January 27, 2021, President Biden issued EO 14008, “Executive Order on Tackling the Climate Crisis at Home and Abroad.” Among other things, EO 14008 expresses the following policies of the federal government: (1) to organize and deploy the full capacity of its agencies to combat the climate crisis to implement a government-wide approach that reduces climate pollution in every sector of the economy, (2) to align the management of federal procurement and real property, public lands and waters, and financial programs to support robust climate action, (3) to use all available procurement authorities to achieve or facilitate (a) a carbon pollution-free electricity sector no later than 2035 and (b) clean and zero-emission vehicles for federal, state, local, and tribal government fleets, (4) to put the U.S. on a path to achieve net-zero emissions, economy-wide, by no later than 2050, (5) to accelerate the deployment of clean energy and transmission projects in an environmentally stable manner, (6) to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels, (7) to promote the flow of capital toward climate-aligned investments and away from high-carbon investments, and (8) improve air and water quality. TVA is closely monitoring these developments and aside from the directive to update TVA’s Climate Change Adaptation Plan, specific impacts on TVA cannot be determined at this time.

    International Accords. In September 2016, the U.S. formally accepted the Paris Agreement. The agreement met the threshold of at least 55 countries that account for at least 55 percent of global GHG emissions and formally entered into force in November 2016. On November 4, 2019, the U.S. formally notified the United Nations that it would withdraw from the agreement. Under the terms of the agreement, the effective date for the withdrawal was November 4, 2020. On January 20, 2021, President Biden formally accepted the Paris Agreement on behalf of the U.S. Specific impacts to TVA cannot be determined at this time.
    In response to the Trump administration's Paris withdrawal announcement, 25 states have formed the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing GHG emissions consistent with the goals of the Paris Agreement. North Carolina and Virginia are the only states in the TVA region that are U.S. Climate Alliance members. Among other commitments, each state commits to implement policies that advance the goals of the Paris Agreement, aiming to reduce GHG emissions by at least 26-28 percent below CY 2005 levels by CY 2025 and to accelerate new and existing policies to reduce carbon pollution and promote clean energy deployment at the state and federal level. In June 2017, U.S. states, cities, and businesses representing more than half of the U.S. economy made a pledge to meet the GHG reduction targets of the Paris Agreement, called "America's Pledge." In September 2020, America's Pledge released its second economy-wide policy analysis with recommendations of how states, cities, businesses, and other stakeholders can influence U.S. decarbonization. It is premature to determine potential impacts to TVA.

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

In October 2020, the EPA issued final revised ELGs for bottom ash transport water and FGD wastewater. The primary impact for TVA is on the operation of existing coal-fired generation facilities. The revised ELGs could impact long-term investment decisions being made relative to the long-term compliance and operability of these plants. The revisions may require TVA to install additional wastewater treatment systems for FGD wastewater and bottom ash transport water, and TVA could incur substantial costs to comply with the new rule.  In addition, the revised ELGs could cause TVA to reduce utilization of its coal-fired generation facilities or even close such facilities. The revision also includes a subcategory for which Cumberland would qualify that provides TVA greater flexibility in meeting the ELGs. The revision includes two additional subcategories for low utilization units and units that cease coal combustion by the end of 2028. TVA will evaluate the applicability of those subcategories to its plants as appropriate. Petitions for judicial review of the October 2020 ELG rule were filed in the D.C. Circuit and the Fourth Circuit and have been consolidated in the Fourth Circuit in the case Appalachian Voices, et al. v. EPA.

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

Recent Clean Water Act Decisions

On April 23, 2020, in County of Maui v. Hawaii Wildlife Fund, the Supreme Court held that the Clean Water Act requires a permit when there is a direct discharge of pollutants from a point source to waters of the U.S. and when there is the "functional equivalent" of a direct discharge to such waters.  The Court suggested seven factors for determining when such a discharge is the functional equivalent of a direct discharge and acknowledged that the new test would be somewhat difficult to apply, potentially requiring evaluation of multiple factors. The Court noted that "time and distance" of pollutant migration often will be the most important factor but that other relevant factors may include, for example, the nature of the material through which the pollutant travels and the extent to which the pollutant is diluted or chemically changed as it travels. TVA is evaluating what potential impact the decision and application of the test could have on its operations.

On April 15, 2020, in Northern Plains Resource Council v. U.S. Army Corps of Engineers, the U.S. District Court for the District of Montana ("District Court of Montana") vacated the Nationwide Permit ("NWP") 12, which authorizes discharges of dredged or fill material into waters of the U.S., and enjoined the U.S. Army Corps of Engineers from authorizing projects nationwide under the permit. The District Court of Montana's decision was subsequently amended and the injunction was limited to the Keystone XL pipeline. As a result, the decision has no immediate effect on TVA. However, unless the District Court of Montana's decision is reversed on appeal, there remains a risk that NWP 12 will not be available to authorize impacts to waters of the U.S. for TVA projects in the future. On January 13, 2021, the U.S. Army Corps of Engineers published notice of a final rule in the Federal Register for the reissuance and modification of NWPs, including NWP 12. The final rule limits the applicability of NWP 12 to oil and natural gas pipelines, modifies certain pre-construction notification requirements, and creates new NWPs for certain utility line activities. The final rule is unlikely to have a material impact on TVA, but the impact cannot be evaluated fully until any legal challenges to the rule are resolved.

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

    TVA Sites. TVA operations at some of its facilities have resulted in releases of contaminates that TVA is addressing including at TVA's Environmental Research Center at Muscle Shoals, Alabama. At December 31, 2020, TVA's estimated liability for cleanup and similar environmental work for those sites for which sufficient information was available to develop a cost estimate is approximately $15 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheet. In addition, the Environmental Research Center has an active groundwater monitoring program as part of a permitted corrective action plan.

    Non-TVA Sites. TVA is aware of alleged hazardous-substance releases at certain non-TVA areas for which it may have some liability. See Note 19 — Contingencies and Legal Proceedings — Environmental Matters.

    Coal Combustion Residuals. The EPA published its final rule governing CCR in 2015. The rule regulates CCR as nonhazardous waste under Subtitle D of the RCRA. While states may adopt the rule's requirements into their regulatory programs, the rule does not require states to adopt the requirements. The initial version of the rule provided for self-implementation by utilities and allows enforcement through citizen suits in federal court. The Water Infrastructure Improvements for the Nation Act ("WIIN Act") subsequently allowed state or federal-based permitting to implement the CCR rule as an alternative to self-implementation and citizen suits. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residuals Facilities in the Annual Report for a discussion of the impact on TVA's operations, including the cost and timing estimates of related projects.
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

    On November 4, 2019, the EPA announced a proposed rule that will revise portions of the CCR Rule requiring closure of unlined surface impoundments. The final Part A rule was published in the Federal Register on August 28, 2020, and became effective September 28, 2020. Among other things, the final Part A rule requires all unlined CCR surface impoundments to stop receiving CCR and non-CCR wastestreams and to initiate closure or retrofit by no later than April 11, 2021. Additionally, the final rule provides a process for a utility to seek site-specific approval from the EPA to continue to use the unlined CCR surface impoundment until October 15, 2023, and possibly longer under certain circumstances. The final rule also includes requirements that enhance the public's access to groundwater monitoring and corrective action reports. TVA does not currently anticipate the final rule will have a significant impact because TVA is already planning to close its unlined CCR surface impoundments by the regulatory deadline and already makes groundwater monitoring and corrective action reports publicly available. A separate final Part B rule was published in the Federal Register on November 12, 2020.  This rule provides an alternative liner demonstration procedure for utilities with clay lined units which are being forced to close under the Part A rule.  However, TVA does not have any units which qualify for this demonstration.

    In August 2015, the Tennessee Department of Environment and Conservation ("TDEC") issued an order that (1) established a process for TDEC to oversee TVA's implementation of the EPA's CCR rule and to ensure coordination and compliance with Tennessee laws and regulations that govern the management of CCR and (2) required TVA to investigate and assess CCR contamination risks at seven of TVA's eight coal-fired plants in Tennessee and to remediate any unacceptable risks.  The TDEC order does not allege that TVA is violating any CCR regulatory requirements nor does it assess TVA penalties.  The TDEC order sets out an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. Currently, TVA is conducting environmental investigations of the seven sites in accordance with the TDEC-approved Environmental Investigation Plans for each site. Upon the completion of the investigations, TVA will submit an environmental assessment report for each site.

    Groundwater Contamination. Environmental groups and state regulatory agencies are increasing their attention on alleged groundwater contamination associated with CCR management activities. As a result, TVA may have to change how it manages CCR at some of its plants, potentially resulting in higher costs. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residuals Facilities and — Regulatory Compliance — Allen Groundwater Investigation and Note 10 — Asset Retirement Obligations.
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

    SO2 Emissions and NOx Emissions. To reduce SO2 emissions, TVA operates scrubbers on 18 of its coal-fired units and switched to lower-sulfur coal at certain coal-fired units. To reduce NOx emissions, TVA operates SCRs on 18 coal-fired units, operates low-NOx burners or low-NOx combustion systems on 21 units, optimized combustion on all 25 units, and operates NOx control equipment year round when units are operating (except during start-up, shutdown, and maintenance periods). TVA has also retired 34 of 59 coal-fired units. Except for seven units at Shawnee, the remaining coal-fired units have scrubbers and SCRs.

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

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on projects related to environmental laws and regulations:

Estimated Potential Environmental Expenditures(1)(2) At December 31, 2020 (in millions)
	Remaining 2021	2022	Thereafter(3)(4)	Total
Coal Combustion Residual Conversion Program(5)	$267	$224	$411	$902
Clean Air Act control projects(6)	21	45	81	147
Clean Water Act requirements(7)	24	78	71	173
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $99 million, $134 million, and $121 million for the remainder of 2021, 2022, and thereafter, respectively, in capital expenditures.
(3) See Note 19 — Contingencies and Legal Proceedings — Contingencies.
(4) These estimates include expenditures expected to be incurred during 2023, 2024, and 2025.
(5)  Includes costs associated with pond closures, conversion of wet to dry handling, and landfill activities. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residuals Facilities and Note 10 — Asset Retirement Obligations.
(6)  Includes air quality projects that TVA is currently performing to comply with existing air quality regulations, but does not include any projects that may be required to comply with potential GHG regulations or transmission upgrades.
(7)  Includes projects that TVA is currently planning to comply with revised rules under the CWA (regarding CWIS and ELGs for steam electric power plants).

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. At December 31, 2020, TVA had accrued $14 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 19 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

    At December 31, 2020, TVA had no off-balance sheet arrangements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There are no material changes related to market risks disclosed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report. See Note 13 — Risk Management Activities and Derivative Transactions for additional information regarding TVA's derivative transactions and risk management activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of December 31, 2020, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA's management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    During the quarter ended December 31, 2020, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

    The following risk factor describes an update from the risk factors disclosed in Item 1A, Risk Factors of the Annual Report. The following information should be read in conjunction with additional risk factors included in the Annual Report.

The COVID-19 pandemic has and may continue to adversely affect TVA's business, financial condition, and results of operations.

The COVID-19 pandemic has and may continue to adversely affect TVA's business, financial condition, and results of operations. To date, the COVID-19 pandemic has resulted in reduced revenues primarily due to economic conditions surrounding COVID-19, including customers curtailing operations to reduce the spread of the outbreak as a result of quarantines, closures, or reduced operations of businesses or other institutions, among other things. TVA's revenues also decreased due to the deferral of revenues under programs offered by TVA to its LPCs to offset the impact of customers' inability to pay during the outbreak. TVA estimates base revenues were reduced by approximately $185 million for the year ended September 30, 2020, and by approximately $10 million for the quarter ended December 31, 2020. TVA expects the COVID-19 pandemic to continue impacting revenue for 2021 and has planned for $10.0 billion in total operating revenues in 2021. It is uncertain at this time the extent to which TVA's revenues may be impacted beyond 2021 by the above referenced or other reasons. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations — Financial Results — Operating Revenues.

TVA could be further adversely affected by the impact of the COVID-19 pandemic on the economy and financial markets, including a prolonged recession and continued volatility in interest rates, commodity prices, investment performance, and foreign currency exchange rates. TVA has experienced fluctuations related to its pension plan assets and other investment portfolios during the year ended September 30, 2020 and the quarter ended December 31, 2020. The ultimate impact of the COVID-19 pandemic on the pension plan and other investments depends on factors beyond TVA's knowledge or control. A long-term recession could impact access to capital and have other long-term negative effects on TVA's business or results of operations.

In addition, TVA's results of operations could be impacted by, among other things, social distancing to prevent illness from spreading within the workforce; travel restrictions; the availability of the workforce to perform essential functions; and the unavailability of fuel or critical parts, supplies, or services due to transportation restrictions or the shutdown, slowdown, or inability to meet contractual requirements of suppliers or other vendors in TVA's supply chain. In addition, the continued spread of the COVID-19 pandemic could adversely impact TVA's ability to develop, construct, and operate facilities; could delay or prevent the completion of projects; or could lead to impairments of TVA's long-lived assets and accounts or loans receivable.

To address specific aspects of the COVID-19 pandemic, TVA has implemented a company-wide pandemic plan, including limiting non-essential travel and mandatory telework for those who do not have to be physically present at a TVA facility or office building; implementing strong physical and cyber-security measures; keeping certain developed recreation areas closed; actively monitoring generation, transmission, and distribution functions; and maintaining an increased cash reserve. However, it is possible that these measures will not be successful in mitigating the impacts of the pandemic. At this time, operations and delivery of energy to customers have not been materially impacted but there is no guarantee that there will not be a material impact in the future.

The extent to which the COVID-19 pandemic will impact TVA's business, financial condition, and results of operations is uncertain and will depend on numerous evolving factors beyond TVA's knowledge or control including, among other things, the duration and severity of the pandemic, actions taken to contain its spread and mitigate its effects, including vaccination programs, and the broader impact of the COVID-19 pandemic on the country and region's economy. However, TVA reasonably anticipates that a prolonged outbreak could have a material adverse impact on its business, financial condition, and results of operations, and could require TVA to change how it conducts certain operations, takes power under certain agreements, or dispatches its own facilities.

See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — COVID-19 Pandemic for an expanded discussion of the impact to TVA and related initiatives.

ITEM 5. OTHER INFORMATION

2021 CEO Compensation

On February 11, 2021, the TVA Board approved compensation adjustments for Mr. Lyash for 2021 based on FW Cook’s independent study and market analysis of CEO compensation, Mr. Lyash's increased tenure with TVA, his 2020 performance, and an intent to narrow the gap to the 50th percentile of CEO market compensation while being mindful of TVA’s federal agency status. The TVA Board determined that the adjustments were merited and consistent with the TVA Act. The following sets forth the components of Mr. Lyash’s 2021 target total direct compensation ("TDC"), effective October 1, 2020.

•Salary increased from $1,058,000 to $1,100,000.
•Long-term performance grant of $2,914,100, which will vest on September 30, 2023.
•Long-term retention grant of $1,248,900, which will vest in three equal increments on September 30, 2021, September 30, 2022, and September 30, 2023.

No adjustments were made to any other existing elements of compensation for Mr. Lyash for 2021.

The TVA Board increased Mr. Lyash's pay closer to the 50th percentile (i.e., median) of market compensation, but his target TDC still remains below the 25th percentile of market TDC, in each case as determined by FW Cook. The approved adjustments position Mr. Lyash’s compensation at 8% below such 25th percentile and 28% below such 50th percentile of TDC for CEO market compensation. The graphic below illustrates the variance between 2021 target TDC for TVA's CEO and the 25th and the 50th percentiles of TDC for CEO market compensation, as determined by FW Cook.

Consistent with TVA’s pay-for-performance philosophy, 66% of Mr. Lyash's TDC is performance-based, up from 65% in 2020. The graphic below illustrates the components of his TDC granted for 2021 and the portion that is performance-based.

See Item 9B and “Compensation Discussion and Analysis” in Item 11 of the TVA Annual Report on Form 10-K for the fiscal year ended September 30, 2020, for more information about the components of executive compensation.

Executive Severance Plan

In 2020, in connection with its review of TVA’s compensation programs, TVA management commissioned Willis Towers Watson to conduct a market review of executive severance arrangements. The study showed that TVA’s approach to executive severance did not reflect best practice among its compensation peers, and indicated that establishing an executive severance plan would be in accordance with the objective of TVA’s Compensation Plan to provide market-based compensation programs in order to attract, retain, and motivate highly competent employees, and to provide consistency of treatment through structured program administration.

On February 10, 2021, TVA’s CEO established the TVA Executive Severance Plan (the “Severance Plan”), including the eligibility of TVA’s named executive officers (other than the CEO) to participate in the Severance Plan. On February 11, 2021, the Board approved the CEO’s participation in the Severance Plan as part of the overall market review of CEO compensation. The Severance Plan provides that if TVA terminates a named executive officer’s employment other than for Gross Misconduct or such participant terminates employment for Good Reason (each term as defined in the Severance Plan), such participant will be eligible to receive the following benefits in addition to his or her accrued compensation:

•A lump sum severance payment equal to the applicable multiplier times the sum of the employee’s annual base salary and target annual incentive, and continued healthcare benefits for a number of complete or partial years equal to such multiplier. The applicable multiplier is 1.5 for the CEO and 1.0 for the other named executive officers, or, if the qualifying separation occurs within 24 months following a Change in Control (as defined in the Severance Plan) of TVA, then the applicable multiplier is 3.0 for the CEO and 2.0 for the other named executive officers.

•Any earned but unpaid incentive payments, and a prorated annual incentive payment for the year of termination based on actual (or, if the qualifying separation occurs within 24 months following a Change in Control (as defined in the Severance Plan) of TVA, based on target) achievement of performance goals.

•If the qualifying separation occurs within 24 months following a Change in Control of TVA, then a lump sum cash payment equal to the sum of (a) any long-term incentive plan ("LTIP") performance awards the performance cycle of which is in progress on the participant's separation date, non-prorated and calculated based on target achievement of performance goals, and (b) any LTIP retention awards the retention cycle of which is in progress on the participant's separation date, non-prorated and calculated as if all such awards are fully vested.

•If the qualifying separation occurs within 24 months following a Change in Control of TVA, a waiver of the five-year vesting requirement set forth in Section 4.1(a) of the TVA Supplemental Executive Retirement Plan pursuant to its terms.

In order to receive severance benefits under the Severance Plan, participants must timely execute (and not revoke) a release of claims in favor of TVA and comply with all applicable post-separation restrictive covenants. The terms of the Severance Plan will supersede rights and obligations with respect to severance under existing agreements to which Severance Plan participants are a party. A copy of the Severance Plan is attached as an exhibit to this report and is incorporated herein by reference. The foregoing description is qualified in its entirety by reference to such document.

Credit Facility Amendment

On February 9, 2021, TVA executed a second amendment to its $150 million December Maturity Community Bank Credit Agreement dated as of December 12, 2016 and amended as of December 11, 2018, with Truist Bank, as Administrative Agent, Letter of Credit Issuer, and a Lender, First Horizon Bank, First National Bank, HomeTrust Bank, Pinnacle Bank, Regions Bank, SmartBank, and United Community Bank (the “Credit Agreement”). The second amendment, among other things, (1) extends the maturity date of the Credit Agreement to February 9, 2024, (2) changes the name of the Credit Agreement to the February Maturity Community Bank Credit Agreement, (3) adds new definitions, (4) adds provisions regarding a successor rate to LIBOR, (5) adds provisions regarding qualified financial contracts, and (6) updates the schedule of commitments and applicable percentages. The other material terms and conditions of the Credit Agreement were not changed. A copy of the second amendment is attached as an exhibit to this report and is incorporated herein by reference. The foregoing description is qualified in its entirely by reference to such document.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1
Amended and Restated Long-Term Incentive Plan Dated as of November 12, 2020 (Incorporated by reference to Exhibit 10.34 to TVA's Annual Report on Form 10-K for the year ended September 30, 2020, File No. 000-52313)

10.2	Executive Severance Plan Adopted as of February 10, 2021, and Amended as of February 11, 2021

10.3	Second Amendment Dated as of February 9, 2021, to December Maturity Community Bank Credit Agreement Dated as of December 12, 2016, and Amended as of December 11, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	TVA XBRL Instance Document

101.SCH	TVA XBRL Taxonomy Extension Schema

101.CAL	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE	TVA XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 11, 2021		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)