Form 10-Q
period 2021-03-31
Tennessee Valley Authority
filed 2021-05-04
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (Unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	7
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	11
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	43
Executive Overview...............................................................................................................................................................	43
Results of Operations............................................................................................................................................................	44
Liquidity and Capital Resources............................................................................................................................................	51
Key Initiatives and Challenges..............................................................................................................................................	53
Environmental Matters..........................................................................................................................................................	63
Legal Proceedings................................................................................................................................................................	70
Off-Balance Sheet Arrangements..........................................................................................................................................	70
Critical Accounting Policies and Estimates...........................................................................................................................	70
New Accounting Standards and Interpretations....................................................................................................................	70
Legislative and Regulatory Matters.......................................................................................................................................	70

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	71

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	71
Disclosure Controls and Procedures.....................................................................................................................................	71
Changes in Internal Control over Financial Reporting..........................................................................................................	71

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	71

ITEM 1A. RISK FACTORS............................................................................................................................................................	72

ITEM 5. OTHER INFORMATION..................................................................................................................................................	73

ITEM 6. EXHIBITS........................................................................................................................................................................	74

SIGNATURES...............................................................................................................................................................................	75

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the "Quarterly Report"):

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
Operating revenues
Revenue from sales of electricity	$2,533	$2,489	$4,803	$5,021
Other revenue	39	32	73	78
Total operating revenues	2,572	2,521	4,876	5,099
Operating expenses
Fuel	413	429	782	852
Purchased power	225	252	431	471
Operating and maintenance	644	644	1,359	1,333
Depreciation and amortization	381	457	759	1,041
Tax equivalents	124	132	245	263
Total operating expenses	1,787	1,914	3,576	3,960
Operating income	785	607	1,300	1,139
Other income (expense), net	11	(1)	26	11
Other net periodic benefit cost	64	62	129	127
Interest expense	276	289	557	576
Net income (loss)	$456	$255	$640	$447
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
Net income (loss)	$456	$255	$640	$447
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	22	(163)	123	(87)
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	(5)	56	(50)	(3)
Total other comprehensive income (loss)	17	(107)	73	(90)
Total comprehensive income (loss)	$473	$148	$713	$357
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	March 31, 2021	September 30, 2020
Current assets
Cash and cash equivalents	$500	$500
Accounts receivable, net	1,284	1,529
Inventories, net	1,014	1,003
Regulatory assets	155	130
Other current assets	123	84
Total current assets	3,076	3,246

Property, plant, and equipment
Completed plant	65,679	64,970
Less accumulated depreciation	(34,172)	(33,550)
Net completed plant	31,507	31,420
Construction in progress	2,250	2,139
Nuclear fuel	1,471	1,504
Finance leases	725	516
Total property, plant, and equipment, net	35,953	35,579

Investment funds	3,723	3,198

Regulatory and other long-term assets
Regulatory assets	9,230	10,245
Operating lease assets, net of amortization	182	232
Other long-term assets	318	325
Total regulatory and other long-term assets	9,730	10,802

Total assets	$52,482	$52,825
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	March 31, 2021	September 30, 2020
Current liabilities
Accounts payable and accrued liabilities	$1,786	$1,844
Accrued interest	302	298
Asset retirement obligations	271	345
Current portion of leaseback obligations	87	198
Regulatory liabilities	141	141
Short-term debt, net	1,241	57
Current maturities of power bonds	304	1,787
Current maturities of long-term debt of variable interest entities	42	41
Total current liabilities	4,174	4,711

Other liabilities
Post-retirement and post-employment benefit obligations	6,407	6,617
Asset retirement obligations	6,647	6,440
Finance lease liabilities	720	525
Other long-term liabilities	1,867	2,548
Leaseback obligations	—	25
Regulatory liabilities	5	23
Total other liabilities	15,646	16,178

Long-term debt, net
Long-term power bonds, net	17,995	17,956
Long-term debt of variable interest entities, net	1,028	1,048
Total long-term debt, net	19,023	19,004

Total liabilities	38,843	39,893

Contingencies and legal proceedings (Note 19)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	12,815	12,177
Total power program proprietary capital	13,073	12,435
Nonpower programs appropriation investment, net	544	548
Accumulated other comprehensive income (loss)	22	(51)
Total proprietary capital	13,639	12,932

Total liabilities and proprietary capital	$52,482	$52,825
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Six Months Ended March 31
 (in millions)

	2021	2020
Cash flows from operating activities
Net income (loss)	$640	$447
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization(1)	770	1,052
Amortization of nuclear fuel cost	193	194
Non-cash retirement benefit expense	166	162
Other regulatory amortization and deferrals	(39)	83
Changes in current assets and liabilities
Accounts receivable, net	246	475
Inventories and other current assets, net	(43)	(101)
Accounts payable and accrued liabilities	(70)	(218)
Accrued interest	6	13
Pension contributions	(155)	(155)
Other, net	(144)	(82)
Net cash provided by operating activities	1,570	1,870

Cash flows from investing activities
Construction expenditures	(975)	(840)
Nuclear fuel expenditures	(129)	(184)
Loans and other receivables
Advances	(7)	(3)
Repayments	2	4
Other, net	17	13
Net cash used in investing activities	(1,092)	(1,010)

Cash flows from financing activities
Long-term debt
Redemptions and repurchases of power bonds	(1,501)	(1,218)
Redemptions of debt of variable interest entities	(20)	(20)
Short-term debt issues (redemptions), net	1,184	953
Payments on leases and leasebacks	(154)	(43)
Other, net	11	4
Net cash (used in) provided by financing activities	(480)	(324)
Net change in cash, cash equivalents, and restricted cash	(2)	536
Cash, cash equivalents, and restricted cash at beginning of period	521	322
Cash, cash equivalents, and restricted cash at end of period	$519	$858
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended March 31, 2021 and 2020
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$258	$11,015	$554	$5	$11,832
Net income (loss)	—	257	(2)	—	255
Total other comprehensive income (loss)	—	—	—	(107)	(107)
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at March 31, 2020	$258	$11,271	$552	$(102)	$11,979

Balance at December 31, 2020	$258	$12,358	$546	$5	$13,167
Net income (loss)	—	458	(2)	—	456
Total other comprehensive income (loss)	—	—	—	17	17
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at March 31, 2021	$258	$12,815	$544	$22	$13,639
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Six Months Ended March 31, 2021 and 2020
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2019	$258	$10,823	$556	$(12)	$11,625
Net income (loss)	—	451	(4)	—	447
Total other comprehensive income (loss)	—	—	—	(90)	(90)
Return on power program appropriation investment	—	(3)	—	—	(3)
Balance at March 31, 2020	$258	$11,271	$552	$(102)	$11,979

Balance at September 30, 2020	$258	$12,177	$548	$(51)	$12,932
Net income (loss)	—	644	(4)	—	640
Total other comprehensive income (loss)	—	—	—	73	73
Return on power program appropriation investment	—	(2)	—	—	(2)
Implementation of new accounting standard(1)	—	(4)	—	—	(4)
Balance at March 31, 2021	$258	$12,815	$544	$22	$13,639
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

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash
	At March 31, 2021	At September 30, 2020
Cash and cash equivalents	$500	$500
Restricted cash and cash equivalents included in Other long-term assets	19	21
Total cash, cash equivalents, and restricted cash	$519	$521

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

    The allowance for uncollectible accounts was less than $1 million at both March 31, 2021, and September 30, 2020, for trade accounts receivable. Additionally, loans receivable of $117 million and $105 million at March 31, 2021, and September 30, 2020, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $5 million and less than $1 million at March 31, 2021, and September 30, 2020, respectively. The increase in allowances for uncollectible accounts is due to the adoption of CECL. See Note 2 - Impact of New Accounting Standards and Interpretations.

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

Depreciation

    TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on the external depreciation studies. These studies are updated approximately every five years, with a study currently being performed in 2021. Depreciation expense was $346 million and $407 million for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense was $691 million and $946 million for the six months ended March 31, 2021 and 2020, respectively. See Note 5 — Plant Closures for a discussion of the impact of plant closures.

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

The following accounting standard has been issued but at March 31, 2021, was not effective and had not been adopted by TVA:

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

3.  Accounts Receivable, Net

    Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net
	At March 31, 2021	At September 30, 2020
Power receivables	$1,204	$1,401
Other receivables	80	128
Accounts receivable, net(1)	$1,284	$1,529
Note
(1) Allowance for uncollectible accounts was less than $1 million at March 31, 2021, and September 30, 2020, and therefore is not represented in the table above. The allowance at March 31, 2021 includes the impact from adopting CECL on October 1, 2020.

In response to the COVID-19 pandemic, the TVA Board approved the Public Power Support and Stabilization Program in 2020. Through this program, TVA offered up to $1.0 billion of credit support to local power company customers ("LPCs") that demonstrated the need for temporary financial relief, through the deferral of a portion of LPCs' wholesale power payments owed to TVA.  The program ended on December 31, 2020, with a total of $1 million of credit support approved under the program. As of March 31, 2021, the $1 million had been fully repaid.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net
	At March 31, 2021	At September 30, 2020
Materials and supplies inventory	$767	$770
Fuel inventory	263	253
Renewable energy certificates inventory, net	18	15
Allowance for inventory obsolescence	(34)	(35)
Inventories, net	$1,014	$1,003

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

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirements of Paradise and Bull Run, TVA has recognized a cumulative $1.0 billion of accelerated depreciation. Of this amount, $34 million and $91 million was recognized during the three months ended March 31, 2021 and 2020, respectively, and $67 million and $316 million was recognized during the six months ended March 31, 2021 and 2020, respectively.

6.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At March 31, 2021	At September 30, 2020
Loans and other long-term receivables, net	$109	$100
EnergyRight® receivables, net	62	69
Prepaid long-term service agreements	54	42
Commodity contract derivative assets	5	23
Restricted cash and cash equivalents	19	21
Prepaid capacity payments	8	11
Other	61	59
Total other long-term assets	$318	$325

EnergyRight® Receivables, Net. In association with the EnergyRight® program, TVA's LPCs offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2021, and September 30, 2020, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $16 million and $18 million, respectively. See Note 9 — Other Long-Term Liabilities for information regarding the associated financing obligation.

    In response to the COVID-19 pandemic, customers experiencing financial hardship could request a deferral of EnergyRight® loan payments for a period of up to six months. The deferral option began in April 2020 and ended October 31, 2020. As of March 31, 2021, all EnergyRight® loans approved for the deferral period had resumed payments. The deferred loans did not accrue interest during the deferral months and totaled less than $1 million.

Allowance for Loan Losses. As described in Note 2 — Impact of New Accounting Standards and Interpretations, TVA adopted CECL on October 1, 2020 to determine its allowance for loan loss. The allowance for loan loss is an estimate of expected credit losses, measured over the estimated life of the loan receivables, that considers reasonable and supportable forecasts of future economic conditions in addition to information about historical experience and current conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts.

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
At March 31, 2021
EneryRight® loan reserve	$2
Economic development loan collective reserve	1
Economic development loan specific loan reserve	2
Total allowance for loan losses	$5

    Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2021, and September 30, 2020, prepayments of $11 million and $3 million, respectively, were recorded in Other current assets.

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

Regulatory Assets and Liabilities
	At March 31, 2021	At September 30, 2020
Current regulatory assets
Unrealized losses on interest rate derivatives	$114	$114
Unrealized losses on commodity derivatives	—	4
Fuel cost adjustment receivable	41	12
Total current regulatory assets	155	130

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,009	5,193
Non-nuclear decommissioning costs	2,604	2,512
Unrealized losses on interest rate derivatives	986	1,506
Nuclear decommissioning costs	482	896
Unrealized losses on commodity derivatives	4	—
Other non-current regulatory assets	145	138
Total non-current regulatory assets	9,230	10,245
Total regulatory assets	$9,385	$10,375

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$115	$115
Unrealized gains on commodity derivatives	26	26
Total current regulatory liabilities	141	141

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	5	23
Total regulatory liabilities	$146	$164

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG at March 31, 2021, and September 30, 2020, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At March 31, 2021	At September 30, 2020
Current liabilities
Accrued interest	$10	$10
Accounts payable and accrued liabilities	3	3
Current maturities of long-term debt of variable interest entities	42	41
Total current liabilities	55	54
Other liabilities
Other long-term liabilities	21	23
Long-term debt, net
Long-term debt of variable interest entities, net	1,028	1,048
Total liabilities	$1,104	$1,125

Interest expense of $13 million and $14 million for the three months ended March 31, 2021 and 2020, and $26 million and $27 million for the six months ended March 31, 2021 and 2020, respectively, is included on the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

Other Long-Term Liabilities (in millions)
	At March 31, 2021	At September 30, 2020
Interest rate swap liabilities	$1,398	$1,927
Operating lease liabilities	143	171
Currency swap liabilities	21	123
EnergyRight® financing obligations	71	78
Accrued long-term service agreements	40	56
Other	194	193
Total other long-term liabilities	$1,867	$2,548

    Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets. At both March 31, 2021, and September 30, 2020, the carrying amount of the interest rate swap liabilities reported in Accounts payable and accrued liabilities and Accrued interest was $114 million. See Note 13 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities. As of March 31, 2021, interest rate swap liabilities decreased $529 million as compared to September 30, 2020, due to an increase in both market interest rates since September 30, 2020, and net settlement payments made during the six months ended March 31, 2021.

    EnergyRight® Financing Obligations. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2021, and September 30, 2020, the carrying amount of the financing obligations reported in Accounts payable and accrued liabilities was $18 million and $19 million, respectively. See Note 6 — Other Long-Term Assets for information regarding the associated loans receivable.

    In response to the COVID-19 pandemic, customers experiencing financial hardship could request a deferral of EnergyRight® loan payments for a period of up to six months. The deferral option began in April 2020 and ended October 31, 2020. As of March 31, 2021, all EnergyRight® loans approved for the deferral period had resumed payments. The deferred loans did not accrue interest during the deferral months and totaled less than $1 million.

    Accrued Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2021 and September 30, 2020, related liabilities of $20 million and $15 million, respectively, were recorded in Accounts payable and accrued liabilities.

10.  Asset Retirement Obligations

During the six months ended March 31, 2021, TVA's total asset retirement obligations ("ARO") liability increased $133 million as a result of periodic accretion and revisions in estimate, partially offset by settlement projects that were conducted during the period. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the six months ended March 31, 2021, $36 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 7 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 14 — Fair Value Measurements — Investment Funds and Note 19 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for disclosure of the current balances of the trusts and a discussion of the trusts' objectives.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2020	$3,278	$3,507	$6,785	(1)
Settlements	(3)	(77)	(80)
Revisions in estimate	2	106	108
Accretion (recorded as regulatory asset)	74	31	105
Balance at March 31, 2021	$3,351	$3,567	$6,918	(1)
Note
(1) Includes $271 million and $345 million at March 31, 2021, and September 30, 2020, respectively, in Current liabilities.

The revisions in non-nuclear estimates increased $106 million for the six months ended March 31, 2021. These increases were primarily driven by revisions of certain CCR closure liabilities at Shawnee, Paradise, and Colbert, resulting from revised engineering estimates for construction costs, new vendor bids, modified closure designs, and expected costs associated with post-closure care of the closed areas.

11.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at March 31, 2021, and September 30, 2020, consisted of the following:

Debt Outstanding (in millions)
	At March 31, 2021	At September 30, 2020
Short-term debt
Short-term debt, net	$1,241	$57
Current maturities of power bonds issued at par(1)	304	1,787
Current maturities of long-term debt of VIEs issued at par	42	41
Total current debt outstanding, net	1,587	1,885
Long-term debt
Long-term power bonds(2)	18,112	18,078
Long-term debt of VIEs, net	1,028	1,048
Unamortized discounts, premiums, issue costs, and other	(117)	(122)
Total long-term debt, net	19,023	19,004
Total debt outstanding	$20,610	$20,889
Notes
(1) Includes net exchange gain from currency transactions of $56 million and $73 million at March 31, 2021, and September 30, 2020, respectively.
(2) Includes net exchange gain from currency transactions of $46 million and $80 million at March 31, 2021, and September 30, 2020, respectively.

For the six months ended March 31, 2021, Short-term debt, net increased primarily due to funding a portion of the power bonds that matured in February 2021.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2020, to March 31, 2021:

Debt Securities Activity
	Date	Amount (in millions)	Interest Rate
Redemptions/Maturities(1)
2009 Series B	December 2020	$1	3.77%
2011 Series A	February 2021	1,500	3.88%
Total redemptions/maturities of power bonds		1,501
Debt of variable interest entities		20
Total redemptions/maturities of debt		$1,521
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

    TVA has funding available under four long-term revolving credit facilities totaling approximately $2.7 billion: a $1.0 billion credit facility that matures on June 13, 2023, a $1.0 billion credit facility that matures on September 28, 2023, a $150 million credit facility that matures on February 9, 2024, and a $500 million credit facility that matures on February 1, 2025. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At March 31, 2021, and September 30, 2020, there were approximately $1.2 billion and $1.5 billion, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. See Note 13 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At March 31, 2021 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
June 2023	$1,000	$289	$—	$711
September 2023	1,000	326	—	674
February 2024	150	38	—	112
February 2025	500	500	—	—
Total	$2,650	$1,153	$—	$1,497

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2021 with a maturity date of September 30, 2021. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at March 31, 2021. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

Lease/Leasebacks

    TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software ("QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At March 31, 2021, and September 30, 2020, the outstanding leaseback obligations related to the remaining CTs and QTE were $87 million and $223 million, respectively. In May 2020, TVA made final rent payments under lease/leaseback transactions involving eight CTs, and TVA had previously acquired the equity interest related to these transactions. Rent payments under the remaining CT lease/leaseback transactions are scheduled to be made through January 2022. TVA does have the option to acquire the equity interests related to transactions involving the remaining eight CTs for additional amounts. In addition, on October 30, 2019, TVA provided notice of its intent to purchase the ownership interest in certain QTE. Repurchase payments are being made through a series of installments in 2021 and 2022, after which the associated leases will be terminated.

12.  Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA's currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA's portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt and any related accrued interest in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended March 31, 2021 and 2020, TVA reclassified $5 million of gains and $56 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense. During the six months ended March 31, 2021 and 2020, TVA reclassified $50 million and $3 million of gains, respectively, related to its cash flow hedges from AOCI to Interest expense. See Note 13 — Risk Management Activities and Derivative Transactions.

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
			Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2021	2020	2021	2020
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$22	$(163)	$123	$(87)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	2021	2020	2021	2020
Currency swaps	$5	$(56)	$50	$3
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $19 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1)
			Three Months Ended March 31		Six Months Ended March 31
Derivative Type	Objective of Derivative(2)	Accounting for Derivative Instrument	2021	2020	2021	2020
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(28)	$(23)	$(57)	$(44)

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses due to contract settlements are recognized in Fuel expense as incurred	—	—	—	1
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three and six months ended March 31, 2021 and 2020.
(2) During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts.

Fair Values of TVA Derivatives (in millions)
	At March 31, 2021		At September 30, 2020
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(58)	Accounts payable and accrued liabilities $(58)	$(78)	Accounts payable and accrued liabilities $(78)
£250 million Sterling	(8)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(4)	(63)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(58)
£150 million Sterling	(20)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(17)	(68)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(65)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(1,090)	Accounts payable and accrued liabilities $(43); Accrued interest $(37); Other long-term liabilities $(1,010)	$(1,449)	Accounts payable and accrued liabilities $(43); Accrued interest $(37); Other long-term liabilities $(1,369)
$476 million notional	(419)	Accounts payable and accrued liabilities $(22); Accrued interest $(10); Other long-term liabilities $(387)	(588)	Accounts payable and accrued liabilities $(22); Accrued interest $(10); Other long-term liabilities $(556)
$42 million notional(1)	(3)	Accounts payable and accrued liabilities $(1); Accrued interest $(1); Other long-term liabilities $(1)	(4)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(2)
Commodity contract derivatives	27	Other current assets $27; Other long-term assets $5; Accounts payable and accrued liabilities $(1); Other long-term liabilities $(4)	46	Other current assets $26; Other long-term assets $23; Accounts payable and accrued liabilities $(3)
Note
(1) Represents two interest rate swaps with notional amounts of $28 million and $14 million.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had three currency swaps outstanding at March 31, 2021, with total currency exposure of £600 million and expiration dates ranging from 2021 to 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

    Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended March 31, 2021 and 2020, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized gains of $386 million and unrealized losses of $556 million, respectively. For the six months ended March 31, 2021 and 2020, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized gains of $529 million and unrealized losses of $385 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market natural gas contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At March 31, 2021, TVA's natural gas contract derivatives had terms of up to three years.

Commodity Contract Derivatives
	At March 31, 2021			At September 30, 2020
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Natural gas contract derivatives	27	274 million mmBtu	27	42	302 million mmBtu	46

Offsetting of Derivative Assets and Liabilities

    The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At March 31, 2021	At September 30, 2020
Assets
Commodity derivatives not subject to master netting or similar arrangement	$32	$49

Liabilities
Currency swaps(2)	$86	$209
Interest rate swaps(2)	1,512	2,041
Total derivatives subject to master netting or similar arrangement	1,598	2,250
Commodity derivatives not subject to master netting or similar arrangement	5	3
Total liabilities	$1,603	$2,253
Notes
(1) Offsetting amounts primarily include counterparty netting of derivative contracts, margin account deposits for futures commission merchants transactions, and cash collateral received or paid in accordance with the accounting guidance for derivatives and hedging transactions. There were no material offsetting amounts on TVA's Consolidated Balance Sheets at either March 31, 2021, or September 30, 2020.
(2) Letters of credit of approximately $1.2 billion and $1.5 billion were posted as collateral at March 31, 2021, and September 30, 2020, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the TVA Deferred Compensation Plan ("DCP"). See Note 14 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At March 31, 2021, and September 30, 2020, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $8 million and $13 million at March 31, 2021, and September 30, 2020, respectively.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At March 31, 2021, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.6 billion.  TVA's collateral obligations at March 31, 2021, under these arrangements were approximately $1.1 billion, for which TVA had posted approximately $1.2 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.2 billion and $1.4 billion of receivables from power sales outstanding at March 31, 2021, and September 30, 2020, respectively, nearly all counterparties were rated investment grade. The obligations of customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 3 — Accounts Receivable, Net, and Note 6 — Other Long-Term Assets.

    TVA had revenue from two LPCs that collectively accounted for 16 percent of total operating revenues for both the three and six months ended March 31, 2021 and the three and six months ended March 31, 2020.

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

    Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at March 31, 2021. The contracted supply of coal is sourced from multiple geographic regions of the U.S. and is to be delivered via various transportation methods (e.g., barge, rail, and truck). Emerging technologies, environmental regulations, and low natural gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies. Continued difficulties by coal suppliers, including impacts from the COVID-19 pandemic, could result in consolidations, additional bankruptcies, restructuring, contract renegotiations, or other scenarios.

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

    Purchased Power. TVA acquires power from a variety of power producers through long-term and short-term power purchase agreements ("PPAs") as well as through spot market purchases. In order to meet customer preferences and requirements for cleaner and greener energy, TVA has entered into certain PPAs with renewable resource providers. TVA also has a PPA that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant. TVA has determined that the supplier has the equivalent of a non-investment grade credit rating; therefore, the supplier has provided credit assurance to TVA under the terms of the agreement.

Other Suppliers. TVA has experienced minimal impacts due to force majeure events, with the exception of a manufacturing delay for a major turbine component. A mitigation strategy was developed by TVA and the vendor which reduced impacts to TVA's outage schedule. TVA will continue to monitor the supply base and remain in contact with suppliers to identify potential risks.

Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur substantial costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the qualified pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At March 31, 2021, all of TVA's currency swaps and interest rate swaps as well as all of the derivatives in the NDT and ART were with banking counterparties whose Moody's credit ratings were A2 or higher.

    TVA classifies qualified forward natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At March 31, 2021, the natural gas contracts were with counterparties whose ratings ranged from B1 to A1. TVA recognizes the slowdown in demand and the impacts on the oil and gas industry as a result of the COVID-19 pandemic.

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

Investment Funds

At March 31, 2021, Investment funds were comprised of $3.7 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $2.6 billion and $1.0 billion, respectively, at March 31, 2021.

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

    Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $220 million, private real assets of $88 million, and private credit of $44 million at March 31, 2021. The ART had unfunded commitments related to limited partnerships in private equity of $129 million, private real assets of $69 million, and private credit of $22 million at March 31, 2021. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses) (in millions)
		Three Months Ended March 31		Six Months Ended March 31
Fund	Financial Statement Presentation	2021	2020	2021	2020
NDT	Regulatory asset	$23	$(357)	$253	$(246)
ART	Regulatory asset	28	(135)	120	(98)
SERP	Other income (expense)	1	(9)	5	(8)
DCP	Other income (expense)	—	(3)	1	(2)

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1984 to CY 2020) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at March 31, 2021.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2021, and September 30, 2020. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At March 31, 2021 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$617	$—	$—	$617
Government debt securities(1)	528	32	—	560
Corporate debt securities(2)	—	409	—	409
Mortgage and asset-backed securities	—	30	—	30
Institutional mutual funds	222	—	—	222
Forward debt securities contracts	—	8	—	8
Private equity funds measured at net asset value(3)	—	—	—	274
Private real asset funds measured at net asset value(3)	—	—	—	215
Private credit measured at net asset value(3)	—	—	—	62
Commingled funds measured at net asset value(3)	—	—	—	1,326
Total investments	1,367	479	—	3,723
Commodity contract derivatives	—	32	—	32
Total	$1,367	$511	$—	$3,755

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(4)	$—	$86	$—	$86
Interest rate swaps	—	1,512	—	1,512
Commodity contract derivatives	—	5	—	5
Total	$—	$1,603	$—	$1,603
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
Note
(1) During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts. Therefore, the fair value measurement using significant unobservable inputs was zero at October 1, 2020, and March 31, 2021.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at March 31, 2021, and September 30, 2020, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at March 31, 2021, and September 30, 2020, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At March 31, 2021		At September 30, 2020
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$78	$78	$87	$86

Loans and other long-term receivables, net (including current portion)	Level 2	117	107	105	93

EnergyRight® financing obligations (including current portion)	Level 2	89	99	97	108

Unfunded loan commitments	Level 2	—	1	—	2

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	24	32	26	35

Long-term outstanding power bonds (including current maturities), net	Level 2	18,299	23,341	19,743	26,630

Long-term debt of VIEs (including current maturities), net	Level 2	1,070	1,310	1,089	1,419

The carrying value of Cash and cash equivalents, Restricted cash and cash equivalents, Accounts receivable, net, and Short-term debt, net approximate their fair values.

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

LPC sales
Approximately 92 percent of TVA's revenue from sales of electricity for the three and six months ended March 31, 2021 was to LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

The amount of revenue is based on contractual prices approved by the TVA Board. Customers are invoiced monthly for power delivered as measured by meters located at the delivery points. The net transaction price is offset by certain credits available to customers that are known at the time of billing. Credits are designed to achieve objectives of the TVA Act and include items such as hydro preference credits for residential customers of LPCs, economic development credits to promote growth in the Tennessee Valley, wholesale bill credits to maintain long-term partnerships with LPCs, Pandemic Relief Credits created to support LPCs and strengthen the public power response to the COVID-19 pandemic, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. Payments are typically due within approximately one month of invoice issuance.

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

The amount of revenue is based on contractual prices approved by the TVA Board. Customers are invoiced monthly for power delivered as measured by meters located at the delivery points. The net transaction price is offset by certain credits available to customers that are known at the time of billing. Examples of credits include items such as economic development credits to promote growth in the Tennessee Valley, Pandemic Relief Credits created to support directly served customers and strengthen the public power response to the COVID-19 pandemic, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. Payments are typically due within approximately one month of invoice issuance.

Other Revenue

Other revenue consists primarily of wheeling and network transmission charges, sales of excess steam that is a by-product of power production, delivery point charges for interconnection points between TVA and the customer, and certain other ancillary goods or services.

Disaggregated Revenues

During the three and six months ended March 31, 2021, revenues generated from TVA's electricity sales were $2.5 billion and $4.8 billion, respectively, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three and six months ended March 31, 2021 and 2020, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
Alabama	$379	$360	$713	$729
Georgia	66	64	124	127
Kentucky	157	158	294	315
Mississippi	237	227	449	464
North Carolina	18	19	34	37
Tennessee	1,663	1,648	3,164	3,324
Virginia	11	12	21	23
Subtotal	2,531	2,488	4,799	5,019
Off-system sales	2	1	4	2
Revenue from sales of electricity	2,533	2,489	4,803	5,021
Other revenue	39	32	73	78
Total operating revenues	$2,572	$2,521	$4,876	$5,099

    TVA's operating revenues by customer type for the three and six months ended March 31, 2021 and 2020, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
Revenue from sales of electricity
Local power companies	$2,337	$2,301	$4,428	$4,658
Industries directly served	168	160	322	310
Federal agencies and other	28	28	53	53
Revenue from sales of electricity	2,533	2,489	4,803	5,021
Other revenue	39	32	73	78
Total operating revenues	$2,572	$2,521	$4,876	$5,099

    TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts have a 20-year termination notice provision that renews each year after their initial effective date, contingent upon certain circumstances, including limited rate increases going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the long-term Partnership Agreement were $48 million and $36 million, respectively, for the three months ended March 31, 2021 and 2020. The total wholesale bill credits to LPCs participating in the long-term Partnership Agreement were $90 million and $70 million, respectively, for the six months ended March 31, 2021 and 2020. In June 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate up to approximately five percent of average total hourly energy sales over the prior five years in order to meet their individual customers' needs. As of May 3, 2021, 142 LPCs had signed the 20-year Partnership Agreement with TVA, and 71 LPCs had signed a Flexibility Agreement.

In August 2020, the TVA Board approved a Pandemic Relief Credit which became effective beginning October 2020. The 2.5 percent monthly base rate credit, expected to approximate $200 million in total for 2021, applies to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. Pandemic Relief Credits were

$55 million and $104 million, respectively, for the three and six months ended March 31, 2021. There were no Pandemic Relief Credits for the three and six months ended March 31, 2020.

    The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three and six months ended March 31, 2021, and the percentage those revenues comprised of TVA's total operating revenues for the same periods, are summarized in the tables below:

TVA Local Power Company Contracts At or for the Three Months Ended March 31, 2021
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	142	$1,934	75.2%
5-year termination notice	11	403	15.7%
Total	153	$2,337	90.9%
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

TVA Local Power Company Contracts At or for the Six Months Ended March 31, 2021
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	142	$3,654	74.9%
5-year termination notice	11	774	15.9%
Total	153	$4,428	90.8%
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

    TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the six months ended March 31, 2021 and the six months ended March 31, 2020. Certain LPCs, including MLGW, are evaluating options for future energy choices. In addition, in January 2021, four LPCs accounting for four percent of TVA's total operating revenues for the six months ended March 31, 2021, filed a complaint and petition with the Federal Energy Regulatory Commission ("FERC") asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. See Note 19 — Contingencies and Legal Proceedings — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment.

Contract Balances

    Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA does not have any material contract assets at March 31, 2021.

    Contract liabilities represent an entity's obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation.

    Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $82 million and $84 million for the three months ended March 31, 2021 and 2020, respectively. Incentives recorded as a reduction to revenue were $156 million and $160 million for the six months ended March 31, 2021 and 2020, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At March 31, 2021, and September 30, 2020, the outstanding unpaid incentives were $170 million and $172 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements. Additionally, in May 2020, TVA established flexibility provisions to support the continued operations and recovery of participating customers experiencing financial and operational hardships as a result of the COVID-19 pandemic and corresponding economic downturn. These provisions were made available through the December 2020 application period, which could provide flexibility to customers through 2021. The provisions have not had a material impact to TVA.

16.  Other Income (Expense), Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income (Expense), Net
	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
Interest income	$3	$5	$6	$10
External services	3	3	7	6
Gains (losses) on investments	2	(11)	11	(6)
Miscellaneous	3	2	2	1
Total Other income (expense), net	$11	$(1)	$26	$11

17. Supplemental Cash Flow Information

    Construction in progress and Nuclear fuel expenditures included in Accounts payable and accrued liabilities at March 31, 2021 and 2020, were $394 million and $295 million, respectively, and are excluded from the Statements of Consolidated Cash Flows for the six months ended March 31, 2021 and 2020, as non-cash investing activities.

Excluded from the Statements of Consolidated Cash Flows for the six months ended March 31, 2021, were non-cash investing and financing activities of $233 million related primarily to an increase in lease assets and liabilities incurred for a finance lease that was amended in March 2021.

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and six months ended March 31, 2021 and 2020, were as follows:

Components of TVA's Benefit Plans(1)
	For the Three Months Ended March 31				For the Six Months Ended March 31
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$14	$15	$4	$4	$28	$27	$9	$8
Interest cost	93	104	4	4	184	208	8	8
Expected return on plan assets	(123)	(122)	—	—	(246)	(244)	—	—
Amortization of prior service credit	(25)	(24)	(4)	(6)	(49)	(48)	(9)	(12)
Recognized net actuarial loss	115	109	2	3	227	218	5	5
Total net periodic benefit cost as actuarially determined	74	82	6	5	144	161	13	9
Amount expensed / (capitalized) due to actions of regulator	2	(6)	—	—	9	(8)	—	—
Total net periodic benefit cost	$76	$76	$6	$5	$153	$153	$13	$9
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

    TVA's minimum required pension plan contribution for 2021 is $300 million. TVA contributes $25 million per month to TVARS and as of March 31, 2021, had contributed $150 million. The remaining $150 million will be contributed by September

30, 2021. For the six months ended March 31, 2021, TVA also contributed $48 million to the 401(k) plan, $13 million (net of $1 million in rebates) to the other post-retirement plans, and $5 million to the SERP.

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

•Within the Secondary Financial Protection level, the licensee of each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of approximately $138 million per reactor per incident. With TVA's seven reactors, the maximum total contingent obligation per incident is $963 million. This retrospective premium is payable at a maximum rate currently set at approximately $20 million per year per incident per reactor. Currently, 96 reactors are participating in the Secondary Financial Protection program.

In the event that a nuclear incident results in public liability claims, the primary level provided by ANI combined with the Secondary Financial Protection should provide up to approximately $13.7 billion in coverage.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the Nuclear Regulatory Commission ("NRC") procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At March 31, 2021, $3.4 billion, representing the discounted value of future estimated decommissioning costs, was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. Decommissioning costs studies are updated for each of TVA's nuclear units at least every five years.

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

Non-Nuclear Decommissioning.  At March 31, 2021, $3.6 billion, representing the discounted value of future estimated decommissioning costs, was included in AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA's coal-fired and natural gas-fired generating units in general.  Environmental requirements placed on the operation of TVA's coal-fired and other generating units will likely continue to become more restrictive over time. Litigation over the regulation of emissions or discharges from coal-fired generating units is also occurring.  Failure to comply with environmental and safety laws can result in TVA being subject to enforcement actions, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or the shutting down of non-compliant facilities.

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding GHG requirements) could lead to additional costs of $144 million from 2021 to 2025, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of approximately $860 million from 2021 to 2025 relating to TVA's CCR Conversion Program, as well as expenditures of approximately $160 million from 2021 to 2025 relating to compliance with Clean Water Act requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions that could increase these estimates.

Compliance with the Environmental Protection Agency's ("EPA's") CCR rule required implementation of a groundwater monitoring program, additional engineering, and ongoing analysis. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation and/or remediation. These costs cannot reasonably be predicted until a final remedy is selected, if necessary.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At March 31, 2021 and September 30, 2020, TVA's estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $15 million and $14 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction may significantly affect TVA's future liability for remediating historical releases.

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

General. At March 31, 2021, TVA had accrued $14 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $12 million is included in Other long-term liabilities and $2 million is included in Accounts payable and accrued liabilities. In addition, TVA believes that it is reasonably possible that it may incur additional losses, in an amount expected not to exceed $30 million, in connection with current Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"). Under the Environmental Agreements, TVA committed to, among other things, take actions regarding coal units that have been completed. TVA also agreed to invest $290 million in certain TVA environmental projects of which TVA had spent approximately $280 million as of March 31, 2021. Additionally, TVA holds restricted cash in an interest earning trust to fund the remaining project commitments. Under the Environmental Agreements, any interest earned through the trust must also be spent on agreed upon environmental projects. The total remaining committed spend, including interest earned through the trust, is approximately $11 million as of March 31, 2021. In exchange for these commitments, most past claims against TVA based on alleged New Source Review ("NSR") and associated violations were waived and cannot be brought against TVA. Future claims, including those for sulfuric acid mist and GHG emissions, can still be brought against TVA.

    The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the March 31, 2021, Consolidated Balance Sheets. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the Environmental Agreements as regulatory assets, and they are included as such on the March 31, 2021 Consolidated Balance Sheets and will be recovered in rates in future periods.

    Class Action Lawsuit Involving Kingston Fossil Plant. On November 7, 2019, a resident of Roane County, Tennessee, filed a proposed class action lawsuit against Jacobs and TVA in the Eastern District. The complaint alleges that the class representative and all other members of the proposed class were damaged as a result of the 2008 ash spill at Kingston and the resulting cleanup activities. The complaint alleges, among other things, that (1) TVA was negligent in its construction and operation of the Kingston CCR facility, (2) TVA and Jacobs failed to take proper measures to mitigate environmental and health risks during the cleanup response, and (3) TVA and Jacobs misled the community about health and environmental risks associated with exposure to coal fly ash. The complaint seeks monetary damages and injunctive relief in the form of an order requiring the defendants to establish a blood testing program and medical monitoring protocol and to remediate damage to the properties of the proposed class. Briefing on complementary motions to dismiss filed by TVA and Jacobs closed July 1, 2020. The motions were referred to the magistrate judge for recommended dispositions, and in February 2021, the magistrate recommended the dismissal of all claims, except the plaintiff’s temporary nuisance claim. TVA and Jacobs filed objections to the recommendation to retain the temporary nuisance claim, and the plaintiff filed a motion for leave to file an amended complaint that alleged only a nuisance claim. On March 29, 2021, the district court issued an opinion adopting the magistrate’s recommendations and granting the plaintiff leave to file an amended complaint, which the plaintiff did. On April 20, 2021, TVA and Jacobs filed motions to dismiss the amended complaint. Briefing on the motions is expected to close in May 2021.

    Case Involving Tennessee River Boat Accident. In July 2015, plaintiffs filed suit in the U.S. District Court for the Northern District of Alabama ("Northern District"), seeking recovery for personal injuries sustained when the plaintiffs' boat struck a TVA transmission line which was being raised from the Tennessee River during a repair operation. The Northern District dismissed the case, finding that TVA's exercise of its discretion as a governmental entity in deciding how to carry out the operation barred any liability for negligence. In August 2017, the U.S. Court of Appeals for the Eleventh Circuit ("Eleventh Circuit") affirmed the decision. The plaintiffs petitioned the Supreme Court for review of the decision, arguing that the provision of the TVA Act which allows suit to be brought against TVA does not allow TVA to claim immunity for discretionary actions. In April 2019, the Supreme Court issued its opinion reversing the judgment of the Eleventh Circuit and remanding the case to the Eleventh Circuit. In July 2019, the Eleventh Circuit remanded the case to the district court for further proceedings consistent with the Supreme Court's opinion. TVA filed a motion for summary judgment on all of the plaintiffs’ claims on November 23, 2020, and the plaintiffs filed a motion for partial summary judgment. The court cancelled the trial scheduled for February 16, 2021, and stated that the trial would be rescheduled, if necessary, following the court’s ruling on the parties’ summary judgment motions. On April 9, 2021, the court issued a memorandum opinion and order granting in part and denying in part TVA’s summary judgment motion. The court denied in full the plaintiffs’ summary judgment motion. The court also asked the parties to agree on a trial date in August 2021, and the parties submitted an agreed trial date of August 19, 2021 to the court. The court has yet to issue an order setting the trial date. The parties also jointly requested that the court refer the case to a judicially-hosted mediation. The court agreed to the parties’ request and referred the case to a magistrate judge for a mediation, which has been scheduled for May 27, 2021.

    Case Involving Bellefonte Nuclear Plant. In November 2018, Nuclear Development, LLC, filed suit against TVA in the Northern District of Alabama. The plaintiff alleges that TVA breached its agreement to sell Bellefonte to the plaintiff. The plaintiff seeks, among other things, (1) an injunction requiring TVA to maintain Bellefonte and the associated NRC permits until the case is concluded, (2) an order compelling TVA to complete the sale of Bellefonte to the plaintiff, and (3) if the court does not order TVA to complete the sale, monetary damages in excess of $30 million. In December 2018, Nuclear Development, LLC, and TVA filed a joint stipulation with the court. Under the stipulation, Nuclear Development, LLC, withdrew its request for an expedited hearing on its injunction in exchange for TVA's agreement to continue to maintain Bellefonte in accordance with the NRC permits and to give Nuclear Development, LLC, and the court five days prior notice of any filing by TVA to terminate the permits or sell the site. TVA filed a motion to dismiss the case in February 2019. In May 2019, the court denied TVA's motion. On September 23, 2020, the parties filed competing motions for summary judgment. On March 31, 2021, the court denied both parties' summary judgment motions. The court ruled as a matter of law that it would have been illegal under Section 101 of the Atomic Energy Act for TVA to close, relying on past NRC precedent to reach that conclusion. Notwithstanding the legal rulings, the court held that there are disputed issues of material fact on whether TVA satisfied its contractual obligations to use reasonable best efforts and to cooperate with Nuclear Development, LLC, in effectuating the close of the sale. Trial is currently scheduled to begin on May 16, 2021.

Case Involving Rate Changes. On June 9, 2020, a proposed class action lawsuit was filed against TVA and one of its LPCs, Bristol Virginia Utilities Authority ("BVUA"), in federal court in Abingdon, Virginia, by a LPC customer, asserting claims for breach of contract and violation of the Administrative Procedure Act. The lawsuit alleges that the customers of TVA's LPCs are third-party beneficiaries under TVA's wholesale power contracts with its LPCs and that TVA’s rate changes dating back to 2010 violate Section 11 of the TVA Act. Section 11 of the TVA Act establishes the broad policy that TVA power projects shall be considered primarily for the benefit of the people of the Tennessee Valley and that service to industry is a secondary purpose to be used principally to secure a sufficiently high load factor and revenue returns to permit domestic and rural use at the lowest possible rates. The remedies requested include an injunction prohibiting TVA rate changes that violate Section 11, monetary damages, and repayment of rates charged in violation of Section 11. TVA and BVUA filed motions to dismiss the case on November 9, 2020, and filed supplemental motions to dismiss on December 21, 2020, in response to an amended complaint filed by the plaintiff. Oral argument on the motions was held on February 18, 2021, and on March 19, 2021, the court granted TVA’s and BVUA's motions to dismiss. The plaintiff appealed the district court's judgment to the U.S. Court of Appeals for the Fourth Circuit on April 15, 2021. Appellate proceedings are expected to occur this spring and summer.

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

The environmental groups request the federal court to (1) declare that TVA's entry into long-term power agreements without preparing an environmental review violated NEPA and the TVA Act, (2) vacate the long-term contracts, and (3) enjoin TVA from implementing "system-wide energy contract programs that significantly affect the environment." TVA filed a motion to dismiss the case on October 20, 2020, and filed a supplemental motion to dismiss on December 4, 2020, in response to an amended complaint filed by the plaintiffs. Oral argument on the motion was held on February 26, 2021.

On January 28, 2021, TVA was served with a lawsuit filed by the Glasgow Electric Plant Board ("GEPB") against TVA in the United States District Court for the Western District of Kentucky seeking to rescind its LTA. The lawsuit advanced multiple legal theories in asking the court to rescind the LTA, declare it null and void, or, in the alternative, reinstate GEPB's 90-day review period under the LTA. The issues raised by GEPB were limited to its contract with TVA, and the lawsuit did not seek relief that would apply to other customers. On February 12, 2021, GEPB voluntarily dismissed all claims filed against TVA, thus ending the lawsuit.

Challenge to Anti-Cherrypicking Amendment. On January 11, 2021, Athens Utilities Board, Gibson Electric Membership Corporation, Joe Wheeler EMC, and Volunteer Energy Cooperative filed a complaint and petition with FERC asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. The petitioners seek to avoid the limitations of the Anti-Cherrypicking Amendment ("ACPA") to the Federal Power Act ("FPA"), which prohibits FERC from ordering TVA to wheel power from another supplier if the power will be consumed within the TVA service territory. The petitioners argue that section 211A of the FPA, which gives FERC limited jurisdiction over the rates, terms, and conditions of transmission service provided by unregulated transmitting utilities such as TVA, provides an alternate grant of authority to enable FERC to order TVA to wheel power inside its service area unrestricted by the application of the ACPA. The petitioners also argue that the public power model is antiquated and TVA’s refusal to wheel power is not in the public interest because it stifles competition. On February 22, 2021, TVA filed its answer to the FERC petition and complaint, and on March 9, 2021, TVA filed a response to comments submitted by several environmental groups that intervened. On March 16, 2021, the petitioners filed a response to TVA's initial answer, and TVA filed a response to that pleading on March 31, 2021.

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

Executive Overview

TVA's operating revenues were $2.6 billion and $4.9 billion for the three and six months ended March 31, 2021, as compared with operating revenues of $2.5 billion and $5.1 billion for the same periods of the prior year. The decrease in operating revenues for the six months ended March 31, 2021 was primarily due to lower base revenue attributable to lower effective rates and lower fuel cost recovery revenue as a result of lower fuel rates. Lower effective rates resulted primarily from the Pandemic Relief Credit that the TVA Board approved in August 2020, which became effective beginning October 2020. The 2.5 percent monthly base rate credit, expected to approximate $200 million in total for 2021, applies to service provided to TVA's local power companies ("LPCs"), their large commercial and industrial customers, and TVA's directly served customers. For the six months ended March 31, 2021, these credits accounted for $104 million of the decrease to operating revenue.

Depreciation and amortization expense decreased $282 million for the six months ended March 31, 2021, as compared to the same period of the prior year. This decrease was primarily due to a decrease in depreciation expense as a result of the decision in 2019 to accelerate the retirements of Bull Run Fossil Plant ("Bull Run") and Paradise Fossil Plant ("Paradise"). Fuel and purchased power expense decreased $110 million for the six months ended March 31, 2021, as compared to the same period of the prior year. This decrease was primarily due to lower fuel cost recovery resulting from volatility in the natural gas and purchased power markets in both the six months ended March 31, 2021 and the six months ended March 31, 2020.

TVA continues to closely monitor developments associated with the COVID-19 pandemic. Based on current internal models, TVA estimates that the COVID-19 pandemic has had little impact to TVA's base revenue for the six months ended March 31, 2021. It is uncertain at this time to what extent revenues may be impacted for the remainder of 2021 and beyond. In addition, operations and delivery of energy to customers have not been materially impacted by the COVID-19 pandemic at this time. See Key Initiatives and Challenges - COVID-19 Pandemic for an expanded discussion of the impact to TVA and related initiatives.

    TVA continues to maintain 99.999 percent reliability in delivering energy to its customers. TVA's reliability, competitive rates, and economic development efforts continue to attract and encourage the expansion of business and industries in the Tennessee Valley, with over $3.9 billion in investments and more than 45,200 jobs created or retained through the second quarter of 2021.

Results of Operations

Sales of Electricity

    Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 39,759 million and 37,457 million of kWh for the three months ended March 31, 2021 and 2020, respectively. Sales of electricity for the six months ended March 31, 2021 and 2020, were 76,431 million and 74,123 million of kWh, respectively. TVA sells power at wholesale rates to LPCs that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

The following charts compare TVA's sales of electricity by customer type for the periods indicated:

The following charts show a breakdown of TVA's energy load:

Note
Information included in the charts above was derived from energy usage of directly served customers and customers served by LPCs during calendar year 2020, and these graphs will continue to be updated on a calendar year basis.

Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit.

	Degree Days
	Variation from Normal						Variation from Prior Period
	2021	Normal	Percent Change	2020	Normal	Percent Change	Percent Change
Heating Degree Days
Three Months Ended March 31	1,743	1,870	(6.8)%	1,456	1,870	(22.1)%	19.7%
Six Months Ended March 31	2,944	3,159	(6.8)%	2,734	3,159	(13.5)%	7.7%

Cooling Degree Days
Three Months Ended March 31	2	9	(77.8)%	24	9	166.7%	(91.7)%
Six Months Ended March 31	48	52	(7.7)%	114	52	119.2%	(57.9)%

    Sales of electricity increased six percent for the three months ended March 31, 2021, as compared to the same period of the prior year. The increased sales volume for LPCs was primarily due to an increase in heating degree days of 20 percent. TVA also experienced a reduction of energy sales for the three month period ended March 31, 2020, associated with the COVID-19 pandemic, which contributed to the change in sales of electricity for the three months ended March 31, 2021.

Sales of electricity increased three percent for the six months ended March 31, 2021, as compared to the same period of the prior year. Sales of electricity from industries directly served increased as a result of certain customers shifting maintenance outages from December 2020 to the summer of 2020, while businesses were closed due to the COVID-19 pandemic. Also, heating degree days increased eight percent for the six months ended March 31, 2021 resulting in an increase in energy sales.

Financial Results

    The following table compares operating results for the three and six months ended March 31, 2021 and 2020:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended March 31			Six Months Ended March 31
	2021	2020	Percent Change	2021	2020	Percent Change
Operating revenues	$2,572	$2,521	2.0%	$4,876	$5,099	(4.4)%
Operating expenses	1,787	1,914	(6.6)%	3,576	3,960	(9.7)%
Operating income	785	607	29.3%	1,300	1,139	14.1%
Other income (expense), net	11	(1)	(1,200.0)%	26	11	136.4%
Other net periodic benefit cost	64	62	3.2%	129	127	1.6%
Interest expense	276	289	(4.5)%	557	576	(3.3)%
Net income (loss)	$456	$255	78.8%	$640	$447	43.2%

Operating Revenues.  Operating revenues for the three months ended March 31, 2021 and 2020, were $2.6 billion and $2.5 billion, respectively. Operating revenues for the six months ended March 31, 2021 and 2020, were $4.9 billion and $5.1 billion, respectively. The following charts compare TVA's operating revenues for the periods indicated:

Operating Revenues
Three Months Ended March 31
(in millions)

$2,500
$2,000
$1,500
$1,000
$500
$—
$2,337
$168
$28
$39
$2,301
$160
$28
$32
2021
2020
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

Operating Revenues
Six Months Ended March 31
(in millions)
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$—
$4,428
$322
$53
$73
$4,658
$310
$53
$78
2021
2020
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the six months ended March 31, 2021 and six months ended March 31, 2020. Certain LPCs, including MLGW, are evaluating options for future energy choices. In addition, in January 2021, four LPCs accounting for four percent of TVA's total operating revenues for the six months ended March 31, 2021, filed a complaint and petition with the Federal Energy Regulatory Commission ("FERC") asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. See Note 19 — Contingencies and Legal Proceedings — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment.

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

In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts have a 20-year termination notice provision that renews each year after their initial effective date, contingent upon certain circumstances, including limited rate increases going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of May 3, 2021, 142 LPCs had signed the 20-year Partnership Agreement with TVA.

In 2020, the TVA Board approved a Pandemic Relief Credit which became effective beginning October 2020. The 2.5 percent monthly base rate credit, expected to approximate $200 million in total for 2021, applies to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers.

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

    The changes in revenue components for the three and six months ended March 31, 2021, compared to the three and six months ended March 31, 2020, are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended March 31			Six Months Ended March 31
	2021	2020	Change	2021	2020	Change
Base revenue
Energy revenue	$1,195	$1,112	$83	$2,255	$2,179	$76
Demand revenue	860	794	66	1,610	1,677	(67)
Grid access charge	149	149	—	298	299	(1)
Long-term partnership credits for LPCs	(48)	(36)	(12)	(90)	(70)	(20)
Pandemic relief credit	(55)	—	(55)	(104)	—	(104)
Other charges and credits(1)	(175)	(165)	(10)	(316)	(310)	(6)
Total base revenue	1,926	1,854	72	3,653	3,775	(122)
Fuel cost recovery	605	634	(29)	1,146	1,244	(98)
Off-system sales	2	1	1	4	2	2
Revenue from sales of electricity	2,533	2,489	44	4,803	5,021	(218)
Other revenue	39	32	7	73	78	(5)
Total operating revenues	$2,572	$2,521	$51	$4,876	$5,099	$(223)
Note
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 15 — Revenue.

    Operating revenues increased $51 million for the three months ended March 31, 2021, as compared to the same period of the prior year, primarily due to a $72 million increase in base revenue partially offset by a $29 million decrease in fuel cost recovery revenue. The $72 million increase in base revenue was driven by an increase of $134 million primarily attributable to higher demand volume offset by a decrease of $62 million attributable to lower effective rates. Higher demand volume resulted primarily from the increase in heating degree days of 20 percent for the current period. Lower effective rates resulted primarily from the Pandemic Relief Credits that began in 2021, totaling $55 million for the three months ended March 31, 2021. Based on current internal models, TVA estimates that the COVID-19 pandemic has had little impact to TVA's base revenue for the three months ended March 31, 2021. It is uncertain at this time to what extent revenues may be impacted for the remainder of 2021 and beyond. The $29 million decrease in fuel cost recovery revenue was driven by a $68 million decrease attributable to lower fuel rates partially offset by a $39 million increase attributable to higher energy sales during the quarter.
Operating revenues decreased $223 million for the six months ended March 31, 2021, as compared to the same period of the prior year, primarily due to a $122 million decrease in base revenue and a $98 million decrease in fuel cost recovery revenue. The $122 million decrease in base revenue was driven by a decrease of $138 million primarily attributable to lower effective rates partially offset by an increase of $16 million attributable to higher demand volume. Lower effective rates resulted primarily from the Pandemic Relief Credits that began in 2021, totaling $104 million for the six months ended March 31, 2021. Higher demand volume resulted primarily from the increase in heating degree days of eight percent for the six months ended March 31, 2021. Based on current internal models, TVA estimates that the COVID-19 pandemic has had little impact to TVA's base revenue for the six months ended March 31, 2021. It is uncertain at this time to what extent revenues may be impacted for the remainder of 2021 and beyond. The $98 million decrease in fuel cost recovery revenue was driven by a $137 million decrease attributable to lower fuel rates partially offset by a $39 million increase attributable to higher energy sales during the six months ended March 31, 2021.
Operating Expenses. Operating expense components as a percentage of total operating expenses for the three and six months ended March 31, 2021 and 2020, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended March 31			Six Months Ended March 31
	2021	2020	Change	2021	2020	Change
Operating expenses
Fuel	$413	$429	$(16)	$782	$852	$(70)
Purchased power	225	252	(27)	431	471	(40)
Operating and maintenance	644	644	—	1,359	1,333	26
Depreciation and amortization	381	457	(76)	759	1,041	(282)
Tax equivalents	124	132	(8)	245	263	(18)
Total operating expenses	$1,787	$1,914	$(127)	$3,576	$3,960	$(384)

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

Fuel expense decreased $16 million for the three months ended March 31, 2021, as compared to the same period of the prior year. This decrease was primarily due to lower fuel cost recovery of $89 million resulting from volatility in the natural gas and purchased power markets in both the three months ended March 31, 2021 and the three months ended March 31, 2020. Partially offsetting this decrease was an increase in effective fuel rates of $48 million due to higher natural gas prices, as well as an increase in fuel volume of $25 million due to higher demand primarily met by TVA-owned generation.
Purchased power expense decreased $27 million for the three months ended March 31, 2021, as compared to the same period of the prior year. This was primarily due to lower fuel cost recovery of $45 million resulting from volatility in the natural gas and purchased power markets in both the three months ended March 31, 2021 and the three months ended March 31, 2020. Partially offsetting this decrease was an increase in the effective rate of purchased power of $16 million resulting from higher market prices.
Operating and maintenance expense was flat for the three months ended March 31, 2021, as compared to the same period of the prior year. This was primarily due to a $16 million decrease in planned outage expense driven by the timing of coal and nuclear outages as compared to the prior year. Partially offsetting this decrease was an $8 million increase in insurance expense and a $7 million increase in payroll and benefit costs due to labor escalation for cost of living increases.

Depreciation and amortization expense decreased $76 million for the three months ended March 31, 2021, as compared to the same period of the prior year.  This was primarily driven by a net decrease in depreciation expense of $64 million related to the decision in 2019 to accelerate the retirements of Bull Run and Paradise. Paradise was fully depreciated in the second quarter of 2020. Additionally, amortization expense of non-nuclear decommissioning costs recovered in rates decreased $24 million. Partially offsetting these decreases was an increase due to depreciation of additions to completed plant.
Tax equivalents expense decreased $8 million for the three months ended March 31, 2021, as compared to the same period of the prior year. The change is primarily driven by a decrease in TVA's revenue from sales of electricity in 2020, which is used as the basis for calculating tax equivalent expense. Additionally, the amount of tax equivalents collected in the fuel cost recovery decreased during 2020.
Six Months Ended March 31, 2021, Compared to Six Months Ended March 31, 2020
Fuel expense decreased $70 million for the six months ended March 31, 2021, as compared to the same period of the prior year. This decrease was primarily due to lower fuel cost recovery of $87 million resulting from volatility in the natural gas and purchased power markets in both the six months ended March 31, 2021 and the six months ended March 31, 2020, as well as lower effective fuel rates of $13 million resulting from lower coal prices, improved nuclear fleet performance, and more hydroelectric generation. Partially offsetting this decrease was an increase in fuel volume of $30 million due to higher demand primarily met by TVA-owned generation.

Purchased power expense decreased $40 million for the six months ended March 31, 2021, as compared to the same period of the prior year. This was primarily due to lower fuel cost recovery of $40 million resulting from volatility in the natural gas and purchased power markets in both the six months ended March 31, 2021 and the six months ended March 31, 2020, as well as a decrease in volume of $16 million due to higher availability of TVA-owned generation. Partially offsetting this decrease was an increase in the effective rate of purchased power of $16 million resulting from higher market prices.
Operating and maintenance expense increased $26 million for the six months ended March 31, 2021, as compared to the same period of the prior year. This was primarily due to an increase in planned outage expense of $31 million, driven by an increase in nuclear outage days, a $21 million increase in payroll and benefit costs due to labor escalation for cost of living increases, and an $8 million increase in insurance expense. Partially offsetting these increases was a decrease in forced outage expense of $18 million as a result of fewer nuclear and gas outage days and a reduction related to TVA's capital spare program of $15 million.

Depreciation and amortization expense decreased $282 million for the six months ended March 31, 2021, as compared to the same period of the prior year.  This was primarily driven by a net decrease in depreciation expense of $265 million related to the decision in 2019 to accelerate the retirements of Bull Run and Paradise. Paradise was fully depreciated in the second quarter of 2020. Additionally, amortization expense of non-nuclear decommissioning costs recovered in rates decreased $48 million. Partially offsetting these decreases was an increase due to depreciation of additions to completed plant.
Tax equivalents expense decreased $18 million for the six months ended March 31, 2021, as compared to the same period of the prior year. The change is primarily driven by a decrease in TVA's revenue from sales of electricity in 2020, which is used as the basis for calculating tax equivalent expense. Additionally, the amount of tax equivalents collected in the fuel cost recovery decreased during 2020.
The following table shows TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source
	Three Months Ended March 31
	2021		2020
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	5,842	14%	3,762	10%	2,080	55%
Nuclear	16,904	42%	16,801	44%	103	1%
Hydroelectric	4,598	11%	4,941	13%	(343)	(7)%
Natural gas and/or oil-fired	8,368	21%	8,007	21%	361	5%
Total TVA-operated generation facilities(1)	35,712	88%	33,511	88%	2,201	7%
Purchased power (non-renewable)(2)	2,776	7%	2,251	6%	525	23%
Purchased power (renewable)(3)	1,869	5%	2,349	6%	(480)	(20)%
Total purchased power	4,645	12%	4,600	12%	45	1%
Total power supply	40,357	100%	38,111	100%	2,246	6%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Purchased power (non-renewable) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 888 million kWh and 1,114 million kWh for the three months ended March 31, 2021 and 2020, respectively.
(3) Purchased power (renewable) includes purchased power from the following renewable sources: hydroelectric, solar, wind, biomass, and cogeneration.

Total Power Supply by Generating Source
	Six Months Ended March 31
	2021		2020
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	9,141	12%	8,932	12%	209	2%
Nuclear	33,252	43%	32,517	43%	735	2%
Hydroelectric	9,303	12%	8,596	11%	707	8%
Natural gas and/or oil-fired	16,757	21%	15,862	21%	895	6%
Total TVA-operated generation facilities(1)	68,453	88%	65,907	87%	2,546	4%
Purchased power (non-renewable)(2)	5,312	7%	5,205	7%	107	2%
Purchased power (renewable)(3)	3,849	5%	4,299	6%	(450)	(10)%
Total purchased power	9,161	12%	9,504	13%	(343)	(4)%
Total power supply	77,614	100%	75,411	100%	2,203	3%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Purchased power (non-renewable) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,959 million kWh and 1,919 million kWh for the six months ended March 31, 2021 and 2020, respectively.
(3) Purchased power (renewable) includes purchased power from the following renewable sources: hydroelectric, solar, wind, biomass, and cogeneration.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. TVA estimates energy needs could be reduced by 2,500 million kWh in 2021 due to TVA's energy efficiency programs.

Interest Expense.  Interest expense and interest rates for the three and six months ended March 31, 2021 and 2020, were as follows:

Interest Expense and Rates
	Three Months Ended March 31			Six Months Ended March 31
	2021	2020	Percent Change	2021	2020	Percent Change
Interest expense(1)	$276	$289	(4.5)%	$557	$576	(3.3)%

Average blended debt balance(2)	20,939	21,846	(4.2)%	21,113	22,038	(4.2)%

Average blended interest rate(3)	5.12%	5.11%	0.2%	5.15%	5.08%	1.4%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of VIE, and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

    Total interest expense decreased $13 million and $19 million for the three and six months ended March 31, 2021, as compared to the same period of the prior year.  These decreases were primarily driven by lower average debt balances.

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

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Power bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at March 31, 2021, were $19.8 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 8 — Variable Interest Entities), could provide supplementary funding if needed. Currently, TVA expects to have adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade. See Lease Financings below, Note 8 — Variable Interest Entities, and Note 11 — Debt and Other Obligations for additional information.

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

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At March 31, 2021, the average maturity of long-term power bonds was 16.04 years, and the average interest rate was 4.61 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at March 31, 2021. See Lease Financings below, Note 8 — Variable Interest Entities, and Note 11 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowing Table
	At March 31, 2021	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021	At March 31, 2020	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount Notes	$1,241	$832	$485	$1,875	$810	$789
Maximum Month-End Gross Amount Outstanding (During Period)
Discount Notes	N/A	$1,316	$1,316	N/A	$1,875	$1,875
Weighted Average Interest Rate
Discount Notes	0.02%	0.04%	0.04%	0.40%	1.15%	1.42%

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

Summary Cash Flows

    A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash were $519 million at March 31, 2021, compared to $858 million at March 31, 2020. A summary of cash flow components for the six months ended March 31, 2021 and 2020, follows:

    Cash provided by (used in):
    Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

    Net cash flows provided by operating activities decreased $300 million for the six months ended March 31, 2021, as compared to the same period of the prior year. The decrease is primarily due to lower revenue collections from lower demand volume, lower effective rates as a result of the Pandemic Relief Credit, and lower fuel cost recovery revenue. These were partially offset by decreases in fuel and purchased power payments as a result of lower effective fuel rates and more availability of lower cost TVA-owned generation

    Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services.

Net cash flows used in investing activities increased $82 million for the six months ended March 31, 2021, as compared to the same period of the prior year driven by an increase in capacity expansion projects primarily related to two combustion turbine gas facilities at TVA’s Paradise and Colbert sites. This increase was partially offset by a decrease in expenditures for the Pickwick South Embankment remediation project nearing completion.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

    Net cash used in financing activities increased $156 million for the six months ended March 31, 2021, as compared to the same period of the prior year, primarily due to TVA holding lower Cash and cash equivalents at March 31, 2021 as compared to March 31, 2020. As a result of higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its target Cash and cash equivalents balance during the six months ended March 31, 2020, which resulted in a lower net use of cash in financing activities for that period.

Impact of COVID-19 to Liquidity

Based on current internal models, TVA estimates that the COVID-19 pandemic has had little impact to TVA's base revenue for the six months ended March 31, 2021. It is uncertain at this time to what extent revenues may be impacted for the remainder of 2021 and beyond. See Results of Operations — Financial Results — Operating Revenues and Key Initiatives and Challenges — Coronavirus Pandemic for an expanded discussion of the impact to TVA.

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

    Contractual Obligations
    TVA has certain obligations and commitments to make future payments under contracts. During the six months ended March 31, 2021, there were no material changes in TVA's contractual obligations outside of the ordinary course of business. TVA's contractual obligations are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 21 — Benefit Plans of the Notes to Consolidated Financial Statements in the Annual Report.

Key Initiatives and Challenges

COVID-19 Pandemic

     In December 2019, a novel strain of coronavirus was reported. As this strain continued to spread across the globe, the World Health Organization declared the outbreak of the 2019 novel coronavirus a pandemic on March 11, 2020. In 2020, TVA performed risk analyses across the company to determine potential impacts, and TVA has continued to monitor risk and potential impacts throughout the situation. TVA implemented a company-wide pandemic plan to address specific aspects of the COVID-19 pandemic, and the pandemic plan continually evolves based on medical guidance and federal, regional, and local requirements and guidelines.

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

Based on current internal models, TVA estimates that the COVID-19 pandemic has had little impact to TVA's base revenue for the six months ended March 31, 2021. It is uncertain at this time to what extent revenues may be impacted for the remainder of 2021 and beyond. The ultimate impact of the COVID-19 pandemic on TVA's financial condition depends on factors beyond TVA's knowledge or control, including the duration and severity, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region's economy. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Revenues.

TVA also continues to assess potential supplier performance risks, including procurement of fuel, parts, and services. If suppliers are unable to perform under TVA's existing contracts or if TVA is unable to obtain similar services from other vendors, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. TVA has experienced minimal impacts due to force majeure events, with the exception of a manufacturing delay for a major turbine component. A mitigation strategy was developed by TVA and the vendor which reduced impacts to TVA's outage schedule. TVA will continue to monitor the supply base and remain in contact with suppliers to identify potential risks.

Customer Pandemic Initiatives. The COVID-19 pandemic has created economic uncertainty for TVA's customers and the communities they serve. To support and strengthen the public power response to the COVID-19 pandemic, TVA announced the following initiatives:

Regulatory Flexibility. TVA continues to provide regulatory flexibility for LPCs to halt disconnection of services and respond to the local needs of their customers and communities.

Program Flexibility. In 2020, TVA established flexibility provisions for certain economic development programs for participating customers impacted by the COVID-19 pandemic. These provisions were made available through the December 2020 application period, which could provide flexibility to customers through 2021. TVA also offered deferral options for EnergyRight® program loan payments, through October 31, 2020, for customers experiencing financial hardship. As of March 31, 2021, all EnergyRight® loans approved for the deferral period had resumed payments. See Note 6 — Other Long-Term Assets, Note 9 — Other Long-Term Liabilities, and Note 15 — Revenue.

Financial Support. In 2020, the TVA Board approved the Public Power Support and Stabilization Program. Through this program, TVA offered up to $1.0 billion of credit support to LPCs that demonstrated the need for temporary financial relief, through the deferral of a portion of LPCs' wholesale power payments owed to TVA.  The program ended December 31, 2020, with a total of $1 million of credit support approved under the program. As of March 31, 2021, the $1 million had been fully repaid.

Back-to-Business Credit Program. TVA created the Back-to-Business Credit Program to enable TVA and LPCs to provide relief to certain large customers affected by the COVID-19 pandemic by providing certain credits when returning to operations. As of March 31, 2021, TVA had provided approximately $12 million in Back-to-Business credits under this program since its inception, with approximately $2 million provided for the six months ended March 31, 2021. This program is available through 2021.

Community Care Fund. TVA also continues to partner with LPCs through the Community Care Fund by making available over $4 million in TVA matching funds to support local initiatives that address hardships created by the COVID-19 pandemic. As of March 31, 2021, nearly $4 million in matching funds had been provided by TVA, with over $1 million provided for the six months ended March 31, 2021.

Pandemic Relief Credit. In August 2020, the TVA Board approved a Pandemic Relief Credit which became effective beginning October 2020. The 2.5 percent monthly base rate credit, expected to approximate $200 million in total for 2021, applies to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. As of March 31, 2021, TVA had provided approximately $104 million in Pandemic Relief Credits.

    These actions show TVA's commitment to support the financial integrity of LPCs along with communities and customers across the Tennessee Valley during these challenging economic conditions caused by the COVID-19 pandemic. The COVID-19 pandemic is an evolving situation that may lead to extended disruption of economic activity and an adverse impact on TVA's results of operations. TVA continues to closely monitoring developments and will adjust its response as necessary to ensure reliable service while protecting the safety and health of its workforce.

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
    Fiber Optic Network. In 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as they enter the market. As of March 31, 2021, TVA had spent $138 million on installation of the fiber optic lines and expects to spend an additional $162 million.

Electric Vehicles. TVA is partnering with LPCs and others to support the electrification of transportation in the Valley in a multi-year Electric Vehicle ("EV") initiative. The initiative focuses on reducing or eliminating EV market barriers by setting EV policies, improving charging infrastructure availability, and exploring EV programs. The TVA Board recently approved new policies and an optional wholesale EV rate aimed at encouraging the development of charging infrastructure in the Valley. The updated policies enable LPC investment in public charging infrastructure and allow for the conditional resale of electricity, for transportation purposes only, by any charging developer on a kWh basis. The optional wholesale rate was developed with high power EV charging in mind and provides a stable option for those developing charging infrastructure.

TVA is also working with state agencies, LPCs, and third-party charging developers to create a network of public fast charging stations along major travel routes in its seven-state region. In February 2021, TVA began a partnership with the State of Tennessee to develop a statewide electric vehicle fast charging network with plans for fast charging stations every 50 miles along Tennessee's interstates and major highways. In March 2021, TVA and five other major utilities formed the Electric Highway Coalition to develop a network of fast charging stations along all major highway routes within their service territories.

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

    Renewable Power Purchase Agreements.  In order to meet customer preferences and requirements for cleaner energy, TVA has entered into certain power purchase agreements ("PPAs") with renewable resource providers. In 2019, as a result of TVA's 2017 request for proposals for renewable energy, TVA signed four solar PPAs for 674 megawatts ("MW") of solar generation at sites in Tennessee and Alabama.  Of these four solar projects, one is expected to come online in 2021, one in 2022, and one in 2023. The fourth project is not moving forward, and the PPA for that project has been terminated decreasing the 674 MW to 524 MW. During 2020, as a result of TVA's 2019 request for proposals for renewable energy, TVA signed six PPAs for a total of 661 MW of solar generation with 50 MW of battery storage expected to come online in 2023. Due to transmission issues for one of the projects, the 661 MW will be decreased to 651 MW. TVA issued another request for proposal during the second quarter of 2020 for up to 200 MW of new renewable energy. During 2021, as a result of the 2020 request for proposal and increased customer demand, TVA signed seven additional PPAs for a total of 964 MW of solar generation with 130 MW of battery storage expected to come online in 2023. TVA anticipates making any remaining selections in the third quarter of 2021.

TVA will procure the renewable energy and sell the resulting Renewable Energy Certificates ("RECs") to specific customers, allowing TVA to increase its renewable energy portfolio without additional costs to other Tennessee Valley customers.  These agreements help to align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy.

    Renewable Power Solutions. TVA encourages renewable power through various current offerings. Offerings include the Green Switch Program that allows customers to support wind, solar, and biomass renewable resources through purchasing renewable energy generated in the Tennessee Valley, sold in 200 kWh blocks. The Green Flex Program gives commercial and industrial customers the ability to meet sustainability goals and to make renewable energy claims through RECs from wind generation located outside TVA's service area. TVA also offers a utility-scale program and a mid-scale flexibility option that better equip TVA and LPCs with the flexibility to meet changing end-use customer needs. The utility-scale program, Green Invest, matches customer demand with renewable supply through a Green Invest Agreement. The goal of the Green Invest program is to meet the long-term sustainability needs of customers at scale. TVA will procure the needed renewable supply through a diversified approach, which could include a competitive procurement process, strategic partnerships, or TVA constructing its own renewable facilities to meet these needs. The mid-scale option, also known as the Flexibility Research Project, was a joint project with LPCs to enable solutions for situations where the end-use consumer needs onsite renewable or distributed generation. The Flexibility Research Project ceased accepting new applications in January 2021. Generation Flexibility, a solution available to long-term LPC partners, supports the deployment of up to 2,000 MW of distributed solar to provide clean, local generation. See Ratemaking below. In addition, TVA launched the Green Connect Program in January 2021 to connect residential customers interested in on-site solar installations with qualified solar installers.

Automated Energy Exchange Platform

TVA and other utilities across the southeastern United States are exploring the creation of an automated energy exchange platform across the region, to facilitate more short-term power exchanges. The energy exchange would be an enhancement to the existing bilateral market. The creation of this energy exchange platform requires approval of the Federal Energy Regulatory Commission, which regulates the transmission and wholesale sale of electricity in interstate commerce. The utilities under full FERC jurisdiction filed for approval of the energy exchange on February 12, 2021, and although not subject to FERC’s jurisdiction with respect to the energy exchange, TVA has intervened in support of the FERC proceeding and has joined with the other utilities in answering comments offered by interested parties. TVA’s participation would be subject to TVA Board approval and the completion of appropriate environmental reviews. These discussions demonstrate TVA's commitment to seeking new ways to continue to deliver low-cost power to the Tennessee Valley.

Sustainability Reports

    TVA completed its first Corporate Sustainability Report in 2020, which highlights the energy, environmental, economic and societal impacts of TVA’s everyday activities. Sustainability has been a critical part of TVA’s mission since the TVA Act was signed in 1933. In 2021, TVA anticipates continuing to highlight its sustainability efforts with issuances of its next Corporate Sustainability Report and Edison Electric Institute Environmental Social Governance and Sustainability Report, among others. TVA also anticipates issuing a supplemental Carbon Report in 2021.

Strategic Financial Plan

    In 2019, the TVA Board approved an annual budget that reflects the first year of a new Strategic Financial Plan. The Strategic Financial Plan, which extends from 2020 through 2030, is flexible in aligning customer preferences and TVA's mission while at the same time establishing a long-term forecast of financial results. Key focus areas of the Strategic Financial Plan include maintaining rates as low as feasible; establishing better alignment between the length of LPC contracts and TVA's long-term commitments; stabilizing debt, assuming 100 percent long-term partner participation; maintaining a target cash balance of $300 million; and pursuing operational efficiencies. As TVA executes the plan, key assumptions and performance may change estimated debt and cash balances. For example, TVA is continuing to evaluate its long-term asset needs. In addition, due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its target balance of Cash and cash equivalents in 2020. TVA may continue to hold higher balances in future periods due to potential market volatility.

In 2021, TVA retained Lazard Frères & Co. LLC ("Lazard"), an international financial advisory and asset management firm, to evaluate TVA’s financial performance from 2014 through 2020 against TVA’s 2014 long range financial plan ("2014 Plan"). Further, Lazard also reassessed whether the public power model and TVA’s existing business structure are reasonable approaches to support TVA’s mission, consistent with the scope of analysis and findings from Lazard’s 2014 Strategic Assessment Report ("2014 Lazard Report"). In the 2021 report, Lazard concluded that TVA’s financial performance from 2014 through 2020 has been strong when measured against the financial performance objectives as set forth in TVA’s 2014 Plan and the performance of other large utility companies. Lazard also concluded that TVA’s performance in recent years and current positioning suggest that the public power model is a reasonable approach to support TVA’s mission. In addition, the 2021 report reaffirmed that Lazard’s previous conclusions from the 2014 Lazard Report with respect to the benefits and considerations of the public power model compared against alternative business models are still valid today.

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

    Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. The revised hydrology models were reviewed and approved by the NRC for Watts Bar Units 1 and 2. However, TVA identified an error in the modeling that will require the models for Watts Bar Units 1 and 2 to be resubmitted. TVA plans to resubmit models for Watts Bar Units 1 and 2 by the end of the fourth quarter of 2021.  In addition, TVA submitted models for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2 in 2020.  TVA will subsequently address conditions at Browns Ferry as needed.  As of March 31, 2021, TVA had spent $154 million on the modifications and improvements related to extreme flooding preparedness. TVA is deferring the decision on the need for additional modifications until after the modeling work is complete.
    Mitigation of Beyond-Design-Basis Events.  NRC rulemaking has been developed to codify the requirements promulgated by orders related to beyond-design-basis events. The NRC Commissioners approved the final rule in 2019.  TVA plans to implement the requirements for Sequoyah and Watts Bar by 2022 and for Browns Ferry by 2023.  A gap review of the revised rule has been performed, and no new gaps to compliance were identified.
    Work Environment at Nuclear Plants. In 2016, the NRC issued a Chilling Effect Letter ("CEL") to TVA regarding work environment concerns identified at Watts Bar. In the mid-cycle assessment letter issued in 2018, the NRC issued a Cross Cutting Issue in safety conscious work environment ("CCI") and outlined the closure criteria for both the CEL and CCI.  In October 2019, TVA informed the NRC of its CEL and CCI closure criteria readiness, and the NRC completed its inspection, resulting in no additional findings with progress noted as documented in its December 2019 inspection report.  In March 2020, the NRC issued its Annual Assessment Letter for Watts Bar noting TVA's progress in addressing the CEL and CCI while stating that the NRC continues to monitor TVA's activities as they deliberate on the appropriate time to close the CEL and CCI. In February 2021, the NRC issued a letter to TVA closing the CEL. In the March 2021 Annual Assessment Letter for Watts Bar, the NRC also closed the CCI.

    Apparent Violations of NRC Regulations. On March 2, 2020, the NRC issued a letter to TVA identifying four apparent violations of NRC regulations that prohibit licensees from retaliating against employees for their having raised protected nuclear safety concerns. In June 2020, TVA participated in a pre-decisional enforcement conference before the NRC, and in August 2020, the NRC issued violations to TVA and a notice of proposed imposition of civil penalties in an amount less than $1 million. TVA submitted a written response to the NRC that denies the violations and opposes the imposition of civil penalties. In October 2020, the NRC issued an order imposing civil penalties in an amount less than $1 million. In November 2020, TVA requested an evidentiary hearing before the NRC’s Atomic Safety and Licensing Board. The evidentiary hearing is scheduled for October 2021.

On March 9, 2020, the NRC issued a letter to TVA identifying twelve apparent violations of NRC regulations: six relating to operational activities and six relating to NRC regulations governing the completeness and accuracy of information. TVA participated in a pre-decisional enforcement conference before the NRC in July 2020, and on November 6, 2020, the NRC
issued five violations to TVA and a notice of proposed imposition of civil penalties in an amount less than $1 million. TVA submitted a written response to the NRC violations in December 2020, accepting the violations in part and denying them in part, and requesting a reduction of the civil penalties consistent with the denial. The NRC is expected to issue its order imposing civil penalties at any time.

    Tritium-Producing Burnable Absorber Rods. TVA was a cooperating agency in the 2016 Department of Energy ("DOE") Final Supplemental Environmental Impact Statement for the Production of Tritium in a Commercial Light Water Reactor. In 2017, due to an anticipated need for more tritium-producing burnable absorber rods ("TPBARs"), the DOE announced its preferred alternative for irradiation services, which included use of an additional reactor. As a result of TVA's assessment of and concurrence with the DOE's alternative, TVA submitted a license amendment request to the NRC to authorize the irradiation of TPBARs in Watts Bar Unit 2. The NRC approved the request in 2019, and TVA began tritium production in Watts Bar Unit 2 in November 2020. The DOE's decision also allows for irradiation of TPBARs at Sequoyah in the future; however, TVA does not have plans to employ Sequoyah units for tritium production in the near term.

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

Watts Bar Unit 2. During the refueling outage in the first quarter of 2021, TVA identified degraded steam generator conditions on Watts Bar Unit 2. Based on a continued operation assessment, TVA submitted a License Amendment Request that supports unit operation until approximately August 2021, which was approved by the NRC in February 2021. A project team is in place to ensure operational assessments, analysis work, and regulatory interface occur to allow for a safe and efficient mid-cycle steam generator inspection. Watts Bar Unit 2 will remain at 90 percent of rated output until assessments are completed, defining the conditions required to operate the unit until the mid-cycle outage in the September 2021 timeframe. The mid-cycle outage will focus on an inspection protocol with multiple contingency repair strategies such that safe and reliable operation can be assured until the permanent steam generator replacement occurs, which is projected for March 2022.

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

    Optimum Energy Portfolio. TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. During 2019, the TVA Board approved the Integrated Resource Plan, which recommended an action to evaluate the engineering end-of-life of aging fossil units. These assessments consider material condition, plant performance, system flexibility needs, environmental impacts, grid support, and other factors. TVA is also considering plans for additional generating facilities to replace retiring or expiring capacity and to support a low cost, reliable, flexible, and increasingly clean power system. In addition, TVA will prepare environmental reviews pursuant to the National Environmental Policy Act ("NEPA") prior to retiring or building a plant.

Natural Gas-Fired Units. During 2019, the TVA Board approved an expansion of approximately 1,500 MW of peaking gas replacement capacity at two combustion turbine gas facilities, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. In 2020, detailed design and engineering work began at TVA’s Paradise and Colbert sites to further scope out the projects and supply information needed for the NEPA review. Each project is expected to increase combustion turbine generation capacity by 750 MW at a cost not to exceed approximately $503 million per project. As of March 31, 2021, TVA had spent approximately $185 million on these expansions for the design and engineering work and for long lead time equipment that could be used at any site. TVA expects to spend an additional $821 million on these expansions and for both projects to enter commercial operations by the end of CY 2023.

During 2019, the TVA Board approved approximately 500 MW for an aeroderivative combustion turbine project, at a cost not to exceed $499 million, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. In 2020, detailed design and engineering work began at TVA’s Johnsonville site to further scope out the project and supply information needed for the NEPA review. As of March 31, 2021, TVA had spent approximately $1 million on the design and engineering work and expects to spend an additional $498 million. The project is expected to enter commercial operations by the end of CY 2024.

    Coal Combustion Residuals Facilities. TVA has committed to a programmatic approach for the elimination of wet storage of coal combustion residuals ("CCR") within the TVA service area. Under this program ("CCR Conversion Program"), TVA is converting all operational coal-fired plants to dry CCR storage and closing all wet storage facilities.

    Dry generation and dewatering projects. Conversion of coal plant CCR wet processes to dry generation or dewatering is complete at Bull Run, Shawnee Fossil Plant ("Shawnee"), and Kingston Fossil Plant ("Kingston"). Construction at Gallatin Fossil Plant ("Gallatin") was completed during 2020. Construction of dewatering and dry generation facilities at Cumberland Fossil Plant ("Cumberland") was completed in the second quarter of 2021.

    Landfills. TVA has made strategic decisions to build and maintain lined and permitted dry storage facilities on TVA-owned property at some TVA locations, allowing these facilities to operate beyond existing dry storage capacity. Lined and permitted landfills are completed and operational at Bull Run, Kingston, Gallatin, and Shawnee; construction of a lined and permitted landfill at Cumberland is expected to start in 2022; and TVA is designing and permitting a lateral expansion of the existing landfill at Gallatin. TVA has withdrawn its permit applications for a new lined landfill at Bull Run and has stopped construction of a permitted lined landfill expansion at Kingston until TVA can determine its need for these landfills with certainty. Construction of additional lined and dry storage facilities may occur to support future business requirements.

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

    Groundwater monitoring. Compliance with the Environmental Protection Agency's ("EPA's") CCR rule ("CCR Rule") required implementation of a groundwater monitoring program, additional engineering, and ongoing analysis. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation and/or remediation. These costs cannot reasonably be predicted until a final remedy is selected, if necessary.

    The final Part A revision to the CCR rule became effective September 28, 2020. Among other things, the final Part A rule requires unlined CCR surface impoundments to stop receiving CCR and non-CCR wastestreams and to initiate closure or retrofit by no later than April 11, 2021. TVA ceased sending CCR and non-CCR wastestreams to unlined CCR surface impoundments by the specified deadline.

    In compliance with the CCR Rule, TVA published the results of 2020 groundwater testing at its CCR facilities during the second quarter of 2021. The results included values above groundwater protection standards for some constituents at certain CCR units. TVA previously identified several CCR units with constituents at statistically significant levels above site-specific groundwater protection standards. TVA has completed an assessment of corrective measures (“ACM”), which analyzes the effectiveness of potential corrective actions, and has published ACM reports to its CCR website. Based on the results of the ACM, TVA is required to select a remedy as soon as feasible. TVA continues to investigate and evaluate remedies and will continue posting semi-annual progress reports on the status of remedy selection until the final remedy is selected.

    As of March 31, 2021, TVA had spent approximately $2.2 billion on its CCR Conversion Program. TVA expects to spend an additional $860 million on the CCR Conversion Program through 2025. These estimates may change depending on the final closure method selected for each facility. Once the CCR Conversion Program is completed, TVA will continue to undertake certain CCR projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

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

    River Management. Rainfall and runoff in the Tennessee Valley through the second quarter of 2021 were 119 percent and 121 percent of normal, respectively. Above normal rainfall and runoff have continued to help TVA meet its river system commitments, including managing minimum river flows and minimum depths for navigation, generating low-cost hydroelectric power, maintaining flows that support habitat for fish and other aquatic species, maintaining water supply, and providing recreational opportunities for the Tennessee Valley.  In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy.  Significant rainfall during the second half of March helped boost second quarter rainfall above normal. March rainfall totaled 9.85 inches across the Tennessee Valley. Rainfall and runoff in the Tennessee Valley during the second quarter of 2021 were 130 percent and 115 percent of normal, respectively.

Aquatic Vegetation. In July 2020, the unprecedented growth and breakaway of aquatic vegetation in Wheeler Lake challenged the Browns Ferry intake structures and impacted the source of cooling water for the plant. Two units were removed from operation and power was reduced on the third unit to accommodate the decreased capability of the cooling systems. Nuclear safety was not challenged during the event. Interim and permanent mitigation solutions have been identified to eliminate marine biofouling of the plant intake system. A permanent design solution is expected to be implemented by the end of CY 2025.

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

TVA is in the process of evaluating new nuclear technology options and potential deployment scenarios.  TVA is exploring advanced reactor designs that would lead to economically viable, clean generating options that can compete with other generation alternatives in the 2030s and beyond. In addition, TVA has partnerships in place through memorandums of understanding that allow for collaboration with Oak Ridge National Laboratory, the University of Tennessee, and other organizations. In the second quarter of 2021, TVA initiated a Programmatic Environmental Impact Statement to address the potential environmental effects associated with the construction, operation, and decommissioning of an advanced nuclear reactor technology park at the Clinch River Site. TVA plans to evaluate a variety of alternatives. Any decision to construct an SMR would require approval by the TVA Board and authorization from the NRC. As of March 31, 2021, TVA had spent $86 million on work regarding SMRs, including work to complete the ESPA for the Clinch River Site, of which the DOE had reimbursed TVA $29 million.  Additional expenditures will be determined based on future project development.

    System Operations Center. A new system operations center has been approved for $255 million. The new secured facility is being built to accommodate a new energy management system and to adapt to new regulatory requirements.  The facility is expected to be constructed by the second quarter of 2023 and fully operational by 2024. As of March 31, 2021, TVA had spent approximately $62 million on the project and expects to spend an additional $193 million.

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

    Boone Dam Remediation. In 2015, a sinkhole was discovered near the base of the earthen embankment at Boone Dam, and a small amount of water and sediment was found seeping from the river bank below the dam. TVA identified underground pathways contributing to the seepage and prepared a plan to repair the dam, which consists of the construction of a composite seepage barrier wall in the dam's earthen embankment. TVA has completed grouting, construction of an upstream and downstream buttress, and installation of the concrete cut-off wall. Currently, the reservoir is being raised for fluctuation testing of the repair.  TVA plans to construct a floodwall to return the embankment to its original height during 2021.

    As of March 31, 2021, TVA had spent $290 million related to this project and expects to spend an additional $145 million through 2023. TVA expects the reservoir to return to normal operations in 2022 and is continuing to work with the community to help mitigate local impacts of the extended drawdown.

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

    TVA is nearing completion on constructing berms on the upstream and downstream slopes to upgrade the south embankment. TVA is also currently working on projects with the local water utility to relocate an affected water intake system, which will allow for completion of the remaining berms. This work is estimated to be complete in 2022. As of March 31, 2021, TVA had spent $118 million related to this project and expects to spend an additional $14 million through 2022.

Real Property Portfolio

TVA continues to study its real property portfolio as part of the Strategic Real Estate Plan, which is aimed at reducing cost, right-sizing the portfolio and aligning real estate holdings with TVA's strategic direction. In addition, as TVA continues to implement mandatory telework for those who do not have to be physically present during the COVID-19 pandemic, it is also assessing and reviewing the pandemic's long-term impacts to real estate.

Regional Consolidations. TVA completed consolidation of its Knoxville area employees into the West Tower of the Knoxville Office Complex and Greenway Drive Transmission Service Center in 2020. Consolidation of the centralized field offices in Norris, Tennessee and additional consolidations from the Greenway Area Office are expected to be completed in late 2021 or early 2022.

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

    In October 2020, the EPA issued final revised ELGs for bottom ash transport water and FGD wastewater. The primary impact of these regulations for TVA is on the operation of existing coal-fired generation facilities. The revised ELGs could impact long-term investment decisions being made relative to the long-term compliance and operability of these plants. The revisions may require TVA to install additional wastewater treatment systems for FGD wastewater and bottom ash transport water, and TVA could incur substantial costs to comply with the new rule. In addition, the revised ELGs could cause TVA to reduce utilization of its coal-fired generation facilities or even close such facilities. The revision also includes a subcategory for which Cumberland would qualify that provides TVA greater flexibility in meeting the ELGs. The revision includes two additional subcategories for low utilization units and units that cease coal combustion by the end of 2028. TVA will evaluate the applicability of those subcategories to its plants as appropriate. Petitions for judicial review of the October 2020 ELG rule were filed in the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") and the U.S. Court of Appeals for the Fourth Circuit (the "Fourth Circuit") and have been consolidated in the Fourth Circuit in the case Appalachian Voices, et al. v. EPA.

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

    TVA's Remedial Investigation/Interim Response Action Groundwater Monitoring Plan is reviewed and modified annually. The 2021 Remedial Investigation/Interim Response Action Groundwater Monitoring Plan was submitted to TDEC on April 1, 2021. TVA continues to sample the monitoring wells at the site as described by the plan quarterly. TVA prepares a memorandum after each quarterly event and prepares an annual report to evaluate the sampling results. The 2020 Remedial Investigation/Interim Response Action Groundwater Monitoring Report was submitted to TDEC on March 31, 2021.
TVA has evaluated closure options for the Allen East Ash Disposal Area, as well as the nearby West Ash Impoundment, through an EIS pursuant to NEPA. In March 2019, TVA released its public scoping report, which eliminated closure-in-place as an alternative. TVA published the final EIS on March 13, 2020 and its Record of Decision on April 14, 2020, which documents the final decision regarding the closure method for the CCR units at the Allen Fossil Plant. TVA has decided to remove CCR from the above identified areas and transport the CCR to an existing permitted offsite landfill.

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

Buy American Executive Order. On January 25, 2021, President Biden issued EO 14005, "Ensuring the Future Is Made in All of America by All of America’s Workers." EO 14005 imposes new reporting and procedural requirements, as well as additional executive oversight, for federal agency purchases of foreign goods and services. It also directs the Federal Acquisition Regulatory Council to consider proposing regulatory amendments (for notice, comment, and potential promulgation) that could further restrict federal agencies’ ability to buy foreign goods and services in some circumstances. TVA is evaluating and preparing for any anticipated impacts and continuing to monitor any guidance regarding the new requirements.

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

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts have a 20-year termination notice provision that renews each year after their initial effective date, contingent upon certain circumstances, including limited rate increases going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In June 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate up to approximately five percent of average total hourly energy sales over the prior five years in order to meet their individual customers' needs. As of May 3, 2021, 142 LPCs had signed the 20-year Partnership Agreement with TVA, and 71 LPCs had signed a Flexibility Agreement.

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

In December 2020, TVA was notified of the SolarWinds breach by multiple sources including CISA. TVA cybersecurity personnel immediately responded to determine any impact and took measures intended to protect TVA from potential risks from the compromised software. TVA continues to receive and evaluate new information regarding the event and take the necessary actions to protect the computing environment. This event did not have a significant or material impact on business or operations.

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

    Transmission Assets. In addition to physical and cybersecurity attacks, TVA's transmission assets are vulnerable to various types of electrically charged energy disruptions such as those from geomagnetic disturbances ("GMDs") and electromagnetic pulses ("EMPs"). In September 2016, FERC approved a new standard to address GMD events, and in March 2020, FERC approved a revision to the standard. TVA has met the requirements of the original standard and subsequent revisions, and has evaluated the effects of solar storms ranging from NERC's reference case to possible extreme levels. TVA continues as an active participant with NERC in this field. The most serious threats from EMP are those caused by high-altitude nuclear explosions. Like others in the industry, TVA is coordinating with federal and state authorities, NERC, Electric Power Research Institute, and other grid owners and operators to address this concern.

    Bulk-Power System Assets. On May 1, 2020, the Trump administration issued EO 13920, "Securing the United States Bulk-Power System."  Among other things, the EO prohibits the acquisition or installation of any bulk-power system electric equipment where the transaction (1) involves any property in which any foreign country or a national thereof has any interest and (2) poses an undue risk to the bulk-power system in, or national security of, the United States. On December 17, 2020, DOE issued a Prohibition Order Securing Critical Defense Facilities, which was suspended and then revoked. On January 20, 2021, the Biden administration suspended EO 13920 for 90 days, which ended on April 20, 2021. EO 13990, "Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis," directs DOE and OMB to consider whether to recommend the issuance of a replacement EO to EO 13920. DOE issued a Request for Information on April 22, 2021, to help inform any recommendation that it may make for a replacement EO. At this time, it is uncertain to what extent EO 13920 or a future EO that may potentially address risks associated with the bulk-power system may impact TVA's operations.

Environmental Matters

    TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other matters. Emissions from all TVA-owned and operated units (including small combustion turbine units of less than 25 MW) have been reduced from historic peaks. Emissions of nitrogen oxide ("NOx") have been reduced by 97 percent below peak 1995 levels and emissions of sulfur dioxide ("SO2") have been reduced by 99 percent below 1977 levels through CY 2020. For CY 2020, TVA's emission of carbon dioxide ("CO2") from its sources was 38 million tons, a 64 percent reduction from 2005 levels. This amount includes 49 tons from units rated at less than 25 MW. For CY 2020, TVA’s emissions of CO2 with the addition of purchased power, including REC retirements, were 42.5 million tons, a 63 percent reduction from 2005 levels. To remain consistent and to align with the EPA's reporting requirements, TVA intends to continue reporting CO2 emissions on a calendar year basis.

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

Cross-State Air Pollution Rule. The EPA issued the Cross-State Air Pollution Rule ("CSAPR") in July 2011 requiring several states in the eastern U.S. to improve air quality by reducing power plant emissions that contribute to pollution in other states.  In 2016, the EPA issued an update to CSAPR to address cross-state air pollution (the "CSAPR Update Rule"). The EPA subsequently issued an additional rule to resolve any remaining cross-state air pollutant issues ("CSAPR Close-Out Rule"). The D.C. Circuit remanded a portion of the CSAPR Update Rule back to the EPA to address its failure to require upwind states to eliminate substantial contributions to downwind non-attainment areas by the statutory deadline. The D.C. Circuit also vacated the CSAPR Close-Out Rule. On March 15, 2021, the EPA Administrator signed the final revisions to the CSAPR Update Rule. The revisions address the defects identified by the D.C. Circuit and will take effect 60 days after publication in the Federal Register. In this final action, the EPA reduced ozone-season NOx allowances for a group of 12 states, including Kentucky, and will require sources in those states to surrender most of their banked allowances. TVA’s Shawnee facility will be affected by these revisions, and TVA is in the process of analyzing the impacts.

    Mercury and Air Toxics Standards for Electric Utility Units. In April 16, 2020, the EPA issued a final rule which revokes the agency's earlier finding that regulation of hazardous air pollutants ("HAP") emitted from steam electric utilities is appropriate and necessary. The rule does not remove electric generating units from the source categories listed under Section 112 of the CAA nor does it rescind the Mercury and Air Toxics Standards ("MATS") requirements. Additionally, the EPA determined that further restrictions on HAP emissions are not warranted based on a residual risk and technology review ("RTR") for this source category. TVA does not anticipate that the final rule will change TVA's MATS compliance requirements or strategy. Certain states and environmental groups filed petitions in the D.C. Circuit challenging the "appropriate and necessary" finding and the RTR finding. On February 16, 2021, the EPA filed a motion requesting the D.C. Circuit to hold the cases in abeyance pending the agency's review of the final rule under EO 13990, which, among other things, requires the EPA to reconsider the final rule by August 2021. TVA cannot predict the outcome of these judicial petitions at this time.

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

    Regional Haze Program. The EPA issued the Clean Air Visibility Rule, which required certain older sources to install best available retrofit technology. No additional controls or lower operating limits are required for any TVA units to meet best available retrofit technology requirements. In 2017, the EPA published the final rule that changed some of the requirements for Regional Haze State Implementation Plans ("SIPs"). Specific impacts cannot be determined until future Regional Haze SIPs are developed for the next decennial review under the visibility haze provisions of the CAA. States must submit their Regional Haze SIPs to the EPA by July 31, 2021. In response to requests from state air pollution control agencies in Tennessee and Kentucky, TVA submitted regional haze analyses for Cumberland and Shawnee. The reports evaluate SO2 emission reduction options for these facilities and will be used by these state agencies in preparing their Regional Haze SIPs.

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

    Affordable Clean Energy Rule. In 2019, the EPA finalized the final Affordable Clean Energy ("ACE") rule and repealed the EPA's previous regulation addressing greenhouse gas ("GHG") emissions from existing fossil fuel-fired units. The ACE rule established guidelines for GHG emissions from existing coal-fired units based on efficiency improvements that can be achieved at those units at reasonable cost. Several industry, environmental, and state and local petitioners filed for judicial review of the ACE rule. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule, holding, among other things, that the ACE rule rests on the erroneous legal premise that the text of the CAA expressly foreclosed consideration of emission reduction measures other than those that apply to the individual source. The court's order specifies that the mandate will not issue with regard to the portion of the ACE rule that repeals the Clean Power Plan until after the EPA develops a replacement for the ACE rule. TVA is unable to predict the future course of this litigation on appeal, nor the direction that the EPA may take in the future to regulate GHG emissions from fossil fuel-fired units.

    New Source Performance Standards. In 2018, the EPA proposed revisions to the GHG emission standards for new, modified, and reconstructed electric utility generating units that were finalized by the EPA in 2015. For coal-fired units, the EPA proposes to revise the current new source standards such that carbon capture and sequestration technology is no longer necessary to meet the standards of performance that reflect the best system of emission reduction. The resulting limits are less stringent than limits under the current rule and can be met by modern coal-fired units (e.g., supercritical steam generators) in combination with best operating practices, but without carbon capture and sequestration. The EPA is not proposing to revise the new source performance standard for GHG emission from gas-fired units. If finalized as proposed, the revisions are not expected to significantly impact TVA since TVA does not currently plan to construct, modify, or reconstruct any coal-fired units.

Climate Change

    Executive Actions. In 2017, the Trump administration issued Executive Order ("EO") 13783, "Promoting Energy Independence and Economic Growth."  The EO reversed or altered many actions taken by the federal government in the last four years of the Obama Administration to address climate change and mandated that federal agencies review existing regulations and actions that potentially burden energy development and use.  EO 13783 did not, however, mandate that the EPA reconsider its finding under the CAA that GHG emissions cause climate change and therefore endanger public health and the environment.

    In 2018, EO 13834, "Efficient Federal Operations," was signed. EO 13834 emphasized meeting statutory requirements and gave agencies greater flexibility and discretion to decide how best to improve operations in order to "optimize energy and environmental performance, reduce waste, and cut costs." It called on the White House Council of Environmental Quality to streamline pre-existing environmental orders by "refocusing agencies on cost-effectively meeting mandates and goals" established by law. The order sought to consolidate requirements related to energy and water efficiency, high performance buildings, renewable energy consumption, and federal vehicle fleet management. TVA consistently seeks to improve its operations in order to optimize energy and environmental performance and did not experience any significant changes in its planning or operations as a result of the EO.

On January 20, 2021, President Biden issued EO 13990, "Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis." EO 13990 revoked EO 13783 and most provisions of EO 13834, including the provisions discussed above, and directs federal agencies to review and revise regulations consistent with broad policy goals to improve public health and the environment, reduce greenhouse gas emissions, and prioritize environmental justice. On March 8, 2021, a coalition of 12 states filed a lawsuit in the U.S. District Court for the Eastern District of Missouri challenging President Biden's authority to issue EO 13990. Specific impacts to TVA of EO 13990 and the related lawsuit cannot be determined at this time.

In addition, on January 27, 2021, President Biden issued EO 14008, "Executive Order on Tackling the Climate Crisis at Home and Abroad." Among other things, EO 14008 expresses the following policies of the federal government: (1) to organize and deploy the full capacity of its agencies to combat the climate crisis to implement a government-wide approach that reduces climate pollution in every sector of the economy, (2) to align the management of federal procurement and real property, public lands and waters, and financial programs to support robust climate action, (3) to use all available procurement authorities to achieve or facilitate (a) a carbon pollution-free electricity sector no later than 2035 and (b) clean and zero-emission vehicles for federal, state, local, and tribal government fleets, (4) to put the U.S. on a path to achieve net-zero emissions, economy-wide, by no later than 2050, (5) to accelerate the deployment of clean energy and transmission projects in an environmentally stable manner, (6) to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels, (7) to promote the flow of capital toward climate-aligned investments and away from high-carbon investments, and (8) improve air and water quality. TVA is closely monitoring these developments, including the Justice40 Initiative, the Department of Treasury effort to establish a carbon market, establishment and development of the Civilian Climate Corps, and establishment of several White House comprehensive plans. In addition, EO 14008 created the Special Presidential Envoy for Climate and called for an early Leaders' Climate Summit aimed at raising climate ambition and making a positive contribution to the 26th United Nations Climate Change and beyond.  EO 14008 also stated the United States would reconvene the Major Economies Forum on Energy and Climate, beginning with the Leader's Climate Summit. Aside from the directive to update TVA’s Climate Change Adaptation Plan, specific impacts of EO 14008 on TVA cannot be determined at this time.

    International Accords. In September 2016, the U.S. formally accepted the Paris Agreement. The agreement met the threshold of at least 55 countries that account for at least 55 percent of global GHG emissions and formally entered into force in November 2016. On November 4, 2019, the U.S. formally notified the United Nations that it would withdraw from the agreement. Under the terms of the agreement, the effective date for the withdrawal was November 4, 2020. On January 20, 2021, President Biden formally accepted the Paris Agreement on behalf of the U.S. The metric for tracking emissions targets under the Paris Agreement is nationally determined contributions ("NDCs"). Each party to the treaty is asked to prepare successive NDCs that it plans to achieve. On April 22, 2021, the Biden Administration announced its greenhouse gas NDCs for 2030 under the Paris Agreement, and these NDCs establish a new target for the U.S. to achieve a 50 to 52 percent reduction from 2005 levels in economy-wide net greenhouse gas pollution in 2030. Specific impacts to TVA cannot be determined at this time.
    In response to the Trump administration's Paris withdrawal announcement, 25 states have formed the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing GHG emissions consistent with the goals of the Paris Agreement. North Carolina and Virginia are the only states in the TVA region that are U.S. Climate Alliance members. Among other commitments, each state commits to implement policies that advance the goals of the Paris Agreement, aiming to reduce GHG emissions by at least 26-28 percent below CY 2005 levels by CY 2025 and to accelerate new and existing policies to reduce carbon pollution and promote clean energy deployment at the state and federal level. In 2017, U.S. states, cities, and businesses representing more than half of the U.S. economy made a pledge to meet the GHG reduction targets of the Paris Agreement, called "America's Pledge." In September 2020, America's Pledge released its second economy-wide policy analysis with recommendations of how states, cities, businesses, and other stakeholders can influence U.S. decarbonization. It is premature to determine potential impacts to TVA.

    Litigation. In addition to legislative activity, climate change issues have been the subject of a number of lawsuits, including lawsuits against TVA. See Note 19 — Contingencies and Legal Proceedings for additional information.

    Indirect Consequences of Regulation or Business Trends. Legal, technological, political, and scientific developments regarding climate change may create new opportunities and risks. The potential indirect consequences could include an increase or decrease in electricity demand, increased demand for clean generation from alternative energy sources, and subsequent impacts to business reputation and public opinion.

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

    Actions Taken by TVA to Reduce GHG Emissions. TVA has reduced GHG emissions from both its generation facilities and its operations.  Recent TVA Board actions have focused on TVA's plan to balance its coal-fired generation by increasing its nuclear capacity, modernizing its hydroelectric generation system, increasing natural gas-fired generation, installing emission control equipment on certain of its coal-fired units, increasing its purchases of renewable energy, building solar facilities, and investing in energy efficiency initiatives to reduce energy use in the Tennessee Valley.  Additionally, TVA has invested to increase energy efficiency in its operations.  The combination of more stringent environmental regulations, lower natural gas prices, and lower demand for energy across the Tennessee Valley has reduced the utilization of coal-fired generation.  These factors have resulted in lower CO2 emissions from the TVA system, as previously discussed in this section.

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

Water Quality Control Developments

Waters of the United States. On April 21, 2020, the Army Corps of Engineers and the EPA issued the Navigable Waters Protection Rule (“NWPR”), which established a new regulatory definition of waters of the United States (“WOTUS”) and replaced the definition set forth in the 2015 WOTUS Rule. The NWPR establishes four categories of waters considered jurisdictional under the Clean Water Act: (1) territorial seas and traditional navigable waters, (2) perennial and intermittent tributaries to those waters, (3) certain lakes and ponds, and impoundments of jurisdictional waters, and (4) wetlands adjacent to jurisdictional waters. The rule excludes twelve categories of waters, including ephemerals, groundwater, many ditches, and waste treatment systems. The NWPR reduces the jurisdictional reach of the Clean Water Act and potentially reduces permitting and mitigation requirements for TVA projects that impact waters that were previously considered jurisdictional under the 2015 WOTUS Rule. The NWPR has been challenged in multiple courts and therefore its future impact to TVA cannot be ascertained fully at this time.

Cooling Water Intake Structures. In 2014, the EPA released a final rule under Section 316(b) of the Clean Water Act relating to cooling water intake structures ("CWIS") for existing power generating facilities. The rule requires changes in CWIS used to cool the vast majority of coal, gas, and nuclear steam-electric generating plants and a wide range of manufacturing and industrial facilities in the U.S.  The final rule requires CWIS to reflect the best technology available for minimizing adverse environmental impacts, primarily by reducing the amount of fish and shellfish that are impinged or entrained at a cooling water intake structure. These new requirements will potentially affect a number of TVA's fossil- and nuclear-fueled facilities and will likely require capital upgrades to ensure compliance. Most TVA facilities are projected to require retrofit of CWIS with "fish-friendly" screens and fish return systems to achieve compliance with the new rule. The rule is being implemented through permits issued under the National Pollutant Discharge Elimination System ("NPDES") in Section 402 of the Clean Water Act. State agencies administer the NPDES permit program in most states including those in which TVA's facilities are located.  In addition, the responsible state agencies must provide all permit applications to the U.S. Fish and Wildlife Service for a 60-day review prior to public notice and an opportunity to comment during the public notice. As a result, the permit may include requirements for additional studies of threatened and endangered species arising from U.S. Fish and Wildlife Service comments and may require additional measures be taken to protect threatened and endangered species and critical habitats directly or indirectly related to the plant cooling water intake. TVA's review of the final rule indicates that the rule offers adequate flexibility for cost-effective compliance.  The required compliance timeframe is linked to plant specific NPDES permit renewal cycles (i.e., technology retrofits), and compliance is expected to be required beginning in the CY 2022-2024 timeframe.

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

In October 2020, the EPA issued final revised ELGs for bottom ash transport water and FGD wastewater. The primary impact for TVA is on the operation of existing coal-fired generation facilities. The revised ELGs could impact long-term investment decisions being made relative to the long-term compliance and operability of these plants. The revisions may require TVA to install additional wastewater treatment systems for FGD wastewater and bottom ash transport water, and TVA could incur substantial costs to comply with the new rule.  In addition, the revised ELGs could cause TVA to reduce utilization of its coal-fired generation facilities or even close such facilities. The revision also includes a subcategory for which Cumberland would qualify that provides TVA greater flexibility in meeting the ELGs. The revision includes two additional subcategories for low utilization units and units that cease coal combustion by the end of 2028. TVA will evaluate the applicability of those subcategories to its plants as appropriate. Petitions for judicial review of the October 2020 ELG rule were filed in the D.C. Circuit and the Fourth Circuit and have been consolidated in the Fourth Circuit in the case Appalachian Voices, et al. v. EPA. On January 8, 2021, TVA submitted requests to state regulatory authorities to modify NPDES permits for Kingston, Cumberland, Shawnee, and Gallatin to incorporate into the permits limitations in the revised ELGs. TVA has met with TDEC and Kentucky Department for Environmental Protection to discuss the modification requests, and TVA anticipates receiving draft permits to review in the third quarter of 2021.

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

    TVA Sites. TVA historical operations at certain facilities have resulted in releases of contaminants that TVA is addressing, including at TVA's Environmental Research Center at Muscle Shoals, Alabama. TVA has completed several removal, remedial, and characterization actions at the site, as required by a permit issued by the Alabama Department of Environmental Management. At March 31, 2021, TVA's estimated liability for cleanup and similar environmental work for those sites for which sufficient information was available to develop a cost estimate is approximately $15 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheet. TVA is currently applying for a renewal of the RCRA permit, which may include additional mandates for further remedial activities. TVA is evaluating the potential impact that the permit renewal could have on its operations but does not have sufficient information at this time to fully evaluate the impacts and requirements. In addition, the Environmental Research Center has an active groundwater monitoring program as part of a permitted corrective action plan.

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

    On November 4, 2019, the EPA announced a proposed rule that will revise portions of the CCR Rule requiring closure of unlined surface impoundments. The final Part A rule was published in the Federal Register on August 28, 2020, and became effective September 28, 2020. Among other things, the final Part A rule requires all unlined CCR surface impoundments to stop receiving CCR and non-CCR wastestreams and to initiate closure or retrofit by no later than April 11, 2021, and TVA ceased doing so by the specified deadline. Additionally, the final rule provides a process for a utility to seek site-specific approval from the EPA to continue to use the unlined CCR surface impoundment until October 15, 2023, and possibly longer under certain circumstances. The final rule also includes requirements that enhance the public's access to groundwater monitoring and corrective action reports. TVA does not currently anticipate the final rule will have a significant impact because TVA is already planning to close its unlined CCR surface impoundments by the regulatory deadline and already makes groundwater monitoring and corrective action reports publicly available. A separate final Part B rule was published in the Federal Register on November 12, 2020.  This rule provides an alternative liner demonstration procedure for utilities with clay lined units which are being forced to close under the Part A rule.  However, TVA does not have any units which qualify for this demonstration.

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

    SO2 Emissions and NOx Emissions. To reduce SO2 emissions, TVA operates scrubbers on 18 of its coal-fired units and switched to lower-sulfur coal at certain coal-fired units. To reduce NOx emissions, TVA operates SCRs on 18 coal-fired units, operates low-NOx burners or low-NOx combustion systems on 21 units, optimized combustion on all 25 units, and operates NOx control equipment year round when units are operating (except during start-up, shutdown, and maintenance periods). TVA has also retired 34 of 59 coal-fired units. Except for seven units at Shawnee, the remaining coal-fired units in the TVA fleet have scrubbers and SCRs.

    Particulate Emissions. To reduce particulate emissions of air pollutants, TVA has equipped all of its coal-fired units with scrubbers, mechanical collectors, electrostatic precipitators, and/or bag houses.

    Greenhouse Gas Emissions. There could be additional material costs if further reductions of GHGs, including CO2, are mandated by legislative, executive, regulatory, or judicial actions and if more stringent emission reduction requirements for conventional pollutants are established. These costs cannot reasonably be predicted at this time because of the uncertainty of these actions. The EPA may issue regulations establishing more stringent air, water, and waste requirements, and these requirements could result in significant changes in the structure of the U.S. power industry, especially in the eastern half of the country.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on projects related to environmental laws and regulations:

Estimated Potential Environmental Expenditures(1)(2) At March 31, 2021 (in millions)
	Remaining 2021	2022	Thereafter(3)(4)	Total
Coal Combustion Residual Conversion Program(5)	$225	$224	$411	$860
Clean Air Act control projects(6)	18	45	81	144
Clean Water Act requirements(7)	12	77	71	160
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $75 million, $134 million, and $121 million for the remainder of 2021, 2022, and thereafter, respectively, in capital expenditures.
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. At March 31, 2021, TVA had accrued $14 million with respect to Legal Proceedings. In addition, TVA believes that it is reasonably possible that it may incur additional losses, in an amount expected not to exceed $30 million, in connection with current Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 19 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

    At March 31, 2021, TVA had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of March 31, 2021, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA's management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    During the quarter ended March 31, 2021, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

The COVID-19 pandemic has and may continue to adversely affect TVA's business, financial condition, and results of operations. To date, the COVID-19 pandemic has resulted in reduced revenues primarily due to economic conditions surrounding COVID-19, including customers curtailing operations to reduce the spread of the outbreak as a result of quarantines, closures, or reduced operations of businesses or other institutions, among other things. TVA's revenues also decreased due to the deferral of revenues under programs offered by TVA to its LPCs to offset the impact of customers' inability to pay during the outbreak. TVA estimates base revenues were reduced by approximately $185 million for the year ended September 30, 2020. Based on current internal models, TVA estimates that the COVID-19 pandemic has had little impact to TVA's base revenue for the six months ended March 31, 2021. It is uncertain at this time to what extent revenues may be impacted for the remainder of 2021 and beyond. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations — Financial Results — Operating Revenues.

TVA could be further adversely affected by the impact of the COVID-19 pandemic on the economy and financial markets, including a prolonged recession and continued volatility in interest rates, commodity prices, investment performance, and foreign currency exchange rates. TVA has experienced fluctuations related to its pension plan assets and other investment portfolios during the year ended September 30, 2020 and the six months ended March 31, 2021. The ultimate impact of the COVID-19 pandemic on the pension plan and other investments depends on factors beyond TVA's knowledge or control. A long-term recession could impact access to capital and have other long-term negative effects on TVA's business or results of operations.

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

To address specific aspects of the COVID-19 pandemic, TVA has implemented a company-wide pandemic plan, including limiting non-essential travel and mandatory telework for those who do not have to be physically present at a TVA facility or office building; implementing strong physical and cyber-security measures; keeping certain developed recreation areas closed; actively monitoring generation, transmission, and distribution functions; and maintaining an increased cash reserve. However, it is possible that these measures will not be successful in mitigating the impacts of the pandemic. At this time, operations and delivery of energy to customers have not been materially impacted, but there is no guarantee that there will not be a material impact in the future.

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

ITEM 5.  OTHER INFORMATION

Changes to TVA Compensation Plan

On April 29, 2021, the Board approved an amended and restated TVA Compensation Plan that enhances plan governance and provides clarification of current practices in the areas of philosophy, relevant labor market, and pay for performance and also includes minor administrative revisions. A copy of the amended and restated TVA Compensation Plan is attached as an exhibit to this report and is incorporated herein by reference. The foregoing description is qualified in its entirety by reference to such document.

Changes to Long-Term Incentive Plan Performance Goals

On April 29, 2021, the Board also approved revised performance goals for two performance measures associated with the Long-Term Incentive Plan (“LTIP”) for the 2019 - 2021 performance cycle: (1) External Measures and (2) External Performance Indicators for the TVA Nuclear Fleet. The Board approved the revised performance goals to account for the impacts of eelgrass intrusion at Browns Ferry Nuclear Plant and steam generator degradation at Watts Bar Nuclear Plant Unit 2, both of which were beyond the control of management. The revised performance goals, as well as the other performance measures and goals (which, for the avoidance of doubt, were not changed), are set forth in the table below:

2019-2021 LTIP Performance Cycle

Performance Measure	Weight	Threshold (50%)	Target (100%)	Maximum (150%)
Non-Fuel Delivered Cost of Power(1)	40%	3.57	3.44	3.30
Load not Served(2)	30%	4.8	4.0	3.6
External Measures(3)	30%	81.5	89.4	97.1
Notes
(1) The Non-Fuel Delivered Cost of Power measure is equal to the sum of (i) operating and maintenance expense, (ii) base capital expense, (iii) interest expense, and (iv) other expense divided by budgeted electric power sales. For the 2019-2021 LTIP performance cycle, the Non-Fuel Delivered Cost of Power measure will be calculated using an average of the 2019, 2020, and 2021 results.
(2) Load Not Served is equal to the product of (i) the percentage of total load not served and (ii) the number of minutes in the period (excluding events during declared major events, emergency forced outages, and prearranged outages and including distributor provided load not served estimates for distributor connection point interruptions caused by TVA). For the 2019-2021 LTIP performance cycle, the Load Not Served measure will be calculated using an average of the 2019, 2020, and 2021 results.
(3) For the 2019-2021 LTIP performance cycle, the External Measures metric will be calculated using an average of the 2019, 2020, and 2021 results, except for the
External Performance Indicators for the TVA Nuclear Fleet, which will be based only on the rating at the end of 2021. The External Measures metric will be based on the following measures:

Performance Measure	Weight	Threshold	Target	Maximum
External Performance Indicators for the TVA Nuclear Fleet	25%	90.7	93.2	95.2
Media Tone	15%	86.7	90.0	93.0
Stakeholder Survey	15%	77.8	79.3	80.8
Customer Loyalty	15%	68.0	71.3	74.7
Board Level Significant Events	30%	Two Unfavorable (80)	Zero (100)	Two Favorable (120)
Composite Result		81.5	89.4	97.1

Changes to Enterprise Scorecard

On April 30, 2021, the CEO approved revised performance goals for the Nuclear Unit Capability Factor measure of the Enterprise Scorecard. The threshold, target, and stretch goals were changed from 91.3, 92.0, and 93.7, respectively, to 89.5, 90.2, and 91.9, respectively, to account for the steam generator degradation at Watts Bar Nuclear Plant Unit 2, which was beyond the control of management. The Enterprise Scorecard is used to determine payouts under the Executive Annual Incentive Plan and the Winning Performance Team Incentive Plan.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1
Executive Severance Plan Adopted as of February 10, 2021, and Amended as of February 11, 2021 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, File No. 000-52313)

10.2
Second Amendment Dated as of February 9, 2021, to December Maturity Community Bank Credit Agreement Dated as of December 12, 2016, and Amended as of December 11, 2018 (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, File No. 000-52313)

10.3	Amended and Restated TVA Compensation Plan Approved by the TVA Board on April 29, 2021

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	TVA XBRL Instance Document

101.SCH	TVA XBRL Taxonomy Extension Schema

101.CAL	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE	TVA XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 3, 2021		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)