Form 10-Q
period 2021-06-30
Tennessee Valley Authority
filed 2021-08-03
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (Unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	7
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	11
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	43
Executive Overview...............................................................................................................................................................	43
Results of Operations............................................................................................................................................................	44
Liquidity and Capital Resources............................................................................................................................................	51
Key Initiatives and Challenges..............................................................................................................................................	53
Environmental Matters..........................................................................................................................................................	64
Legal Proceedings................................................................................................................................................................	71
Off-Balance Sheet Arrangements..........................................................................................................................................	71
Critical Accounting Policies and Estimates...........................................................................................................................	71
New Accounting Standards and Interpretations....................................................................................................................	71
Legislative and Regulatory Matters.......................................................................................................................................	71

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	71

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	71
Disclosure Controls and Procedures.....................................................................................................................................	71
Changes in Internal Control over Financial Reporting..........................................................................................................	72

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	72

ITEM 1A. RISK FACTORS............................................................................................................................................................	72

ITEM 6. EXHIBITS........................................................................................................................................................................	74

SIGNATURES...............................................................................................................................................................................	75

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (the "Quarterly Report"):

Term or Acronym	Definition
ACE	Affordable Clean Energy
ANI	American Nuclear Insurers
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
CAA	Clean Air Act
CCR	Coal combustion residuals
CEL	Chilling Effect Letter
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COVID-19	Coronavirus Disease 2019
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
DER	Distributed energy resources
DOE	Department of Energy
EIS	Environmental Impact Statement
ELGs	Effluent Limitation Guidelines
EMP	Electromagnetic pulses
EO	Executive Order
EPA	Environmental Protection Agency
EPRI	Electric Power Research Institute
EPU	Extended Power Uprate
ESPA	Early Site Permit Application
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GMDs	Geomagnetic disturbances
HAP	Hazardous Air Pollutants
IRP	Integrated Resource Plan
JSCCG	John Sevier Combined Cycle Generation LLC
kW	Kilowatts
kWh	Kilowatt hours
LPCs	Local power company customers
LTA	Long-Term Agreement
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NES	Nashville Electric Service
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NWP	Nationwide Permit
OCI	Other comprehensive income (loss)
OMB	Office of Management and Budget
PARRS	Putable Automatic Rate Reset Securities
PM	Particulate matter
QTE	Qualified technological equipment and software
RCRA	Resource Conservation and Recovery Act
RECs	Renewable Energy Certificates
RFP	Request for Proposal
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SELC	Southern Environmental Law Center
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SIPs	State implementation plans
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SPC	Summer Place Complex
SSSL	Seven States Southaven LLC
TDEC	Tennessee Department of Environment and Conservation
TVA Act	The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

Although the Tennessee Valley Authority ("TVA") believes that the assumptions underlying any forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in any forward-looking statements.  These factors include, among other things:

•The continuing impact of the Coronavirus Disease 2019 ("COVID-19") pandemic on TVA's operating results, financial condition, and cash flows, the demand for electricity, TVA's workforce and operations, the availability of fuel and critical parts, supplies, and services, the financial markets, and the business and financial condition of TVA's customers and counterparties;
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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
Operating revenues
Revenue from sales of electricity	$2,491	$2,216	$7,294	$7,237
Other revenue	36	35	109	113
Total operating revenues	2,527	2,251	7,403	7,350
Operating expenses
Fuel	428	312	1,210	1,164
Purchased power	251	209	682	680
Operating and maintenance	747	681	2,106	2,014
Depreciation and amortization	385	389	1,144	1,430
Tax equivalents	126	125	371	388
Total operating expenses	1,937	1,716	5,513	5,676
Operating income	590	535	1,890	1,674
Other income (expense), net	11	16	37	27
Other net periodic benefit cost	65	63	194	190
Interest expense	267	283	824	859
Net income (loss)	$269	$205	$909	$652
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
Net income (loss)	$269	$205	$909	$652
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	35	31	158	(56)
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	(64)	(7)	(114)	(10)
Total other comprehensive income (loss)	(29)	24	44	(66)
Total comprehensive income (loss)	$240	$229	$953	$586
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	June 30, 2021	September 30, 2020
Current assets
Cash and cash equivalents	$500	$500
Accounts receivable, net	1,468	1,529
Inventories, net	1,006	1,003
Regulatory assets	132	130
Other current assets	179	84
Total current assets	3,285	3,246

Property, plant, and equipment
Completed plant	66,153	64,970
Less accumulated depreciation	(34,448)	(33,550)
Net completed plant	31,705	31,420
Construction in progress	2,184	2,139
Nuclear fuel	1,496	1,504
Finance leases	708	516
Total property, plant, and equipment, net	36,093	35,579

Investment funds	3,968	3,198

Regulatory and other long-term assets
Regulatory assets	9,182	10,245
Operating lease assets, net of amortization	174	232
Other long-term assets	317	325
Total regulatory and other long-term assets	9,673	10,802

Total assets	$53,019	$52,825
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	June 30, 2021	September 30, 2020
Current liabilities
Accounts payable and accrued liabilities	$1,932	$1,844
Accrued interest	251	298
Asset retirement obligations	306	345
Current portion of leaseback obligations	46	198
Regulatory liabilities	208	141
Short-term debt, net	1,598	57
Current maturities of power bonds	28	1,787
Current maturities of long-term debt of variable interest entities	42	41
Total current liabilities	4,411	4,711

Other liabilities
Post-retirement and post-employment benefit obligations	6,319	6,617
Asset retirement obligations	6,646	6,440
Finance lease liabilities	709	525
Other long-term liabilities	2,036	2,548
Leaseback obligations	—	25
Regulatory liabilities	20	23
Total other liabilities	15,730	16,178

Long-term debt, net
Long-term power bonds, net	17,972	17,956
Long-term debt of variable interest entities, net	1,028	1,048
Total long-term debt, net	19,000	19,004

Total liabilities	39,141	39,893

Contingencies and legal proceedings (Note 19)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	13,085	12,177
Total power program proprietary capital	13,343	12,435
Nonpower programs appropriation investment, net	542	548
Accumulated other comprehensive income (loss)	(7)	(51)
Total proprietary capital	13,878	12,932

Total liabilities and proprietary capital	$53,019	$52,825
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Nine Months Ended June 30
 (in millions)

	2021	2020
Cash flows from operating activities
Net income (loss)	$909	$652
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization(1)	1,160	1,447
Amortization of nuclear fuel cost	285	284
Non-cash retirement benefit expense	250	243
Other regulatory amortization and deferrals	(16)	67
Changes in current assets and liabilities
Accounts receivable, net	60	376
Inventories and other current assets, net	(26)	(86)
Accounts payable and accrued liabilities	98	(126)
Accrued interest	(51)	(20)
Pension contributions	(231)	(230)
Other, net	(211)	(111)
Net cash provided by operating activities	2,227	2,496

Cash flows from investing activities
Construction expenditures	(1,476)	(1,221)
Nuclear fuel expenditures	(243)	(251)
Loans and other receivables
Advances	(7)	(6)
Repayments	6	5
Other, net	22	6
Net cash used in investing activities	(1,698)	(1,467)

Cash flows from financing activities
Long-term debt
Issues of power bonds	—	997
Redemptions and repurchases of power bonds	(1,860)	(1,286)
Redemptions of notes payable	—	(23)
Redemptions of debt of variable interest entities	(20)	(20)
Short-term debt issues (redemptions), net	1,541	(145)
Payments on leases and leasebacks	(207)	(44)
Financing costs, net	—	(4)
Other, net	15	(3)
Net cash (used in) provided by financing activities	(531)	(528)
Net change in cash, cash equivalents, and restricted cash	(2)	501
Cash, cash equivalents, and restricted cash at beginning of period	521	322
Cash, cash equivalents, and restricted cash at end of period	$519	$823
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended June 30, 2021 and 2020
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2020	$258	$11,271	$552	$(102)	$11,979
Net income (loss)	—	207	(2)	—	205
Total other comprehensive income (loss)	—	—	—	24	24
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at June 30, 2020	$258	$11,476	$550	$(78)	$12,206

Balance at March 31, 2021	$258	$12,815	$544	$22	$13,639
Net income (loss)	—	271	(2)	—	269
Total other comprehensive income (loss)	—	—	—	(29)	(29)
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at June 30, 2021	$258	$13,085	$542	$(7)	$13,878
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Nine Months Ended June 30, 2021 and 2020
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2019	$258	$10,823	$556	$(12)	$11,625
Net income (loss)	—	658	(6)	—	652
Total other comprehensive income (loss)	—	—	—	(66)	(66)
Return on power program appropriation investment	—	(5)	—	—	(5)
Balance at June 30, 2020	$258	$11,476	$550	$(78)	$12,206

Balance at September 30, 2020	$258	$12,177	$548	$(51)	$12,932
Net income (loss)	—	915	(6)	—	909
Total other comprehensive income (loss)	—	—	—	44	44
Return on power program appropriation investment	—	(3)	—	—	(3)
Implementation of new accounting standard(1)	—	(4)	—	—	(4)
Balance at June 30, 2021	$258	$13,085	$542	$(7)	$13,878
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

Cost-Based Regulation

Since the TVA Board is authorized by the TVA Act to set rates for power sold to its customers, TVA is self-regulated. Additionally, TVA's regulated rates are designed to recover its costs.  Based on current projections, TVA believes that rates, set at levels that will recover TVA's costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, or TVA is no longer considered to be a regulated entity, then costs would be required to be written off.  All regulatory asset write-offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable.

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

Cash, Cash Equivalents, and Restricted Cash

    Cash includes cash on hand, non-interest bearing cash, and deposit accounts. All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalents that are restricted, as to withdrawal or use under the terms of certain contractual agreements, are recorded in Other long-term assets on the Consolidated Balance Sheets. Restricted cash and cash equivalents include cash held in trusts that are currently restricted for TVA economic development loans and for certain TVA environmental programs in accordance with agreements related to compliance with certain environmental regulations. See Note 19 — Contingencies and Legal Proceedings — Legal Proceedings — Environmental Agreements.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash
	At June 30, 2021	At September 30, 2020
Cash and cash equivalents	$500	$500
Restricted cash and cash equivalents included in Other long-term assets	19	21
Total cash, cash equivalents, and restricted cash	$519	$521

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

    The allowance for uncollectible accounts was less than $1 million at both June 30, 2021, and September 30, 2020, for trade accounts receivable. Additionally, loans receivable of $118 million and $105 million at June 30, 2021, and September 30, 2020, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $5 million and less than $1 million at June 30, 2021, and September 30, 2020, respectively. The increase in allowances for uncollectible accounts is due to the adoption of CECL. See Note 2 - Impact of New Accounting Standards and Interpretations.

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

Depreciation

    TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on the external depreciation studies. These studies are updated approximately every five years, with a study currently being performed and expected implementation in October 2021. Depreciation expense was $347 million and $344 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $1.0 billion and $1.3 billion for the nine months ended June 30, 2021 and 2020, respectively. See Note 5 — Plant Closures for a discussion of the impact of plant closures.

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

The following accounting standard has been issued but at June 30, 2021, was not effective and had not been adopted by TVA:

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

3.  Accounts Receivable, Net

    Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net
	At June 30, 2021	At September 30, 2020
Power receivables	$1,373	$1,401
Other receivables	95	128
Accounts receivable, net(1)	$1,468	$1,529
Note
(1) Allowance for uncollectible accounts was less than $1 million at June 30, 2021, and September 30, 2020, and therefore is not represented in the table above. The allowance at June 30, 2021 includes the impact from adopting CECL on October 1, 2020.

In response to the COVID-19 pandemic, the TVA Board approved the Public Power Support and Stabilization Program in 2020. Through this program, TVA offered up to $1.0 billion of credit support to local power company customers ("LPCs") that demonstrated the need for temporary financial relief, through the deferral of a portion of LPCs' wholesale power payments owed to TVA.  The program ended on December 31, 2020, with a total of $1 million of credit support approved under the program. The $1 million was fully repaid in the second quarter of 2021.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net (in millions)
	At June 30, 2021	At September 30, 2020
Materials and supplies inventory	$783	$770
Fuel inventory	246	253
Renewable energy certificates inventory, net	12	15
Allowance for inventory obsolescence	(35)	(35)
Inventories, net	$1,006	$1,003

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

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the approved applicable retirement dates. As a result of TVA's decision to accelerate the retirements of Paradise and Bull Run, TVA has recognized a cumulative $1.1 billion of accelerated depreciation. Of this amount, $35 million and $34 million were recognized during the three months ended June 30, 2021 and 2020, respectively, and $102 million and $350 million were recognized during the nine months ended June 30, 2021 and 2020, respectively. Paradise was fully depreciated in the second quarter of 2020.

6.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At June 30, 2021	At September 30, 2020
Loans and other long-term receivables, net	$113	$100
EnergyRight® receivables, net	59	69
Prepaid long-term service agreements	41	42
Commodity contract derivative assets	20	23
Restricted cash and cash equivalents	19	21
Prepaid capacity payments	6	11
Other	59	59
Total other long-term assets	$317	$325

EnergyRight® Receivables, Net. In association with the EnergyRight® program, TVA's LPCs offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At June 30, 2021, and September 30, 2020, the carrying amount of the loans receivable, net of discount, reported in

Accounts receivable, net was approximately $15 million and $18 million, respectively. See Note 9 — Other Long-Term Liabilities for information regarding the associated financing obligation.

In response to the COVID-19 pandemic, customers experiencing financial hardship could request a deferral of EnergyRight® loan payments for a period of up to six months. The deferral option began in April 2020 and ended October 31, 2020. All EnergyRight® loans approved for the deferral period resumed payments in the second quarter of 2021. The deferred loans did not accrue interest during the deferral months and totaled less than $1 million.

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

The allowance components, which consist of a collective allowance and specific loan allowances, are based on the risk characteristics of TVA's loans. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans are evaluated on an individual basis.

Allowance Components (in millions)
At June 30, 2021
EnergyRight® loan reserve	$2
Economic development loan collective reserve	1
Economic development loan specific loan reserve	2
Total allowance for loan losses	$5

    Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At June 30, 2021, and September 30, 2020, prepayments of $9 million and $3 million, respectively, were recorded in Other current assets.

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

Regulatory Assets and Liabilities
	At June 30, 2021	At September 30, 2020
Current regulatory assets
Unrealized losses on interest rate derivatives	$114	$114
Unrealized losses on commodity derivatives	3	4
Fuel cost adjustment receivable	15	12
Total current regulatory assets	132	130

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	4,917	5,193
Non-nuclear decommissioning costs	2,593	2,512
Unrealized losses on interest rate derivatives	1,174	1,506
Nuclear decommissioning costs	349	896
Unrealized losses on commodity derivatives	1	—
Other non-current regulatory assets	148	138
Total non-current regulatory assets	9,182	10,245
Total regulatory assets	$9,314	$10,375

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$119	$115
Unrealized gains on commodity derivatives	89	26
Total current regulatory liabilities	208	141

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	20	23
Total regulatory liabilities	$228	$164

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG at June 30, 2021, and September 30, 2020, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At June 30, 2021	At September 30, 2020
Current liabilities
Accrued interest	$23	$10
Accounts payable and accrued liabilities	3	3
Current maturities of long-term debt of variable interest entities	42	41
Total current liabilities	68	54
Other liabilities
Other long-term liabilities	21	23
Long-term debt, net
Long-term debt of variable interest entities, net	1,028	1,048
Total liabilities	$1,117	$1,125

Interest expense of $13 million for the three months ended June 30, 2021 and 2020, and $39 million and $41 million for the nine months ended June 30, 2021 and 2020, respectively, is included on the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

Other Long-Term Liabilities (in millions)
	At June 30, 2021	At September 30, 2020
Interest rate swap liabilities	$1,552	$1,927
Operating lease liabilities	137	171
Currency swap liabilities	44	123
EnergyRight® financing obligations	68	78
Accrued long-term service agreements	36	56
Other	199	193
Total other long-term liabilities	$2,036	$2,548

    Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets. At both June 30, 2021, and September 30, 2020, the carrying amount of the interest rate swap liabilities reported in Accounts payable and accrued liabilities and Accrued interest was $114 million. See Note 13 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities. As of June 30, 2021, interest rate swap liabilities decreased $375 million as compared to September 30, 2020, due to an increase in both market interest rates since September 30, 2020, and net settlement payments made during the nine months ended June 30, 2021.

    EnergyRight® Financing Obligations. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At June 30, 2021, and September 30, 2020, the carrying amount of the financing obligations reported in Accounts payable and accrued liabilities was

$17 million and $19 million, respectively. See Note 6 — Other Long-Term Assets for information regarding the associated loans receivable.

    In response to the COVID-19 pandemic, customers experiencing financial hardship could request a deferral of EnergyRight® loan payments for a period of up to six months. The deferral option began in April 2020 and ended October 31, 2020. All EnergyRight® loans approved for the deferral period resumed payments in the second quarter of 2021. The deferred loans did not accrue interest during the deferral months and totaled less than $1 million.

    Accrued Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At June 30, 2021 and September 30, 2020, related liabilities of $24 million and $15 million, respectively, were recorded in Accounts payable and accrued liabilities.

10.  Asset Retirement Obligations

During the nine months ended June 30, 2021, TVA's total asset retirement obligations ("ARO") liability increased $167 million as a result of periodic accretion, revisions in estimate, and recording a new obligation, partially offset by settlement projects that were conducted during the period. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the nine months ended June 30, 2021, $54 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 7 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 14 — Fair Value Measurements — Investment Funds and Note 19 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for disclosure of the current balances of the trusts and a discussion of the trusts' objectives.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2020	$3,278	$3,507	$6,785	(1)
Settlements	(5)	(135)	(140)
Revisions in estimate	12	107	119
Additional obligation	—	30	30
Accretion (recorded as regulatory asset)	111	47	158
Balance at June 30, 2021	$3,396	$3,556	$6,952	(1)
Note
(1) Includes $306 million and $345 million at June 30, 2021, and September 30, 2020, respectively, in Current liabilities.

The revisions in non-nuclear estimates increased the liability balance by $107 million for the nine months ended June 30, 2021. These increases were primarily driven by revisions of certain coal combustion residuals ("CCR") closure liabilities at Shawnee Fossil Plant ("Shawnee"), Paradise, and Colbert Fossil Plant ("Colbert"), resulting from revised engineering estimates for construction costs, new vendor bids, modified closure designs, and expected costs associated with post-closure care of the closed areas. In addition, TVA's use of a new CCR landfill at Shawnee resulted in a new obligation of $30 million.

11.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at June 30, 2021, and September 30, 2020, consisted of the following:

Debt Outstanding (in millions)
	At June 30, 2021	At September 30, 2020
Short-term debt
Short-term debt, net	$1,598	$57
Current maturities of power bonds issued at par(1)	28	1,787
Current maturities of long-term debt of VIEs issued at par	42	41
Total current debt outstanding, net	1,668	1,885
Long-term debt
Long-term power bonds(2)	18,087	18,078
Long-term debt of VIEs, net	1,028	1,048
Unamortized discounts, premiums, issue costs, and other	(115)	(122)
Total long-term debt, net	19,000	19,004
Total debt outstanding	$20,668	$20,889
Notes
(1) Includes net exchange gain from currency transactions of $73 million at September 30, 2020. On June 7, 2021, the 1998 series H Sterling Global bond matured, and the remaining exchange gain offset the maturity of the related currency swap.
(2) Includes net exchange gain from currency transactions of $44 million and $80 million at June 30, 2021, and September 30, 2020, respectively.

For the nine months ended June 30, 2021, Short-term debt, net increased primarily due to funding a portion of the power bonds that matured in February 2021 and June 2021.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2020, to June 30, 2021:

Debt Securities Activity
	Date	Amount (in millions)	Coupon Rate
Redemptions/Maturities(1)
2009 Series B	December 2020	$1	3.770%
2011 Series A	February 2021	1,500	3.875%
1998 Series H	June 2021	331	5.805%
2009 Series B	June 2021	28	3.770%
Total redemptions/maturities of power bonds		1,860
Debt of variable interest entities		20
Total redemptions/maturities of debt		$1,880
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

    TVA has funding available under four long-term revolving credit facilities totaling approximately $2.7 billion: a $1.0 billion credit facility that matures on June 13, 2023, a $1.0 billion credit facility that matures on September 28, 2023, a $150 million credit facility that matures on February 9, 2024, and a $500 million credit facility that matures on February 1, 2025. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At June 30, 2021, and September 30, 2020, there were approximately $1.1 billion and $1.5 billion, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. See Note 13 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At June 30, 2021 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
June 2023	$1,000	$301	$—	$699
September 2023	1,000	275	—	725
February 2024	150	38	—	112
February 2025	500	500	—	—
Total	$2,650	$1,114	$—	$1,536

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2021 with a maturity date of September 30, 2021. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at June 30, 2021. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

Lease/Leasebacks

    TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software ("QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At June 30, 2021, and September 30, 2020, the outstanding leaseback obligations related to the remaining CTs and QTE were $46 million and $223 million, respectively. In May 2020, TVA made final rent payments under lease/leaseback transactions involving eight CTs, and TVA had previously acquired the equity interest related to these transactions. Rent payments under the remaining CT lease/leaseback transactions are scheduled to be made through January 2022. TVA does have the option to acquire the equity interests related to transactions involving the remaining eight CTs for additional amounts. In addition, on October 30, 2019, TVA provided notice of its intent to purchase the ownership interest in certain QTE. Repurchase payments are being made through a series of installments in 2021 and 2022, after which all of the QTE leases will be terminated.

12.  Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA's currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA's portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt and any related accrued interest in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended June 30, 2021 and 2020, TVA reclassified $64 million and $7 million of gains, respectively, related to its cash flow hedges from AOCI to Interest expense. During the nine months ended June 30, 2021 and 2020, TVA reclassified $114 million and $10 million of gains, respectively, related to its cash flow hedges from AOCI to Interest expense. See Note 13 — Risk Management Activities and Derivative Transactions.

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
			Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2021	2020	2021	2020
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$35	$31	$158	$(56)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	2021	2020	2021	2020
Currency swaps	$64	$7	$114	$10
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $15 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1)
			Three Months Ended June 30		Nine Months Ended June 30
Derivative Type	Objective of Derivative(2)	Accounting for Derivative Instrument	2021	2020	2021	2020
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(29)	$(25)	$(86)	$(69)

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses due to contract settlements are recognized in Fuel expense as incurred	—	(2)	—	(1)
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three and nine months ended June 30, 2021 and 2020.
(2) During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts.

Fair Values of TVA Derivatives (in millions)
	At June 30, 2021		At September 30, 2020
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling(1)	$—	Accounts payable and accrued liabilities $0	$(78)	Accounts payable and accrued liabilities $(78)
£250 million Sterling	(17)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(13)	(63)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(58)
£150 million Sterling	(34)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(31)	(68)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(65)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(1,200)	Accounts payable and accrued liabilities $(64); Accrued interest $(17); Other long-term liabilities $(1,119)	$(1,449)	Accounts payable and accrued liabilities $(43); Accrued interest $(37); Other long-term liabilities $(1,369)
$476 million notional	(464)	Accounts payable and accrued liabilities $(30); Accrued interest $(1); Other long-term liabilities $(433)	(588)	Accounts payable and accrued liabilities $(22); Accrued interest $(10); Other long-term liabilities $(556)
$42 million notional(2)	(2)	Accounts payable and accrued liabilities $(1); Accrued interest $(1)	(4)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(2)
Commodity contract derivatives	106	Other current assets $90; Other long-term assets $20; Accounts payable and accrued liabilities $(3); Other long-term liabilities $(1)	46	Other current assets $26; Other long-term assets $23; Accounts payable and accrued liabilities $(3)
Notes
(1) On June 7, 2021, the 1998 Series H Sterling Global bond matured, and the final payment was made on the related currency swap.
(2) Represents two interest rate swaps with notional amounts of $28 million and $14 million.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had two currency swaps outstanding at June 30, 2021, with total currency exposure of £400 million and expiration dates ranging from 2032 to 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

    Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended June 30, 2021 and 2020, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized losses of $183 million and unrealized gains of $15 million, respectively. For the nine months ended June 30, 2021 and 2020, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized gains of $346 million and unrealized losses of $370 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market natural gas contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At June 30, 2021, TVA's natural gas contract derivatives had terms of up to three years.

Commodity Contract Derivatives
	At June 30, 2021			At September 30, 2020
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Natural gas contract derivatives	36	300 million mmBtu	$106	42	302 million mmBtu	$46

Offsetting of Derivative Assets and Liabilities

    The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At June 30, 2021	At September 30, 2020
Assets
Commodity derivatives not subject to master netting or similar arrangement	$110	$49

Liabilities
Currency swaps(2)	$51	$209
Interest rate swaps(2)	1,666	2,041
Total derivatives subject to master netting or similar arrangement	1,717	2,250
Commodity derivatives not subject to master netting or similar arrangement	4	3
Total liabilities	$1,721	$2,253
Notes
(1) Offsetting amounts primarily include counterparty netting of derivative contracts, margin account deposits for futures commission merchants transactions, and cash collateral received or paid in accordance with the accounting guidance for derivatives and hedging transactions. There were no material offsetting amounts on TVA's Consolidated Balance Sheets at either June 30, 2021, or September 30, 2020.
(2) Letters of credit of approximately $1.1 billion and $1.5 billion were posted as collateral at June 30, 2021, and September 30, 2020, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the TVA Deferred Compensation Plan ("DCP"). See Note 14 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At June 30, 2021, and September 30, 2020, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $2 million and $13 million at June 30, 2021, and September 30, 2020, respectively.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At June 30, 2021, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.7 billion.  TVA's collateral obligations at June 30, 2021, under these arrangements were approximately $1.1 billion, for which TVA had posted approximately $1.1 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.4 billion of receivables from power sales outstanding at both June 30, 2021, and September 30, 2020, nearly all counterparties were rated investment grade. The obligations of customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 3 — Accounts Receivable, Net, and Note 6 — Other Long-Term Assets.

    TVA had revenue from two LPCs that collectively accounted for 18 percent of total operating revenues for both the three months ended June 30, 2021 and 2020. TVA had revenue from two LPCs that collectively accounted for 16 percent and 17 percent of total operating revenues for the nine months ended June 30, 2021 and 2020, respectively.

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

Natural Gas. TVA purchases its natural gas requirements from a variety of suppliers and delivers to its gas fleet under firm and non-firm transportation contracts on multiple interstate natural gas pipelines. TVA contracts for storage capacity that allows for operational flexibility and increased supply during peak gas demand scenarios or supply disruptions. TVA also maintains on-site, fuel oil backup to operate at the majority of the combustion turbine sites in the event of major supply disruptions. In the event of nonperformance by suppliers, TVA believes that it can obtain replacement natural gas.

    Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at June 30, 2021. The contracted supply of coal is sourced from multiple geographic regions of the U.S. and is to be delivered via various transportation methods (e.g., barge, rail, and truck). Emerging technologies, environmental regulations, and low natural gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies. A continued decline in demand for coal could result in further consolidations, additional bankruptcies, restructuring, mine closures, or other scenarios. Current market conditions indicate limited availability of spot market coal due to increased exports, utility demand, and mine capacity capability.

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

In May 2021, TVA was notified of the Colonial Pipeline ransomware attack that shut down the pipeline for a period of time. The Colonial Pipeline delivers a portion of TVA’s refined products, such as gasoline and diesel fuel, among others. This event did not have a material impact on TVA business or operations. No alternative fuel supply sources or dispatch of alternative generation sources were necessary during this time, primarily as a result of having sufficient existing inventory.

Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur substantial costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the qualified pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At June 30, 2021, all of TVA's currency swaps and interest rate swaps as well as all of the derivatives in the NDT and ART were with banking counterparties whose Moody's credit ratings were A2 or higher.

    TVA classifies qualified forward natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At June 30, 2021, the natural gas contracts were with counterparties whose ratings ranged from B1 to Aa2. TVA recognizes the slowdown in demand and the impacts on the oil and gas industry as a result of the COVID-19 pandemic. TVA will continue to monitor the impacts and affected credit ratings and enforce contract performance assurance provisions when applicable.

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

Investment Funds

At June 30, 2021, Investment funds were comprised of $4.0 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $2.8 billion and $1.1 billion, respectively, at June 30, 2021.

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

    Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $231 million, private real assets of $85 million, and private credit of $42 million at June 30, 2021. The ART had unfunded commitments related to limited partnerships in private equity of $135 million, private real assets of $66 million, and private credit of $20 million at June 30, 2021. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses) (in millions)
		Three Months Ended June 30		Nine Months Ended June 30
Fund	Financial Statement Presentation	2021	2020	2021	2020
NDT	Regulatory asset	$107	$235	$361	$(11)
ART	Regulatory asset	48	97	168	(1)
SERP	Other income (expense)	3	7	8	(1)
DCP	Other income (expense)	1	2	1	—

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1984 to CY 2020) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at June 30, 2021.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2021, and September 30, 2020. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At June 30, 2021 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$644	$—	$—	$644
Government debt securities(1)	603	28	—	631
Corporate debt securities(2)	—	417	—	417
Mortgage and asset-backed securities	—	33	—	33
Institutional mutual funds	223	—	—	223
Forward debt securities contracts	—	2	—	2
Private equity funds measured at net asset value(3)	—	—	—	309
Private real asset funds measured at net asset value(3)	—	—	—	241
Private credit measured at net asset value(3)	—	—	—	65
Commingled funds measured at net asset value(3)	—	—	—	1,403
Total investments	1,470	480	—	3,968
Commodity contract derivatives	—	110	—	110
Total	$1,470	$590	$—	$4,078

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(4)	$—	$51	$—	$51
Interest rate swaps	—	1,666	—	1,666
Commodity contract derivatives	—	4	—	4
Total	$—	$1,721	$—	$1,721
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
Note
(1) During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts. Therefore, the fair value measurement using significant unobservable inputs was zero at October 1, 2020, and June 30, 2021.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at June 30, 2021, and September 30, 2020, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at June 30, 2021, and September 30, 2020, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At June 30, 2021		At September 30, 2020
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$74	$74	$87	$86

Loans and other long-term receivables, net (including current portion)	Level 2	118	109	105	93

EnergyRight® financing obligations (including current portion)	Level 2	85	95	97	108

Unfunded loan commitments	Level 2	—	4	—	2

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	24	32	26	35

Long-term outstanding power bonds (including current maturities), net	Level 2	18,000	23,943	19,743	26,630

Long-term debt of VIEs (including current maturities), net	Level 2	1,070	1,346	1,089	1,419

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

LPC sales
Approximately 92 percent of TVA's revenue from sales of electricity for the three and nine months ended June 30, 2021 was to LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During the three and nine months ended June 30, 2021, revenues generated from TVA's electricity sales were $2.5 billion and $7.3 billion, respectively, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three and nine months ended June 30, 2021 and 2020, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
Alabama	$359	$312	$1,072	$1,041
Georgia	60	52	184	179
Kentucky	163	140	457	455
Mississippi	237	204	686	668
North Carolina	15	13	49	50
Tennessee	1,646	1,485	4,810	4,809
Virginia	10	9	31	32
Subtotal	2,490	2,215	7,289	7,234
Off-system sales	1	1	5	3
Revenue from sales of electricity	2,491	2,216	7,294	7,237
Other revenue	36	35	109	113
Total operating revenues	$2,527	$2,251	$7,403	$7,350

    TVA's operating revenues by customer type for the three and nine months ended June 30, 2021 and 2020, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
Revenue from sales of electricity
Local power companies	$2,283	$2,058	$6,711	$6,716
Industries directly served	179	132	501	442
Federal agencies and other	29	26	82	79
Revenue from sales of electricity	2,491	2,216	7,294	7,237
Other revenue	36	35	109	113
Total operating revenues	$2,527	$2,251	$7,403	$7,350

    TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts have a 20-year termination notice provision that renews each year after their initial effective date, contingent upon certain circumstances, including limited rate increases going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the long-term Partnership Agreement were $43 million and $38 million, respectively, for the three months ended June 30, 2021 and 2020. The total wholesale bill credits to LPCs participating in the long-term Partnership Agreement were $133 million and $108 million, respectively, for the nine months ended June 30, 2021 and 2020. In June 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate up to approximately five percent of average total hourly energy sales over the prior five years in order to meet their individual customers' needs. As of August 2, 2021, 143 LPCs had signed the 20-year Partnership Agreement with TVA, and 71 LPCs had signed a Flexibility Agreement.

In August 2020, the TVA Board approved a Pandemic Relief Credit which became effective beginning October 2020. The 2.5 percent monthly base rate credit, expected to approximate $200 million in total for 2021, applies to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. Pandemic Relief Credits were

$52 million and $156 million, respectively, for the three and nine months ended June 30, 2021. There were no Pandemic Relief Credits for the three and nine months ended June 30, 2020.

    The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three and nine months ended June 30, 2021, and the percentage those revenues comprised of TVA's total operating revenues for the same periods, are summarized in the tables below:

TVA Local Power Company Contracts At or for the Three Months Ended June 30, 2021
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	142	$1,851	73.2%
5-year termination notice	11	432	17.1%
Total	153	$2,283	90.3%
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

TVA Local Power Company Contracts At or for the Nine Months Ended June 30, 2021
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	142	$5,505	74.4%
5-year termination notice	11	1,206	16.3%
Total	153	$6,711	90.7%
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

    TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues during the nine months ended June 30, 2021. Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues during the nine months ended June 30, 2020. Certain LPCs, including MLGW, are evaluating options for future energy choices. In addition, in January 2021, four LPCs accounting for four percent of TVA's total operating revenues for the nine months ended June 30, 2021, filed a complaint and petition with the Federal Energy Regulatory Commission ("FERC") asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. See Note 19 — Contingencies and Legal Proceedings — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment.

Contract Balances

    Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA does not have any material contract assets at June 30, 2021.

    Contract liabilities represent an entity's obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation.

    Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $82 million and $78 million for the three months ended June 30, 2021 and 2020, respectively. Incentives recorded as a reduction to revenue were $239 million and $238 million for the nine months ended June 30, 2021 and 2020, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At June 30, 2021, and September 30, 2020, the outstanding unpaid incentives were $178 million and $172 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements. Additionally, in May 2020, TVA established flexibility provisions to support the continued operations and recovery of participating customers experiencing financial and operational hardships as a result of the COVID-19 pandemic and corresponding economic downturn. These provisions were made available through the December 2020 application period, which could provide flexibility to customers through 2021. The provisions have not had a material impact to TVA.

16.  Other Income (Expense), Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income (Expense), Net
	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
Interest income	$3	$3	$9	$14
External services	3	3	10	9
Gains (losses) on investments	5	10	16	4
Miscellaneous	—	—	2	—
Total Other income (expense), net	$11	$16	$37	$27

17. Supplemental Cash Flow Information

    Construction in progress and Nuclear fuel expenditures included in Accounts payable and accrued liabilities at June 30, 2021 and 2020, were $396 million and $339 million, respectively, and are excluded from the Statements of Consolidated Cash Flows for the nine months ended June 30, 2021 and 2020, as non-cash investing activities.

Excluded from the Statements of Consolidated Cash Flows for the nine months ended June 30, 2021, were non-cash investing and financing activities of $233 million related primarily to lease assets and liabilities incurred for a finance lease that was amended in March 2021. Excluded from the Statements of Consolidated Cash Flows for the nine months ended June 30, 2020 were non-cash investing and financing activities related to lease equipment of $3 million.

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and nine months ended June 30, 2021 and 2020, were as follows:

Components of TVA's Benefit Plans(1)
	For the Three Months Ended June 30				For the Nine Months Ended June 30
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$14	$14	$5	$4	$42	$41	$14	$12
Interest cost	92	104	4	4	276	312	12	12
Expected return on plan assets	(123)	(122)	—	—	(369)	(366)	—	—
Amortization of prior service credit	(24)	(25)	(5)	(6)	(73)	(73)	(14)	(18)
Recognized net actuarial loss	113	109	3	2	340	327	8	7
Total net periodic benefit cost as actuarially determined	72	80	7	4	216	241	20	13
Amount expensed / (capitalized) due to actions of regulator	5	(3)	—	—	14	(11)	—	—
Total net periodic benefit cost	$77	$77	$7	$4	$230	$230	$20	$13
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

    TVA's minimum required pension plan contribution for 2021 is $300 million. TVA contributes $25 million per month to TVARS and as of June 30, 2021, had contributed $225 million. The remaining $75 million will be contributed by September 30,

2021. For the nine months ended June 30, 2021, TVA also contributed $70 million to the 401(k) plan, $20 million (net of $2 million in rebates) to the other post-retirement plans, and $6 million to the SERP.

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

•Within the Secondary Financial Protection level, the licensee of each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of approximately $138 million per reactor per incident. With TVA's seven reactors, the maximum total contingent obligation per incident is $963 million. This retrospective premium is payable at a maximum rate currently set at approximately $20 million per year per incident per reactor. Currently, 95 reactors are participating in the Secondary Financial Protection program.

In the event that a nuclear incident results in public liability claims, the primary level provided by ANI combined with the Secondary Financial Protection should provide up to approximately $13.5 billion in coverage.

    Federal law requires that each NRC power reactor licensee obtain property insurance from private sources to cover the cost of stabilizing and decontaminating a reactor and its station site after an accident. TVA carries property, decommissioning liability, and decontamination liability insurance from Nuclear Electric Insurance Limited ("NEIL") and European Mutual Association for Nuclear Insurance. The limits for each site vary depending on the site and range from up to $2.1 billion to $2.8 billion available for a loss at TVA's three sites. Some of this insurance may require the payment of retrospective premiums up to a maximum of approximately $128 million.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the Nuclear Regulatory Commission ("NRC") procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At June 30, 2021, $3.4 billion, representing the discounted value of future estimated decommissioning costs, was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. Decommissioning costs studies are updated for each of TVA's nuclear units at least every five years.

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

Non-Nuclear Decommissioning.  At June 30, 2021, $3.6 billion, representing the discounted value of future estimated decommissioning costs, was included in AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA's coal-fired and natural gas-fired generating units in general.  Environmental requirements placed on the operation of TVA's coal-fired and other generating units will likely continue to become more restrictive over time. Litigation over the regulation of emissions or discharges from coal-fired generating units is also occurring.  Failure to comply with environmental and safety requirements can result in TVA being subject to enforcement actions, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or the shutting down of non-compliant facilities.

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding GHG requirements) could lead to additional costs of $139 million from 2021 to 2025, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of approximately $800 million from 2021 to 2025 relating to TVA's CCR Program, as well as expenditures of approximately $156 million from 2021 to 2025 relating to compliance with Clean Water Act requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions that could increase these estimates.

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

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At both June 30, 2021 and September 30, 2020, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $14 million on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction may significantly affect TVA's future liability for remediating historical releases.

    Potential Liability Associated with Workers' Exposure to CCR Materials. In response to the 2008 ash spill at Kingston Fossil Plant ("Kingston"), TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee certain aspects of the cleanup. After the cleanup was completed, Jacobs was sued in the U.S. District Court for the Eastern District of Tennessee ("Eastern District") by employees of a contractor involved in the cleanup and family members of some of the employees. The plaintiffs alleged that Jacobs had failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs alleged that exposure to the fly ash caused a variety of significant health issues and illnesses, including in some cases death. The case was split into two phases, with the first phase considering, among other issues, general causation and the second determining specific causation and damages. On November 7, 2018, a jury hearing the first phase returned a verdict in favor of the plaintiffs, including determinations that Jacobs failed to adhere to its contract with TVA or the Site Wide Safety and Health Plan; Jacobs failed to provide reasonable care to the plaintiffs; and Jacobs's failures were capable of causing a list of medical conditions, ranging from hypertension to cancer. On January 11, 2019, the Eastern District referred the parties to mediation. Mediation has concluded, but the parties did not resolve the matter.

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

General. At June 30, 2021, TVA had accrued $14 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $12 million is included in Other long-term liabilities and $2 million is included in Accounts payable and accrued liabilities. In addition, TVA believes that it is reasonably possible that it may incur additional losses, in an amount expected not to exceed $30 million, in connection with current Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"). Under the Environmental Agreements, TVA committed to, among other things, take actions regarding coal units that have been completed. TVA also agreed to invest $290 million in certain TVA environmental projects of which TVA had spent approximately $280 million as of June 30, 2021. Additionally, TVA holds restricted cash in an interest earning trust to fund the remaining project commitments. Any interest earned through the trust must also be spent on agreed upon environmental projects. The total remaining committed spend, including interest earned through the trust, is approximately $11 million as of June 30, 2021. In exchange for these commitments, most past claims against TVA based on alleged New Source Review ("NSR") and associated violations were waived and cannot be brought against TVA. Future claims, including those for sulfuric acid mist and GHG emissions, can still be brought against TVA.

    The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the June 30, 2021 Consolidated Balance Sheets. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the Environmental Agreements as regulatory assets, and they are included as such on the June 30, 2021 Consolidated Balance Sheets and will be recovered in rates in future periods.

    Class Action Lawsuit Involving Kingston Fossil Plant. On November 7, 2019, a resident of Roane County, Tennessee, filed a proposed class action lawsuit against Jacobs and TVA in the U.S. District Court for the Eastern District of Tennessee. The complaint alleges that the class representative and all other members of the proposed class were damaged as a result of the 2008 ash spill at Kingston and the resulting cleanup activities. The complaint alleges, among other things, that (1) TVA was negligent in its construction and operation of the Kingston CCR facility, (2) TVA and Jacobs failed to take proper measures to mitigate environmental and health risks during the cleanup response, and (3) TVA and Jacobs misled the community about health and environmental risks associated with exposure to coal fly ash. The complaint seeks monetary damages and injunctive relief in the form of an order requiring the defendants to establish a blood testing program and medical monitoring protocol and to remediate damage to the properties of the proposed class. Briefing on complementary motions to dismiss filed by TVA and Jacobs closed July 1, 2020. The motions were referred to the magistrate judge for recommended dispositions, and in February 2021, the magistrate recommended the dismissal of all claims, except the plaintiff’s temporary nuisance claim. TVA and Jacobs filed objections to the recommendation to retain the temporary nuisance claim, and the plaintiff filed a motion for leave to file an amended complaint that alleged only a nuisance claim. On March 29, 2021, the district court issued an opinion adopting the magistrate’s recommendations and granting the plaintiff leave to file an amended complaint, which the plaintiff did. On April 20, 2021, TVA and Jacobs filed motions to dismiss the amended complaint. The parties subsequently agreed to dismiss the case without prejudice, and on June 16, 2021, the parties filed a joint stipulation of dismissal without prejudice with the court.

    Case Involving Tennessee River Boat Accident. In July 2015, plaintiffs filed suit in the U.S. District Court for the Northern District of Alabama ("Northern District"), seeking recovery for personal injuries sustained when the plaintiffs' boat struck a TVA transmission line which was being raised from the Tennessee River during a repair operation. The Northern District dismissed the case, finding that TVA's exercise of its discretion as a governmental entity in deciding how to carry out the operation barred any liability for negligence. In August 2017, the U.S. Court of Appeals for the Eleventh Circuit ("Eleventh Circuit") affirmed the decision. The plaintiffs petitioned the Supreme Court for review of the decision, arguing that the provision of the TVA Act which allows suit to be brought against TVA does not allow TVA to claim immunity for discretionary actions. In April 2019, the Supreme Court issued its opinion reversing the judgment of the Eleventh Circuit and remanding the case to the Eleventh Circuit. In July 2019, the Eleventh Circuit remanded the case to the district court for further proceedings consistent with the Supreme Court's opinion. TVA filed a motion for summary judgment on all of the plaintiffs’ claims on November 23, 2020, and the plaintiffs filed a motion for partial summary judgment. The court cancelled the trial scheduled for February 16, 2021, and stated that the trial would be rescheduled, if necessary, following the court’s ruling on the parties’ summary judgment motions. On April 9, 2021, the court issued a memorandum opinion and order granting in part and denying in part TVA’s summary judgment motion. The court denied in full the plaintiffs’ summary judgment motion. On June 15, 2021, through judicially hosted mediation, the parties agreed to settle the remaining claims. The parties filed a stipulation of dismissal on July 2, 2021, and on July 7, 2021, the court dismissed the case with prejudice.

    Case Involving Bellefonte Nuclear Plant. In November 2018, Nuclear Development, LLC, filed suit against TVA in the U.S. District Court for the Northern District of Alabama. The plaintiff alleges that TVA breached its agreement to sell Bellefonte to the plaintiff. The plaintiff seeks, among other things, (1) an injunction requiring TVA to maintain Bellefonte and the associated NRC permits until the case is concluded, (2) an order compelling TVA to complete the sale of Bellefonte to the plaintiff, and (3) if the court does not order TVA to complete the sale, monetary damages in excess of $30 million. In December 2018, Nuclear Development, LLC, and TVA filed a joint stipulation with the court. Under the stipulation, Nuclear Development, LLC, withdrew its request for an expedited hearing on its injunction in exchange for TVA's agreement to continue to maintain Bellefonte in accordance with the NRC permits and to give Nuclear Development, LLC, and the court five days prior notice of any filing by TVA to terminate the permits or sell the site. TVA filed a motion to dismiss the case in February 2019. In May 2019, the court denied TVA's motion. On September 23, 2020, the parties filed competing motions for summary judgment. On March 31, 2021, the court denied both parties' summary judgment motions. The court ruled as a matter of law that it would have been illegal under Section 101 of the Atomic Energy Act for TVA to close the sale, relying on past NRC precedent to reach that conclusion. Notwithstanding the legal rulings, the court held that there are disputed issues of material fact as to whether TVA satisfied its contractual obligations to use commercially reasonable best efforts and to cooperate with Nuclear Development, LLC, in effectuating the close of the sale. Trial took place in May 2021, and the parties filed post-trial briefs on June 9, 2021. Nuclear Development, LLC, also filed a motion for judgment on partial findings and to reconsider the court's March 31 ruling. The court held closing arguments on July 1, 2021, and the parties are waiting on the court's decision.

Case Involving Rate Changes. On June 9, 2020, a proposed class action lawsuit was filed against TVA and one of its LPCs, Bristol Virginia Utilities Authority ("BVUA"), in federal court in Abingdon, Virginia, by a LPC customer, asserting claims for breach of contract and violation of the Administrative Procedure Act. The lawsuit alleges that the customers of TVA's LPCs are third-party beneficiaries under TVA's wholesale power contracts with its LPCs and that TVA’s rate changes dating back to 2010 violate Section 11 of the TVA Act. Section 11 of the TVA Act establishes the broad policy that TVA power projects shall be considered primarily for the benefit of the people of the Tennessee Valley and that service to industry is a secondary purpose to be used principally to secure a sufficiently high load factor and revenue returns to permit domestic and rural use at the lowest possible rates. The remedies requested include an injunction prohibiting TVA rate changes that violate Section 11, monetary damages, and repayment of rates charged in violation of Section 11. TVA and BVUA filed motions to dismiss the case on November 9, 2020, and filed supplemental motions to dismiss on December 21, 2020, in response to an amended complaint filed by the plaintiff. Oral argument on the motions was held on February 18, 2021, and on March 19, 2021, the court granted TVA’s and BVUA's motions to dismiss. The plaintiff appealed the district court's judgment to the U.S. Court of Appeals for the Fourth Circuit ("Fourth Circuit") on April 15, 2021. The parties filed their briefs with the Fourth Circuit and are waiting for the court to inform them whether it will ask for oral argument or will decide the appeal based on the briefs.

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

The environmental groups request the federal court to (1) declare that TVA's entry into long-term power agreements without preparing an environmental review violated NEPA and the TVA Act, (2) vacate the long-term contracts, and (3) enjoin TVA from implementing "system-wide energy contract programs that significantly affect the environment." TVA filed a motion to dismiss the case on October 20, 2020, and filed a supplemental motion to dismiss on December 4, 2020, in response to an amended complaint filed by the plaintiffs. Oral argument on the motion was held on February 26, 2021. The court has not yet ruled on the motion. TVA filed the administrative record of the challenged decisions, and the plaintiffs filed a motion to complete the administrative record. Oral argument on that motion is scheduled for August 13, 2021.

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

Executive Overview

TVA's operating revenues were $2.5 billion and $7.4 billion for the three and nine months ended June 30, 2021, as compared with operating revenues of $2.3 billion and $7.4 billion for the three and nine months ended June 30, 2020. Operating revenues were relatively flat for the nine months ended June 30, 2021 as compared to the same period of the prior year, primarily as a result of higher energy sales for the nine months ended June 30, 2021 as compared to the prior year, partially offset by lower effective rates. Lower effective rates resulted primarily from the Pandemic Relief Credit that the TVA Board approved in August 2020, which became effective beginning October 2020. The 2.5 percent monthly base rate credit, expected to approximate $200 million in total for 2021, applies to service provided to TVA's local power company customers ("LPCs"), their large commercial and industrial customers, and TVA's directly served customers. For the nine months ended June 30, 2021, these credits accounted for $156 million of a decrease to operating revenue.

Total operating expenses decreased $163 million for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020, primarily as a result of a $286 million decrease in Depreciation and amortization expense for the nine months ended June 30, 2021 as compared to the same period of the prior year. This decrease was primarily driven by a decrease in depreciation expense as a result of the decision in 2019 to accelerate the retirements of Bull Run Fossil Plant ("Bull Run") and Paradise Fossil Plant ("Paradise"). Partially offsetting this decrease, Operating and maintenance expense increased $92 million and fuel and purchased power expense increased $48 million for the nine months ended June 30, 2021 as compared to the same period of the prior year. The increase in Operating and maintenance expense was primarily due to an increase in contract labor driven by operational needs and work to support the company's strategic priorities and an increase in payroll and benefit costs. The increase in fuel and purchased power expense was primarily due to higher effective fuel rates from higher natural gas prices and higher market rates of purchased power, as well as an increase in volume due to higher demand.

TVA continues to closely monitor developments associated with the COVID-19 pandemic, including impacts from variants. Based on current internal models, TVA estimates that the COVID-19 pandemic has had little impact on TVA's base revenue from changes in sales volume for the nine months ended June 30, 2021. At this time, TVA does not anticipate revenue will be materially impacted for the remainder of 2021 and beyond, except for credits granted through customer pandemic initiatives. In addition, operations and delivery of energy to customers have not been materially impacted by the COVID-19 pandemic at this time. See Key Initiatives and Challenges - COVID-19 Pandemic for an expanded discussion of the impact to TVA and related initiatives.

    TVA continues to maintain 99.999 percent reliability in delivering energy to its customers. TVA's reliability, competitive rates, and economic development efforts continue to attract and encourage the expansion of business and industries in the Tennessee Valley, with over $7.8 billion in investments and more than 65,300 jobs created or retained through the third quarter of 2021.

Results of Operations

Sales of Electricity

    Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 37,175 million and 34,272 million of kWh for the three months ended June 30, 2021 and 2020, respectively. Sales of electricity for the nine months ended June 30, 2021 and 2020, were 113,606 million and 108,396 million of kWh, respectively. TVA sells power at wholesale rates to LPCs that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

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

	Degree Days
	Variation from Normal						Variation from Prior Period
	2021	Normal	Percent Change	2020	Normal	Percent Change	Percent Change
Heating Degree Days
Three Months Ended June 30	263	191	37.7%	305	191	59.7%	(13.8)%
Nine Months Ended June 30	3,207	3,350	(4.3)%	3,039	3,350	(9.3)%	5.5%

Cooling Degree Days
Three Months Ended June 30	502	565	(11.2)%	473	565	(16.3)%	6.1%
Nine Months Ended June 30	549	617	(11.0)%	586	617	(5.0)%	(6.3)%

    Sales of electricity increased eight percent for the three months ended June 30, 2021, as compared to the same period of the prior year. The increased sales volume was primarily due to lower energy sales for the three months ended June 30, 2020, associated with the COVID-19 pandemic, which contributed to over 75 percent of the change in sales of electricity for the three months ended June 30, 2021.

Sales of electricity increased five percent for the nine months ended June 30, 2021, as compared to the same period of the prior year primarily due to lower energy sales for the nine months ended June 30, 2020, associated with the COVID-19 pandemic. In addition, sales of electricity from industries directly served increased as a result of certain customers shifting maintenance outages from December 2020 to the summer of 2020, while businesses were closed due to the COVID-19 pandemic.

Financial Results

The following table compares operating results for the three and nine months ended June 30, 2021 and 2020:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended June 30			Nine Months Ended June 30
	2021	2020	Percent Change	2021	2020	Percent Change
Operating revenues	$2,527	$2,251	12.3%	$7,403	$7,350	0.7%
Operating expenses	1,937	1,716	12.9%	5,513	5,676	(2.9)%
Operating income	590	535	10.3%	1,890	1,674	12.9%
Other income (expense), net	11	16	(31.3)%	37	27	37.0%
Other net periodic benefit cost	65	63	3.2%	194	190	2.1%
Interest expense	267	283	(5.7)%	824	859	(4.1)%
Net income (loss)	$269	$205	31.2%	$909	$652	39.4%

Operating Revenues.  Operating revenues for the three months ended June 30, 2021 and 2020, were $2.5 billion and $2.3 billion, respectively. Operating revenues were $7.4 billion for the both the nine months ended June 30, 2021 and the nine months ended June 30, 2020. The following charts compare TVA's operating revenues for the periods indicated:

Operating Revenues
Three Months Ended June 30
(in millions)
$2,500
$2,000
$1,500
$1,000
$500
$—
$2,283
$179
$29
$36
$2,058
$132
$26
$35
2021
2020
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

Operating Revenues
Nine Months Ended June 30
(in millions)
$8,000
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$—
$6,711
$501
$82
$109
$6,716
$442
$79
$113
2021
2020
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues during the nine months ended June 30, 2021. Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues during the nine months ended June 30, 2020. Certain LPCs, including MLGW, are evaluating options for future energy choices. In addition, in January 2021, four LPCs accounting for four percent of TVA's total operating revenues for the nine months ended June 30, 2021, filed a complaint and petition with the Federal Energy Regulatory Commission ("FERC") asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. See Note 19 — Contingencies and Legal Proceedings — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment.

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

In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts have a 20-year termination notice provision that renews each year after their initial effective date, contingent upon certain circumstances, including limited rate increases going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of August 2, 2021, 143 LPCs had signed the 20-year Partnership Agreement with TVA.

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

    The changes in revenue components for the three and nine months ended June 30, 2021, compared to the three and nine months ended June 30, 2020, are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended June 30			Nine Months Ended June 30
	2021	2020	Change	2021	2020	Change
Base revenue
Energy revenue	$1,086	$1,011	$75	$3,341	$3,190	$151
Demand revenue	844	750	94	2,454	2,427	27
Grid access charge	149	149	—	447	448	(1)
Long-term partnership credits for LPCs	(43)	(38)	(5)	(133)	(108)	(25)
Pandemic relief credit	(52)	—	(52)	(156)	—	(156)
Other charges and credits(1)	(151)	(137)	(14)	(467)	(447)	(20)
Total base revenue	1,833	1,735	98	5,486	5,510	(24)
Fuel cost recovery	657	480	177	1,803	1,724	79
Off-system sales	1	1	—	5	3	2
Revenue from sales of electricity	2,491	2,216	275	7,294	7,237	57
Other revenue	36	35	1	109	113	(4)
Total operating revenues	$2,527	$2,251	$276	$7,403	$7,350	$53
Note
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 15 — Revenue.

    Operating revenues increased $276 million for the three months ended June 30, 2021, as compared to the same period of the prior year, primarily due to a $177 million increase in fuel cost recovery revenue and a $98 million increase in base revenue. The $177 million increase in fuel cost recovery revenue was driven by a $137 million increase attributable to higher fuel rates and a $40 million increase attributable to higher energy sales during the quarter. The $98 million increase in base revenue was driven by an increase of $142 million attributable to higher sales volume partially offset by a decrease of $44 million attributable to lower effective rates. Higher sales volume was primarily due to lower energy sales for the three months ended June 30, 2020, associated with the COVID-19 pandemic, compared to the current period. Lower effective rates resulted primarily from the Pandemic Relief Credits that began in 2021, totaling $52 million for the three months ended June 30, 2021.
Operating revenues increased $53 million for the nine months ended June 30, 2021, as compared to the same period of the prior year, primarily due to a $79 million increase in fuel cost recovery revenue partially offset by a $24 million decrease in base revenue. The $79 million increase in fuel cost recovery revenue was driven by an $83 million increase attributable to higher energy sales during the nine months ended June 30, 2021 partially offset by a $4 million decrease attributable to lower fuel rates. The $24 million decrease in base revenue was driven by a decrease of $180 million attributable to lower effective rates partially offset by an increase of $157 million attributable to higher sales volume. Lower effective rates resulted primarily from the Pandemic Relief Credits that began in 2021, totaling $156 million for the nine months ended June 30, 2021. Higher sales volume was primarily due to the lower energy sales for the nine months ended June 30, 2020, associated with the COVID-19 pandemic, compared to the nine months ended June 30, 2021.
Operating Expenses. Operating expense components as a percentage of total operating expenses for the three and nine months ended June 30, 2021 and 2020, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended June 30			Nine Months Ended June 30
	2021	2020	Change	2021	2020	Change
Operating expenses
Fuel	$428	$312	$116	$1,210	$1,164	$46
Purchased power	251	209	42	682	680	2
Operating and maintenance	747	681	66	2,106	2,014	92
Depreciation and amortization	385	389	(4)	1,144	1,430	(286)
Tax equivalents	126	125	1	371	388	(17)
Total operating expenses	$1,937	$1,716	$221	$5,513	$5,676	$(163)

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

Fuel expense increased $116 million for the three months ended June 30, 2021, as compared to the same period of the prior year. This increase was primarily due to higher effective fuel rates of $76 million due to higher natural gas prices, as well as an increase in fuel volume of $23 million due to higher demand primarily met by TVA-owned generation. Additionally, there was an increase in fuel cost recovery of $17 million to recognize deferred fuel costs resulting from volatility in the natural gas and purchased power markets related to the winter storm in February 2021.
Purchased power expense increased $42 million for the three months ended June 30, 2021, as compared to the same period of the prior year. This was primarily due to an increase in volume of $28 million, as well as an increase in the effective rate of purchased power of $6 million resulting from higher market prices. Additionally, there was an increase in fuel cost recovery of $8 million to recognize deferred fuel costs resulting from volatility in the natural gas and purchased power markets related to the winter storm in February 2021.
Operating and maintenance expense increased $66 million for the three months ended June 30, 2021, as compared to the same period of the prior year. This was primarily due to a $26 million increase in contract labor driven by operational needs and work to support the company's strategic priorities and a $19 million increase in payroll and benefit costs primarily due to labor escalation for cost of living increases.

Depreciation and amortization expense decreased $4 million for the three months ended June 30, 2021, as compared to the same period of the prior year.  This was primarily driven by a $24 million decrease of amortization expense of decommissioning costs recovered in rates. Partially offsetting this decrease was an increase due to depreciation of additions to completed plant.
Nine Months Ended June 30, 2021, Compared to Nine Months Ended June 30, 2020
Fuel expense increased $46 million for the nine months ended June 30, 2021, as compared to the same period of the prior year. This increase was primarily due to higher effective fuel rates of $61 million due to higher natural gas prices, as well as an increase in fuel volume of $55 million due to higher demand primarily met by TVA-owned generation. Partially offsetting these increases was a decrease in fuel cost recovery of $70 million resulting from volatility in the natural gas and purchased power markets in both the nine months ended June 30, 2021 and 2020.

Purchased power expense increased $2 million for the nine months ended June 30, 2021, as compared to the same period of the prior year. This was primarily due to an increase in the effective rate of purchased power of $22 million resulting from higher market prices, as well as an increase in volume of $12 million. Partially offsetting these increases was a decrease in fuel cost recovery of $32 million resulting from volatility in the natural gas and purchased power markets in both the nine months ended June 30, 2021 and 2020.
Operating and maintenance expense increased $92 million for the nine months ended June 30, 2021, as compared to the same period of the prior year. This was primarily due to a $52 million increase in contract labor driven by operational needs and work to support the company's strategic priorities and a $40 million increase in payroll and benefit costs primarily due to labor escalation for cost of living increases. Partially offsetting these increases was a reduction related to TVA's capital spare program of $15 million.

Depreciation and amortization expense decreased $286 million for the nine months ended June 30, 2021, as compared to the same period of the prior year.  This was primarily driven by a net decrease in depreciation expense of $264 million related to the decision in 2019 to accelerate the retirements of Bull Run and Paradise. Paradise was fully depreciated in the second quarter of 2020. Additionally, amortization expense of decommissioning costs recovered in rates decreased $72 million. Partially offsetting these decreases was an increase due to depreciation of additions to completed plant.
Tax equivalents expense decreased $17 million for the nine months ended June 30, 2021, as compared to the same period of the prior year. The change was primarily driven by a decrease in TVA's revenue from sales of electricity in 2020, which is used as the basis for calculating tax equivalent expense. Partially offsetting this decrease was an increase in tax equivalents collected in the fuel cost recovery.
The following table shows TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source
	Three Months Ended June 30
	2021		2020
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	6,515	17%	2,835	8%	3,680	130%
Nuclear	16,113	43%	15,223	44%	890	6%
Hydroelectric	2,899	8%	4,273	12%	(1,374)	(32)%
Natural gas and/or oil-fired	7,011	18%	7,929	23%	(918)	(12)%
Total TVA-operated generation facilities(1)	32,538	86%	30,260	87%	2,278	8%
Purchased power (non-renewable)(2)	3,278	9%	2,360	7%	918	39%
Purchased power (renewable)(3)	1,924	5%	2,232	6%	(308)	(14)%
Total purchased power	5,202	14%	4,592	13%	610	13%
Total power supply	37,740	100%	34,852	100%	2,888	8%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Purchased power (non-renewable) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,080 million kWh and 1,013 million kWh for the three months ended June 30, 2021 and 2020, respectively.
(3) Purchased power (renewable) includes purchased power from the following renewable sources: hydroelectric, solar, wind, biomass, and cogeneration.

Total Power Supply by Generating Source
	Nine Months Ended June 30
	2021		2020
	kWh (millions)	Percent of Power Supply	kWh (millions)	Percent of Power Supply	Change	Percentage Change
Coal-fired	15,656	13%	11,767	11%	3,889	33%
Nuclear	49,365	43%	47,740	43%	1,625	3%
Hydroelectric	12,202	11%	12,869	12%	(667)	(5)%
Natural gas and/or oil-fired	23,768	21%	23,791	21%	(23)	—%
Total TVA-operated generation facilities(1)	100,991	88%	96,167	87%	4,824	5%
Purchased power (non-renewable)(2)	8,590	7%	7,565	7%	1,025	14%
Purchased power (renewable)(3)	5,773	5%	6,531	6%	(758)	(12)%
Total purchased power	14,363	12%	14,096	13%	267	2%
Total power supply	115,354	100%	110,263	100%	5,091	5%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Purchased power (non-renewable) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 3,039 million kWh and 2,932 million kWh for the nine months ended June 30, 2021 and 2020, respectively.
(3) Purchased power (renewable) includes purchased power from the following renewable sources: hydroelectric, solar, wind, biomass, and cogeneration.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. TVA estimates energy needs could be reduced by 2,500 million kWh in 2021 due to TVA's energy efficiency programs.

Interest Expense.  Interest expense and interest rates for the three and nine months ended June 30, 2021 and 2020, were as follows:

Interest Expense and Rates
	Three Months Ended June 30			Nine Months Ended June 30
	2021	2020	Percent Change	2021	2020	Percent Change
Interest expense(1)	$267	$283	(5.7)%	$824	$859	(4.1)%

Average blended debt balance(2)	20,746	22,159	(6.4)%	20,990	22,079	(4.9)%

Average blended interest rate(3)	5.00%	4.96%	0.8%	5.10%	5.04%	1.2%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of VIE, and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

    Total interest expense decreased $16 million and $35 million for the three and nine months ended June 30, 2021, as compared to the same periods of the prior year.  These decreases were primarily driven by lower average debt balances.

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

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Power bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at June 30, 2021, were $19.8 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 8 — Variable Interest Entities), could provide supplementary funding if needed. Currently, TVA expects to have adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade. See Lease Financings below, Note 8 — Variable Interest Entities, and Note 11 — Debt and Other Obligations for additional information.

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

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At June 30, 2021, the average maturity of long-term power bonds was 16.10 years, and the average interest rate was 4.59 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at June 30, 2021. See Lease Financings below, Note 8 — Variable Interest Entities, and Note 11 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowing Table
	At June 30, 2021	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021	At June 30, 2020	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount Notes	$1,598	$1,258	$743	$777	$1,152	$909
Maximum Month-End Gross Amount Outstanding (During Period)
Discount Notes	N/A	$1,598	$1,598	N/A	$1,800	$1,875
Weighted Average Interest Rate
Discount Notes	0.02%	0.01%	0.02%	0.11%	0.19%	0.90%

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

Summary Cash Flows

    A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash were $519 million at June 30, 2021, compared to $823 million at June 30, 2020. A summary of cash flow components for the nine months ended June 30, 2021 and 2020, follows:

    Cash provided by (used in):

    Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

    Net cash flows provided by operating activities decreased $269 million for the nine months ended June 30, 2021, as compared to the same period of the prior year. The decrease is primarily due to reduced revenue collections from lower effective rates as a result of the Pandemic Relief Credit and timing of fuel cost recovery revenue. In addition, cash used for ARO settlements increased as compared to the same period of the prior year. These decreases were partially offset by lower payments on discretionary spend to mitigate COVID-19 financial impacts and decreased inventory purchases.

    Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services.

Net cash flows used in investing activities increased $231 million for the nine months ended June 30, 2021, as compared to the same period of the prior year driven by an increase in capacity expansion projects primarily related to two combustion turbine gas facilities at TVA's Paradise and Colbert Fossil Plant ("Colbert") sites, the Johnsonville aeroderivative combustion turbine project, and nuclear fleet improvement projects. This increase was partially offset by a decrease in expenditures for the Pickwick South Embankment remediation project nearing completion.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

    Net cash used in financing activities increased $3 million for the nine months ended June 30, 2021, as compared to the same period of the prior year, primarily due to TVA holding higher Cash and cash equivalents at June 30, 2020 as a result of higher volatility in the financial markets associated with the COVID-19 pandemic. In addition, payments on leaseback transactions were higher for the nine months ended June 30, 2021. These increases were partially offset by a decrease in net debt redemptions.

Impact of COVID-19 to Liquidity

Based on current internal models, TVA estimates that the COVID-19 pandemic has had little impact on TVA's base revenue from changes in sales volume for the nine months ended June 30, 2021. To support LPCs and strengthen the public power response to the COVID-19 pandemic, TVA created initiatives such as the Public Power Support and Stabilization Program, Back-to-Business Credit Program, Community Care Fund, and Pandemic Relief Credit. TVA has also provided regulatory flexibility for LPCs to halt disconnection of services. At this time, TVA does not anticipate revenue will be materially impacted for the remainder of 2021 and beyond, except for credits granted through customer pandemic initiatives discussed above. See Key Initiatives and Challenges — COVID-19 Pandemic for an expanded discussion of these initiatives and the impact to TVA.

    Contractual Obligations
    TVA has certain obligations and commitments to make future payments under contracts. During the nine months ended June 30, 2021, there were no material changes in TVA's contractual obligations outside of the ordinary course of business. TVA's contractual obligations are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 21 — Benefit Plans of the Notes to Consolidated Financial Statements in the Annual Report.

Key Initiatives and Challenges

COVID-19 Pandemic

     In December 2019, a novel strain of coronavirus was reported. As this strain continued to spread across the globe, the World Health Organization declared the outbreak of the 2019 novel coronavirus a pandemic on March 11, 2020. In 2020, TVA performed risk analyses across the company to determine potential impacts, and TVA has continued to monitor risk and potential impacts throughout the situation, including impacts from variants. TVA implemented a company-wide pandemic plan to address specific aspects of the COVID-19 pandemic, and the pandemic plan continually evolves based on medical guidance and federal, regional, and local requirements and guidelines.

Based on ongoing monitoring, COVID-19 continues to pose a significant risk in the U.S. and in the Tennessee Valley region, and as a result TVA has extended the timeframe for workforce reintegration and continues to limit non-essential travel. Mandatory telework has been implemented for those employees who do not have to be physically present at a TVA facility or office building to provide mission-essential activities or produce safe, reliable power. TVA continues to implement strong physical and cybersecurity measures to ensure that systems remain functional to keep employees, customers, and communities safe and enable TVA to continue achieving its mission to serve the people of the Valley. In addition to measures to protect its workforce, stakeholders, and critical operations, TVA is actively monitoring generation, transmission, and distribution functions. Operations and delivery of energy to customers have not been materially impacted by the COVID-19 pandemic at this time. All TVA recreation areas that had initially closed to slow the spread of the virus have now reopened. Visitor centers at TVA dams remain closed for public and staff safety.

Based on current internal models, TVA estimates that the COVID-19 pandemic has had little impact on TVA's base revenue from changes in sales volume for the nine months ended June 30, 2021. At this time, TVA does not anticipate revenue will be materially impacted for the remainder of 2021 and beyond, except for credits granted through customer pandemic initiatives. The ultimate impact of the COVID-19 pandemic on TVA's financial condition depends on factors beyond TVA's knowledge or control, including the duration and severity, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region's economy. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Revenues.

TVA also continues to assess potential supplier performance risks, including procurement of fuel, parts, and services. If suppliers are unable to perform under TVA's existing contracts or if TVA is unable to obtain similar services from other vendors, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. TVA has experienced minimal impacts due to force majeure events, with the exception of a manufacturing delay for a major turbine component. A mitigation strategy was developed by TVA and the vendor which reduced impacts to TVA's outage schedule. TVA will continue to monitor the supply base and remain in contact with suppliers to identify potential risks, including impacts on workforce availability due to recently announced special protocols for unvaccinated federal government employees and contractors.

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

Program Flexibility. In 2020, TVA established flexibility provisions for certain economic development programs for participating customers impacted by the COVID-19 pandemic. These provisions were made available through the December 2020 application period, which could provide flexibility to customers through 2021. TVA also offered deferral options for EnergyRight® program loan payments, through October 31, 2020, for customers experiencing financial hardship. All EnergyRight® loans approved for the deferral period resumed payments in the second quarter of 2021. See Note 6 — Other Long-Term Assets, Note 9 — Other Long-Term Liabilities, and Note 15 — Revenue.

Financial Support. In 2020, the TVA Board approved the Public Power Support and Stabilization Program. Through this program, TVA offered up to $1.0 billion of credit support to LPCs that demonstrated the need for temporary financial relief, through the deferral of a portion of LPCs' wholesale power payments owed to TVA.  The program ended December 31, 2020, with a total of $1 million of credit support approved under the program. The $1 million was fully repaid in the second quarter of 2021.

Back-to-Business Credit Program. TVA created the Back-to-Business Credit Program to enable TVA and LPCs to provide relief to certain large customers affected by the COVID-19 pandemic by providing certain credits when returning to operations. As of June 30, 2021, TVA had provided approximately $13 million in Back-to-Business credits under this program since its inception, with over $3 million provided for the nine months ended June 30, 2021. This program is available through 2021.

Community Care Fund. TVA also continues to partner with LPCs through the Community Care Fund by making available over $4 million in TVA matching funds to support local initiatives that address hardships created by the COVID-19 pandemic. As of June 30, 2021, approximately $4 million in matching funds had been provided by TVA, with over $1 million provided for the nine months ended June 30, 2021.

Pandemic Relief Credit. In August 2020, the TVA Board approved a Pandemic Relief Credit which became effective beginning October 2020. The 2.5 percent monthly base rate credit, expected to approximate $200 million in total for 2021, applies to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. As of June 30, 2021, TVA had provided approximately $156 million in Pandemic Relief Credits.

    These actions show TVA's commitment to support the financial integrity of LPCs along with communities and customers across the Tennessee Valley during these challenging economic conditions caused by the COVID-19 pandemic. The COVID-19 pandemic is an evolving situation that may lead to extended disruption of economic activity and an adverse impact on TVA's results of operations. TVA continues to closely monitor developments and will adjust its response as necessary to ensure reliable service while protecting the safety and health of its workforce.

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

Fiber Optic Network. In 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as they enter the market. As of June 30, 2021, TVA had spent $144 million on installation of the fiber optic lines and expects to spend an additional $156 million.

Electric Vehicles. TVA is partnering with LPCs and others to support the electrification of transportation in the Valley in a multi-year electric vehicle ("EV") initiative. The initiative focuses on reducing or eliminating EV market barriers by setting EV policies, improving charging infrastructure availability, and exploring EV programs, including consumer education and awareness. In November 2020, the TVA Board approved new policies and an optional wholesale EV rate aimed at encouraging the development of charging infrastructure in the Valley. The updated policies enable LPC investment in public charging infrastructure and allow for the conditional resale of electricity, for transportation purposes only, by any charging developer on a kWh basis. The optional wholesale rate was developed with high power EV charging in mind and provides a stable option for those developing charging infrastructure.

TVA is also working with state agencies, LPCs, and third-party charging developers to create a network of public fast charging stations along major travel routes in its seven-state region. In February 2021, TVA began a partnership with the State of Tennessee to develop funding programs for a statewide EV fast charging network with plans for fast charging stations every 50 miles along Tennessee's interstates and major highways. In March 2021, TVA and five other major utilities formed the Electric Highway Coalition to develop a network of fast charging stations along all major highway routes within their service territories. Since formation, the Electric Highway Coalition has gained additional members committed to coordination on the development of electric vehicle charging infrastructure across the central U.S.

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

    Renewable Power Purchase Agreements.  In order to meet customer preferences and requirements for cleaner energy, TVA has entered into certain power purchase agreements ("PPAs") with renewable resource providers, which are summarized in the chart below:
Notes
(1) The 2017 request for proposal ("RFP") consists of four solar PPAs. Of these four projects, one is expected to come online in 2021, one in 2022, and one in 2023. The fourth project is not moving forward, and the PPA for that project has been terminated.
(2) The 2019 RFP consists of six solar PPAs, expected to come online in 2023.
(3) The 2020 RFP consists of seven solar PPAs, expected to come online in 2023.
(4) In addition, the 2019 RFP includes 50 MW of battery storage and the 2020 RFP includes 130 MW of battery storage that are not included in the chart above.

TVA anticipates making any remaining selections related to the 2020 RFP in the fourth quarter of 2021. TVA also issued an additional request for proposal during the third quarter of 2021 for up to 200 MW of new renewable energy and anticipates making selections in 2022. TVA will procure the renewable energy and sell the resulting Renewable Energy Certificates ("RECs") to specific customers, allowing TVA to increase its renewable energy portfolio without additional costs to other Tennessee Valley customers.  These agreements help to align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy.

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

Automated Energy Exchange Platform

TVA and other utilities across the southeastern United States are exploring the creation of an automated energy exchange platform across the region, to facilitate more short-term power exchanges. The energy exchange would be an enhancement to the existing bilateral market. The creation of this energy exchange platform requires approval of the Federal Energy Regulatory Commission, which regulates the transmission and wholesale sale of electricity in interstate commerce. The utilities under full FERC jurisdiction filed for approval of the energy exchange on February 12, 2021, and although not subject to FERC’s jurisdiction with respect to the energy exchange, TVA intervened in support of the FERC proceeding and joined with the other utilities in answering comments offered by interested parties. On May 4, 2021, FERC issued a deficiency letter in which it requested more detail on several aspects of the Southeast Energy Exchange Market ("SEEM"). The utilities under full jurisdiction filed a response on June 7, 2021, in which they provided the detail that FERC requested and also offered several improvements to SEEM. TVA’s participation would be subject to TVA Board approval and the completion of appropriate environmental reviews. These discussions demonstrate TVA's commitment to seeking new ways to continue to deliver low-cost power to the Tennessee Valley.

Sustainability Reports

    Sustainability has been a critical part of TVA’s mission since the TVA Act was signed in 1933 and continues to be a focus in TVA's mission to deliver affordable and reliable energy, steward the environment, and create sustainable economic growth. TVA issued its first Corporate Sustainability Report in 2020, which highlighted the energy, environmental, economic and societal impacts of TVA’s everyday activities. In 2021, TVA continued to highlight its sustainability efforts with issuances of its next Corporate Sustainability Report and a supplemental Carbon Report. TVA also anticipates issuing an Edison Electric Institute Environmental, Social, Governance and Sustainability Report, among others, in 2021.

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

    Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. The revised hydrology models were reviewed and approved by the NRC for Watts Bar Units 1 and 2. However, TVA identified an error in the modeling that will require the models for Watts Bar Units 1 and 2 to be resubmitted. TVA plans to resubmit models for Watts Bar Units 1 and 2 by the end of the fourth quarter of 2021.  In addition, TVA submitted models for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2 in 2020.  TVA will subsequently address conditions at Browns Ferry as needed.  As of June 30, 2021, TVA had spent $155 million on the modifications and improvements related to extreme flooding preparedness. TVA is deferring the decision on the need for additional modifications until after the modeling work is complete.
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

    Apparent Violations of NRC Regulations. On March 2, 2020, the NRC issued a letter to TVA identifying four apparent violations of NRC regulations that prohibit licensees from retaliating against employees for their having raised protected nuclear safety concerns. In June 2020, TVA participated in a pre-decisional enforcement conference before the NRC, and in August 2020, the NRC issued violations to TVA and a notice of proposed imposition of civil penalties in an amount less than $1 million. TVA submitted a written response to the NRC that denied the violations and opposed the imposition of civil penalties. In October 2020, the NRC issued an order imposing civil penalties in an amount less than $1 million. In November 2020, TVA responded to the NRC, opposing the order and civil penalty and requesting an evidentiary hearing before the NRC’s Atomic Safety and Licensing Board. The evidentiary hearing is scheduled for October 2021.

On March 9, 2020, the NRC issued a letter to TVA identifying twelve apparent violations of NRC regulations: six relating to operational activities and six relating to NRC regulations governing the completeness and accuracy of information. TVA participated in a pre-decisional enforcement conference before the NRC in July 2020, and in November 2020, the NRC issued five violations to TVA and a notice of proposed imposition of civil penalties in an amount less than $1 million. TVA submitted a written response to the NRC violations in December 2020, accepting the violations in part and denying them in part, and requesting a reduction of the civil penalties consistent with the denial. On July 23, 2021, the NRC issued final determinations imposing reduced civil penalties in an amount less than $1 million.

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

    The project involved extensive engineering analyses and modification and replacement of certain existing plant components to enable the units to produce the additional power requested by the license amendments. Physical work on all units was completed in 2019. The generating capacity was validated through operation of all units for four seasons, completion of additional testing, and issuance of related engineering memos. The project had a total cost of $457 million and increased nuclear summer net capability by approximately 353 MW.

Watts Bar Unit 2. During the refueling outage in the first quarter of 2021, TVA identified degraded steam generator conditions on Watts Bar Unit 2. Based on a continued operation assessment, TVA submitted a License Amendment Request that supports unit operation until September 2021, which was approved by the NRC in June 2021. A project team is in place to ensure operational assessments, analysis work, and regulatory interface occur to allow for a safe and efficient mid-cycle steam generator inspection. Watts Bar Unit 2 will remain at 90 percent of rated output until assessments are completed, defining the conditions required to operate the unit until the mid-cycle outage in the September 2021 timeframe. The mid-cycle outage will focus on an inspection protocol with multiple contingency repair strategies such that safe and reliable operation can be assured until the permanent steam generator replacement occurs, which is projected for March 2022.

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

    Optimum Energy Portfolio. TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. During 2019, the TVA Board approved the Integrated Resource Plan, which recommended an action to evaluate the engineering end-of-life of aging fossil units. These assessments consider material condition, plant performance, system flexibility needs, environmental impacts, grid support, and other factors. TVA is also considering plans for additional generating facilities to replace retiring or expiring capacity and to support a low cost, reliable, flexible, and increasingly clean power system. TVA will prepare environmental reviews pursuant to the National Environmental Policy Act ("NEPA") prior to retiring or building a plant. Environmental reviews evaluating the potential retirement of the Cumberland Fossil Plant ("Cumberland") and Kingston Fossil Plant ("Kingston") and replacement with other generation are now underway.

Natural Gas-Fired Units. During 2019, the TVA Board approved an expansion of approximately 1,500 MW of peaking gas replacement capacity at two combustion turbine gas facilities to coincide with the retirement of Allen combustion turbine units 1-20 and Johnsonville combustion turbine units 1-16, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. In 2020, detailed design and engineering work began at TVA’s Paradise and Colbert sites to further scope out the projects and supply information needed for the NEPA review. In July 2021, environmental reviews under NEPA and other applicable laws were complete. Each project is expected to increase combustion turbine generation capacity by 750 MW at a cost not to exceed approximately $503 million per project. As of June 30, 2021, TVA had spent approximately $246 million on these expansions for the design and engineering work and for long lead time equipment that could be used at any site. TVA expects to spend an additional $760 million on these expansions and for both projects to enter commercial operations by the end of CY 2023.

During 2019, the TVA Board approved approximately 500 MW for an aeroderivative combustion turbine project, at a cost not to exceed $499 million, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. In 2020, detailed design and engineering work began at TVA’s Johnsonville site to further scope out the project and supply information needed for the NEPA review. As of June 30, 2021, TVA had spent approximately $59 million on the design and engineering work and for long lead time equipment that could be used at any site. TVA expects to spend an additional $440 million on these expansions and for the project to enter commercial operations by the end of CY 2024.

    Coal Combustion Residuals Facilities. TVA has committed to a programmatic approach for the elimination of wet storage of coal combustion residuals ("CCR") within the TVA service area. Under this program ("CCR Program"), TVA performed stability remediation, completed the conversion of all operational coal-fired plants to dry CCR storage, and is now closing all remaining wet storage facilities.

    Dry generation and dewatering projects. Conversion of coal plant CCR wet processes to dry generation or dewatering is complete at Bull Run, Shawnee Fossil Plant ("Shawnee"), and Kingston. Construction at Gallatin Fossil Plant ("Gallatin") was completed during 2020. Construction of dewatering and dry generation facilities at Cumberland was completed in the second quarter of 2021.

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

    In compliance with the CCR Rule, TVA published the results of 2020 groundwater testing at its CCR facilities during the second quarter of 2021. The results included values above groundwater protection standards for some constituents at certain CCR units. TVA previously identified several CCR units with constituents at statistically significant levels above site-specific groundwater protection standards. TVA has completed an assessment of corrective measures (“ACM”), which analyzes the effectiveness of potential corrective actions, and has published ACM reports to its CCR Rule Compliance Data and Information website. Based on the results of the ACM, TVA is required to select a remedy as soon as feasible. TVA continues to investigate and evaluate remedies and will continue posting semi-annual progress reports on the status of remedy selection until the final remedy is selected.

    As of June 30, 2021, TVA had spent approximately $2.2 billion on its CCR Program. TVA expects to spend an additional $800 million on the CCR Program through 2025. These estimates may change depending on the final closure method selected for each facility. While the conversion portion of the CCR Program is completed, TVA will continue to undertake CCR closure and storage projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

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

    River Management. Rainfall and runoff in the Tennessee Valley through the third quarter of 2021 were 110 percent and 113 percent of normal, respectively. Above normal rainfall and runoff have continued to help TVA meet its river system commitments, including managing minimum river flows and minimum depths for navigation, generating low-cost hydroelectric power, maintaining flows that support habitat for fish and other aquatic species, maintaining water supply, and providing recreational opportunities for the Tennessee Valley.  In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy.  Despite below normal rainfall in April, more normal conditions returned during May and June, which helped boost overall rainfall and runoff for the third quarter of 2021 to near normal levels. Rainfall and runoff in the Tennessee Valley during the third quarter of 2021 were 92 percent and 96 percent of normal, respectively.

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

TVA is in the process of evaluating new nuclear technology options and potential deployment scenarios.  TVA is exploring advanced reactor designs that would lead to economically viable, clean generating options that can compete with other generation alternatives in the 2030s and beyond. In addition, TVA has partnerships in place through memorandums of understanding that allow for collaboration with Oak Ridge National Laboratory, the University of Tennessee, and other organizations. In the second quarter of 2021, TVA initiated a Programmatic Environmental Impact Statement to address the potential environmental effects associated with the construction, operation, and decommissioning of an advanced nuclear reactor technology park at the Clinch River Site. TVA plans to evaluate a variety of alternatives. Any decision to construct an SMR would require approval by the TVA Board and authorization from the NRC. As of June 30, 2021, TVA had spent $88 million on work regarding SMRs, including work to complete the ESPA for the Clinch River Site, of which the DOE had reimbursed TVA $29 million.  Additional expenditures will be determined based on future project development.

    System Operations Center. A new system operations center has been approved for $255 million. The new secured facility is being built to accommodate a new energy management system and to adapt to new regulatory requirements.  The facility is expected to be constructed by the third quarter of 2023 and fully operational by 2024. As of June 30, 2021, TVA had spent approximately $70 million on the project and expects to spend an additional $185 million.

Dam Safety and Remediation Initiatives

Assurance Initiatives. TVA has an established dam safety program, which includes procedures based on the Federal Guidelines for Dam Safety, with the objective of reducing the risk of a dam safety event. The program analyzes, evaluates, and manages risks through a systematic and thorough process that facilitates decision making for the safety of a structure, identifying necessary actions to reduce risk, including remediation projects, and prioritization of actions for TVA's river dams. Prioritization is driven by reducing risk to the public and asset preservation. TVA also continues to provide routine care of the dams as part of the dam safety program through inspections, monitoring, and maintenance, among other activities.

    Boone Dam Remediation. In 2015, a sinkhole was discovered near the base of the earthen embankment at Boone Dam, and a small amount of water and sediment was found seeping from the river bank below the dam. TVA identified underground pathways contributing to the seepage and prepared a plan to repair the dam, which consists of the construction of a composite seepage barrier wall in the dam's earthen embankment. TVA has completed grouting, construction of an upstream and downstream buttress, installation of the concrete cut-off wall, and raising of the reservoir for fluctuation testing of the repair.  TVA plans to begin constructing a floodwall to return the embankment to its original height in 2021, with completion estimated in 2022.

    As of June 30, 2021, TVA had spent $293 million related to this project and expects to spend an additional $142 million through 2023. TVA expects the reservoir to return to normal operations in 2022 and is continuing to work with the community to help mitigate local impacts of the extended drawdown.

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

    TVA is nearing completion on constructing berms on the upstream and downstream slopes to upgrade the south embankment. TVA is also currently working on projects with the local water utility to relocate an affected water intake system, which will allow for completion of the remaining berms. This work is estimated to be complete in 2022. As of June 30, 2021, TVA had spent $118 million related to this project and expects to spend an additional $14 million through 2022.

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

Regional Consolidations. TVA completed consolidation of its Knoxville area employees into the West Tower of the Knoxville Office Complex and Greenway Drive Transmission Service Center in 2020. Consolidation of the centralized field offices in Norris, Tennessee and additional consolidations from the Greenway Area Office are expected to be completed in early 2022.

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

TVA is taking steps to remediate the groundwater at the East Ash Disposal Area. The Interim Response Action Plan includes a groundwater extraction system and a groundwater treatment system. TVA will also continue to dewater the East Ash Disposal Area and treat the water before it is discharged to the NPDES outfall. A feasibility study to evaluate remedial actions for the site was submitted to TDEC on September 4, 2020. A virtual public meeting to present the Interim Response Action as the Proposed Plan for the site was held on November 17, 2020. The public was invited to review the remediation documents and encouraged to comment on the Proposed Plan during the public comment period. After public comments are considered, TDEC will issue a Record of Decision. TVA has also prepared a Remedial Action Plan ("RAP") to move forward with the remediation at the site. The RAP has been submitted to TDEC for review and approval.

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

Buy American Executive Order. On January 25, 2021, President Biden issued EO 14005, "Ensuring the Future Is Made in All of America by All of America’s Workers." EO 14005 imposes new reporting and procedural requirements, as well as additional executive oversight, for federal agency purchases of foreign goods and services. OMB issued guidance in connection with EO 14005 on June 11, 2021. TVA is evaluating and preparing for any anticipated impacts and continuing to monitor guidance regarding the new requirements. In July 2021, TVA submitted a report in response.

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

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts have a 20-year termination notice provision that renews each year after their initial effective date, contingent upon certain circumstances, including limited rate increases going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In June 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate up to approximately five percent of average total hourly energy sales over the prior five years in order to meet their individual customers' needs. As of August 2, 2021, 143 LPCs had signed the 20-year Partnership Agreement with TVA, and 71 LPCs had signed a Flexibility Agreement.

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

    The risk of cybersecurity events such as malicious code attacks, unauthorized access attempts, and social engineering attempts continues to intensify across all industries, including the energy sector. Over the last few years, TVA has observed a significant increase in malicious activity including phishing campaigns, malicious websites, distributed denial of service attacks, and activity specific to the COVID-19 pandemic, among others. These types of malicious activity have also been observed by TVA's external vendors, stakeholders, and partners. This activity has caused the need for heightened awareness and preparedness.

In December 2020, TVA was notified of the SolarWinds breach by multiple sources including CISA. TVA cybersecurity personnel immediately responded to determine any impact and took measures intended to protect TVA from potential risks from the compromised software. TVA evaluated all information received regarding the event and continues to take the necessary actions to protect the computing environment. This event did not have a significant or material impact on business or operations.

In May 2021, TVA was notified of the Colonial Pipeline ransomware attack. TVA cybersecurity personnel immediately began monitoring and evaluating the situation. There were no direct attacks to TVA related to this event.

On May 12, 2021, President Biden signed EO 14028, "Improving the Nation's Cybersecurity." This EO is intended to improve the nation's cybersecurity posture and protect federal government networks by improving information-sharing between the U.S. government and the private sector on cyber issues and strengthening the United States' ability to respond to incidents when they occur. This EO is focused on specific goals and requirements including actions for zero trust architectures; cloud services; FedRAMP programs; supply chain and contracts; secure software development; endpoint detection and response, standardized vulnerability, and incident response operational plans; threat and vulnerability analysis; assessment and threat-hunting; event logging, monitoring, and retention; and information sharing. In alignment with the requirements of the EO, TVA is evaluating the order and preparing TVA's overall response plan.

     TVA is leveraging federal and other partners to better identify, detect, protect, and respond to these potential attacks. While TVA and its third-party vendors and service providers have been, and will likely continue to be, subjected to such attacks and attempts to disrupt operations, to date the attacks have not had a significant or material impact on business or operations and have not impacted TVA's ability to operate as planned. See Item 1A, Risk Factors — Cybersecurity Risks — TVA's facilities and information infrastructure may not operate as planned due to cyber threats to TVA's assets and operations in the Annual Report.

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

    Bulk-Power System Assets. On May 1, 2020, the Trump administration issued EO 13920, "Securing the United States Bulk-Power System."  Among other things, the EO prohibits the acquisition or installation of any bulk-power system electric equipment where the transaction (1) involves any property in which any foreign country or a national thereof has any interest and (2) poses an undue risk to the bulk-power system in, or national security of, the United States. On December 17, 2020, DOE issued a Prohibition Order Securing Critical Defense Facilities, which was suspended and then revoked. EO 13920 has expired and is no longer in effect. EO 13990, "Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis," directs DOE and OMB to consider whether to recommend the issuance of a replacement EO to EO 13920. DOE issued a Request for Information on April 22, 2021, to help inform any recommendation that it may make for a replacement EO. At this time, it is uncertain to what extent a future EO that may potentially address risks associated with the bulk-power system may impact TVA's operations.

Environmental Matters

    TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other matters. Emissions from all TVA-owned and operated units (including small combustion turbine units of less than 25 MW) have been reduced from historic peaks. Emissions of nitrogen oxide ("NOx") have been reduced by 97 percent below peak 1995 levels and emissions of sulfur dioxide ("SO2") have been reduced by 99 percent below 1977 levels through CY 2020. For CY 2020, TVA's emission of carbon dioxide ("CO2") from its owned and operated units was 38 million tons, a 64 percent reduction from 2005 levels. This amount includes 49 tons from units rated at less than 25 MW. For CY 2020, TVA’s emissions of CO2 with the addition of purchased power, including REC retirements, were 43 million tons, a 63 percent reduction from 2005 levels. To remain consistent and to align with the EPA's reporting requirements, TVA intends to continue reporting CO2 emissions on a calendar year basis.

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

Cross-State Air Pollution Rule. The EPA issued the Cross-State Air Pollution Rule ("CSAPR") in July 2011 requiring several states in the eastern U.S. to improve air quality by reducing power plant emissions that contribute to pollution in other states.  In 2016, the EPA issued an update to CSAPR to address cross-state air pollution (the "CSAPR Update Rule"). The EPA subsequently issued an additional rule to resolve any remaining cross-state air pollutant issues ("CSAPR Close-Out Rule"). The D.C. Circuit remanded a portion of the CSAPR Update Rule back to the EPA to address its failure to require upwind states to eliminate substantial contributions to downwind non-attainment areas by the statutory deadline. The D.C. Circuit also vacated the CSAPR Close-Out Rule. On March 15, 2021, the EPA Administrator signed the final revisions to the CSAPR Update Rule. The revisions address the defects identified by the D.C. Circuit and took effect on June 29, 2021. In this final action, the EPA reduced ozone-season NOx allowances for a group of 12 states, including Kentucky, and required sources in those states to surrender most of their banked allowances. TVA’s Shawnee facility is affected by these revisions, and TVA is in the process of analyzing the impacts.

    Mercury and Air Toxics Standards for Electric Utility Units. In April 2020, the EPA issued a final rule which revokes the agency's earlier finding that regulation of hazardous air pollutants ("HAP") emitted from steam electric utilities is appropriate and necessary. The rule does not remove electric generating units from the source categories listed under Section 112 of the CAA nor does it rescind the Mercury and Air Toxics Standards ("MATS") requirements. Additionally, the EPA determined that further restrictions on HAP emissions are not warranted based on a residual risk and technology review ("RTR") for this source category. TVA does not anticipate that the final rule will change TVA's MATS compliance requirements or strategy. Certain states and environmental groups filed petitions in the D.C. Circuit challenging the "appropriate and necessary" finding and the RTR finding. On February 16, 2021, the EPA filed a motion requesting the D.C. Circuit to hold the cases in abeyance pending the agency's review of the final rule under EO 13990, which, among other things, requires the EPA to reconsider the final rule by August 2021. TVA cannot predict the outcome of these judicial petitions at this time.

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

    Regional Haze Program. The EPA issued the Clean Air Visibility Rule, which required certain older sources to install best available retrofit technology. No additional controls or lower operating limits are required for any TVA units to meet best available retrofit technology requirements. In 2017, the EPA published the final rule that changed some of the requirements for Regional Haze State Implementation Plans ("SIPs"). Specific impacts cannot be determined until future Regional Haze SIPs are developed for the next decennial review under the visibility haze provisions of the CAA. States were required to submit their Regional Haze SIPs to the EPA by July 31, 2021. In response to requests from state air pollution control agencies in Tennessee and Kentucky, TVA submitted regional haze analyses for Cumberland and Shawnee. The reports evaluate SO2 emission reduction options for these facilities and will be used by these state agencies in preparing their Regional Haze SIPs.

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

    New York Petition to Address Impacts from Upwind High Emitting Sources. In March 2018, the State of New York filed a petition with the EPA under Section 126(b) of the CAA to address ozone impacts on New York from the NOx emissions from sources emitting at least 400 tons of NOx in CY 2017 from nine states including Kentucky. The New York petition requests that the EPA require daily NOx limits for utility units with selective catalytic reduction systems ("SCRs") such as Shawnee Units 1 and 4 and emission reductions from utility units without SCRs such as Shawnee Units 2, 3 and 5-9. Kentucky utility unit NOx emissions are already limited by the CSAPR Update Rule and are declining, and current EPA modeling projects no additional requirements to reduce Kentucky NOx emissions are necessary. In September 2019, the EPA finalized its denial of New York's petition because the state did not demonstrate, and the EPA could not independently establish, that sources in the states listed in the petition contribute to exceedances of the 2008 and 2015 ozone NAAQS in New York. The State of New York filed a petition in the D.C. Circuit for judicial review of the EPA's denial of the petition. In July 2020, the D.C. Circuit vacated the EPA's denial of the petition and remanded the petition to the EPA for reconsideration. In its recently published Unified Regulatory Agenda, the EPA indicated that it will respond to the D.C. Circuit's decision by providing a revised response to New York's Section 126(b) petition. Specific impacts to TVA cannot be determined until the EPA takes further action on the petition.

    Affordable Clean Energy Rule. In 2019, the EPA finalized the final Affordable Clean Energy ("ACE") rule and repealed the EPA's previous regulation addressing greenhouse gas ("GHG") emissions from existing fossil fuel-fired units. The ACE rule established guidelines for GHG emissions from existing coal-fired units based on efficiency improvements that can be achieved at those units at reasonable cost. Several industry, environmental, and state and local petitioners filed for judicial review of the ACE rule. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule, holding, among other things, that the ACE rule rests on the erroneous legal premise that the text of the CAA expressly foreclosed consideration of emission reduction measures other than those that apply to the individual source. The court's order specifies that the mandate will not issue with regard to the portion of the ACE rule that repeals the Clean Power Plan until after the EPA develops a replacement for the ACE rule. On April 29, 2021, a coalition of states asked the Supreme Court to reverse the D.C. Circuit's decision to vacate and remand the ACE rule. TVA is unable to predict the future course of this litigation on appeal, nor the direction that the EPA may take in the future to regulate GHG emissions from fossil fuel-fired units.

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

    In 2018, EO 13834, "Efficient Federal Operations," was signed. EO 13834 emphasized meeting statutory requirements and gave agencies greater flexibility and discretion to decide how best to improve operations in order to "optimize energy and environmental performance, reduce waste, and cut costs." It called on the White House Council on Environmental Quality to streamline pre-existing environmental orders by "refocusing agencies on cost-effectively meeting mandates and goals" established by law. The order sought to consolidate requirements related to energy and water efficiency, high performance buildings, renewable energy consumption, and federal vehicle fleet management. TVA consistently seeks to improve its operations in order to optimize energy and environmental performance and did not experience any significant changes in its planning or operations as a result of the EO.

On January 20, 2021, President Biden issued EO 13990, "Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis." EO 13990 revoked EO 13783 and most provisions of EO 13834, including the provisions discussed above, and directs federal agencies to review and revise regulations consistent with broad policy goals to improve public health and the environment, reduce greenhouse gas emissions, and prioritize environmental justice. On March 8, 2021, a coalition of 12 states filed a lawsuit in the U.S. District Court for the Eastern District of Missouri challenging President Biden's authority to establish interim values for the social cost of greenhouse gases under EO 13990. EO 13990 also requires the EPA to review several environmental regulations to determine their consistency with the goals and policies prescribed in the EO. Specific impacts to TVA of EO 13990 and the related lawsuit cannot be determined at this time.

In addition, on January 27, 2021, President Biden issued EO 14008, "Executive Order on Tackling the Climate Crisis at Home and Abroad." Among other things, EO 14008 expresses the following policies of the federal government: (1) to organize and deploy the full capacity of its agencies to combat the climate crisis to implement a government-wide approach that reduces climate pollution in every sector of the economy, (2) to align the management of federal procurement and real property, public lands and waters, and financial programs to support robust climate action, (3) to use all available procurement authorities to achieve or facilitate (a) a carbon pollution-free electricity sector no later than 2035 and (b) clean and zero-emission vehicles for federal, state, local, and tribal government fleets, (4) to put the U.S. on a path to achieve net-zero emissions, economy-wide, by no later than 2050, (5) to accelerate the deployment of clean energy and transmission projects in an environmentally stable manner, (6) to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels, (7) to promote the flow of capital toward climate-aligned investments and away from high-carbon investments, (8) improve air and water quality, and (9) secure an equitable economic future by making environmental justice part of an agency's mission. TVA is closely monitoring these developments, including the Justice40 Initiative, the Department of Treasury effort to establish a carbon market, establishment and development of the Civilian Climate Corps, and establishment of several White House comprehensive plans. In addition, EO 14008 created the Special Presidential Envoy for Climate and called for an early Leaders' Climate Summit aimed at raising climate ambition and making a positive contribution to the 26th United Nations Climate Change and beyond.  EO 14008 also stated the United States would reconvene the Major Economies Forum on Energy and Climate, beginning with the Leader's Climate Summit. Federal agencies were directed to update their Climate Change Action Plans, and TVA submitted its draft plan in May 2021 per the Executive Order. TVA anticipates submitting its final plan in August 2021. Aside from the directive to update TVA’s Climate Change Action Plan, specific impacts of EO 14008 on TVA cannot be determined at this time.

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

    Physical Impacts of Climate Change. TVA has a Climate Change Action Plan which it is currently updating per Executive Order 14008. TVA submitted its draft Climate Change Action Plan in May 2021 and anticipates submitting its final plan in August 2021. The goal of the action planning process is to ensure TVA continues to achieve its mission and program goals and to operate in a secure, effective, and efficient manner in a changing climate by integrating climate change adaptation efforts in coordination with state and local partners, tribal governments, and private stakeholders. TVA manages the potential effects of climate change on its mission, programs, and operations within its environmental management processes.

    Actions Taken by TVA to Reduce GHG Emissions. TVA has reduced GHG emissions from both its generation facilities and its operations.  TVA Board actions have focused on TVA's plan to balance its coal-fired generation by increasing its nuclear capacity, modernizing its hydroelectric generation system, increasing natural gas-fired generation, installing emission control equipment on certain of its coal-fired units, increasing its purchases of renewable energy, building solar facilities, and investing in energy efficiency initiatives to reduce energy use in the Tennessee Valley.  Additionally, TVA has invested to increase energy efficiency in its operations.  The combination of more stringent environmental regulations, lower natural gas prices, and lower demand for energy across the Tennessee Valley has reduced the utilization of coal-fired generation.  These factors have resulted in lower CO2 emissions from the TVA system, as previously discussed in this section. As TVA evolves its generation portfolio, and after appropriate environmental review under NEPA, the TVA Board could make decisions about the timing, retirement and replacement of aging fossil units or other expiring capacity, which may further TVA’s CO2 and other emissions reductions.

Renewable/Clean Energy Standards

Thirty states and the District of Columbia have established enforceable or mandatory requirements for electric utilities to generate a certain amount of electricity from renewable sources.  One state within the TVA service area, North Carolina, has a mandatory renewable standard that, while not applying directly to TVA, does apply to TVA's LPCs serving retail customers in that state.  TVA's policy is to provide compliance assistance to any distributor of TVA power, and TVA is providing assistance to the covered LPCs that sell TVA power in North Carolina.  In 2020, Virginia signed into law the Clean Economy Act. The Act establishes a mandatory requirement for utilities to generate a certain amount of electricity from renewable sources. At this time, TVA is not impacted by the legislation due to the relatively small amount of electricity that TVA provides in Virginia compared to other utilities. Likewise, the Mississippi Public Service Commission adopted an energy efficiency rule applying to electric and natural gas providers in the state, and TVA is supplying information on participation in TVA's energy efficiency programs to support the covered Mississippi LPCs.

Water Quality Control Developments

Waters of the United States. In April 2020, the Army Corps of Engineers and the EPA issued the Navigable Waters Protection Rule (“NWPR”), which established a new regulatory definition of waters of the United States (“WOTUS”) and replaced the definition set forth in the 2015 WOTUS Rule. The NWPR establishes four categories of waters considered jurisdictional under the Clean Water Act: (1) territorial seas and traditional navigable waters, (2) perennial and intermittent tributaries to those waters, (3) certain lakes and ponds, and impoundments of jurisdictional waters, and (4) wetlands adjacent to jurisdictional waters. The rule excludes twelve categories of waters, including ephemerals, groundwater, many ditches, and waste treatment systems. The NWPR reduces the jurisdictional reach of the Clean Water Act and potentially reduces permitting and mitigation requirements for TVA projects that impact waters that were previously considered jurisdictional under the 2015 WOTUS Rule. The NWPR has been challenged in multiple courts. In addition, on June 9, 2021, the EPA and the Department of the Army announced their intention to initiate a new rulemaking process to restore the definition of WOTUS that was in place prior to the 2015 WOTUS Rule and to develop a new rule to establish a new definition of WOTUS. The impact of the rulemaking process and the litigation challenging the NWPR cannot be ascertained fully at this time.

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

In October 2020, the EPA issued final revised ELGs for bottom ash transport water and FGD wastewater. The primary impact for TVA is on the operation of existing coal-fired generation facilities. The revised ELGs could impact long-term investment decisions being made relative to the long-term compliance and operability of these plants. The revisions may require TVA to install additional wastewater treatment systems for FGD wastewater and bottom ash transport water, and TVA could incur substantial costs to comply with the new rule.  In addition, the revised ELGs could cause TVA to reduce utilization of its coal-fired generation facilities or even close such facilities. The revision also includes a subcategory for which Cumberland would qualify that provides TVA greater flexibility in meeting the ELGs. The revision includes two additional subcategories for low utilization units and units that cease coal combustion by the end of 2028. TVA will evaluate the applicability of those subcategories to its plants as appropriate. Petitions for judicial review of the October 2020 ELG rule were filed in the D.C. Circuit and the Fourth Circuit and have been consolidated in the Fourth Circuit in the case Appalachian Voices, et al. v. EPA. On January 8, 2021, TVA submitted requests to state regulatory authorities to modify NPDES permits for Kingston, Cumberland, Bull Run, Shawnee, and Gallatin to incorporate into the permits limitations in the revised ELGs. The Kentucky Department for Environmental Protection released a draft permit for Shawnee in the third quarter of 2021, and TVA anticipates TDEC will issue draft permits for Kingston, Cumberland, Bull Run, and Gallatin by December 2021.

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

    TVA Sites. TVA historical operations at certain facilities have resulted in releases of contaminants that TVA is addressing, including at TVA's Environmental Research Center at Muscle Shoals, Alabama. TVA has completed several removal, remedial, and characterization actions at the site, as required by a permit issued by the Alabama Department of Environmental Management. At June 30, 2021, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information was available to develop a cost estimate is approximately $14 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheet. TVA is currently applying for a renewal of the RCRA permit, which may include additional mandates for further remedial activities. TVA is evaluating the potential impact that the permit renewal could have on its operations but does not have sufficient information at this time to fully evaluate the impacts and requirements. In addition, the Environmental Research Center has an active groundwater monitoring program as part of a permitted corrective action plan.

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

    On November 4, 2019, the EPA announced a proposed rule that will revise portions of the CCR Rule requiring closure of unlined surface impoundments. The final Part A rule was published in the Federal Register on August 28, 2020, and became effective September 28, 2020. Among other things, the final Part A rule requires all unlined CCR surface impoundments to stop receiving CCR and non-CCR wastestreams and to initiate closure or retrofit by no later than April 11, 2021, and TVA ceased doing so by the specified deadline. Additionally, the final rule provides a process for a utility to seek site-specific approval from the EPA to continue to use the unlined CCR surface impoundment until October 15, 2023, and possibly longer under certain circumstances. The final rule also includes requirements that enhance the public's access to groundwater monitoring and corrective action reports. TVA does not currently anticipate the final rule will have a significant impact because TVA initiated closure of its unlined CCR surface impoundments by the regulatory deadline and already makes groundwater monitoring and corrective action reports publicly available. A separate final Part B rule was published in the Federal Register on November 12, 2020.  This rule provides an alternative liner demonstration procedure for utilities with clay lined units which are being forced to close under the Part A rule.  However, TVA does not have any units which qualify for this demonstration.

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

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on projects related to environmental laws and regulations:

Estimated Potential Environmental Expenditures(1)(2) At June 30, 2021 (in millions)
	Remaining 2021	2022	Thereafter(3)(4)	Total
Coal Combustion Residual Program(5)	$165	$224	$411	$800
Clean Air Act control projects(6)	13	45	81	139
Clean Water Act requirements(7)	8	77	71	156
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $61 million, $134 million, and $121 million for the remainder of 2021, 2022, and thereafter, respectively, in capital expenditures.
(3) See Note 19 — Contingencies and Legal Proceedings — Contingencies.
(4) These estimates include expenditures expected to be incurred during 2023, 2024, and 2025.
(5)  Includes costs associated with the closure of facilities and landfill activities. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residuals Facilities and Note 10 — Asset Retirement Obligations.
(6)  Includes air quality projects that TVA is currently performing to comply with existing air quality regulations, but does not include any projects that may be required to comply with potential GHG regulations or transmission upgrades.
(7)  Includes projects that TVA is currently planning to comply with revised rules under the CWA (regarding CWIS and ELGs for steam electric power plants).

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. At June 30, 2021, TVA had accrued $14 million with respect to Legal Proceedings. In addition, TVA believes that it is reasonably possible that it may incur additional losses, in an amount expected not to exceed $30 million, in connection with current Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 19 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

    At June 30, 2021, TVA had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief

Financial and Strategy Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of June 30, 2021, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA's management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    During the quarter ended June 30, 2021, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

    The following risk factors describe updates from the risk factors disclosed in Item 1A, Risk Factors of the Annual Report. The following information should be read in conjunction with additional risk factors included in the Annual Report.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, TVA's business, financial condition, and results of operations.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, TVA's business, financial condition, and results of operations. To date, the COVID-19 pandemic has resulted in reduced revenues primarily due to economic conditions surrounding COVID-19, including customers curtailing operations to reduce the spread of the outbreak as a result of quarantines, closures, or reduced operations of businesses or other institutions, among other things. TVA's revenues also decreased due to the deferral of revenues under programs offered by TVA to its LPCs to offset the impact of customers' inability to pay during the outbreak. TVA estimates base revenues were reduced by approximately $185 million for the year ended September 30, 2020. Based on current internal models, TVA estimates that the COVID-19 pandemic has had little impact on TVA's base revenue from changes in sales volume for the nine months ended June 30, 2021. At this time, TVA does not anticipate revenue will be materially impacted for the remainder of 2021 and beyond, except for credits granted through customer pandemic initiatives. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations — Financial Results — Operating Revenues.

TVA could be further adversely affected by the impact of the COVID-19 pandemic on the economy and financial markets, including a prolonged recession and continued volatility in interest rates, commodity prices, investment performance, and foreign currency exchange rates. TVA has experienced fluctuations related to its pension plan assets and other investment portfolios during the year ended September 30, 2020 and the nine months ended June 30, 2021. The ultimate impact of the COVID-19 pandemic on the pension plan and other investments depends on factors beyond TVA's knowledge or control. A long-term recession could impact access to capital and have other long-term negative effects on TVA's business or results of operations.

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

TVA relies on third parties for various services, including transferring funds to non-TVA entities and delivering TVA's products in the ordinary course of business. As with TVA, these third parties are heavily computerized and use assets such as information technology and networking systems. If these third parties undergo cyber attacks, which have occurred and may continue to occur, the services they provide TVA could be disrupted. This disruption could interfere with TVA's ability to perform its obligations to others, transfer funds, or make payments, which in turn could negatively affect TVA's financial condition and reputation. Additionally, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject TVA to further harm.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1
Amended and Restated TVA Compensation Plan Approved by the TVA Board on April 29, 2021 (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File No. 000-52313)

10.2	Offer Letter to Donald A. Moul Approved as of May 24, 2021

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 2, 2021		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)