Form 10-K
period 2021-09-30
Tennessee Valley Authority
filed 2021-11-15
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO
SECTION 13, 15(d), OR 37 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS.......................................................................................................................................................................................................	4
FORWARD-LOOKING INFORMATION...	6
GENERAL INFORMATION...	8

PART I

ITEM 1. BUSINESS...	9
The Corporation...	9
Service Area...	10
COVID-19 Pandemic...	11
Customers...	11
Rates...	12
Power Supply and Load Management Resources.............................................................................................................................................................................	13
Fuel Supply...	21
Transmission...	23
Weather and Seasonality...	24
Competition...	24
Research and Development...	24
Flood Control Activities...	25
Environmental Stewardship Activities.................................................................................................................................................................................................	26
Economic Development Activities......................................................................................................................................................................................................	26
Regulation...	26
Taxation and Tax Equivalents...	28
Environmental Matters...	28
Human Capital Management...	35

ITEM 1A. RISK FACTORS...	41

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................................................................................................................................................................	54

ITEM 2. PROPERTIES...	55
Generating Properties...	55
Transmission Properties...	57
Natural Resource Stewardship Properties.........................................................................................................................................................................................	57
Buildings...	57
Disposal of Property...	57

ITEM 3. LEGAL PROCEEDINGS...	58

ITEM 4. MINE SAFETY DISCLOSURES......................................................................................................................................................................................................	58

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............	59

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................................	59
Business and Mission...	59
Executive Overview...	62
Results of Operations...	62
Liquidity and Capital Resources...	68
Off-Balance Sheet Arrangements.......................................................................................................................................................................................................	73
Key Initiatives and Challenges...	73
Critical Accounting Estimates.........................................................................................................................................................................................	85
New Accounting Standards and Interpretations.................................................................................................................................................................................	91
Legislative and Regulatory Matters....................................................................................................................................................................................................	91
Environmental Matters...	91
Legal Proceedings...	92
Risk Management Activities...	92

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................................................................................	94

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................................................................................................................	95
Consolidated Statements of Operations.............................................................................................................................................................................................	95
Consolidated Balance Sheets...	96
Consolidated Statements of Comprehensive Income (Loss).............................................................................................................................................................	98
Consolidated Statements of Cash Flows...........................................................................................................................................................................................	99
Consolidated Statements of Changes in Proprietary Capital.............................................................................................................................................................	100
Notes to Consolidated Financial Statements.....................................................................................................................................................................................	101
Report of Independent Registered Public Accounting Firm...............................................................................................................................................................	161

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................................................	163

ITEM 9A. CONTROLS AND PROCEDURES...............................................................................................................................................................................................	163
Disclosure Controls and Procedures..................................................................................................................................................................................................	163
Internal Control over Financial Reporting...........................................................................................................................................................................................	163
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	164

ITEM 9B. OTHER INFORMATION...	165

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.............................................................................................................................	166
Directors...	166
Executive Officers...	167
Disclosure and Financial Code of Ethics............................................................................................................................................................................................	168
Committees of the TVA Board...	168

ITEM 11. EXECUTIVE COMPENSATION.....................................................................................................................................................................................................	170
Compensation Discussion and Analysis.............................................................................................................................................................................................	170
CEO Pay Ratio Disclosure...	208
Executive Compensation Tables and Narrative Disclosures..............................................................................................................................................................	215
Retirement and Pension Plans...	219
Nonqualified Deferred Compensation................................................................................................................................................................................................	221
Potential Payments on Account of Resignation, Retirement, Termination without Cause, Termination with Cause, Death, or Disability...........................................	224
Other Agreements...	230
Director Compensation...	230
Compensation Committee Interlocks and Insider Participation..........................................................................................................................................................	231
Compensation Committee Report......................................................................................................................................................................................................	231

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................................	232

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.........................................................................................	232
Director Independence...	232
Related Party Transactions...	232

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................................................................................................................	234

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.....................................................................................................................................................................	235

ITEM 16. FORM 10-K SUMMARY...	238

SIGNATURES...	239

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the "Annual Report"):

Term or Acronym	Definition
ACE	Affordable Clean Energy
ACPA	Anti-Cherrypicking Amendment
ANI	American Nuclear Insurers
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
CAA	Clean Air Act
CCR	Coal combustion residuals
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	Carbon dioxide
COVID-19	Coronavirus Disease 2019
COLA(s)	Cost-of-living adjustment(s)
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DBOT	Down-blend offering for Tritium
DCP	Deferred Compensation Plan
DER	Distributed Energy Resources
DOE	Department of Energy
EIS	Environmental Impact Statement
ELGs	Effluent Limitation Guidelines
EMPs	Electromagnetic pulses
EO(s)	Executive Order(s)
EPA	Environmental Protection Agency
EPRI	Electric Power Research Institute
ERC	Enterprise Risk Council
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
HAP	Hazardous Air Pollutants
IRP	Integrated Resource Plan
IwD	Inclusion with Diversity
JSCCG	John Sevier Combined Cycle Generation LLC
KOC	Knoxville Office Complex
kW	Kilowatts
kWh	Kilowatt hours
LPCs	Local power company customers
LTA	Long-Term Agreement
LTDCP	Long-Term Deferred Compensation Plan
MATS	Mercury and Air Toxics Standards

MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NES	Nashville Electric Service
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSR	New Source Review
Nuclear Development	Nuclear Development, LLC
NWP	Nationwide Permit
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OMB	Office of Management and Budget
PARRS	Putable Automatic Rate Reset Securities
PM	Particulate matter
QTE	Qualified technological equipment and software
RCRA	Resource Conservation and Recovery Act
RECs	Renewable Energy Certificates
REIT	Real Estate Investment Trust
RSO	Renewable Standard Offer
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SELC	Southern Environmental Law Center
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SIPs	State implementation plans
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SPC	Summer Place Complex
SOA	Society of Actuaries
SSSL	Seven States Southaven, LLC
TDEC	Tennessee Department of Environment & Conservation
TIPS	Treasury Inflation-Protected Securities
TVA Act	The Tennessee Valley Authority Act of 1933, as amended
TVA Board	TVA Board of Directors
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
USACE	U.S. Army Corps of Engineers
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the fiscal year ended September 30, 2021 ("Annual Report") contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.  In certain cases, forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "believe," "intend," "project," "plan," "predict," "assume," "forecast," "estimate," "objective," "possible," "probably," "likely," "potential," "speculate," the negative of such words, or other similar expressions.

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
•New, amended, or existing laws, regulations, executive orders ("EOs"), or administrative orders or interpretations, including those related to climate change and other environmental matters, and the costs of complying with these laws, regulations, EOs, or administrative orders or interpretations;
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
•Weather conditions including changing weather patterns, extreme weather conditions, and other events such as flooding, droughts, wildfires, and snow or ice storms that may result from climate change;
•Catastrophic events such as fires, earthquakes, explosions, solar events, electromagnetic pulses ("EMPs"), geomagnetic disturbances, droughts, floods, hurricanes, tornadoes, or other casualty events or pandemics, wars, national emergencies, terrorist activities, or other similar events, especially if these events occur in or near TVA's service area;
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
•Disruption of fuel supplies, which may result from, among other things, economic conditions, weather conditions, production or transportation difficulties, labor challenges, cyber attacks, mine closures or reduced mine production, an increase in fuel exports, or environmental laws or regulations affecting TVA's fuel suppliers or transporters;

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

GENERAL INFORMATION

Fiscal Year

References to years (2021, 2020, etc.) in this Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are to TVA's fiscal years ending September 30 except for references to years in the biographical information about directors and executive officers in Item 10, Directors, Executive Officers and Corporate Governance, as well as to years that are preceded by "CY," which references are to calendar years.

Notes

References to "Notes" are to the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data in this Annual Report.

Property

TVA does not own real property and real property interests (collectively, "real property").  TVA acquires real property in the name of the United States ("U.S."), and such legal title in real property is entrusted to TVA as the agent of the U.S. to accomplish the purposes of the TVA Act.  TVA acquires personal property in the name of TVA.  Accordingly, unless the context indicates the reference is to TVA's personal property, any statement in this Annual Report referring to TVA property shall be read as referring to the real property of the U.S. that has been entrusted to TVA as its agent.

Available Information

    TVA files annual, quarterly, and current reports with the Securities and Exchange Commission ("SEC") under Section 37 of the Securities Exchange Act of 1934 (the "Exchange Act"). TVA's SEC filings are available to the public on the SEC's website at www.sec.gov or on TVA's website at www.tva.gov. Information contained on or accessible through TVA's website shall not be deemed to be incorporated into, or to be a part of, this Annual Report or any other report or document that TVA files with the SEC.

PART I

ITEM 1.  BUSINESS

The Corporation

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

TVA also manages the Tennessee River, its tributaries, and certain shorelines to provide, among other things, year-round navigation, flood damage reduction, and affordable and reliable electricity.  Consistent with these primary purposes, TVA also manages the river system to provide recreational opportunities, adequate water supply, improved water quality, cultural and natural resource protection, and economic development.  TVA performs these management duties in cooperation with other federal and state agencies that have jurisdiction and authority over certain aspects of the river system.  In addition, the TVA Board of Directors ("TVA Board") has established two councils — the Regional Resource Stewardship Council and the Regional Energy Resource Council — to advise TVA on its stewardship activities in the Tennessee Valley and its energy resource activities.

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

•Energy — Delivering reliable, low cost, clean energy;

•Environment — Caring for the region's natural resources; and

•Economic Development — Creating sustainable economic growth.

TVA's Strategic Priorities

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
MISSOURI
ARK.
KENTUCKY
VIRGINIA
W. V.
TENNESSEE
NORTH CAROLINA
SOUTH CAROLINA
MISSISSIPPI
ALABAMA
Ohio River
Mississippi River
Cumberland River
Tennessee River
Tennessee-Tombigbee Waterway
Shawnee Fossil Plant
Marshall Combustion Turbine
Kentucky Dam & Lock
Paradise Combined Cycle Plant
Clear Creek Dam
Beaver Creek Dam
Ft. Patrick Henry Dam
South Holston Dam
Boone Dam
Wilbur Dam
Watauga Dam
John Sevier Dam
John Sevier Combined Cycle
Doakes Creek Dam
Norris Dam
Cherokee Dam
Nolichucky Dam
Bull Run Fossil Plant
Melton Hill Dam & Lock
Douglas Dam
Ft. Loudoun Dam & Lock
Tellico Dam
Kingston Fossil Plant
Gleason Combustion Turbine
Cumberland Fossil Plant
Gallatin Fossil Plant & Combustion Turbine
Johnsonville Combustion Turbine
Lagoon Creek Combustion Turbine & Combined Cycle Plant
Cedar Dam
Pin Oak Dam
Beech Dam
Redbud Dam
Dogwood Dam
Pine Dam
Lost Creek Dam
Sycamore Dam
Brownsville Combustion Turbine
Great Falls Dam
Watts Bar Nuclear Plant
Watts Bar Dam & Lock
Normandy Dam
Fontana Dam
Allen Combined Cycle Plant & Methane Facility
Tims Ford Dam
Sequoyah Nuclear Plant
Chickamauga Dam & Lock
Nickajack Dam & Lock
Apalachia Dam
Hiwassee Dam
Chatuge Dam
Ocoee #1 Dam
Ocoee #2 Dam
Ocoee #3 Dam
Nottely Dam
Blue Ridge Dam
Pickwick Landing Dam & Lock
Southaven Combined Cycle Plant
Magnolia Combined Cycle Plant
Wheeler Dam & Lock
Wilson Dam & Lock
Browns Ferry Nuclear Plant
Colbert Combustion Turbine
Raccoon Mountain Pumped Storage Plant
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
Oct 2020

TVA
TENNESSEE
VALLEY
AUTHORITY

Note
See Power Supply and Load Management Resources.

In addition, the Federal Power Act ("FPA") includes a provision that helps protect TVA's ability to sell power within its service area.  This provision, called the "anti-cherrypicking" provision, prevents the Federal Energy Regulatory Commission ("FERC") from ordering TVA to provide access to its transmission lines to others to deliver power to customers within TVA's defined service area.  As a result, the anti-cherrypicking provision reduces TVA's exposure to loss of its customers. However, there have been some efforts to circumvent the anti-cherrypicking provision, and the protection of the provision could be limited and perhaps eliminated by federal legislation at some time in the future. See Competition, Item 1A, Risk Factors — Regulatory, Legislative, and Legal Risks — TVA may lose its protected service territory, and Note 23 — Commitments and Contingencies — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment.

    In 2021, the revenues generated from TVA's electricity sales were $10.4 billion and accounted for virtually all of TVA's revenues. See Note 18 — Revenue for details regarding revenues by state for each of the last three years.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of the Coronavirus Disease 2019 ("COVID-19") to be a pandemic, which continues to be a serious challenge throughout the U.S. TVA implemented a company-wide pandemic plan to address specific aspects of the COVID-19 pandemic, including impacts from variants. TVA's pandemic plan continually evolves based on medical guidance and federal, regional, and local requirements and guidelines.

TVA has put in place measures to protect its workforce, stakeholders, and critical operations, such as extending the timeframe for workforce reintegration and continuing to implement strong physical and cybersecurity measures. Generation, transmission, and distribution functions are actively monitored, and TVA's operations and delivery of energy to customers have not been materially impacted by the COVID-19 pandemic at this time. While TVA experienced a reduction in revenue for the year ended September 30, 2020, based on current internal models, TVA estimates that the COVID-19 pandemic had little impact on TVA's sales volume for the year ended September 30, 2021. TVA continues to assess potential supplier risk, and through September 30, 2021, TVA has seen an increase in supplier impacts as a result of COVID-19, such as delays and price fluctuations, but has not experienced significant business disruptions at this time.

The COVID-19 pandemic has also created economic uncertainty for TVA's LPCs and the communities they serve. To support LPCs and strengthen the public power response to the COVID-19 pandemic, TVA created initiatives such as the Public Power Support and Stabilization Program, Back-to-Business Credit Program, Community Care Fund, and Pandemic Credits. TVA has also provided regulatory flexibility for LPCs to halt disconnection of services.

The COVID-19 pandemic is an evolving situation, and TVA will continue to monitor and adjust its response as necessary to ensure reliable service while protecting the safety and health of its workforce. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives — COVID-19 Pandemic for an expanded discussion of the impact to TVA and related initiatives.

Customers

TVA is primarily a wholesaler of power, selling power to LPCs that then resell power to their customers at retail rates.  TVA's LPCs consist of (1) municipalities and other local government entities ("municipalities") and (2) customer-owned entities ("cooperatives").  These municipalities and cooperatives operate public power electric systems whose primary purpose is not to make a profit but to supply electricity to the general public or the cooperatives' members.  TVA also sells power directly to certain end-use customers, primarily large commercial and industrial loads and federal agencies with loads larger than 5,000 kilowatts ("kW"). Whether TVA or an LPC serves a new power customer is determined by the applicable TVA-LPC wholesale power contract. Each contract contains a formula that balances the size of the LPC and the amount of any TVA infrastructure investment to determine which party is entitled to serve the new customer.  In addition, power in excess of the needs of the TVA system may, where consistent with the provisions of the TVA Act, be sold under exchange power arrangements with other specific electric systems. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Revenues and Note 18 — Revenue for details regarding operating revenues for each of the last three years.

Local Power Company Customers

Revenues from LPCs accounted for approximately 91 percent of TVA's total operating revenues for 2021.  TVA had wholesale power contracts with 153 LPCs at September 30, 2021. Each of these contracts requires the LPC to purchase from TVA all of the electric power required for service to the LPC's customers; however, flexibility agreements available to LPCs that have executed long-term contracts with TVA allow LPCs to locally generate or purchase up to approximately five percent of average total hourly energy sales over 2015 - 2019 in order to meet their individual customers' needs. LPCs purchase power under contracts with terms of five or 20 years to terminate.

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively.  Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues for 2021. Certain LPCs, including MLGW, are evaluating options for future energy choices. In addition, in January 2021, four LPCs filed a complaint and petition with FERC asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. In August 2021, one of the LPCs notified FERC of its withdrawal from the complaint and petition. The remaining three LPCs accounted for three percent of TVA's total operating revenues for the year ended September 30, 2021. See Note 23 — Commitments and Contingencies — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment for updates to this legal proceeding.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In June 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate or purchase up to approximately five percent of average total hourly energy sales over 2015 - 2019 in order to meet their individual customers' needs. As of November 12, 2021, 145 LPCs had signed the 20-year Partnership Agreement with TVA, and 74 LPCs had signed a Flexibility Agreement.

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

Other Customers

Revenues from directly served industrial customers accounted for approximately seven percent of TVA's total operating revenues in 2021.  Contracts with these customers are subject to termination by the customer or TVA upon a minimum notice period that varies according to a number of factors, including the customer's contract demand and the period of time service has been provided. TVA also serves seven federal customers, including U.S. Department of Energy ("DOE") facilities and military installations, which accounted for approximately one percent of TVA's total operating revenues in 2021.

Other Revenue

    Other revenue consists primarily of wheeling and network transmission charges, sales of excess steam that is a by-product of power production, delivery point charges for interconnection points between TVA and the customer, and certain other minor items. Other revenue accounted for approximately one percent of TVA's total operating revenues in 2021.

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
•Payments to the U.S. Treasury in repayment of and as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment"); and
•Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of their maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  See Note 19 — Proprietary Capital.

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

    In prior years, TVA, LPCs, and directly served industries developed changes to TVA's rate structures that focus on TVA's long-term pricing efforts. These changes improved pricing by better aligning rates with underlying cost drivers and by sending improved pricing signals, while maintaining competitive industrial rates and keeping residential rates affordable. The rate structures also reduced wholesale energy rates for Standard Service and introduced a GAC at an offsetting rate to better recover fixed costs. This approach more accurately reflects the wholesale cost of energy and recognizes the value of the grid's reliability and associated fixed costs. TVA's modernized approach to pricing provides bill stability while maintaining reliability and fairness for all TVA's customers. TVA will continue to collaborate with LPCs and directly served industries as necessary to ensure alignment with this approach.

Power Supply and Load Management Resources

General

TVA seeks to balance production capabilities with power supply requirements by promoting the conservation and efficient use of electricity and, when necessary, buying, building, or leasing assets or entering into power purchase agreements ("PPAs").  TVA also seeks to employ a diverse mix of energy generating sources and works toward obtaining greater amounts of its power supply from clean (low or zero carbon emitting) resources.

TVA is making investments in its generating portfolio to modernize the fleet while also allowing TVA to maintain competitive rates and high reliability and work toward carbon emission reductions. As TVA continues to evaluate the impact of retiring its coal-fired fleet by 2035, it is also evaluating adding flexible lower carbon-emitting gas plants as a bridging strategy to maintain reliability, such as the ongoing projects at TVA’s Paradise and Colbert sites. In addition, TVA is committed to investing in the future of nuclear with the evaluation of emerging advanced nuclear technologies, such as small modular reactors ("SMRs"), and has uprated the existing Browns Ferry units to generate more low-cost, reliable, and carbon-free energy. TVA is also implementing the Hydro Life Extension Program with a focus on improving the availability and flexibility of the hydroelectric fleet. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives — Generation Resources — Extended Power Uprate, Natural Gas-Fired Units, and Small Modular Reactors, in addition to Renewable Energy Resources — Hydro Modernization Program below.

In addition, TVA and other utilities across the southeastern United States are exploring the creation of an automated energy exchange platform across the region to facilitate more short-term power exchanges. The energy exchange would be an enhancement to the existing market. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives — Automated Energy Exchange Platform.

Power generating facilities operated by TVA at September 30, 2021, included three nuclear sites, 17 natural gas and/or oil-fired sites, five coal-fired sites, 29 conventional hydroelectric sites, one pumped-storage hydroelectric site, one diesel generator site, and 13 solar installations. See Item 2, Properties — Generating Properties — Net Capability for a discussion of the units at these facilities.  TVA also acquires power under PPAs of varying durations, including short-term contracts of less than 24-hours in duration. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Expenses.

    The following table shows TVA's generation and purchased power by generating source as a percentage of all electric power generated and purchased (based on kilowatt hours ("kWh")) for the periods indicated:

Total Power Supply by Generating Source For the years ended September 30
Generation Resource(1)	2021	2020	2019
Nuclear	41%	42%	39%
Natural gas and/or oil-fired	21%	22%	20%
Coal-fired	15%	13%	17%
Hydroelectric	10%	10%	10%
Purchased power (non-renewable)	8%	8%	9%
Purchased power (renewable)	5%	5%	5%
Note
(1) TVA's non-hydro renewable resources from TVA facilities are less than one percent for all periods shown, and therefore are not represented on the table above. Purchased power (renewable) contains the majority of non-hydro renewable energy supply.

Nuclear

At September 30, 2021, TVA had three nuclear sites consisting of seven units in operation.  The units at Browns Ferry Nuclear Plant ("Browns Ferry") are boiling water reactor units, and the units at Sequoyah Nuclear Plant ("Sequoyah") and Watts Bar Nuclear Plant ("Watts Bar") are pressurized water reactor units.  Operating information for each of these units is included in the table below.

TVA Nuclear Power At September 30, 2021
Nuclear Unit	Summer Net Capability (MW)	Net Capacity Factor for 2021 (%)	Date of Expiration of Operating License
Browns Ferry Unit 1(1)	1,227	87.7	2033
Browns Ferry Unit 2(1)	1,208	83.3	2034
Browns Ferry Unit 3(1)	1,227	99.3	2036
Sequoyah Unit 1	1,152	85.9	2040
Sequoyah Unit 2	1,140	97.2	2041
Watts Bar Unit 1	1,157	95.4	2035
Watts Bar Unit 2	1,164	74.8	2055
Note
(1) Summer net capability for Browns Ferry includes the impact of the extended power uprate project which was finalized in 2021 through issuance of related engineering memos. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Extended Power Uprate.

Other Nuclear Initiatives. The NRC issued an Early Site Permit to TVA in December 2019 to license SMRs at TVA's Clinch River Nuclear Site in Oak Ridge, Tennessee. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Small Modular Reactors.

Other Nuclear Matters. Operating nuclear facilities subjects TVA to waste disposal, decommissioning, and insurance requirements, as well as litigation risks. See Fuel Supply — Nuclear Fuel below for a discussion of spent nuclear fuel and low-level radioactive waste, Note 23 — Commitments and Contingencies — Contingencies for a discussion of TVA's nuclear decommissioning liabilities and the related trust and nuclear insurance, and Note 23 — Commitments and Contingencies — Legal Proceedings and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Apparent Violations of NRC Regulations for a discussion of legal and administrative proceedings related to TVA's nuclear program, which discussions are incorporated herein by reference.

Natural Gas and/or Oil-Fired

    At September 30, 2021, TVA's natural gas and oil-fired fleet consisted of 101 combustion turbine power blocks (86 simple-cycle units, one cogeneration unit, and 14 combined-cycle power units), accounting for 12,183 MW of summer net capability.  Sixty-six of the simple-cycle units are currently capable of quick-start response allowing full generation capability in approximately 10 minutes. The economic dispatch of natural gas-fired plants depends on both the day-to-day price of natural gas and the price of other available intermediate resources such as coal-fired plants. TVA uses simple-cycle units to meet peaking or backup power needs. TVA's 2019 IRP projects significant solar expansion over the next decade. The natural gas-fired fleet supports that expansion by providing reliability across all hours, as well as the flexibility to help manage ramping and intermittency. As TVA evaluates its coal-fired fleet, it will also evaluate adding flexible lower carbon-emitting gas plants as a bridging strategy.

    See Item 2, Properties — Generating Properties, Note 8 — Leases, Note 11 — Variable Interest Entities, and Note 14 — Debt and Other Obligations for a discussion of lease arrangements into which TVA has entered in connection with certain combustion turbine units. Because of TVA's strategy of portfolio diversification and reduction of air emissions, TVA may decide to make further strategic investments in natural gas-fired facilities in the future by purchase, construction, or lease. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Natural Gas-Fired Units for a discussion of ongoing projects at certain natural gas-fired facilities.

Coal-Fired

     At September 30, 2021, TVA had five coal-fired plants consisting of 25 active units, accounting for 6,580 MW of summer net capability. TVA considers units to be in an active state when the unit is generating, available for service, or temporarily unavailable due to equipment failures, inspections, or repairs. All other coal-fired units are considered retired. In 2018, the TVA Board approved a plan to perform assessments of Bull Run Fossil Plant ("Bull Run") and Paradise Fossil Plant ("Paradise"). Results of these assessments were presented to the TVA Board at its February 2019 meeting, and the Board approved the retirement of Paradise Unit 3 by December 2020 and Bull Run by December 2023. Paradise Unit 3 was taken offline on February 1, 2020, effectively retiring the plant.

    Coal-fired plants have been subject to increasingly stringent regulatory requirements over the last few decades, including those under the Clean Air Act ("CAA"), the Clean Water Act ("CWA"), and the Resource Conservation and Recovery Act ("RCRA").  TVA has committed to a programmatic approach for the evaluation of its sites where coal combustion residuals ("CCR") are stored to meet all applicable state and federal regulations.  Increasing regulatory costs and carbon reduction efforts have caused TVA to consider whether to make the required capital investments to continue operating its coal-fired facilities.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residuals Facilities.

    TVA is moving toward a more balanced generation plan with greater reliance on lower-cost and cleaner energy generation technologies. Since September 30, 2010, TVA has reduced its summer net capability of coal-fired units by 7,653 MW. Following the publication of the 2019 IRP, TVA began conducting end-of-life evaluations of the remaining coal fleet to inform long-term planning. TVA’s recent evaluation confirms that the aging coal fleet is among the oldest in the nation and is experiencing deterioration of material condition and performance challenges. The performance challenges are projected to increase due to the coal fleet’s advancing age and the difficulty of adapting the coal fleet’s generation within the changing generation profile. Additionally, the coal fleet is contributing to environmental, economic, and reliability risks. TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035, and that evaluation includes environmental review, public input, and TVA Board approval. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Optimum Energy Portfolio.

Diesel Generators

    At September 30, 2021, TVA had one diesel generator plant consisting of five units, and this facility accounted for 9
MW of summer net capability. These units are not currently dispatched for generation to the transmission grid.

Raccoon Mountain Pumped-Storage Plant

At September 30, 2021, TVA had four units at Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain") with a total net summer capability of 1,635 MW. These units are utilized to balance the transmission system as well as generate power. TVA uses electricity generated by its fleet during periods of low demand to operate pumps that fill the reservoir at Raccoon Mountain. Then, during periods of high or peak demand, the water is released and the pumps reverse to work as power generating turbines.

Renewable Energy Resources

As more consumers and businesses are demanding cleaner energy, the utility industry is evolving to meet those needs. As TVA also evolves, it will see impacts to the way it does business through the pricing of products, transmission of energy, and development of new products and services for its customers in support of changing customer preferences. Many companies are focusing on sustainability and requiring more energy efficiency and renewable energy options. In addition, TVA also seeks to obtain greater amounts of its power supply from clean resources to work towards carbon emission reductions. As a result, TVA is increasing its renewable energy portfolio, by investing in existing assets and securing power purchase agreements for out-of-Valley wind and in-Valley solar. New utility-scale solar is increasing, in part driven by customers’ demand through TVA’s Green Invest Program. TVA also encourages renewable power and offers renewable solutions through various current programs and offerings. Finally, TVA is investing in its hydroelectric fleet through the Hydro Life Extension Program. See Distributed Energy Resources below for information on renewable energy solutions and Power Purchase and Other Agreements below for information on TVA’s power purchase agreements, including renewable agreements.

Conventional Hydroelectric Dams. TVA maintains 29 conventional hydroelectric dams with 109 generating units throughout the Tennessee River system for the production of electricity.  As of September 30, 2021, these units accounted for 3,750 MW of summer net capability.  The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors, including the amount of precipitation and runoff, initial water levels, generating unit availability, and the need for water for competing water management objectives.  When these factors are unfavorable, TVA must increase its reliance on higher cost generation plants and purchased power.  In addition, a portion of energy generated by nine U.S. Army Corps of Engineers ("USACE") dams on the Cumberland River system contributes to the TVA power system.  See Weather and Seasonality below and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key     Initiatives and Challenges — Dam Safety and Remediation Initiatives.

Hiwassee Hydro Unit 2 has a unique reversible turbine/generator that acts as a pump and a turbine enhancing TVA's ability to balance baseload generation.  At September 30, 2021, Hiwassee Hydro Unit 2 accounted for 86 MW of the conventional hydroelectric summer net capability.

    Hydro Modernization Program. TVA's Hydro Modernization Program began in 1992 and focused on units with potential to increase peaking capacity and improve reliability. With the completion of Pickwick Landing Dam ("Pickwick") Unit 2 in 2020, the initial Hydro Modernization Program has concluded with modernization completed on 62 conventional hydroelectric units under the program. The modernization projects resulted in 453 MW of increased capacity from the conventional hydroelectric units, with an average efficiency gain of approximately five percent. Hydroelectric generation will continue to be an important part of TVA's energy mix since it plays a vital role in carbon reduction initiatives, the ability to integrate other renewables into the power portfolio, and, ultimately, TVA's ability to meet changing customer preferences for cleaner energy sources. As such, TVA is implementing the Hydro Life Extension Program with a focus on improving the availability and flexibility of the hydroelectric fleet to help meet these changing customer preferences.

Self-Directed Solar. During 2019, the TVA Board approved the opportunity for TVA to explore being directly involved in the development of a utility-scale solar project, contingent on the successful completion of environmental reviews under National Environmental Policy Act ("NEPA") and other applicable laws. A project structure has been developed that will allow TVA to work with financial partners for solar development, and in September 2021, TVA purchased land for this planned 200 MW development. As of September 30, 2021, TVA had spent approximately $24 million on the project and expects to spend an additional $293 million through 2024.
Other Renewable Energy Resources. TVA's other renewable energy resources include TVA-owned solar and renewable energy purchases, a majority associated with TVA renewable programs. In addition to the hydroelectric units above, TVA owns 13 solar installations that account for approximately 1 MW of summer net capability. See Distributed Energy Resources below for a description of TVA's current renewable energy offerings and Power Purchase and Other Agreements for information on renewable energy purchases.

TVA tracks its renewable energy commitments and claims through the management of Renewable Energy Certificates ("RECs"). The RECs, which each represent 1 megawatt-hour ("MWh") of renewable energy generation, are principally associated with wind, solar, biomass, and low-impact hydroelectric. TVA continues to evaluate ways to adjust to customer preferences and requirements for cleaner and greener energy, including the acquisition of RECs from renewable purchased power that can be sold to customers to meet their needs. Overall, TVA will procure needed renewable supply through a diversified approach, which could include a competitive procurement process, strategic partnerships, or construction of renewable facilities to meet these needs.

Total Renewable Energy Resources. As of September 30, 2021, TVA's total renewable capacity, including TVA-owned and operated facilities, operating and contracted PPAs, and TVA's self-directed solar project, amounted to 8,269 MW.
Notes
(1) Contracted resources are executed power purchase agreements expected to come online at a future date.
(2) Hydroelectric power consists of 3,750 MW from TVA-owned conventional hydroelectric facilities and 402 MW from a renewable PPA.
(3) Biomass consists of 49 MW of operating resources and 5 MW of contracted resources.

TVA's operating renewables by location and by source are detailed below:

Notes
(1) In-Valley refers to the renewable energy that is sourced within TVA's service territory. Out-of-Valley refers to the renewable energy that is sourced outside of TVA's service territory and solely consists of wind power.
(2) See Power Purchase and Other Agreements below. PPAs also includes capability from various historical renewable energy programs primarily with individuals and small businesses.

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

DER Programs and Offerings. TVA encourages renewable power through various current programs and offerings. These solutions include:

Small-scale Solutions. The Green Connect Program, launched in January 2021, connects residential customers interested in on-site solar installations with qualified solar installers.

Mid-scale Solutions. The Flexibility Research Project was a joint pilot project with LPCs to enable solutions for situations where the end-use consumer needs onsite renewable or distributed generation. The Flexibility Research Project ceased accepting new applications in January 2021 as TVA introduced other flexible programs and offerings discussed in this section.

Utility-scale Solutions. The Green Invest Program matches customer demand with renewable supply through a Green Invest Agreement. The goal of the Green Invest program is to meet the long-term sustainability needs of customers at scale. TVA will procure the needed renewable supply through a diversified approach, which could include a competitive procurement process, strategic partnerships, or construction of renewable facilities to meet these needs. In addition, Generation Flexibility is a solution available to long-term LPC partners and supports the deployment of up to 2,000 MW of distributed solar to provide clean, local generation. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Ratemaking.

Other Renewable Solutions. The Green Switch Program allows customers to support wind, solar, and biomass renewable resources through purchasing renewable energy generated in the Tennessee Valley, sold in 200 kWh blocks. The Green Flex Program gives commercial and industrial customers the ability to meet sustainability goals and to make renewable energy claims through RECs from wind generation located outside TVA's service area.

    Other DER Initiatives. TVA also offers various energy efficiency programs. Through the Home Uplift Program, TVA is partnering with LPCs, state and local governments, non-profit agencies, energy efficiency advocates, third-party contributors, and the Tennessee Valley Public Power Association ("TVPPA") to complete home evaluations and make high-impact home energy upgrades for qualifying homeowners. In addition, TVA and LPCs conduct workshops to educate homeowners about low and no-cost energy efficiency upgrades that improve their quality of life. Through the School Uplift Program pilot, TVA is partnering with LPCs as well as state and local governments to assist schools with adopting strategic energy management practices. The engagement with each school includes monthly virtual workshops and fosters performance through competitions for energy efficiency grants and grants for solar pavilions. Finally, through the Community Centered Growth Program, TVA is partnering with LPCs to assist small businesses located within underserved communities with energy evaluations and no-cost energy improvement investments.

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

    TVA continues to focus on utilizing more EVs and installing charging stations inside the Tennessee Valley. TVA's electric vehicle ("EV") strategy is a staged approach that will evolve as the local EV market matures. TVA partnered with over 30 organizations across the State of Tennessee (known as the "Drive Electric Tennessee" collaborative) to create a roadmap to outline local market needs for widespread adoption. This foundational information is crucial as more affordable, longer range EVs come to the market. TVA is partnering with LPCs and others to support the electrification of transportation in the Valley in a multi-year EV initiative. The initiative focuses on reducing or eliminating EV market barriers by setting EV policies, improving charging infrastructure availability, expanding EV availability and offerings, and spreading EV consumer awareness. In November 2020, the TVA Board approved new policies and an optional wholesale EV rate aimed at encouraging the development of charging infrastructure in the Valley. The updated policies enable LPC investment in public charging infrastructure and allow for the conditional resale of electricity, for transportation purposes only, by any charging developer on a kWh basis. The optional wholesale rate was developed with high power EV charging in mind and provides a stable option for those developing charging infrastructure.

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

Power Purchase and Other Agreements

TVA acquires power from a variety of power producers generally through long-term and short-term PPAs as well as through spot market purchases.  During 2021, TVA acquired approximately 94 percent of the power that it purchased through the long-term PPAs described below, including agreements for long-term renewable generation resources, approximately one percent through short-term PPAs, and approximately five percent on the spot market.

    In order to meet customer preferences and requirements for cleaner and greener energy, TVA has entered into certain PPAs with renewable resource providers. As of September 30, 2021, TVA had operating or contracted capacity totaling 4,313 MW of summer net capability under renewable PPAs. These agreements are part of progressive partnerships that align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Changing Customer Preferences — Renewable Power Purchase Agreements.

    TVA's capability provided by PPAs is primarily provided under contracts that expire between 2022 and 2045, and are described in the table below.

Power Purchase Agreements At September 30, 2021
Type of Facility	Location	Number of Contracts	Summer Net Capability (MW)	Contract Termination Date
Renewable PPAs
Operating
Solar	Tennessee	2	58	2032 - 2039
Solar(1)	Alabama	2	302	2037 - 2041
Total Operating Solar		4	360
Wind	Tennessee	1	27	2025
Wind	Iowa	2	299	2030 - 2031
Wind	Kansas	2	366	2032 - 2033
Wind	Illinois	3	550	2032 - 2033
Total Operating Wind		8	1,242
Hydroelectric	Tennessee and Kentucky	1	402	Upon three years' notice
Landfill Gas	Tennessee	1	5	2031
Subtotal Operating		14	2,009
Contract Renewable Resources(2)			326
Total Operating			2,335

Contracted
Solar(3)	Tennessee	11	1,186	2038 - 2045
Solar(4)	Kentucky	2	242	2038 - 2043
Solar(4)	Mississippi	3	550	2043
Total Contracted		16	1,978
Total Renewable PPAs		30	4,313

Nonrenewable PPAs
Operating
Diesel	Tennessee	4	59	2023 - 2032
Diesel	Alabama	1	10	2035
Diesel	Mississippi	2	46	2023 - 2028
Total Operating Diesel		7	115
Natural Gas	Alabama	4	2,573	2022 - 2033
Lignite	Mississippi	1	440	2032
Total Operating		12	3,128
Contracted
Battery Storage(5)	Tennessee	1	66	2045
Battery Storage(4)	Kentucky	1	30	2043
Battery Storage(4)	Mississippi	3	150	2043
Total Contracted		5	246
Total Nonrenewable PPAs		17	3,374
Notes
(1) 227 MW of power delivery commenced in 2021. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives — Changing Customer Preferences — Renewable Power Purchase Agreements.
(2) Contract Renewable Resources is capability from various historical renewable energy programs that consist of PPAs primarily with individuals and small businesses.
(3) Power delivery is expected to commence between 2022 - 2025.
(4) Power delivery is expected to commence in 2023.
(5) Power delivery is expected to commence in 2025.

Under federal law, TVA is required to purchase energy from qualifying facilities (cogenerators and small power producers) at TVA's avoided cost of either generating this energy itself or purchasing this energy from another source. TVA fulfills this requirement through the Dispersed Power Production Program. At September 30, 2021, there were 369 generation sources, with a combined qualifying capacity of 270 MW, whose power TVA purchases under this program.

Fuel Supply

General

TVA's consumption of various types of fuel depends largely on the demand for electricity by TVA's customers, the availability of various generating units, and the availability and cost of fuel. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Expenses.

Nuclear Fuel

Current Fuel Supply. Converting uranium to nuclear fuel generally involves four stages: the mining and milling of uranium ore to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride gas; the enrichment of uranium hexafluoride; and the fabrication of the enriched uranium hexafluoride into fuel assemblies. TVA plans to continue using contracts of various products, lengths, and terms as well as inventory to meet the projected nuclear fuel needs of its nuclear fleet.  The net book value of TVA's nuclear fuel was $1.6 billion and $1.5 billion at September 30, 2021 and 2020, respectively. See Note 16 — Risk Management Activities and Derivative Transactions — Counterparty Risk.

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

Spent Nuclear Fuel.  All three nuclear sites have dry cask storage facilities.  Sequoyah will need additional capacity by 2029.  Watts Bar will need additional capacity by 2039.  Browns Ferry will need additional capacity by 2037. To recover the cost of providing long-term, onsite storage for spent nuclear fuel, TVA filed a breach of contract suit against the U.S. in the Court of Federal Claims in 2001. As a result of this lawsuit and related agreements, TVA has collected approximately $392 million through 2021.

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

TVA has provided irradiation services using Watts Bar Unit 1 since 2003. Although the interagency agreement provides for irradiation services to be performed at Watts Bar and Sequoyah, TVA expects the Watts Bar site to provide sufficient capacity to fulfill this agreement in the near term. The DOE notified TVA of future increased needs for tritium requiring the use of a second reactor. In 2019, TVA received approval from the NRC for a license amendment to authorize the irradiation of TPBARs in Watts Bar Unit 2. TVA began tritium production in Watts Bar Unit 2 in November 2020. The DOE's decision also allows for irradiation of TPBARs at Sequoyah in the future; however, TVA does not have plans to employ Sequoyah units for tritium production in the near term. TVA does intend to increase its production in Watts Bar Unit 1 beginning in November 2024, to align with a DOE request for increased tritium. TVA is currently working to submit a license amendment request with the NRC to fulfill this request.

Natural Gas and Fuel Oil

During 2021, TVA purchased a significant amount of its natural gas requirements from a variety of suppliers under contracts with terms of up to 3 years and purchased substantially all of its fuel oil requirements on the spot market. The net book value of TVA's natural gas inventory was $22 million and $19 million at September 30, 2021 and 2020, respectively. The net book value of TVA's fuel oil inventory was $69 million and $82 million at September 30, 2021 and 2020, respectively. At September 30, 2021, 80 of the combustion turbines that TVA operates were dual-fuel capable, and TVA has fuel oil stored on each of these sites as a backup to natural gas.

TVA purchases natural gas from multiple suppliers on a daily, monthly, seasonal, and term basis.  During 2021, daily, monthly, seasonal, and term contracts accounted for 23 percent, 14 percent, 26 percent, and 37 percent of purchases, respectively.  TVA plans to continue using contracts of various lengths and terms to meet the projected natural gas needs of its natural gas fleet.  During 2021, TVA arranged for the transportation of natural gas on nine separate pipelines, with approximately 66 percent being transported on two pipelines. During 2021, TVA maintained a total of approximately 1,517,000 million British thermal unit(s) ("mmBtu") per day of firm transportation capacity on seven major pipelines, with approximately 59 percent of total firm transportation capacity being maintained on two pipelines.

TVA utilizes natural gas storage services at seven facilities with a total capacity of 7.25 billion per cubic feet ("Bcf") of firm service and 5.00 Bcf of interruptible service to manage the daily balancing requirements of the nine pipelines used by TVA, with approximately 59 percent of the total storage capacity being maintained at two facilities. During 2021, storage levels were generally maintained at between 40 and 80 percent of the maximum contracted capacity at each facility. As TVA's natural gas requirements grow, it is anticipated that additional storage capacity may need to be acquired to meet the needs of the generating assets.  In 2022, TVA expects to increase its storage portfolio by approximately 10 percent.

Coal

Coal consumption at TVA's coal-fired generating facilities during 2021 and 2020 was approximately 12 million tons and 11 million tons, respectively.  At September 30, 2021 and 2020, TVA had 21 days and 30 days of system-wide coal supply at full burn rate, respectively, with net book values of $107 million and $152 million, respectively.

TVA utilizes both short-term and long-term coal contracts.  During 2021, long-term contracts made up 82 percent of coal purchases, and short-term contracts accounted for the remaining 18 percent.  TVA plans to continue using contracts of various lengths, terms, and coal quality to meet its expected consumption and inventory requirements.  During 2021 and 2020, TVA purchased coal by basin as follows:

    The following charts present the proportion of each delivery method TVA utilizes for its coal supply for the periods indicated:
Total system coal inventories were lower than anticipated throughout 2021 primarily as a result of higher than forecasted coal generation, coal supply limitations, and transportation challenges. Higher coal generation was primarily the result of higher demand than anticipated in 2021 after the lower energy sales in 2020 associated with the COVID-19 pandemic and an increase in natural gas prices making coal a more favorable economic fuel choice. Supply limitations and transportation challenges were due to reduced mine production and/or mine closures, an increase in coal exports, and a reallocation of transportation capacity to support export sales. TVA anticipates that these challenges will continue into 2022. See also Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Supply.

Transmission

The TVA transmission system is one of the largest high-voltage transmission systems in North America.  TVA's transmission system has 69 interconnections with 13 neighboring electric systems and delivered approximately 157 billion kWh of electricity to TVA customers in 2021.  In carrying out its responsibility for transmission grid reliability in the TVA service area, TVA has operated with 99.999 percent reliability since 2000 in delivering electricity to customers. See Item 2, Properties — Transmission Properties.

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

Additional transmission upgrades may be required to maintain reliability.  Upgrades may include enhancements to existing lines and substations or new installations as necessary to provide adequate power transmission capacity, maintain voltage support, and ensure generating plant and transmission system stability. In addition to upgrades to maintain reliability, TVA’s Grid of Tomorrow initiative aims to increase grid flexibility to enable greater use of renewable resources such as solar, wind, and other forms of distributed generation and includes making data and communications upgrades as demonstrated by the below initiatives. This initiative supports TVA’s decarbonization efforts while ensuring TVA continues to deliver reliable power at the lowest feasible rate. Investments in a modernized grid will enable enhanced monitoring and control of TVA’s transmission and generation portfolio.

    In 2017, the TVA Board authorized a strategic fiber optic initiative of up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, that will expand TVA's fiber capacity and improve the reliability and resiliency of the generation and transmission system. The network expansion is designed to help meet the power system's growing need for bandwidth as well as accommodate the integration of new DER. As of September 30, 2021, TVA had spent $151 million on installation of the fiber optic lines and expects to spend an additional $149 million.

    A new system operations center has been approved for $289 million. The new secured facility is being built to accommodate a new energy management system and adapt to new regulatory requirements, and will have improved physical security from the previous center.  The facility is expected to be constructed by the third quarter of 2023 and fully operational in 2025. As of September 30, 2021, TVA had spent approximately $92 million on the project and expects to spend an additional $197 million. The new energy management system has been approved for $90 million. As the current energy management system is nearing the end of its life cycle, this project will replace the existing analog system with a digital system. The new digital system will have higher capacity and speed, for communications with the TVA grid and for inputs from monitoring equipment, which will network the new control center with existing locations and enable better remote visibility and control. The system is expected to be complete in 2026. As of September 30, 2021, TVA had spent approximately $37 million on the project and expects to spend an additional $53 million.

In addition, TVA is working on various projects with universities, EPRI and others to help enable a dynamic and multi-directional grid. TVA is also working in partnership with LPCs to modernize their distribution systems by developing a shared vision and roadmap for transforming the Valley’s transmission and distribution systems into an integrated regional grid.

Weather and Seasonality

Weather affects both the demand for and the market prices of electricity. TVA's power system is generally a dual-peaking system in which the demand for electricity peaks during the summer and winter months to meet cooling and heating needs. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit. See Environmental Matters — Climate Change — Physical Impacts of Climate Change below and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Sales of Electricity.

Competition

    TVA provides electricity in a service area that is largely free of competition from other electric power providers. This service area is defined primarily by provisions of law and long-term contracts. The region in which TVA or LPCs that distribute TVA power may provide power is limited and is often referred to as "the fence." Under the FPA, the Anti-Cherrypicking Amendment ("ACPA") limits the ability of others to use the TVA transmission system for the purpose of serving customers within TVA's service area.  State service territory laws limit unregulated third parties' ability to sell electricity to consumers. All TVA wholesale power contracts are all requirements contracts; however, Flexibility Agreements available to LPCs that have executed long-term contracts with TVA allow LPCs to locally generate or purchase up to approximately five percent of average total hourly energy sales over 2015 - 2019 in order to meet their individual customers' needs. In addition, other utilities may use their own transmission lines to serve customers within TVA's service area, and third parties are able to avoid the restrictions on serving end-use customers by selling or leasing generating assets to a customer rather than selling electricity. These threats underscore the need for TVA to design rates and strategically price its products and services to be competitive. There have also been some efforts to erode the ACPA, and the protection of the provision could be limited and perhaps eliminated by federal legislation at some time in the future. See Note 23 — Commitments and Contingencies — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment for updates to this legal proceeding.

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

    Finally, TVA and other utility companies are facing an evolving marketplace of increased competition driven by customer choice and behavior. As technology develops, consumers' demands for access to diverse products and services may increase, and customers could choose another utility to meet some or all of their power needs where available, pursue self-generation to meet some or all of their power needs, or move their operations outside of TVA's service territory.

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

In 2020, TVA placed a high priority on providing research which aligns to and supports its five transformative initiatives: energy storage, electric vehicles, advanced nuclear, connected communities, and regional grid transformation. TVA has also placed a special emphasis on research leading to the understanding and application of clean resources to support the reduction of carbon emissions from its power supply. This research supports both TVA and national strategic interests to reduce carbon emissions and will serve to both catalyze and support TVA’s sixth transformative initiative, decarbonization, which commenced in 2022.

    At the forefront of the energy storage initiative is deploying grid-scale battery energy storage technology to optimize the existing TVA generation assets and improve the resiliency of the transmission system. In 2020, TVA launched its first TVA-owned, grid scale, lithium-ion demonstration battery project and in 2021, TVA awarded the contract for the battery project which will be located near Vonore, Tennessee. The system integration learnings from this project will guide future application of battery storage as part of the evolving bulk power system in the region.

    TVA continues to assess potential electrification programs that improve resource use and reduce environmental impacts (especially in the transportation sector). Assessments include a multi-stakeholder vision and roadmap effort aimed at identifying the path forward for electric vehicles in Tennessee. The approach provides for broad engagement from industry, government, and utilities that could be applied in other states in the TVA service territory. In addition, TVA is continuing its evaluation of potential electric vehicle adoption strategies through coordination of activities with EPRI and state and industry stakeholders related to operational fleet requirements. Additional areas of focus include LPC engagement on plug-in electric vehicle grid integration and readiness for various transportation electrification technologies. In addition, research continues in electrification applications surrounding vehicle charging stations, impacts from charging stations to the power grid, refinement of power-system control processes, and development of smart charging strategies to maximize the potential of electricity to replace petroleum as the transportation fuel of choice. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Distributed Energy Resources — Electric Vehicles.

TVA is committed to investing in the future of nuclear and continues to evaluate the licensing and design of emerging nuclear technologies, such as advanced light water SMRs and advanced non-light water reactors, as part of technology innovation efforts aimed at developing the energy system of the future. In December 2019, TVA became the first utility in the nation to successfully obtain approval for an early site permit from the NRC to potentially construct and operate SMRs at its Clinch River Site. Additionally, TVA is partnering with like-minded organizations to evaluate the economic feasibility of advanced nuclear reactors. TVA has entered into memorandums of understanding and agreements that allow for mutual collaboration to explore advanced reactor designs as a next-generation nuclear technology while leveraging the expertise of federally funded research and development centers, utilities, vendors, and academic institutions. These partnerships are important steps in the early stages of evaluation as TVA considers the prospect of new nuclear. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Distributed Energy Resources — Small Modular Reactors.

TVA is working to establish connected communities pilot projects with stakeholders and has been engaging in advanced buildings research to support the initiative. Connected communities projects are aimed at addressing today’s challenges with community-driven information and technology solutions to improve the quality of life in the Tennessee Valley. Research will continue to identify best practices, better understand challenges in the Valley, and build a roadmap for the future.

TVA and LPCs are engaged in several initiatives related to grid modernization. Research includes technologies and applications advancement in intelligent transmission and distribution systems. Smart meter technology has the potential to shift usage patterns away from peak demand times which could change costs significantly. Additionally, intelligent transmission systems would give TVA the ability to nearly instantaneously diagnose problems, make corrections, and engage transmission and generation resources quickly so that power would keep flowing. This could promote reduced emissions, lower energy costs, and add greater flexibility to accommodate the new consumer-generated sources under TVA's renewable energy programs. See Power Supply and Load Management Resources — Distributed Energy Resources.

Finally, TVA is in the second year of a coalition of utilities and researchers, led by EPRI and Gas Technology Institute, whose purpose is to engage, inform, and support global low-carbon resources initiatives to develop the pathways for the advancement of carbon reducing technologies for large scale utility deployment. This is a five-year program and includes research to support creating resource options, such as alternative fuels (hydrogen, ammonia, and methanized derivatives), carbon capture, electrification, and utilization of clean DER as part of the overall low-carbon resource mix.

Flood Control Activities

    The Tennessee River watershed has one of the highest annual rainfall totals of any watershed in the U.S., averaging 51 inches per year. During 2021, approximately 62 inches of rain fell in the Tennessee Valley. TVA manages the Tennessee River system in an integrated manner, balancing hydroelectric generation with navigation, flood damage reduction, water quality and supply, and recreation. TVA spills or releases excess water through its dams in order to reduce flood damage to the Tennessee Valley. TVA typically spills only when all available hydroelectric generating turbines are operating at full capacity and additional water still needs to be moved downstream.

    The Tennessee Valley experienced above normal rainfall during 2021 which included the second wettest August on record with nearly 10 inches of rainfall. Despite significant rainfall, runoff, and flooding during the period, TVA continued to generate low-cost hydroelectric power while meeting its river system commitments, including flood mitigation, which is estimated to have prevented approximately $170 million in damages across the Tennessee Valley.

Environmental Stewardship Activities

    TVA's mission includes managing the Tennessee River, its tributaries, and federal lands along the shoreline to provide, among other things, year-round navigation, flood damage reduction, affordable and reliable electricity, recreational opportunities, adequate water supply, improved water quality, and natural resource protection.  There are 49 dams that comprise TVA's integrated reservoir system. Each dam may also have ancillary structures used to support or assist the main dam's function. The reservoir system provides approximately 800 miles of commercially navigable waterways and also provides significant flood reduction benefits both within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers. The reservoir system also provides a water supply for residential and industrial customers, as well as cooling water for TVA's coal-fired plants, combined cycle plants, and nuclear power plants. In 2020, the TVA Board approved a new Environmental Policy. TVA's updated policy provides objectives for an integrated approach related to providing reliable, affordable, and increasingly clean energy; engaging in proactive stewardship of the Tennessee River system and public lands; and supporting sustainable economic growth. The Environmental Policy also provides additional direction in several environmental stewardship areas related to reducing environmental impacts on the Valley's natural resources, including reducing carbon intensity and air emissions; minimizing waste; and protecting water resources, biodiversity, and cultural resources.

    TVA serves the people of the TVA region through the integrated management of the Tennessee River system and public lands, which include approximately 11,000 miles of shoreline; 650,000 surface acres of reservoir water; and 293,000 acres of reservoir lands.  TVA accomplishes this mission and supports the objectives of the TVA Environmental Policy through implementation of its natural resources stewardship strategy.  Within this strategy, TVA confirms a desire to remain agile, balance competing demands, and be a catalyst for collaboration in order to protect and enhance biological, cultural, and water resources as well as create and sustain destinations for recreation and opportunities for learning and research.  As part of the strategy, TVA intends to assist water-based community development with issuing permits, technical support, and land agreements using planning, clear regulations, meaningful guidelines, and consistent enforcement. Additional guidance for carrying out many of TVA's essential stewardship responsibilities is provided in TVA's Natural Resource Plan ("NRP"). In 2020, changes were made to TVA's NRP to support a more strategic, flexible, and comprehensive management approach to TVA's natural resource stewardship work. The updated plan enhances alignment with TVA's mission through economic development, energy, and environmental stewardship and guides business planning. In the newly published NRP, TVA expanded from six resource areas to ten focus areas, ensuring the NRP provides a more comprehensive view of resource stewardship efforts.

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

    In 2021, TVA's economic development efforts helped recruit or expand 269 companies into the TVA service area. These companies announced capital investments of over $8.8 billion and expect to create and/or retain approximately 80,900 jobs.

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

Securities and Exchange Commission

    Section 37 of the Securities Exchange Act of 1934 (the "Exchange Act") requires TVA to file with the Securities and Exchange Commission ("SEC") such periodic, current, and supplementary information, documents, and reports as would be required pursuant to Section 13 of the Exchange Act if TVA were an issuer of a security registered pursuant to Section 12 of the Exchange Act.  Section 37 of the Exchange Act exempts TVA from complying with Section 10A(m)(3) of the Exchange Act, which requires each member of a listed issuer's audit committee to be an independent member of the board of directors of the issuer.  Since TVA is an agency and instrumentality of the U.S., securities issued or guaranteed by TVA are "exempted securities" under the Securities Act of 1933, as amended (the "Securities Act"), and may be offered and sold without registration under the Securities Act.  In addition, securities issued or guaranteed by TVA are "exempted securities" and "government securities" under the Exchange Act.  TVA is also exempt from Sections 14(a)-(d) and 14(f)-(h) of the Exchange Act (which address proxy solicitations) insofar as those sections relate to securities issued by TVA, and transactions in TVA securities are exempt from rules governing tender offers under Regulation 14E of the Exchange Act.  Also, since TVA securities are exempted securities under the Securities Act, TVA is exempt from the Trust Indenture Act of 1939 insofar as it relates to securities issued by TVA, and no independent trustee is required for these securities.

Federal Energy Regulatory Commission

    Under the FPA, TVA is not a "public utility," a term which primarily refers to investor-owned utilities.  Therefore, TVA is not subject to the full jurisdiction that FERC exercises over public utilities under the FPA.  TVA is, however, an "electric utility" and a "transmitting utility" as defined in the FPA and, thus, is directly subject to certain aspects of FERC's jurisdiction. Under the FPA, for example, TVA (1) must comply with certain standards designed to maintain transmission system reliability; (2) can be ordered to interconnect its transmission facilities with the electrical facilities of independent generators and of other electric utilities that meet certain requirements; (3) can be ordered to transmit wholesale power provided that the order (a) does not impair the reliability of the TVA or surrounding systems, (b) meets the applicable requirements concerning terms, conditions, and rates for service, and (c) does not implicate the ACPA; (4) could be subject to FERC review of the transmission rates and the terms and conditions of service that TVA provides; and (5) is prohibited from (a) reporting false information on the price of electricity sold at wholesale or the availability of transmission capacity to a federal agency with intent to fraudulently affect the data being compiled by the agency and (b) using manipulative or deceptive devices or contrivances in connection with the purchase or sale of power or transmission services subject to FERC's jurisdiction.

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

Environmental Matters

    TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other matters. Emissions from all TVA-owned and operated units (including small combustion turbine units of less than 25 MW) have been reduced from historic peaks. Emissions of nitrogen oxide ("NOx") have been reduced by 97 percent below peak 1995 levels and emissions of sulfur dioxide ("SO2") have been reduced by 99 percent below 1977 levels through CY 2020. For CY 2020, TVA's emissions of carbon dioxide ("CO2") from its owned and operated units, including purchased power and REC retirement adjustments which reduce the CO2 emissions, were 43 million tons, resulting in a TVA system average, as delivered, CO2 emission rate of 562 lbs/MWh. This represents a 63 percent reduction in mass carbon emissions from 2005 levels. To remain consistent and to align with the EPA's reporting requirements, TVA intends to continue reporting CO2 emissions on a calendar year basis.

Additional quantitative emissions data is as follows:

Emissions and Intensity Rates (1)	2020	2019
Nitrogen Oxide (NOx)(2)
Total NOx Emissions (MT)	12,577	19,430
Total NOx Emissions Intensity (MT/Net MWh)	0.000094	0.000140
Sulfur Dioxide (SO2)(2)
Total SO2 Emissions (MT)	17,082	26,972
Total SO2 Emissions Intensity (MT/Net MWh)	0.000127	0.000194
Mercury (Hg)
Total Hg Emissions (kg)	17.5	50.1
Total Hg Emissions Intensity (kg/Net MWh)	0.0000001	0.0000004
Notes
(1) Intensity rates are calculated based on generation from TVA's most recent fiscal year for years indicated and emissions data from the most recent calendar years.
(2) Emissions data is consistent with Edison Electric Institute Environmental, Social, Governance and Sustainability Report standards, which are based on metric tons ("MTs") whereas overall CO2 emission rates and baseline reductions from historical levels are based on short tons.

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

    Cross-State Air Pollution Rule. The EPA issued the Cross-State Air Pollution Rule ("CSAPR") in 2011 requiring several states in the eastern U.S. to improve air quality by reducing power plant emissions that contribute to pollution in other states.  In 2016, the EPA issued an update to CSAPR to address cross-state air pollution (the "CSAPR Update Rule"). The EPA subsequently issued an additional rule to resolve any remaining cross-state air pollutant issues ("CSAPR Close-Out Rule"). The U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") remanded a portion of the CSAPR Update Rule back to the EPA to address its failure to require upwind states to eliminate substantial contributions to downwind non-attainment areas by the statutory deadline. The D.C. Circuit also vacated the CSAPR Close-Out Rule. On March 15, 2021, the EPA Administrator signed the final revisions to the CSAPR Update Rule. The revisions address the defects identified by the D.C. Circuit and took effect on June 29, 2021. In this final action, the EPA reduced ozone-season NOx allowances for a group of 12 states, including Kentucky, and required sources in those states to surrender most of their banked allowances. TVA's Shawnee Fossil Plant ("Shawnee") facility is affected by these revisions, and TVA is in the process of analyzing compliance strategies to determine how any shortage in allowances will be overcome for the ozone season in 2022 and beyond.

    Mercury and Air Toxics Standards for Electric Utility Units. In April 2020, the EPA issued a final rule which revokes the agency's earlier finding that regulation of hazardous air pollutants ("HAP") emitted from steam electric utilities is appropriate and necessary. The rule does not remove electric generating units from the source categories listed under Section 112 of the CAA nor does it rescind the Mercury and Air Toxics Standards ("MATS") requirements. Additionally, the EPA determined that further restrictions on HAP emissions are not warranted based on a residual risk and technology review ("RTR") for this source category. TVA does not anticipate that the final rule will change TVA's MATS compliance requirements or strategy. Certain states and environmental groups filed petitions in the D.C. Circuit challenging the "appropriate and necessary" finding and the RTR finding. On February 16, 2021, the EPA filed a motion requesting the D.C. Circuit to hold the cases in abeyance pending the agency's review of the final rule under Executive Order ("EO") 13990, which, among other things, requires the EPA to reconsider the final rule by August 2021. The EPA did not meet the August 2021 deadline, but is expected to issue a proposed rule that reverses the findings of the April 2020 final rule. TVA will evaluate the proposal when it is issued.

    Environmental Agreements. See Note 23 — Commitments and Contingencies — Legal Proceedings — Environmental Agreements for a discussion of two substantively similar agreements into which TVA entered in April 2011: one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"), which discussion is incorporated herein by reference.

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

    Regional Haze Program. The EPA issued the Clean Air Visibility Rule, which required certain older sources to install best available retrofit technology. No additional controls or lower operating limits are required for any TVA units to meet best available retrofit technology requirements. In 2017, the EPA published the final rule that changed some of the requirements for Regional Haze State Implementation Plans ("SIPs"). Specific impacts cannot be determined until future Regional Haze SIPs are developed for the next decennial review under the visibility haze provisions of the CAA. States were required to submit their Regional Haze SIPs to the EPA by July 31, 2021. In response to requests from state air pollution control agencies in Tennessee and Kentucky, TVA submitted regional haze analyses for Cumberland Fossil Plant ("Cumberland") and Shawnee. The reports evaluate SO2 emission reduction options for these facilities and will be used by these state agencies in preparing their Regional Haze SIPs.

    Opacity. Opacity, or visible emissions, measures the denseness (or color) of power plant plumes and has traditionally been used by states as a means of monitoring good maintenance and operation of particulate control equipment. Under some conditions, retrofitting a unit with additional equipment to better control SO2 and NOx emissions can adversely affect opacity performance, and TVA and other utilities have addressed this issue. The evaluation of utilities' compliance with opacity requirements is coming under increased scrutiny, especially during periods of startup, shutdown, and malfunction. Historically, SIPs developed under the CAA typically excluded periods of startup, shutdowns, and malfunctions, but in June 2015, the EPA finalized a rule to eliminate such exclusions ("2015 Rule"). The 2015 Rule required states to modify their implementation plans by November 2016. Kentucky, Tennessee, and Mississippi submitted implementation plans, but Alabama has not. Environmental petitioners and several states filed petitions for judicial review of the 2015 Rule before the D.C. Circuit. In April 2017, the D.C. Circuit, at the request of the EPA Administrator, ordered this litigation to be suspended pending the EPA's review to determine whether to reconsider all or part of the 2015 Rule. On October 9, 2020, the EPA issued a guidance memorandum ("2020 Memorandum") that superseded and replaced policy statements outlined in the 2015 Rule. On September 30, 2021, the EPA withdrew the 2020 Memorandum, reinstating the agency's prior policy as set out in the 2015 Rule. The EPA's evaluation of state SIPs will be undertaken in light of the considerations outlined in the September 30, 2021 memorandum. TVA cannot predict the outcome of future SIP evaluations.

New York Petition to Address Impacts from Upwind High Emitting Sources. In 2018, the State of New York filed a petition with the EPA under Section 126(b) of the CAA to address ozone impacts on New York from the NOx emissions from sources emitting at least 400 tons of NOx in CY 2017 from nine states including Kentucky. The New York petition requests that the EPA require daily NOx limits for utility units with selective catalytic reduction systems ("SCRs") such as Shawnee Units 1 and 4 and emission reductions from utility units without SCRs such as Shawnee Units 2, 3, and 5-9. Kentucky utility unit NOx emissions are already limited by the CSAPR Update Rule and are declining, and current EPA modeling projects no additional requirements to reduce Kentucky NOx emissions are necessary. In 2019, the EPA finalized its denial of New York's petition because the state did not demonstrate, and the EPA could not independently establish, that sources in the states listed in the petition contribute to exceedances of the 2008 and 2015 ozone NAAQS in New York. The State of New York filed a petition in the D.C. Circuit for judicial review of the EPA's denial of the petition. In July 2020, the D.C. Circuit vacated the EPA's denial of the petition and remanded the petition to the EPA for reconsideration. In its recently published Unified Regulatory Agenda, the EPA indicated that it will respond to the D.C. Circuit's decision by providing a revised response to New York's Section 126(b) petition. Specific impacts to TVA cannot be determined until the EPA takes further action on the petition.

    Affordable Clean Energy Rule. In 2019, the EPA finalized the Affordable Clean Energy ("ACE") rule and repealed the EPA's previous regulation addressing greenhouse gas ("GHG") emissions from existing fossil fuel-fired units. The ACE rule established guidelines for GHG emissions from existing coal-fired units based on efficiency improvements that can be achieved at those units at reasonable cost. Several industry, environmental, and state and local petitioners filed for judicial review of the ACE rule. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule, and specified that the court's mandate will not issue with regard to the portion of the ACE rule that repeals the Clean Power Plan until after the EPA develops a replacement for the ACE rule. In Congressional hearings in February 2021, the EPA Administrator stated that the EPA will propose a new rule to regulate CO2 emissions from electric generating units. On April 29, 2021, a coalition of states asked the Supreme Court to reverse the D.C. Circuit's decision to vacate and remand the ACE rule. TVA is unable to predict the future course of this litigation on appeal, nor the direction that the EPA may take in the future to regulate GHG emissions from fossil fuel-fired units.

    New Source Performance Standards. In 2018, the EPA proposed revisions to the GHG emission standards for new, modified, and reconstructed electric utility generating units required under Section 111(b) of the CAA. For coal-fired units, the EPA proposes to revise the current new source standards such that carbon capture and sequestration technology is no longer necessary to meet the standards of performance that reflect the best system of emission reduction. The resulting limits are less stringent than limits under the current rule and can be met by modern coal-fired units (e.g., supercritical steam generators) in combination with best operating practices, but without carbon capture and sequestration. The EPA is not proposing to revise the new source performance standard for GHG emission from gas-fired units. In January 2021, the EPA published criteria in the Federal Register for making a significant contribution finding for GHGs from a source category for the purpose of regulating those emissions under Section 111(b) of the CAA, and the EPA did not take final action on the 2018 proposed revisions in this rulemaking. On March 17, 2021, the EPA asked the D.C. Circuit to vacate and remand the "significant contribution" finding since the rule was promulgated without public notice or opportunity to comment. On April 5, 2021, the D.C. Circuit vacated and remanded the January 2021 final rule. If finalized as proposed, the revisions are not expected to significantly impact TVA since TVA does not currently plan to construct, modify, or reconstruct any coal-fired units.

Climate Change

    Executive Actions. On January 20, 2021, President Biden issued EO 13990, "Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis." EO 13990 directs federal agencies to review and revise regulations consistent with broad policy goals to improve public health and the environment, reduce GHG emissions, and prioritize environmental justice. On March 8, 2021, a coalition of 12 states filed a lawsuit in the U.S. District Court for the Eastern District of Missouri challenging President Biden's authority to establish interim values for the social cost of GHGs under EO 13990. On August 31, 2021, the court dismissed the matter, but the plaintiffs have appealed the decision to the U.S. Court of Appeals for the Eighth Circuit. A similar lawsuit is pending in the U.S. District Court for the Western District of Louisiana. EO 13990 also requires the EPA to review several environmental regulations to determine their consistency with the goals and policies prescribed in the EO. Specific impacts to TVA of EO 13990 cannot be determined at this time.

In addition, on January 27, 2021, President Biden issued EO 14008, "Executive Order on Tackling the Climate Crisis at Home and Abroad." Among other things, EO 14008 expresses the following policies of the federal government: (1) to organize and deploy the full capacity of its agencies to combat the climate crisis to implement a government-wide approach that reduces climate pollution in every sector of the economy, (2) to align the management of federal procurement and real property, public lands and waters, and financial programs to support robust climate action, (3) to use all available procurement authorities to achieve or facilitate (a) a carbon pollution-free electricity sector no later than 2035 and (b) clean and zero-emission vehicles for federal, state, local, and tribal government fleets, (4) to put the U.S. on a path to achieve net-zero emissions, economy-wide, by no later than 2050, (5) to accelerate the deployment of clean energy and transmission projects in an environmentally stable manner, (6) to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels, (7) to promote the flow of capital toward climate-aligned investments and away from high-carbon investments, (8) improve air and water quality, and (9) secure an equitable economic future by making environmental justice part of an agency's mission. TVA is closely monitoring these developments, including the Justice40 Initiative, the Department of Treasury effort to establish a carbon market, establishment and development of the Civilian Climate Corps, and establishment of several White House comprehensive plans. In addition, EO 14008 created the Special Presidential Envoy for Climate and called for an early Leaders' Climate Summit aimed at raising climate ambition and making a positive contribution to the 26th United Nations Climate Change Conference of the Parties and beyond. EO 14008 also stated the U.S. would reconvene the Major Economies Forum on Energy and Climate, beginning with the Leader's Climate Summit. Federal agencies were directed to update their Climate Change Action Plans, and TVA submitted its draft plan in May 2021 and submitted its final plan in August 2021. Aside from the directive to update TVA’s Climate Change Action Plan, specific impacts of EO 14008 on TVA cannot be determined at this time.

On May 20, 2021, President Biden also issued EO 14030, “Climate-Related Financial Risk,” which calls for a governmental-wide strategy on the disclosure of climate-related financial risk. EO 14030 requires the development of government-wide strategy regarding the following: (1) the measurement, assessment, mitigation, and disclosure of climate-related financial risk to federal government programs, assets, and liabilities in order to increase the long-term stability of federal operations; (2) financing needs associated with achieving net-zero greenhouse gas emissions for the U.S. economy by no later than 2050, limiting global average temperature rise to 1.5 degrees Celsius, and adapting to the acute and chronic impacts of climate change; and (3) areas in which private and public investments can play complementary roles in meeting these financing needs while advancing economic opportunity, worker empowerment, and environmental mitigation, especially in disadvantaged communities and communities of color. While TVA is subject to this EO, the specific impacts of EO 14030 cannot be determined at this time.

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

On January 20, 2021, President Biden formally rejoined the Paris Agreement on behalf of the U.S. The means for tracking emissions targets under the Paris Agreement are nationally determined contributions ("NDCs"). Each nation that is a party to the Paris Agreement is asked to prepare five-year, successive NDCs that it plans to achieve. On April 22, 2021, the Biden Administration announced its GHG NDCs for 2030 under the Paris Agreement, and these NDCs establish a new target for the U.S. to achieve a 50 to 52 percent reduction from 2005 levels in economy-wide net GHG pollution in 2030. Specific impacts to TVA cannot be determined at this time.

    Litigation. In addition to legislative activity, climate change issues have been the subject of a number of lawsuits, including lawsuits against TVA, and TVA may be subject to additional lawsuits in the future.

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

    Physical Impacts of Climate Change. Physical impacts of climate change may include, but not be limited to, changing weather patterns, extreme weather conditions, and other events such as flooding, droughts, wildfires, and snow or ice storms, and these events can impact TVA's system in terms of system operability, customer demand, and the health of regional economies. TVA has a Climate Change Action Plan which it updated in 2021 in accordance with EO 14008. TVA submitted its draft Climate Change Action Plan in May 2021 and its final plan in August 2021. The goal of the action planning process is to ensure TVA continues to achieve its mission and program goals and to operate in a secure, effective, and efficient manner in a changing climate by integrating climate change adaptation efforts in coordination with state and local partners, tribal governments, and private stakeholders. TVA manages the potential effects of climate change on its mission, programs, and operations within its environmental management processes.

    Actions Taken by TVA to Reduce GHG Emissions. TVA has reduced GHG emissions from both its generation facilities and its operations. TVA Board actions have focused on TVA's plan to balance its coal-fired generation by increasing its nuclear capacity, modernizing its hydroelectric generation system, increasing natural gas-fired generation, installing emission control equipment on certain of its coal-fired units, increasing its purchases of renewable energy, building solar facilities, and investing in energy efficiency initiatives to reduce energy use in the Tennessee Valley.  Additionally, TVA has invested to increase energy efficiency in its operations.  The combination of more stringent environmental regulations, lower natural gas prices, and lower demand for energy across the Tennessee Valley has reduced the utilization of coal-fired generation.  These factors have resulted in lower CO2 emissions from the TVA system, as previously discussed in this section. As TVA evolves its generation portfolio, and after appropriate environmental review under NEPA, the TVA Board could make decisions about the timing, retirement, and replacement of aging fossil units or other expiring capacity, which may further TVA’s CO2 and other emissions reductions. The Environmental Policy also provides additional direction in several environmental stewardship areas related to reducing environmental impacts on the Valley's natural resources, including reducing carbon intensity and air emissions.

Renewable/Clean Energy Standards

    Thirty states and the District of Columbia have established enforceable or mandatory requirements for electric utilities to generate a certain amount of electricity from renewable sources.  Two states within the TVA service area, North Carolina and Virginia, have mandatory renewable standards that, while not applying directly to TVA, do apply to TVA's LPCs serving retail customers in those states.  TVA's policy is to provide compliance assistance to any distributor of TVA power, and TVA is providing assistance to the covered LPCs that sell TVA power in North Carolina. In 2020, Virginia signed into law the Clean Economy Act. The Act establishes a mandatory requirement for utilities to generate a certain amount of electricity from renewable sources. At this time, TVA is not impacted by the legislation due to the relatively small amount of electricity that TVA provides in Virginia compared to other utilities. Likewise, the Mississippi Public Service Commission adopted an energy efficiency rule applying to electric and natural gas providers in the state, and TVA is supplying information on participation in TVA's energy efficiency programs to support the covered Mississippi LPCs.

Water Quality Control Developments

Waters of the United States. In 2015, the EPA and the USACE issued the Clean Water Rule, which redefined waters of the United States ("WOTUS") in the agencies' regulations for the first time since the 1980s and was intended to clarify the regulatory jurisdiction of the EPA and the USACE ("2015 WOTUS Rule"). In April 2020, the USACE and the EPA issued the Navigable Waters Protection Rule (“NWPR”), which established a new regulatory definition of WOTUS and replaced the definition set forth in the 2015 WOTUS Rule. The NWPR established four categories of waters considered jurisdictional under the CWA: (1) territorial seas and traditional navigable waters, (2) perennial and intermittent tributaries to those waters, (3) certain lakes and ponds, and impoundments of jurisdictional waters, and (4) wetlands adjacent to jurisdictional waters. The rule excluded twelve categories of waters, including ephemerals, groundwater, many ditches, and waste treatment systems. The NWPR reduced the jurisdictional reach of the CWA and could potentially reduce permitting and mitigation requirements for TVA projects that impact waters that were previously considered jurisdictional under the 2015 WOTUS Rule. The NWPR was challenged in multiple courts, and on August 30, 2021, it was vacated by the United States District Court for the District of Arizona. The United States District Court for the District of New Mexico also vacated it on September 27, 2021. Two other courts declined to vacate the rule, but remanded it to the EPA and the Army Corps of Engineers. Previously, on June 9, 2021, the EPA and the Department of the Army announced their intention to initiate a new rulemaking process to restore the definition of WOTUS that was in place prior to the 2015 WOTUS Rule and to develop a new rule to establish a new definition of WOTUS. The impact of the rulemaking process cannot be ascertained fully at this time. Pending the completion of the rulemaking process, the EPA and the USACE are interpreting WOTUS consistent with the pre-2015 definition.

    Cooling Water Intake Structures. In 2014, the EPA released a final rule under Section 316(b) of the CWA relating to cooling water intake structures ("CWIS") for existing power generating facilities. The rule requires changes in CWIS used to cool the vast majority of coal, gas, and nuclear steam-electric generating plants and a wide range of manufacturing and industrial facilities in the U.S.  The final rule requires CWIS to reflect the best technology available for minimizing adverse environmental impacts, primarily by reducing the amount of fish and shellfish that are impinged or entrained at a CWIS. These new requirements will potentially affect a number of TVA's fossil- and nuclear-fueled facilities and will likely require capital upgrades to ensure compliance. Most TVA facilities are projected to require retrofit of CWIS with "fish-friendly" screens and fish return systems to achieve compliance with the new rule. The rule is being implemented through permits issued under the National Pollutant Discharge Elimination System ("NPDES") in Section 402 of the CWA. State agencies administer the NPDES permit program in most states including those in which TVA's facilities are located.  In addition, the responsible state agencies must provide all permit applications to the U.S. Fish and Wildlife Service for a 60-day review prior to public notice and an opportunity to comment during the public notice. As a result, the permit may include requirements for additional studies of threatened and endangered species arising from U.S. Fish and Wildlife Service comments and may require additional measures be taken to protect threatened and endangered species and critical habitats directly or indirectly related to the plant cooling water intake. TVA's review of the final rule indicates that the rule offers adequate flexibility for cost-effective compliance.  The required compliance timeframe is linked to plant-specific NPDES permit renewal cycles (i.e., technology retrofits), and compliance is expected to be required beginning in the CY 2022 - 2024 timeframe.

The EPA has never previously applied the requirements under Section 316(b) to hydroelectric facilities. However, on September 30, 2021, EPA Region 10, which covers an area outside TVA’s service area, issued NPDES permits to four hydroelectric plants that include Section 316(b) requirements. In determining the best technology available (“BTA”) to minimize adverse impacts on the environment using best professional judgment, Region 10 analyzed the existing controls that the hydroelectric facilities were already implementing and concluded that those controls constitute BTA. It is not clear whether this approach will be adopted nationwide or how the BTA standard would be applied to TVA's hydroelectric facilities; accordingly, the specific impacts to TVA from the new Region 10 permits cannot be determined at this time.

    Hydrothermal Discharges. The EPA and many states continue to focus regulatory attention on potential effects of hydrothermal discharges. Many TVA plants have variances from thermal standards under Section 316(a) of the CWA that are subject to review as NPDES permits are renewed. Specific data requirements in the future will be determined based on negotiations between TVA and state regulators. If plant thermal limits are made more stringent, TVA may have to install cooling towers at some of its plants and operate installed cooling towers more often. This could result in a substantial cost to TVA.

    Steam-Electric Effluent Guidelines. In 2015, the EPA revised existing steam-electric effluent limitation guidelines ("ELGs"), which regulate water discharge pollutants and require the application of certain pollutant control technologies. The

2015 ELGs established more stringent performance standards for existing and new sources and required major upgrades to wastewater treatment options at all coal-fired plants. Compliance with new requirements was originally required in the CYs 2018-2023 timeframe, but the EPA delayed the compliance dates for flue gas desulfurization ("FGD") wastewater and bottom ash transport water until CYs 2020 - 2023 to allow the EPA time to review and potentially revise the ELGs with regard to these waste streams.

    In October 2020, the EPA issued final revised ELGs for bottom ash transport water and FGD wastewater. The primary impact for TVA is on the operation of existing coal-fired generation facilities. The revised ELGs could impact long-term investment decisions being made relative to the long-term compliance and operability of these plants.  The revisions may require TVA to install additional wastewater treatment systems for FGD wastewater and bottom ash transport water, and TVA could incur substantial costs to comply with the new rule.  In addition, the revised ELGs could cause TVA to reduce utilization of its coal-fired generation facilities or even close such facilities. The revision also includes a subcategory for which Cumberland would qualify that provides TVA greater flexibility in meeting the ELGs. The revision includes two additional subcategories for low utilization units and units that cease coal combustion by the end of CY 2028. TVA is evaluating the applicability of those subcategories to its plants as appropriate. In October 2021, TVA filed Notices of Planned Participation preserving the option for TVA's Bull Run, Cumberland, and Kingston plants to participate in the subcategory for units that cease coal combustion by the end of CY 2028.

Petitions for judicial review of the October 2020 ELG rule were filed in the D.C. Circuit and the U.S. Court of Appeals for the Fourth Circuit (the "Fourth Circuit") and have been consolidated in the Fourth Circuit in the case Appalachian Voices, et al. v. EPA. On August 3, 2021, the EPA announced a supplemental rulemaking to revise the Steam Electric Power Generating Effluent Limitations Guidelines and Standards. As part of the rulemaking process, the EPA will determine whether more stringent limitations and standards are appropriate and consistent with the technology-forcing statutory scheme and the goals of the Clean Water Act. The impact of the proposed rulemaking cannot be fully determined at this time. Because this rulemaking could result in more stringent ELGs, the EPA has requested that the Appalachian Voices, et al. v. EPA litigation in the Fourth Circuit be held in abeyance.

Consistent with the 2020 rule, on January 8, 2021, TVA submitted requests to state regulatory authorities to modify NPDES permits for Kingston Fossil Plant ("Kingston"), Cumberland, Bull Run, Shawnee, and Gallatin Fossil Plant ("Gallatin") to incorporate into the permits limitations in the 2020 rule. The Kentucky Department for Environmental Protection released a final revised permit for Shawnee in the fourth quarter of 2021, and TVA anticipates the Tennessee Department of Environment and Conservation ("TDEC") will issue draft permits for Kingston, Cumberland, Bull Run, and Gallatin by December 2021.

Nationwide Permits for Dredge and Fill. On January 12, 2021, the USACE published notice of a final rule that reissued and modified Nationwide Permits (“NWPs”) that authorize discharges of dredge and fill material into waters of the U.S. The final rule limits applicability of NWP 12, which previously authorized discharges from all utility line activities, to oil and natural gas pipelines, creates new NWPs for certain utility line activities, including NWP 57 for electric utility line and telecommunication activities, and modifies certain pre-construction notification requirements. The new NWP 12 is being challenged in court on the same grounds that were litigated in Northern Plains Resource Council v. U.S. Army Corps of Engineers, where the U.S. District Court for the District of Montana found the permit unlawful and vacated it. Although the new lawsuit does not challenge NWP 57, the NWP upon which TVA is most likely to rely for its utility line activities, the lawsuit raises claims that apply with equal force to NWP 57. However, the impact on TVA from this litigation cannot be evaluated fully until the legal challenge is resolved.

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

Recent Supreme Court Decision

On April 23, 2020, in County of Maui v. Hawaii Wildlife Fund, the Supreme Court held that the CWA requires a permit when there is a direct discharge of pollutants from a point source to waters of the U.S. and when there is "the functional equivalent" of a direct discharge to such waters. The Court suggested seven factors for determining when such a discharge is the functional equivalent of a direct discharge and acknowledged that the new test would be somewhat difficult to apply, potentially requiring evaluation of multiple factors. The Court noted that "time and distance" of pollutant migration often will be the most important factor but that other relevant factors may include, for example, the nature of the material through which the pollutant travels and the extent to which the pollutant is diluted or chemically changed as it travels. After evaluating the potential impact of the decision, TVA determined that this decision will not require TVA to change its operations.

Cleanup of Solid and Hazardous Wastes

    Liability for releases and cleanup of hazardous substances is imposed under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the RCRA, and other federal and parallel state statutes. In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.

    TVA Sites. TVA historical operations at certain facilities have resulted in releases of contaminants that TVA is addressing, including at TVA's Environmental Research Center at Muscle Shoals, Alabama. TVA has completed several removal, remedial, and characterization actions at the site, as required by a permit issued by the Alabama Department of Environmental Management. At September 30, 2021, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information was available to develop a cost estimate was approximately $18 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheet. TVA must submit an application for renewal of the RCRA permit by September 27, 2022, and the renewal process may include additional mandates for further remedial activities. TVA has evaluated the potential impact that a permit renewal could have on its operations and does not believe that the renewal will have any adverse impacts at this time. In addition, the Environmental Research Center has an active groundwater monitoring program as part of a permitted corrective action plan.

    Non-TVA Sites. TVA is aware of alleged hazardous-substance releases at certain non-TVA areas for which it may have some liability. See Note 23 — Commitments and Contingencies — Environmental Matters.

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

On November 4, 2019, the EPA announced a proposed rule that will revise portions of the CCR Rule requiring closure of unlined surface impoundments. The final Part A rule was published in the Federal Register on August 28, 2020, and became effective September 28, 2020. Among other things, the final Part A rule required all unlined CCR surface impoundments to stop receiving CCR and non-CCR wastestreams and to initiate closure or retrofit by no later than April 11, 2021, and TVA ceased doing so, and initiated closure, by the specified deadline. Additionally, the final rule provides a process for a utility to seek site-specific approval from the EPA to continue to use the unlined CCR surface impoundment until October 15, 2023, and possibly longer under certain circumstances. The final rule also includes requirements that enhance the public's access to groundwater monitoring and corrective action reports. TVA does not currently anticipate the final rule will have a significant impact because TVA initiated closure of its unlined CCR surface impoundments by the regulatory deadline and already makes groundwater monitoring and corrective action reports publicly available. A separate final Part B rule was published in the Federal Register on November 12, 2020.  This rule provides an alternative liner demonstration procedure for utilities with clay lined units which are being forced to close under the Part A rule.  However, TVA does not have any units which qualify for this demonstration.

    In August 2015, TDEC issued an order that (1) established a process for TDEC to oversee TVA's implementation of the EPA's CCR rule and to ensure coordination and compliance with Tennessee laws and regulations that govern the management of CCR and (2) required TVA to investigate and assess CCR contamination risks at seven of TVA's eight coal-fired plants in Tennessee and to remediate any unacceptable risks.  The TDEC order does not allege that TVA is violating any CCR regulatory requirements nor does it assess TVA penalties.  The TDEC order sets out an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. TVA submitted to TDEC an environmental assessment report (“EAR”) for Allen in the fourth quarter of 2021. TVA is currently conducting environmental investigations for the remaining six sites in accordance with the TDEC-approved Environmental Investigation Plans and will submit EARs to TDEC upon completion of the related investigations.

    Groundwater Contamination. Environmental groups and state regulatory agencies are increasing their attention on alleged groundwater contamination associated with CCR management activities. As a result, TVA may have to change how it manages CCR at some of its plants, potentially resulting in higher costs. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residuals Facilities and — Allen Groundwater Investigation and Note 13 — Asset Retirement Obligations.
Environmental Investments
From 1970 to 2021, TVA spent approximately $6.8 billion on controls to reduce emissions from its coal-fired power plants. In addition, TVA has reduced emissions by idling or retiring coal-fired units and relying more on cleaner energy resources including natural gas and nuclear generation.
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

Estimated Required Environmental Expenditures

    The following table contains information about TVA's current estimates on projects related to environmental laws and regulations.

Estimated Potential Environmental Expenditures(1)(2) For the years ended September 30, 2021 (in millions)
	2022	2023	Thereafter(3)(4)	Total
Coal Combustion Residual Program(5)	$232	$189	$368	$789
Clean Air Act control projects(6)	31	38	90	159
Clean Water Act requirements(7)	77	64	7	148
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $134 million, $75 million, and $52 million for 2022, 2023, and thereafter, respectively, in capital expenditures.
(3) See Note 23 — Commitments and Contingencies.
(4) These estimates include expenditures expected to be incurred during 2024, 2025, and 2026.
(5)  Includes costs associated with the closure of facilities and landfill activities. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residuals Facilities and Note 13 — Asset Retirement Obligations.
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

Human Capital Management

People Strategy and TVA's Values

As 2021 remained a challenge due to the continuation of the COVID-19 pandemic, the employees of TVA kept its mission in focus and continued to create a culture that lives up to its values - Safety, Integrity, Inclusion, and Service. TVA employees collectively came together to address business needs and enable strong performance while serving the 10 million people of the Tennessee Valley.

As part of its People Advantage strategic priority, TVA strives to create a work environment that supports and responds to the changing needs of the workforce. People Advantage is one of TVA's five strategic priorities and a multi-year commitment to evolve TVA's culture. The recent and on-going effects of the pandemic have brought the importance of employee health, well-being and retention into sharp focus. This importance centers around TVA's valuable human capital and putting its people first. The focus on People Advantage, along with the other four strategic priorities of Operational Excellence, Financial Strength, Powerful Partnerships, and Igniting Innovation, allows TVA to fulfill its daily mission of service to the people of the Tennessee Valley.

The three initiatives in People Advantage that influence the desired TVA culture impact to the communities that TVA serves are (1) Inclusion with Diversity ("IwD"), (2) Talent, and (3) Engagement. To help shape an inclusive work environment that values all voices, TVA has intensified its efforts over the past few years to integrate diversity and inclusion into its culture and make its efforts and progress sustainable and a part of TVA's daily operations. Similarly, TVA has promoted a people-focused organization that amplifies and harnesses the energy, power, and creativity of an experienced and talented workforce - one that continues to bring about the best from its people - manifesting itself as a "destination for difference makers" for highly-skilled candidates. TVA is working to cultivate a positive employee experience to heighten workforce engagement. This work is focused on equipping leaders to champion engagement across the enterprise through the understanding and leveraging of employee surveys, workplace flexibility opportunities, and health, safety, and well-being programs.

Ethics

Ethics and integrity are highly valued at TVA. Since its establishment in 1933, a commitment to ethics has been a part of TVA's DNA. In 2021, TVA partnered with a third-party administrator to execute a survey that measured employees' perceptions of TVA's ethical culture. TVA is committed to leveraging the results from the survey to further strengthen TVA's strong ethical culture. TVA's Ethics & Compliance office aims to help employees make the right decisions for the right reasons and offers guidance when the right decisions may not be clear. The office is focused on educating and creating awareness while also assisting employees with ethical decision-making inside and outside of the TVA workplace. Further, TVA requires all employees and contractors to take its annual ethics training and attest to its Code of Conduct, which sets forth standards for adhering to TVA's core values and conducting its affairs with openness, honesty, and integrity every day.

TVA Board Governance and Oversight

The TVA Board’s People and Governance Committee assists the TVA Board in fulfilling its responsibilities under the TVA Act by overseeing policies and strategies that affect a wide array of people-related programs inclusive of leadership development, culture, engagement, labor relations, safety, communications, compensation, performance incentives, benefits, and well-being. Specifically, the Committee advises the TVA Board in areas of overall Board governance, CEO goals, performance, compensation, and succession planning. Emergent people issues are discussed by this Committee, or in TVA Board briefings, as appropriate. The TVA Board's Audit, Finance, Risk, and Cybersecurity Committee oversees TVA's compliance and ethics programs.

Inclusion with Diversity

In 2020, the company added Inclusion as one of its core values and adopted IwD as an enterprise-wide transformational strategic element. Since then, IwD has become increasingly integrated into TVA’s daily operations. To accelerate the impact of IwD within TVA and the communities it serves, TVA is working to recognize and sustain diversity as an imperative, leveraging the public power model to advance inclusion with diversity in TVA communities.

In 2021, TVA's initiatives and accomplishments in promoting diversity and inclusion included the following:

•Established an IwD Council, comprised of senior leadership from all six strategic business units with accountability directly to TVA’s CEO and his direct reports; the council advises, champions, and oversees all IwD strategies and actions across the enterprise;

•Established a Supplier Diversity Stakeholder Advisory Council and Supplier Mentoring Program;

•Established the reinforcement of IwD by the TVA Board as an enterprise priority and goal for TVA’s CEO, which is reflected in his individual performance assessment under the annual incentive compensation program; see Item 11, Executive Compensation — Compensation Discussion and Analysis — 2021 Performance Goals and Performance Achievement — Executive Annual Incentive Plan — Individual Performance Multiplier Reinforces Pay for Performance for additional information;

•Refreshed courses to ensure that existing learning and development programs have the right level of content and emphasis on inclusion with diversity and expanded accessibility to courses through partnership with an online platform;

•Maintained an inclusion score, which measures sense of belonging, above market median at 74%; and

•Created new virtual programs for safe and open conversations about diversity and inclusion.

TVA is also advancing IwD in the communities it serves. For example, TVA is enhancing its economic development program support for women-, minority- and veteran-owned businesses.

Employee Resource Groups. TVA is powered by its people and strengthened by its diversity. TVA supports nine Employee Resource Groups ("ERGs") to help strengthen an inclusive culture and make life better for the people it serves:

•ABLED Events — allows TVA employees to bring unique perspectives and gifts together as a united team to celebrate commonalities and differences through “Awareness Benefitting Leaders & Employees about disAbilities” in the workplace.

•ACTion — celebrates and honors the many Asian cultures represented within TVA, from Japan to India, and to the Philippines and beyond. It regularly highlights social events and supports career-enriching workshops.

•African American Voices — provides an avenue for African American and others interested in fellowship and smart career connections within TVA. It promotes mentoring and development opportunities, as well as group workshop events on such topics as personal branding, personal finance, and networking and negotiation skills.

•IGNITE — provides TVA’s workforce with an opportunity to engage with others on various topics of interest about products, services, processes, and solutions provided by TVA; and in doing so, provides a more diverse and creative knowledge base for TVA and its employees.

•New Employee Network — makes life easier for new employees entering a large company. It provides organizational information and cross-functional connections not only on the front-end to new employees but throughout an employee’s tenure at the company.

•Spectrum — highlights the open, accepting, and safe work environment TVA provides for all employees and focuses increasing visibility on educational and social opportunities on LGBTQ+ issues by offering employees a variety of community and professional networking opportunities within the Tennessee Valley.

•TVA & Amigos — provides an avenue for TVA's Hispanic employees and those interested in Latin culture to be involved in professional, educational, and service-oriented events.

•TVA Veterans Association — allows employees unique camaraderie opportunities as they support a wide array of local and national ceremonies and events and is one of the oldest and most active resource groups at TVA, with all branches of the military represented.

•Women Empowered (WE) — supports women at all stages of their careers and advocates for the equal rights of all female employees across TVA. This extends externally as TVA supports inclusion, networking, and developmental opportunities for girls and young women in local communities.

Together, TVA and its employees collectively champion personal and professional growth through a network of professional, social, and volunteer opportunities made available by each ERG and TVA’s diverse mix of employees.

Talent

To bring out the best from its people, TVA utilizes a set of business functions that operate together to address the enterprise’s workforce needs around human capital talent selection, organization, development, engagement, and performance.

Attracting and Retaining Talent. TVA is enriched by the diversity of a talented, highly skilled workforce made up of people from all backgrounds. To achieve this, TVA endeavors to ensure that all qualified candidates receive fair consideration for open jobs at TVA and that all employees are encouraged, engaged, and empowered to contribute their talents and time while bringing their authentic selves to work each day. Recruiting efforts also support the strategic element of IwD to build a culture that lives up to TVA's values, as TVA actively recruits employees of all races, colors, sexual orientations, ethnicities, gender identities, abilities, religions, and ages. TVA continues to improve employment opportunities for underrepresented populations within TVA’s workforce, to partner with colleges and universities for internships and recent graduates, and to maintain its status as a top industry employer for military veterans.

While public reports have shown that employees in all sectors of the United States economy have been voluntarily leaving the workforce as a result of the COVID-19 pandemic at an historically high rate, TVA’s voluntary attrition rate has remained stable, and an area that TVA continues to monitor while also listening to workforce needs. TVA believes this is largely attributable to its People Advantage focus, which includes competitive compensation and comprehensive benefits programs, inclusion and well-being programs, flexible workplace practices, and an environment that promotes retention of its complex and valuable workforce.

Competitive Total Rewards. TVA’s total rewards package is a significant factor in attracting and retaining top talent. TVA’s competitive benefits portfolio supports the values and needs of its employees. TVA provides market-based and competitive compensation which includes an annual incentive plan that is designed to reward accomplishments against established business and individual goals within a given year. All eligible employees participate in TVA's annual incentive plan, including TVA's represented employee population.

Additionally, in support of its cultural commitment to IwD, TVA periodically reviews compensation practices to promote fairness and equity. TVA has engaged third party vendors to conduct independent pay equity analysis and continues to monitor its pay practices and to provide its leaders with tools to assist in making equitable pay decisions.

To support and care for the well-being of employees and their families, examples of comprehensive and competitive benefits TVA currently offers include:

•medical, vision, dental, life, accident, and disability insurance	•paid time-off •leave donation	•health savings accounts •flexible spending accounts
•tuition reimbursement	•401(k) retirement	•dependent scholarships
•flexible work schedules	•wellness incentives	•employee assistance programs

Development and Training. As TVA continues to adapt to the evolving demands of the industry, it is imperative that it cultivate a work environment that motivates people to do their best work by aligning employee development, skills, and capabilities with what TVA needs to succeed now and in the future. TVA provides multiple training and development opportunities at all employee levels. Those opportunities include:

•individual learning-ability	•team learning	•mentoring
•career pathing, including rotational development	•professional, technical, and leadership career pathways	•over 5,000 on-line learning courses

TVA also invests in the development of its employees through tuition reimbursement for academic programs aligned with TVA’s business and workforce development needs. In 2021, employees and contractors engaged in over 915,000 hours of training.

Leadership and Development and Succession Planning. TVA encourages personal and professional development and has strategic leadership development programs designed to prepare employees to step into leadership positions, accepting the additional responsibilities, expectations, and challenges faced by each level of leadership. TVA also has advanced leadership programs designed to further prepare leaders for executive level positions, which require an extensive interview and assessment process for selection. Through TVA’s talent review and succession planning program, 97% of director and executive level roles have at least one succession candidate identified.

Continuous focus on and support of leadership development is maintained through means such as talent discussions at least annually at every level of the organization, which includes attention to developing a diverse leadership pipeline. TVA has established goals for female and people of color representation in leadership and plans to update these goals to continuously improve this representation.

Engagement

TVA's work in this key area is focused on equipping leaders to champion engagement across the enterprise, leveraging and understanding the employee voice to make informed decisions that drive engagement, and enhancing policies and resources that support holistic employee well-being and promote engagement. Strong engagement levels impact all of TVA’s strategic priorities.

Employee Engagement Survey. TVA’s Employee Engagement Survey is a key tool for understanding and leveraging the employee voice. The survey is administered a minimum of twice annually to all employees and measures overall engagement and drivers of engagement. The survey results provide real-time insights and analytics and are compared to a normative database comprised of other relative external benchmarks to identify strengths and opportunities for improvement. Results from the surveys are shared with employees and used by TVA leadership and business units to improve and monitor progress against People Advantage objectives. Two scores are used as key People Advantage metrics: Engagement, which measures the sense of commitment and involvement, and Inclusion, which measures the sense of belonging at work. In 2021, TVA’s engagement score of 82% places it at top decile among over 750 companies from various industries.

Workplace Flexibility. As part of its People Advantage strategic priority, TVA strives to create a work environment that is welcoming, supportive, and responsive to the changing needs of the workforce. Recognizing the changing work environment, largely fostered by the COVID-19 pandemic, and responding to employee appreciation of flexibility in work location in 2021, TVA established a workplace flexibility initiative called “Reimagining How We Work.” The objective of the initiative is to promote workplace flexibility guided by safety, performance, inclusion, and engagement. Instead of returning to what was, TVA is embracing a more flexible future that puts people at the center of all it does to maximize its performance and mission.

Safety, Employee Health, and Well-being. Safety is one of TVA’s core values. TVA's safety program is based on the fundamentals of a safety management system, which includes management commitment, employee engagement, hazard recognition and control, worksite analysis, contractor safety management, training, review, and continuous improvement. Employee engagement is critical to the success of the program. TVA's vital safety behaviors are employee-driven and developed with the collaboration of represented employees, union leadership, and management. As a federal agency, TVA is also required to complete regulatory compliance inspections of its facilities on an annual basis.

The COVID-19 pandemic has brought the importance of employee health, well-being, and retention into sharp focus. TVA has provided support for its employees throughout the pandemic to ensure the retention of valuable talent and to enhance well-being. This support includes establishing a mental health advocacy program, providing unlimited Employee Assistance Program sessions, enhancing paid leave, and providing tutoring resources, onsite vaccination clinics, and wellness incentives for vaccinations. In 2020, TVA established an Employee Relief Fund to support employees adversely affected by the COVID-19 pandemic and natural disasters and has continued those distributions in 2021 to assist employees.

TVA’s safety accomplishments in 2021 include:

•Consistent decline in recordable injuries and illnesses; and

•Industry top decile performance in recordable injury rate and top quartile performance in serious injury rate in 2021.

Partnerships with Unions. TVA has a long-standing policy of acknowledging and working with recognized representatives of its employees, and that policy is reflected in long-term agreements to recognize the unions (or their successors) that represent TVA employees. TVA’s labor construct is complex and unique – different from private utility peers and with union influence that has the ability to reach national levels – primarily governed by the TVA Act. Neither the federal labor relations laws covering most private sector employers, nor those covering most federal agencies, apply to TVA.

TVA’s labor strategy is critical to the achievement of its strategic priorities as it prepares the workforce for the future. Its employees and contractors are represented by seven collective bargaining agreements and a total of 17 labor unions. This reflects 60% of TVA’s workforce, or approximately 6,000 employees. TVA’s partnerships with these unions go back more than 80 years and form the backbone of TVA and its ability to serve the people of the Tennessee Valley.

Recent accomplishments to strengthen the relationship between TVA and its labor unions include:

•Continued low-cost, reliable energy to residents across the Tennessee Valley:

–TVA and the Trades and Labor Council for Annual Employees announced a 10-year extension on their agreement in 2020.

–TVA and the North America’s Building Trades Unions announced a 10-year extension of their Project Labor Agreement in 2021, which provides stability for staffing of construction and maintenance projects throughout the Tennessee Valley and strengthens the relationship.

•Adoption of the Code of Excellence ("COE") — a union led partnership to promote the highest quality of work, best work practices, and the development of a highly skilled workforce – to drive business outcomes by applying the SPARQ principles of Safety, Professionalism, Accountability, Relationships, and Quality, including:

–During a year of unprecedented challenges, TVA set the industry benchmark for pandemic response and delivered strong operational excellence with one of the safest and most productive years on record, and TVA attributes this success in part to its strong union partnerships.

–Union-led labor management panel has partnered to reduce grievances (the number of grievances filed during 2017 was more than four times that of the grievances filed during 2021).

Awards

Awards and other recognition help TVA understand its strengths, identify opportunities for improvement, bolster employee pride, and better attract and retain diverse talent. Recognition in 2021 included:

•Forbes America's Best Large Employers 2021 - #2 in Utilities industry
•Forbes Best Employers by State 2021 - Top 5 in Tennessee for third consecutive year
•2021 Diversity Impact AwardsTM Top 10 Diversity Action Award

•Ranked in Top 100 - 2021 America's Most Loved Workplaces® (Newsweek in partnership with Best Practice Institute)
•2021 Military Friendly® Employer Top 10
•Best in Class 401(k) Plan
•One of the largest U.S. Contributor to Helmets to Hardhats Program

Key Metrics

TVA actively monitors internal metrics to remain aware of human capital trends and to ensure that it is making measurable progress on its People Advantage objectives. Through monitoring sources such as data and performance dashboards, one-on-one engagements between leaders and employees, and engagement surveys, TVA obtains information that helps it understand its performance and make adjustments, if needed.

Key measures of success in TVA’s People Advantage strategic priority are set forth below:

	Goal	Actual
Performance Measure	2022	2021	2020
People of color representation in leadership (%) (1)	10.0%	9.6%	9.0%
Female representation in leadership (%) (1)	20.0%	18.0%	18.0%
Diverse external hires (%) (2)	33.0%	39.4%	34.8%
Regrettable losses (%) (3)	N/A	1.6%	1.0%
Voluntary attrition (%) (3)	1.5%	1.5%	1.9%
Engagement (100 point scale) (4)	82	82	80
Inclusion (100 point scale) (5)	76	74	72
Recordable injuries (#) (6)	0	29	39
Notes
(1) Defined as first line supervisors and above.
(2) Defined as external hires who are female, persons of color, and persons with disabilities.
(3) Regrettable Loss is generally defined as voluntary terminations by employees with acceptable performance ratings. For 2022, this measure will be replaced by Voluntary Attrition, which is a more inclusive measure and accounts for all employees who leave the business voluntarily during a fiscal year.
(4) Based on score from Employee Engagement Survey defined as degree to which employees invest their cognitive, emotional, and behavioral energies toward positive organizational outcomes.
(5) Based on score from Employee Engagement Survey defined as the degree to which employees sense they belong at work.
(6) Defined as the number of recordable injuries and illnesses per 100 full-time employees per year.

Workforce Demographics

Employee Demographics	2021	2020
Number of employees on September 30	10,192	9,989
Represented by collective bargaining unit	60% Represented, or approximately 6,000 employees	60% Represented, or approximately 6,000 employees
Trades and labor employees	3,261	3,287
Average tenure (years)	13	13
Average age	44.1	45.2

In addition to the employees above, TVA also had approximately 15,500 and 13,800 contractors on September 30, 2021 and 2020, respectively, providing both intermittent or full-time services. The majority of these contractors are managed by TVA suppliers that are providing services to TVA.

	All Employees		Leadership		New Hires
	2021	2020	2021	2020	2021	2020
Female	2,076	2,006	270	254	211	156
People of Color	1,146	1,098	143	133	122	83
Military, Veteran	1,822	1,804	318	322	107	78

ITEM 1A. RISK FACTORS

    The risk factors described below, as well as the other information included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the "Annual Report"), should be carefully considered.  Risks and uncertainties described in these risk factors could cause future results to differ materially from historical results as well as from the results anticipated in forward-looking statements.  Although the risk factors described below are the ones that TVA considers material, additional risk factors that are not presently known to TVA or that TVA presently does not consider material may also impact TVA's business operations.  See Forward Looking Information above for a description of some matters that could affect the below risks or generate new risks. The occurrence of any of the following could have a material adverse effect on TVA's cash flows, results of operations, or financial condition.

For ease of reference, the risk factors are presented in nine categories: (1) COVID-19 related risks; (2) cybersecurity risks; (3) regulatory, legislative, and legal risks; (4) operational risks; (5) risks related to the environment and catastrophic events; (6) financial, economic, and market risks; (7) human capital and management risks; (8) accounting and financial reporting risks; and (9) general business risks.

COVID-19 RELATED RISKS

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, TVA's business, financial condition, and results of operations.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, TVA's business, financial condition, and results of operations. To date, the COVID-19 pandemic has resulted in reduced revenues primarily due to economic conditions surrounding COVID-19, including customers curtailing operations to reduce the spread of the outbreak as a result of quarantines, closures, or reduced operations of businesses or other institutions, among other things. TVA's revenues also decreased due to the deferral of revenues under programs offered by TVA to its LPCs to offset the impact of customers' inability to pay during the outbreak. TVA estimates base revenues were reduced by approximately $185 million for the year ended September 30, 2020. Based on current internal models, TVA estimates that the COVID-19 pandemic had little impact on TVA's sales volume for the year ended September 30, 2021. At this time, TVA does not anticipate sales volume will be materially impacted due to the COVID-19 pandemic beyond 2021. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Revenues.

TVA could be further adversely affected by the impact of the COVID-19 pandemic on the economy and financial markets, including differences in the recovery of specific economic sectors or regions of the Tennessee Valley and continued volatility in interest rates, commodity prices, investment performance, and foreign currency exchange rates. An extended slowdown in the recovery of the United States’ economic growth, changes in the demand for commodities, or material changes in governmental policy could result in lower economic growth and lower demand for electricity in TVA’s key markets. In addition, contractual counterparties could be impaired in their ability to perform their obligations to TVA, which could result in more costly operation of TVA’s facilities. TVA has experienced fluctuations related to its pension plan assets and other investment portfolios during the years ended September 30, 2020 and 2021. The ultimate impact of the COVID-19 pandemic on the pension plan and other investments depends on factors beyond TVA's knowledge or control. A long-term recession could impact access to capital and have other long-term negative effects on TVA's business or results of operations.

In addition, TVA's results of operations could be impacted by, among other things, personnel who leave or forego employment to avoid vaccination requirements; social distancing to prevent illness from spreading within the workforce; remote work arrangements; travel restrictions; the availability of the workforce to perform essential functions; and the unavailability of fuel or critical parts, supplies, or services due to transportation restrictions or the shutdown, slowdown, or inability to meet contractual requirements of suppliers or other vendors in TVA's supply chain. In addition, the continued spread of the COVID-19 pandemic could adversely impact TVA's ability to develop, construct, and operate facilities; could delay or prevent the completion of projects; or could lead to impairments of TVA’s long-lived assets and accounts or loans receivable. Examples of potential impacts include delivery of force majeure notices from contractual counterparties, closure or reduced operation of global ports, or limitations on shipping key equipment as anticipated or at budgeted costs. These impacts could cause delays in construction projects or the performance of necessary maintenance to TVA’s generation or transmission facilities, which could impact the availability of TVA’s facilities for their intended operations.

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

The extent to which the COVID-19 pandemic will impact TVA's business, financial condition, cash flows, and results of operations is uncertain and will depend on numerous evolving factors beyond TVA's control including, among other things, the duration and severity of the pandemic, actions taken to contain its spread and mitigate its effects, including vaccination programs, and the broader impact of the COVID-19 pandemic on the country, the region's economy, and global trade. However, TVA reasonably anticipates that any of a prolonged outbreak, impacts of variants of COVID-19, and resulting commercial or social restrictions could have a material adverse impact on its business, financial condition, and results of operations, and could require TVA to change how it conducts certain operations, takes power under certain agreements, or dispatches its own facilities.

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives
and Challenges — COVID-19 Pandemic for an expanded discussion of the impact to TVA and related initiatives.

CYBERSECURITY RISKS

TVA’s facilities and information infrastructure may not operate as planned due to cyber threats to TVA’s assets and operations.

TVA’s operations are heavily computerized and include assets such as information technology and networking systems.
As with all industries, the reliance on computerization and networking makes TVA a target for cyber attacks, and the risk of such attacks may increase as individual devices and equipment become accessible via the internet. TVA has been targeted by cyber attacks in the past and anticipates that it will be targeted in the future. These attacks may have been carried out, or in the future could be carried out, by individuals, groups, or nation states. Although TVA has extensive cyber safeguards and works with industry specialists and relevant governmental authorities to deter, stop, or mitigate cyber attacks, it is possible that these measures might not prevent all attacks. Furthermore, there may be more attacks in the future as technology becomes more prevalent in energy infrastructure. Cyber attacks could include viruses, malicious or destructive code, phishing attacks, denial of service attacks, ransomware and other ransom-based attacks, improper access by third parties, attacks on email systems, and ransom demands to not expose sensitive data, gain operational control, or expose security vulnerabilities specific to TVA’s facilities, among various other security breaches. In such a case, a cyber attack could compromise sensitive data; significantly disrupt operations; require additional expenditures for cybersecurity; negatively affect TVA’s cash flows, results of operations, financial condition, and reputation; and pose health and safety risks. Additionally, the theft, damage, or improper disclosure of sensitive data may subject TVA to penalties and claims from third parties.

Cyber attacks on third parties could interfere with or harm TVA.

TVA relies on third parties for various services, including transferring funds to non-TVA entities and delivering
TVA’s products in the ordinary course of business. As with TVA, these third parties are heavily computerized and use assets such as information technology and networking systems. If these third parties undergo cyber attacks, which have occurred and may continue to occur, the services they provide TVA could be disrupted. This disruption could interfere with TVA’s ability to perform its obligations to others, transfer funds, obtain fuel or critical parts, supplies, or services, or make payments, which in turn could negatively affect TVA’s financial condition and reputation. Additionally, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject TVA to further harm.
See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Safeguarding Assets — Cybersecurity for a discussion of recent cyber attacks on third parties.

REGULATORY, LEGISLATIVE, AND LEGAL RISKS

Existing laws, regulations, and orders may negatively affect TVA's cash flows, results of operations, and                     financial condition, as well as the way TVA conducts its business.

TVA is required to comply with comprehensive and complex laws, regulations, and orders.  The costs of complying with these laws, regulations, and orders are substantial, and costs could be significantly more than TVA anticipates, especially with respect to environmental and nuclear compliance.  In addition, TVA is required to obtain numerous permits and approvals from governmental agencies that regulate its business, and TVA may be unable to obtain or maintain all desired regulatory approvals.  If there is a delay in obtaining desired regulatory approvals or if TVA fails to obtain or maintain any approvals or to comply with any law, regulation, or order, TVA may have to change how it operates certain assets, may be unable to operate certain assets, or may have to pay fines or penalties if it continues to operate the assets.

New laws, regulations, or administrative or executive orders, or congressional actions or inactions, may negatively affect TVA's cash flows, results of operations, and financial condition, as well as the way TVA conducts its business.

Because TVA is a corporate agency and instrumentality established by federal law, it may be affected by a variety of laws, regulations, and administrative or executive orders that do not affect other electric utilities. For example, federal legislation may expand or reduce TVA's activities, change its governance structure, require TVA to sell some or all of the assets that it operates, require TVA to take certain other operational or regulatory actions, reduce or eliminate the U.S.'s ownership of TVA, or even liquidate TVA. Additionally, Congress could act, or fail to take action, on various issues that may result in impacts to TVA, including but not limited to action or inaction related to the national debt ceiling or automatic spending cuts in government programs. Furthermore, administrative or executive orders could cause TVA to change the way it conducts its business. See Item 1, Business — Environmental Matters — Climate Change — Executive Actions for a discussion of recent executive orders regarding climate change.

Although it is difficult to predict exactly how new laws, regulations, or administrative or executive orders or congressional action or inaction may impact TVA, some of the possible effects are described below.

TVA may lose its protected service territory.

TVA’s service area is defined primarily by provisions of law and long-term contracts. The fence limits the region in which TVA or LPCs which distribute TVA power may provide power. The anti-cherrypicking provision precludes FERC from ordering TVA to transmit power for others if that power would be consumed within the TVA service area. State service territory laws limit unregulated third parties’ ability to sell electricity to consumers. All current wholesale power contracts between TVA and LPCs are all requirements contracts; however, Flexibility Agreements available to LPCs that have executed long-term contracts with TVA allow LPCs to locally generate or purchase up to approximately five percent of average total hourly energy sales over 2015 - 2019 in order to meet their individual customers’ needs. In addition, other utilities may use their own transmission lines to serve customers within TVA’s service area, and third parties are able to avoid the restrictions on serving end-use customers by selling or leasing generating assets to a customer rather than selling electricity.

From time to time, there have been efforts to circumvent the protection of the anti-cherrypicking provision. For example, on January 11, 2021, four LPCs filed a complaint and petition with FERC asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them, although one of the four LPCs subsequently withdrew from the complaint and petition. See Note 23 — Commitments and Contingencies — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment. In addition, the protections afforded by the anti-cherrypicking provision could be affected by federal legislation at some time in the future. If FERC limited the application of the anti-cherrypicking provision or if federal legislation eliminated or limited the application of the anti-cherrypicking provision without corresponding legislative modifications to the territorial limitations imposed by the fence, TVA's ability to compete fairly for customers would be adversely affected. Because TVA’s ability to expand its customer base is constrained by the fence, reductions in demand have to be offset by such actions as reducing TVA’s internal costs or increasing rates. Any failure of such measures to fully offset the reduced demand for power may negatively affect TVA’s cash flows, results of operations, and financial condition.

TVA is involved in various legal and administrative proceedings whose outcomes may affect TVA's finances and operations.

TVA is involved in various legal and administrative proceedings and is likely to become involved in additional proceedings in the future in the ordinary course of business or as a result of, among other things, catastrophic events or environmental conditions at TVA property or areas where TVA has disposed of materials or property. The additional proceedings could involve, among other things, challenges to TVA’s CCR facilities, nuisance suits involving TVA’s coal-fired plants, challenges to the anti-cherrypicking provision, and challenges to TVA’s authority to set rates and enter into contracts. Although TVA cannot predict the outcome of the individual matters in which TVA is involved or will become involved, the resolution of these matters could require TVA to make expenditures in excess of established reserves and in amounts that could have a material adverse effect on TVA’s cash flows, results of operations, and financial condition. Similarly, resolution of any such proceedings may require TVA to change its business practices or procedures, change how it operates its fossil-fueled units, reduce emissions to a greater extent than TVA had planned, close existing CCR facilities sooner than planned, build new CCR facilities sooner than planned, build new CCR facilities that were not planned, cease operation of some coal-fired units, adjust its rates, or terminate or modify contracts. These events could also have a material adverse effect on TVA’s cash flows, results of operations, and financial condition. For a discussion of certain current material legal proceedings, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges and Note 23 — Commitments and Contingencies — Legal Proceedings.

TVA may become subject to additional environmental regulation.

New environmental laws, regulations, or orders may become applicable to TVA or the facilities it operates, and existing environmental laws or regulations may be revised or reinterpreted in a way that adversely affects TVA, including substantially increasing TVA's cost of operations, prompting the early retirement of generation facilities, or requiring significant capital expenditures. Possible areas of future laws or regulations include, but are not limited to, GHGs, CCR, ELGs, water quality, renewable energy portfolio standards, and natural gas production and transmission. See Item 1, Business — Environmental Matters — Water Quality Control Developments for a discussion of the EPA's new effluent limitation guidelines, Item 1, Business — Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals for a discussion of recent revisions to the EPA's CCR rule, and Item 1, Business — Environmental Matters — Climate Change — Executive Actions for a discussion of recent executive orders regarding climate change. Litigation may affect the timing and requirements of new regulatory proposals, and may indirectly affect TVA, even if TVA is not involved.

TVA could be divested by the federal government or be required to sell some or all of its assets.

From time to time, U.S. administrations have suggested that the federal government should either divest TVA or require TVA to sell some or all of its assets, including its transmission system. Either event could trigger change of control provisions in certain material contracts or covenants in TVA’s bond documents that concern the sale or disposal of a substantial portion of TVA’s power properties. TVA may, among other things, be required to pay off debt more quickly than anticipated and be unable to access credit facilities. Additionally, the loss of the transmission system could interfere with TVA’s operations and require TVA to contract for the transmission of electricity to customers. These factors could negatively affect TVA’s operations, change the way it conducts such operations, and increase costs.

TVA's ability to control or allocate funds could be restricted.

Other federal entities may attempt to restrict TVA's ability to access or control its funds that are on deposit in TVA's account in the U.S. Treasury. For example, should the U.S. Treasury approach its debt ceiling, the U.S. Treasury might, as part of an effort to control cash disbursements, attempt to require TVA to receive approval before disbursement of funds from TVA's U.S. Treasury account. Additionally, the OMB might, in the event that automatic spending cuts go into effect, attempt to require TVA to reduce its budget by a specified percentage (although the legal applicability of such a situation to TVA would depend upon the specific legislation making the automatic spending cuts). Such attempts to restrict TVA's ability to control or allocate funds in those specific types of situations could adversely affect its cash flows, results of operations, and financial condition, its relationships with creditors, vendors, and counterparties, the way it conducts its business, and its reputation.

The TVA Board may lose its sole authority to set rates for electricity.

Under the TVA Act, the TVA Board has the sole authority to set the rates that TVA charges for electricity, and these rates are not subject to further regulation.  If the TVA Board loses this authority or if the rates or the ratemaking process become subject to external review, there could be material adverse effects on TVA including, but not limited to, being unable to set rates at a level sufficient to generate adequate revenues to service TVA's financial obligations, properly operate and maintain its assets, and provide for reinvestment in its power program and becoming subject to additional regulatory oversight that could impede its ability to adapt its business to changing circumstances.

TVA may lose responsibility for managing the Tennessee River system.

TVA's management of the Tennessee River system helps TVA effectively operate its power system. TVA's ability to integrate management of the Tennessee River system with power system operations increases power system reliability and reduces costs.  Restrictions on how TVA manages the Tennessee River system could negatively affect its operations or increase costs.

TVA may lose responsibility for managing real property currently under its control.

TVA's management of real property containing power generation and transmission structures as well as certain reservoir shorelines is important for navigation, flood control, and the effective operation of the power system.  Restrictions on or the loss of the authority to manage these properties could negatively affect TVA's operations or increase costs.

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

In addition, TVA's nature as a quasi-governmental entity imposes additional pressures that most companies do not face, such as the requirement to support economic development; simultaneously manage a river system for commerce, recreation, and power generation; and promote recreational opportunities. TVA must balance these obligations with the requirement to provide power at the lowest feasible rates. If TVA does not adequately communicate how it fulfills its various missions and the value it provides, its reputation may be harmed, which may result in political pressure to change its nature or operations as well as in the loss of public support.

OPERATIONAL RISKS

TVA may incur delays and additional costs in its major projects or may be unable to obtain necessary regulatory approval.

Among other projects, TVA is improving the reliability and resiliency of its transmission system, undertaking repairs at certain hydroelectric facilities and dams, and closing some coal-fired plants and their supporting infrastructure.  These activities involve risks of overruns in the cost of labor and materials as well as risks of schedule delays, which may result from, among other things, changes in laws or regulations, lack of productivity, human error, supply chain challenges, and the failure to schedule activities properly.  In addition, if TVA does not or cannot obtain the necessary regulatory approvals or licenses, is otherwise unable to complete the development or construction of a facility, decides to cancel construction of a facility, incurs delays or cost overruns in connection with constructing a facility, or is required to change how it will conduct construction, repair, or closure activities, TVA's cash flows, financial condition, and results of operations could be negatively affected.  Further, if projects are not completed according to specifications, TVA may suffer, among other things, delays in receiving licenses, reduced plant efficiency, reduced transmission system integrity and reliability, and higher operating costs.

TVA may not be able to operate one or more of its nuclear power units.

Should issues develop with TVA's nuclear power units that are unable to be corrected, TVA might voluntarily shut down one or more units or be ordered to do so by the NRC. Returning the unit(s) to operation could be a lengthy and expensive process, or might not be possible depending on circumstances.  In either case, TVA's cash flows, results of operations, financial condition, and reputation may be negatively affected.

Operating nuclear units subjects TVA to nuclear risks and may result in significant costs that adversely affect its cash flows, results of operations, and financial condition.

    TVA has seven operating nuclear units.  Risks associated with these units include the following:

Nuclear Risks.  Hazards exist with the use of radioactive material in energy production, including management, handling, storage, and disposal. Further, a nuclear incident at one of TVA's facilities could have significant consequences including loss of life, damage to the environment, damage to or loss of the facility, and damage to non-TVA property.  Although TVA carries certain types of nuclear insurance, the amount that TVA is required to pay in connection with a nuclear incident could significantly exceed the amount of coverage provided by insurance. The licensee of each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of approximately $138 million per reactor, per incident. With TVA's seven reactors, the maximum total contingent obligation per incident is $963 million.  This retrospective premium is payable at a maximum rate currently set at approximately $20 million per year, per incident, per reactor. Any such nuclear incident could also negatively affect TVA by, among other things, obligating TVA to pay retrospective insurance premiums, reducing the availability and affordability of insurance, increasing the costs of operating nuclear units, or leading to increased regulation or restriction on the construction, operation, and decommissioning of nuclear facilities.  Moreover, federal legislation could impose revenue-raising measures on the nuclear industry to pay claims exceeding the limit for a single incident under the Price-Anderson Act. Further, the availability or price of insurance may be impacted by TVA's acts or omissions, such as a failure to properly maintain a facility, or events outside of TVA's control, such as an equipment manufacturer's inability to meet a guideline, specification, or requirement.

Decommissioning Costs.  TVA maintains a Nuclear Decommissioning Trust ("NDT") for the purpose of providing funds to decommission its nuclear facilities.  The NDT is invested in securities generally designed to achieve a return in line with overall equity and debt market performance.  See Note 17 — Fair Value Measurements — Investment Funds for the NDT balance at September 30, 2021. TVA might have to make unplanned contributions to the NDT if, among other things:

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

Availability of Components.  Nuclear facilities require specialized components and access to intellectual property for operation. As the number of reliable suppliers of such components and access to intellectual property is reduced, the availability of the components and access to the intellectual property will also likely decrease. If TVA is unable to secure either the original components, intellectual property, or replacements approved for use by the NRC, TVA might have to change how it conducts its operations. Further, limitations on global trade resulting from COVID-19 or limitations on global shipping could materially impact the availability or cost of desired equipment.

TVA's management and operation of CCR facilities exposes it to additional costs and risks.

TVA operates coal-fired units which produce CCR as byproducts of the power production process. The CCR is contained within dedicated facilities operated by TVA. TVA has closed some of these facilities in compliance with state and federal laws and is in the process of closing others. Many of these facilities were constructed prior to the requirement that such facilities be built with liners and thus do not contain liners. TVA has been ordered by TDEC to undertake investigations at all CCR facilities in Tennessee. TVA has also been involved in litigation related to certain CCR facilities, and to resolve one such lawsuit, TVA agreed to remove or beneficially reuse some CCR material at Gallatin Fossil Plant ("Gallatin"). TVA could be subject to similar litigation or orders in the future and could be required to restrict or stop the use of some or all CCR facilities or relocate CCR material to lined facilities. Further, TVA has decided to move all CCR material at Allen Fossil Plant rather than closing the CCR facilities in place as originally planned, and moving the CCR material subjects TVA to additional costs and risks. TVA may change its closure plans at other facilities depending on the particular facts of each situation and the completion of any required environmental investigations or studies and/or approval by appropriate state regulators.

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

TVA purchases coal, uranium, natural gas, fuel oil, and electricity from a number of suppliers.  Additionally, TVA contracts for conversion of uranium into nuclear fuel and purchases other items, such as anhydrous ammonia, liquid oxygen, or replacement parts that are critical to the operation of certain generation assets. TVA also purchases power from other power producers when the purchase of such power is appropriate due to economic opportunities or operational concerns. Disruption or price volatility in the acquisition or delivery of fuel, purchased power, contracted services, or other critical supplies, such as the natural gas price spikes that occurred in 2021, may result from a variety of physical and commercial events, political developments, international trade restrictions or tariffs, legal actions, cyber attacks, mine closures or reduced mine production, increases in fuel exports, or environmental regulations affecting TVA's suppliers as well as from transportation or transmission constraints.  If one of TVA's suppliers fails to perform under the terms of its contract with TVA, TVA might have to purchase replacement fuel, power, or other critical supplies, perhaps at a significantly higher price than TVA is entitled to pay under the contract.  In some circumstances, TVA may not be able to recover this difference from the supplier.  In addition, any disruption of TVA's supplies could require TVA to operate higher cost generation assets, thereby negatively affecting TVA's cash flows, results of operations, and financial condition.   Moreover, if TVA is unable to acquire enough replacement fuel, power, or supplies, or does not have sufficient reserves to offset the loss, TVA may not be able to operate certain assets or provide enough power to meet demand, resulting in power curtailments, brownouts, or even blackouts.

TVA's determination of the appropriate mix of generation assets may change.

TVA has determined that its power generation assets should consist of a mix of nuclear, coal-fired, natural gas-fired, and renewable power sources, including hydroelectric. In making this determination, TVA took various factors into consideration, including the anticipated availability of its nuclear units, the availability of non-nuclear facilities, the forecasted cost of natural gas and coal, the forecasted demand for electricity, and environmental compliance including the expense of adding air pollution controls to its coal-fired units. If any of these assumptions materially change or are impacted by subsequent events, TVA's generation mix may not address its operational needs in the most efficient manner. For example, efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. In addition, achieving TVA's carbon reduction goals may require TVA to make significant capital investments, including investments in new technologies, and may require TVA to retire coal-fired and natural-gas fired generation facilities sooner than planned. Resolving situations where results vary from assumptions may require significant capital expenditures or additional power purchases, and TVA's cash flows, results of operations, financial condition, and reputation may be negatively affected.

RISKS RELATED TO THE ENVIRONMENT AND CATASTROPHIC EVENTS

Weather conditions may influence TVA's ability to supply power and its customers' demands for power.

Extreme temperatures may increase the demand for power and require TVA to purchase power at high prices to meet the demand from customers, while unusually mild weather may result in decreased demand for power and lead to reduced electricity sales.  Also, in periods of below normal rainfall or drought, TVA's low-cost hydroelectric generation may be reduced, requiring TVA to purchase power or use more costly means of producing power. Additionally, periods of either high or low levels of rainfall may impede river traffic, impacting barge deliveries of critical items such as coal and equipment for power facilities.  Furthermore, high river water temperatures in the summer may limit TVA's ability to use water from the Tennessee or Cumberland River systems for cooling at certain of TVA's generating facilities, thereby limiting its ability to operate these generating facilities. This situation would be aggravated during periods of reduced rainfall or drought. If changes in the climate make such shifts in weather more common or extreme or cause catastrophic events, such as droughts, floods, wildfires, and snow or ice storms, to occur more frequently in the Tennessee Valley region, TVA may be required to, among other things, change its generation mix or change how it conducts its operations, which could have a material adverse effect on TVA's cash flows, results of operations, and financial condition. Moreover, TVA's efforts to address the potential impacts of climate change may not be effective, as there are uncertainties with any new technology and operational development and deployment, and there are also potential financial, operational, and environmental impacts, including impacts to rates and reliability as well as siting and permitting challenges.

Events that affect the supply or quality of water in the Tennessee River system and Cumberland River system or elsewhere may interfere with TVA's ability to generate power.

An inadequate supply of water in the Tennessee River system and Cumberland River system could negatively impact TVA's cash flows, results of operations, and financial condition by reducing generation not only at TVA's hydroelectric plants but also at its coal-fired and nuclear plants, which depend on water from the river systems near which they are located for cooling and for use in boilers where water is converted into steam to drive turbines.  Some of TVA's gas-fired facilities not located near a river require alternative sources of water, such as from wells or local utility companies. Further, the water must be of a particular quality for use in TVA's equipment. If the available water is not of sufficient quality for TVA's use, then TVA must either treat the water or obtain alternate sources. An inadequate supply of quality water could result, among other things, from periods of low rainfall or drought, the withdrawal of water from the river systems by governmental entities or others, incidents affecting bodies of water not managed by TVA, supply issues which affect water providers, or intrusive aquatic plants and animals such as eel grass, algae, and mussels that block cooling water intake pipes or otherwise interfere with the operation of TVA's generation facilities.  While TVA manages the Tennessee River and a large portion of its tributary system to provide much of the water necessary for the operation of its power plants, the USACE operates and manages other bodies of water upon which some of TVA's facilities rely.  Events at these bodies of water or their associated hydroelectric facilities may interfere with the flow of water and may result in TVA's having insufficient water quality to meet the needs of its generating plants.  If TVA has insufficient water supply of the quality necessary to meet the needs of its plants, TVA may be required to treat the water, reduce generation at its affected facilities to levels compatible with the available supply of water, or take additional steps that change how TVA conducts its operations or cause TVA to incur additional expense.

Catastrophic events may negatively affect TVA's cash flows, results of operations, and financial condition.

TVA's cash flows, results of operations, and financial condition may be adversely affected, either directly or indirectly, by catastrophic events such as fires, earthquakes, explosions, solar events, electromagnetic pulses ("EMPs"), geomagnetic disturbances, droughts, floods, hurricanes, tornadoes, polar vortexes, icing events, or other casualty events, wars, national emergencies, terrorist activities, pandemics, or other similar destructive or disruptive events.  These events, the frequency and severity of which are unpredictable, may, among other things, lead to legislative or regulatory changes that affect the construction, operation, and decommissioning of nuclear units and the storage of spent fuel; limit or disrupt TVA's ability to generate and transmit power; limit or disrupt TVA's ability to provide flood control and river management; reduce the demand for power; disrupt fuel or other supplies; require TVA to produce additional tritium; lead to an economic downturn; require TVA to make substantial capital investments for repairs, improvements, or modifications; and create instability in the financial markets.  If public opposition to nuclear power makes operating nuclear plants less feasible as a result of any of these events, TVA may be forced to shut down its nuclear plants.  This would make it substantially more difficult for TVA to obtain greater amounts of its power supply from low or zero carbon emitting resources and to replace its generation capacity when faced with retiring or idling certain coal-fired units.  Additionally, some studies have predicted that climate change may cause catastrophic events, such as droughts and floods, to occur more frequently in the Tennessee Valley region, which could adversely impact TVA.

FINANCIAL, ECONOMIC, AND MARKET RISKS

TVA may have to make significant contributions in the future to fund its qualified pension plan.

At September 30, 2021, TVA's qualified pension plan had assets of approximately $9.1 billion compared to liabilities of approximately $13.3 billion.  The plan is mature with approximately 23,000 retirees and beneficiaries receiving benefits of over $700 million per year. The costs of providing benefits depend upon a number of factors, including, but not limited to, provisions of the plan; changing experience and assumptions related to terminations, retirements, and mortality; rates of increase in compensation levels; rates of return on plan assets; discount rates used in determining future benefit obligations and required funding levels; optional forms of benefit payments selected; future government regulation; and levels of contributions made to the plan.

Although the plan is frozen to new participants, any of these factors or any number of these factors could keep at high levels, or even increase, the costs of providing benefits and require TVA to make contributions to the plan in amounts that significantly exceed TVA's planned contributions.  Unfavorable financial market conditions, including conditions that may result from the COVID-19 pandemic, may result in lower expected rates of return on plan assets, loss in value of the investments, and lower discount rates used in determining future benefit obligations.  These changes would negatively impact the funded status of the plan. Additional contributions to the plan and absorption of additional costs would negatively affect TVA's cash flows, results of operations, and financial condition.

TVA's debt ceiling could be made more restrictive. Additionally, approaching or reaching TVA's debt ceiling could limit TVA's ability to carry out its business.

The TVA Act provides that TVA can issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.   At September 30, 2021, TVA had $19.4 billion of Bonds outstanding (not including non-cash items of foreign currency exchange gain of $58 million, unamortized debt issue costs of $43 million, and net discount on sale of Bonds of $72 million).

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

Downgrades of TVA’s credit ratings may have material adverse effects on TVA’s cash flows, results of operations, and financial condition as well as on investors in TVA securities. Among other things, a downgrade could increase TVA’s interest expense by increasing the interest rates that TVA pays on new securities that it issues. Such an increase may reduce the amount of cash available for other purposes, which may result in the need to increase borrowings, to reduce other expenses or capital investments, or to increase power rates. A downgrade may also result in TVA’s having to post collateral under certain physical and financial contracts that contain ratings triggers. A downgrade below a contractual threshold may prevent TVA from borrowing under four credit facilities totaling $2.7 billion or posting letters of credit as collateral under these facilities. At September 30, 2021, there were $1.2 billion of letters of credit outstanding under these facilities. If TVA were no longer able to post letters of credit as collateral, TVA would likely have to post cash as collateral, which would negatively affect TVA’s liquidity. Further, a downgrade may lower the price of TVA securities in the secondary market, thereby negatively impacting investors who sell TVA securities after the downgrade and diminishing the attractiveness and marketability of TVA securities. The criteria used by credit rating agencies to assign ratings could also be changed at any time, which could result in changes to TVA's ratings.

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

Loss of Customers. TVA could lose customers, particularly LPCs, if customers choose another utility to meet some or all of their power needs where available, pursue self-generation to meet some or all of their power needs, or move their operations outside of TVA's service territory. As of November 12, 2021, TVA had wholesale power contracts with 153 LPCs, and 74 LPCs had entered into Flexibility Agreements with TVA that allow the LPCs to locally generate or purchase up to approximately five percent of average total hourly energy sales over 2015 - 2019 in order to meet their individual customers' needs. A significant portion of TVA's total operating revenues are concentrated in a small number of these LPCs. In May 2020, TVA's largest LPC which accounts for nine percent of total operating revenues, MLGW, published a draft Integrated Resource Plan to guide energy choices in the future, the outcome of which is uncertain. In addition, certain other LPCs are evaluating options for future energy choices. The loss of customers could have a material adverse effect on TVA's cash flows, results of operations, or financial condition, and could result in higher rates, especially because of the difficulty in replacing customers due to the fence. A significant loss of customers could also impact investor confidence, resulting in TVA paying higher rates on its securities.
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
Increased Energy Efficiency and Conservation.  Increasingly efficient use of energy as well as conservation efforts and DER have reduced the demand for power supplied by TVA. Further reductions, if TVA is unable to compensate for them, could negatively affect TVA's cash flows, results of operations, and financial condition and could result in higher rates and changes to TVA's operations, especially if the reductions occur during an economic downturn or a period of slow economic growth.

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

Currency Exchange Rate Risk.  Over the next several years, TVA expects to spend a significant amount of capital on various projects. A portion of this amount may be spent on contracts that are denominated in one or more foreign currencies. Additionally, TVA's two issues of Bonds denominated in British pounds sterling are hedged by currency swap agreements. The value of the U.S. dollar compared with other currencies has fluctuated widely in recent years, including fluctuations in the U.S. dollar to British pound sterling exchange rate primarily driven by the "BREXIT" vote for the United Kingdom to leave the European Union. If not effectively managed, foreign currency exposure could negatively impact TVA's counterparty risk, cash flows, results of operations, and financial condition.

Changes in an interest rate benchmark may impact certain TVA swaps and other financial arrangements.

TVA has four "fixed for floating" interest rate swaps related to outstanding Bonds and receives periodic payments under these swaps based on the floating London Interbank Offered Rate ("LIBOR") benchmark rate.  TVA has limited other contracts that could be impacted. Various parts of the LIBOR market are expected to be substantially discontinued in the coming years. LIBOR rates will be phased out between the end of calendar year 2021 and June 2023. Various alternatives for LIBOR are being evaluated by market participants, with the Secured Overnight Financing Rate being the most widely-adopted alternative thus far.  TVA may face risks related to the viability of an alternative benchmark over the remaining terms of its current contracts, or over the terms of any future contracts that rely on the benchmark rate.

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

TVA uses regulatory accounting to defer certain costs. To qualify for regulatory accounting, costs must meet certain accounting criteria and be approved for regulatory accounting treatment by the TVA Board in its capacity as TVA's regulator. If costs do not meet, or cease to meet, these criteria, or if the TVA Board disallows the treatment or ceases to be TVA's sole regulator in such areas, TVA may not be able to defer those costs. Such an inability to defer costs would likely have a substantial impact on TVA's financial condition and results of operations and could impact the timing and amounts of TVA's rate recovery. For a discussion of regulatory accounting, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.

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

TVA's financial condition and results of operations are largely dependent on the extent to which it can implement its business strategy successfully. TVA's strategy includes maintaining low rates, aligning operations and maintenance spending with revenues, being responsible stewards, living within its means, meeting reliability expectations, and providing a balanced portfolio, in light of TVA's new strategic priorities: powerful partnerships, people advantage, operational excellence, igniting innovation, and financial strength. This strategy is subject to business, economic, and competitive uncertainties and contingencies, many of which are beyond TVA’s control. Such uncertainties include customer energy-efficiency programs that are designed to reduce energy demand; energy-efficiency efforts by customers not related to TVA’s energy-efficiency programs; increased customer use of DER, such as solar panels and other technologies, which have become more cost competitive, with decreasing costs expected in the future, as well as the use of energy storage technologies; and macroeconomic factors impacting economic growth or contraction within TVA’s service territory, which could affect energy demand. If TVA is unable to successfully implement its business strategy, TVA’s financial condition and results of operations could be negatively affected. See Item 1, Business — Environmental Matters and Human Capital Management, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges, and Item 11, Executive Compensation — Compensation Discussion and Analysis for additional information regarding TVA's strategic objectives.

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

As with any company, TVA's reputation is a vital element of its ability to effectively conduct its business.  TVA's reputation could be harmed by a variety of factors, including the failure of a generating asset or supporting infrastructure, failure to effectively manage land and other natural resources entrusted to TVA, failure to meet its carbon reduction goals or other environmental, social, or governance goals, real or perceived violations of environmental regulations, including those related to climate change, real or perceived issues with TVA's safety culture or work environment, inability to meet its human capital management goals, significant delays in construction projects, cyber attacks or security vulnerabilities, acts or omissions of TVA management, acts or omissions of a contractor or other third-party working with or for TVA, the perception of such acts or omissions, measures taken to offset reductions in demand, or a significant dispute with one of TVA's customers.  Any deterioration in TVA's reputation may harm TVA's relationships with its customers and stakeholders, may increase its cost of doing business, may interfere with its ability to attract and retain a skilled workforce, and may potentially lead to the enactment of new laws and regulations, or the modification of existing laws and regulations, that negatively affect the way TVA conducts its business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

TVA holds personal property in its own name but holds real property as agent for the U.S.  TVA may acquire real property as an agent of the U.S. by negotiated purchase or by eminent domain.

Generating Properties

At September 30, 2021, TVA-operated generating assets consisted of seven nuclear units, 25 active coal-fired units, 86 simple-cycle units, one cogeneration unit, 14 combined-cycle power blocks, 109 conventional hydroelectric units, four pumped-storage hydroelectric units, five diesel generator units, and 13 solar installations.  As of September 30, 2021, eight of the simple-cycle combustion turbine units and four of the combined-cycle power blocks were leased to special purpose entities ("SPEs") and leased back to TVA under long-term leases. See Note 11 — Variable Interest Entities and Note 14 — Debt and Other Obligations — Lease/Leasebacks. In addition, TVA is leasing the three Caledonia combined-cycle power blocks under a long-term lease. For a discussion of these assets, see Item 1, Business — Power Supply and Load Management Resources.

Net Capability

    The following table summarizes TVA's summer net capability in MW at September 30, 2021:

SUMMER NET CAPABILITY(1) At September 30, 2021
Source of Capability	Location	Number of Units	Summer Net Capability (MW)	Date First Unit Placed in Service (CY)	Date Last Unit Placed in Service (CY)
TVA-Operated Generating Facilities
Nuclear
Browns Ferry	Alabama	3	3,662	1974	1977
Sequoyah	Tennessee	2	2,292	1981	1982
Watts Bar	Tennessee	2	2,321	1996	2016
Total Nuclear		7	8,275
Coal-Fired
Bull Run	Tennessee	1	765	1967	1967
Cumberland	Tennessee	2	2,470	1973	1973
Gallatin	Tennessee	4	976	1956	1959
Kingston	Tennessee	9	1,298	1954	1955
Shawnee	Kentucky	9	1,071	1953	1955
Total Coal-Fired		25	6,580
Natural Gas and/or Oil-Fired(2)(3)
Simple-Cycle Combustion Turbine
Allen	Tennessee	20	456	1971	1972
Brownsville	Tennessee	4	456	1999	1999
Colbert	Alabama	8	392	1972	1972
Gallatin	Tennessee	8	612	1975	2000
Gleason	Tennessee	3	485	2000	2000
Johnsonville	Tennessee	19	1,088	1975	2000
Kemper	Mississippi	4	312	2002	2002
Lagoon Creek	Tennessee	12	932	2001	2002
Marshall County	Kentucky	8	592	2002	2002
Subtotal Simple-Cycle Combustion Turbine		86	5,325
Combined-Cycle Combustion Turbine
Ackerman(4)	Mississippi	1	713	2007	2007
Allen(5)	Tennessee	1	1,106	2018	2018
Caledonia(6)	Mississippi	3	765	2003	2003
John Sevier(7)	Tennessee	1	871	2012	2012
Lagoon Creek(8)	Tennessee	1	525	2010	2010
Magnolia	Mississippi	3	918	2003	2003
Paradise(9)	Kentucky	1	1,100	2017	2017
Southaven	Mississippi	3	780	2003	2003
Subtotal Combined-Cycle Combustion Turbine		14	6,778
Co-Generation
Johnsonville	Tennessee	1	80	1975	2000
Total Natural Gas and/or Oil-Fired		101	12,183
Hydroelectric
Conventional Plants	Alabama	36	1,176	1925	1962
	Georgia	2	35	1931	1956
	Kentucky	5	223	1944	1948
	North Carolina	6	492	1940	1956
	Tennessee(10)	60	1,824	1912	1972
Pumped-Storage(11)	Tennessee	4	1,635	1978	1979
Total Hydroelectric		113	5,385
Diesel Generator
Meridian	Mississippi	5	9	1998	1998
TVA Non-hydro Renewable Resources(12)			1
Total TVA-Operated Generating Facilities			32,433
Contract Renewable Resources(13)			326
Power Purchase and Other Agreements - Renewable(14)			2,009
Power Purchase and Other Agreements - Nonrenewable(14)			3,128
Total Summer Net Capability			37,896

Notes
(1) Net capability is defined as the ability of an electric system, generating unit, or other system component to carry or generate power for a specified time period and does not include operational limitations such as derates.
(2) See Generating Properties above for a discussion of TVA-operated natural gas and/or oil-fired facilities subject to leaseback and long-term lease arrangements.
(3) As of September 30, 2021, 326 MW of peak firing short-term capability of simple-cycle combustion turbine units was not operational and would require additional investment for dependable use; therefore, this short-term capability is not presented in the table above.
(4) Ackerman Combined Cycle Facility is a single steam cycle unit driven by two gas turbines (2x1 configuration).
(5) Allen Combined Cycle Facility is a single steam cycle unit driven by two gas turbines (2x1 configuration).
(6) Caledonia Combined Cycle Plant ("Caledonia CC") is currently a leased facility operated by TVA.
(7) John Sevier Combined Cycle Facility ("John Sevier CCF") is a single steam cycle unit driven by three gas turbines (3x1 configuration).
(8) Lagoon Creek Combined Cycle Facility is a single steam cycle unit driven by two gas turbines (2x1 configuration).
(9) Paradise Combined Cycle Facility is a single steam cycle unit driven by three gas turbines (3x1 configuration).
(10) Includes 86 MW of summer net capability associated with Hiwassee Hydro Unit 2. See Item 1, Business — Power Supply and Load Management Resources — Conventional Hydroelectric Dams.
(11) See Item 1, Business — Power Supply and Load Management Resources — Raccoon Mountain Pumped-Storage Plant for a discussion of Raccoon Mountain Pumped-Storage Plant.
(12) TVA owns approximately 1 MW of solar capability among 13 solar installations.
(13) Contract Renewable Resources is capability from various historical renewable energy programs that consist of PPAs primarily with individuals and small businesses.
(14) See Item 1, Business — Power Supply and Load Management Resources — Power Purchase and Other Agreements for information on renewable and non-renewable energy power purchase contracts.

Transmission Properties

TVA's transmission system interconnects with systems of surrounding utilities and consisted primarily of the following assets at September 30, 2021:

•Approximately 2,500 circuit miles of 500 kilovolt, 11,900 circuit miles of 161 kilovolt, and 2,000 circuit miles of other voltage transmission lines;
•4,048 miles of fiber optic lines;
•522 transmission substations, power switchyards, and switching stations; and
•1,325 customer connection points (customer, generation, and interconnection).

At September 30, 2021, certain qualified technological equipment and software ("QTE") related to TVA's transmission system were leased to private entities and leased back to TVA under long-term leases. See Note 14 — Debt and Other Obligations — Lease/Leasebacks and Note 23 — Commitments and Contingencies — Commitments — Leasebacks.

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

Additionally, TVA manages over 170 agreements for commercial recreation (such as campgrounds and marinas). As part of its stewardship responsibilities, TVA approval is required to be obtained before any obstruction affecting navigation, flood control, or public lands can be constructed in or along the Tennessee River and its tributaries. These public lands and waters managed by TVA provide both conservation and responsible recreation.

Buildings

    TVA has a variety of buildings and structures located throughout its service area including generation and transmission facilities, corporate offices, customer service centers, power service centers, warehouses, visitor centers, and crew quarters. Two significant buildings are its Knoxville Office Complex ("KOC") and the Chattanooga Office Complex in Tennessee.

TVA continues to study its real property portfolio as part of the Strategic Real Estate Plan, which is aimed at reducing cost, right-sizing the portfolio, and aligning real estate holdings with TVA's strategic direction. In addition, as TVA continues to implement mandatory telework for those who do not have to be physically present during the COVID-19 pandemic, it is also assessing and reviewing the pandemic's long-term impacts to real estate.

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

    Knoxville Property. In 2016, TVA completed a comprehensive assessment of its real estate holdings in the Knoxville, Tennessee region including the KOC and adjacent Summer Place Complex ("SPC"). As a result of this study and a subsequent Environmental Assessment in 2017, TVA consolidated its Knoxville area employees into the West Tower of the KOC and the Greenway Drive Transmission Service Center in 2020. Consolidation of the centralized field offices in Norris, Tennessee and additional consolidations from the Greenway Area Office are expected to be completed in early 2022.

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

For a discussion of Legal Proceedings involving TVA, see Note 23 — Commitments and Contingencies — Legal Proceedings, which discussion is incorporated by reference into this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Tennessee Valley Authority ("TVA"), its financial condition, results of operations, and cash flows, and its present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, TVA's consolidated financial statements and the accompanying notes thereto contained in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the "Annual Report"). See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K for the year ended September 30, 2020, filed with the Securities and Exchange Commission ("SEC") on November 16, 2020, for a discussion of variance drivers for the year ended September 30, 2020, as compared to the year ended September 30, 2019. The MD&A includes the following sections:

•Business and Mission — a general description of TVA's business, objectives, strategic priorities, and core capabilities;

•Executive Overview — a general overview of TVA's activities and results of operations for 2021;

•Results of Operations — an analysis of TVA's consolidated results of operations for 2020 and 2021;

•Liquidity and Capital Resources — an analysis of cash flows, a description of aggregate contractual obligations, and an overview of financial position;

•Key Initiatives and Challenges — an overview of current and future initiatives and challenges facing TVA;

•Critical Accounting Estimates — a summary of significant estimates, judgements, and assumptions that effect the amounts reported in the consolidated financial statements and accompanying notes;

•Legislative and Regulatory Matters — a summary of laws and regulations that may impact TVA; and

•Risk Management Activities — a description of TVA's risk governance and exposure to various market risks.

Business and Mission

Business

TVA operates the nation's largest public power system. At September 30, 2021, TVA provided electricity to approximately 57 directly served customers, which include seven federal agency customers, and 153 local power company customers ("LPCs") that serve approximately 10 million people in parts of seven southeastern states.  TVA generates nearly all of its revenues from the sale of electricity, and in 2021 revenues from the sale of electricity totaled $10.4 billion.  As a wholly-owned agency and instrumentality of the United States ("U.S."), however, TVA differs from other electric utilities in a number of ways:

•TVA is a government corporation.

•The area in which TVA sells power is limited by the Tennessee Valley Authority Act of 1933, as amended (the "TVA Act") under a provision known as the "fence"; however, another provision of federal law known as the Anti-Cherrypicking Amendment ("ACPA") generally protects TVA from being forced to provide access to its transmission lines to others for the purpose of delivering power to customers within substantially all of TVA's defined service area.

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

•Energy — Delivering reliable, low cost, clean energy;

•Environment — Caring for the region's natural resources; and

•Economic Development — Creating sustainable economic growth.

While TVA's mission has not changed since it was established in 1933, the climate in which TVA operates continues to evolve. The business and economic environment has become more challenging due to economic conditions; tougher environmental standards; and the need to diversify its power supply and adapt to changing customer usage behaviors, new technologies, and emerging, non-traditional competition. To continue to deliver its mission of service while evolving for future success, TVA must realize five strategic priorities, which are comprised of several strategic elements each:

Enhance our Role as a Community Leader and Trusted Partner	Create a Culture that Lives up to TVA's Values	Nation’s Top Nuclear Fleet by 2025	Advance Energy Transformation in the Valley through Innovation	Deliver Value to Enhance Prosperity in the Valley
Champion the Unique Value of the Valley Public Power Model	Accelerate the Impact of Inclusion with Diversity within TVA and the Communities TVA Serves	Evolve TVA's Reliable and Clean Energy Supply into the Energy System of the Future	Establish a Focused Innovation Framework and Mindset	Balance Commitments & Obligations
Region’s Top Choice for Business and Industry		Lead the Industry in Cost-effective Carbon Reduction		Develop Long-Term Business Model
Meet Resource and Environmental Stewardship Commitments		Build the Integrated and Reliable Grid of Tomorrow		Achieve Sustainable Debt Level

    TVA's mission sets the stage for its strategic planning process that includes strategic objectives, initiatives, and scorecards for performance designed to provide clear direction for improving TVA's core business.

Linking the Mission to Performance

      TVA has formulated key performance measures to support its strategic priorities. The intent of these measures is to align employees to TVA's mission by focusing its collective efforts on operational excellence, fiscal responsibility, economic development, and environmental stewardship.  The measures are designed to promote teamwork, encourage high performance behaviors, and motivate TVA employees to achieve goals aligned with TVA's mission and values.  The 2021 corporate results compared with targets for these key measures are reflected in the chart below, in addition to the 2022 approved corporate measures.  See Item 11, Executive Compensation — Compensation Discussion and Analysis for information regarding how the measures are calculated.

2021 Corporate Measure	Weight	Actual	Threshold	Target	Stretch
TVA total spending ($ millions)	40%	$5,144	$5,488	$5,333	$5,178
Load not served (system minutes)	30%	3.2	4.6	3.9	3.4
Annualized nuclear unit capability factor (%)	15%	90.5%	89.5%	90.2%	91.9%
Combined cycle equivalent availability factor (%)	10%	85.3%	75.9%	80.9%	85.8%
Coal equivalent availability factor (%)	5%	71.6%	59.0%	64.0%	82.1%

2022 Corporate Measure	Weight	Threshold	Target	Stretch
TVA total spending ($ millions)	40%		Budget
Load not served (system minutes)	30%	4.5	3.9	3.2
Annualized nuclear online reliability loss factor (%)	15%	3.73%	2.71%	1.69%
Combined cycle equivalent availability factor (%)	10%	77.6%	82.6%	84.9%
Coal equivalent availability factor (%)	5%	58.2%	63.2%	69.6%
Executive Overview

TVA's operating revenues were $10.5 billion and $10.2 billion for the years ended September 30, 2021 and 2020, respectively. Operating revenues increased for the year ended September 30, 2021 as compared to the prior year, primarily as a result of higher energy sales and an increase in fuel cost recovery revenue attributable to higher fuel rates. These increases were partially offset by lower effective rates primarily from the Pandemic Relief Credit that the TVA Board approved in 2020, which was in effect for 2021. The 2.5 percent monthly base rate credit, applied to service provided to TVA's local power company customers ("LPCs"), their large commercial and industrial customers, and TVA's directly served customers. For the year ended September 30, 2021, these credits accounted for $221 million of a decrease to operating revenue. In August 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which will be effective for 2022. The credit, expected to approximate $220 million, will also apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers.

    Total operating expenses increased $120 million for the year ended September 30, 2021 as compared to the prior year, primarily as a result of a $257 million increase in fuel and purchased power expense and a $170 million increase in operating and maintenance expense. The increase in fuel and purchased power expense was primarily due to higher effective fuel rates from higher natural gas prices and higher market rates of purchased power, as well as an increase in volume due to higher demand. The increase in Operating and maintenance expense was primarily due to an increase in contract labor driven by operational needs and work to support the company's strategic priorities and an increase in payroll and benefit costs driven by labor escalation for cost of living increases. These increases were partially offset by a $293 million decrease in Depreciation and amortization expense for the year ended September 30, 2021 as compared to the same period of the prior year. This decrease was primarily driven by a decrease in depreciation expense as a result of the decision in 2019 to accelerate the retirements of Bull Run Fossil Plant ("Bull Run") and Paradise Fossil Plant ("Paradise"). Paradise was fully depreciated in the second quarter of 2020.
TVA continues to closely monitor developments associated with the Coronavirus Disease 2019 ("COVID-19") pandemic, including impacts from variants. Based on current internal models, TVA estimates that the COVID-19 pandemic had little impact on TVA's sales volume for the year ended September 30, 2021. At this time, TVA does not anticipate sales volume will be materially impacted due to the COVID-19 pandemic beyond 2021. In addition, operations and delivery of energy to customers have not been materially impacted by the COVID-19 pandemic at this time.
TVA issued its first green global power bond in September 2021. The $500 million bond has a 10-year maturity and carries a coupon interest rate of 1.500%, which set a record for the lowest rate achieved by TVA on a 10-year financing since TVA began issuing debt in the public capital markets. TVA intends to use amounts equal to the proceeds from the sale for capital investments in renewable energy, energy efficiency, climate adaptation, and green innovation, including research and development expenditures related to the deployment of carbon-free and/or energy efficient solutions and other innovations.
During 2021, TVA continued to achieve 99.999 percent reliability in delivering energy to its customers. TVA's reliability, competitive rates, and economic development efforts continued to attract and encourage the expansion of business and industries in the Tennessee Valley, with over $8.8 billion in investments and approximately 80,900 jobs created or retained during the year.

Results of Operations

Sales of Electricity

Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 157,353 million and 151,251 million kilowatt hours ("kWh") for 2021 and 2020, respectively. TVA sells power at wholesale rates to LPCs that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

The following chart compares TVA's sales of electricity by customer type for the years ended September 30, 2021 and 2020:

Sales of Electricity
For the years ended September 30
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

	Degree Days
	2021	Normal	Percent Variation	2020	Normal	Percent Variation	2021	2020	Percent Change
Heating Degree Days	3,216	3,360	(4.3)%	3,056	3,369	(9.3)%	3,216	3,056	5.2%

Cooling Degree Days	1,611	1,686	(4.4)%	1,688	1,691	(0.2)%	1,611	1,688	(4.6)%

Sales of electricity increased approximately four percent for the year ended September 30, 2021, as compared to the prior year primarily due to lower energy sales for 2020, associated with the COVID-19 pandemic. Sales of electricity from industries directly served increased as a result of certain customers shifting maintenance outages from December 2020 to the summer of 2020, while businesses were closed due to the COVID-19 pandemic.

Financial Results

    The following table compares operating results for 2021 and 2020:

Summary Consolidated Statements of Operations (in millions)
	2021	2020	Change	Percent Change
Operating revenues	$10,503	$10,249	$254	2.5%
Operating expenses	7,658	7,538	120	1.6%
Operating income	2,845	2,711	134	4.9%
Other income (expense), net	13	36	(23)	(63.9)%
Other net periodic benefit cost	258	253	5	2.0%
Interest expense	1,088	1,142	(54)	(4.7)%
Net income	$1,512	$1,352	$160	11.8%

Operating Revenues. Operating revenues for the years ended September 30, 2021 and 2020, were $10.5 billion and $10.2 billion, respectively. The following chart compares TVA's operating revenues for the periods indicated:

Operating Revenues
Years Ended September 30
(in millions)
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$9,534
$707
$116
$146
$9,406
$588
$110
$145
2021
2020
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues during both the years ended September 30, 2021 and 2020. Certain LPCs, including MLGW, are evaluating options for future energy choices. In addition, in January 2021, four LPCs filed a complaint and petition with the Federal Energy Regulatory Commission ("FERC") asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. In August 2021, one of the LPCs notified FERC of its withdrawal from the complaint and petition. The remaining three LPCs accounted for three percent of TVA's total operating revenues for the year ended September 30, 2021. See Note 23 — Commitments and Contingencies — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment for updates to this legal proceeding.

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

    In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of November 12, 2021, 145 LPCs had signed the 20-year Partnership Agreement with TVA.

In August 2020, the TVA Board approved a Pandemic Relief Credit that was effective for 2021. The 2.5 percent monthly base rate credit, which totaled $221 million for 2021, applied to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers through September 2021. In August 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which will be effective for 2022. The credit, expected to approximate $220 million, will also apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. In November 2021, the TVA Board approved a 1.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit, to be effective for 2023. The 2023 credit is expected to approximate $133 million, and it will be administered in a manner similar to the Pandemic Recovery Credit.

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

    The changes in revenue components are summarized below:

Changes in Revenue Components For the years ended September 30 (in millions)
	2021	2020	Change
Base revenue
Energy revenue	$4,719	$4,546	$173
Demand revenue	3,478	3,426	52
Grid access charge	596	597	(1)
Long-term partnership credits for LPCs	(189)	(163)	(26)
Pandemic relief credits	(221)	—	(221)
Other charges and credits(1)	(631)	(616)	(15)
Total base revenue	7,752	7,790	(38)
Fuel cost recovery	2,601	2,310	291
Off-system sales	4	4	—
Revenue from sales of electricity	10,357	10,104	253
Other revenue	146	145	1
Total operating revenues	$10,503	$10,249	$254
Note
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 18 — Revenue.

    Operating revenues increased $254 million for the year ended September 30, 2021, as compared to the prior year, primarily due to a $291 million increase in fuel cost recovery revenue, and partially offset by a $38 million decrease in base revenue. The $291 million increase in fuel cost recovery revenue was driven by a $198 million increase attributable to higher fuel rates and a $93 million increase attributable to higher energy sales during 2021. Higher fuel rates resulted from an increase in natural gas and coal market prices in 2021. The $38 million decrease in base revenue was driven by a decrease of $352 million attributable to lower effective rates and partially offset by an increase of $314 million attributable to higher sales volume. Lower effective rates resulted primarily from the Pandemic Relief Credit, which was effective for 2021, totaling $221 million for the year ended September 30, 2021. Higher sales volume was primarily due to lower energy sales in 2020, associated with the COVID-19 pandemic, compared to 2021.

    See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

    Operating Expenses. Operating expense components as a percentage of total operating expenses for 2021 and 2020 consisted of the following:

Operating Expenses (in millions)
	2021	2020	Change	Percent Change
Operating expenses
Fuel	$1,737	$1,584	$153	9.7%
Purchased power	984	880	104	11.8%
Operating and maintenance	2,890	2,720	170	6.3%
Depreciation and amortization	1,533	1,826	(293)	(16.0)%
Tax equivalents	514	528	(14)	(2.7)%
Total operating expenses	$7,658	$7,538	$120	1.6%

The following table summarizes TVA's expenses for various fuels for the years indicated:

Fuel Expense for TVA-Owned Facilities(1) For the years ended September 30
	Fuel Expense By Source		Cost per kWh(4)
	2021	2020	2021	2020
Coal(2)	$577	$533	$2.46	$2.69
Natural gas and/or oil-fired(3)	841	660	2.52	1.96
Nuclear fuel	363	378	0.55	0.58
Total fuel	$1,781	$1,571	$1.44	$1.33
Notes
(1) Excludes effects of the fuel cost adjustment deferrals and amortization on fuel expense in the amounts of $(44) million and $13 million for the years ended September 30, 2021 and 2020, respectively.
(2) Fuel expense related to oil consumed for startup at coal-fired facilities was $18 million and $17 million for the years ended September 30, 2021 and 2020, respectively.
(3) Fuel expense related to oil consumed for generation at natural gas and/or oil-fired facilities was $4 million and $2 million for the years ended September 30, 2021 and 2020.
(4) Total cost per kWh is based on a weighted average.

Fuel expense increased $153 million for the year ended September 30, 2021, as compared to the prior year. This increase was primarily due to higher effective fuel rates of $153 million resulting from higher natural gas prices, as well as an increase in fuel volume of $58 million due to higher demand primarily met by TVA-owned generation. Partially offsetting these increases was a decrease in fuel cost recovery of $58 million resulting from volatility in the natural gas and purchased power markets in the year ended September 30, 2021.

Purchased power expense increased $104 million for the year ended September 30, 2021, as compared to the prior year. This was primarily due to an increase in the effective rate of purchased power of $82 million resulting from higher market prices, as well as an increase in volume of $46 million. Partially offsetting these increases was a decrease in fuel cost recovery of $24 million resulting from volatility in the natural gas and purchased power markets in the year ended September 30, 2021.

Operating and maintenance expense increased $170 million for the year ended September 30, 2021, as compared to the prior year. This was primarily due to a $97 million increase in contract labor driven by operational needs and work to support the company's strategic priorities, a $60 million increase in payroll and benefit costs primarily due to labor escalation for cost of living increases, and an increase in outage expense of $30 million driven by an increase in nuclear outage days. Partially offsetting these increases was a decrease of other post-employment benefit expense of $32 million primarily due to the increase in the discount rate assumption used in the actuarial valuation of the liability related to workers’ compensation claims and a reduction related to TVA's capital spare program of $15 million.

Depreciation and amortization expense decreased $293 million for the year ended September 30, 2021, as compared to the prior year. This decrease was primarily driven by a net decrease in depreciation expense of $262 million related to the decision in 2019 to accelerate the retirements of Bull Run and Paradise. Paradise was fully depreciated in the second quarter of 2020. Additionally, amortization expense of decommissioning costs recovered in rates decreased $96 million. Partially offsetting these decreases was an increase due to depreciation of additions to completed plant.

Depreciation rates are determined based on an external depreciation study. See Note 1 — Summary of Significant Accounting Policies — Property, Plant, and Equipment, and Depreciation — Depreciation. TVA obtained and implemented a new depreciation study related to its completed plant during the first quarter of 2022. The new study includes a decline in the service life estimates of TVA’s coal-fired plants based on planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. Any decision to retire individual plants would include environmental review, public input, and TVA Board approval. Implementation of the new study is expected to result in an increase to depreciation and amortization expense of approximately $369 million during 2022. This estimate represents the impact of implementing the new study only and does not include any potential impact of other possible changes, including additions to or retirements of net completed plant, that may occur during 2022.

Tax equivalents expense decreased $14 million for the year ended September 30, 2021, as compared to the prior year. This change is primarily driven by a decrease in TVA's revenue from sales of electricity in 2020, which is used as the basis for calculating tax equivalent expense. Partially offsetting this decrease was an increase in tax equivalents collected in the fuel cost recovery.

Generating Sources. The following table shows TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source For the years ended September 30 (millions of kWh)
	2021		2020
Nuclear	66,265	41%	64,531	42%
Natural gas and/or oil-fired	33,290	21%	33,479	22%
Coal-fired	23,391	15%	19,732	13%
Hydroelectric	16,354	10%	16,644	10%
Total TVA-operated generation facilities(1)(2)	139,300	87%	134,386	87%
Purchased power (natural gas and/or oil-fired)(3)	10,836	7%	9,343	6%
Purchased power (other renewables)(4)	5,113	3%	4,784	3%
Purchased power (hydroelectric)	2,156	2%	2,899	2%
Purchased power (coal-fired)	2,373	1%	2,409	2%
Total purchased power(2)	20,478	13%	19,435	13%
Total power supply	159,778	100%	153,821	100%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both 2021 and 2020. See Item1, Business — Power Supply and Load Management Resources — Raccoon Mountain Pumped-Storage Plant for a discussion of Raccoon Mountain Pumped-Storage Plant.
(3) Purchased power (gas) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 4,255 million kWh and 4,229 million kWh for the years ended September 30, 2021 and 2020, respectively.
(4) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduced 2021 energy needs by about 2,300 GWh or 1.4%.

    Interest Expense.  Interest expense and interest rates for 2021 and 2020, were as follows:

Interest Expense and Rates For the years ended September 30
	2021	2020	Percent Change
Interest expense(1)	$1,088	$1,142	(4.7)%

Average blended debt balance(2)	$20,916	$21,978	(4.8)%

Average blended interest rate(3)	5.06%	5.05%	0.2%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIE"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

    Total interest expense decreased $54 million for the year ended September 30, 2021, as compared to the prior year. This was primarily driven by a decrease of $56 million due to lower average debt balances and partially offset by an increase of $2 million due primarily to higher average long-term rates.

Other Income (Expense), Net

During 2021, Other income (expense), net decreased $23 million, primarily driven by a $28 million court directed payment related to the sale of Bellefonte. In 2019, the purchaser, Nuclear Development, LLC ("Nuclear Development"), failed to fulfill the requirements of the sales contract with respect to obtaining Nuclear Regulatory Commission ("NRC") approval of the transfer of required nuclear licenses and payment of the remainder of the selling price before the November 30, 2018 closing date. In August 2021, the court found that, under the contract's termination provision, Nuclear Development was entitled to have TVA return Nuclear Development's down payment and its payments of compensated costs, along with prejudgment interest, which was fully paid in 2021. Partially offsetting this expense was a $7 million increase in gains (losses) on investments driven by higher market returns in 2021. See Note 23 — Commitments and Contingencies — Legal Proceedings — Case Involving Bellefonte Nuclear Plant for a discussion of the lawsuit filed by Nuclear Development.

Other Net Periodic Benefit Cost

    Other net periodic benefit cost increased $5 million for the year ended September 30, 2021, as compared to the prior year. Other net periodic benefit cost is subject to significant economic assumptions, such as changes in the discount rate used to measure the benefit plans, that can materially impact TVA. However, TVA uses regulatory accounting to recognize other net periodic benefit cost as a regulatory asset to the extent that the amount calculated under U.S. generally accepted accounting principles ("GAAP") as pension expense differs from the amount TVA contributes to the pension plan as pension plan contributions. See Note 22 — Benefit Plans.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), four long-term revolving credit facilities totaling approximately $2.7 billion, and proceeds from other financings. See Note 14 — Debt and Other Obligations — Credit Facility Agreements. Other financing arrangements may include sales of receivables, loans, or other assets.

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time. Power bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at September 30, 2021 and 2020, were $19.4 billion (including current maturities) and $20.1 billion (including current maturities), respectively. The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable. Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 11 — Variable Interest Entities), could provide supplementary funding if needed. Currently, TVA expects to have adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade. See Lease Financings below, Note 11 — Variable Interest Entities, and Note 14 — Debt and Other Obligations for additional information.

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

Due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its balance of Cash and cash equivalents beginning in March 2020. TVA may hold higher cash balances from time to time in response to potential market volatility or other business conditions. TVA has maintained continued debt market access since the outbreak of the pandemic. TVA successfully funded the maturity of $1.5 billion of power bonds in February 2021 and $331 million of power bonds in June 2021 with cash from operations and proceeds from the issuance of discount notes. In September 2021, TVA issued $500 million of green global power bonds at the lowest interest rate achieved by TVA on a 10-year maturity financing since TVA began issuing debt in the public capital markets. TVA intends to use amounts equal to the proceeds from the sale for capital investments in renewable energy, energy efficiency, climate change adaptation, and green innovation, including research and development expenditures related to the deployment of carbon-free and energy efficient solutions and other innovations. TVA’s next significant power bond maturity is $1.0 billion in August 2022.

    Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At September 30, 2021, the average maturity of long-term power bonds was 15.69 years, and the weighted average interest rate was 4.51 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.  In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at September 30, 2021. See Lease Financing below, Note 11 — Variable Interest Entities, and Note 14 — Debt and Other Obligations for additional information.

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
•Tax equivalents;
•Debt service on outstanding Bonds;
•Payments to the U.S. Treasury in repayment of and as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment"); and
•Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  See Note 19 — Proprietary Capital — Appropriation Investment.

    TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment in 2014; therefore, the repayment of this amount is no longer a component of rate setting.

The rate test for the one-year period ended September 30, 2021, was calculated after the end of 2021, and TVA met the test's requirements.

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

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At September 30, 2021	For the year ended September 30, 2021	At September 30, 2020	For the year ended September 30, 2020
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$780	$876	$57	$812
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,598	N/A	$1,875
Weighted Average Interest Rate
Discount notes	0.03%	0.03%	0.06%	0.77%

    TVA ended the year at September 30, 2021, with a higher balance for both short-term debt and average short-term debt as compared to 2020. The increase was primarily due to the timing of cash flows and lower issuance of long-term debt in 2021 than 2020.

     TVA generally uses proceeds from the issuance of power bonds to refinance maturing power bonds or other financing obligations, as necessary, or for other power system purposes. The total balance of power bonds may decline in periods where redemptions of power bonds exceed issuance due to net positive cash flow from operating and investing activities. In 2020, TVA achieved and surpassed its strategic goal of reducing debt to $21.8 billion by 2023, and made even further reductions in debt in 2021. TVA anticipates the balance of Bonds and other financing obligations may increase slightly through 2022 due to an expected increase in capital expenditures, consistent with TVA's strategic financial plan.

    TVA issued $500 million and $1.0 billion of power bonds during 2021 and 2020, respectively. TVA redeemed $1.9 billion and $1.5 billion of Bonds during 2021 and 2020, respectively.  For additional information about TVA debt issuance activity and debt instruments issued and outstanding at September 30, 2021 and 2020, including rates, maturities, outstanding principal amounts, and redemption features, see Note 14 — Debt and Other Obligations — Debt Securities Activity and Debt Outstanding.

TVA Bonds are traded in the public bond markets and are listed on the New York Stock Exchange ("NYSE") except for TVA's discount notes, the 2009 Series B power bonds, and the power bonds issued under TVA's electronotes® program. TVA's Putable Automatic Rate Reset Securities ("PARRS") are traded on the NYSE under the exchange symbols "TVC" and "TVE." Other bonds listed on the NYSE are assigned various symbols by the exchange, which are noted on the NYSE's website. TVA has also listed certain bonds on foreign exchanges from time to time, including the Luxembourg, Hong Kong, and Singapore Stock Exchanges. See Item 1A, Risk Factors for additional information regarding the market for TVA's Bonds.

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

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 11 — Variable Interest Entities and Note 14 — Debt and Other Obligations for information about TVA's lease financing activities. During 2017 and 2016, TVA acquired 100 percent of the equity interests in certain SPEs created for the purpose of facilitating lease financing. TVA may seek to enter into similar arrangements in the future. In 2019, TVA made final rent payments under lease/leaseback transactions involving eight combustion turbine units ("CTs"), and terminated these transactions. In 2020, TVA made final rent payments under lease/leaseback transactions involving eight additional CTs. In 2021, TVA made final rent payments under lease/leaseback transactions involving four additional CTs. TVA will continue making rent payments under the remaining lease/

leaseback transactions through 2022.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $518 million and $521 million at September 30, 2021 and 2020, respectively. A summary of cash flow components for the years ended September 30 follows:

Cash provided by (used in):

Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

    Net cash flows provided by operating activities decreased $380 million for the year ended September 30, 2021, as compared to 2020. The decrease was primarily due to increased fuel and purchased power payments as a result of higher natural gas and market prices, as well as increased electricity demand. Increases in payroll and benefit costs due to labor escalation for cost of living increases and higher cash used for asset retirement obligation ("ARO") settlements also contributed to the decrease in cash flows from operations. These decreases were partially offset by less cash paid for interest and inventory purchases.

    Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services.

    Net cash flows used in investing activities increased $323 million for the year ended September 30, 2021, as compared to the prior year driven by an increase in capacity expansion projects primarily related to two combustion turbine gas facilities at TVA's Paradise and Colbert Fossil Plant ("Colbert") sites, the Johnsonville aeroderivative combustion turbine project, and nuclear fleet improvement projects. This increase was partially offset by a decrease in expenditures for the Pickwick South Embankment remediation project nearing completion.

    Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

    Net cash flows used in financing activities decreased $501 million for the year ended September 30, 2021, as compared to 2020. TVA had $678 million in net debt redemptions in 2021 compared to $1.4 billion in net debt redemptions in 2020. In addition, payments on leaseback transactions were $195 million higher in 2021 compared to 2020. TVA's financing activities continue to reflect an overall reduction in debt driven by strong financial performance.

Impact of COVID-19

Based on current internal models, TVA estimates that the COVID-19 pandemic had little impact on TVA's sales volume for the year ended September 30, 2021. At this time, TVA does not anticipate sales volume will be materially impacted due to the COVID-19 pandemic beyond 2021. To support LPCs and strengthen the public power response to the COVID-19 pandemic, TVA created initiatives such as the Public Power Support and Stabilization Program, Back-to-Business Credit Program, Community Care Fund, and Pandemic Credits. TVA has also provided regulatory flexibility for LPCs to halt disconnection of services. See Key Initiatives and Challenges — COVID-19 Pandemic for an expanded discussion of these initiatives and the impact to TVA.

Cash Requirements

Actual capital expenditures and future planned capital expenditures for property, plant, and equipment additions, including clean air projects and new generation, and nuclear fuel are as follows:

Capital Expenditures For the years ended September 30
	Actual		Estimated Capital Expenditures(1)
	2021		2022	2023	2024
Capacity expansion expenditures	$588		$1,322	$1,102	$845
Environmental expenditures	126		134	75	11
Nuclear fuel	445		298	284	334
Transmission expenditures	473		516	458	498
Other capital expenditures(2)	933		919	933	868
Total capital expenditures	$2,565	(3)	$3,189	$2,852	$2,556
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
(3) The numbers above include construction in progress and nuclear fuel expenditures included in Accounts payable and accrued liabilities of $240 million, nuclear fuel vendor credits of $6 million, and nuclear fuel prepayments made in prior years of $2 million.

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

TVA has certain obligations and commitments to make future payments under contracts, including contracts executed in connection with certain of the planned construction expenditures.  TVA estimates total commitments and contingencies at September 30, 2021 are approximately $5.4 billion for the year ended September 30, 2022 and $45.9 billion for the years thereafter. See Note 8 — Leases, Note 11 — Variable Interest Entities, Note 14 — Debt and Other Obligations, and Note 22 — Benefit Plans for the obligations and commitments attributable to leases, VIEs and membership interests of VIEs subject to mandatory redemption, debt and leaseback obligations, and the retirement plan, respectively. TVA's estimate of future payments for other commitments and contingencies at September 30, 2021 are set forth in the table below.

Other Commitments and Contingencies Payments due for the years ending September 30
	2022	2023	2024	2025	2026	Thereafter	Total
Interest payments relating to debt(1)	$958	$936	$935	$906	$852	$12,250	$16,837
Interest payments relating to debt of VIEs	49	47	45	44	42	363	590
Interest payments relating to membership interests of VIEs subject to mandatory redemption	2	1	1	1	1	5	11
Purchase obligations
Power(2)	313	224	237	196	177	1,222	2,369
Fuel(3)	1,525	759	506	402	242	1,060	4,494
Other(4)	171	90	44	28	52	201	586
Flood response commitment to NRC	27	—	—	—	—	—	27
Total	$3,045	$2,057	$1,768	$1,577	$1,366	$15,101	$24,914
Notes
(1) Includes the effects of interest rate derivatives employed to manage interest rate risk.
(2) Includes commitments for energy and/or capacity under power purchase agreements ("PPAs") from coal-fired, hydroelectric, diesel, renewable, and gas-fired facilities, as well as transmission service agreements to support purchases of power from the market. Certain PPAs are accounted for as leases and have lease and non-lease components. For these contracts, the lease component is included in lease obligations (see Note 8 — Leases) and the non-lease component is included in power, except for PPA contracts containing a lease component that have not commenced in which case the entire contract amount is included above.
(3) Includes commitments to purchase nuclear fuel, coal, and natural gas, as well as related transportation and storage services.
(4) Primarily includes long-term service contracts, contracts that contain minimum purchase levels for the purchase of limestone along with related storage and transportation, and contractual obligations related to TVA's load control program.

EnergyRight® Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years.

The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. At September 30, 2021, the total carrying amount of the loans receivable, net of discount, was approximately $72 million. Such amounts are not reflected in the Other Commitments and Contingencies table above. The total carrying amount of the financing obligation was approximately $82 million at September 30, 2021. See Note 9 — Other Long-Term Assets and Note 12 — Other Long-Term Liabilities for additional information.

Off-Balance Sheet Arrangements

    At September 30, 2021, TVA had no off-balance sheet arrangements.

Key Initiatives and Challenges

COVID-19 Pandemic

    In 2020, in response to the spread of COVID-19, TVA implemented a company-wide pandemic plan to address specific aspects of the COVID-19 pandemic, and the pandemic plan continually evolves based on medical guidance and federal, regional, and local requirements and guidelines. The pandemic plan included mandatory telework for those employees who do not have to be physically present at a TVA facility or office building to provide mission-essential activities or produce safe, reliable power. Based on ongoing monitoring, COVID-19 continues to pose a significant risk in the U.S. and in the Tennessee Valley region, and as a result TVA has extended the timeframe for workforce reintegration and continues to limit non-essential travel for those not fully vaccinated. At this time, TVA does not anticipate that the telework restrictions will be lifted until January 2022. TVA has and will continue to monitor risk and potential impacts throughout the situation, including impacts from variants.

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

Based on current internal models, TVA estimates that the COVID-19 pandemic had little impact on TVA's sales volume for the year ended September 30, 2021. At this time, TVA does not anticipate sales volume will be materially impacted due to the COVID-19 pandemic beyond 2021. The ultimate impact of the COVID-19 pandemic on TVA's financial condition depends on factors beyond TVA's knowledge or control, including the duration and severity, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region's economy. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Revenues.

TVA also continues to assess potential supplier performance risks, including procurement of fuel, parts, and services. If suppliers are unable to perform under TVA's existing contracts or if TVA is unable to obtain similar services from other vendors, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. TVA has seen an increase in supplier impacts as a result of COVID-19, such as delays and price fluctuations, but has been able to manage these impacts through existing contracts and increased lead times and communications with suppliers; therefore, TVA has not experienced significant business disruptions at this time. TVA has also experienced minimal impacts due to force majeure events, with the exception of a manufacturing delay for a major turbine component. A mitigation strategy was developed by TVA and the vendor which reduced impacts to TVA's outage schedule. TVA will continue to monitor the supply base and remain in contact with suppliers to identify potential risks, including impacts on workforce availability due to recently announced special protocols for unvaccinated federal government employees and contractors.

Regulatory Actions. On January 20, 2021, President Biden issued Executive Order 13991, directing federal agencies to implement COVID-19 countermeasures consistent with CDC guidance and establishing a Safer Federal Workforce Task Force (“Task Force”) to develop model safety principles to which all federal agencies would subsequently align their pandemic countermeasures. TVA continues to implement these principles and remains in regular contact with the Office of Management and Budget (“OMB”), which chairs the Task Force. On September 9, 2021, President Biden issued two new executive orders in response to the COVID-19 pandemic. The first executive order required that all federal employees be vaccinated against COVID-19. Only employees entitled to certain accommodations under law would be exempt from this requirement. The Task Force has stated that all employees must be fully vaccinated by November 22, 2021. TVA is working with its union partners and workforce to meet this deadline. As part of the process to implement the vaccination requirement, TVA and its union partners have negotiated and implemented a standalone disciplinary process for employees who have neither been vaccinated by the deadline nor received an exemption allowed by law. This policy includes a progression of counseling for employees and, for those who do not get vaccinated after counseling, a testing program.

The second executive order required that federal agencies include clauses in contracts with federal contractors requiring the contractors to comply with guidance issued by the Task Force concerning contractors. This executive order does not apply to TVA, and therefore TVA is not requiring the clauses at this time.
On November 4, 2021, the Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard ("ETS") in response to the COVID-19 pandemic. The ETS, among other things, obligates employers with at least 100 employees to adopt a vaccination policy that requires employees to either be fully vaccinated or submit to at least weekly testing. The deadline for implementing the vaccination/testing program is January 4, 2022.

The ETS does not apply to any federal contractors that must comply with the Task Force contractor guidance. TVA has not required its contractors to comply with the Task Force guidance. Therefore, unless those contractors are required to follow Task Force guidance based on contractual relationships with other federal agencies, TVA's contractors would be covered by the ETS.

OSHA has also stated that the ETS does not apply to federal agencies; rather, federal agencies are covered by the vaccination requirement established by President Biden on September 9, 2021. The Task Force has stated that federal employees should be vaccinated by November 22, 2021, and has confirmed that this deadline remains in effect. Accordingly, TVA is continuing to work toward this deadline.

On November 5, 2021, the United States Court of Appeals for the Fifth Circuit issued an order staying the ETS pending further action by the court. Employers will not be required to comply with the ETS until the stay is lifted.

Customer Pandemic Initiatives. The COVID-19 pandemic created economic uncertainty for TVA's customers and the communities they serve. To support and strengthen the public power response to the COVID-19 pandemic, TVA announced the following initiatives:

Regulatory Flexibility. TVA continues to provide regulatory flexibility for LPCs to halt disconnection of services and respond to the local needs of their customers and communities.

Program Flexibility. In 2020, TVA established flexibility provisions for certain economic development programs for participating customers impacted by the COVID-19 pandemic. These provisions were made available through the December 2020 application period, which provided flexibility to customers through 2021. TVA also offered deferral options for EnergyRight® program loan payments, through October 31, 2020, for customers experiencing financial hardship. All EnergyRight® loans approved for the deferral period resumed payments in the second quarter of 2021. See Note 9 — Other Long-Term Assets, Note 12 — Other Long-Term Liabilities, and Note 18 — Revenue.

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

Back-to-Business Credit Program. TVA created the Back-to-Business Credit Program to enable TVA and LPCs to provide relief to certain large customers affected by the COVID-19 pandemic by providing certain credits when returning to operations. As of September 30, 2021, TVA had provided approximately $13 million in Back-to-Business credits under this program since its inception, with over $3 million provided for the year ended September 30, 2021. This program ended September 30, 2021.

Community Care Fund. TVA also continues to partner with LPCs through the Community Care Fund by making available over $9 million in TVA matching funds to support local initiatives that address hardships created by the COVID-19 pandemic. As of September 30, 2021, over $4 million in matching funds had been provided by TVA, with nearly $2 million provided for the year ended September 30, 2021.

Pandemic Credits. In August 2020, the TVA Board approved a Pandemic Relief Credit that was effective for 2021. The 2.5 percent monthly base rate credit, which totaled $221 million for 2021, applied to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers through September 2021. In August 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which will be effective for 2022. The credit, expected to approximate $220 million, will also apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. In November 2021, the TVA Board approved a 1.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit, to be effective for 2023. The 2023 credit is expected to approximate $133 million, and it will be administered in a manner similar to the Pandemic Recovery Credit.

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

    Fiber Optic Network. In 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as they enter the market. As of September 30, 2021, TVA had spent $151 million on installation of the fiber optic lines and expects to spend an additional $149 million.

Electric Vehicles. TVA is partnering with LPCs and others to support the electrification of transportation in the Valley in a multi-year electric vehicle ("EV") initiative. The initiative focuses on reducing or eliminating EV market barriers by setting EV policies, improving charging infrastructure availability, expanding EV availability and offerings, and spreading EV consumer awareness. In November 2020, the TVA Board approved new policies and an optional wholesale EV rate aimed at encouraging the development of charging infrastructure in the Valley. The updated policies enable LPC investment in public charging infrastructure and allow for the conditional resale of electricity, for transportation purposes only, by any charging developer on a kWh basis. The optional wholesale rate was developed with high power EV charging in mind and provides a stable option for those developing charging infrastructure.

TVA is also working with state agencies, LPCs, and third-party charging developers to create a network of public fast charging stations along major travel corridors in its seven-state region, known as the Fast Charge Network program. In February 2021, TVA began a partnership with the State of Tennessee to develop funding programs for a statewide EV fast charging network with plans for fast charging stations every 50 miles along Tennessee's interstates and major highways. In March 2021, TVA and five other major utilities formed the Electric Highway Coalition to develop a network of fast charging stations along all major highway routes within their service territories. Since formation, the Electric Highway Coalition has gained additional members committed to coordination on the development of EV charging infrastructure across the central U.S.

Changing Customer Preferences

    As more consumers and businesses are demanding cleaner energy, the utility industry is evolving to meet those needs. As TVA also evolves, it will see impacts to the way it does business through the pricing of products, transmission of energy, and development of new products and services for its customers in support of changing customer preferences and its economic development efforts. End-use customers are becoming more technologically sophisticated and want greater control over their energy usage. Many companies are focusing on sustainability and requiring more energy efficiency and renewable energy options. In addition, TVA also seeks to obtain greater amounts of its power supply from clean resources to work towards carbon emission reductions. As a result, TVA is increasing its renewable energy portfolio by investing in existing assets and securing power purchase agreements from out-of-Valley wind and in-Valley solar generation facilities. New utility-scale solar is increasing, in part driven by customers’ demand. TVA also encourages renewable power and offers renewable solutions through various current programs and offerings.

    Renewable Power Solutions. TVA encourages renewable power through various current programs and offerings. These solutions include:

Small-scale Solutions. The Green Connect Program, launched in January 2021, connects residential customers interested in on-site solar installations with qualified solar installers.

Mid-scale Solutions. The Flexibility Research Project was a joint pilot project with LPCs to enable solutions for situations where the end-use consumer needs onsite renewable or distributed generation. The Flexibility Research Project ceased accepting new applications in January 2021 as TVA introduced other flexible programs and offerings discussed in this section.

Utility-scale Solutions. The Green Invest Program matches customer demand with renewable supply through a Green Invest Agreement. The goal of the Green Invest program is to meet the long-term sustainability needs of customers at scale. TVA will procure the needed renewable supply through a diversified approach, which could include a competitive procurement process, strategic partnerships, or construction of renewable facilities to meet these needs. In addition, Generation Flexibility is a solution available to long-term LPC partners and supports the deployment of up to 2,000 MW of distributed solar to provide clean, local generation. See Ratemaking below.

Other Renewable Solutions. The Green Switch Program allows customers to support wind, solar, and biomass renewable resources through purchasing renewable energy generated in the Tennessee Valley, sold in 200 kWh blocks. The Green Flex Program gives commercial and industrial customers the ability to meet sustainability goals and to make renewable energy claims through RECs from wind generation located outside TVA's service area.

    Renewable Power Purchase Agreements.  In recent years, TVA has issued request for proposals ("RFP") in order to meet customer preferences and requirements for cleaner energy. As a result of those RFPs, TVA entered into certain PPAs with renewable resource providers, which are summarized below:
Notes
(1) The 2017 RFP consists of four solar PPAs; however one of those projects is not moving forward, and the PPA for that project has been terminated. Of the remaining three projects, one came online in the fourth quarter of 2021, one is expected to come online in 2022, and one is expected to come online in 2023.
(2) The 2019 RFP consists of six solar PPAs, and the projects are expected to come online in 2023.
(3) The 2020 RFP consists of eight solar PPAs. Of these eight projects, six are expected to come online in 2023, one is expected to come online in 2024, and one is expected to come online in 2025.
(4) In addition, the 2019 RFP includes 50 MW of battery storage and the 2020 RFP includes 196 MW of battery storage that are not included in the chart above.

TVA issued an additional RFP during the third quarter of 2021 for up to 200 MW of new renewable energy and anticipates making selections in 2022. TVA will procure the renewable energy and sell the resulting Renewable Energy Certificates ("RECs") to specific customers, allowing TVA to increase its renewable energy portfolio without additional costs to other Tennessee Valley customers.  These agreements help to align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy. Of the renewable PPAs above, more than 2,000 MW has been matched to customers through TVA’s Green Invest Program to meet their needs for new-to-the-world renewable energy.

Self-Directed Solar. During 2019, the TVA Board approved the opportunity for TVA to explore being directly involved in the development of a utility-scale solar project, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. A project structure has been developed which will allow TVA to work with financial partners for solar development, and in September 2021, TVA purchased land for this planned 200 MW development. As of September 30, 2021, TVA had spent approximately $24 million on the project and expects to spend an additional $293 million through 2024.

Low-Income Energy Efficiency Programs. Through the Home Uplift Program, TVA is partnering with LPCs, state and local governments, non-profit agencies, energy efficiency advocates, third-party contributors, and the Tennessee Valley Public Power Association ("TVPPA") to complete home evaluations and make high-impact home energy upgrades for qualifying homeowners. In addition, TVA and LPCs conduct workshops to educate homeowners about low and no-cost energy efficiency upgrades that improve their quality of life. Through the School Uplift Program pilot, TVA is partnering with LPCs as well as state and local governments to assist schools with adopting strategic energy management practices. The engagement with each school includes monthly virtual workshops and fosters performance through competitions for energy efficiency grants and grants for solar pavilions. Finally, through the Community Centered Growth Program, TVA is partnering with LPCs to assist small businesses located within underserved communities with energy evaluations and no-cost energy improvement investments.

Automated Energy Exchange Platform

TVA and other utilities across the southeastern U.S. are exploring the creation of an automated energy exchange platform across the region, to facilitate more short-term power exchanges. The energy exchange would be an enhancement to the existing market. The creation of this energy exchange platform requires approval of the FERC, which regulates the transmission and wholesale sale of electricity in interstate commerce. The utilities under full FERC jurisdiction filed for approval of the energy exchange on February 12, 2021, and although not subject to FERC’s jurisdiction with respect to the energy exchange, TVA intervened in support of the FERC proceeding and joined with the other utilities in answering comments offered by interested parties. On May 4, 2021, FERC issued a deficiency letter in which it requested more detail on several aspects of the Southeast Energy Exchange Market ("SEEM"). The utilities under full jurisdiction filed a response on June 7, 2021, in which they provided the detail that FERC requested and also offered several improvements to SEEM. FERC issued a second deficiency letter on August 6, 2021, and the utilities under full jurisdiction filed a response on August 11, 2021. On October 12, 2021, SEEM took effect as a result of a tie vote by FERC commissioners. TVA’s participation will be subject to TVA Board approval and the completion of appropriate environmental reviews. These discussions demonstrate TVA's commitment to seeking new ways to continue to deliver low-cost power to the Tennessee Valley.

Sustainability Reports

    Sustainability has been a critical part of TVA's mission since the TVA Act was signed in 1933 and continues to be a focus in TVA's mission to deliver affordable and reliable energy, steward the environment, and create sustainable economic growth. TVA issued its first Corporate Sustainability Report in 2020, which highlighted the energy, environmental, economic, and societal impacts of TVA's everyday activities. In 2021, TVA continued to highlight its sustainability efforts with issuances of its next Corporate Sustainability Report, a supplemental Carbon Report, and an Edison Electric Institute Environmental, Social, Governance and Sustainability Report, among others.

Strategic Financial Plan

    In 2019, the TVA Board approved an annual budget that reflects the first year of a new Strategic Financial Plan. This Strategic Financial Plan, which extends from 2020 through 2030, is flexible in aligning customer preferences and TVA's mission while at the same time establishing a long-term forecast of financial results. Key focus areas of the Strategic Financial Plan include maintaining flat rates, stabilizing debt, establishing alignment between the length of LPC contracts and TVA's long-term commitments, driving efficiencies into the business, and advancing the public power model. As TVA executes the plan, key assumptions and focus areas may change.

In 2021, TVA retained Lazard Frères & Co. LLC ("Lazard"), an international financial advisory and asset management firm, to evaluate TVA’s financial performance from 2014 through 2020 against TVA’s 2014 long-range financial plan ("2014 Plan"). Further, Lazard also reassessed whether the public power model and TVA’s existing business structure are reasonable approaches to support TVA’s mission, consistent with the scope of analysis and findings from Lazard’s 2014 Strategic Assessment Report ("2014 Lazard Report"). In the 2021 report, Lazard concluded that TVA’s financial performance from 2014 through 2020 has been strong when measured against the financial performance objectives as set forth in TVA’s 2014 Plan and the performance of other large utility companies. Lazard also concluded that TVA’s performance in recent years and current positioning suggest that the public power model is a reasonable approach to support TVA’s mission. In addition, the 2021 report reaffirmed that Lazard’s previous conclusions from the 2014 Lazard Report with respect to the benefits and considerations of the public power model compared against alternative business models are still valid today.

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

    Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. The revised hydrology models were reviewed and approved by the NRC for Watts Bar Nuclear Plant ("Watts Bar") Units 1 and 2. However, TVA identified an error in the modeling that will require the models for Watts Bar Units 1 and 2 to be resubmitted. TVA plans to resubmit models for Watts Bar Units 1 and 2 in 2022.  In addition, TVA submitted models for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2 in 2020.  As a result of the recently identified necessary changes to dam stability assumptions, TVA will submit a revision to the Sequoyah model in 2022. TVA will subsequently address conditions at Browns Ferry as needed. As of September 30, 2021, TVA had spent $155 million on the modifications and improvements related to extreme flooding preparedness. TVA is deferring the decision on the need for additional modifications until after the modeling work is complete.

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

TVA submitted a written response to the NRC that denied the violations and opposed the imposition of civil penalties. In October 2020, the NRC issued an order imposing civil penalties in an amount less than $1 million. In November 2020, TVA responded to the NRC, opposing the order and civil penalty and requesting an evidentiary hearing before the NRC's Atomic Safety and Licensing Board ("ASLB"). In August 2021, TVA filed two Motions for Summary Disposition with the ASLB seeking to have the four violations dismissed. In September 2021, the NRC Staff filed a response to TVA's Motions for Summary Disposition. The ASLB held oral argument on TVA's Motions for Summary Disposition on October 14, 2021. On November 3, 2021, the ASLB granted summary disposition on three of the four violations and in part on the fourth violation. On November 8, 2021, the NRC notified TVA that it was rescinding all four violations, and the NRC and TVA jointly filed a motion to terminate the enforcement proceeding. On November 10, 2021, the ASLB granted this motion.

On March 9, 2020, the NRC issued a letter to TVA identifying twelve apparent violations of NRC regulations: six relating to operational activities and six relating to NRC regulations governing the completeness and accuracy of information. TVA participated in a pre-decisional enforcement conference before the NRC in July 2020, and in November 2020, the NRC issued five violations to TVA and a notice of proposed imposition of civil penalties in an amount less than $1 million. TVA submitted a written response to the NRC violations in December 2020, accepting the violations in part and denying them in part, and requesting a reduction of the civil penalties consistent with the denial. On July 23, 2021, the NRC issued final determinations imposing reduced civil penalties in an amount less than $1 million. In August 2021, TVA accepted this final result and paid the civil penalty.

    Tritium-Producing Burnable Absorber Rods. TVA was a cooperating agency in the 2016 Department of Energy ("DOE") Final Supplemental Environmental Impact Statement for the Production of Tritium in a Commercial Light Water Reactor. In 2017, due to an anticipated need for more tritium-producing burnable absorber rods ("TPBARs"), the DOE announced its preferred alternative for irradiation services, which included use of an additional reactor. As a result of TVA's assessment of and concurrence with the DOE's alternative, TVA submitted a license amendment request ("LAR") to the NRC to authorize the irradiation of TPBARs in Watts Bar Unit 2. The NRC approved the request in 2019, and TVA began tritium production in Watts Bar Unit 2 in November 2020. The DOE's decision also allows for irradiation of TPBARs at Sequoyah in the future; however, TVA does not have plans to employ Sequoyah units for tritium production in the near term. TVA does intend to increase its production in Watts Bar Unit 1, which has provided irradiation services since 2003, beginning in November 2024, to align with a DOE request for increased tritium. TVA is currently working to submit a LAR with the NRC to fulfill this request.

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

Watts Bar Unit 2. During the refueling outage in the first quarter of 2021, TVA identified degraded steam generator conditions on Watts Bar Unit 2. Based on a continued operational assessment, TVA submitted a License Amendment Request that supported unit operation until September 2021, which was approved by the NRC in June 2021. A project team was put in place to ensure operational assessments, analysis work, and regulatory interface occurred to allow for a safe and efficient mid-cycle steam generator inspection. Watts Bar Unit 2 remained at 90 percent of rated output until assessments were complete and the mid-cycle outage began in September 2021. The mid-cycle outage concluded in October 2021 and focused on an inspection protocol with multiple contingency repair strategies such that safe and reliable operation can be assured until the permanent steam generator replacement occurs. Watts Bar Unit 2 will remain below 95 percent of rated output until the permanent replacement occurs, which is projected for March 2022.

    Plant Closures. Results of assessments performed at Paradise and Bull Run were presented to the TVA Board at its February 2019 meeting. The TVA Board approved the retirement of Paradise Unit 3 by December 2020 and Bull Run by December 2023. Subsequent to the TVA Board approval, TVA determined that Paradise would not be restarted after January 2020 due to the plant's material condition. Paradise Unit 3 was taken offline on February 1, 2020, effectively retiring the plant. See Note 7 — Plant Closures.

Optimum Energy Portfolio. TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. During 2019, the TVA Board approved the Integrated Resource Plan, which recommended an action to evaluate the engineering end-of-life of aging fossil units. TVA’s recent evaluation confirms that the aging coal fleet is among the oldest in the nation and is experiencing deterioration of material condition and performance challenges. The performance challenges are projected to increase due to the coal fleet’s advancing age and the difficulty of adapting the coal fleet’s generation within the changing generation profile. Additionally, the coal fleet is contributing to environmental, economic, and reliability risks. Therefore, TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035. TVA is also considering plans for additional generating facilities to replace retiring or expiring capacity and to support a low cost, reliable, flexible, and increasingly clean power system.

TVA will prepare environmental reviews pursuant to the National Environmental Policy Act ("NEPA") prior to retiring or building a plant. Environmental reviews evaluating the potential retirement of the Cumberland Fossil Plant ("Cumberland") and Kingston Fossil Plant ("Kingston") and replacement with other generation are now underway. In addition, on November 10, 2021, the TVA Board authorized the CEO to evaluate, decide upon, and complete, if necessary, the retirements of Cumberland and Kingston plants and replacement generation projects, subject to complying with all required environmental reviews, periodically updating the TVA Board on plans and actions, and notifying the TVA Board before making final decisions. The TVA Board approved a budget of up to $3.5 billion for these projects.

Decarbonization. TVA seeks to obtain greater amounts of its power supply from clean resources to work towards carbon emission reductions and is making investments in its generating portfolio to modernize the fleet while also allowing TVA to maintain competitive rates and high reliability. In addition, TVA's sixth transformative initiative, decarbonization, commenced in 2022 and is aimed at understanding and applying clean resources to support the reduction of carbon emissions from its power supply. Related to its carbon reduction efforts, TVA has established six guiding principles which are as follows:

•Prioritize the needs of Valley stakeholders as TVA works to achieve its goals by maintaining low rates and high reliability, and attracting new jobs in the Valley.

•Use best-available science and support research and policies that further carbon-free dispatchable technologies.

•Partner with long-term LPCs and other customers and communities to support economy-wide decarbonization efforts and the strategic electrification of other sectors, such as transportation.

•Maintain nuclear generation, hydro generation, and a strong transmission grid as key enabling assets.

•Be transparent with stakeholders in measuring and sharing TVA's progress, and listen and work effectively with all its stakeholders to understand their priorities and needs.

•Adapt to new technologies and changing policies, and be willing and open to changing TVA's plans and projects to achieve deep carbon reduction.

Natural Gas-Fired Units. During 2019, the TVA Board approved an expansion of approximately 1,500 MW of peaking gas replacement capacity at two combustion turbine gas facilities to coincide with the retirement of Allen combustion turbine units 1-20 and Johnsonville combustion turbine units 1-16, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. In 2020, detailed design and engineering work began at TVA’s Paradise and Colbert sites to further scope out the projects and supply information needed for the NEPA review. In July 2021, environmental reviews under NEPA and other applicable laws were complete, and TVA received the air permits for the Paradise and Colbert facilities in August 2021 and September 2021, respectively. Each project is expected to increase combustion turbine generation capacity by 750 MW at a cost not to exceed approximately $503 million per project. As of September 30, 2021, TVA had spent approximately $325 million on these expansions for the design and engineering work and for long lead time equipment that could be used at any site. TVA expects to spend an additional $681 million on these expansions and expects both projects to enter commercial operations by the end of CY 2023.

During 2019, the TVA Board approved approximately 500 MW for an aeroderivative combustion turbine project, at a cost not to exceed $499 million, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. In 2020, detailed design and engineering work began at TVA’s Johnsonville site to further scope out the project and supply information needed for the NEPA review. As of September 30, 2021, TVA had spent approximately $103 million on the design and engineering work and for long lead time equipment that could be used at any site. TVA expects to spend an additional $396 million on these expansions and expects the project to enter commercial operations by the end of CY 2024.

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

    Landfills. TVA has made strategic decisions to build and maintain lined and permitted dry storage facilities on TVA-owned property at some TVA locations, allowing these facilities to operate beyond existing dry storage capacity. Lined and permitted landfills are completed and operational at Bull Run, Kingston, Gallatin, and Shawnee; construction of a lined and permitted landfill at Cumberland is expected to start in 2022; and TVA is designing and permitting a new landfill at Gallatin. TVA has withdrawn its permit applications for a new lined landfill at Bull Run and has stopped construction of a permitted lined landfill expansion at Kingston until TVA can determine its need for these landfills with certainty. Construction of additional lined and dry storage facilities may occur to support future business requirements.

    Wet CCR impoundment closures. TVA is working to close wet CCR impoundments in accordance with federal and state requirements. Closure project schedules and costs are driven by the selected closure methodology (such as closure-in-place or closure-by-removal). Closure initiation dates are driven by environmental regulations. TVA's predominant closure methodology is closure-in-place, with exceptions at certain facilities. TVA issued an environmental impact statement ("EIS") in June 2016 that addresses the closure of CCR impoundments at TVA's coal-fired plants. TVA issued its associated Record of Decision in July 2016. Although the EIS was designed to be programmatic in order to address the mode of impoundment closures, it specifically addressed closure methods at 10 impoundments. TVA subsequently decided to close those impoundments. The method of final closure for each of these facilities will depend on various factors, including approval by appropriate state regulators. Additional site-specific NEPA studies will be conducted as other facilities are designated for closure. See Note 13 — Asset Retirement Obligations.

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

The final Part A revision to the CCR Rule became effective September 28, 2020. Among other things, the final Part A rule requires unlined CCR surface impoundments to stop receiving CCR and non-CCR wastestreams and to initiate closure or retrofit by no later than April 11, 2021. TVA ceased sending CCR and non-CCR wastestreams to, and initiated closure of, unlined CCR surface impoundments by the specified deadline.

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

As of September 30, 2021, TVA had spent approximately $2.3 billion on its CCR Program. TVA expects to spend an additional $789 million on the CCR Program through 2026. These estimates may change depending on the final closure method selected for each facility. While the conversion portion of the CCR Program is completed, TVA will continue to undertake CCR closure and storage projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

    TVA was involved in two lawsuits concerning the CCR facilities at Gallatin. One of these cases was decided in TVA's favor by the U.S. Court of Appeals for the Sixth Circuit, and the other case was resolved by the entry of a consent order in Davidson County Chancery Court that became effective July 24, 2019. Under the consent order, TVA agreed to close the existing wet ash impoundments by removal, either to an onsite landfill or to an offsite facility. TVA may also consider options for beneficial reuse of the CCR. TVA has submitted the removal plan to the Tennessee Department of Environment and Conservation ("TDEC") and other applicable parties pursuant to the consent order. See Note 13 — Asset Retirement Obligations.

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

TVA is taking steps to remediate the groundwater at the East Ash Disposal Area. The Interim Response Action Plan includes a groundwater extraction system and a groundwater treatment system. TVA will also continue to dewater the East Ash Disposal Area and treat the water before it is discharged to the NPDES outfall. A feasibility study to evaluate remedial actions for the site was submitted to TDEC on September 4, 2020. A virtual public meeting to present the Interim Response Action as the Proposed Plan for the site was held on November 17, 2020. The public was invited to review the remediation documents and encouraged to comment on the Proposed Plan during the public comment period. TVA submitted the public comments along with responses to TDEC for consideration. After considering public comments, TDEC signed the Record of Decision on August 16, 2021. TVA has also prepared a Remedial Action Plan ("RAP") to move forward with the remediation at the site. The RAP has been submitted to TDEC for review and approval.

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

TVA has evaluated closure options for the Allen East Ash Disposal Area, as well as the nearby West Ash Impoundment, through an EIS pursuant to NEPA. In March 2019, TVA released its public scoping report, which eliminated closure-in-place as an alternative. TVA published the final EIS on March 13, 2020 and its Record of Decision on April 14, 2020, which documents the final decision regarding the closure method for the CCR units at the Allen Fossil Plant. TVA has decided to remove CCR from the above identified areas and transport the CCR to an existing permitted offsite landfill. TVA conducted two virtual public outreach meetings, one on September 22, 2021 and the other on September 30, 2021, to discuss the project and selected landfill.

    Potential Liability Associated with Workers' Exposure to CCR Materials. In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee certain aspects of the cleanup. After the cleanup was completed, Jacobs was sued in the U.S. District Court for the Eastern District of Tennessee ("Eastern District") by employees of a contractor involved in the cleanup and family members of some of the employees.  The plaintiffs alleged that Jacobs had failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs alleged that exposure to the fly ash caused a variety of significant health issues and illnesses, including in some cases death. The case was split into two phases, with the first phase considering, among other issues, general causation and the second determining specific causation and damages. On November 7, 2018, a jury hearing the first phase returned a verdict in favor of the plaintiffs, including determinations that Jacobs failed to adhere to its contract with TVA or the Site Wide Safety and Health Plan; Jacobs failed to provide reasonable care to the plaintiffs; and Jacobs's failures were capable of causing a list of medical conditions, ranging from hypertension to cancer. On January 11, 2019, the Eastern District referred the parties to mediation. Mediation has concluded, but the parties did not resolve the matter. On August 24, 2021, the U.S. Court of Appeals for the Sixth Circuit accepted Jacobs's petition for interim appeal on issues relating to the availability of derivative governmental immunity as a defense to the plaintiffs' claims. On September 29, 2021, the Eastern District certified four questions to the Tennessee Supreme Court regarding the applicability of the Tennessee Silicosis Claims Priority Act to the plaintiffs' claims. The Eastern District's order also stayed all proceedings pending the Tennessee Supreme Court's decision. If the litigation proceeds to the second phase, the principal question for resolution will be whether Jacobs's breaches were the specific medical cause of the plaintiffs' alleged injuries and damages. No trial date has been set for the second phase.

    Other contractor employees and family members have filed lawsuits against Jacobs that are pending in the Eastern District. These pending lawsuits are stayed and raise similar claims to those being litigated in the case referenced above.

While TVA is not a party to any of these lawsuits, TVA may potentially have an indemnity obligation to reimburse Jacobs for some amounts that Jacobs is required to pay. TVA will continue monitoring the litigation to determine whether these or similar cases could have broader implications for the utility industry. TVA does not expect any potential liability to have a material adverse impact on its results of operations or financial condition. See Note 23 — Commitments and Contingencies.

Coal Supply. TVA experienced challenges in 2021 related to coal supply, as a result of supply limitation and transportation challenges. In addition, in October 2021, one of TVA's coal handling service providers experienced an event that damaged a number of systems and resulted in the inability to unload trains for a period of time. This service provider is a transfer point for two of TVA's plants. TVA immediately identified and put in place mitigation actions, including shifting to alternative terminals, to ensure the availability of supply; however, these alternative terminals could affect plant operations due to lower offsite coal blending options, available inventory capacity, and longer lead times as a result of location. TVA will continue to monitor the situation and respond to potential risks as the situation evolves.

    River Management. Rainfall and runoff in the Tennessee Valley in 2021 were 123 percent and 121 percent of normal, respectively. Above normal rainfall and runoff have continued to help TVA meet its river system commitments, including managing minimum river flows and minimum depths for navigation, generating low-cost hydroelectric power, maintaining flows that support habitat for fish and other aquatic species, maintaining water supply, and providing recreational opportunities for the Tennessee Valley.  In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy.

Aquatic Vegetation. In 2020, the unprecedented growth and breakaway of aquatic vegetation in Wheeler Lake challenged the Browns Ferry intake structures and impacted the source of cooling water for the plant. Two units were removed from operation and power was reduced on the third unit to accommodate the decreased capability of the cooling systems. Nuclear safety was not challenged during the event. Breakaway of aquatic vegetation will continue to be a concern until a permanent solution is finalized. However, mitigation solutions have been identified to eliminate marine biofouling of the plant intake system. A permanent design solution is expected to be implemented by the end of CY 2025.

    Small Modular Reactors. In December 2019, TVA became the first utility in the nation to successfully obtain approval for an early site permit from the NRC to potentially construct and operate small modular reactors at TVA’s Clinch River Nuclear Site. The permit is valid through 2039 and therefore provides TVA a great deal of flexibility to make new nuclear decisions based on energy needs and economic factors. In 2021, TVA initiated a Programmatic Environmental Impact Statement that will evaluate a variety of alternatives for a proposed advanced nuclear technology park at the Clinch River Nuclear Site and will provide additional flexibility for future decision making. The decision to potentially build small modular reactors is an ongoing discussion as part of the asset strategy for TVA’s future generation portfolio.

TVA is committed to investing in the future of nuclear and is partnering with like-minded organizations to evaluate the economic feasibility of advanced nuclear reactors. To this end, TVA has entered into memorandums of understanding with Oak Ridge National Laboratory and the University of Tennessee that allow for mutual collaboration to explore advanced reactor designs as a next-generation nuclear technology while leveraging the expertise of federally funded research and development centers and academic institutions. Further, in 2021, TVA entered a cooperative development agreement with Kairos Power to provide defined engineering, operations, and licensing services in support of a low-power demonstration reactor Kairos Power plans to deploy at the East Tennessee Technology Park in Oak Ridge, TN.

Any future decision to construct an advanced reactor would require approval by the TVA Board and the NRC. As of September 30, 2021, TVA had spent $91 million on work regarding SMRs, including work to complete the early site permit application for the Clinch River Nuclear Site, of which the DOE had reimbursed TVA $29 million.  Additional expenditures will be determined based on future project development.

    System Operations Center. A new system operations center has been approved for $289 million. The new secured facility is being built to accommodate a new energy management system and adapt to new regulatory requirements, and will have improved physical security from the previous center.  The facility is expected to be constructed by the third quarter of 2023 and fully operational in 2025. As of September 30, 2021, TVA had spent approximately $92 million on the project and expects to spend an additional $197 million.

Energy Management System. The new energy management system has been approved for $90 million. As the current energy management system is nearing the end of its life cycle, this project will replace the existing analog system with a digital system. The new digital system will have higher capacity and speed, for communications with the TVA grid and for inputs from monitoring equipment, which will also network the new control center with existing locations and enable better remote visibility and control. The system is expected to be complete in 2026. As of September 30, 2021, TVA had spent approximately $37 million on the project and expects to spend an additional $53 million.

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

TVA is currently constructing a floodwall to return the embankment to its original height. Construction of the floodwall as well as site restoration activities are planned for completion in 2022.

    As of September 30, 2021, TVA had spent $300 million related to this project and expects to spend an additional $122 million through 2023. TVA expects the reservoir to return to normal operations in 2022 and is continuing to work with the community to help mitigate local impacts of the extended drawdown.

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

    TVA is nearing completion on constructing berms on the upstream and downstream slopes to upgrade the south embankment. TVA is also currently working on projects with the local water utility to relocate an affected water intake system, which will allow for completion of the remaining berms.  This work is estimated to be complete in 2022. As of September 30, 2021, TVA had spent $118 million related to this project and expects to spend an additional $10 million through 2022.

Real Property Portfolio

    TVA continues to study its real property portfolio as part of the Strategic Real Estate Plan, which is aimed at reducing cost, right-sizing the portfolio, and aligning real estate holdings with TVA's strategic direction. In addition, as TVA continues to implement mandatory telework for those who do not have to be physically present during the COVID-19 pandemic, it is also assessing and reviewing the pandemic's long-term impacts to real estate.

    Regional Consolidations. Consolidation of the centralized field offices in Norris, Tennessee and additional consolidations from the Greenway Area Office are currently being performed and are expected to be completed in early 2022.

Supply Chain

Federal Contracting and Hiring Practices.  On August 3, 2020, the Trump Administration issued an "Executive Order ("EO") on Aligning Federal Contracting and Hiring Practices With the Interests of American Workers." Among other things, the EO directs federal agencies to review contracts awarded in 2018 and 2019 to assess (i) whether temporary foreign labor was used and impacts from such use, and (ii) whether any offshoring occurred and its impacts. The EO also directs agencies to review employment policies for compliance with specific laws. TVA conducted a review and reported a summary of its findings to OMB in December 2020.

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

Inflation. TVA has seen an increase in supplier impacts as a result of COVID-19, including price fluctuations. TVA has actively managed spend to mitigate inflationary pressures; however, broader inflationary pressures are expected to persist into 2022. TVA will continue to monitor these pressures and spend to lower TVA’s risk.

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

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In June 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate or purchase up to approximately five percent of average total hourly energy sales over 2015 - 2019 in order to meet their individual customers' needs. As of November 12, 2021, 145 LPCs had signed the 20-year Partnership Agreement with TVA, and 74 LPCs had signed a Flexibility Agreement.

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

In May 2021, TVA was notified of the Colonial Pipeline ransomware attack. TVA cybersecurity personnel immediately began monitoring and evaluating the situation. There were no direct attacks to TVA related to this event. See Note 16 — Risk Management Activities and Derivative Transactions — Counterparty Risk — Suppliers for discussion of supply impact.

On May 12, 2021, President Biden signed EO 14028, "Improving the Nation's Cybersecurity." This EO is intended to improve the nation's cybersecurity posture and protect federal government networks by improving information-sharing between the U.S. government and the private sector on cyber issues and strengthening the United States' ability to respond to incidents when they occur. This EO is focused on specific goals and requirements including actions for zero trust architectures; cloud services; FedRAMP programs; supply chain and contracts; secure software development; endpoint detection and response, standardized vulnerability, and incident response operational plans; threat and vulnerability analysis; assessment and threat-hunting; event logging, monitoring, and retention; and information sharing. TVA continues to evaluate and respond to the EO, associated OMB memorandums, and other emerging requirements in alignment with the order. TVA has submitted all reports as required, established response teams and an oversight structure, and initiated projects as necessary to address the required actions.

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

    Transmission Assets. In addition to physical and cybersecurity attacks, TVA's transmission assets are vulnerable to various types of electrically charged energy disruptions such as those from geomagnetic disturbances and electromagnetic pulses ("EMPs"). In September 2016, the FERC approved a new standard to address geomagnetic disturbances events, and in March 2020, FERC approved a revision to the standard. TVA has met the requirements of the original standard and subsequent revisions, and has evaluated the effects of solar storms ranging from NERC's reference case to possible extreme levels. TVA continues as an active participant with NERC in this field. The most serious threats from EMP are those caused by high-altitude nuclear explosions. Like others in the industry, TVA is coordinating with federal and state authorities, NERC, Electric Power Research Institute ("EPRI"), and other grid owners and operators to address this concern.

Bulk-Power System Assets. On May 1, 2020, the Trump Administration issued EO 13920, "Securing the United States Bulk-Power System."  Among other things, the EO prohibits the acquisition or installation of any bulk-power system electric equipment where the transaction (1) involves any property in which any foreign country or a national thereof has any interest and (2) poses an undue risk to the bulk-power system in, or national security of, the U.S. On December 17, 2020, the DOE issued a Prohibition Order Securing Critical Defense Facilities, which was suspended and then revoked. EO 13920 has expired and is no longer in effect. EO 13990, "Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis," directs DOE and OMB to consider whether to recommend the issuance of a replacement EO to EO 13920. The DOE issued a Request for Information on April 22, 2021, to help inform any recommendation that it may make for a replacement EO. At this time, it is uncertain to what extent a future EO that may potentially address risks associated with the bulk-power system may impact TVA's operations.

Critical Accounting Estimates

TVA's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA's financial results. Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change also would materially impact TVA's financial condition, results of operations, or cash flows. TVA's critical accounting policies are discussed in Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

TVA believes that its most critical accounting estimates relate to the following:

•AROs;
•Fair Value Measurements; and
•Pension and Other Post-Retirement Benefits.

    Management has discussed the development, selection, and disclosure of critical accounting estimates with the Audit, Finance, Risk, and Cybersecurity Committee of the TVA Board. While TVA's estimates and assumptions are based on its knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Asset Retirement Obligations

    TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets. These obligations relate to TVA's generating facilities, including coal-fired, nuclear, hydroelectric, and natural gas and/or oil-fired. They also pertain to coal ash impoundments, transmission facilities, and other property-related assets. Activities involved with the retirement of these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site restoration. TVA periodically reviews its estimated ARO liabilities. Revisions to the ARO estimates are made whenever factors indicate that the timing or amounts of estimated cash flows have changed. Any change to an ARO liability is recognized prospectively as an equivalent increase or decrease in the carrying value of the capitalized asset. Any accretion or depreciation expense related to these liabilities and assets is charged to a regulatory asset. See Note 10 — Regulatory Assets and Liabilities — Nuclear Decommissioning Costs and Non-Nuclear Decommissioning Costs and Note 13 — Asset Retirement Obligations.

The initial obligation is measured at its estimated fair value using various judgments and assumptions. Fair value is developed using an expected present value technique that is based on assumptions of market participants and that considers estimated retirement costs in current period dollars that are inflated to the anticipated decommissioning date and then discounted back to the date the ARO was incurred. Decommissioning cost studies are updated for each of TVA's nuclear units long-lived assets at least every five years. Changes in assumptions and estimates included within the calculations of the value of the AROs could result in significantly different results than those identified and recorded in the financial statements, including amortization of the regulatory assets.

    Nuclear Decommissioning. At September 30, 2021, the estimated future nuclear decommissioning cost recognized in the financial statements was $3.4 billion and was included in AROs, and the unamortized regulatory asset related to nuclear decommissioning ARO costs of $363 million was included in Regulatory assets.

    The following key assumptions can have a significant effect on estimates related to the nuclear decommissioning costs reported in TVA's nuclear ARO liability:

    Timing and Method – In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning. First, the date of the plant's retirement must be estimated. At Browns Ferry and Sequoyah, the estimated retirement date is based on the unit with the longest license period remaining. At Watts Bar, the estimated retirement date is based on each unit's license period. Second, an assumption must be made on the timing of the decommissioning. TVA has ascribed probabilities to two different decommissioning methods related to its nuclear decommissioning obligation estimate: the DECON method and the SAFSTOR method. The DECON method requires that radioactive contamination be removed from a site and safely disposed of or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation. The SAFSTOR method allows nuclear facilities to be placed and maintained in a condition that allows the facilities to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use. TVA bases its nuclear decommissioning estimates on site-specific cost studies, which are updated for each of TVA's nuclear units at least every five years. TVA plans to complete new cost studies in 2022. Changes in probabilities ascribed to the assumptions or the timing of decommissioning can significantly change the present value of TVA's obligations.

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

    The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. A 10 percent change in TVA's ARO for nuclear decommissioning cost at September 30, 2021, would have affected the liability by approximately $343 million.

    Non-Nuclear Decommissioning. At September 30, 2021, the estimated future non-nuclear decommissioning cost recognized in the financial statements was $3.6 billion and was included in AROs, and the unamortized regulatory asset related to non-nuclear decommissioning ARO costs of $2.7 billion was included in Regulatory assets.

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

The following key assumptions can have a significant effect on estimates related to the non-nuclear decommissioning costs:

    Timing and Method – In projecting non-nuclear decommissioning costs, the date of the asset's retirement must be estimated. In instances where the retirement of a specific asset will precede the retirement of the generating plant, the anticipated retirement date of the specific asset is used. Additionally, TVA expects to incur certain ongoing costs subsequent to the initial asset retirement. TVA develops its cost estimates based on likelihood of decommissioning method where options exist in fulfilling legal obligations (e.g. closure-in-place or closure-by-removal for coal ash impoundments).  The decommissioning method is determined based on several factors including available technologies, environmental studies, cost factors, resource availability, and timing requirements.  As these factors are considered and decommissioning methods are determined, the detailed project schedules and estimates are adjusted. See Note 10 — Regulatory Assets and Liabilities — Non-Nuclear Decommissioning Costs.

TVA implemented revised depreciation rates during the first quarter of 2022 applicable to its completed plant as a result of the completion of a new depreciation study. The study includes a decline in the service life estimates of TVA’s coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. As a result of the accelerated retirements reflected in the depreciation study, TVA performed an assessment of the assumptions used in the timing of cash flows related to its non-nuclear AROs. Based on the assessment, TVA identified changes to its projections of timing of certain asset retirement processes, that will be recorded in 2022.

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

    The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in the discount or escalation rates, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. A 10 percent change in TVA's ARO for non-nuclear decommissioning costs at September 30, 2021, would have affected the liability by approximately $357 million.

Fair Value Measurements

Investments. Investment funds are comprised of equity securities and debt securities and are classified as trading. These securities are held in the Nuclear Decommissioning Trust ("NDT"), Asset Retirement Trust ("ART"), SERP, Deferred Compensation Plan ("DCP"), and qualified benefit pension plan.

Investment Funds. The assets in the NDT, ART, SERP, and DCP are generally measured at fair value based on quoted market prices or other observable market data such as interest rate indices.  These investments are primarily U.S. and international equities, real estate investment trusts, fixed income investments, high-yield fixed income investments, U.S. Treasury Inflation-Protected Securities ("TIPS"), treasuries, currencies, derivative instruments, and other investments.  TVA has classified all of these trading securities as either Level 1, Level 2, or Investments measured at net asset value ("NAV").  TVA’s private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments are valued at NAV as a practical expedient for fair value. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. See Note 17 — Fair Value Measurements — Valuation Techniques for a discussion of valuation levels of the investments.

    Plan Investments. TVA's qualified benefit pension plan is funded with qualified plan assets. These investments are primarily global public equities, private equities, fixed income securities, public real assets, and private real assets.  See Note 22 — Benefit Plans — Fair Value Measurements for disclosure of fair value measurements for investments held by TVARS that support TVA's qualified defined benefit pension plan.

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

Derivatives. TVA has historically entered into various derivative transactions, including commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures, to manage various market risks. Other than certain derivative instruments included in investment funds, it is TVA's policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes.

Currency and Interest Rate Derivatives.  TVA has two currency swaps and four "fixed for floating" interest rate swaps.  The currency swaps protect against changes in cash flows caused by volatility in exchange rates related to outstanding Bonds denominated in British pounds sterling. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The currency and interest rate swaps are classified as Level 2 valuations as the rate curves and interest rates affecting the fair value of the contracts are based on observable data.  The application of credit valuation adjustments ("CVAs") did not materially affect the fair value of these assets and liabilities at September 30, 2021.

Commodity Contracts.  TVA enters into commodity contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts because these contracts no longer met the criteria of net settlement. As a result, the associated net derivative liabilities and regulatory assets were derecognized. The natural gas derivative contracts are classified as Level 2 valuations based on market approaches which utilize short-term and mid-term market-quoted prices from an external industry brokerage firm.  The application of CVAs did not materially affect the fair value of these assets and liabilities at September 30, 2021.

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

Sources of Market Assumptions.  TVA derives its financial instrument market assumptions from market data sources (e.g., Chicago Mercantile Exchange and Moody's Investors Service, Inc. ("Moody's")).  In some cases, where market data is not readily available, TVA uses comparable market sources and empirical evidence to derive market assumptions and determine a financial instrument's fair value.

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

All derivative instruments are analyzed individually and are subject to unique risk exposures.  The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2021.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold. See Note 16 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral for a discussion of collateral related to TVA's derivative liabilities.

Pension and Other Post-Retirement Benefits

    TVA sponsors a defined benefit pension plan that is qualified under section 401(a) of the Internal Revenue Code and covers substantially all of its full-time annual employees hired prior to July 1, 2014. The TVA Retirement System ("TVARS"), a separate legal entity governed by its own board of directors (the "TVARS Board"), administers the qualified defined benefit pension plan. TVA also provides a Supplemental Executive Retirement Plan ("SERP") to certain executives in critical positions, which provides supplemental pension benefits tied to compensation levels that exceed limits imposed by IRS rules applicable to the qualified defined benefit pension plan. Additionally, TVA provides post-retirement health care benefits for most of its full-time employees who reach retirement age while still working for TVA.

    TVA's pension and other post-retirement benefits contain uncertainties because they require management to make certain assumptions related to TVA's cost to provide these benefits. Numerous factors are considered including the provisions of the plans, changing employee demographics, various actuarial calculations, assumptions, and accounting mechanisms. Effects of the COVID-19 pandemic on the financial markets, regulations, and experience are uncertain and still evolving, creating an additional degree of complexity associated with the future occurrence or outcome of events and conditions underlying the significant accounting assumptions discussed below.

Key actuarial assumptions utilized include expected long-term rate of return on plan assets, discount rates, projected health care cost trend rates, cost of living adjustments ("COLA"), and mortality rates. Every five years, a formal actuarial experience study that compares assumptions to the actual experience is conducted. Additional ad-hoc experience studies are performed as needed to review recent experience and validate recommended changes to the actuarial assumptions used based upon TVA's last experience study in 2018.

    Expected Return on Plan Assets. The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. In determining the expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice, the current outlook on capital markets, the asset allocation policy, and the anticipated impact of active management. During 2021, the TVARS Board decreased the expected return on plan assets assumptions from 6.75 percent to 5.75 percent based upon review of the current plan's funding levels and asset target allocation mix, capital market outlooks, and the most recent studies. TVA management adopted the 5.75 percent expected long-term rate of return on plan assets assumption, which will be used to calculate the 2022 net periodic pension cost.

    TVA recognizes the impact of asset performance on pension expense over a three-year phase-in period through a market-related value of assets ("MRVA") calculation. The MRVA recognizes investment gains and losses over a three-year period and is used in calculating the expected return on assets and the recognized net actuarial loss components of pension net periodic benefit cost.

    A higher expected rate of return assumption decreases the net periodic pension benefit costs, whereas a lower expected rate of return assumption increases the net periodic pension benefit cost. The plan's actual rate of return for 2021 was 20.30 percent compared to the assumption of 6.75 percent. The difference between the expected and actual return on plan assets resulted in an actuarial gain of $1 billion that is recognized as a decrease in the related regulatory asset and a decrease in the pension benefit obligation at September 30, 2021.

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

    The discount rate is somewhat volatile because it is determined based upon the prevailing rate of long-term corporate bonds as of the measurement date. A higher discount rate decreases the plan obligations and correspondingly decreases the net periodic pension and net post-retirement benefit costs for those plans where actuarial losses are being amortized. Alternatively, a lower discount rate increases net periodic pension and net periodic post-retirement benefit costs. The discount rates used to determine the pension and post-retirement benefit obligations were 2.90 percent and 3.05 percent, respectively, at September 30, 2021.

    Health Care Cost Trends. In establishing health care cost trend rates for the post-retirement obligation, TVA reviews actual recent cost trends and projected future trends considering health care inflation, changes in health care utilization, and changes in plan benefits and premium experience. The pre-Medicare eligible per capita claims costs trend rate is 6.25 percent, declining 0.25 percent per year until it reaches the ultimate trend rate of 5.00 percent in 2027. The pre-Medicare eligible per capita contributions trend rate is 8.51 percent for years 2022 through 2024, and then assumed to realign back with the pre-Medicare eligible per capita claims costs trend rate in 2025 at 5.50 percent, reaching the ultimate rate of 5.00 percent in 2027. The post-Medicare current health care cost trend rate is zero percent for years 2022 through 2023, reaching the ultimate rate of 4.00 percent in 2024. TVA recognized a $47 million actuarial gain primarily due to lower per capita claims costs than previously assumed net of the loss from the change in the pre-Medicare eligible per capita contributions trend rate assumption.

    Cost of Living Adjustments. Cost of living adjustments ("COLAs") are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase.  This assumption is based on the long-term expected future rate of inflation, which is based on the capital market outlooks, economic forecasts, and the Federal Reserve policy.  See Note 22 — Benefit Plans — Plan Assumptions — Cost of Living Adjustment for further discussion on the calculation of the COLA.  The actual COLA for CY 2021 was 1.13 percent. The CY 2022 COLA is assumed to be 3.15 percent, and for years thereafter is assumed to be 2.00 percent. A higher COLA increases the pension benefit obligation whereas a lower assumption decreases the obligation. The actual calendar year COLA and the long-term COLA assumption are used to determine the benefit obligation at September 30 and the net periodic benefit costs for the following fiscal year.

Mortality. TVA's mortality assumptions are based upon actuarial projections in combination with actuarial studies of the actual mortality experience of TVARS's pension and post-retirement benefit plan participants taking into consideration the Society of Actuaries ("SOA") mortality table and projection scales as of September 30, 2021. TVA continues to monitor the availability of updates to mortality tables, longevity improvement scales, and mortality reviews and experience studies to consider whether these updates should be reflected in the current year mortality assumption. In 2020, based upon the most recent mortality experience study, TVA adopted a modified version of the SOA PRI-2012 table. For 2021, TVA has maintained the mortality table assumption adopted in 2020, and updated to the latest mortality improvement scale at September 30, 2021. The change in TVA's mortality assumptions resulted in a $28 million increase in the pension obligation and a $1 million increase in the post-retirement obligation at September 30, 2021.

    The following tables illustrate the estimated effects of changing certain of the critical actuarial assumptions discussed above, while holding all other assumptions constant and excluding any impact for unamortized actuarial gains and losses:

Sensitivity to Certain Changes in Pension Assumptions At September 30, 2021
Actuarial Assumption	Current Assumption	Change in Assumption	Impact
Effect on 2021 pension expense:
Discount rate	2.75%	(0.25)%	$16
Expected return on assets	6.75%	(0.25)%	18
COLA	2.00%	0.25%	29

Effect on benefit obligation
Discount rate	2.90%	(0.25)%	396
COLA	2.00%	0.25%	258

Sensitivity to Changes in Assumed Health Care Cost Trend Rates At September 30, 2021
	1% Increase	1% Decrease
Effect on total of service and interest cost components for the year	$4	$(4)
Effect on end-of-year accumulated post-retirement benefit obligation	71	(69)

New Accounting Standards and Interpretations

    See Note 2 — Impact of New Accounting Standards and Interpretations for a discussion of recent accounting standards and pronouncements that were issued by the Financial Accounting Standards Board ("FASB"), became effective for TVA, or were adopted by TVA during the presented periods.

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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. As of September 30, 2021, TVA had accrued approximately $13 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 23 — Commitments and Contingencies — Legal Proceedings, which discussions are incorporated into this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Risk Management Activities

TVA is exposed to various market risks.  These market risks include risks related to commodity prices, investment prices, interest rates, currency exchange rates, inflation, and counterparty credit and performance risk.  To help manage certain of these risks, TVA has entered into various derivative transactions, including commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in its trust investment funds, it is TVA's policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes.  See Note 16 — Risk Management Activities and Derivative Transactions.

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

    TVA manages risk with commodity contracts for both coal and natural gas that require physical delivery of the contracted quantity. A hypothetical 10 percent decline in the market price of natural gas on September 30, 2021 and 2020, would have resulted in decreases of approximately $124 million and $84 million, respectively, in the fair value of TVA's natural gas derivative instruments at these dates. TVA discontinued derivative accounting for forward coal contracts during the fourth quarter of 2020; therefore, a hypothetical 10 percent decline in the market price of coal is not presented.

In 2014, TVA suspended its Financial Trading Program. In anticipation of lifting the suspension in 2022, the TVA Board, in November 2021, approved the elimination of the Value at Risk aggregate transaction limit for the Financial Hedging Program (formerly, the Financial Trading Program) and authorized the use of tolerances and measures that will be reviewed annually by the TVA Board. The tolerances will address counterparty exposure, liquidity risk, and reduction in fuel cost volatility. In addition, the TVA Board approved certain administrative changes to the Financial Hedging Program.

Investment Price Risk

TVA's investment price risk relates primarily to investments in TVA's NDT, ART, pension fund, SERP, and DCP.

Nuclear Decommissioning Trust.  The NDT is generally designed to achieve a return in line with overall equity and debt market performance.  The assets of the trust are invested in debt and equity securities, private partnerships, and certain derivative instruments including forwards, futures, options, and swaps, and through these investments the trust has exposure to

U.S. equities, international equities, real estate investment trusts, natural resource equities, high-yield debt, domestic debt, U.S. TIPS, treasuries, private real assets, private equity, and private credit strategies.  At September 30, 2021 and 2020, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $281 million and $223 million, respectively.

Asset Retirement Trust.  The ART is presently invested to achieve a return in line with overall equity and debt market performance. The assets of the trust are invested in debt and equity securities, private partnerships, and certain derivative instruments including options, and through these investments the trust has exposure to U.S. equities, real estate investment trusts, natural resource equities, high-yield debt, domestic debt, TIPS, treasuries, private real assets, private equity, and private credit strategies.  At September 30, 2021 and 2020, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $113 million and $87 million, respectively.

Qualified Pension Plan. In August 2021, a new asset allocation plan was put in place to reduce risk and volatility in the TVARS investment portfolio. The TVARS asset allocation policy for qualified pension plan assets has targets of 55 percent growth assets, including defensive growth assets, 20 percent defensive assets, and 25 percent inflation-sensitive assets. Pursuant to the TVARS Rules and Regulations, any proposed changes in asset allocation that would change TVARS's assumed rate of investment return are subject to TVA's review and veto.

    As set forth above, the qualified pension plan assets are invested across growth assets, defensive growth assets, defensive assets, and inflation-sensitive assets. The TVARS asset allocation policy includes permissible deviations from target allocations, and action can be taken, as appropriate, to rebalance the plan's assets consistent with the asset allocation policy. At September 30, 2021 and 2020, an immediate 10 percent decrease in the value of the net assets of the fund would have reduced the value of the fund by approximately $911 million and $796 million, respectively.

    Supplemental Executive Retirement Plan. The SERP is a non-qualified defined benefit pension plan similar to those typically found in other companies in TVA's peer group and is provided to selected employees of TVA. TVA's SERP was created to recruit and retain key executives. The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA's qualified defined benefit plan and Internal Revenue Code Section 415 limits on qualified retirement plans. The SERP currently targets an asset allocation policy for its plan assets of 64 percent equity securities, which includes U.S. and non-U.S. equities, and 36 percent fixed income securities. The SERP plan assets are presently invested to achieve a return in line with overall equity and debt market performance. At September 30, 2021 and 2020, an immediate 10 percent decrease in the value of the SERP investments would have reduced the value of the investments by $8 million and $7 million, respectively.

    Deferred Compensation Plan. The DCP is designed to provide participants with the ability to defer compensation to future periods. The plan assists in the recruitment of top executive talent for TVA. As in other corporations, deferred compensation can be an integral part of a total compensation package. Assets currently include deferral balances. The default return on investment of the accounts is interest calculated based on the composite rate of all marketable U.S. Treasury issues. Executives may alternatively choose to have their balances adjusted based on the return of certain mutual funds. At September 30, 2021 and 2020, an immediate 10 percent decrease in the value of the deferred compensation accounts would have reduced the value of the accounts by $2 million and $3 million, respectively.

Interest Rate Risk

TVA's interest rate risk is related primarily to its short-term investments, short-term debt, long-term debt, and interest rate derivatives.

Investments.  At September 30, 2021, TVA had $499 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2021 was $657 million.  The average interest rate that TVA received on its short-term investments during 2021 was only slightly higher than zero percent, and, therefore, interest income related to short-term investments was minimal. If the rates of interest that TVA received on its short-term investments during 2021 were exactly zero percent, TVA would have received a minimal amount less in interest from its short-term investments.  At September 30, 2020, TVA had $500 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2020 was $637 million.  The average interest rate that TVA received on its short-term investments during 2020 was less than one percent.  If the rates that TVA received on its short-term investments during 2020 were zero percent, TVA would have received approximately $4 million less in interest from its short-term investments.  In addition to affecting the amount of interest that TVA receives from its short-term investments, changes in interest rates could affect the value the investments in its pension plan, ART, NDT, SERP, and DCP.  See Risk Management Activities — Investment Price Risk above.

Short-Term Debt.  At September 30, 2021, TVA's short-term borrowings were $780 million, and the current maturities of long-term debt were $1.1 billion.  Based on TVA's interest rate exposure at September 30, 2021, an immediate one percentage point increase in interest rates would have resulted in an increase of $19 million in TVA's short-term interest expense.  At September 30, 2020, TVA's short-term borrowings were $57 million, and the current maturities of long-term debt were $1.8 billion.  Based on TVA's interest rate exposure at September 30, 2020, an immediate one percentage point increase in interest rates would have resulted in an increase of $19 million in TVA's short-term interest expense.

Long-Term Debt.  At September 30, 2021 and 2020, the interest rates on all of TVA's outstanding long-term debt were fixed (or subject only to downward adjustment under certain conditions).  Accordingly, an immediate one percentage point increase in interest rates would not have affected TVA's interest expense associated with its long-term debt.  When TVA's long-term debt matures or is redeemed, however, TVA typically refinances debt in whole or in part by issuing additional debt. Accordingly, if interest rates are high when TVA issues this additional debt, TVA's cash flows, results of operations, and financial condition may be adversely affected.  This risk is somewhat mitigated by the fact that TVA's debt portfolio is diversified in terms of maturities and has a long average life.  At September 30, 2021 and 2020, the average life of TVA's debt portfolio was 15.69 years and 15.3 years, respectively.  At September 30, 2021 and 2020, the average interest rate of TVA's debt portfolio was 4.51 percent and 4.56 percent, respectively. See Note 14 — Debt and Other Obligations — Debt Outstanding for a schedule of TVA's debt maturities.

Interest Rate Derivatives. Changes in interest rates also affect the mark-to-market ("MtM") valuation of TVA's interest rate derivatives.  See Note 16 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives. TVA had four interest rate swaps outstanding at September 30, 2021 and September 30, 2020. Net unrealized gains and losses on these instruments are reflected on TVA's Consolidated Balance Sheets in a regulatory asset account, and realized gains and losses are reflected in earnings.  Based on TVA's interest rate exposure at September 30, 2021 and 2020, an immediate one-half percentage point decrease in interest rates would have increased the interest rate swap liabilities by $260 million and $270 million, respectively.

    London Interbank Offered Rate. TVA has four "fixed for floating" interest rate swaps related to outstanding Bonds, and receives periodic payments under these swaps based on the floating London Interbank Offered Rate ("LIBOR") benchmark rate. TVA may also have additional contracts that could be impacted. LIBOR rates will be phased out between the end of calendar year 2021 and June 2023. Various alternatives for LIBOR are being evaluated by market participants, with the Secured Overnight Financing Rate being the most widely-adopted alternative thus far. TVA may face risks related to the viability of an alternative benchmark over the remaining terms of its current contracts, or over the terms of any future contracts that rely on the benchmark rate.

Currency Exchange Rate Risk

Over the next several years, TVA plans to spend a significant amount of capital on clean air projects, capacity expansion, and other projects. A portion of this amount may be spent on contracts that are denominated in one or more foreign currencies. Additionally, TVA's two issues of Bonds denominated in British pounds sterling are hedged by currency swap agreements. The value of the U.S. dollar compared with other currencies has fluctuated widely in recent years, including fluctuations in the U.S. dollar to British pound sterling exchange rate primarily driven by the "BREXIT" vote for the United Kingdom to leave the European Union. If not effectively managed, foreign currency exposure could negatively impact TVA's counterparty risk, cash flows, results of operations, and financial condition.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30
 (in millions)

	2021	2020	2019
Operating revenues
Revenue from sales of electricity	$10,357	$10,104	$11,159
Other revenue	146	145	159
Total operating revenues	10,503	10,249	11,318
Operating expenses
Fuel	1,737	1,584	1,896
Purchased power	984	880	1,007
Operating and maintenance	2,890	2,720	3,090
Depreciation and amortization	1,533	1,826	1,973
Tax equivalents	514	528	541
Total operating expenses	7,658	7,538	8,507
Operating income	2,845	2,711	2,811
Other income (expense), net	13	36	62
Other net periodic benefit cost	258	253	258
Interest expense
Interest expense	1,088	1,142	1,198
Net income (loss)	$1,512	$1,352	$1,417
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

ASSETS
	2021	2020
Current assets
Cash and cash equivalents	$499	$500
Accounts receivable, net	1,566	1,529
Inventories, net	950	1,003
Regulatory assets	196	130
Other current assets	287	84
Total current assets	3,498	3,246

Property, plant, and equipment
Completed plant	66,411	64,970
Less accumulated depreciation	(34,663)	(33,550)
Net completed plant	31,748	31,420
Construction in progress	2,458	2,139
Nuclear fuel	1,566	1,504
Finance leases	692	516
Total property, plant, and equipment, net	36,464	35,579

Investment funds	4,053	3,198

Regulatory and other long-term assets
Regulatory assets	7,956	10,245
Operating lease assets, net of amortization	165	232
Other long-term assets	320	325
Total regulatory and other long-term assets	8,441	10,802

Total assets	$52,456	$52,825
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	2021	2020
Current liabilities
Accounts payable and accrued liabilities	$2,215	$1,844
Accrued interest	282	298
Asset retirement obligations	266	345
Current portion of leaseback obligations	25	198
Regulatory liabilities	340	141
Short-term debt, net	780	57
Current maturities of power bonds	1,028	1,787
Current maturities of long-term debt of variable interest entities	43	41
Total current liabilities	4,979	4,711

Other liabilities
Post-retirement and post-employment benefit obligations	5,045	6,617
Asset retirement obligations	6,736	6,440
Finance lease liabilities	687	525
Other long-term liabilities	2,041	2,548
Leaseback obligations	—	25
Regulatory liabilities	40	23
Total other liabilities	14,549	16,178

Long-term debt, net
Long-term power bonds, net	17,457	17,956
Long-term debt of variable interest entities, net	1,006	1,048
Total long-term debt, net	18,463	19,004

Total liabilities	37,991	39,893

Commitments and contingencies (Note 23)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	13,689	12,177
Total power program proprietary capital	13,947	12,435
Nonpower programs appropriation investment, net	540	548
Accumulated other comprehensive income (loss)	(22)	(51)
Total proprietary capital	14,465	12,932

Total liabilities and proprietary capital	$52,456	$52,825
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30
(in millions)

	2021	2020	2019
Net income (loss)	$1,512	$1,352	$1,417
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	126	(1)	(114)
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	(97)	(38)	45
Total other comprehensive income (loss)	29	(39)	(69)
Total comprehensive income (loss)	$1,541	$1,313	$1,348
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the years ended September 30
 (in millions)

	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$1,512	$1,352	$1,417
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization(1)	1,555	1,848	1,993
Amortization of nuclear fuel cost	383	388	379
Non-cash retirement benefit expense	333	324	314
Prepayment credits applied to revenue	—	—	(10)
Other regulatory amortization and deferrals	(72)	(21)	261
Changes in current assets and liabilities
Accounts receivable, net	(18)	259	(40)
Inventories and other current assets, net	42	(12)	(87)
Accounts payable and accrued liabilities	178	(38)	(155)
Accrued interest	(18)	1	(8)
Pension contributions	(306)	(305)	(307)
Settlements of asset retirement obligations	(242)	(114)	(89)
Other, net	(91)	(46)	52
Net cash provided by operating activities	3,256	3,636	3,720

Cash flows from investing activities
Construction expenditures	(1,963)	(1,643)	(1,700)
Nuclear fuel expenditures	(354)	(342)	(474)
Purchases of investments	(50)	(49)	(48)
Loans and other receivables
Advances	(7)	(8)	(10)
Repayments	9	7	11
Other, net	27	20	(22)
Net cash used in investing activities	(2,338)	(2,015)	(2,243)

Cash flows from financing activities
Long-term debt
Issues of power bonds	500	997	—
Redemptions and repurchases of power bonds	(1,860)	(1,427)	(1,035)
Payments on debt of variable interest entities	(41)	(39)	(38)
Redemptions of notes payable	—	(23)	(46)
Short-term debt issues (redemptions), net	723	(865)	(294)
Payments on leases and leasebacks	(250)	(55)	(43)
Financing costs, net	(2)	(4)	—
Other, net	9	(6)	(21)
Net cash (used in) provided by financing activities	(921)	(1,422)	(1,477)
Net change in cash, cash equivalents, and restricted cash	(3)	199	—
Cash, cash equivalents, and restricted cash at beginning of year	521	322	322
Cash, cash equivalents, and restricted cash at end of year	$518	$521	$322
Note (1) Including amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
For the years ended September 30
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2018	$258	$9,404	$564	$57	$10,283
Net income (loss)	—	1,425	(8)	—	1,417
Total other comprehensive income (loss)	—	—	—	(69)	(69)
Return on power program appropriation investment	—	(6)	—	—	(6)
Balance at September 30, 2019	$258	$10,823	$556	$(12)	$11,625
Net income (loss)	—	1,360	(8)	—	1,352
Total other comprehensive income (loss)	—	—	—	(39)	(39)
Return on power program appropriation investment	—	(6)	—	—	(6)
Balance at September 30, 2020	$258	$12,177	$548	$(51)	$12,932
Net income (loss)	—	1,520	(8)	—	1,512
Total other comprehensive income (loss)	—	—	—	29	29
Return on power program appropriation investment	—	(4)	—	—	(4)
Implementation of new accounting standard(1)	—	(4)	—	—	(4)
Balance at September 30, 2021	$258	$13,689	$540	$(22)	$14,465
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

Basis of Presentation

    The accompanying consolidated financial statements, which have been prepared in accordance with GAAP, include the accounts of TVA and variable interest entities ("VIEs") of which TVA is the primary beneficiary. See Note 11 — Variable Interest Entities. Intercompany balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents, and Restricted Cash

    Cash includes cash on hand, non-interest bearing cash, and deposit accounts. All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalents that are restricted, as to withdrawal or use under the terms of certain contractual agreements, are recorded in Other long-term assets on the Consolidated Balance Sheets. Restricted cash and cash equivalents include cash held in trusts that are currently restricted for TVA economic development loans and for certain TVA environmental programs in accordance with agreements related to compliance with certain environmental regulations. See Note 23 — Commitments and Contingencies — Legal Proceedings — Environmental Agreements.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash At September 30
	2021	2020
Cash and cash equivalents	$499	$500
Restricted cash and cash equivalents included in Other long-term assets	19	21
Total cash, cash equivalents, and restricted cash	$518	$521

    Due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its balance of Cash and cash equivalents beginning in March 2020. TVA may hold higher cash balances from time to time in response to potential market volatility or other business conditions.

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

The allowance for uncollectible accounts was less than $1 million at both September 30, 2021 and 2020, for trade accounts receivable.  Additionally, loans receivable of $99 million and $105 million at September 30, 2021 and 2020, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $4 million and less than $1 million at September 30, 2021 and 2020, respectively. The increase in allowances for uncollectible accounts is due to the adoption of CECL. See Note 2 — Impact of New Accounting Standards and Interpretations.

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

Allowance for Inventory Obsolescence.  TVA reviews materials and supplies inventories by category and usage on a periodic basis.  Each category is assigned a probability of becoming obsolete based on the type of material and historical usage data.  TVA has a fleet-wide inventory management policy for each generation type. Based on the estimated value of the inventory, TVA adjusts its allowance for inventory obsolescence.

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

    Depreciation. TVA accounts for depreciation of its properties using the composite depreciation convention of accounting.  Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies that are updated approximately every five years. During the first quarter of 2022, TVA implemented a new depreciation study related to its completed plant.  The new study includes a decline in the service life estimates of TVA’s coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. Implementation of the study is expected to result in an increase to depreciation and amortization expense of approximately $369 million during 2022. This estimate represents the impact of implementing the new study only and does not include any potential impact of other possible changes, including additions to or retirements of net completed plant, that may occur during 2022.

Depreciation expense for the years ended September 30, 2021, 2020, and 2019 was $1.4 billion, $1.6 billion, and $1.8 billion, respectively. Depreciation expense expressed as a percentage of the average annual depreciable completed plant was 2.28 percent for 2021, 2.74 percent for 2020, and 3.09 percent for 2019.  Average depreciation rates by asset class are as follows:

Property, Plant, and Equipment Depreciation Rates At September 30 (percent)
	2021	2020	2019
Asset Class
Nuclear	2.38	2.38	2.38
Coal-fired(1)	1.95	3.62	4.96
Hydroelectric	1.60	1.60	1.61
Gas and oil-fired	2.98	3.04	3.00
Transmission	1.34	1.34	1.34
Other	7.12	7.26	7.16
Note
(1) The rates include the acceleration of depreciation related to retiring certain coal-fired units.

    Coal-Fired. As a result of TVA's decision to idle or retire certain units since the previous depreciation study, TVA recognized $136 million, $387 million, and $566 million in accelerated depreciation expense related to the units during the years ended September 30, 2021, 2020, and 2019, respectively. Accelerated depreciation is based on the remaining useful life of the asset at the time the decision is made to idle or retire a unit.

Reacquired Rights. Property, plant, and equipment includes intangible reacquired rights, net of amortization, of $184 million and $192 million as of September 30, 2021 and 2020, respectively, related to the purchase of residual interests from lease/leaseback agreements of certain combustion turbine units ("CTs"). Reacquired rights are amortized over the estimated useful life of the underlying CTs. Amortization expense was $8 million for all years 2021, 2020, and 2019.

Software Costs.  TVA capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in Property, plant, and equipment on the Consolidated Balance Sheets and are generally amortized over seven years.  At September 30, 2021 and 2020, unamortized computer software costs totaled $27 million and $54 million, respectively.  Amortization expense related to capitalized computer software costs was $38 million, $42 million, and $38 million for 2021, 2020, and 2019, respectively.  Software costs that do not meet capitalization criteria are expensed as incurred.

Impairment of Assets.  TVA evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  For long-lived assets, TVA bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, regulatory approval and ability to set rates at levels that allow for recoverability of the assets, and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, TVA determines whether an impairment has occurred based on an estimate of undiscounted cash flows attributable to the asset as compared with the carrying value of the asset.  If an impairment has occurred, the amount of the impairment recognized is measured as the excess of the asset's carrying value over its fair value.  Additionally, TVA regularly evaluates construction projects.  If the project is canceled or deemed to have no future economic benefit, the project is written off as an asset impairment or, upon TVA Board approval, reclassified as a regulatory asset. See Note 7 — Plant Closures.

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

    While not specifically structured as leases, certain power purchase agreements ("PPAs") are deemed to contain a lease of the underlying generating units when the terms convey the right to control the use of the assets. Amounts recorded for these leases are generally based on the amount of the scheduled capacity payments due over the remaining terms of the PPAs, the terms of which vary. The total lease obligations included in Accounts payable and accrued liabilities and lease liabilities related to these agreements were $464 million and $143 million for finance and operating leases, respectively, at September 30, 2021.

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

    Leases with an initial term of 12 months or less, which do not include an option to extend the initial term of the lease to greater than 12 months that TVA is reasonably certain to exercise, are not recorded on the Consolidated Balance Sheets at September 30, 2021.
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

Decommissioning Costs

    TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets.  These obligations relate to fossil fuel-fired generating plants, nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.  Activities involved with retiring these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site restoration.  Revisions to the estimates of asset retirement obligations ("AROs") are made whenever factors indicate that the timing or amounts of estimated cash flows have changed materially.  Any accretion or depreciation expense related to these liabilities and assets is charged to a regulatory asset.  See Note 10 — Regulatory Assets and Liabilities — Nuclear Decommissioning Costs and Non-Nuclear Decommissioning Costs and Note 13 — Asset Retirement Obligations.

Down-blend Offering for Tritium

TVA, the U.S. Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements, referred to as the Down-blend Offering for Tritium ("DBOT"), that provide for the production, processing, and storage of low-enriched uranium that is to be made using surplus DOE highly enriched uranium and other uranium.  Low-enriched uranium can be fabricated into fuel for use in a nuclear power plant.  Production of the low-enriched uranium began in 2019 and is contracted to continue through October 2027.  Beginning October 2027, contract activity will consist of storage and flag management.  Flag management ensures that the uranium is of U.S. origin, free from foreign obligations, and unencumbered by policy restrictions, so that it can be used in connection with the production of tritium. Under the terms of the interagency agreement between the DOE and TVA, the DOE will reimburse TVA for a portion of the costs of converting the highly enriched uranium to low-enriched uranium. Since 2019, TVA has received $137 million in reimbursements from the DOE. At September 30, 2021, TVA recorded $11 million in Accounts receivable, net related to this agreement.

Investment Funds

    Investment funds consist primarily of trust funds designated to fund decommissioning requirements (see Note 23 — Commitments and Contingencies — Decommissioning Costs), the Supplemental Executive Retirement Plan ("SERP") (see Note 22 — Benefit Plans — Overview of Plans and Benefits — Supplemental Executive Retirement Plan), and the Deferred Compensation Plan ("DCP"). The Nuclear Decommissioning Trust ("NDT") holds funds primarily for the ultimate decommissioning of TVA's nuclear power plants. The Asset Retirement Trust ("ART") holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The NDT, ART, SERP, and DCP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity and debt market performance. The NDT, ART, SERP, and DCP funds are all classified as trading.

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

    In addition to excess workers' compensation insurance, TVA purchases property and liability insurance for nuclear assets and operations. See Note 23 — Commitments and Contingencies — Nuclear Insurance. TVA also purchases liability insurance and property insurance for certain conventional (non-nuclear) assets, and other insurance policies when commercially feasible.

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

Maintenance Costs

TVA records maintenance costs and repairs related to its property, plant, and equipment on the Consolidated Statements of Operations as they are incurred except for the recording of certain regulatory assets for retirement and removal costs.

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

Fair Value Measurement Disclosure
Description	This guidance changes certain disclosure requirements for fair value measurements. It removes certain disclosure requirements, such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of the transfers between levels; and the valuation processes for Level 3 fair value measurements. Some disclosure requirements are added, such as the change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.
Effective Date for TVA	October 1, 2020
Effect on the Financial Statements or Other Significant Matters	Adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows.

The following accounting standards have been issued but as of September 30, 2021, were not effective and had not been adopted by TVA:

Reference Rate Reform
Description	This guidance provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rates.
Effective Date for TVA	The new standard is effective for adoption at any time between March 12, 2020, and December 31, 2022.
Effect on the Financial Statements or Other Significant Matters	TVA continues to review this standard and evaluate the impact of using an alternative reference rate instead of LIBOR in its interest rate swap contracts. TVA does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or cash flows.

Lessor-Certain Leases with Variable Lease Payments
Description
This guidance amends the lessor lease classification for leases that have variable lease payments that are not based on an index or rate. If the lease meets the criteria for classification as either (1) a sale-type or (2) direct finance lease, and application of the lease guidance would result in recognition of a day-one selling loss, then the lease should be classified as an operating lease.

There are two transition methods provided by the guidance for entities that have adopted the standard:
•Retrospective application to leases that commenced or were modified after the beginning of the period in which the standard was adopted, or
•Prospective application to leases that commence or are modified subsequent to the date that amendments in the guidance are first applied.

Effective Date for TVA	This new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2022. Early adoption is permitted, and TVA adopted this standard on October 1, 2021, on a prospective basis.
Effect on the Financial Statements or Other Significant Matters	Adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net At September 30
	2021	2020
Power receivables	$1,480	$1,401
Other receivables	86	128
Accounts receivable, net(1)	$1,566	$1,529
Note
(1) Allowance for uncollectible accounts was less than $1 million at September 30, 2021 and 2020, and therefore is not represented in the table above. The allowance at September 30, 2021 includes the impact from adopting CECL on October 1, 2020.

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

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net At September 30
	2021	2020
Materials and supplies inventory	$775	$770
Fuel inventory	198	253
Renewable energy certificates inventory, net	12	15
Allowance for inventory obsolescence	(35)	(35)
Inventories, net	$950	$1,003

5. Other Current Assets

Other current assets consisted of the following:

Other Current Assets At September 30
	2021	2020
Commodity contract derivative assets	$210	$26
Other	77	58
Other current assets	$287	$84
Commodity Contract Derivative Assets. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. See Note 16 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives for a discussion of TVA's commodity contract derivatives.

6. Net Completed Plant

Net completed plant consisted of the following:

Net Completed Plant At September 30
	2021			2020
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Coal-fired(1)(2)	$19,319	$14,357	$4,962	$18,613	$13,944	$4,669
Gas and oil-fired	6,076	1,824	4,252	6,010	1,696	4,314
Nuclear	26,024	12,632	13,392	25,741	12,141	13,600
Transmission	8,597	3,215	5,382	8,283	3,140	5,143
Hydroelectric	3,525	1,135	2,390	3,410	1,090	2,320
Other electrical plant	1,940	1,101	839	1,981	1,146	835
Intangible software	3	2	1	3	2	1
Multipurpose dams	900	388	512	900	381	519
Other stewardship	27	9	18	29	10	19
Total	$66,411	$34,663	$31,748	$64,970	$33,550	$31,420
Notes
(1) TVA recognized accelerated depreciation as a result of the decision to idle or retire certain units. See Note 7 — Plant Closures.
(2) In 2020, TVA recorded approximately $1.1 billion in upward revisions to asset retirement costs for coal-fired assets. See Note 13 — Asset Retirement Obligations.

7. Plant Closures

Background

TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. Based on results of assessments presented to the TVA Board in 2019, the retirement of Paradise Fossil Plant ("Paradise") Unit 3 by December 2020 and Bull Run Fossil Plant ("Bull Run") by December 2023 was approved. Subsequent to the TVA Board approval, TVA determined that Paradise would not be restarted after January 2020 due to the plant's material condition. Paradise Unit 3 was taken offline on February 1, 2020, effectively retiring the plant. In addition, TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035, and that evaluation includes environmental review, public input, and TVA Board approval.

Financial Impact

As a result of TVA's decision to accelerate the retirements of Paradise and Bull Run, certain construction projects at these locations were identified as probable of abandonment or were no longer expected to be in service for greater than one year prior to the plants' retirement dates. The write-off of these projects resulted in $4 million, $11 million, and $151 million of Operating and maintenance expense during the years ended September 30, 2021, 2020, and 2019, respectively. TVA also recognized losses of $2 million and $19 million in Operating and maintenance expense related to additional materials and supplies inventory reserves and write-offs identified at Paradise during the years ended September 30, 2020 and 2019, respectively. Losses recognized during the year ended September 30, 2021, were less than $1 million.

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Paradise and Bull Run, TVA has recognized a cumulative $1.1 billion of accelerated depreciation. Of this amount, $136 million, $387 million, and $566 million were recognized for the years ended September 30, 2021, 2020, and 2019, respectively.

8. Leases

    The following table provides information regarding the presentation of leases on the Consolidated Balance Sheets:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30
		2021	2020
Assets
Operating	Operating lease assets, net of amortization	$165	$232
Finance	Finance leases	692	516
Total lease assets		$857	$748

Liabilities
Current
Operating	Accounts payable and accrued liabilities	$40	$63
Finance	Accounts payable and accrued liabilities	60	41
Non-current
Operating	Other long-term liabilities	122	171
Finance	Finance lease liabilities	687	525
Total lease liabilities		$909	$800

    TVA's leases consist primarily of railcars, equipment, real estate/land, power generating facilities, and gas pipelines. TVA's leases have various terms and expiration dates remaining from less than one year to approximately 25 years. The components of lease costs were as follows:

Lease Costs For the years ended September 30 (in millions)
	2021	2020
Operating lease costs(1)	$52	$84
Variable lease costs(1)	75	75
Short-term lease costs(1)	12	7
Finance lease costs
Amortization of lease assets(2)	51	15
Interest on lease liabilities(3)(4)	39	33
Total finance lease costs	90	48
Total lease costs	$229	$214
Notes
(1) Costs are included in Operating and maintenance expense, Fuel expense, Purchased power expense, and Tax equivalents expense on the Consolidated Statements of Operations. TVA's rental expense for operating leases was approximately $97 million for the year ended September 30, 2019.
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

The following table contains additional information with respect to cash and non-cash activities related to leases:

Amounts Recognized on TVA's Consolidated Statements of Cash Flows For the years ended September 30 (in millions)
	2021	2020
Operating cash flows for operating leases	$53	$85
Operating cash flows for finance leases	39	33
Financing cash flows for finance leases	52	15

Lease assets obtained in exchange for lease obligations (non-cash)
Operating leases(1)	$(22)	$110
Finance leases	233	394
Note
(1) Amount for 2021 represents a non-cash reduction due to a lease that was amended during the fiscal year resulting in derecognition of the operating lease asset and obligation upon remeasurement. Amount for 2020 excludes operating lease assets recorded as a result of the adoption of the new lease standard.

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

Weighted Averages At September 30
	2021	2020
Weighted average remaining lease terms
Operating leases	5 years	5 years
Finance leases	12 years	12 years

Weighted average discount rate(1)
Operating leases	1.5%	1.6%
Finance leases	17.7%	21.8%
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

    The following table presents maturities of lease liabilities and a reconciliation of the undiscounted cash flows to lease liabilities at September 30, 2021:

Future Minimum Lease Payments Minimum Payments Due at September 30, 2021
Operating leases
2022	$42
2023	40
2024	37
2025	34
2026	10
Thereafter	5
Minimum annual payments	168
Less: present value discount	(6)
Operating present value of net minimum lease payments	$162

Finance leases
2022	$115
2023	112
2024	107
2025	106
2026	105
Thereafter	656
Minimum annual payments	1,201
Less: amount representing interest	(454)
Finance present value of net minimum lease payments	$747

TVA has entered into five PPAs with renewable resource providers for solar generation and rights to charge and discharge battery energy storage systems. The systems are considered a lease component in these agreements. These PPAs have terms of 20 years, and are expected to commence between October 2022 and December 2024. Payments made over the term of these PPAs are expected to total approximately $413 million.

9.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets At September 30
	2021	2020(1)
Loans and other long-term receivables, net	$96	$100
EnergyRight® receivables, net	57	69
Prepaid long-term service agreements	44	42
Commodity contract derivative assets	40	23
Other	83	91
Total other long-term assets	$320	$325
Note
(1) At September 30, 2020, $21 million previously classified as Restricted cash and cash equivalents (a component of Other long-term assets) and $11 million previously classified as Prepaid capacity payments (a component of Other long-term assets) have been reclassified to Other (a component of Other long-term assets) to conform with current year presentation.

Loans and Other Long-Term Receivables. TVA's loans and other long-term receivables primarily consist of economic development loans for qualifying organizations and a receivable for reimbursements to recover the cost of providing long-term, on-site storage for spent nuclear fuel. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2021 and 2020, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $3 million and $5 million, respectively.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's LPCs offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2021 and 2020, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $15 million and $18 million, respectively. See Note 12 — Other Long-Term Liabilities for information regarding the associated financing obligation.

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

Allowance for Loan Losses. As described in Note 2 — Impact of New Accounting Standards and Interpretations, TVA adopted CECL on October 1, 2020, to determine its allowance for loan loss. The allowance for loan loss is an estimate of expected credit losses, measured over the estimated life of the loan receivables, that considers reasonable and supportable forecasts of future economic conditions in addition to information about historical experience and current conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts.

The allowance components, which consist of a collective allowance and specific loans allowance, are based on the risk characteristics of TVA's loans. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans are evaluated on an individual basis.

Allowance Components At September 30, 2021 (in millions)
EnergyRight® loan reserve	$1
Economic development loan collective reserve	1
Economic development loan specific loan reserve	2
Total allowance for loan losses	$4

Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on
TVA's Consolidated Balance Sheets. At September 30, 2021 and 2020, prepayments of $12 million and $3 million, respectively, were recorded in Other current assets.

Commodity Contract Derivative Assets. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. See Note 16 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives for a discussion of TVA's commodity contract derivatives.

10.  Regulatory Assets and Liabilities

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

Regulatory Assets and Liabilities At September 30
	2021	2020
Current regulatory assets
Unrealized losses on interest rate derivatives	$114	$114
Unrealized losses on commodity derivatives	3	4
Fuel cost adjustment receivable	79	12
Total current regulatory assets	196	130

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	3,668	5,193
Non-nuclear decommissioning costs	2,653	2,512
Unrealized losses on interest rate derivatives	1,122	1,506
Nuclear decommissioning costs	363	896
Other non-current regulatory assets	150	138
Total non-current regulatory assets	7,956	10,245
Total regulatory assets	$8,152	$10,375

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$130	$115
Unrealized gains on commodity derivatives	210	26
Total current regulatory liabilities	340	141

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	40	23
Total non-current regulatory liabilities	40	23
Total regulatory liabilities	$380	$164

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

    The regulatory asset and liability are classified as long-term, which is consistent with the pension and OPEB liabilities, and are not amortized to the consolidated statements of operations over a specified recovery period. They are adjusted either upward or downward each year in conjunction with the adjustments to the unfunded pension liability and OPEB liability, as calculated by the actuaries. Ultimately the regulatory asset and liability will be recognized in the consolidated statements of operations in the form of pension and OPEB expense as the actuarial liabilities are eliminated in future periods. See Note 22 — Benefit Plans — Obligations and Funded Status.

    Additionally on October 1, 2014, TVA began recognizing pension costs as a regulatory asset to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan. As a result of previous plan design changes, future contributions are expected to exceed the expense calculated under U.S. GAAP. Accordingly, TVA will discontinue this regulatory accounting practice once all such deferred costs have been recovered, at which time it will recognize pension costs in accordance with U.S. GAAP.

Non-Nuclear Decommissioning Costs.  Non-nuclear decommissioning costs include: (1) certain deferred charges related to the future closure and decommissioning of TVA's non-nuclear long-lived assets, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's ART, and (4) certain other deferred charges under the accounting rules for AROs.  TVA has established the ART to more effectively segregate, manage, and invest funds to help meet future non-nuclear AROs.  The funds from the ART may be used, among other things, to pay the costs related to the future closure and retirement of non-nuclear long-lived assets under various legal requirements.  These future costs can be funded through a combination of investment funds set aside in the ART, future earnings on those investment funds, and future cash contributions to the ART.  In 2021, TVA recovered in rates an amount determined by the average life of debt financed for non-nuclear decommissioning expenditures, assuming a 20-year debt service period, and contributions to the ART. Deferred charges will be recovered in rates based on an analysis of the expected expenditures, contributions, and investment earnings required to recover the decommissioning costs. Recovery of future decommissioning costs is dependent upon the future earnings of the ART, timing of decommissioning activities, and changes in decommissioning estimates. The regulatory asset is classified as long-term as amounts recovered are used to service debt or to contribute to the ART, which is restricted for future decommissioning costs.

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

Due to changing interest rates in the financial markets associated with the COVID-19 pandemic, TVA experienced unrealized losses related to its derivative instruments for the year ended September 30, 2020. TVA does not recognize unrealized gains and losses from the investment portfolios and derivative instruments within earnings but rather defers all such gains and losses within a regulatory liability or asset in accordance with its accounting policy. See Note 16 — Risk Management Activities and Derivative Transactions and Note 17 — Fair Value Measurements.

Nuclear Decommissioning Costs.  Nuclear decommissioning costs include: (1) certain deferred charges related to the future closure and decommissioning of TVA's nuclear generating units under the Nuclear Regulatory Commission ("NRC") requirements, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's NDT, and (4) certain other deferred charges under the accounting rules for AROs.  These future costs can be funded through a combination of investment funds set aside in the NDT and ART and future earnings on those investment funds. For 2021, TVA recovered in rates a portion of the contributions to the ART that are expected to settle liabilities included in the nuclear ARO. Deferred charges will be recovered in rates based on the analysis of expected expenditures, contributions, and investment earnings required to recover the decommissioning costs.  See Note 1 — Summary of Significant Accounting Policies — Investment Funds.  Recovery of future decommissioning costs is dependent upon the future earnings of the NDT and ART, timing of decommissioning activities, and changes in decommissioning estimates. The regulatory asset is classified as long-term as amounts recovered are contributed to the NDT or the ART, which are restricted for future decommissioning costs.

Unrealized Gains (Losses) on Commodity Derivatives.  TVA enters into certain derivative contracts for natural gas that require the physical delivery of the contracted quantity of the commodity. Unrealized gains (losses) on natural gas purchase contracts, included as part of unrealized gains (losses) on commodity derivatives, relate to the mark-to-market ("MtM") valuation of natural gas purchase contracts.  During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts because these contracts no longer meet the criteria of net settlement. As a result, the associated net regulatory assets were derecognized. The natural gas purchase contracts qualify as derivative contracts but do not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of these derivative contracts as a regulatory liability or asset.  This treatment reflects TVA's ability and intent to recover the cost of these commodity contracts on a settlement basis for ratemaking purposes through the fuel cost adjustment. TVA recognizes the actual cost of fuel received under these contracts in fuel expense at the time the fuel is used to generate electricity.  These contracts expire at various times through 2024.  Unrealized gains and losses on contracts with a maturity of less than one year are included as a current regulatory asset or liability on TVA's Consolidated Balance Sheets.  See Note 16 — Risk Management Activities and Derivative Transactions.

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

Other Non-Current Regulatory Assets. Other non-current regulatory assets consist of the following:

    Deferred Lease Asset and Other Financing Obligations. For certain leases, TVA recognized the initial capital lease and other financing asset and liability at inception of the lease or other obligation. However, the annual expense recognized in rates is equal to the annual payments, which differs from GAAP treatment. This practice results in TVA's asset balances being higher than they otherwise would have been under GAAP, with the difference representing a regulatory asset related to the lease or other financing obligation. These costs will be amortized over the respective lease or other financing obligation terms as payments are made. As the costs associated with this regulatory asset are not currently being considered in rates and the asset is expected to increase over the next year, the regulatory asset has been classified as long-term.

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

11.  Variable Interest Entities

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

Impact on Consolidated Financial Statements

    The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of September 30, 2021 and 2020, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets At September 30
	2021	2020
Current liabilities
Accrued interest	$10	$10
Accounts payable and accrued liabilities	3	3
Current maturities of long-term debt of variable interest entities	43	41
Total current liabilities	56	54
Other liabilities
Other long-term liabilities	20	23
Long-term debt, net
Long-term debt of variable interest entities, net	1,006	1,048
Total liabilities	$1,082	$1,125

Interest expense of $52 million, $54 million, and $56 million related to debt of VIEs and membership interests of variable interest entity subject to mandatory redemption is included on the Consolidated Statements of Operations for the years ended September 30, 2021, 2020, and 2019, respectively.

At September 30, 2021, TVA had outstanding debt of VIEs of $1.0 billion and outstanding membership interests subject to mandatory redemption (including current portion) of $23 million issued by one of its VIEs of which it is the primary beneficiary. The following table sets forth TVA's future payments at September 30, 2021:

Maturities Due in the Year Ending September 30
	2022	2023	2024	2025	2026	Thereafter
Long-term debt of VIEs including current maturities(1)	$43	$40	$36	$37	$39	$861
Membership interests of variable interest entity subject to mandatory redemption	3	2	1	1	1	15
Note
(1) Long-term debt of VIEs does not include non-cash item of unamortized debt issue costs of $7 million.

Creditors of the VIEs do not have any recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to the VIEs other than as prescribed in the terms of the agreements related to these transactions.

12.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as for environmental remediation liabilities and liabilities under agreements related to compliance with certain environmental regulations. See Note 8 — Leases, Note 13 — Asset Retirement Obligations, and Note 16 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities At September 30
	2021	2020(1)
Interest rate swap liabilities	$1,524	$1,927
Operating lease liabilities	122	171
Currency swap liabilities	76	123
EnergyRight® financing obligation	66	78
Long-term deferred compensation	42	38
Long-term deferred revenue	42	38
Accrued long-term service agreements	29	56
Other	140	117
Total other long-term liabilities	$2,041	$2,548
Note
(1) At September 30, 2020, $38 million and $38 million previously classified as Other (a component of Other long-term liabilities) have been reclassified to Long-term deferred compensation (a component of Other long-term liabilities) and Long-term deferred revenue (a component of Other long-term liabilities), respectively, to conform with current year presentation.
Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets. At September 30, 2021 and 2020, the carrying amount of the interest rate swap liabilities reported in Accounts payable and accrued liabilities and Accrued interest was $115 million and $114 million, respectively. See Note 16 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities. As of September 30, 2021, Interest rate swap liabilities decreased $402 million as compared to September 30, 2020, primarily due to an increase in market interest rates along with net settlement payments made during the year.

Operating Lease Liabilities. TVA's operating leases consist primarily of railcars, equipment, real estate/land, and power generating facilities. At September 30, 2021 and 2020, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $40 million and $63 million, respectively. See Note 8 — Leases for more information regarding leases.

Currency Swap Liabilities. To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At September 30, 2021 and 2020, the carrying amount of the currency swap liabilities reported in Accounts payable and accrued liabilities was $7 million and $86 million, respectively. See Note 16 — Risk Management Activities and Derivative Transactions — Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

    EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2021 and 2020, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $16 million and $19 million, respectively. See Note 9 — Other Long-Term Assets for information regarding the associated loans receivable.

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

Long-Term Deferred Compensation. TVA provides compensation arrangements to engage and retain certain employees, both executive and non-executive, which are designed to provide participants with the ability to defer compensation to future periods. The current and long-term portions are reported in Accounts payable and accrued liabilities and Other long-

term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At September 30, 2021 and 2020, the current amount of deferred compensation reported in Accounts payable and accrued liabilities was $51 million and $47 million, respectively.

Long-Term Deferred Revenue. Long-term deferred revenue represents payments received that exceed services rendered resulting in the deferral of revenue. This long-term portion represents amounts that will not be recognized within the next 12 months primarily related to fiber and transmission agreements. The current and long-term portions of the deferral are reported in Accounts Payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At September 30, 2021 and 2020, the current amount of deferred revenue was $10 million and $11 million, respectively, and is included in Accounts payable and accrued liabilities.

    Accrued Long-Term Service Agreement. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on
TVA's Consolidated Balance Sheets. At September 30, 2021 and 2020, related liabilities of $28 million and $15 million, respectively, were recorded in Accounts payable and accrued liabilities.

13.  Asset Retirement Obligations

    During the year ended September 30, 2021, TVA's total ARO liability increased $217 million.

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

    TVA bases its nuclear decommissioning estimates on site-specific cost studies. These cost studies are updated for each of TVA's nuclear units at least every five years. TVA plans to complete new cost studies for its nuclear units in 2022.

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

The revisions in non-nuclear estimates increased $191 million for the year ended September 30, 2021. This increase was primarily driven by revisions of approximately $122 million to certain coal combustion residuals ("CCR") closure liabilities at Shawnee Fossil Plant ("Shawnee"), Paradise, Colbert Fossil Plant, Cumberland Fossil Plant, and Gallatin Fossil Plant ("Gallatin") resulting from revised engineering estimates for construction costs, new vendor bids, modified closure designs, and expected costs associated with post-closure care of the closed areas. CCR ARO liabilities associated with groundwater well monitoring also increased approximately $69 million due to expansion in the scope of recurring activities including measuring, modeling, and reporting. In addition, TVA's use of a new CCR landfill at Shawnee and expansion of landfill acreage used at Gallatin resulted in new obligations of $30 million and $13 million, respectively.

    The revisions in non-nuclear estimates increased $1.1 billion for the year ended September 30, 2020. In November 2019, the Tennessee Department of Environment and Conservation ("TDEC") released amendments to its regulations that govern solid waste disposal facilities, including TVA's active CCR facilities covered by a solid waste disposal permit and those which closed pursuant to a TDEC approved closure plan. Such facilities are generally subject to a 30-year post-closure care period during which the owner or operator must undertake certain activities, including monitoring and maintaining the facility. The amendments, among other things, add an additional 50-year period after the end of the post-closure care period, require TVA to submit recommendations as to what activities must be performed during this 50-year period to protect human health and the environment, and require TVA to submit revised closure plans every 10 years. This regulatory revision resulted in an increase of $129 million, of which $38 million was related to operating CCR facilities and $91 million was related to inactive or closed CCR facilities. In June 2020, based on recent project cost data and estimates, TVA revised its AROs for closure-by-removal of certain

CCR facilities at Allen Fossil Plant, resulting in an increase to AROs of $273 million. In September 2020, TVA completed an engineering review of its cost estimates to close the ash pond complex at Gallatin, resulting in an increase of $173 million due to expected cost increases for excavation, disposal, and other activities required in a closure-by-removal project. Also in September 2020, TVA completed a study of its plant decommissioning obligations and CCR post-closure care and monitoring obligations. TVA increased its plant decommissioning obligations by $19 million, primarily due to asbestos and hazardous material abatement costs. TVA increased its CCR post-closure care and monitoring AROs primarily as a result of expected cost increases to monitor groundwater and maintain CCR areas after closure as well as increases in expected acreage to maintain after closure, totaling $460 million.

    Additionally, during the years ended September 30, 2021 and 2020, both the nuclear and non-nuclear liabilities were increased by periodic accretion, partially offset by settlement projects that were conducted during these periods. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets. During 2021, 2020, and 2019, $72 million, $169 million, and $144 million, respectively, of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 10 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 17 — Fair Value Measurements — Investment Funds and Note 23 — Commitments and Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2019	$3,136	$2,480	$5,616
Settlements	(1)	(113)	(114)
Revisions in estimate	—	1,077	1,077
Accretion (recorded as regulatory asset)	143	63	206
Balance at September 30, 2020	3,278	3,507	6,785	(1)
Settlements	(11)	(231)	(242)
Revisions in estimate	12	191	203
Additional obligations	—	43	43
Accretion (recorded as regulatory asset)	149	64	213
Balance at September 30, 2021	$3,428	$3,574	$7,002	(1)
Note
(1) Includes $266 million and $345 million at September 30, 2021 and 2020, respectively, in Current liabilities.

TVA implemented revised depreciation rates during the first quarter of 2022 applicable to its completed plant as a result of the completion of a new depreciation study. The study includes a decline in the service life estimates of TVA’s coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. As a result of the accelerated retirements reflected in the depreciation study, TVA performed an assessment of the assumptions used in the timing of cash flows related to its non-nuclear AROs. Based on the assessment, TVA identified changes to its projections of timing of certain asset retirement processes, that will be recorded in 2022.

14.  Debt and Other Obligations

General

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion at any time.  At September 30, 2021, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities between one year and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes are both issued pursuant to Section 15d of the TVA Act and pursuant to the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the "Basic Resolution").  Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds.

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

The TVA Act and the Basic Resolution each contain two bond tests: the rate test and the bondholder protection test.  Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for, among other things, debt service on outstanding Bonds.  As of September 30, 2021, TVA was in compliance with the rate test. See Note 1 — Summary of Significant Accounting Policies — General.  Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of (1) the depreciation accruals and other charges representing the amortization of capital expenditures and (2) the net proceeds from any disposition of power facilities for either the reduction of its capital obligations (including Bonds and the Power Program Appropriation Investment) or investment in power assets. TVA met the bondholder protection test for the five-year period ended September 30, 2020, and must next meet the bondholder protection test for the five-year period ending September 30, 2025.

Secured Debt of VIEs

On August 9, 2013, SCCG issued secured notes totaling $360 million that bear interest at a rate of 3.846 percent. The SCCG notes require amortizing semi-annual payments on each February 15 and August 15, and mature on August 15, 2033. Also on August 9, 2013, SCCG issued $40 million of membership interests subject to mandatory redemption. The proceeds from the secured notes issuance and the issuance of the membership interests were paid to TVA in accordance with the terms of the Southaven head lease. See Note 11 — Variable Interest Entities — Southaven VIE. TVA used the proceeds from the transaction primarily to fund the acquisition of the Southaven CCF from SSSL.

On January 17, 2012, JSCCG issued secured notes totaling $900 million in aggregate principal amount that bear interest at a rate of 4.626 percent. Also on January 17, 2012, Holdco issued secured notes totaling $100 million that bear interest at a rate of 7.1 percent. The JSCCG notes and the Holdco notes require amortizing semi-annual payments on each January 15 and July 15, and mature on January 15, 2042. The Holdco notes require a $10 million balloon payment upon maturity. See Note 11 — Variable Interest Entities — John Sevier VIEs. TVA used the proceeds from the transaction to meet its requirements under the TVA Act.

Secured debt of VIEs, including current maturities, outstanding at September 30, 2021 and 2020 totaled $1.0 billion and $1.1 billion, respectively.

Secured Notes

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

Short-Term Debt

    The following table provides information regarding TVA's short-term borrowings:

Short-term Borrowings At September 30
	2021	2020	2019
Gross amount outstanding - discount notes	$780	$57	$922

Weighted average interest rate - discount notes	0.03%	0.06%	2.15%

Put Options

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

The coupon rate for the 1998 Series D PARRS, which mature in June 2028, has been reset eight times, from an initial rate of 6.750 percent to the current rate of 2.134 percent.  In connection with these resets, $318 million of the Bonds have been redeemed; therefore, $256 million of the Bonds were outstanding at September 30, 2021.  The coupon rate for the 1999 Series A PARRS, which mature in May 2029, has been reset seven times, from an initial rate of 6.50 percent to the current rate of 2.216 percent.  In connection with these resets, $316 million of the Bonds have been redeemed; therefore, $208 million of the Bonds were outstanding at September 30, 2021.

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

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the years ended September 30, 2021 and 2020.

Debt Securities Activity For the years ended September 30
	2021	2020
Issues
2020 Series A(1)	$—	$1,000
2021 Series A(2)	500	—
Discount on debt issues	—	(3)
Total	$500	$997

Redemptions/Maturities(3)
electronotes®	$—	$219
2009 Series B	29	28
2018 Series A	—	1,000
1999 Series A PARRS (TVE)	—	23
1998 Series D PARRS (TVC)	—	17
1995 Series B	—	140
2011 Series A	1,500	—
1998 Series H	331	—
Total redemptions/maturities of power bonds	1,860	1,427
Notes payable	—	23
Variable interest entities	41	39
Total	$1,901	$1,489
Notes
(1) The 2020 Series A Bonds were issued at 99.706 percent of par.
(2) The 2021 Series A Bonds were issued at 99.982 percent of par.
(3) All redemptions were at 100 percent of par.

Debt Outstanding

    Total debt outstanding at September 30, 2021 and 2020, consisted of the following:

Short-Term Debt At September 30
CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2021	2020
Short-term debt, net of discounts				$780	$57
Current maturities of long-term debt of VIEs issued at par				43	41
Current maturities of notes payable				—	—
Current maturities of power bonds issued at par
880591EN8	8/15/2022		1.875%	1,000	—
880591EF5	12/15/2021		3.770%	1	1
880591EF5	6/15/2022		3.770%	27	28
880591EL2	2/15/2021		3.875%	—	1,500
880591DC3	6/7/2021		5.805%	—	258	(1)
Total current maturities of power bonds issued at par				1,028	1,787
Total current debt outstanding, net				$1,851	$1,885
Note
(1) Includes net exchange gain from currency transactions of $73 million at September 30, 2020.

Long-Term Debt At September 30
CUSIP or Other Identifier	Maturity	Coupon Rate		Effective Call Date	2021 Par		2020 Par		Stock Exchange Listings
880591EN8	8/15/2022	1.875%			$—		$1,000		New York
880591ER9	9/15/2024	2.875%			1,000		1,000		New York
880591EW8	5/15/2025	0.750%			1,000		1,000		New York
880591CJ9	11/1/2025	6.750%			1,350		1,350		New York, Hong Kong, Luxembourg, Singapore
880591EU2	2/1/2027	2.875%			1,000		1,000		New York
880591300(3)	6/1/2028	2.134%			256		256		New York
880591409(3)	5/1/2029	2.216%			208		208		New York
880591DM1	5/1/2030	7.125%			1,000		1,000		New York, Luxembourg
880591EX6	9/15/2031	1.500%			500		—		New York
880591DP4	6/7/2032	6.587%	(2)		337	(1)	323	(1)	New York, Luxembourg
880591DV1	7/15/2033	4.700%			472		472		New York, Luxembourg
880591EF5	6/15/2034	3.770%			190		218		None
880591DX7	6/15/2035	4.650%			436		436		New York
880591CK6	4/1/2036	5.980%			121		121		New York
880591CS9	4/1/2036	5.880%			1,500		1,500		New York
880591CP5	1/15/2038	6.150%			1,000		1,000		New York
880591ED0	6/15/2038	5.500%			500		500		New York
880591EH1	9/15/2039	5.250%			2,000		2,000		New York
880591EP3	12/15/2042	3.500%			1,000		1,000		New York
880591DU3	6/7/2043	4.962%	(2)		202	(1)	194	(1)	New York, Luxembourg
880591EB4	1/15/2048	4.875%			500		500		New York, Luxembourg
880591DZ2	4/1/2056	5.375%			1,000		1,000		New York
880591EJ7	9/15/2060	4.625%			1,000		1,000		New York
880591ES7	9/15/2065	4.250%			1,000		1,000		New York
Subtotal					17,572		18,078
Unamortized discounts, premiums, issue costs, and other					(115)		(122)
Total long-term outstanding power bonds, net					17,457		17,956
Long-term debt of VIEs, net					1,006		1,048
Total long-term debt, net					$18,463		$19,004
Notes
(1)  Includes net exchange gain from currency transactions of $58 million and $80 million at September 30, 2021 and 2020, respectively.
(2)  The coupon rate represents TVA's effective interest rate.
(3)  TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions.  See Put and Call Options above.

Maturities Due in the Year Ending September 30
	2022	2023	2024	2025	2026	Thereafter	Total
Long-term power bonds including current maturities(1)	$1,028	$29	$1,022	$1,022	$1,370	$14,187	$18,658
Short-term debt, net of discounts	780	—	—	—	—	—	780

Note
(1) Long-term power bonds does not include non-cash items of foreign currency exchange gain of $58 million, unamortized debt issue costs of $43 million, and net discount on sale of Bonds of $72 million.

Credit Facility Agreements

TVA has funding available under four long-term revolving credit facilities totaling approximately $2.7 billion: a $1.0 billion credit facility that matures on September 28, 2023, a $150 million credit facility that matures on February 9, 2024, a $500 million credit facility that matures on February 1, 2025, and a $1.0 billion credit facility that matures on September 21, 2026. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At September 30, 2021 and 2020, there were approximately $1.2 billion of letters of credit outstanding under these facilities, and there were no borrowings outstanding. See Note 16 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At September 30, 2021
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
September 2023	$1,000	$328	$—	$672
February 2024	150	38	—	112
February 2025	500	500	—	—
September 2026	1,000	301	—	699
Total	$2,650	$1,167	$—	$1,483

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2022 with a maturity date of September 30, 2022. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at September 30, 2021. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

Lease/Leasebacks

    TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking CTs as well as certain qualified technological equipment and software ("QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. On September 30, 2021 and 2020, the outstanding leaseback obligations related to the remaining CTs and QTE were $25 million and $223 million, respectively. In May 2020, TVA made final rent payments under lease/leaseback transactions involving eight CTs, and TVA had previously acquired the equity interest related to these transactions. Rent payments under the remaining CT lease/leaseback transactions are scheduled to be made through January 2022. TVA does have the option to acquire the equity interests related to transactions involving the remaining eight CTs for additional amounts. In addition, on October 30, 2019, TVA provided notice of its intent to purchase the ownership interest in certain QTE. Repurchase payments are being made through a series of installments in 2021 and 2022, after which the associated leases will be terminated.

15.  Accumulated Other Comprehensive Income (Loss)

    AOCI represents market valuation adjustments related to TVA's currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA's portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt and any related accrued interest in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. For the years ended September 30, 2021 and 2020, TVA reclassified $97 million and $38 million of gains, respectively, related to its cash flow hedges from AOCI to Interest expense. See Note 16 — Risk Management Activities and Derivative Transactions.

    TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. As such, certain items that would generally be reported in AOCI or that would impact the statements of operations are recorded as regulatory assets or regulatory liabilities. See Note 10 — Regulatory Assets and Liabilities for a schedule of regulatory assets and liabilities.  See Note 16 — Risk Management Activities and Derivative Transactions for a discussion of the recognition in AOCI of gains and losses associated with certain derivative instruments. See Note 17 — Fair Value Measurements for a discussion of the recognition of certain investment fund gains and losses as regulatory assets and liabilities.  See Note 22 — Benefit Plans for a discussion of the regulatory accounting related to components of TVA's benefit plans.

16.  Risk Management Activities and Derivative Transactions

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

In 2014, TVA suspended its Financial Trading Program. In anticipation of lifting the suspension in 2022, the TVA Board, in November 2021, approved the elimination of the Value at Risk aggregate transaction limit for the Financial Hedging Program (formerly, the Financial Trading Program) and authorized the use of tolerances and measures that will be reviewed annually by the TVA Board. The tolerances will address counterparty exposure, liquidity risk, and reduction in fuel cost volatility. In addition, the TVA Board approved certain administrative changes to the Financial Hedging Program.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Amount of Mark-to-Market Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)
For the years ended September 30

Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2021	2020
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$126	$(1)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
For the years ended September 30

Derivatives in Cash Flow Hedging Relationship	2021	2020
Currency swaps	$97	$38
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $25 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) For the years ended September 30

Derivative Type	Objective of Derivative(2)	Accounting for Derivative Instrument	2021	2020
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(115)	$(97)

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses due to contract settlements are recognized in Fuel expense as incurred	—	(1)
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the years ended September 30, 2021 and 2020.
(2) During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts.

Fair Values of TVA Derivatives At September 30
	2021		2020
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling(1)	$—	$—	$(78)	Accounts payable and accrued liabilities $(78)
£250 million Sterling	(36)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(32)	(63)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(58)
£150 million Sterling	(47)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(44)	(68)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(65)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(1,182)	Accounts payable and accrued liabilities $(44); Accrued interest $(37); Other long-term liabilities $(1,101)	$(1,449)	Accounts payable and accrued liabilities $(43); Accrued interest $(37); Other long-term liabilities $(1,369)
$476 million notional	(455)	Accounts payable and accrued liabilities $(22); Accrued interest $(10); Other long-term liabilities $(423)	(588)	Accounts payable and accrued liabilities $(22); Accrued interest $(10); Other long-term liabilities $(556)
$42 million notional(2)	(2)	Accounts payable and accrued liabilities $(1); Accrued interest $(1)	(4)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(2)
Commodity contract derivatives	247	Other current assets $210; Other long-term assets $40; Accounts payable and accrued liabilities $(3)	46	Other current assets $26; Other long-term assets $23; Accounts payable and accrued liabilities $(3)
Notes
(1) On June 7, 2021, the 1998 Series H Sterling Global bond matured, and the final payment was made on the related currency swap.
(2) Represents two interest rate swaps with notional amounts of $28 million and $14 million.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding at September 30, 2021:

Currency Swaps Outstanding
Effective Date of Currency Swap Contract	Associated TVA Bond Issues Currency Exposure	Expiration Date of Swap	Overall Effective Cost to TVA
2001	£250 million	2032	6.59%
2003	£150 million	2043	4.96%

When the dollar strengthens against the British pound sterling, the exchange gain on the Bond liability and related accrued interest is offset by an equal amount of loss on the swap contract that is reclassified out of AOCI.  Conversely, the exchange loss on the Bond liability and related accrued interest is offset by an equal amount of gain on the swap contract that is reclassified out of AOCI.  All such exchange gains or losses on the Bond liability and related accrued interest are included in Long-term debt, net and Accrued interest, respectively.  The offsetting exchange losses or gains on the swap contracts are recognized in AOCI.  If any gain (loss) were to be incurred as a result of the early termination of the foreign currency swap contract, the resulting income (expense) would be amortized over the remaining life of the associated Bond as a component of Interest expense. The values of the currency swap liabilities are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the MtM gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the years ended September 30, 2021 and 2020, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized gains of $402 million and unrealized losses of $272 million, respectively.  TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market natural gas contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At September 30, 2021, TVA's natural gas contract derivatives had terms of up to three years.

Commodity Contract Derivatives At September 30
	2021			2020
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Natural gas contract derivatives	40	263 million mmBtu	$247	42	302 million mmBtu	$46

Offsetting of Derivative Assets and Liabilities

    The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At September 30, 2021	At September 30, 2020
Assets
Commodity derivatives not subject to master netting or similar arrangement	$250	$49

Liabilities
Currency swaps(2)	$83	$209
Interest rate swaps(2)	1,639	2,041
Total derivatives subject to master netting or similar arrangement	1,722	2,250
Commodity derivatives not subject to master netting or similar arrangement	3	3
Total liabilities	$1,725	$2,253
Notes
(1) Offsetting amounts primarily include counterparty netting of derivative contracts, margin account deposits for futures commission merchants transactions, and cash collateral received or paid in accordance with the accounting guidance for derivatives and hedging transactions. There were no material offsetting amounts on TVA's Consolidated Balance Sheets at either September 30, 2021 or 2020.
(2) Letters of credit of approximately $1.2 billion and $1.5 billion were posted as collateral at September 30, 2021 and 2020, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the NDT, ART, SERP, and DCP.  See Note 17 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments.  The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.   At September 30, 2021 and 2020, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $2 million and $13 million at September 30, 2021 and 2020, respectively.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At September 30, 2021, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.7 billion.  TVA's collateral obligations at September 30, 2021, under these arrangements were approximately $1.1 billion, for which TVA had posted approximately $1.2 billion in letters of credit.  These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.5 billion and $1.4 billion of receivables from power sales outstanding at September 30, 2021 and 2020, respectively, nearly all counterparties were rated investment grade. The obligations of customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 3 — Accounts Receivable, Net, and Note 9 — Other Long-Term Assets.
TVA had revenue from two LPCs that collectively accounted for 17 percent of total operating revenues for both the years ended September 30, 2021 and 2020.

Suppliers.  TVA assesses potential supplier performance risks, including procurement of fuel, parts, and services. If suppliers are unable to perform under TVA's existing contracts or if TVA is unable to obtain similar services from other vendors, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract. In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power. TVA has seen an increase in supplier impacts as a result of COVID-19, such as delays and price fluctuations, but has been able to manage these impacts through existing contracts and increased lead times and communications with suppliers; therefore, TVA has not experienced significant business disruptions at this time.

Natural Gas. TVA purchases its natural gas requirements from a variety of suppliers and delivers to its gas fleet under firm and non-firm transportation contracts on multiple interstate natural gas pipelines. TVA contracts for storage capacity that allows for operational flexibility and increased supply during peak gas demand scenarios or supply disruptions. TVA also maintains on-site, fuel oil backup to operate at a majority of the combustion turbine sites in the event of major supply disruptions. In the event of nonperformance by suppliers, TVA believes that it can obtain replacement natural gas.

    Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at September 30, 2021. The contracted supply of coal is sourced from multiple geographic regions of the U.S. and is to be delivered via various transportation methods (e.g., barge, rail, and truck). As a result of emerging technologies, environmental regulations, and lower gas prices on average over the past few years, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies, restructuring, mine closures, or other scenarios. A continued decline in demand for coal could result in further consolidations, additional bankruptcies, restructuring, mine closures, or other scenarios. Current market conditions indicate limited availability of spot market coal due to increased exports, utility demand, and mine capacity capability.

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

    Purchased Power. TVA acquires power from a variety of power producers through long-term and short-term PPAs as well as through spot market purchases. In order to meet customer preferences and requirements for cleaner and greener energy, TVA has entered into certain PPAs with renewable resource providers. TVA also has a PPA that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant. TVA has determined that the supplier has the equivalent of a non-investment grade credit rating; therefore, the supplier has provided credit assurance to TVA under the terms of the agreement.

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

Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur substantial costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the qualified pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At

September 30, 2021, all of TVA's currency swaps and interest rate swaps as well as all of the derivatives in the NDT and ART were with banking counterparties whose Moody's credit ratings were A2 or higher.

TVA classifies qualified forward natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At September 30, 2021, the natural gas contracts were with counterparties whose ratings ranged from B1 to Aa2. TVA recognizes the slowdown in demand and the impacts on the oil and gas industry as a result of the COVID-19 pandemic. TVA will continue to monitor the impacts and affected credit ratings and enforce contract performance assurance provisions when applicable.

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

Investment Funds

    At September 30, 2021, Investment funds were comprised of $4.1 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $2.8 billion and $1.1 billion, respectively, at September 30, 2021.

TVA established a SERP to provide benefits to selected employees of TVA that are comparable to those provided by competing organizations. The DCP is designed to provide participants with the ability to defer compensation to future periods. The NDT, ART, SERP, and DCP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity and debt market performance.

The NDT, ART, SERP, and DCP are composed of multiple types of investments and are managed by external institutional investment managers. Most U.S. and international equities, U.S. Treasury inflation-protected securities ("TIPS"), real estate investment trust securities, and cash securities and certain derivative instruments are measured based on quoted exchange prices in active markets and are classified as Level 1 valuations. Fixed-income investments, high-yield fixed-income investments, currencies, and most derivative instruments are non-exchange traded and are classified as Level 2 valuations. These measurements are based on market and income approaches with observable market inputs.

    Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $221 million, private real assets of $96 million, and private credit of $44 million at September 30, 2021. The ART had unfunded commitments related to limited partnerships in private equity of $123 million, private real assets of $65 million, and private credit of $21 million at September 30, 2021. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

Commingled funds represent investment funds comprising multiple individual financial instruments. The commingled funds held by the NDT, ART, SERP, and DCP consist of either a single class of securities, such as equity, debt, or foreign currency securities, or multiple classes of securities. All underlying positions in these commingled funds are either exchange traded or measured using observable inputs for similar instruments. The fair value of commingled funds is based on NAV per fund share (the unit of account), derived from the prices of the underlying securities in the funds. These commingled funds can be redeemed at the measurement date NAV and are classified as Commingled funds measured at NAV in the fair value hierarchy.

     Realized and unrealized gains and losses on equity and trading debt securities are recognized in current earnings and are based on average cost. The gains and losses of the NDT and ART are subsequently reclassified to a regulatory asset or liability account in accordance with TVA's regulatory accounting policy. See Note 1 — Summary of Significant Accounting Policies — Cost-Based Regulation and Note 10 — Regulatory Assets and Liabilities. TVA recorded unrealized gains and losses related to its equity and trading debt securities held during each period as follows:

Unrealized Investment Gains (Losses) At or for the years ended September 30
Fund	Financial Statement Presentation	2021	2020
NDT	Regulatory asset	$279	$37
ART	Regulatory asset	145	32
SERP	Other income (expense)	7	3
DCP	Other income (expense)	1	2

Currency and Interest Rate Swap Derivatives

See Note 16 — Risk Management Activities and Derivative Transactions — Cash Flow Hedging Strategy for Currency Swaps and Derivatives Not Receiving Hedge Accounting Treatment for a discussion of the nature, purpose, and contingent features of TVA's currency swaps and interest rate swaps. These swaps are classified as Level 2 valuations and are valued based on income approaches using observable market inputs for similar instruments.

Commodity Contract Derivatives

See Note 16 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment. Most of these contracts are valued based on market approaches which utilize short-term and mid-term market-quoted prices from an external industry brokerage service.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1984 to CY 2020) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2021.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2021 and 2020. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$634	$—	$—	$634
Government debt securities(1)	573	24	—	597
Corporate debt securities(2)	—	411	—	411
Mortgage and asset-backed securities	—	63	—	63
Institutional mutual funds	225	—	—	225
Forward debt securities contracts	—	2	—	2
Private equity funds measured at net asset value(3)	—	—	—	357
Private real asset funds measured at net asset value(3)	—	—	—	272
Private credit measured at net asset value(3)	—	—	—	71
Commingled funds measured at net asset value(3)	—	—	—	1,421
Total investments	1,432	500	—	4,053
Commodity contract derivatives	—	250	—	250
Total	$1,432	$750	$—	$4,303

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(4)	$—	$83	$—	$83
Interest rate swaps	—	1,639	—	1,639
Commodity contract derivatives	—	3	—	3
Total	$—	$1,725	$—	$1,725
Notes
(1) Includes government-sponsored entities, including $573 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
(2) Includes both U.S. and foreign debt.
(3) Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheets.
(4) TVA records currency swaps net of cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 16 — Risk Management Activities and Derivative Transactions — Offsetting of Derivative Assets and Liabilities.

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
(3) Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheets.
(4) TVA records currency swaps net of cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 16 — Risk Management Activities and Derivative Transactions — Offsetting of Derivative Assets and Liabilities.

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
Note
(1) During the fourth quarter of 2020, TVA discontinued derivative accounting for forward coal contracts. Therefore, the fair value measurement using significant unobservable inputs was zero at September 30, 2020, and September 30, 2021.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at September 30, 2021 and 2020, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at September 30, 2021 and 2020, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At September 30, 2021		At September 30, 2020
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$72	$71	$87	$86

Loans and other long-term receivables, net (including current portion)	Level 2	99	94	105	93

EnergyRight® financing obligations (including current portion)	Level 2	82	92	97	108

Unfunded loan commitments	Level 2	—	3	—	2

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	23	30	26	35

Long-term outstanding power bonds, net (including current maturities)	Level 2	18,485	24,309	19,743	26,630

Long-term debt of VIEs, net (including current maturities)	Level 2	1,049	1,307	1,089	1,419

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

LPC sales
Approximately 92 percent of TVA's revenue from sales of electricity for the year ended September 30, 2021 was to LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

The amount of revenue is based on contractual prices approved by the TVA Board. Customers are invoiced monthly for power delivered as measured by meters located at the delivery points. The net transaction price is offset by certain credits available to customers that are known at the time of billing. Credits are designed to achieve objectives of the TVA Act and include items such as hydro preference credits for residential customers of LPCs, economic development credits to promote growth in the Tennessee Valley, wholesale bill credits to maintain long-term partnerships with LPCs, pandemic credits created to support LPCs and strengthen the public power response to the COVID-19 pandemic, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. Payments are typically due within approximately one month of invoice issuance.

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

The amount of revenue is based on contractual prices approved by the TVA Board. Customers are invoiced monthly for power delivered as measured by meters located at the delivery points. The net transaction price is offset by certain credits available to customers that are known at the time of billing. Examples of credits include items such as economic development credits to promote growth in the Tennessee Valley, pandemic credits created to support directly served customers in response to the COVID-19 pandemic, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. Payments are typically due within approximately one month of invoice issuance.

Other Revenue

Other revenue consists primarily of wheeling and network transmission charges, sales of excess steam that is a by-product of power production, delivery point charges for interconnection points between TVA and the customer, and certain other ancillary goods or services.

Disaggregated Revenues

During 2021, revenues generated from TVA's electricity sales were $10.4 billion and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for each of the last three years are detailed in the table below:

Operating Revenues By State For the years ended September 30 (in millions)
	2021	2020	2019
Alabama	$1,508	$1,439	$1,593
Georgia	254	249	270
Kentucky	655	624	691
Mississippi	984	941	1,063
North Carolina	66	65	74
Tennessee	6,841	6,740	7,419
Virginia	42	42	45
Subtotal	10,350	10,100	11,155
Off-system sales	7	4	4
Revenue from sales of electricity	10,357	10,104	11,159
Other revenue	146	145	159
Total operating revenues	$10,503	$10,249	$11,318

    TVA's operating revenues by customer type for each of the last three years are detailed in the table below:

Operating Revenues by Customer Type For the years ended September 30 (in millions)
	2021	2020	2019
Revenue from sales of electricity
Local power companies	$9,534	$9,406	$10,351
Industries directly served	707	588	686
Federal agencies and other	116	110	122
Revenue from sales of electricity	10,357	10,104	11,159
Other revenue	146	145	159
Total operating revenues	$10,503	$10,249	$11,318

    TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the long-term Partnership Agreement were $189 million, $163 million, and $14 million, respectively, for the years ended September 30, 2021, 2020, and 2019. In June 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate or purchase up to approximately five percent of average total hourly energy sales over 2015 - 2019 in order to meet their individual customers' needs. As of November 12, 2021, 145 LPCs had signed the 20-year Partnership Agreement with TVA, and 74 LPCs had signed a Flexibility Agreement.

In August 2020, the TVA Board approved a Pandemic Relief Credit that was effective for 2021. The 2.5 percent monthly base rate credit, which totaled $221 million for 2021, applied to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers through September 2021. In August 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which will be effective for 2022. The credit, expected to approximate $220 million, will also apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. In November 2021, the TVA Board approved a 1.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit, to be effective for 2023. The 2023 credit is expected to approximate $133 million, and it will be administered in a manner similar to the Pandemic Recovery Credit.

    The number of LPCs by contract arrangement, the revenues derived from such arrangements for 2021, and the percentage those revenues comprised of TVA's total operating revenues for 2021, are summarized in the table below:

TVA Local Power Company Contracts At or for the year ended September 30, 2021
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	145	$7,987	76.0%
5-year termination notice	8	1,547	14.7%
Total	153	$9,534	90.7%
Note
(1) Ordinarily, the LPCs and TVA have the same termination notice period; however, in a contract with one of the LPCs with a five-year termination notice, TVA has a 10-year termination notice (which becomes a five-year termination notice if TVA loses its discretionary wholesale rate-setting authority). Certain LPCs have five-year termination notices or a shorter period if any act of Congress, court decision, or regulatory change requires or permits that election.

    TVA's two largest LPCs — MLGW and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively.  Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues in 2021, 2020, and 2019. Certain LPCs, including MLGW, are evaluating options for future energy choices. In addition, in January 2021, four LPCs filed a complaint and petition with the Federal Energy Regulatory Commission ("FERC") asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. In August 2021, one of the LPCs notified FERC of its withdrawal from the complaint and petition. The remaining three LPCs account for three percent of TVA's total operating revenues for the year ended September 30, 2021. See Note 23 — Commitments and Contingencies — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment for updates to this legal proceeding.

Contract Balances

    Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA does not have any material contract assets at September 30, 2021.

    Contract liabilities represent an entity's obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation. See Economic Development Incentives below.

    Economic Development Incentives. Under certain economic development programs TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $315 million, $318 million, and $310 million for 2021, 2020, and 2019, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At September 30, 2021 and 2020, the outstanding unpaid incentives were $176 million and $172 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements. In May 2020, TVA established flexibility provisions to support the continued operations and recovery of participating customers experiencing financial and operational hardships as a result of the COVID-19 pandemic and corresponding economic downturn. These provisions were made available through the December 2020 application period, which provided flexibility to customers through 2021. The provisions did not have a material impact to TVA.

19. Proprietary Capital

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

The table below summarizes TVA's activities related to appropriated funds and retained earnings.

Summary of Proprietary Capital Activity At or for the years ended September 30
	2021		2020
	Power Program	Nonpower Programs	Power Program	Nonpower Programs
Appropriation Investment	$258	$4,351	$258	$4,351
Proprietary Capital
Balance at beginning of year	12,177	(3,803)	10,823	(3,795)
Net income (loss) for year	1,520	(8)	1,360	(8)
Return on power program appropriation investment	(4)	—	(6)	—
Implementation of new accounting standard(1)	(4)	—	—	—
Balance at end of year	13,689	(3,811)	12,177	(3,803)
Net proprietary capital at September 30	$13,947	$540	$12,435	$548
Note
(1) See Note 2 — Impact of New Accounting Standards and Interpretations.

Payments to the U.S. Treasury

TVA paid the U.S. Treasury $4 million, $6 million, and $6 million in 2021, 2020, and 2019, respectively, as a return on the Power Program Appropriation Investment.  The amount of the return on the Power Program Appropriation Investment is based on the Power Program Appropriation Investment balance at the beginning of that year and the computed average interest rate payable by the U.S. Treasury on its total marketable public obligations at the same date.  The interest rates payable by TVA on the Power Program Appropriation Investment were 1.64 percent, 2.44 percent, and 2.37 percent for 2021, 2020, and 2019, respectively.

Accumulated Other Comprehensive Income (Loss)

The items included in AOCI consist of market valuation adjustments for certain derivative instruments.  See Note 16 — Risk Management Activities and Derivative Transactions.

TVA records exchange rate gains and losses on debt and related accrued interest in net income and marks its currency swap assets and liabilities to market through OCI.  TVA recognized unrealized gains (losses) of $126 million and $(1) million in 2021 and 2020, respectively, into AOCI on the MtM of currency swaps. TVA then reclassified an amount out of AOCI into net income, offsetting the gain/loss from recording the exchange gain/loss on the debt and related accrued interest.  The amounts reclassified from OCI into net income resulted in increases (decreases) to net income of $97 million, $38 million, and $(45) million in 2021, 2020, and 2019, respectively.  These reclassifications, coupled with the recording of the exchange gain/loss on the debt and related accrued interest, did not have an impact on net income in 2021, 2020, and 2019.  Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $25 million of gains from AOCI to interest expense within the next 12 months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt and related accrued interest.

20.  Other Income (Expense), Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income (Expense), Net For the years ended September 30
	2021	2020	2019
Bellefonte	$(28)	$—	$21
Interest income	12	18	25
External services	13	12	13
Gains (losses) on investments	16	9	3
Miscellaneous	—	(3)	—
Total other income (expense), net	$13	$36	$62

During 2021, TVA made a $28 million court directed payment related to the sale of Bellefonte. In 2019, the purchaser, Nuclear Development, LLC ("Nuclear Development"), failed to fulfill the requirements of the sales contract with respect to obtaining NRC approval of the transfer of required nuclear licenses and payment of the remainder of the selling price before the November 30, 2018 closing date. In August 2021, the court found that, under the contract's termination provision, Nuclear Development was entitled to have TVA return Nuclear Development's down payment and its payment of compensated costs, along with prejudgment interest, which was fully paid in 2021. See Note 23 — Commitments and Contingencies — Legal Proceedings — Case Involving Bellefonte Nuclear Plant for a discussion of the lawsuit filed by Nuclear Development.

21. Supplemental Cash Flow Information

    Interest paid was $1.1 billion, $1.1 billion, and $1.2 billion for 2021, 2020, and 2019, respectively. These amounts differ from interest expense in certain years due to the timing of payments. There was no interest capitalized in 2021, 2020, or 2019.

    Construction in progress and Nuclear fuel expenditures included in Accounts payable and accrued liabilities at September 30, 2021, 2020, and 2019 were $637 million, $398 million, and $324 million, respectively, and are excluded from the Statements of Consolidated Cash Flows for the years ended September 30, 2021, 2020, and 2019 as non-cash investing activities.

    Excluded from the Statements of Consolidated Cash Flows for the year ended September 30, 2021, were non-cash investing and financing activities of $233 million related primarily to an increase in lease assets and liabilities incurred for a finance lease that was amended in March 2021. Excluded from the Statement of Consolidated Cash Flows for the years ended September 30, 2020 and 2019, as non-cash financing activities were $394 million related to lease obligations incurred primarily in connection with a PPA and $10 million related to lease obligations incurred for leased equipment, respectively. See Note 8 — Leases for further information regarding TVA's finance leases. Also excluded from the Statement of Consolidated Cash Flows for the year ended September 30, 2020, were $80 million and $73 million as non-cash financing and investing activities, respectively, due to derecognition of the Paradise pipeline financing obligation and asset.

    Cash flows from swap contracts that are accounted for as hedges are classified in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

22.  Benefit Plans

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

    401(k) Plan. Under the 401(k) plan, the non-elective and matching contributions TVA makes to participant accounts depends on the employee's hire date, years of service, and individual elections. Non-elective employer contributions for eligible participants range from three percent to six percent and matching employer contributions range from 1.5 percent to six percent. TVA recognized 401(k) contribution costs of $92 million, $88 million, and $84 million during 2021, 2020, and 2019, respectively. The 2022 plan contribution costs are estimated to be approximately $97 million.

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

Other Post-Employment Benefits.  TVA employees injured in work-related incidents are covered by the workers' compensation program for federal employees administered through the Department of Labor by the Office of Workers' Compensation Programs in accordance with the provisions of FECA.  FECA provides compensation and medical benefits to federal employees for permanent and temporary disability due to employment-related injury or disease.

Accounting Mechanisms

Regulatory Accounting.  TVA has classified all amounts related to unrecognized prior service costs/(credits), net actuarial gains or losses, and the funded status as regulatory assets or liabilities as such amounts are probable of collection in future rates. Additionally, TVA recognizes pension costs as regulatory assets or regulatory liabilities to the extent that the amount calculated under U.S. GAAP as pension expense differs from the amount TVA contributes to the pension plan as pension plan contributions. As a result of plan design changes, future contributions are expected to exceed the expense calculated under U.S. GAAP. Accordingly, TVA will discontinue this regulatory accounting practice once all such deferred costs have been recovered, at which time it will recognize pension costs in accordance with U.S. GAAP.

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

Amortization of Prior Service Cost/(Credit). Amortization of net prior service cost/(credit) resulting from a plan change is included as a component of period expense in the year first recognized and every year thereafter until it is fully amortized.  The increase or decrease in the benefit obligation due to the plan change is amortized over the average remaining service period of participating employees expected to receive benefits under the plan. The pension and post-retirement plans currently have prior service costs/(credits) from plan changes made in 2009, 2016, 2018, 2019, and 2020 with remaining amortization periods ranging from one to eight years. However, when a plan change reduces the benefit obligation, existing positive prior service costs are reduced or eliminated starting with the earliest established before a new prior service credit base is established.

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

The changes in plan obligations, assets, and funded status for the years ended September 30, 2021 and 2020, were as follows:

Obligations and Funded Status For the years ended September 30
911,000,000	Pension Benefits		Other Post-Retirement Benefits
	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$13,675	$13,312	$544	$499
Service cost	57	55	18	16
Interest cost	368	415	16	16
Plan participants' contributions	5	6	—	—
Collections(1)	—	—	17	20
Actuarial (gain) loss	(25)	614	(53)	39
Plan change	—	2	—	—
Net transfers (to) from variable fund/401(k) plan	2	2	—	—
Expenses paid	(6)	(5)	—	—
Benefits paid	(728)	(726)	(44)	(46)
Benefit obligation at end of year	13,348	13,675	498	544

Change in plan assets
Fair value of net plan assets at beginning of year	7,959	7,980	—	—
Actual return on plan assets	1,572	397	—	—
Plan participants' contributions	5	6	—	—
Collections(1)	—	—	17	20
Net transfers (to) from variable fund/401(k) plan	2	2	—	—
Employer contributions	306	305	27	26
Expenses paid	(6)	(5)	—	—
Benefits paid	(728)	(726)	(44)	(46)
Fair value of net plan assets at end of year	9,110	7,959	—	—
Funded status	$(4,238)	$(5,716)	$(498)	$(544)
Note
(1) Collections include retiree contributions as well as provider discounts and rebates.
    For 2021, the $25 million pension benefit obligation actuarial gain is primarily due to the increase in the discount rate from 2.75 percent to 2.90 percent, which decreased the liability by $248 million. This gain was partially offset by $104 million of actuarial losses due to demographic and plan experience, and an actuarial loss of $91 million due to higher COLA and higher interest crediting rates than previously assumed for CY 2022, and a $28 million actuarial loss due to updating to the latest mortality improvement scale.

For 2020, the $614 million pension benefit obligation actuarial loss is primarily due to the decrease in the discount rate from 3.20 percent to 2.75 percent, which increased the liability by $714 million. In addition, TVA recognized $74 million of actuarial losses due to demographic and plan experience, and an actuarial loss of $32 million due to the assumption change of elections for lump sum payments based upon an updated actuarial study. These actuarial losses were partially offset by a $137 million gain due to mortality assumption changes and a $69 million gain due to a lower COLA than previously assumed. The 2020 plan change of $2 million was due to the plan change in the interest rate and mortality basis used to determine SERP retirement payments.

The other post-retirement actuarial gain for 2021 decreased the benefit obligation by $53 million. TVA recognized a $47 million actuarial gain primarily due to lower per capita claims costs than previously assumed net of the loss from the change in the pre-Medicare eligible per capita contributions trend rate assumption. In addition, TVA recognized a $7 million gain due to demographic and plan experience, partially offset by a $1 million loss due to updating to the latest mortality improvement scale.

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

Amounts related to these benefit plans recognized on TVA's Consolidated Balance Sheets consist of regulatory assets and liabilities that have not been recognized as components of net periodic benefit cost at September 30, 2021 and 2020, and the funded status of TVA's benefit plans, which are included in Accounts payable and accrued liabilities and Post-retirement and post-employment benefit obligations:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2021	2020	2021	2020
Regulatory assets (liabilities)	$3,636	$5,115	$32	$78
Accounts payable and accrued liabilities	(7)	(5)	(24)	(28)
Pension and post-retirement benefit obligations(1)	(4,231)	(5,711)	(474)	(516)
Note
(1) The table above excludes $340 million and $390 million of post-employment benefit costs that are recorded in Post-retirement and post-employment benefit obligations on the Consolidated Balance Sheets at September 30, 2021 and 2020, respectively.

Unrecognized amounts included in regulatory assets or liabilities yet to be recognized as components of accrued benefit cost at September 30, 2021 and 2020, consisted of the following:

Post-Retirement Benefit Costs Deferred as Regulatory Assets (Liabilities) At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2021	2020	2021	2020
Unrecognized prior service credit	$(517)	$(615)	$(93)	$(112)
Unrecognized net loss	4,062	5,620	125	190
Amount capitalized due to actions of regulator	91	110	—	—
Total regulatory assets (liabilities)	$3,636	$5,115	$32	$78

Information for the pension projected benefit obligation ("PBO") in excess of plan assets and other post-retirement accumulated postretirement benefit obligation ("APBO") has been disclosed in the Obligations and Funded Status table above. The following table provides the pension plan accumulated benefit obligation ("ABO") in excess of plan assets. The other post-retirement plans are unfunded or have no plan assets.

Accumulated Benefit Obligations in Excess of Plan Assets At September 30
	2021	2020
Accumulated benefit obligation	$13,299	$13,613
Fair value of net plan assets	9,110	7,959

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the years ended September 30, 2021, 2020, and 2019 were as follows:

Components of Net Periodic Benefit Cost For the years ended September 30
	Pension Benefits			Other Post-Retirement Benefits
	2021	2020	2019	2021	2020	2019
Service cost	$57	$55	$44	$18	$16	$11
Interest cost	368	415	499	16	16	18
Expected return on plan assets	(493)	(488)	(477)	—	—	—
Amortization of prior service credit	(97)	(97)	(99)	(18)	(24)	(24)
Recognized net actuarial loss	452	436	336	11	10	4
Total net periodic benefit cost as actuarially determined	287	321	303	27	18	9
Amount expensed (capitalized) due to actions of regulator	19	(15)	1	—	—	—
Net periodic benefit cost	$306	$306	$304	$27	$18	$9

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

Actuarial Assumptions Utilized to Determine Benefit Obligations at September 30
	Pension Benefits		Other Post-Retirement Benefits
	2021	2020	2021	2020
Discount rate	2.90%	2.75%	3.05%	3.05%
Rate of compensation increase	3.37%	3.43%	N/A	N/A
Weighted average interest crediting rate	5.15%	5.15%	N/A	N/A
Cost of living adjustment (COLA)(1)	2.00%	2.00%	2.00%	2.00%
Pre-Medicare eligible per capita claim costs
Current health care cost trend rate	N/A	N/A	6.25%	6.50%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2027	2027
Pre-Medicare eligible per capita contributions(2)
Current health care cost trend rate	N/A	N/A	8.51%	11.93%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2027	2027
Post-Medicare eligible
Current health care cost trend rate	N/A	N/A	—%	—%
Ultimate health care cost trend rate	N/A	N/A	4.00%	4.00%
Year ultimate trend rate is reached	N/A	N/A	2024	2024
Notes
(1) The COLA assumption is the ultimate long-term rate. The calendar year rate for 2022 is assumed to be 3.15 percent, and for years thereafter the ultimate is used.
(2) In 2021 and 2020, due to the COVID-19 pandemic and premium experience, TVA reset the pre-Medicare eligible per capita contributions. The 2021 current trend rate remains at 8.51 percent for years 2022 through 2024, is 5.50 percent in 2025, and reaches the ultimate rate of 5.00 percent in 2027.

Actuarial Assumptions Utilized to Determine Net Periodic Benefit Cost for the Years Ended September 30(1)
	Pension Benefits			Other Post-Retirement Benefits
	2021	2020	2019	2021	2020	2019
Discount rate	2.75%	3.20%	4.35%	3.05%	3.30%	4.40%
Expected return on plan assets(2)	6.75%	6.75%	6.75%	N/A	N/A	N/A
Weighted average interest crediting rate	5.15%	5.15%	5.16%	N/A	N/A	N/A
Cost of living adjustment (COLA)(3)	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%
Rate of compensation increase	3.37%	3.43%	3.50%	N/A	N/A	N/A
Pre-Medicare eligible per capita claims costs
Current health care cost trend rate	N/A	N/A	N/A	6.50%	6.75%	6.25%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2027	2027	2024
Pre-Medicare eligible per capita contributions
Current health care cost trend rate(4)	N/A	N/A	N/A	11.93%	6.75%	6.25%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2027	2027	2024
Post-Medicare eligible
Current health care cost trend rate	N/A	N/A	N/A	—%	—%	—%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.00%	4.00%	4.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2024	2023	2021
Notes
(1) The actuarial assumptions used to determine the benefit obligations at September 30 of each year are subsequently used to determine net periodic benefit cost for the following year except the rate of compensation increase assumption.
(2) The actual return on assets for 2021, 2020, and 2019 were 20.30 percent, 5.11 percent, and 4.99 percent, respectively.
(3) The COLA assumption is the ultimate rate. The actual calendar year rate is used in determining the expense, and for years thereafter the ultimate rate is used.
(4) Due to the COVID-19 pandemic and premium experience, TVA temporarily reset the pre-Medicare eligible per capita contributions current trend rate to measure 2021 other post-retirement cost.

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

    Expected Return on Plan Assets.  The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. The expected rate of return is based on annual studies performed by third-party professional investment consultants. In determining the expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice, the current outlook on capital markets, the asset allocation policy, and the anticipated investment expenses and impact of active management. Asset allocations are periodically updated using the pension plan asset/liability studies and are part of the determination of the estimates of long-term rates of return. The TVARS asset allocation policy diversifies plan assets across multiple asset classes so as to minimize the risk of large losses. The asset allocation policy is designed to be responsive to changes in the funded status of TVARS. During 2021, the TVARS Board decreased the expected return on plan assets assumption from 6.75 percent to 5.75 percent based upon review of the current plan's funding levels, asset target allocation mix, capital market outlooks, and the most recent studies. TVA management adopted the 5.75 percent expected long-term rate of return on plan assets assumption, which will be used to calculate the 2022 net periodic pension cost.

    Compensation Increases. Assumptions related to compensation increases are based upon the latest TVA compensation experience study performed in 2018. Future compensation is assumed to likely increase at rates between 2.50 percent and 14.00 percent per year, depending upon the employee's age. The average assumed compensation increase used to determine benefit obligations and net periodic benefit cost is based upon the current active participants.

    Mortality.  The mortality assumption is comprised of a base table that represents the current future life expectancy adjusted by an improvement scale to project future improvements in life expectancy. TVA's mortality assumptions are based upon actuarial projections in combination with studies of the actual mortality experience of TVA's pension and post-retirement benefit plan participants while taking into consideration the published Society of Actuaries ("SOA") mortality table and projection scale at September 30. In 2020, based upon the most recent mortality experience study, TVA adopted a modified version of the

SOA PRI-2012 table. For 2021, TVA has maintained the mortality table assumption adopted in 2020, and updated to the latest mortality improvement scale at September 30, 2021.

The following mortality assumptions were used to determine the benefit obligations for the pension and other post-retirement benefit plans at September 30, 2021, 2020, and 2019. Assumptions used to determine year-end benefit obligations are the assumptions used to determine the subsequent year's net periodic benefit costs.

Mortality Assumptions At September 30
	2021	2020	2019
Mortality table	PRI-2012 table (adjusted)	PRI-2012 table (adjusted)	RP-2014 table (adjusted)
Improvement scale	MP-2020 (modified)	MP-2019 (modified)	MP-2018 (modified)

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

    Cost of Living Adjustment.  COLAs are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase. Eligible retirees receive a COLA on pension and supplemental benefits in January equal to the percentage change in the Consumer Price Index for All Urban Consumers ("CPI-U") following any year in which the 12-month average CPI-U exceeded by as much as one percent the 12-month average of the CPI-U for the preceding year in which a COLA was given. Increases in the COLA will be the percent increase in CPI-U over the preceding year less 0.25 percent, with a 6.00 percent cap for any one year.

TVA's COLA assumption is derived from long-term expectations of the expected future rate of inflation, based upon capital market assumptions, economic forecasts, and the Federal Reserve policy. The actual calendar year COLA and the long- term COLA assumption are used to determine the benefit obligation at September 30 and the net periodic benefit costs for the following fiscal year.  The actual calendar year COLAs for 2021, 2020, and 2019 were 1.13 percent, 1.54 percent, and 2.21 percent, respectively.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions:

Sensitivity to Certain Changes in Pension Assumptions At September 30, 2021
Actuarial Assumption	Change in Assumption	Impact on 2021 Pension Cost	Impact on 2021 Projected Benefit Obligation
Discount rate	(0.25)%	$16	$396
Rate of return on plan assets	(0.25)%	18	N/A
Cost of living adjustments	0.25%	29	258

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Plan Investments

    In August 2021, a new asset allocation plan was put in place to reduce risk and volatility in the TVARS investment portfolio. Pursuant to the TVARS Rules and Regulations, any proposed changes in asset allocation that would change TVARS's assumed rate of investment return are subject to TVA's review and veto. The qualified pension plan assets are invested across growth, defensive-growth, defensive, and inflation-sensitive assets. The TVARS asset allocation policy includes permissible deviations from target allocations, and action can be taken, as appropriate, to rebalance the plan's assets consistent with the asset allocation policy. At September 30, 2021 and 2020, the asset holdings of TVARS included the following:

Asset Holdings of TVARS At September 30
		Plan Assets at September 30
Asset Category	Target Allocation	2021	2020
Growth assets	17%	18%	44%
Defensive growth assets	38%	35%	20%
Defensive assets	20%	20%	18%
Inflation-sensitive assets	25%	27%	18%
Total	100%	100%	100%

Fair Value Measurements

    The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2021:

TVA Retirement System At September 30, 2021
	Total(1)(2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$992	$990	$—	$2

Preferred securities	9	2	6	1

Debt securities
Corporate debt securities	1,360	—	1,359	1
Residential mortgage-backed securities	275	—	267	8
Debt securities issued by U.S. Treasury	741	741	—	—
Debt securities issued by foreign governments	204	—	200	4
Asset-backed securities	151	—	110	41
Debt securities issued by state/local governments	28	—	28	—
Commercial mortgage-backed securities	168	—	151	17

Commingled funds measured at net asset value(3)
Equity	619	—	—	—
Debt	881	—	—	—
Blended	105	—	—	—

Institutional mutual funds	841	841	—	—
Cash equivalents and other short-term investments	710	323	387	—
Private credit measured at net asset value(3)	324	—	—	—
Private equity measured at net asset value(3)	1,333	—	—	—
Private real assets measured at net asset value(3)	760	—	—	—

Securities lending collateral	240	—	240	—

Derivatives
Futures	1	1	—	—
Swaps	6	—	6	—
Foreign currency forward receivable	1	—	1	—

Total assets	$9,749	$2,898	$2,755	$74

Liabilities
Derivatives
Futures	$4	$4	$—	$—
Foreign currency forward payable	1	—	1	—
Swaps	23	—	23	—

Securities sold under agreements to repurchase	108	—	108	—

Total liabilities	$136	$4	$132	$—
Notes
(1)  Excludes approximately $263 million in net payables associated with security purchases and sales and various other payables.
(2)  Excludes a $240 million payable for collateral on loaned securities in connection with TVARS's participation in securities lending programs.
(3) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

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
(3) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table provides a reconciliation of beginning and ending balances of pension plan assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at October 1, 2019	$42
Net realized/unrealized gains (losses)	46
Purchases, sales, issuances, and settlements (net)	11
Transfers in and/or out of Level 3	(5)
Balance at September 30, 2020	94
Net realized/unrealized gains (losses)	(48)
Purchases, sales, issuances, and settlements (net)	32
Transfers in and/or out of Level 3	(4)
Balance at September 30, 2021	$74

    The following descriptions of the valuation methods and assumptions used by the pension plan to estimate the fair value of investments apply to investments held directly by the pension plan. Third-party pricing vendors provide valuations for investments held by the pension plan in most instances, except for commingled, private credit, private equity, and private real asset funds which are priced at NAVs established by the investment managers. In instances where pricing is determined to be based on unobservable inputs, a Level 3 classification has been assigned. Certain securities priced by the investment manager using a proprietary fair value model with unobservable inputs have been classified as Level 3.

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

    Commingled Funds. The pension plan invests in commingled funds, which include collective trusts, unit investment trusts, and similar investment funds that predominantly hold debt and/or equity securities as underlying assets. The pension plan's ownership consists of a pro rata share and not a direct ownership of an underlying investment. These commingled funds are valued at their closing NAVs (or unit value) per share as reported by the managers of the commingled funds and as supported by the unit prices of actual purchases and sale transactions occurring as of or close to the financial statement date. These funds have not been classified in the fair value hierarchy in accordance with FASB guidance issued in May 2015.

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

    The pension plan is invested in debt commingled funds, which can be categorized as either passively managed index funds or actively managed funds. The pension plan's debt index fund invests in a diversified portfolio of fixed-income securities and derivatives of varying maturities to replicate the characteristics of the Bloomberg Barclays Capital TIPS. The fund seeks to track the total return of the Bloomberg Barclays Capital U.S. TIPS index. The actively managed debt funds seek to outperform certain fixed-income benchmarks through fundamental research and analysis. The funds invest in a diversified portfolio of fixed income securities and derivatives of varying maturities. Varying by strategy, fund objectives include achieving a positive relative total return through active credit selection and providing risk management through desired strategic exposures.

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

    Institutional Mutual Funds. Investments in institutional mutual funds are valued at prices based on their NAV. Institutional mutual funds have daily published market prices that represent their NAV (or unit value) per share and are classified as Level 1.

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

    Private Credit Funds. Private credit limited partnerships are reported at NAVs provided by the fund managers. These funds have not been classified in the fair value hierarchy in accordance with FASB guidance issued in May 2015.

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

    Private Equity Funds. Private equity limited partnerships are reported at NAVs provided by the fund managers. These funds have not been classified in the fair value hierarchy in accordance with FASB guidance issued in May 2015.

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

    The private equity funds have no investment withdrawal provisions prior to the termination of the partnership. Partnerships generally continue 10 to 14 years after the inception of the fund. The partnerships are generally subject to two to three one-year extensions at the discretion of the General Partner. Partnerships can generally be dissolved by an 80 percent vote in interest by all limited partners, with some funds requiring the occurrence of a specific event.

    Private Real Asset Investments. The pension plan's ownership in private real asset investments consists of a pro rata share and not a direct ownership of the underlying investments. The fair values of the pension plan's private real asset investments are estimated utilizing NAVs provided by the investment managers. These investments have not been classified in the fair value hierarchy in accordance with FASB guidance issued in May 2015. The investment strategies and methodologies utilized by the investment managers to calculate their NAVs are summarized as follows:

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

Cash Flows

Estimated Future Benefit Payments.  The following table sets forth the estimated future benefit payments under the benefit plans.

Estimated Future Benefits Payments At September 30, 2021
	Pension Benefits(1)	Other Post-Retirement Benefits
2022	$790	$24
2023	786	23
2024	782	21
2025	781	20
2026	776	20
2027 - 2031	3,772	107
Note
(1) Participants are assumed to receive the Fixed Fund in a lump sum in lieu of available annuity options allowed for certain grandfathered participants resulting in higher estimated pension benefits payments.

Contributions.  TVA made contributions to the pension plan of $300 million for 2021 and 2020. TVA has committed to make a minimum contribution of $300 million per year through 2036 or until the plan has reached and remained at 100 percent funded status under the actuarial rules applicable to TVARS. TVA made SERP contributions of $6 million and $5 million for 2021 and 2020, respectively. TVA made cash contributions to the other post-retirement benefit plans of $25 million (net of $5 million in rebates) for both 2021 and 2020. TVA expects to contribute $300 million to TVARS, $7 million to the SERP, and $24 million to the other post-retirement benefit plans in 2022.

Other Post-Employment Benefits

    Post-employment benefit cost estimates are revised to properly reflect changes in actuarial assumptions made at the end of each year. TVA utilizes a discount rate determined by reference to the U.S. Treasury Constant Maturities corresponding to the calculated average durations of TVA's future estimated post-employment claims payments. The use of a 1.52 percent discount rate resulted in the recognition of $20 million in expenses in 2021 and an unpaid benefit obligation of $340 million at September 30, 2021. The use of a 0.69 percent discount rate resulted in the recognition of approximately $45 million in expenses in 2020 and an unpaid benefit obligation of $390 million at September 30, 2020. The use of a 1.68 percent discount rate resulted in the recognition of approximately $59 million in expenses in 2019 and an unpaid benefit obligation of $419 million at September 30, 2019. The U.S. Department of Labor ("DOL") administers TVA's worker compensation program and invoices TVA annually for claims processed.

The decrease in the unpaid obligation at September 30, 2021, compared to the prior year is due primarily to the increase in the discount rate from 0.69 percent in 2020 to 1.52 percent in 2021, decreases in loss experience, and fewer claims partially attributable to delayed medical treatments as a result of the COVID-19 pandemic. TVA paid $31 million for 2021 claims to the DOL in September 2021. TVA estimated losses for 2022 are $31 million.

The decrease in the unpaid obligation when comparing 2020 to 2019 is due to the timing of the payment of workers compensation claims to the DOL in September 2020 compared to the prior year claims paid in October 2019. TVA paid $74 million in claims during 2020 (for both 2020 and 2019 claims experience) compared to $39 million in 2019 (for 2018 claims experience). Overall, the decrease in the discount rate from 1.68 percent in 2019 to 0.69 percent in 2020 increased the long-term portion of the unpaid benefit obligation. This increase was offset by a decrease in loss experience and fewer claims partially attributable to delayed medical treatments as a result of the COVID-19 pandemic.

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

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30
	2021	2020
Accounts payable and accrued liabilities(1)	$—	$—
Post-retirement and post-employment benefit obligations	340	390
Note
(1) DOL invoices were paid prior to year end in both 2021 and 2020.

23. Commitments and Contingencies

Commitments

    Power Purchase Obligations.  TVA has contracted with various independent power producers and LPCs for additional capacity to be made available to TVA. Several of these agreements have contractual minimum payments and are accounted for as either finance or operating leases.  In total, these agreements provide 2,455 MW of summer net capability.  The remaining terms of the agreements range up to 14 years.  Additionally, TVA has contracted with regional transmission organizations to reserve 2,450 MW of transmission service to support purchases from the market and wind PPAs. The remaining terms of these agreements range up to 4 years. Excluding lease-related costs, TVA incurred $202 million, $202 million, and $195 million of expense under these power purchase and transmission service agreements during 2021, 2020, and 2019, respectively.

TVA has one power purchase agreement that meets the definition of an unconditional purchase obligation. At September 30, 2021, the non-lease portion of the commitment for each of the next five years are shown below:

	2022	2023	2024	2025	2026	Thereafter
Unconditional purchase obligation	$138	$138	$138	$138	$137	$754

Under federal law, TVA is obligated to purchase power from qualifying facilities (cogenerators and small power producers).  As of September 30, 2021, there was a combined qualifying facility capacity of 270 MW from 369 different generation sources, from which TVA purchased power under this law.

Unfunded Loan Commitments. At September 30, 2021, TVA's commitments under unfunded loan commitments were $4 million for 2022. TVA has no commitments under unfunded loan commitments for 2023 through 2026.

Other Commitments. See Note 8 — Leases, Note 11 — Variable Interest Entities, Note 14 — Debt and Other Obligations, and Note 22 — Benefit Plans for the obligations and commitments attributable to leases, VIEs and membership interests of VIEs subject to mandatory redemption, leaseback obligations, and the retirement plan, respectively.

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

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to nuclear generating plants, coal-fired generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. See Note 13 — Asset Retirement Obligations.

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At September 30, 2021, $3.4 billion, representing the discounted value of future estimated decommissioning costs, was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. Decommissioning costs studies are updated for each of TVA's nuclear units at least every five years.

TVA maintains an NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  See Note 17 — Fair Value Measurements — Investment Funds. TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments and additional contributions, if necessary, will be available to support decommissioning.  TVA's operating nuclear power units are licensed through various dates between 2033 - 2055, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.  See Note 10 — Regulatory Assets and Liabilities — Nuclear Decommissioning Costs and Note 13 — Asset Retirement Obligations.

Non-Nuclear Decommissioning.  At September 30, 2021, $3.6 billion, representing the discounted value of future estimated decommissioning costs, was included in AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

TVA maintains an ART to help fund the ultimate decommissioning of its non-nuclear power assets.  See Note 17 — Fair Value Measurements — Investment Funds. Estimates involved in determining if additional funding will be made to the ART include inflation rate, rate of return projections on the fund investments, and the planned use of other sources to fund decommissioning costs.  See Note 10 — Regulatory Assets and Liabilities — Non-Nuclear Decommissioning Costs and Note 13 — Asset Retirement Obligations.

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

From 1970 to 2021, TVA spent approximately $6.8 billion to reduce emissions from its power plants, including $17 million, $19 million, and $17 million in 2021, 2020, and 2019, respectively, on clean air controls.  TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding GHG requirements) could lead to costs of $159 million from 2022 to 2026, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of approximately $789 million from 2022 to 2026 relating to TVA's CCR Conversion Program, as well as expenditures of approximately $148 million from 2022 to 2024 relating to compliance with Clean Water Act ("CWA") requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates.

Compliance with the EPA's CCR rule required implementation of a groundwater monitoring program, additional engineering, and ongoing analysis. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation and/or remediation. These costs cannot reasonably be predicted until a final remedy is selected, if necessary.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At September 30, 2021 and 2020, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $18 million and $14 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction may significantly affect TVA's future liability for remediating historical releases.

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

On August 24, 2021, the U.S. Court of Appeals for the Sixth Circuit accepted Jacobs’s petition for interim appeal on issues relating to the availability of derivative governmental immunity as a defense to the plaintiffs’ claims. On September 29, 2021, the Eastern District certified four questions to the Tennessee Supreme Court regarding the applicability of the Tennessee Silicosis Claims Priority Act to the plaintiffs’ claims. The Eastern District’s order also stayed all proceedings pending the Tennessee Supreme Court’s decision. If the litigation proceeds to the second phase, the principal question for resolution will be whether Jacobs's breaches were the specific medical cause of the plaintiffs' alleged injuries and damages. No trial date has been set for the second phase.

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

General. At September 30, 2021, TVA had accrued $13 million of probable losses with respect to Legal Proceedings.  Of the accrued amount, $12 million is included in Other long-term liabilities and $1 million is included in Accounts payable and accrued liabilities.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"). Under the Environmental Agreements, TVA committed to, among other things, take actions regarding coal units that have been completed. TVA also agreed to invest $290 million in certain TVA environmental projects of which TVA had spent approximately $281 million as of September 30, 2021. Additionally, TVA holds restricted cash in an interest earning trust to fund the remaining project commitments. Any interest earned through the trust must also be spent on agreed upon environmental projects. The total remaining committed spend, including interest earned through the trust, was approximately $10 million as of September 30, 2021. In exchange for these commitments, most past claims against TVA based on alleged New Source Review ("NSR") and associated violations were waived and cannot be brought against TVA. Future claims, including those for sulfuric acid mist and GHG emissions, can still be brought against TVA.
The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the September 30, 2021, Consolidated Balance Sheets. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the Environmental Agreements as regulatory assets, and they are included as such on the September 30, 2021, Consolidated Balance Sheets and will be recovered in rates in future periods.

    Case Involving Kingston Fossil Plant. On August 12, 2021, an individual landowner and resident of Roane County, Tennessee, filed a lawsuit against TVA and Jacobs in the U.S. District Court for the Eastern District of Tennessee. The complaint asserts claims for damage to property and personal injuries as a result of the 2008 ash spill at Kingston Fossil Plant and the resulting cleanup activities and from continuing operations at Kingston Fossil Plant. The complaint seeks compensatory damages of $8 million and punitive damages of $10 million. It also requests the court to order TVA to release certain information, to remediate alleged damages to the plaintiff's property, and to stop alleged migration of coal ash onto the plaintiff's property.

Case Involving Bull Run Fossil Plant. On August 3, 2021, four residents of Anderson County, Tennessee filed a lawsuit against TVA in the U.S. District Court for the Eastern District of Tennessee. The complaint alleges that the plaintiffs live near Bull Run Fossil Plant ("Bull Run") and asserts claims for personal injuries resulting from exposures to coal combustion residuals ("CCR") that migrated from Bull Run to their home and from second-hand exposures to CCR from a family member who worked with CCR. The complaint also asserts claims for damage to property resulting from the migration of CCR from Bull Run to their home. Plaintiffs seek monetary damages in an unspecified amount as compensation for their injuries and an award of punitive damages in an unspecified amount. The plaintiffs previously filed a similar lawsuit in the U.S. District Court for the Eastern District of Tennessee that had been dismissed without prejudice on August 4, 2020.

    Case Involving Tennessee River Boat Accident. In July 2015, plaintiffs filed suit in the U.S. District Court for the Northern District of Alabama ("Northern District"), seeking recovery for personal injuries sustained when the plaintiffs' boat struck a TVA transmission line that was being raised from the Tennessee River during a repair operation. The Northern District dismissed the case, finding that TVA's exercise of its discretion as a governmental entity in deciding how to carry out the operation barred any liability for negligence. In August 2017, the U.S. Court of Appeals for the Eleventh Circuit ("Eleventh Circuit") affirmed the decision. The plaintiffs petitioned the Supreme Court for review of the decision, arguing that the provision of the TVA Act that allows suit to be brought against TVA does not allow TVA to claim immunity for discretionary actions. In April 2019, the Supreme Court issued its opinion reversing the judgment of the Eleventh Circuit and remanding the case to the Eleventh Circuit. In July 2019, the Eleventh Circuit remanded the case to the district court for further proceedings consistent with the Supreme Court's opinion. TVA filed a motion for summary judgment on all of the plaintiffs’ claims on November 23, 2020, and the plaintiffs filed a motion for partial summary judgment. The court cancelled the trial scheduled for February 16, 2021, and stated that the trial would be rescheduled, if necessary, following the court’s ruling on the parties’ summary judgment motions. On April 9, 2021, the court issued a memorandum opinion and order granting in part and denying in part TVA’s summary judgment motion. The court denied in full the plaintiffs’ summary judgment motion. On June 15, 2021, through judicially hosted mediation, the parties agreed to settle the remaining claims. The parties filed a stipulation of dismissal on July 2, 2021, and on July 7, 2021, the court dismissed the case with prejudice.

    Case Involving Bellefonte Nuclear Plant. In November 2018, Nuclear Development filed suit against TVA in the U.S. District Court for the Northern District of Alabama. Nuclear Development alleged that TVA breached its agreement to sell Bellefonte Nuclear Plant ("Bellefonte"). As a remedy, Nuclear Development sought, among other things, (1) an injunction requiring TVA to maintain Bellefonte and the associated NRC permits until the case concluded; (2) an order compelling TVA to complete the sale of Bellefonte; and (3) if the court does not order TVA to complete the sale, monetary damages in excess of $30 million. On September 23, 2020, the parties filed competing motions for summary judgment. On March 31, 2021, the court denied both parties' summary judgment motions; however, the court ruled as a matter of law that it would have been illegal under Section 101 of the Atomic Energy Act for TVA to close the sale, relying on past NRC precedent to reach that conclusion. Notwithstanding the legal rulings, the court held that there were disputed issues of material fact as to whether TVA satisfied its contractual obligations to use commercially reasonable best efforts and to cooperate with Nuclear Development in effectuating the close of the sale. Trial took place in May 2021, and the parties filed post-trial briefs on June 9, 2021. Nuclear Development also filed a motion for judgment on partial findings and to reconsider the court's March 31 ruling. The court held closing arguments on July 1, 2021, and on August 26, 2021, the court issued its decision and final judgment. The court held that TVA did not breach its obligations to use commercially reasonable best efforts and to cooperate with Nuclear Development in effectuating the close of the sale. As a result, Nuclear Development is not entitled to specific performance or damages on that claim, and TVA retains full possession and control of the Bellefonte site; however, the court found that, under the contract's termination provision, Nuclear Development was entitled to have TVA return Nuclear Development's $22 million down payment and pay approximately $1 million of compensated costs, along with 7.5% prejudgment interest. Including post-judgment interest, TVA paid approximately $28 million to the court in September 2021 to satisfy the judgment. Post-trial motions have been filed by both parties and are currently pending.

Case Involving Rate Changes. On June 9, 2020, a proposed class action lawsuit was filed against TVA and one of its LPCs, Bristol Virginia Utilities Authority ("BVUA"), in federal court in Abingdon, Virginia, by a LPC customer, asserting claims for breach of contract and violation of the Administrative Procedure Act. The lawsuit alleges that the customers of TVA's LPCs are third-party beneficiaries under TVA's wholesale power contracts with its LPCs and that TVA’s rate changes dating back to 2010 violate Section 11 of the TVA Act. Section 11 of the TVA Act establishes the broad policy that TVA power projects shall be considered primarily for the benefit of the people of the Tennessee Valley and that service to industry is a secondary purpose to be used principally to secure a sufficiently high load factor and revenue returns to permit domestic and rural use at the lowest possible rates. The remedies requested include an injunction prohibiting TVA rate changes that violate Section 11, monetary damages, and repayment of rates charged in violation of Section 11. TVA and BVUA filed motions to dismiss the case on November 9, 2020, and filed supplemental motions to dismiss on December 21, 2020, in response to an amended complaint filed by the plaintiff. Oral argument on the motions was held on February 18, 2021, and on March 19, 2021, the court granted TVA’s and BVUA's motions to dismiss. The plaintiff appealed the district court's judgment to the U.S. Court of Appeals for the Fourth Circuit ("Fourth Circuit") on April 15, 2021. The parties filed their briefs with the Fourth Circuit and are waiting for the court to inform them whether it will request oral argument or will decide the appeal based on the briefs.

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

The environmental groups request the federal court to (1) declare that TVA's entry into long-term power agreements without preparing an environmental review violated NEPA and the TVA Act, (2) vacate the long-term contracts, and (3) enjoin TVA from implementing "system-wide energy contract programs that significantly affect the environment." TVA filed a motion to dismiss the case on October 20, 2020, and filed a supplemental motion to dismiss on December 4, 2020, in response to an amended complaint filed by the plaintiffs. Oral argument on the motion was held on February 26, 2021, and the court denied TVA's motion to dismiss on August 12, 2021. TVA filed the administrative record of the challenged decisions, and the plaintiffs filed a motion to complete the administrative record. Oral argument on that motion was held on August 13, 2021.

Challenge to Anti-Cherrypicking Amendment. On January 11, 2021, Athens Utilities Board, Gibson Electric Membership Corporation, Joe Wheeler EMC, and Volunteer Energy Cooperative filed a complaint and petition with FERC asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. The petitioners seek to avoid the limitations of the Anti-Cherrypicking Amendment ("ACPA") to the Federal Power Act ("FPA"), which prohibits FERC from ordering TVA to wheel power from another supplier if the power will be consumed within the TVA service territory. The petitioners argue that section 211A of the FPA, which gives FERC limited jurisdiction over the rates, terms, and conditions of transmission service provided by unregulated transmitting utilities such as TVA, provides an alternate grant of authority to enable FERC to order TVA to wheel power inside its service area unrestricted by the application of the ACPA. The petitioners also argue that the public power model is antiquated and TVA’s refusal to wheel power is not in the public interest because it stifles competition. On August 31, 2021, Joe Wheeler EMC notified FERC of its withdrawal from the complaint and petition. On October 21, 2021, FERC denied the petition. Any aggrieved party will have 30 days to request a rehearing.

24. Related Parties

TVA is a wholly-owned corporate agency of the federal government, and because of this relationship, TVA's revenues and expenses are included as part of the federal budget as a revolving fund.  TVA's purpose and responsibilities as an agency are described under the "Other Agencies" section of the federal budget.

TVA currently receives no appropriations from Congress and funds its business using power system revenues, power financings, and other revenues.  TVA is a source of cash to the federal government.  TVA will indefinitely continue to pay the U.S. Treasury a return on the outstanding $258 million of the Power Program Appropriation Investment.  See Note 19 — Proprietary Capital — Appropriation Investment.

TVA also has access to a financing arrangement with the U.S. Treasury pursuant to the TVA Act.  TVA and the U.S. Treasury entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility has a maturity date of September 30, 2022, and is typically renewed annually.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  See Note 14 — Debt and Other Obligations — Credit Facility Agreements.

In the normal course of business, TVA contracts with other federal agencies for sales of electricity and other services.   Transactions with agencies of the federal government were as follows:

Related Party Transactions At or for the years ended September 30
	2021	2020	2019
Revenue from sales of electricity	$109	$105	$118
Other income	280	260	258
Expenditures
Operating expenses	214	224	222
Additions to property, plant, and equipment	10	9	10
Cash and cash equivalents	30	31	45
Accounts receivable, net	65	94	76
Investment funds	573	485	279
Long-term accounts receivable	31	27	53
Accounts payable and accrued liabilities	15	39	69
Long-term power bonds, net	1	1	—
Return on power program appropriation investment	4	6	6

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tennessee Valley Authority

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tennessee Valley Authority (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 12, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit, Finance, Risk, and Cybersecurity Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Pension and Other Post-Retirement Benefit Obligations
Description of the Matter	At September 30, 2021, the Company’s pension benefit obligation was $4.2 billion and the Company’s other post-retirement benefit obligation was $498 million. The Company updates certain actuarial assumptions used to measure the pension benefit and other post-retirement benefit obligations at September 30 or upon a remeasurement event, as more fully described in Note 22 to the consolidated financial statements.

Auditing the pension benefit and other post-retirement benefit obligations was complex due to the judgmental nature of the assumptions, including the discount rates, future compensation levels, mortality rates, healthcare cost trends, and cost of living adjustment, used in the Company’s measurement process. These assumptions have a significant effect on the projected benefit obligations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the measurement of pension benefit and other post-retirement benefit obligations. For example, we tested controls over management’s review of the pension benefit obligation and other post-retirement benefit obligation calculations, the relevant data inputs and the significant actuarial assumptions described above.

To test the pension benefit and other post-retirement benefit obligations, our audit procedures included, among others, evaluating the methodologies used, the significant actuarial assumptions described above, and the underlying data used by the Company. We compared the actuarial assumptions used by the Company to historical trends and evaluated the pension benefit and other post-retirement benefit obligations. In addition, we involved an actuarial specialist to assist with our procedures. We evaluated the Company’s methodology for determining the discount rates that reflect the maturity and duration of the benefit payments and used to measure the pension benefit and other post-retirement benefit obligations. To evaluate the future compensation levels, mortality rates, healthcare cost trends and cost of living adjustment, we assessed whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments was applied. We also tested the completeness and accuracy of the underlying data, including the participant data, used in the determination of the projected benefit obligations.

Composite Depreciation Rates
Description of the Matter
At September 30, 2021, the net book value of the Company’s completed plant was $31.7 billion and depreciation expense for the year then ended was $1.4 billion. As discussed in Note 1 of the consolidated financial statements, the composite method aggregates assets with similar economic characteristics into groups and depreciates each of these groups as one asset. When using the composite method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of the group’s recoverable life.

Under the composite method, a depreciation study is completed to review an asset’s service life, salvage value, accumulated depreciation and other factors. A depreciation study is performed at least every five years, with the most recent study performed in 2021. These rates will be the basis of depreciation expense, and therefore will have a significant effect on depreciation expense beginning on October 1, 2021.

Auditing the 2021 depreciation study rates for assets subject to the composite method was complex due to the nature of the methods used in the depreciation study to determine the useful service lives and salvage values of the Company’s assets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process related to the depreciation study, including controls over management’s review of the inputs and methods used in the depreciation study.

To test the estimated service lives and salvage values of the Company’s group-life assets, we performed audit procedures that included, among others, obtaining the depreciation study provided by the Company’s third-party engineers and assessing the completeness and accuracy of the data provided to and used by the third-party. We also involved our specialist to evaluate the study. Specifically, our specialist assessed the adequacy and relevance of the data; the nature and basis for the adjustments and calculations used in the study; and the methods and assumptions used by the Company’s third-party specialist and management in determining the service lives and salvage values of assets to perform the depreciation study.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007
Chattanooga, Tennessee
November 12, 2021

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial and Strategy Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) ("management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021.  Based on this evaluation, TVA's management, concluded that TVA's disclosure controls and procedures were effective as of September 30, 2021, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA's management, as appropriate, to allow timely decisions regarding required disclosure.

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

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial and Strategy Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the design and effectiveness of TVA's internal control over financial reporting as of September 30, 2021, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, TVA's management concluded that TVA's internal control over financial reporting was effective as of September 30, 2021.

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

(b)Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tennessee Valley Authority
Opinion on Internal Control over Financial Reporting

We have audited Tennessee Valley Authority’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). In our opinion, Tennessee Valley Authority (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and our report dated November 12, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chattanooga, Tennessee
November 12, 2021

ITEM 9B.  OTHER INFORMATION

2022 CEO Compensation

On November 10, 2021, the TVA Board approved adjustments to the compensation of Chief Executive Officer ("CEO") Jeffrey J. Lyash for 2022.

The following sets forth the components of Mr. Lyash's 2022 target total direct compensation ("TDC"), effective October 1, 2021:

•Salary increased from $1,100,000 to $1,152,250.
•Long-term performance ("LTP") grant of $3,556,000, which will vest on September 30, 2024.
•Long-term retention ("LTR") grant of $1,524,000, which will vest in three equal increments on September 30, 2022, September 30, 2023, and September 30, 2024.

No adjustments were made to any other existing elements of compensation for Mr. Lyash for 2022.

Compensation Adjustments for Other NEOs

On November 10, 2021, CEO Jeffrey J. Lyash approved compensation adjustments for the following Named Executive Officers ("NEOs") for 2022. (Biographical information for each is set out in Item 10, Directors, Executive Officers, and Corporate Governance.) The following sets forth salary increases and incentive awards granted for 2022, effective October 1, 2021:

John M. Thomas, III
•Salary increased from $765,000 to $795,600.
•LTP grant of $1,395,000, which will vest on September 30, 2024.
•LTR grant of $585,000, which will vest in three equal increments on September 30, 2022, September 30, 2023, and September 30, 2024.

Donald A. Moul
•Salary remained the same at $765,000.
•Executive Annual Incentive Plan ("EAIP") target increased from 70 percent of base salary to 80 percent of base salary.
•LTP grant of $1,175,000, which will vest on September 30, 2024.
•LTR grant of $785,000, which will vest in three equal increments on September 30, 2022, September 30, 2023, and September 30, 2024.

Michael D. Skaggs
•Salary remained the same at $689,936.
•LTP grant of $1,225,000, which will vest on September 30, 2024.
•LTR grant of $525,000, which will vest in three equal increments on September 30, 2022, September 30, 2023, and September 30, 2024.

David Fountain
•Salary increased from $540,000 to $577,800.
•LTP grant of $770,000, which will vest on September 30, 2024.
•LTR grant of $330,000, which will vest in three equal increments on September 30, 2022, September 30, 2023, and September 30, 2024.

Timothy S. Rausch
•Salary increased from $551,668 to $569,321.
•LTP grant of $596,000, which will vest on September 30, 2024.
•LTR grant of $330,000, which will vest in three equal increments on September 30, 2022, September 30, 2023, and September 30, 2024.

No adjustments were made to any other existing elements of compensation for these NEOs for 2022.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The Tennessee Valley Authority Act of 1933, as amended (the "TVA Act") provides that the Tennessee Valley Authority ("TVA") will be administered by a board of nine part-time members appointed by the President of the United States ("U.S.") with the advice and consent of the U.S. Senate.  The Chair of the TVA Board of Directors ("TVA Board") is selected by the members of the TVA Board.  Under the TVA Act, to be eligible to be appointed as a member of the TVA Board, an individual (i) must be a U.S. citizen; (ii) must have management expertise relative to a large for-profit or nonprofit corporate, government, or academic structure; (iii) cannot be a TVA employee; (iv) must make a full disclosure to Congress of any investment or other financial interest that the individual holds in the energy industry; and (v) must affirm support for the objectives and missions of TVA, including being a national leader in technological innovation, low-cost power, and environmental stewardship. In addition, the President of the U.S., in appointing members of the TVA Board, must (i) consider recommendations from other public officials such as the Governors of the states in TVA's service area; individual citizens; business, industrial, labor, electric power distribution, environmental, civic, and service organizations; and the congressional delegations of the states in TVA's service area; and (ii) seek qualified members from among persons who reflect the diversity, including geographical diversity, and needs of TVA's service area.  At least seven of the nine TVA Board members must be legal residents of the TVA service area. Currently, TVA has seven active TVA Board members.

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

The TVA Board as of November 12, 2021, consisted of the following seven individuals with their ages and terms of office provided:

Directors	Age	Year Current Term Began	Year Term Expires
William B. Kilbride, Chair(1)	70	2019	2023
Kenneth E. Allen(2)	75	2018	2021
A.D. Frazier	77	2018	2022
Beth Harwell	64	2021	2024
Brian Noland	53	2020	2024
John L. Ryder(2)	72	2019	2021
Jeff W. Smith	62	2018	2022
Notes
(1) Mr. Kilbride assumed the Board Chair role on August 19, 2021.
(2) Although the terms of Director Allen and Director Ryder expired in May 2021, they are permitted under the TVA Act to remain in office until the earlier of the end of the current session of Congress or the date a successor takes office.

Mr. Kilbride of Chattanooga, Tennessee, joined the TVA Board in August 2019 and assumed the Board Chair role in August 2021. He served as the president and CEO of the Chattanooga Area Chamber of Commerce from July 2014 until his retirement in January 2017, where he led multiple initiatives to attract and retain business to southeast Tennessee. He previously served as the president of the Mohawk Home, a division of Mohawk Industries, Inc. from 1992 to 2014 after earlier holding positions with Chemical Bank, Dean Witter Reynolds Financial Services, and the New York Stock Exchange.

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

Dr. Harwell of Nashville, Tennessee, joined the TVA Board in January 2021. She has served as a distinguished visiting professor at Middle Tennessee State University since the fall of 2019. She previously served as the speaker of the Tennessee House of Representatives, from 2011 until 2019, while serving as a state representative for the 56th District of Tennessee for nearly 30 years. She has also chaired the Tennessee Republican Party and served as an assistant professor of political science at Belmont University, as well as in a variety of additional roles in both education and public service.

Dr. Noland of Johnson City, Tennessee, joined the TVA Board in December 2020. Since January 2012, he has served as the ninth president of East Tennessee State University. He previously served as Chancellor of the West Virginia Higher Education System for six years. In 2018, he was elected to the board of the American Council on Education and also serves on the boards of a number of other educational and civic organizations, as well as an Institute of Higher Education fellow at the University of Georgia.

Mr. Ryder of Memphis, Tennessee, joined the TVA Board in March 2019. He has served as a bankruptcy and election law attorney with Harris Shelton Hanover Walsh, PLLC, since 2000. He has also served as an adjunct professor of law at Belmont University since August 2021 and previously served as an adjunct professor of law at Vanderbilt University. In addition, he served as General Counsel to the Republican National Committee from 2013 to 2017 and as Chairman of the Republican National Lawyers Association from 2017 to 2018.

    Mr. Smith of Knoxville, Tennessee, joined the TVA Board in January 2018. From April 2000 to his retirement in April 2021, Mr. Smith served as the deputy for operations at Oak Ridge National Laboratory ("ORNL"). From April 2001 to April 2021, he also served as the President of UT-Battelle Development Corporation, an entity established to develop privately constructed facilities at ORNL. During a six-month special assignment in 2002, he assisted with the creation of the U.S. Department of Homeland Security.

Executive Officers

TVA's executive officers as of November 12, 2021, their titles, their ages, and the date their employment with TVA commenced are as follows:

Executive Officers	Title	Age	Employment Commenced
Jeffrey J. Lyash	President and Chief Executive Officer	60	2019
John M. Thomas, III	Executive Vice President and Chief Financial and Strategy Officer	57	2005
Donald A. Moul	Executive Vice President and Chief Operating Officer(1)	56	2021
Timothy S. Rausch	Executive Vice President and Chief Nuclear Officer	57	2018
David Fountain	Executive Vice President and General Counsel	54	2020
Susan E. Collins	Executive Vice President and Chief People and Communications Officer	55	2014
Jeannette Mills	Executive Vice President and Chief External Relations Officer	54	2020
Diane T. Wear	Vice President and Controller (Principal Accounting Officer)	53	2008
Note
(1) Mr. Moul commenced employment with TVA on June 21, 2021

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

Mr. Thomas was named Executive Vice President and Chief Financial and Strategy Officer ("CFSO") in June 2021. Mr. Thomas served as Executive Vice President and CFO from February 2012 to June 2021, as CFO from June 2010 to February

2012, as Executive Vice President of People and Performance from January 2010 to June 2010, as Senior Vice President, Corporate Governance and Compliance from July 2009 to January 2010, as Controller and Chief Accounting Officer from January 2008 to September 2009, and as the General Manager, Operations Business Services from November 2005 to January 2008.  Prior to joining TVA, Mr. Thomas was CFO during 2005 for Benson Security Systems.  He was also the Controller of Progress Fuels Corporation from 2003 to 2005 and Controller of Progress Ventures, Inc. from 2001 to 2002, both subsidiaries of Progress Energy.

Mr. Moul was named Executive Vice President and Chief Operating Officer in June 2021. Before joining TVA, Mr. Moul served as the Executive Vice President, Nuclear Division and Chief Nuclear Officer at NextEra Energy Inc. from January 2020 to May 2021 and as the Vice President and Chief Nuclear Officer of NextEra Energy Inc. from May 2019 to December 2019. He previously held various roles at several subsidiaries of FirstEnergy Corp. Mr. Moul served as Executive on Special Assignment of FirstEnergy Solutions Corp. from March 2019 to May 2019, President and Chief Nuclear Officer of FirstEnergy Generation Companies from March 2018 to March 2019, President of FirstEnergy Generation LLC from April 2017 to March 2018, and Senior Vice President, Fossil Operations and Environmental of FirstEnergy Solutions from August 2015 to April 2017.

Mr. Rausch was named Executive Vice President and Chief Nuclear Officer in November 2020. Mr. Rausch joined TVA in October 2018 as Senior Vice President and Chief Nuclear Officer. Before joining TVA, Mr. Rausch served as the Senior Vice President and Chief Nuclear Officer of Talen Energy Corporation from June 2015 until September 2018 and as the Senior Vice President and Chief Nuclear Officer of PPL Generation, LLC from July 2009 to June 2015. Mr. Rausch has 25 years of experience in virtually all the disciplines of the nuclear power industry, including roles as Site Vice President, Plant General Manager, and Director of Engineering.

Mr. Fountain was named Executive Vice President and General Counsel in March 2021. Mr. Fountain joined TVA in June 2020 as the Senior Vice President and Vice General Counsel. Prior to joining TVA, Mr. Fountain served in various leadership roles for more than 20 years with Duke Energy and predecessor companies Progress Energy and Carolina Power & Light. Most recently, Mr. Fountain served as Senior Vice President, Legal, Corporate Secretary, and Chief Ethics and Compliance Officer at Duke Energy from November 2018 to May 2020 and as President of Duke Energy North Carolina from August 2015 to November 2018.

Ms. Collins was named Executive Vice President and Chief People and Communications Officer in November 2020. Ms. Collins joined TVA in May 2014 as Vice President of Human Resources, she was named Senior Vice President and Chief Human Resources Officer in February 2016, and she was named Senior Vice President, Chief Human Resources and Communications Officer in June 2019. Before joining TVA, Ms. Collins served as Senior Vice President of Human Resources for Constellation Energy Nuclear Group, LLC from 2009 to 2014 and as Vice President of Human Resources for Constellation Energy from 2008 to 2009.

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

Committees of the TVA Board

The TVA Board has an Audit, Finance, Risk, and Cybersecurity Committee established in accordance with the TVA Act.  TVA's Audit, Finance, Risk, and Cybersecurity Committee consists of A.D. Frazier, William B. Kilbride, and Beth Harwell.

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

The TVA Board has also established the following committees in addition to the Audit, Finance, Risk, and Cybersecurity Committee:

•External Stakeholders and Regulation Committee,
•People and Governance Committee, and
•Operations and Nuclear Oversight Committee.

ITEM 11.  EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis ("CD&A") provides information on the objectives, goals, and structure of TVA's executive compensation program and the 2021 compensation awarded to TVA's CEO, CFSO, three other most highly compensated executive officers serving at the end of 2021, and one additional individual who was no longer serving as an executive officer at September 30, 2021. Collectively, these officers are TVA's 2021 Named Executive Officers ("NEOs"):

Name	Title	Employed with TVA since
Jeffrey J. Lyash	President and CEO	2019
John M. Thomas, III	Executive Vice President and Chief Financial and Strategy Officer(1)	2005
Timothy S. Rausch	Executive Vice President and Chief Nuclear Officer(2)	2018
David B. Fountain	Executive Vice President and General Counsel(3)	2020
Donald A. Moul	Executive Vice President and Chief Operating Officer(4)	2021
Michael D. Skaggs	Executive Vice President and Advisor to the CEO(5)	1994
Notes
(1)Effective June 7, 2021; former Executive Vice President and Chief Financial Officer
(2)Effective November 13, 2020; former Senior Vice President and Chief Nuclear Officer
(3)Effective March 5, 2021; former Senior Vice President, Vice General Counsel
(4)Effective June 21, 2021, employed as Executive Vice President and Chief Operating Officer
(5)Effective June 21, 2021; former Executive Vice President and Chief Operating Officer
In May 2021, Mr. Skaggs announced his intention to retire from TVA in January 2022. Effective June 21, 2021, Mr. Skaggs was appointed to serve as Executive Vice President and Advisor to the CEO until his retirement in January 2022. Mr. Moul was employed as Executive Vice President and Chief Operating Officer effective June 21, 2021.
Former Executive Vice President and General Counsel Sherry A. Quirk retired from TVA on March 5, 2021, as previously announced. Upon Ms. Quirk’s retirement, Mr. Fountain was promoted to Executive Vice President and General Counsel effective March 5, 2021.
Compensation granted in connection with the above-referenced NEO changes is set forth below in Notable 2021 Actions.
TVA's Unique Public Power Mission of Service
TVA is a corporate agency and instrumentality of the U.S. that was created in 1933 by federal legislation to provide integrated resource management of the Tennessee Valley while improving the lives of the people in the region. This congressional statute mandates a primary objective of providing reliable energy at rates that are as low as feasible; managing natural resources responsibly; and promoting economic development. Under federal law, TVA is aligned with other corporate entities as it is required to follow Securities and Exchange Commission reporting requirements, and compensation must be based on prevailing compensation for similar positions in investor-owned companies as well as governmental entities.

TVA PUBLIC POWER MISSION - TO SERVE THE PEOPLE OF THE TENNESSEE VALLEY TO MAKE LIFE BETTER

Energy
Delivering reliable, low cost, clean energy

Environment
Caring for our region's natural resources

Economic Development
Creating sustainable economic growth

MISSION OF SERVICE:

TVA CREATES VALUE FOR THE PUBLIC, NOT SHAREHOLDERS

Today, TVA operates the nation's largest public power system and is one of the largest U.S. electric utilities in terms of generating capacity.
TVA's "Public Power" mission sets it apart from its investor-owned peers. As an instrumentality of the federal government, TVA’s mission is to serve the people of the Tennessee Valley. Profits do not go to shareholders, but rather are reinvested back into the Tennessee Valley community and the energy infrastructure that powers it. In doing so, TVA uses no appropriated tax dollars. TVA is self-funded, with virtually all its operations funded through revenue and power system financings.

Complexity and Scale Comparable to Investor-Owned Utilities
TVA supplies reliable power over more than 16,000 miles of transmission lines to a population of approximately 10 million people over nearly 80,000 square miles in seven states, employs approximately 10,200 people, and helps recruit and retain billions of dollars in economic development projects annually. The complexity, scale, and scope of its utility operations rival those of the largest U.S. utility companies. Unlike most of its peers, TVA is also responsible for managing and caring for many of the natural resources, including public lands and waters, in the Tennessee Valley region.

Energy Delivering reliable, low cost, clean energy

Largest Public Power System In the United States	37,896 MW Summer Net Capacity
One of the Largest Transmission Systems In high voltage lines among United States utilities More than 16,000 miles of high voltage lines and 69 interconnections with neighboring electric systems	3rd Largest Electricity Generator In the United States, based on 2020 Total Electric Generation
3rd Largest Nuclear Fleet In the United States, providing over 40 percent of the energy produced by TVA

29 Power-Generating Dams Hydroelectric providing 3,750 megawatts of net summer capability

3rd Largest Pumped-Storage Hydro Plant In the United States, capable of producing 1,635 megawatts of net summer capability on demand

Generating Assets
–Three nuclear sites
–Five coal-fired sites
–29 hydroelectric sites
–One pumped-storage hydroelectric site
–Nine combustion turbine gas sites
–Eight combined cycle gas sites
–13 solar energy sites
–One diesel generator site

Partnering with 153 Local Power Companies, Every Day We Serve
Approximately 10 Million People	Over 775,000 Businesses Including 57 corporations and federal installations
Across Seven States
Managing Large, Complex Operations Safely Continued Strong Safety Performance

Carbon Reduction Leadership

63% reduction in mass carbon emissions from generation from CY 2005 to CY 2020

Environment Caring for our region's natural resources

Managing
49 Dams Hydroelectric and non-power	Approximately 100 Public Recreation Areas

The Tennessee River to provide year-round navigation, flood damage reduction, and affordable and reliable electricity

Caring for

Over 40,000 Miles of Rivers, Streams, and Tributaries	11,000 Miles of reservoir shoreline 293,000 Acres of reservoir land 650,000 Surface Acres of reservoir water
Approximately 800 Miles of Commercially Navigable Waterways

Economic Development Creating sustainable economic growth

Attracting Over $8.8 Billion Investments in Tennessee Valley creating and retaining approximately 80,900 jobs	Approximately 10,200 Employees 15,500 Contractors

TVA Programs

Rural Development
Rural Leadership Institute / Customized Training
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
Financial support for communities to make sites and buildings more marketable for companies to locate and grow
Training and Development
Training & development, facilitation services, leadership training, workforce training, and talent development

Top Utility in Economic Development 16 Consecutive Years By Site Selection Magazine

Attracting Experienced Talent Requires Competitive Pay
Talent matters because of its value contribution and scarcity. Attraction and retention of talent is paramount to TVA given its complex operations and high performance expectations. This important component of TVA's strategy was incorporated in the TVA Act through the requirement of competitive compensation in the Consolidated Appropriations Act of 2005. In order to fulfill its public power mission in the most effective way possible, TVA must provide market-based, competitive compensation levels to deliver superior performance and execute ambitious multi-year objectives aligned with TVA's public power mission.
TVA is one of the largest and most complex organizations in the energy services industry, with generating capacity and assets that surpass most of its peers. While TVA's revenue is below the median of its peer group, this is reflective of TVA's success with regard to its public service mission, as one of its primary objectives is to maintain the lowest feasible rates. As noted in "Delivering Value Through Superior Performance" below, TVA's rates are below the rates of the vast majority of the top U.S. utilities. Unique to TVA, the company is also responsible for managing the Tennessee River system to provide flood control, navigation, hydroelectric generation, recreation, water quality and supply, and other benefits. Further, TVA plays the critical role of attracting and allocating a significant amount of capital back into the economic development of the Tennessee Valley. TVA successfully manages all of this with an employee count below the median employee count of its peers, demonstrating a comparatively greater efficiency.

TVA POSITIONING AGAINST PEERS*

*For information on peer group, see "Compensation Setting Process Demonstrates Strong Governance - TVA Competes with Peers for Talent" below.
(1)Based on data from the consecutive four quarters ended June 30, 2020 (data source S&P's Capital IQ)
(2)Based on data from the consecutive four quarters ended June 30, 2020 (data source S&P's Capital IQ)
(3)Based on fiscal year end as of October 2020 (data source S&P's Capital IQ)
(4)Based on data reported by SNL Energy in March 2020
(5)Based on data reported by SNL Energy in March 2020

Given the nature and scale of its operations, TVA competes with large investor-owned utilities ("IOUs") to attract and retain talent. Five of TVA's six NEOs were formerly employed by IOUs. Additionally, over 70 percent of TVA executives who were externally recruited over the last five years are former employees of IOUs. TVA's ability to compete with these organizations for talent has yielded success for TVA and its stakeholders.
Delivering Value Through Superior Performance
TVA's success is measured in terms of value delivered to the businesses, customers, and residents of the Tennessee Valley by providing low-cost energy, maintaining reliable, safe, and efficient infrastructure, investing in the community's economy, and managing and protecting its environmental assets. Executing on its strategic priorities, TVA continues to make a positive impact on all of its stakeholders, as shown below. Under the leadership of TVA's NEOs, TVA's employees delivered another year of performance improvements – and achieved or exceeded nearly all 2021 key performance objectives – despite the continuation of challenges arising from the COVID-19 pandemic.

Safety-Focused Operations
•Top decile performance for TVA's Recordable Injury Rate and top quartile performance for TVA's Serious Injury Rate in 2021
–Continued Strong Safety Performance
–Consistent decline in recordable injuries and illnesses
Pay for Performance
•Above target at-risk incentive payouts awarded to employees for achieving company performance goals in 2021
Inclusive Culture
•Ranked in Top 100 - 2021 America's Most Loved Workplaces® (Newsweek in partnership with Best Practice Institute)
•Established Inclusion with Diversity ("IwD") Council - advises, champions, and oversees all IwD strategies and actions
•Supports nine Employee Resource Groups ("ERGs")
•2021 Military Friendly® Employer - Top 10 designation. Military veterans comprise approximately 18 percent of the TVA workforce
•2021 Military Friendly® Supplier Diversity - Top 10
•2021 Military Friendly® Spouse Employer
•VETS Indexes 5-Star Employer
•2021 Diversity Impact Award - Top 10 Diversity Action Award (Association of ERGs and Councils)
•Ranked in Top 5 in Tennessee for third consecutive year on Forbes list of America's Best-in-State Employers in 2021
•Ranked No. 2 in Utilities Industry on Forbes America's Best Large Employers in 2021
Benefits and Well Being
•Recognized by Plan Sponsor - 2021 Best in Class 401(k) Plans
Training and Education
•Continued investing in TVA's employees through training and performance improvement programs
COVID-19 Pandemic Support
•Continued TVA Employee Relief Fund established in 2020 to support employees adversely impacted by the COVID-19 pandemic and natural disasters
•Provided support for employees including:
◦establishing a mental health advocacy program
◦providing unlimited Employee Assistance Program sessions
◦enhancing paid leave
◦providing tutoring resources
◦providing vaccination clinics and wellness incentive for vaccinations
Strong Labor Partnerships
•Employees and contractors are represented by 17 different labor union groups
•One of the largest U.S. contributors to Helmets to Hardhats program

Reliable and Clean Energy
•99.999 percent transmission reliability since 2000
•$17.1 billion invested in a cleaner and more diverse energy generation mix since 2013
•Cleanest power system in the Southeast, as a percent of total generation
Effective Resource Management
•Over $9.7 billion in flood damage averted in the Tennessee Valley and along the Ohio and Mississippi Rivers over TVA's recorded history, with $170 million in flood damage averted in the Tennessee Valley in 2021
•Operates River Forecast Center around the clock, monitoring weather conditions and forecasts, and constantly watching and adjusting the Tennessee River system
•Manages the Tennessee River system in an integrated manner, balancing hydroelectric generation, navigation, flood-damage reduction, water quality and supply, and recreation

TVA Strength and Stability
•Organization and operations entirely self-funded since 1999
•In 2020, TVA achieved and surpassed its strategic goal of reducing debt to $21.8 billion by 2023, and made even further reductions in debt in 2021
•TFO of $20.5 billion – lowest in over 30 years
•Issued Green Bond offering - with lowest interest rate on a 10-year financing in TVA history
•$54 million lower interest expense in 2021 compared to 2020 mainly due to lower debt levels
Low, Stable Rates
•Residential rates lower than 80 percent of the top 100 U.S. utilities (based on June 2021 12-month rolling average from U.S. Energy Information Administration ("EIA"))
•Industrial rates lower than more than 95 percent of the top 100 U.S. utilities (based on June 2021 12-month rolling average from EIA)
•Effective wholesale rates held stable and low for past eight years

Strong Partnerships
•COVID-19 Pandemic Support
•Made $1.0 billion of credit support available to local power companies ("LPCs") which was available through December 31, 2020
•Provided regulatory relief and flexibility to LPCs
•Provided a 2.5 percent Pandemic Relief Credit to TVA's LPCs, their large commercial and industrial customers, and TVA's directly served customers totaling $221 million for 2021
•Approved a 2.5 percent Pandemic Recovery Credit that will apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA's directly served customers, expected to approximate $220 million for 2022
•Provided approximately $13 million through the Back-to-Business Credit Program, since its 2020 inception, to help large customers return to work at pre-pandemic levels
•Continued support through the Community Care Fund established in 2020 that has already provided over $4 million, with nearly $2 million provided in 2021, and an additional $5 million available, to support local initiatives that address hardships created by the COVID-19 pandemic.
•Returned $189 million in bill credits to local power companies participating in Long-Term Partnership Agreements in 2021
Economic Development
•Named Top Utility in Economic Development by Site Selection Magazine for 16th year in a row
•Efforts continued to attract and encourage the expansion of business and industries in the Tennessee Valley in 2021 contributing to:
◦Over $8.8 billion in investments, and
◦Approximately 80,900 jobs created or retained
•Supported rural communities with TVA economic development programs tailored to meet the needs of these areas
•Contributed nearly $500 million in tax equivalent payments to states and local governments in 2021 (excluding impacts from tax equivalents related to fuel cost adjustments)
Community Support
•Nearly $3 million donated to organizations across the Valley in addition to the Community Care Fund
•Distributed over 1 million meals to families in need in 2021 through TVA's partnership with Feeding America
•Continued support through the Home Uplift program - Valley wide

Sustainability
•Carbon-free power supply mix was 56 percent for the year ended September 30, 2021
•For CY 2020, TVA's mass emissions of carbon dioxide were at a 63 percent reduction from 2005 levels
–Chart depicts both generated and purchased power within respective resource types. In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduced 2021 energy needs by about 2,300 GWh or 1.4%.
•Contracted over 1,000 MW of additional solar and 196 MW of battery storage in 2021, as a result of TVA’s 2020 request for proposals
•Top quartile utility in renewable energy production in the Southeast
•Issued second annual TVA Sustainability Report; supplemental Carbon Report; and Edison Electric Institute Environmental, Social, Governance and Sustainability Report
•Ranked in Global Top 100 in Green Utilities 2021 Report by Energy Intelligence

Programs and Partnerships
•TVA offers renewable energy programs, in partnership with LPCs, which allow businesses and individuals to purchase renewable energy certificates to meet their renewable energy and sustainability goals
•Launched Green Connect (small-scale solar option) to connect residential customers interested in onsite solar installations with qualified solar installers
•Launched the Fast-Charge Network for electric vehicles, in collaboration with state agencies, LPCs, and third-party charging developers and in partnership with the State of Tennessee, with plans for fast charging stations every 50 miles along Tennessee’s interstates and major highways
•Founding member of the Electric Highway Coalition, an alliance of utility companies committed to enabling long-distance electric vehicle travel through a network of DC charging stations connecting major highway systems
•In partnership with Oak Ridge National Laboratory ("ORNL"), the University of Tennessee, and Techstars, created a regional innovation program in Knoxville, aimed at inspiring innovation and entrepreneurship
•Approved new policies and an optional wholesale EV rate intended to support the expansion of electric vehicle charging infrastructure across the region
•In 2020, launched first TVA-owned, grid scale, lithium-ion demonstration battery project; awarded the contract for the project in 2021
National Defense
•Proudly supports national defense efforts and partners with ORNL on cutting-edge research

Public Power Mission Means Exceptional Performance with Conservative CEO Compensation
Despite the continued headwinds created by the COVID-19 pandemic, TVA's workforce performed at a high level in 2021 in managing TVA's extensive, complex operations and delivering on its public power mission. As a result of its high level of performance, TVA achieved its performance objectives above the target goals for both its annual and long-term incentives for 2021 - at 142 percent and 132 percent, respectively. TVA is a utility company that competes with other utilities - including investor-owned utilities - for talent, but since TVA is a mission-based organization, TVA compensates its CEO conservatively relative to its compensation peers. In particular, TVA's CEO is currently compensated below the 50th percentile of 2021 compensation peers. TVA's performance along with its compensation structure results in differentiated value delivered directly to the residents of the Tennessee Valley and reflects a keen focus on TVA's mission of serving those residents.

Notable 2021 Actions
The following are key actions during 2021:
Independent Study Confirms CEO Compensation Benchmarking Remains Competitive
In January 2021, FW Cook concluded its independent study of CEO compensation commissioned by the Committee. FW Cook concluded that TVA’s historical approach to benchmarking, which blends data from IOUs, government agencies, and non-profit entities, remains relevant, and captures the intent of the TVA Act to develop an annual salary survey based on market data of relevant peers.
Named Executive Officer Appointments and Promotions

NEO	Event	Compensation Arising Out of Event
John M. Thomas, III
Effective June 7, 2021, TVA’s CEO approved a title change, reflective of additional scope and responsibilities, from Executive Vice President and Chief Financial Officer to Executive Vice President and Chief Financial and Strategy Officer.

•Annual salary increased from $686,582 to $765,000.
•Prorated 2021-2023 long-term performance ("LTP") grant of $1,039,000, which replaced the 2021-2023 LTP grant of $1,000,000 made on October 1, 2020. See 2021–2023 Outstanding LTP Performance Cycle for vesting and other terms.
•Prorated 2021 long-term retention ("LTR") grant of $441,000, which replaced the 2021 LTR grant of $432,000 made on October 1, 2020. See 2021 Long-Term Retention Award Grant for vesting terms.

David B. Fountain	Effective March 5, 2021, TVA’s CEO approved the selection and compensation as Executive Vice President and General Counsel.
•Annual salary increased from $465,750 to $540,000.
•Annual incentive opportunity increased from 55% to 70%.
•Prorated 2021-2023 LTP grant of $562,500, which replaced the 2021-2023 LTP grant of $375,000 made on October 1, 2020. See 2021–2023 Outstanding LTP Performance Cycle for vesting and other terms.
•Prorated 2021 LTR grant of $316,500, which replaced the 2021 LTR grant of $249,000 made on October 1, 2020. See 2021 Long-Term Retention Award Grant for vesting terms.
•Tier 1 participant in Supplemental Executive Retirement Plan.

Donald A. Moul	Appointment as Executive Vice President and Chief Operating Officer effective June 21, 2021
•Annual salary of $765,000.
•Annual Incentive opportunity of 70% of annual salary. 2021 annual incentive award will be prorated based on number of days Mr. Moul participates in performance period ending September 30, 2021. See Executive Annual Incentive Plan for vesting and other terms. Long-term incentive opportunity of 205% of annual salary beginning with performance cycle ending on September 30, 2021.
•Long-term incentive awards for performance cycles ending September 30, 2021, 2022, and 2023 will be prorated based on number of full months Mr. Moul participates in these performance cycles. See Long-Term Incentive Compensation for vesting and other terms.
•Tier 1 participant in Supplemental Executive Retirement Plan.
•Reimbursement of actual and reasonable travel and moving expenses.
•Deferred cash recruitment and relocation incentive of $1,200,000 paid in three installments of $650,000, $450,000 and $100,000, all of which must be repaid to TVA if, within two years of the effective date of each payment, (1) he voluntarily terminates his employment, unless the separation is for reasons beyond his control and acceptable to TVA, or (2) he is terminated for cause.

Changes to Compensation Plan to Enhance Governance
On April 29, 2021, the Board of Directors approved revisions to the TVA Compensation Plan to enhance Plan governance and provide clarification of current practices in the following areas:
•Compensation may be targeted below the median of the relevant labor market for certain positions, for certain business reasons;
•A majority of long-term compensation is typically targeted as at-risk, performance-based compensation; and
•The Board retains the right to change goals and measures for incentive performance awards during or at the conclusion of the performance period if necessary to ensure a fair and balanced outcome.
Supplemental Compensation Plan Changes to Better Align to Market
Long-Term Incentive Plan Amended
On November 12, 2020, the CEO approved an amended and restated Long-Term Incentive Plan ("LTIP") that allows TVA to make off-cycle performance-based grants and retention grants on a pro-rated basis. This change better aligns TVA’s plan to market practices and accommodates mid-cycle promotions and new hires.
Executive Severance Plan Adopted
On February 10, 2021, TVA’s CEO established the TVA Executive Severance Plan (the “Severance Plan”), including the eligibility of TVA’s named executive officers (other than the CEO) to participate in the Severance Plan. The Severance Plan was designed and established following a market study of executive severance arrangements of TVA’s peers. On February 11, 2021, the Board approved the CEO’s participation in the Severance Plan as part of the overall market review of CEO compensation.
See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for more information about the Severance Plan.
Changes to Performance Goals to Account for External Factors and Impacts Beyond Management Control
Performance Goals - 2021 Annual Incentive Award
On April 30, 2021, pursuant to the authority delegated under the TVA Compensation Plan, the CEO approved revised performance goals for the Annualized Nuclear Unit Capability Factor measure of the TVA Enterprise Scorecard, which the CEO believed was consistent with TVA’s compensation philosophy focus on pay for performance, to account for the steam generator degradation at Watts Bar Nuclear Plant Unit 2, which was beyond the control of management. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Key Initiatives and Challenges – Generation Resources – Watts Bar Unit 2. The TVA Enterprise Scorecard sets forth the performance goals applicable to the Winning Performance Team Incentive Plan ("WPTIP") and the Executive Annual Incentive Plan ("EAIP"). The revised goals are set forth below. No changes were made to the goals for the other measures.

	Threshold		Target		Stretch
Measure	Original	Revised	Original	Revised	Original	Revised
Annualized Nuclear Unit Capability Factor	91.3	89.5	92.0	90.2	93.7	91.9
See Executive Annual Incentive Plan below for more information about the 2021 Annual Incentive Award.
Performance Goals - 2019-2021 LTP Awards
On April 29, 2021, the Board exercised its discretion under the TVA Compensation Plan to approve a revised performance goal for the 2021 External Performance Indicators for the TVA Nuclear Fleet measure for the 2019-2021 LTP performance cycle. The revision, which the CEO believed was consistent with TVA’s compensation philosophy focus on pay for performance, was made to account for the impacts of eelgrass intrusion at Browns Ferry Nuclear Plant and steam generator degradation at Watts Bar Nuclear Plant Unit 2, both of which were beyond the control of management. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Key Initiatives and Challenges – Generation Resources – Watts Bar Unit 2 and Aquatic Vegetation. The revised External Performance Indicators for the TVA Nuclear Fleet impacted the calculation of the External Measures composite metric, and the Board accordingly approved a corresponding change to the goals for that metric. The revised performance goals are set forth in the table below. The other performance measures and goals were not changed.

		Threshold		Target		Stretch
Measure	Weighting	Original	Revised	Original	Revised	Original	Revised
External Measures (1)	30%	82.0	81.5	89.8	89.4	97.5	97.1
External Performance Indicators for the TVA Nuclear Fleet (2)	25% of External Measures	92.5	90.7	95.0	93.2	97.0	95.2
Notes
(1)For the 2019-2021 performance cycle, the External Measures metric is a composite of five performance measures: External Performance Indicators for the TVA Nuclear Fleet, Media Tone, Stakeholder Survey, Customer Loyalty, and Board Level Significant Events. The original goals for the Media Tone, Stakeholder Survey, Customer Loyalty, and Board Level Significant Events measures have not been changed.
(2)The External Performance Indicators for the TVA Nuclear Fleet measure is calculated using a weighted combination of key performance metrics established by an external nuclear industry organization based on standard nuclear industry definitions for station performance.
Performance Goals - 2020-2022 LTP and 2021-2023 LTP Awards
On August 18, 2021, the Board exercised its discretion under the TVA Compensation Plan to approve revised goals for the External Performance Indicators for the TVA Nuclear Fleet measure for the 2020-2022 and 2021-2023 LTP performance cycles to reflect new industry performance indicator goals established by an external organization, as well as impacts from the Watts Bar Unit 2 steam generator mid-cycle outage (2020-2022 LTP performance cycle), both of which were beyond the control of management. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Key Initiatives and Challenges – Generation Resources – Watts Bar Unit 2.
The revised performance goals are set forth in the table below. The other performance measures and goals were not changed.

	Threshold		Target		Stretch
Measure	Original	Revised	Original	Revised	Original	Revised
2020-2022 LTP award - External Performance Indicators for the TVA Nuclear Fleet(1)	94.3	87.4	96.2	91.0	97.7	93.6
2021-2023 LTP award - External Performance Indicators for the TVA Nuclear Fleet(1)	95.3	92.1	96.8	94.9	98.3	97.7
Note
(1)The External Performance Indicators for the TVA Nuclear Fleet measure is calculated using a weighted combination of key performance metrics established by an external nuclear industry organization based on standard nuclear industry definitions for station performance. The external index used for the External Performance Indicators for the TVA Nuclear Fleet measure for the 2020-2022 and 2021-2023 performance cycles was the 2020 Index. In 2021, the external organization established new performance indicators resulting in a new index.
See Long-Term Incentive Plan Compensation below for more information about the 2020-2022 LTP awards and 2021-2023 LTP awards.
There were no compliance issues under Section 409A of the Internal Revenue Code associated with the changes in the performance goals for the 2021 EAIP performance cycle or the 2019-2021, 2020-2022, or 2021-2023 LTP performance cycles since no amounts were deferred in connection with any awards under these performance cycles.

Updates to 2021-2023 LTP Award Metrics
The metrics and weightings under the 2021-2023 LTP Award were updated to support TVA's long-term financial strength, strengthen its customer loyalty and stakeholder relationships, and streamline the metrics as follows:

Metric	2020-2022 LTP Award – Weight	2021-2023 LTP Award – Weight
Non-Fuel Delivered Cost of Power	40%	45%
Load Not Served	30%	30%
External Performance Indicators for TVA Nuclear Fleet	15%	15%
Customer Survey(1)	5%	5%
Stakeholder Survey(1)	5%	5%
Media Tone(1)	5%	Eliminated
Note
(1)For the 2020-2022 LTP, Customer Survey, Stakeholder Survey, and Media Tone were combined under an External Measures composite metric. The External Measures composite metric, as well as the Media Tone submetric, have been eliminated for the 2021-2023 LTP award.

See 2021–2023 Outstanding LTP Performance Cycle for the goals for each measure and for more information about the 2021-2023 LTP Award.
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
The Compensation Plan is designed to:

•Provide market-based, competitive compensation levels so TVA can attract, retain, and motivate highly competent employees. Target total direct compensation generally is determined by reference to the median (50th percentile) of the relevant labor market. Executives may be positioned above or below the median based on labor market scarcity and other factors such as tenure in the role.
•Set performance goals that are aligned with TVA's strategic priorities.
•Incentivize and reward short-term and long-term performance by providing a mix of salary and performance-based short-term and long-term incentives, typically targeting a majority portion of long-term compensation in the form of at-risk, performance-based compensation.
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
TVA's Executive Compensation Program Aligns Pay with Performance
Nearly two-thirds of the CEO's target total direct compensation (“TDC”) is performance-based and at risk, based on achievement of performance goals that further advance TVA's mission and strategic objectives. More than half of the other NEO's target TDC opportunity is performance-based and at risk. This alignment of compensation with performance also results in compensation being aligned with value delivered to TVA's stakeholders, including LPCs, businesses, and communities, and to the economy of the Tennessee Valley.

CEO TARGET TDC COMPENSATION MIX	OTHER NEO TARGET TDC COMPENSATION MIX

2021 CEO Target Total Direct Compensation Is Below the Peer Median
The TVA Act requires competitive, market-based executive compensation. Many of TVA's peers, with similarly complex and large-scale operations, are investor-owned utilities. The TVA Board considers TVA's federal agency status in setting compensation components and pay levels, both directly – by incorporating government agencies into the executive compensation survey sample used to develop benchmarks, as required by the TVA Act – and indirectly by targeting TDC below the 50th percentile median of the market composite data.
The TVA Board increased Mr. Lyash's pay for 2021 to reflect his leadership and experience. While the change moved Mr. Lyash's pay closer to the median in 2021, his target TDC is below the 25th percentile of the 2021 market composite.
The use of benchmarking data is described in detail under Compensation Setting Process Demonstrates Strong Governance – TVA Competes With Peers For Talent below.
The graphics below illustrate 2021 target TDC for the CEO and the average 2021 target TDC for the other NEOs as compared to the 2021 market composite 25th and 50th (median) percentiles.
Note
Target market assessment effective October 2020 and included market composite of Willis Towers Watson (“WTW”) database and proxy peer group.

CEO Compensation at a Glance
ACTUAL 2021 TOTAL DIRECT COMPENSATION ("TDC") EARNED

$1,100,000 BASE SALARY
$2,928,750
ANNUAL PERFORMANCE AWARD
At risk, performance based
Under the Executive Annual Incentive Plan ("EAIP"), 142 percent of target enterprise performance achieved, 125 percent Individual Multiplier applied

$2,671,680
LONG-TERM PERFORMANCE ("LTP") AWARD(1)
At risk, performance based
Under the Long-Term Incentive Plan ("LTIP"), 132 percent of LTP achieved for the three-year performance cycle ended September 30, 2021
$754,300 LONG-TERM RETENTION ("LTR") AWARD(2) Under LTIP, award amount consists of two 2021 tranches - 2020 LTR award and 2021 LTR award
Notes
(1)Mr. Lyash was granted an LTP award with a target amount $2,024,000 effective October 1, 2019, for the 2019-2021 performance cycle that was part of his employment offer. Since Mr. Lyash joined TVA in 2019, this is the first LTP award he earned under the LTIP.
(2)Mr. Lyash's long-term incentives earned in 2021 reflect a partial long-term incentive award. While executives typically have three overlapping retention awards (typically granted annually with ratable vesting over-three years subject to continued employment), since Mr. Lyash joined TVA in 2019, he had only two such awards outstanding in 2021.
TDC earned reflects the decisions made by the Committee at the end of 2021 to reward the CEO for his past performance. Under Mr. Lyash's leadership as CEO, TVA has made meaningful progress on improving its Public Power mission. The company's outperformance under key operational metrics strengthened TVA's ability to deliver low-cost and reliable energy to the Tennessee Valley.

2021 TARGET TOTAL DIRECT COMPENSATION OPPORTUNITY GRANTED BELOW MARKET MEDIAN

18%
16%
$6,913,000
24%
42%
66%
At Risk/
Performance-Based
2021 CEO TDC at Target is 28% below 50th percentile of 2021 market composite data
Salary
Long-Term Performance Award
Long-Term Retention Award
Annual Performance Award

Target TDC opportunity is forward-looking – it represents potential compensation set by the Committee, effective at the beginning of 2021, to incentivize superior performance. Some of the $6,913,000 opportunity was earned in 2021 (salary, annual performance award and 1/3 of the LTR award) while most will not be earned until future satisfaction of performance or employment conditions: Mr. Lyash will earn the LTP award component only upon achievement of certain performance targets at the end of the three-year performance period (September 30, 2023), and he will receive the second and third tranches of the LTR award opportunity only upon his continued employment on each of September 30, 2022 and September 30, 2023. See "2021 Performance Goals and Performance Achievement" below for more information on annual and long-term incentive plans.
There is no minimum payment guaranteed under the annual and long-term performance awards. The amount that he will receive upon the vesting of those awards will be determined at the end of the performance periods and depends on the level of performance against preset performance goals.

OTHER COMPENSATION
Mr. Lyash was paid $292,000 in 2021 as the third and final tranche of a deferred cash recruitment and relocation incentive award under his employment offer letter. This deferred cash incentive award was intended to compensate him for amounts he forfeited from his previous employer in order to join TVA, as well as to provide some measure of substitute compensation in light of his not being eligible to receive any LTP incentive payments until September 2021.

KEY COMPANY PERFORMANCE METRICS
The 2021 annual key performance metrics objectives were established in 2020 and, despite challenges presented by the COVID-19 pandemic, TVA exceeded all targeted objectives, delivering high operational, safety, and financial strength performance for 2021. The LTP performance metrics below were for the 2019-2021 performance cycle. Organizational performance under the 2019-2021 LTP program was stronger than expected in key operational measures.

Annual Metric(1)	Target Performance	Actual Performance	Weight	Performance Against Target
TVA Total Spend ($M)	$5,333	$5,144	40%	Exceeded stretch goal
Load Not Served (System Minutes)	3.9	3.2	30%	Exceeded stretch goal
Annualized Nuclear Unit Capability Factor	90.2%	90.5%	15%	Exceeded target goal
Combined Cycle Equivalent Availability Factor	80.9%	85.3%	10%	Exceeded target goal
Coal Equivalent Availability Factor	64.0%	71.6%	5%	Exceeded target goal

LTP Metric(1)	Target Performance	Actual Performance	Weight	Performance Against Target
Non-Fuel Delivered Cost of Power	3.44	3.22	40%	Exceeded stretch goal
Load Not Served (System Minutes)	4.0	3.2	30%	Exceeded stretch goal
External Measures	89.4	87.9	30%	Above threshold goal
Note
(1)See 2021 Performance Goals and Performance Achievement below for further information on each performance metric and 2021 results.
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
•On the recommendation of the CEO, the TVA Board will approve the salaries of employees whose salaries would be in excess of Level IV of the Executive Schedule of the U.S. Government ($172,500 in 2021); and
•The CEO will determine the salary and benefits of employees whose annual salary is not greater than Level IV of the Executive Schedule ($172,500 in 2021).
Under the authority of the TVA Act, the TVA Board, its People and Governance Committee (the "Committee"), and individual TVA Board members are involved in compensation matters. The TVA Board has taken the following actions to delegate authority with respect to compensation:
•The TVA Board has delegated to the TVA Board Chair, in consultation with the Committee and with input from individual members of the TVA Board, the authority to evaluate and rate the CEO's performance during the year, and the authority to approve any payout to the CEO under the EAIP, based on, among other things, the CEO's evaluated performance during the year.
•The TVA Board has authorized the CEO to set or adjust compensation for present or future direct reports within a compensation range of 80 percent to 110 percent of the target TDC, as well as to approve the parameters under which such executives may participate in certain supplemental benefit plans such as TVA's Supplemental Executive Retirement Plan ("SERP"), provided that the CEO may not finally set or adjust such compensation until the TVA Board members have been notified of the proposed compensation and given the opportunity to ask the Committee, or the full TVA Board, to review the proposed compensation before it becomes effective.
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

Role of Compensation Consultant
The Committee engaged the independent consulting firm Frederic W. Cook & Co., Inc. ("FW Cook") in 2021 to determine the peer group and the benchmarking process, and to help evaluate competitive compensation. The Committee assessed certain independence factors and determined the firm's work raised no potential conflict of interest.

Compensation Setting – Annual Roles and Responsibilities
The following chart sets forth the roles of the TVA Board, Board Chair, Committee, and CEO, and typical timeframe, in setting compensation for the NEOs.

What	When	How
Compensation Governance	January	–Committee reviews and evaluates independent compensation consultant.
	April - May	–Committee reviews TVA Compensation Plan, peer group, and benchmarking process and recommends any changes to the TVA Board. –TVA Board reviews and approves any changes.
Incentive Plans Goals and Measures	April	–Committee reviews proposed performance targets for next fiscal year.
	July - August	–Committee finalizes recommendation on goals for next fiscal year. –CEO and TVA Board approve incentive plan pay goals for upcoming cycles.
Corporate Multiplier (WPTIP/EAIP)	October - November
–CEO evaluates and assesses performance results compared to target goals.
–CEO recommends corporate multiplier (reviewed by the Committee) for TVA Board approval.
–Committee reviews and recommends to the TVA Board.
–TVA Board reviews and approves.

Long-Term Incentive Plan -Long-Term Performance ("LTP")	October - November
–CEO evaluates performance and recommends LTP payout percentage (reviewed by Committee) for TVA Board approval.
–Committee reviews and recommends LTP payout percentage.
–TVA Board reviews and approves the LTP payout percentage.
–The TVA Board has the discretionary authority to review the results of performance measures and goals and to approve any adjustments to payouts in appropriate circumstances.

Executive Schedule ("ES") Level IV	October - November
–The list of employees (excluding CEO and Inspector General ("IG")) whose salaries would be above ES Level IV ($172,500 for 2021) is made available to the Committee and other TVA Board members.
–Proposed delegation for the CEO to approve the list is reviewed prior to presentation for TVA Board approval.
–TVA Board approves, on recommendation of CEO, the salaries of employees (excluding CEO and IG) whose annual salary would be above ES Level IV.
–Approval of employee list has been delegated annually to CEO (2008 – 2021).

CEO Performance Evaluation	September - November
–Individual TVA Board members complete CEO performance assessment and return to Compensation.
–Compensation summarizes comments and information and presents to the Board Chair.
–Board Chair consults with Committee.
–Board Chair informs EVP, Chief People and Communications Officer, he/she has:
•Evaluated the CEO's performance
•Determined the EAIP award
–Board Chair and Committee Chair jointly inform CEO of his/her performance evaluation.

CEO Compensation Adjustment	October - November
–Committee reviews the compensation consultant's benchmarking and market analysis report.
–Committee decides whether to recommend compensation adjustments for the CEO (recommends to the full TVA Board, if applicable).
–TVA Board reviews and approves at the November Board meeting, if applicable.

CEO Executive Annual Incentive Plan ("EAIP") Award	October - November
–Board Chair obtains input from TVA Board members, consults with Committee, and approves any payout, or adjustments to payout, to the CEO under the EAIP.
–Informs EVP, Chief People and Communications Officer, via memo.

CEO Annual Performance Goals	October - November
–Board Chair reviews and discusses with CEO performance goals for the next fiscal year.
–Board Chair consults with appropriate TVA Board committee.
–Board Chair solicits input from individual TVA Board members.
–Board Chair informs CEO of approved goals.

CEO Direct Report Compensation	October - November
–CEO determines compensation adjustments for CEO direct reports. The TVA Board has delegated this responsibility to the CEO for the CEO direct reports within an approved range (80-110 percent of market TDC).
–CEO reviews CEO direct reports' performance with Committee and informs TVA Board members of compensation adjustments under consideration prior to approving the compensation adjustments.
–CEO notifies EVP, Chief People and Communications Officer, of approved compensation adjustments via memo.

Compensation Discussion and Analysis ("CD&A")	October - November	–Committee reviews and recommends inclusion in TVA's Annual Report on Form 10-K.

TVA Competes with Peers for Talent
A fundamental goal of TVA's executive compensation program is to attract, retain, and motivate the highly competent talent necessary to manage TVA's complex operations and achieve superior performance. TVA competes for this talent with large investor-owned energy companies, and thus TVA needs to offer compensation programs that are competitive with those peers.
Use of Market Data and Benchmarking
TVA generally determines target TDC for executives based on the relevant labor market. After compiling market compensation for the positions at the beginning of 2021, the Committee, with assistance from FW Cook, used the information to:
•Assess target compensation level and incentive opportunity competitiveness; and
•Determine appropriate target compensation levels and incentive opportunities to maintain the desired degree of market competitiveness taking into consideration other factors such as experience, skill set, performance, and internal parity.
The relevant labor market for most of TVA's executives, including the NEOs, consists of both private and publicly-owned companies in the energy services industry that have similar revenue and scope as TVA. Each year, the Committee's compensation consultant recommends a peer group for approval by the Committee. For 2021 compensation opportunities, TVA's market data was determined based on a review of executive compensation survey data and proxy peer group data. For the survey-based analysis, TVA referenced a sample from the 2020 Willis Towers Watson Energy Services Executive Compensation Database consisting of (i) 36 IOUs with revenues greater than or equal to $3.0 billion plus (ii) 10 additional government entities with revenue greater or equal to $1.0 billion. Data from this sample were further regressed to TVA's size based on revenue. For NEO roles, the survey analysis was supplemented with public compensation data from a separate proxy peer group of IOUs. The Committee reviews the proxy peers annually to ensure continued appropriateness, including comparable business content and model, company size measured primarily by revenue and assets, and other refining factors such as generating capacity, number of employees, and number of customers. When making compensation decisions for 2021, the Committee reviewed peer group size data, which is shown below. At that time, TVA was centrally-positioned within the current peer group; the primary financial metrics, revenue and assets, are positioned near the median, while secondary metrics are balanced, with generating capacity above the 85th percentile, customers above the 75th percentile, and employee count at the 30th percentile.

TVA REVENUE VS PEERS(1) ($MMs)	TVA ASSETS VS PEERS(2) ($MMs)	GEN CAPACITY VS PEERS(3) (000s MW)	TVA EMPLOYEE COUNT VS PEERS(4)	TVA CUSTOMER COUNT VS PEERS(5) (000s)

Notes
(1)Based on data from the consecutive four quarters ended June 30, 2020 (data source S&P's Capital IQ)
(2)Based on data from the consecutive four quarters ended June 30, 2020 (data source S&P's Capital IQ)
(3)Based on fiscal year end as of October 2020 (data source S&P's Capital IQ)
(4)Based on data reported by SNL Energy in March 2020
(5)Based on data reported by SNL Energy in March 2020
For executives with both proxy and survey benchmarks, competitive comparisons were made relative to a "market composite" or an average of the survey and proxy data.

List of Compensation Peer Companies
The following chart outlines the companies that constituted the survey sample and proxy peer group used to benchmark NEO compensation for 2021:

Company	Investor Owned Utilities with Revenue Greater than or Equal to $3.0 Billion Which Participated in 2020 Willis Towers Watson Energy Services Survey	Government Entities Which Participated in 2020 Willis Towers Watson Energy Services Survey	Proxy Peer Group of Investor Owned Utilities
AES Corp.
Alliant Energy
Ameren
American Electric Power Co., Inc.
AVANGRID
Berkshire Hathaway Energy
Calpine
CenterPoint Energy, Inc.
CMS Energy Corp.
Consolidated Edison
CPS Energy
Dominion Energy
Dominion Energy Southeast
DTE Energy Co.
Duke Energy Corp.
Edison International
Entergy Corp.
Evergy
Eversource Energy
Exelon Corp.
FirstEnergy Corp.
JEA
LG&E and KU Energy
Lower Colorado River Authority
National Grid USA
Nebraska Public Power
NextEra Energy, Inc.
NiSource
New York Power Authority
NRG Energy
Oak Ridge National Lab
Oglethorpe Power
Oncor Electric
Omaha Public Power
Pacific Gas and Electric Co.
Pinnacle West Capital
PPL Corp.
Public Service Enterprise Group Inc.
Puget Sound Energy
Salt River Project
Santee Cooper
Sempra Energy
Southern Company
Vistra Energy
WEC Energy
Xcel Energy

Assessment of Risk
TVA's Enterprise Risk Management Organization, in coordination with other members of TVA's management, including Total Rewards and Strategic Performance, conducts an annual assessment of enterprise level risks including risks arising from TVA's compensation policies and practices.
Based on the results of this assessment, no risks were identified with the compensation policies and practices that are reasonably likely to have a material adverse effect on the organization and its achievement of its strategic goals and objectives.
2021 Executive Compensation Program Components
Total Direct Compensation
In setting executive compensation each year, the Committee focuses on TDC, which includes those compensation elements that incentivize future performance or reward past performance. TDC is comprised of annual salary, annual incentive award under the EAIP, LTP award under the LTIP, and LTR award under the LTIP.
Each year, two key compensation decisions are made with respect to NEO compensation: (1) the amount of the TDC opportunity to grant, which is forward-looking, incentivizes the NEO to perform, and is determined towards the beginning of the fiscal year, and (2) the amount of TDC earned, which rewards the NEO for prior performance and (other than salary) is determined at the end of the year. The TDC components and weightings for TDC opportunities granted to the NEOs in 2021 are summarized below and described in the sections that follow. Since TVA is a governmental entity that issues no equity, all direct compensation is denominated and paid out in cash.

Compensation Component And % of Target TDC	Objective	Key Features
Annual Salary	Provides fixed base level of compensation to executives to encourage hiring and retention of qualified individuals
•Annual salary is typically determined by reference to median (50th percentile) for similar positions at other companies in TVA's peer group; above the median (50th to 75th percentile) for positions affected by market scarcity, recruitment and retention issues, and other business reasons; or below median due to incumbent experience, position scope, or other business reasons.
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
•LTP awards are granted with a three-year vesting cycle. Awards are variable at-risk opportunities based on achievement against performance goals established at the beginning of the three-year performance period.
•The Committee's policy is for a majority of each executive's total long-term incentive opportunity to be in the form of performance-based awards, with the remaining percent to be retention oriented.
•LTR awards will vest and pay out in three equal increments annually over three years, subject to the participant being employed through such dates, but are payable upon death or disability if earlier on a pro-rated basis.
•Since TVA issues no equity, TVA offers retention awards to be competitive with the industry marketplace for talent, providing a retention incentive similar to restricted stock or restricted stock units. These grants are intended to encourage executives to remain with TVA and to provide, in combination with salary, EAIP, and LTP grants, a competitive level of TDC.

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
Annual salary is considered a "fixed" compensation component. Salary levels are typically reviewed annually to consider changes in benchmark salaries and/or exceptional individual merit performances.
The 2021 salaries for the NEOs are described under each executive's compensation scorecard under 2021 Pay Decisions - 2021 NEO Pay Decisions and Compensation Scorecards below and reported in the Executive Compensation Tables and Narrative Disclosures - Summary Compensation Table.
Incentive Opportunities
The incentive opportunities for the NEOs are set at levels that (i) are competitive with the relevant labor market, with target total direct compensation generally determined by reference to the 50th percentile of the relevant labor market, and (ii) result in a majority of each executive's total long-term incentive opportunity in the form of performance-based awards and the remaining percent of each executive's total long-term incentive opportunity in the form of retention awards.
Long-term incentive awards are intended to provide a similar pay component as equity-based compensation at peer IOUs. Since TVA does not issue equity, the compensation program cannot provide a component similar to equity awards that capture long-term value, reflect the continuing efforts of executives, and have the potential for significant appreciation. As a result, TVA's long-term incentives are not necessarily intended to match market pay levels.

Target incentive opportunities increase with position scope and responsibility to hold management accountable for delivery of results and are based in part on the opportunities other companies in TVA's peer group provide to those in similar positions. Incentive opportunities are typically reviewed annually to consider changes in benchmark annual and long-term incentives. The Committee reviews peer benchmark information by position for each component of pay as well as for overall TDC.
Non-Direct Compensation Elements
Other Compensation
In order to recruit high-quality talent, TVA may offer recruitment awards as well as relocation assistance and reimbursement. These types of deferred cash incentive awards are intended to compensate the individuals for amounts they may have forfeited from their previous employer in order to join TVA and/or provide substitute compensation when the individual is not eligible to receive certain incentive payments until a future date.
In 2021, Mr. Lyash received the third of three annual installments of a deferred cash recruitment and relocation incentive that was part of his employment offer. The third installment of $292,000 was paid to Mr. Lyash in September 2021.
In 2021, Mr. Fountain received the second of two annual installments of a deferred cash relocation incentive that was part of his employment offer. The second installment of $100,000 was paid to Mr. Fountain in June 2021. Mr. Fountain also received the second of three annual installments of a deferred cash recruitment incentive that was part of his employment offer. The second installment of $350,000 was paid to Mr. Fountain in June 2021.
In 2021, Mr. Moul received the first of three annual installments of a deferred cash recruitment and relocation incentive that was part of his employment offer. The first installment of $650,000 was paid to Mr. Moul in June 2021.
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

2021 Performance Goals and Performance Achievement

Strategic Priorities	Incentive Compensation Metrics
A significant portion of each NEO's compensation is based on company performance and influenced by individual performance achievements. As a result, a majority of NEO compensation is at-risk, providing incentive for the executive to achieve superior performance for TVA and for the businesses, communities, and residents it serves, both in the short term and in the years to come.
Incentive compensation is provided to NEOs under the EAIP and LTIP. Each incentive award is described below.
People Advantage Amplifying the energy, passion and creativity within each TVA employee	Safety- Serious Injury Incident Rate
Operational Excellence Building on TVA's best-in-class reputation for reliable service and competitively priced power	External Performance Indicators for the TVA Nuclear Fleet Nuclear Unit Capability Factor Combined Cycle Equivalent Availability Factor Coal Equivalent Availability Factor Load Not Served
Financial Strength Investing in the future, while keeping energy costs as low as possible	Total Financing Obligations Cash Flow from Operating Activities Total Spend Net Income Non-Fuel Delivered Cost of Power
Powerful Partnerships Promoting progress through the shared success of TVA's customers and stakeholders	Jobs Created and Retained Stakeholder Survey Customer Survey Media Tone (awards granted before 2021)
Igniting Innovation Pursuing innovative solutions for TVA and its customers and communities

Executive Annual Incentive Plan
All TVA employees participate in an annual incentive program (subject to eligibility requirements), since every employee contributes to the success of TVA and the execution of its Public Power mission. While the metrics used for annual incentives are the same for all employees, they are provided under two plans: the WPTIP provides for annual incentive awards for eligible non-executives, and the EAIP provides for annual incentive awards for eligible executives, including the NEOs. The EAIP is designed to encourage and reward executives for successfully achieving annual financial and operational goals. For 2021, each NEO's annual incentive payment was calculated as follows:

EAIP Amount	=	Annual Salary	×	Annual Target Incentive Opportunity	×	Percent of Scorecard Opportunity Achieved (0% to 150%)	×	Corporate Multiplier (0 to 1.00)	×	Individual Performance Multiplier (0% to 150%)
Each component of this calculation is discussed below (except for annual salary, which is discussed above). The award for certain participants in the WPTIP and the EAIP may be adjusted by the participant's supervisor based on an evaluation of the participant's individual achievements and performance during the year. In addition, pursuant to discretion granted under the TVA Compensation Plan, awards may be further adjusted by the TVA Board or the CEO (1) as a result of any unusual or nonrecurring event affecting TVA or the financial statements of TVA or (2) as a result of changes in business conditions or the business strategy of TVA.

Annual Target Incentive Opportunity
The TVA Board evaluated the appropriateness of the EAIP award opportunities for the CEO and made no changes for 2021. Similarly, the CEO evaluated the appropriateness of the EAIP award opportunities for the other NEOs (except for Mr. Fountain and Mr. Moul, who were not NEOs at the end of 2020), and made no changes for 2021. Accordingly, target EAIP award opportunities of the NEOs for 2021 were as follows:

Named Executive Officers	2021 Target Annual Incentive Opportunity(1)
Mr. Lyash	150%
Mr. Thomas	80%
Mr. Rausch	70%
Mr. Fountain	70%
Mr. Moul	70%
Mr. Skaggs	80%
Note
(1)Represents a percent of each NEO's annual salary.

2021 Incentive Plan Performance Metrics
The metrics used to measure performance under the WPTIP and EAIP are the same for all TVA employees. These metrics tie directly to key enterprise metrics used by senior management in its annual budget and strategic planning process, which in turn tie directly to the achievement of TVA's strategic objectives and mission. The 2021 WPTIP and EAIP metrics and goals were set out in an organizational scorecard ("TVA Enterprise Scorecard") applicable to all employees. The 2021 performance measures, along with the weighting ascribed to each, are shown below as a percentage of the total WPTIP/EAIP award opportunity at target-level performance.

2021 WPTIP/EAIP METRICS	The 2021 WPTIP/EAIP metrics are described in detail below.

TVA Total Spend
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
Why Is This Metric Used? TVA manages this critical indicator to reduce the impact of customer outages.

Annualized Nuclear Unit Capability Factor
What this measures: Nuclear plant availability
Annualized Nuclear Unit Capability Factor is the ratio of available energy generation, which excludes events outside of management control, over a given period of time to the reference energy generation over the same time period.
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

2021 Executive Annual Incentive Plan Results
The performance results on the 2021 TVA Enterprise Scorecard are set forth below. Performance resulted in a 142 percent payout (on a scale from 0 percent – 150 percent payout).
TVA'S 2021 ENTERPRISE SCORECARD PERFORMANCE
Note
(1)On April 30, 2021, the CEO approved a revision to the performance goals for the Annualized Nuclear Unit Capability Factor measure. The revision is described above in Notable 2021 Actions – Changes to Performance Goals to Account for External Factors and Impacts Beyond Management Control – Performance Goals – 2021 Annual Incentive Award.
Corporate Multiplier Allows TVA Board to Adjust for Overall Performance

As in previous years, the TVA Board approved the use of a corporate multiplier for the 2021 WPTIP/EAIP program. The corporate multiplier ranges between 0 and 1.0 and can be used only for purposes of reducing the amount of the award. The multiplier was based on performance in 2021 against goals set in November 2020 for six organizational metrics. For 2021, the TVA Board determined that the corporate multiplier should be 1.0 based on the following:
•Continued strong safety performance – top quartile in SIIR
•Strong financial health and performance
•Efforts continued to attract and encourage the expansion of business and industries in 2021
•Over $8.8 billion in investments, and
•Approximately 80,900 jobs created or retained
•Achieved outstanding results despite the challenges associated with the continued COVID-19

Why does the TVA Board use a multiplier?

The multiplier allows the TVA Board to qualitatively assess the organization's performance, emphasizing the importance of safety, financial health, reputation, and economic development.

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
Total Financing Obligations (TFO) and Liabilities
All statutory debt and other financing obligations. TFO and Liabilities is calculated by subtracting contributions to unfunded liabilities from the sum of (1) long-term debt, net (including unamortized premiums/discounts), (2) short-term debt, net, (3) leaseback obligations, (4) energy prepayment obligations, and (5) variable interest entities.
TVA's TFOs are driven by its business plan and reflect the application of financial guiding principles. Focusing on this measure will improve TVA's fiscal performance and strengthen TVA's balance sheet.
Cash Flow from Operating Activities
Amount of cash generated from power production and other mission-related activities and generally defined as operating revenues received less cash payments made for operating expenses. See Item 8, Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows for additional information.
Cash Flow from Operating Activities is considered a key indicator of overall financial health as it measures TVA's ability to use cash received from customers to sufficiently fund outgoing cash expenditures.
Net Income
Consists of the organization’s net earnings derived by adjusting revenues for the cost of doing business, including the cost of sales, depreciation, interest, taxes, and other expenses. See Item 8, Financial Statements and Supplementary Data – Consolidated Statements of Operations for additional information.
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
The TVA Board and the CEO jointly qualitatively assessed TVA’s performance at the end of the 2021 performance period. Based on the performance of the 2021 corporate multiplier measures, the TVA Board determined to apply a 1.0 multiplier, or no reduction to the calculated WPTIP/EAIP payout.

CORPORATE MULTIPLIER MEASURES (0.0 – 1.0 MULTIPLIER)

BETTER PERFORMANCE →

Target

Includes impact of partnership credits

Component		Target	Actual
Safety – Serious Injury Incident Rate		0.0	0.03
Financial Health	Total Financing Obligations & Liabilities ($B)[1]	$21.2	$20.5
Financial Health	Operating Cash Flow ($M)[1]	$2,707	$3,256
Financial Health	Net income ($M)[1]	$1,010	$1,512
Jobs Created & Retained		42k - 70k	80,949
Board Level Significant Events		0	0

- Top quartile safety performance
- Lowest debt levels in three decades
- Above target cash flow
- Solid net income results during period of economic uncertainty
- Job creation and retention above target

2021 CORPORATE MULTIPLIER = 1.0

Note
(1)Includes impact of partnership credits. Partnership credits are wholesale bill credits provided to local power company customers who are party to 20-year Partnership Agreements with TVA. For more information, see Item 1, Business — Rates.
Individual Performance Multiplier Reinforces Pay for Performance
Annually, individual goals for the NEOs are established at the beginning of each performance cycle. These goals tie to the achievement of TVA's mission and strategic objectives. A 50 percent weighting is assigned to business goals, and a 50 percent weighting is assigned to leadership competencies. No numerical measures are assigned to the goals. Rather, at the end of the performance period, the CEO assesses the performance of the other NEOs and informs the Committee of his decision on a multiplier for each NEO. For the CEO Individual Performance Multiplier, each TVA Board member assesses the CEO's performance at the end of a performance period on a scale of 1–5, with "5" representing superior performance. Results of the assessment are provided to the TVA Board Chair who, after consultation with the Committee, determines the multiplier to be applied to the CEO. For each NEO, the individual performance multiplier can range between 0% to 150% of the calculated payout and can be used to reduce (multiplier below 100%) or increase (multiplier above 100%) the amount of the award.
For 2021, the NEOs were evaluated on individual performance goals and the following leadership competencies:
Leadership Competencies

Inspiring Trust and Engagement	Continuous Improvement	Vision, Innovation, & Strategic Execution	Leadership Courage	Building Organizational Talent
Accountability and Driving Results	Adaptability	Business Acumen	Effective Communication	Leveraging Diversity
The 2021 individual multipliers and award payouts to the NEOs under the 2021 EAIP are described under each executive's compensation scorecard under 2021 Pay Decisions - 2021 NEO Pay Decisions and Compensation Scorecards below. Award payouts are also reported in the "Non-Equity Incentive Plan Compensation" column in the Executive Compensation Tables and Narrative Disclosures - Summary Compensation Table.

Long-Term Incentive Plan Compensation
Certain executives in critical positions, including the NEOs, participate in the company's long-term incentive plan. These individuals make decisions that significantly influence the development and execution of TVA's long-term strategic objectives. As such, awards under TVA's LTIP are designed to reward executives for sustainable success. Since long-term success is supported by a commitment to continued employment, the NEOs are incentivized to remain with the company through the cliff vesting feature of the long-term performance awards and through long-term retention awards.

LONG-TERM AWARDS REWARD LONG-TERM SUCCESS	LONG-TERM INCENTIVE AWARDS

•Enterprise-wide performance criteria that are directly aligned with TVA's mission
•"Cumulative" performance approach to measure performance achieved over a three-year period with a new three-year performance cycle beginning each year
•Potential payment range of 0 percent to 150 percent of target incentive opportunity to enable awards that are commensurate with performance achievements
•Award opportunities established for each performance cycle at or below median levels of competitiveness with TVA's peer group
•LTP awards vest upon the completion of the three-year performance period, contingent upon continued employment through vesting date and subject to achievement of performance goals
•LTR awards vest in one-third increments over three years, contingent upon continued employment on each vesting date

30%
CEO
70%
36%
OTHER NEOs
64%
2021–2023 Target LT Performance Award
2021 Target LT Retention Award

The TVA Board and Mr. Lyash evaluated the appropriateness of the long-term incentive award opportunities for the CEO and other NEOs, respectively. For 2021, the value of both the long-term performance award (at target) and the long-term retention awards were increased from 2020 levels, for Mr. Lyash, Mr. Thomas, and Mr. Skaggs, so that TDC moved closer to market median, following a review of benchmarking and individual performance and reflective of increased tenure. Accordingly, target long-term incentive award opportunities of the NEOs for 2021 were as follows:

Named Executive Officers	2021–2023 LTP(1)	Value at target(2)	% Increase from 2020–2022 LTP target value	2021 LTR(1)	Value(2)	% Increase from 2020 LTR award value
Mr. Lyash	264.9%	$2,914,100	24.5%	113.5%	$1,248,900	23.2%
Mr. Thomas(3)	135.8%	$1,039,000	6.0%	57.6%	$441,000	5.0%
Mr. Rausch	90.6%	$500,000	—%	59.8%	$330,000	—%
Mr. Fountain(4)	104.2%	$562,500	50.0%	58.6%	$316,500	N/A
Mr. Moul(5)	77.0%	$588,750	—%	77.0%	$588,750	—%
Mr. Skaggs	170.3%	$1,175,000	18.7%	73.1%	$504,000	17.5%
Notes
(1)Represents a percent of each NEO's salary.
(2)Amount may be prorated based on time in role.
(3)Effective June 7, 2021, in connection with job title change and additional scope and responsibilities, Mr. Thomas was awarded a prorated grant of $1,039,000, which replaced the 2021-2023 LTP grant of $1,000,000 made on October 1, 2020, and a prorated LTR grant of $441,000, which replaced the 2021-2023 LTR grant of $432,000 made on October 1, 2020.
(4)Effective March 5, 2021, in connection with selection to his position, Mr. Fountain was awarded a prorated grant of $562,500, which replaced the 2021-2023 LTP grant of $375,000 made on October 1, 2020, and a prorated LTR grant of $316,500, which replaced the 2021-2023 LTR grant of $249,000 made on October 1, 2020. Mr. Fountain joined TVA in 2020 and was not eligible for a LTR award in 2020.
(5)Effective June 21, 2021, in connection with his employment with TVA, Mr. Moul was awarded three prorated LTP grants: $588,750 for the 2021-2023 LTP cycle, $327,083 for the 2020-2022 LTP cycle, and $65,417 for the 2019-2021 LTP cycle; and three prorated LTR grants: $588,750 for 2021-2023, $218,056 for 2020-2022, and $21,806 for 2019-2021. All of these grants were based on a target grant amount of $785,000 and prorated based on time in role during each performance cycle.

Long-Term Performance Awards
TVA's executive compensation program provides for an annual grant of a LTP award with a three-year performance period. During 2021, there were three overlapping LTP awards:

2019–2021 LTP Award	Vested September 30, 2021
2020–2022 LTP Award	Vesting September 30, 2022
2021–2023 LTP Award	Vesting September 30, 2023
The performance metrics and threshold, target, and stretch goals for each metric are determined annually by the TVA Board. Following the TVA Board's approval of performance achievement at the end of each three-year performance period, awards are paid out in cash early in the subsequent fiscal year. Target performance provides for a 100 percent payout opportunity, performance below threshold provides for no payout, performance at threshold provides for a 50 percent payout opportunity, and performance at stretch provides for a 150 percent payout opportunity. Linear interpolation is used for results between threshold and stretch goals. The TVA Board can use its discretion to adjust the final payout for LTP awards based on achievements, peer group comparisons, and performance over the performance cycle.

LTP Incentive Amount	=	Target Value	×	Percent of Opportunity Achieved (0% to 150%)
For the three-year performance period ended September 30, 2021, the TVA Board previously approved three overall long-term incentive measures of TVA performance to be applied to all participants in the LTP. The 2019–2021 performance measures, along with the weighting ascribed to each, are shown below as a percentage of the total LTP award opportunity at target-level performance.

2019-2021 LTP PERFORMANCE METRICS	The 2019–2021 LTP metrics are described in detail below.

30%
40%
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

Why Is This Metric Used?
This measure drives performance through activities that management can control. It aligns with TVA's strategic objective of maintaining low rates and focuses on aligning TVA’s non-fuel costs associated with generation, transmission, statutory mission services, and additional customer services with revenue. Non-Fuel Delivered Cost of Power supports retail rate objectives and aligns to the Business Plan commitment.

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

External Measures
What this measures: External perception and reputational events
External Performance Indicators for the TVA Nuclear Fleet – Weighted combination of key nuclear performance indicators based on standard nuclear industry definitions for station performance.
Media Tone – Measures the percent of positive and balanced media coverage out of total TVA news coverage.
Stakeholder Survey – Conducted among the general public, public officials, economic development leaders, and business/community leaders in the TVA service area to assess public opinion of TVA.
Customer Survey – Annual survey of LPCs and Direct-Serve Customers focused on better understanding customer loyalty and related performance drivers.
Board Level Significant Events – Items (both favorable and unfavorable) that the Board deems significant and that affect TVA's reputation, organizational health, or the public at large
Why Is This Metric Used? Targets for these measures represent incremental improvement in external perceptions of TVA's performance and brand.

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
2019–2021 LTP Award Performance Results
The performance results on the 2021 TVA Enterprise Scorecard are set forth below. Performance resulted in a payout of 132 percent of target opportunity.
2019–2021 Long-Term Performance Scorecard

BETTER PERFORMANCE
Actual
Component and Weighting
Threshold
(0% Payout)
Target
(100% Payout)
Stretch
(150% Payout)
2019–2021 LTP
Payout 132%
Non-Fuel Delivered Cost of Power (FY19–21)(1)
40%
3.22
3.57
3.44
3.30
150% (Max)
132%
100% (Target)
Load Not Served (FY19–21)(2)
30%
3.2
4.8
4.0
3.6
External Measures (FY19–21)(3)(4)
30%
87.9
81.5
89.4
97.1
Individual external metrics (with weighting as % of External Measures)
External Performance Indicators for the TVA Nuclear Fleet (FY21)(4) %
25%
91.1
90.7
93.2
95.2
Media Tone %
15%
85.7
86.7
90.0
93.0
Stakeholder Survey %
15%
78.3
77.8
79.3
80.8
Customer Survey %
15%
70.3
68.0
71.3
74.7
Board Level Significant Events
30%
0
-2
0
2

Notes
(1)For the 2019–2021 performance cycle, the Non-Fuel Delivered Cost of Power measure was calculated using an average of the 2019, 2020, and 2021 results.
(2)For the 2019–2021 performance cycle, the Load Not Served measure was calculated using an average of the 2019, 2020, and 2021 results.
(3)For the 2019–2021 performance cycle, the External Measures metrics were calculated using an average of the 2019, 2020, and 2021 results (except for the External Performance Indicators for the TVA Nuclear Fleet measure, which was based on 2021 results).
(4)For the 2019-2021 performance cycle, the External Performance Indicators for the Nuclear Fleet measure was calculated using 2021 results. On April 29, 2021, the Board approved a revision to the External Performance Indicators for the Nuclear Fleet measure. The revision is described above in Notable 2021 Actions – Changes to Performance Goals to Account for External Factors and Impacts Beyond Management Control – Performance Goals – 2019-2021 LTP Awards.

In reviewing the 2019–2021 performance period, the TVA Board considered strong performance in several areas, including key areas where performance exceeded target expectations:
✓    Achieved record-setting safety rates in 2020 and 2021
•Top decile performance for TVA’s Recordable Injury Rate in 2021
•Top quartile performance for TVA’s Serious Injury Rate in 2021
✓    Strong transmission system reliability performance – 2020 and 2021 were the two best years on record
✓    Strong financial performance
•In 2020, TVA achieved and surpassed its strategic goal of reducing debt to $21.8 billion by 2023, and made even further reductions in debt in 2021
•TFOs of $20.5 billion are the lowest in over 30 years
•Lower interest expense in 2021 compared to 2020 mainly due to lower debt levels
•Issued Green Bond offering, with lowest interest rate on a 10-year financing in TVA history
✓    Strengthened customer relationships:
•95% of 153 LPCs have signed with TVA under 20-year Partnership Agreement
•Made $1 billion of credit available to LPCs and offered regulatory relief and flexibility so LPCs could help their communities
•Continued Back-to-Business Credit Program established in 2020
•Continued to partner with LPCs through the Community Care Fund established in 2020
•Strong Media Tone results in 2021 show significant improvement over 2020 performance
•Three-year Stakeholder Survey results approached level considered “outstanding” by survey provider; strong 2021 results show improvement over performance period
•Customer Survey reflects high commitment levels and improved scores from 2020 to 2021
✓    Continued efforts in 2019-2021 to attract and encourage the expansion of business and industries, resulting in $26.4 billion in investments and approximately 215,000 jobs created or retained
✓    Launched enterprise IwD Council
The TVA Board determined that the calculated payout appropriately reflected executive performance in executing on TVA's long-term priorities and did not exercise its discretion to adjust the calculated payout. Payouts to the NEOs for the 2019–2021 LTP Award are described under each executive's compensation scorecard under 2021 Pay Decisions – 2021 NEO Pay Decisions and Compensation Scorecards below and reported in the Executive Compensation Tables and Narrative Disclosures -Summary Compensation Table under "Non-Equity Incentive Plan Compensation."
2020–2022 Outstanding LTP Performance Cycle
The TVA Board previously approved the following overall LTP measures of TVA performance for all participants for the three-year cycle ending September 30, 2022 (awards to be paid in November 2022):
Notes
(1)Metric has same definition as for the 2019-2021 LTP awards. For the 2020-2022 performance cycle, the Non-Fuel Delivered Cost of Power measure will be calculated using an average of the results for each of 2020, 2021, and 2022.
(2)Metric has same definition as for the 2019-2021 LTP awards. For the 2020-2022 performance cycle, the Load Not Served measure will be calculated using an average of the results for each of 2020, 2021, and 2022.
(3)Metric has same definition as for the 2019-2021 LTP awards. For the 2020-2022 performance cycle, the External Performance Indicators for the TVA Nuclear Fleet measure will be calculated based on 2022 results.
(4)For the 2020-2022 performance cycle, the External Performance Indicators for the Nuclear Fleet measure will be calculated using 2022 results. On August 18, 2021, the Board approved a revision to the External Performance Indicators for the Nuclear Fleet measure. The revision is described above in Notable 2021 Actions – Changes to Performance Goals to Account for External Factors and Impacts Beyond Management Control – Performance Goals – 2020-2022 LTP and 2021-2023 LTP Awards.
(5)Comprised of Media Tone, Stakeholder Survey and Customer Survey, which have the same definitions as for the 2019-2021 LTP awards. Board Level Significant Events was removed as a metric. For the 2020-2022 performance cycle, the External Measures metrics will be calculated using an average of results for each of 2020, 2021, and 2022.

2021–2023 Outstanding LTP Performance Cycle
In November 2020, the TVA Board approved the following overall LTP measures of TVA performance for all participants for the three-year cycle ending September 30, 2023 (awards to be paid in November 2023):

BETTER PERFORMANCE →

Performance Metric and Weighting		Threshold (50% Payout)	Target (100% Payout)	Stretch (150% Payout)
Non-Fuel Delivered Cost of Power[(1)]	45%	3.62	3.48	3.34
Load Not Served[(2)]	30%	4.6	3.9	3.4
External Performance Indicators for the TVA Nuclear Fleet[(3)(4)]	15%	92.1	94.9	97.7
Stakeholder Survey[(5)]	5%	75.2	77.7	80.2
Customer Survey[(6)]	5%	67.3	71.3	75.3

Notes
(1)Non-Fuel Delivered Cost of Power = (Operating and Maintenance Expense + Base Capital Expense + Interest Expense + Other Expense) / Budgeted Electric Power Sales. For the 2021-2023 performance cycle, the Non-Fuel Delivered Cost of Power measure will be calculated using an average of the 2021, 2022, and 2023 results.
(2)Load Not Served = (Percentage of Total Load Not Served) x (Number of Minutes in the Period). The Load Not Served measure excludes events during declared major events, variances, gunfire, vandalism, and verified tornadoes and includes distributor provided load not served estimates for distributor connection point interruptions caused by TVA. For the 2021-2023 performance cycle, the Load Not Served measure will be calculated using an average of the 2021, 2022, and 2023 results.
(3)The External Performance Indicators for TVA Nuclear Fleet measure is calculated using a weighted combination of key performance indicators based on standard nuclear industry definitions for station performance, with the maximum obtainable being 100 points.
(4)For the 2021-2023 performance cycle, the External Performance Indicators for the Nuclear Fleet measure will be calculated using 2023 results. On August 18, 2021, the Board approved a revision to the External Performance Indicators for the Nuclear Fleet measure. The revision is described above in Notable 2021 Actions – Changes to Performance Goals to Account for External Factors and Impacts Beyond Management Control – Performance Goals – 2020-2022 LTP and 2021-2023 LTP Awards.
(5)For the 2021-2023 performance cycle, the Stakeholder Survey metric will be the average score of a survey conducted among the general public, public officials, economic development leaders, and business and community leaders in the TVA service area to assess public opinion of TVA. This measure will be calculated using an average of the 2021, 2022, and 2023 results.
(6)For the 2021-2023 performance cycle, the Customer Survey metric will be a composite score of customer survey results based on responses to key survey questions related to the impact of customer experience on loyalty to TVA. This measure will be calculated using an average of the 2021, 2022, and 2023 results.
External Performance Indicators for the TVA Nuclear Fleet, Customer Survey, and Stakeholder Survey remain measures but are no longer components of External Measures, which has been removed as a composite metric. Additionally, Media Tone has been removed as a metric, and the weighting for Non-Fuel Delivered Cost of Power has been increased to 45%.
Long-Term Retention Awards
As a corporate agency of the U.S., TVA does not have equity securities that it can use to provide stock awards, options, or other equity-based awards as compensation for its employees. The purpose of the retention awards under the LTIP is to provide a retention incentive similar to restricted stock or restricted stock units. These grants are intended to encourage executives to remain with TVA and to provide, in combination with salary, EAIP, and LTP grants, a competitive level of TDC. Grants are generally effective as of October 1 and will become one-third vested on each subsequent September 30 or upon death, disability, or retirement if earlier on a pro-rated basis. Each award will be paid in a lump sum within two months of vesting.

2021 Long-Term Retention Award Grant
Following the market assessment conducted by FW Cook, effective October 1, 2020, TVA granted LTR awards to the NEOs. These awards vest in three equal tranches on September 30, 2021, September 30, 2022, and September 30, 2023, contingent upon continued employment on each vesting date. The amounts of these awards are set forth under "Long-Term Incentive Compensation" above.
2021 Vesting of Outstanding Retention Awards
LTR awards that vested in 2021 are described under 2021 Pay Decisions - 2021 NEO Pay Decisions and Compensation Scorecards below and are reported in the Executive Compensation Tables and Narrative Disclosures - Summary Compensation Table under "Non-Equity Incentive Plan Compensation." The vesting schedule for the three LTR awards outstanding in 2021 is set forth below.
2021 VESTING OF OUTSTANDING RETENTION AWARDS
Notes
(1)Mr. Lyash did not receive a 2019 LTR grant.
(2)Mr. Fountain did not receive a 2020 LTR grant
2021 Pay Decisions
2021 CEO Pay Decisions Overview
CEO PAY EARNED IN 2021

Base Salary	$1,100,000
Annual Performance Incentive under Executive Annual Incentive Plan	$2,928,750	142 percent of target enterprise performance achieved Reflects Individual Performance Multiplier of 125 percent
Long-Term Performance Incentive	$2,671,680	132 percent of long-term performance achieved for the three-year performance cycle ended September 30, 2021
Long-Term Retention Incentive	$754,300	2021 tranche of 2020 LTR and 2021 LTR awards
Each year, the Committee makes two key compensation decisions with respect to CEO compensation: the amount of TDC opportunity (which is forward-looking and incentivizes the CEO to perform), and the amount of TDC earned (which rewards the CEO for his prior performance).

2021 CEO Total Direct Compensation Opportunity
On February 11, 2021, the TVA Board approved compensation adjustments for Mr. Lyash for 2021, increasing each component of Mr. Lyash's TDC over 2020 levels. The adjustments were made following FW Cook’s independent study and market analysis of CEO compensation, Mr. Lyash's increased tenure with TVA, his 2020 performance, and an intent to narrow the gap to the 50th percentile of CEO market compensation while being mindful of TVA’s federal agency status. The target TDC opportunity granted to Mr. Lyash in 2021 is illustrated below.
CEO 2021 TARGET TOTAL DIRECT COMPENSATION OPPORTUNITY
2021 CEO TARGET TOTAL DIRECT COMPENSATION OPPORTUNITY BELOW MARKET(1)
Note
(1)Target market assessment effective October 2020 and included market composite of WTW database and proxy peer group.

2021 CEO Total Direct Compensation Earned
The TDC that Mr. Lyash earned for 2021 reflected company and individual performance that exceeded targets.
CEO 2021 TOTAL DIRECT COMPENSATION EARNED
Note
(1)Since Mr. Lyash joined TVA during 2019, payout under the 2019-2021 LTP award was prorated two-thirds to reflect his service during two of the three performance years.
The annual incentive award that Mr. Lyash received reflected an Individual Performance Multiplier of 125 percent. The Committee and TVA Board were extremely pleased with Mr. Lyash's performance for 2021. See 2021 Pay Decisions - 2021 NEO Pay Decisions and Compensation Scorecards below for more information.
In addition to TDC Earned (as shown in the table above), Mr. Lyash was paid $292,000 in 2021 as the third and final tranche of a recruitment and relocation incentive under his employment offer letter. This incentive was intended to compensate him for amounts he forfeited from his previous employer in order to join TVA, as well as to provide some measure of substitute compensation in light of his not being eligible to receive any LTP incentive payments until September 2021.
Why Total Compensation Earned Differs From Compensation Reported
2021 CEO TOTAL COMPENSATION COMPONENTS
•Amounts are estimates of the pension/SERP benefits earned for service during the prior year, determined using assumptions consistent with those used in the financial statements in this Annual Report, set forth in Note 22 - Benefit Plans.
Unlike the amounts reported in the Summary Compensation Table, Mr. Lyash's TDC Earned represents the annual pay decisions by the Committee that specifically reflect its assessment of the company's performance and individual performance and reward the employee for satisfaction of incentive award conditions (enterprise performance and continued employment). Other elements included in the Summary Compensation Table, such as changes in pension values and vesting of recruitment and relocation incentives, are excluded from TDC Earned because they do not relate to performance and are outside the scope of the Committee's annual pay decisions. The Committee therefore believes that TDC Earned renders a more accurate and up-to-date reflection of its assessment of performance.

CEO Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K, TVA is providing the following information regarding the annual total compensation of TVA's CEO position and the annual total compensation of the median employee of the company:
•The total compensation for the CEO position for 2021 was $9,882,680.
•For 2021, the median employee's annual total compensation was $139,953.
Based on this information, the pay ratio of the total compensation for the CEO position to the median employee was approximately 71 to 1.
To identify the median employee and to determine the annual total compensation of the median employee, TVA took the following steps:
•TVA selected September 30, 2021, as the date on which to identify its median employee. On September 30, 2021, TVA's employee population (including full-time, part-time, and temporary employees) consisted of 10,129 individuals located in the U.S.
•In order to identify the median employee from its employee population, TVA compared the compensation that would be included in Box 5 (Medicare Wages and Tips) of Form W-2, which includes salary, overtime, and incentive compensation, for the period from October 1, 2020 to September 30, 2021. Box 5 compensation was used as it is representative of the compensation received by all employees and is readily available and objective.
•After identifying its median employee, TVA calculated that employee's compensation for 2021 as though that compensation was being calculated for purposes of the Summary Compensation Table, resulting in annual total compensation of $139,953.
The above pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Because Item 402(u) provides companies with flexibility to select the methodology and assumptions used to identify the median employee and to calculate the pay ratio, the pay ratio reported by TVA may not be comparable to the pay ratios reported by other companies.

2021 CEO Pay Ratio Below Median Among Peers
As reflected above, TVA's CEO target TDC is low compared to its 2021 compensation peer group on an absolute basis but is also low compared to its peers in the context of organizational pay ratios. As discussed fully under "CEO Pay Ratio Disclosure", the pay ratio of the total compensation for Mr. Lyash to the median TVA employee was approximately 71 to 1 for 2021. Based on TVA's 2021 pay ratio and the pay ratio disclosed in its peers' most recent public disclosures, TVA's pay ratio is below the 50th percentile. Peers used are those shown under Proxy Peer Group of Investor-Owned Utilities in the List of Compensation Peer Companies.
2021 CEO PAY RATIO VS. PEERS

125:1
100:1
75:1
50:1
25:1
0
71:1
92:1
CEO
Pay Ratio
Market
50th Percentile

2021 NEO Pay Decisions and Compensation Scorecards
The following pages show each NEO's 2021 Total Direct Compensation earned, 2021 TDC opportunities granted, and the Committee's (or the CEO's in the case of NEOs other than the CEO) rationale for those pay decisions.

JEFFREY J. LYASH President and CEO Joined TVA April 2019
2021 TOTAL DIRECT COMPENSATION EARNED
$7,454,730
Base Salary. Mr. Lyash's salary was increased 3.97 percent to $1,100,000 for 2021, reflecting superior performance and positioning to a more competitive base salary. This amount is below the 2021 compensation peer group median.
EAIP Payment Earned. Organizational performance under the TVA EAIP Scorecard exceeded target for all measures, resulting in a 142 percent payout percentage. Company performance under the TVA Corporate Multiplier measures was strong for nearly all measures despite the continued challenges presented by COVID-19. As a result, the TVA Board approved a 1.0 Corporate Multiplier.
The TVA Board approved an Individual Performance Multiplier of 125 percent for Mr. Lyash for 2021 given his superior performance, including those considerations noted under 2021 Individual Performance Highlights.
Long-Term Incentives Earned
Long-Term Performance Awards Earned. Organizational performance under the 2019–2021 LTP program was stronger than expected in key operational measures, resulting in significantly lower than expected Non-Fuel Delivered Cost of Power and Load Not Served. However, several external measures were below target. In light of strong safety, reliability, and financial performance, the TVA Board determined that the 132 percent calculated payout appropriately reflected executive performance in executing on TVA's long-term priorities and did not exercise its discretion to adjust the payout.
Long-Term Retention Award Earned. Mr. Lyash earned $754,300 in 2021 upon the vesting of the 2021 tranches of his 2020 and 2021 LTR program awards. The LTR awards vest ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2021–2023 Long-Term Performance Award Opportunity. Effective October 1, 2020, Mr. Lyash was granted a 2021–2023 LTP program award with a target opportunity of $2,914,100, which will vest on September 30, 2023. Actual payout will depend on performance against targets at the end of the three-year performance period.
2021 Long-Term Retention Award Opportunity. Effective October 1, 2020, Mr. Lyash was granted a 2021 LTR program award of $1,248,900 that vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2021 as described above.
Other Compensation
Recruitment and Relocation Incentive. Mr. Lyash was paid $292,000 in 2021 as the third tranche of a deferred cash recruitment and relocation incentive under his employment offer letter. This incentive was intended to compensate him for amounts he forfeited from his previous employer in order to join TVA, as well as to provide some measure of substitute compensation in light of his not being eligible to earn any long-term performance incentive payments until September 2021.

2021 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•TVA has maintained its high level of service and employees continued to deliver outstanding performance in all strategic areas of the company through the COVID-19 pandemic.
•Outstanding system performance experienced during the record winter storm and summer heat wave.
•Effective planning and response to COVID-19 through Pandemic Response Team and union partnerships focused on enhanced safety, well-being, and communications to support the workforce.
•Established an enterprise IwD to advise, champion, and oversee IwD strategies across TVA and the communities it serves. Increased diversity in leadership positions.
•Developed TVA's Strategic Intent document to support internal alignment related to TVA's efforts around decarbonization and advanced innovation in energy supply.
•Achieved 63% reduction in mass carbon emissions from 2005 baseline and working to obtain greater amounts of power supply from clean resources for further reductions.
•Successfully facilitated the FY22 Budget Power Supply Plan.
•Financial performance was strong, with debt reduced to the lowest level in 30 years, effective wholesale rates lowest in a decade, and lower interest expense in 2021 compared to 2020 mainly due to lower debt levels.
•Strengthened customer relationships: 95% (145) of 153 LPCs have signed with TVA under 20-year Partnership Agreement.
•The aggregate impact of these achievements was that TVA not only held rates stable and low, but returned $189 million in bill credits to LPCs participating in the long-term Partnership Agreement during 2021.
•These achievements also enabled TVA to deliver a wide range of pandemic support programs to LPCs, businesses, and communities that lessened their burden and helped businesses across the Tennessee Valley recover.
•Mr. Lyash's highest rated competencies were vision, innovation, and strategic direction, effective communication, and accountability and driving for results.

JOHN M. THOMAS, III Executive Vice President and Chief Financial and Strategy Officer Joined TVA November 2005
2021 TOTAL DIRECT COMPENSATION EARNED
$3,133,714
Base Salary. Mr. Thomas' salary was increased three percent to $686,582 at the beginning of 2021, reflecting strong performance and positioning to maintain a competitive base salary. Mr. Thomas’ salary was also increased 11.4 percent to $765,000 in June 2021 reflecting additional scope and responsibilities with his job title change to Executive Vice President and Chief Financial and Strategy Officer.
EAIP Payment Earned. Organizational performance under the TVA EAIP Scorecard exceeded target for all measures, resulting in a 142 percent payout percentage. Company performance under the TVA Corporate Multiplier measures was strong for nearly all measures despite the continued challenges presented by COVID-19. As a result, the TVA Board approved a 1.0 Corporate Multiplier.
The CEO approved an Individual Performance Multiplier of 105 percent for Mr. Thomas for 2021 given his strong performance, including those considerations noted under 2021 Individual Performance Highlights.
Long-Term Incentives Earned
Long-Term Performance Awards Earned. Organizational performance under the 2019–2021 LTP program was stronger than expected in key operational measures, resulting in significantly lower than expected Non-Fuel Delivered Cost of Power and Load Not Served. However, several external measures were below target. In light of strong safety, reliability, and financial performance, the TVA Board determined that the 132 percent calculated payout appropriately reflected executive performance in executing on TVA's long-term priorities and did not exercise its discretion to adjust the payout.
Long-Term Retention Awards Earned. Mr. Thomas earned $413,667 in 2021 upon the vesting of the 2021 tranches of his 2019, 2020, and 2021 LTR program awards. The LTR awards vest ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2021–2023 Long-Term Performance Award Opportunity. Effective October 1, 2020, Mr. Thomas was granted a 2021–2023 LTP program award with a target opportunity of $1,000,000. Effective June 7, 2021, Mr. Thomas was awarded a prorated 2021-2023 LTP grant of $1,039,000, which will vest on September 30, 2023, and replaced the 2021-2023 LTP grant of $1,000,000 made on October 1, 2020. The actual payout of the award will depend on performance against targets at the end of the three-year performance period.
2021 Long-Term Retention Award Opportunity. Effective October 1, 2020, Mr. Thomas was granted a 2021 LTR program award of $432,000. Effective June 7, 2021, Mr. Thomas was awarded a prorated 2021 LTR award of $441,000 which replaced the 2021 LTR program award of $432,000 made on October 1, 2020, that vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2021 as described above.

2021 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•Executed CFO, strategic planning, and business planning functions at an exceptionally high level, delivering results that exceeded enterprise goals in O&M expense, debt reduction, net income, and cash flow.
•After assuming leadership for the Technology and Innovation units in 2020, quickly developed a comprehensive technology strategy including initiatives focused on transportation electrification, regional grid transformation, and expansion of TVA's solar power program, producing excellent 2021 results. For example, the industry-leading Green Invest Program resulted in more than 2,000 MWs of solar development across the Valley.
•Continued to effectively manage revenue loss risk presented by the COVID-19 pandemic by working across the organization to manage O&M expense, adjust capital spending, and develop and extend a range of LPC and community support programs. These programs included direct fund matching to communities through the Community Care Fund and support through the Back-to-Business Credit program.
•Effectively managed TVA liquidity, access to debt markets, and liability management activities to maintain TVA's strong financial position and lower interest expense.
•Continued to successfully build TVA's ESG programs and communicate them effectively to stakeholders, including the financial community, executing TVA's first Investor ESG day.
•Executed major bond issuance, including TVA's first ever Green Bonds that garnered the lowest 10-year rate in TVA history.
•Continued to reduce TVA debt, achieving the lowest level in 30 years.
•Total number of Long-Term Partnership Agreements increased in 2021, which returned $189 million to participating LPCs in 2021.
•A key leader in delivering organizational financial performance that was the foundation for providing TVA customers with a 2.5% Pandemic Relief Credit on their monthly bills in 2021, and creating a Pandemic Recovery Credit of 2.5% for application throughout 2022.
•Continued to mature the TVA Enterprise Risk Management Program, delivering superior risk insights contributing to material risk reduction.
•In partnership with a range of internal organizations, developed and brought to the TVA Board a Carbon-informed Asset plan and a Strategic Intent and Guiding Principles Document that lay the foundation of TVA's greenhouse gas reduction glide path while maintaining low cost and high reliability.

TIMOTHY S. RAUSCH Executive Vice President and Chief Nuclear Officer Joined TVA October 2018
2021 TOTAL DIRECT COMPENSATION EARNED
$1,938,804
Base Salary. Mr. Rausch's salary was increased three percent to $551,668 for 2021, reflecting solid performance and positioning to maintain a competitive base salary.
EAIP Payment Earned. Organizational performance under the TVA EAIP Scorecard exceeded target for all measures, resulting in a 142 percent payout percentage. Company performance under the TVA Corporate Multiplier measures was strong for nearly all measures despite the continued challenges presented by COVID-19. As a result, the TVA Board approved a 1.0 Corporate Multiplier.
The CEO approved an Individual Performance Multiplier of 105 percent for Mr. Rausch for 2021 given his solid performance and notable achievements, including those considerations noted under 2021 Individual Performance Highlights.
Long-Term Incentives Earned
Long-Term Performance Awards Earned. Organizational performance under the 2019–2021 LTP program was stronger than expected in key operational measures, resulting in significantly lower than expected Non-Fuel Delivered Cost of Power and Load Not Served. However, several external measures were below target. In light of strong safety, reliability, and financial performance, the TVA Board determined that the 132 percent calculated payout appropriately reflected executive performance in executing on TVA's long-term priorities and did not exercise its discretion to adjust the payout.
Long-Term Retention Award Payments Earned. Mr. Rausch earned $277,750 in 2021 upon the vesting of the 2021 tranches of his 2019, 2020, and 2021 LTR program award. The LTR program award vests ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2021–2023 Long-Term Performance Award Opportunity. Effective October 1, 2020, Mr. Rausch was granted a 2021–2023 LTP program award with a target opportunity of $500,000, which will vest on September 30, 2023. Actual payout will depend on performance against targets at the end of the three-year performance period.
2021 Long-Term Retention Award Opportunity. Effective October 1, 2020, Mr. Rausch was granted a 2021 LTR program award of $330,000 that vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2021 as described above.

2021 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•Effectively led strong TVA nuclear fleet progress towards best-in-class operation, substantially improving nuclear fleet performance metrics and making solid progress toward the enterprise objective that all nuclear units achieve top quartile performance in 2022.
•Completed 2021 with zero recordable injuries to TVA nuclear employees, effective with October 8, 2021 recorded data.
•Substantially strengthened nuclear safety culture and safety conscious work environment, including improvement of Employee Concerns Program effectiveness, leadership timeliness in addressing employee issues and workforce communication that were recognized by the NRC with the closure of work environment related open concerns.
•Completed the Extended Power Uprate program at Browns Ferry Nuclear Plant that increased cost effective power output by 11 percent and received nuclear industry recognition for project excellence.
•Completed a broad portfolio of investments that significantly improved nuclear fleet safety and reliability.
•Demonstrated nuclear value by delivering high reliability of the nuclear fleet through extreme winter weather and during the high load summer season.
•Completed a series of major nuclear plant refueling outages involving thousands of workers, largely on budget and on schedule despite challenges presented by the COVID-19 pandemic.
•Led a team that continued to advance the company's new nuclear program focused on deployment of light water Small Modular Reactors, which is a critical milestone in the development of this zero carbon generating resource. In addition, formed a partnership focused on development of next generation reactors including construction of a molten fluoride salt test reactor at Oak Ridge.
•Championed the enterprise IwD Initiative, increasing diversity in the nuclear organization and mentoring the enterprise IwD Leadership Council.

DAVID B. FOUNTAIN Executive Vice President and General Counsel (effective March 2021; former Senior Vice President, Vice General Counsel) Joined TVA June 2020
2021 TOTAL DIRECT COMPENSATION EARNED
$1,074,607
Base Salary. Mr. Fountain’s salary was increased 3.5 percent to $465,750 at the beginning of 2021 reflecting his superior performance and positioning to maintain a competitive base salary. Mr. Fountain’s salary was also increased 15.9 percent to $540,000 in March 2021, with his selection as Executive Vice President and General Counsel.
EAIP Payment Earned. Organizational performance under the TVA EAIP Scorecard exceeded target for all measures, resulting in a 142 percent payout percentage. Company performance under the TVA Corporate Multiplier measures was strong for nearly all measures despite the continued challenges presented by COVID-19. As a result, the TVA Board approved a 1.0 Corporate Multiplier.
The CEO approved an Individual Performance Multiplier of 100 percent for Mr. Fountain for 2021 given his solid performance, including those considerations noted under 2021 Individual Performance Highlights.
Long-Term Incentives Earned
Long-Term Performance Award Payments Earned. Mr. Fountain did not participate in the 2019-2021 LTP program, and thus did not receive any LTP payout in 2021.
Long-Term Retention Award Payments Earned. Mr. Fountain earned $105,500 in 2021 as the first tranche of his 2021 LTR program. The 2021 LTR award vests ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2021–2023 Long-Term Performance Award Opportunity. Effective October 1, 2020, Mr. Fountain was granted a 2021-2023 LTP program award with a target opportunity of $375,000. Effective March 5, 2021, Mr. Fountain was awarded a prorated 2021-2023 LTP grant of $562,500, which will vest on September 30, 2023, and replaced the 2021-2023 LTP grant of $375,000. The actual payout of the award will depend on performance against targets at the end of a three-year performance period.
2021 Long-Term Retention Award Opportunity. Effective October 1, 2020, Mr. Fountain was granted a 2021 LTR program award of $249,000. Effective with the March 5, 2021 selection, Mr. Fountain was awarded a prorated 2021 LTR award of $316,500 which replaced the 2021 LTR program award of $249,000 made on October 1, 2020, and vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2021 as described above.
Other Compensation
Recruitment and Relocation Incentive. Mr. Fountain was paid $100,000 in 2021 as the second installment of a deferred cash relocation incentive under his employment offer letter and $350,000 as the second installment of a deferred cash recruitment incentive under his employment offer letter.

2021 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•Effectively led the activities of the Office of the General Counsel ("OGC) across multiple areas of law, including nuclear, regulatory, commercial, environmental, litigation, employment, natural resources, and others.
•Served a critical role as an insightful, strategic, and trusted advisor to the Enterprise Leadership Team and to the TVA Board.
•Counseled the enterprise through a variety of novel legal challenges including challenges to the public power model established by the TVA Act and a favorable decision in the Nuclear Development lawsuit related to the disposition of the Bellefonte Nuclear Plant site.
•As Corporate Secretary supported the TVA Board in developing and implementing changes intended to strengthen the company's governance and improve transparency, including restructuring Board Committees.
•As Vice General Counsel, led TVA's response to Executive Orders and interactions with other federal offices that successfully resolved significant issues and built confidence and trust.
•Continued to successfully support the organization in developing the basis and structure of the portfolio of COVID-19 pandemic-related programs delivered across the TVA service area.
•Took significant steps to strengthen the TVA Ethics Program, including completion of a comprehensive program assessment and development of a long-term improvement plan
•Successfully completed the transition of the OGC organization from the prior General Counsel, building employee confidence and engagement.
•Expanded the OGC's pro-bono legal support initiative that is positively impacting lives in support of TVA's mission of service.

DONALD A. MOUL Executive Vice President and Chief Operating Officer Joined TVA June 2021
2021 TOTAL DIRECT COMPENSATION EARNED
$854,831
Base Salary. Mr. Moul’s salary was approved as $765,000 commensurate with his employment on June 21, 2021 as Executive Vice President and Chief Operating Officer. Salary earned in 2021 was $205,962.
EAIP Payment Earned. Organizational performance under the TVA EAIP Scorecard exceeded target for all measures, resulting in a 142 percent payout percentage. Company performance under the TVA Corporate Multiplier measures was strong for nearly all measures despite the continued challenges presented by COVID-19. As a result, the TVA Board approved a 1.0 Corporate Multiplier.
The CEO approved an Individual Performance Multiplier of 115 percent for Mr. Moul for 2021 given his strong performance, including those considerations noted under 2021 Individual Performance Highlights.
Long-Term Incentives Earned
Long-Term Performance Award Payments Earned. Organizational performance under the 2019–2021 LTP program was stronger than expected in key operational measures, resulting in significantly lower than expected Non-Fuel Delivered Cost of Power and Load Not Served. However, several external measures were below target. In light of strong safety, reliability, and financial performance, the TVA Board determined that the 132 percent calculated payout appropriately reflected executive performance in executing on TVA's long-term priorities and did not exercise its discretion to adjust the payout.
Long-Term Retention Award Payments Earned. Mr. Moul earned $327,084 in 2021 upon the vesting of the 2021 tranches of his 2019, 2020 and 2021 LTR program awards. The LTR awards vest ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2021–2023 Long-Term Performance Award Opportunity. Effective with his hire, Mr. Moul was granted a prorated 2021-2023 LTP program award with a target opportunity of $588,750 which will vest on September 30, 2023. The actual payout of the award will depend on performance against targets at the end of the three-year performance period.
2021 Long-Term Retention Award Opportunity. Effective with his hire, Mr. Moul was granted a prorated 2021-2023 LTR program award of $588,750 that vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2021 as described above.
Other Compensation
Recruitment and Relocation Incentive. Mr. Moul was paid $650,000 in 2021 as the first installment of a deferred cash recruitment and relocation incentive under his employment offer letter.

2021 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•Completed a highly successful 100-day Chief Operating Officer transition plan that maintained operational quality, built employee confidence, and effectively completed the turnover of the Chief Operating Officer position with Mr. Skaggs coincident with the end of the fiscal year.
•Effectively engaged with the staff and coordinated system and river operations activities through a significant rainfall year and the highest load period in nearly a decade without customer interruption or price instability.
•Quickly acclimated to the TVA organization, culture, and operation and established himself as an effective senior executive.
•Completed an extensive program of customer and stakeholder outreach to establish the constructive relationships needed to effectively lead the enterprise, receiving strong positive stakeholder feedback on this critical executive turnover.
•Effectively led organizational response to a series of COVID-related Executive Orders in a manner that satisfied these directives without disrupting performance.
•Led the organizational response to a tragic contract employee fatality, supporting the responsible contract partner company in their investigation and ensuring that TVA learned all appropriate lessons and took timely improvement actions.

MICHAEL D. SKAGGS Executive Vice President and Advisor to the Chief Operating Officer (effective June 2021; former Executive Vice President and Chief Operating Officer) Joined TVA February 1994
2021 TOTAL DIRECT COMPENSATION EARNED
$3,335,868
Base Salary. Mr. Skaggs's salary was increased four percent to $689,936 for 2021, reflecting strong performance and positioning to maintain a competitive base salary.
EAIP Payment Earned. Organizational performance under the TVA EAIP Scorecard exceeded target for all measures, resulting in a 142 percent payout percentage. Company performance under the TVA Corporate Multiplier measures was strong for nearly all measures despite the continued challenges presented by COVID-19. As a result, the TVA Board approved a 1.0 Corporate Multiplier.
The CEO approved an Individual Performance Multiplier of 115 percent for Mr. Skaggs for 2021 given his strong performance, including those considerations noted under 2021 Individual Performance Highlights.
Long-Term Incentives Earned
Long-Term Performance Awards Earned. Organizational performance under the 2019-2021 LTP program was stronger than expected in key operational measures, resulting in significantly lower than expected Non-Fuel Delivered Cost of Power and Load Not Served. However, several external measures were below target. In light of strong safety, reliability, and financial performance, the TVA Board determined that the 132 percent calculated payout appropriately reflected executive performance in executing on TVA's long-term priorities and did not exercise its discretion to adjust the payout.
Long-Term Retention Awards Earned. Mr. Skaggs earned $451,000 in 2021 upon the vesting of the 2021 tranches of his 2019, 2020, and 2021 LTR program awards, respectively. The LTR program awards vest ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2021–2023 Long-Term Performance Award Opportunity. Effective October 1, 2020, Mr. Skaggs was granted a 2021–2023 LTP program award with a target opportunity of $1,175,000 which will vest on September 30, 2023. Actual payout will depend on performance against targets at the end of the three-year performance period.
2021 Long-Term Retention Award Opportunity. Effective October 1, 2020, Mr. Skaggs was granted a 2021 LTR program award of $504,000 that vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2021 as described above.

2021 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•Led the operational teams to the best industrial safety performance in TVA history for the second consecutive year, with top quartile Serious Injury Rate and top decile OSHA Injury Rate.
•Provided exceptional reliability during two extreme cold and heat-related weather events, delivering high generating station performance, strong transmission system performance, and outstanding system management.
•In partnership with a range of internal organizations, developed and brought to the TVA Board a Carbon-informed Asset plan and a Strategic Intent and Guiding Principles Document that lay the foundation of TVA's greenhouse gas reduction glide path while maintaining low cost and high reliability.
•Continuously improved transmission reliability in 2021, again setting industry performance standards, and resulting in more reliable and higher-quality power delivery to industrial customers, LPCs, and communities.
•Led significant improvement of non- nuclear generation fleet performance in 2021, exceeding aggressive goals and contributing to lower fuel costs and considerable savings to customers.
•Progressed the Grid of Tomorrow program, which is focused on building the integrated energy system of the future, on schedule and on budget.
•Continued to build TVA's ESG program and issued TVA's second Sustainability Report, clearly communicating TVA's leadership position in this important dimension of corporate stewardship.
•Led improvement efforts for critical support functions of supply chain, environmental programs, and security.
•Evaluated, assisted in lessons learned incorporation, and provided meaningful mentorship for the Watts Bar Unit 2 Nuclear Plant Steam Generator Project.
•Advised the TVA nuclear team in developing the Small Modular Reactor program, a key to achieving future carbon reduction goals.

Executive Compensation Tables and Narrative Disclosures

Summary Compensation and Grants of Plan-Based Awards

The following table provides information on compensation earned by each of the NEOs in 2021 (and 2020 and 2019, as applicable).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)		All Other Compensation(4)	Total
Jeffrey J. Lyash	2021	$1,100,000	$—	$6,354,730		$2,110,300		$317,650	$9,882,680
President and Chief	2020	1,058,000	—	2,729,609	(5)	2,271,647	(6)	1,237,977	7,297,233
Executive Officer	2019	445,846	380,000	861,969	(7)	5,970,873	(8)	504,835	8,163,523
John M. Thomas, III	2021	$710,711	$—	$2,423,003		$767,504		$21,375	$3,922,593
Executive Vice President and	2020	666,584	—	2,210,410	(9)	980,220	(10)	21,000	3,878,214
Chief Financial and Strategy Officer	2019	648,208	52,500	1,804,797	(11)	1,076,752	(12)	20,625	3,602,882
Timothy Rausch	2021	$551,668	$—	$1,387,136		$237,895		$25,650	$2,202,349
Senior Vice President	2020	535,600	—	1,031,390	(13)	106,428	(14)	159,794	1,833,212
and Chief Nuclear Officer	2019	502,000	—	713,750	(15)	72,784	(16)	255,735	1,544,269
David Fountain	2021	$507,444	$—	$567,163		$4,167		$479,295	$1,558,069
Executive Vice President	2020	—	—	—		—		—	—
and General Counsel	2019	—	—	—		—		—	—
Donald Moul	2021	$205,962	$—	$648,869		$—		$678,098	$1,532,929
Executive Vice President	2020	—	—	—		—		—	—
and Chief Operating Officer	2019	—	—	—		—		—	—
Mike D. Skaggs	2021	$689,936	$—	$2,645,932		$1,223,557		$12,825	$4,572,250
Executive Vice President	2020	663,400	—	2,150,295	(17)	1,609,999	(18)	12,600	4,436,294
and Advisor to the CEO	2019	614,692	52,500	1,716,194	(19)	2,017,130	(20)	12,375	4,412,891
Notes
(1) There were no bonus awards in 2021.
(2) The 2021 data is outlined in the table below.

NON-EQUITY INCENTIVE PLAN COMPENSATION

	Jeffrey J. Lyash	John M. Thomas, III	Timothy Rausch	David Fountain	Donald Moul	Michael D. Skaggs
EAIP	$2,928,750	$847,736	$575,776	$461,663	$235,435	$901,332
LTP	2,671,680	1,161,600	533,610	—	86,350	1,293,600
LTR 2019-03(A)	—	126,667	57,750	—	21,806	140,000
LTR 2020-02(B)	338,000	140,000	110,000	—	109,028	143,000
LTR 2021-01(C)	416,300	147,000	110,000	105,500	196,250	168,000
Total	$6,354,730	$2,423,003	$1,387,136	$567,163	$648,869	$2,645,932
Notes
(A) LTR grant representing the third tranche of the LTR award effective October 1, 2018.
(B) LTR grant representing the second tranche of the LTR award effective October 1, 2019.
(C) LTR grant representing the first tranche of the LTR award effective October 1, 2020.

(3) The 2021 data is outlined in the table below.

CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS

	Jeffrey J. Lyash	John M. Thomas, III	Timothy Rausch	David Fountain	Donald Moul	Michael D. Skaggs
Increase under TVARS Plans	$—	$17,652	$—	$—	$—	$41,797
Increase under SERP	2,110,300	749,852	237,895	4,167	—	1,181,760
Total	$2,110,300	$767,504	$237,895	$4,167	$—	$1,223,557

(4) The 2021 data is outlined in the table below.

ALL OTHER COMPENSATION

	Jeffrey J. Lyash	John M. Thomas, III	Timothy Rausch	David Fountain		Donald Moul		Michael D. Skaggs
401(k) Matching Contribution	$12,825	$12,825	$12,825	$12,825		$7,944		$12,825
Non-Elective 401(k) Contribution	12,825	8,550	12,825	12,825		9,268		—
Deferred Cash Recruitment/Relocation Incentive	292,000	—	—	450,000	(A)	650,000	(B)	—
Relocation Benefits	—	—	—	3,645		10,886		—
Total	$317,650	$21,375	$25,650	$479,295		$678,098		$12,825
Notes
(A) Under the terms of his offer letter, Mr. Fountain is required to repay to TVA deferred cash relocation incentive payments in the amount of $150,000 if, prior to June 1, 2022, he (1) voluntarily terminates employment unless the separation is for reasons beyond his control and acceptable to TVA, or (2) he is terminated for cause. In addition, Mr. Fountain is required to repay to TVA deferred cash relocation incentive payments in the amount of $100,000 if, prior to June 1, 2023, he (1) voluntarily terminates employment unless the separation is for reasons beyond his control and acceptable to TVA, or (2) he is terminated for cause.
(B) Under the terms of his offer letter, Mr. Moul is required to repay to TVA deferred cash recruitment and relocation incentive payments in the amount of $650,000 if, prior to June 21, 2023, he (1) voluntarily terminates employment unless the separation is for reasons beyond his control and acceptable to TVA, or (2) he is terminated for cause.

(5) Represents $2,391,609 awarded under the EAIP and $338,000 awarded under the LTR.
(6) Reflects increase of $2,271,647 under the SERP.
(7) Represents $861,969 awarded under the EAIP.
(8) Reflects increase of $5,970,873 under the SERP.
(9) Represents $730,576 awarded under the EAIP, $1,096,500 awarded under the LTP, and $383,334 awarded under the LTR.
(10) Reflects increases of $34,401 under the Cash Balance Pension and $945,819 under the SERP.
(11) Represents $660,630 awarded under the EAIP, $817,500 awarded under the LTP, and $326,667 awarded under the LTR.
(12) Reflects increases of $60,304 under the Cash Balance Pension and $1,016,448 under the SERP.
(13) Represents $513,640 awarded under the EAIP, $167,750 awarded under the LTR, and $350,000 awarded under a Performance Incentive Arrangement.
(14) Reflects increase of $106,428 under the SERP.
(15) Represents $406,000 awarded under the EAIP, $57,750 awarded under the LTR, and $250,000 awarded under a Performance Incentive Arrangement.
(16) Reflects increase of $72,784 under the SERP.
(17) Represents $799,795 awarded under the EAIP, $967,500 awarded under the LTP, and $383,000 awarded under the LTR.
(18) Reflects increases of $55,129 under the Cash Balance Pension and $1,554,870 under the SERP.
(19) Represents $575,360 awarded under the EAIP, $817,500 awarded under the LTP, and $323,334 awarded under the LTR.
(20) Reflects increases of $91,600 under the Cash Balance Pension and $1,925,530 under the SERP.

The following table provides information on non-equity incentive plan opportunities and grants provided to NEOs and the possible range of payouts associated with the opportunities and grants. Awards under the EAIP, LTP, and LTR that vested as of September 30, 2021, will be paid in cash during the first quarter of 2022.

GRANTS OF PLAN-BASED AWARDS TABLE
as of September 30, 2021

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
			Current Year				Future Years
Name	Plan		Threshold(2)	Target(2)	Maximum(2)		Threshold(2)	Target(2)	Maximum(2)		Performance Period Ending/Vesting Date
Jeffrey J. Lyash	EAIP	(3)	$825,000	$1,650,000	$2,475,000						9/30/2021
	LTP 2019	(4)	1,012,000	2,024,000	3,036,000						9/30/2021
	LTR 2020-02	(5)		338,000	338,000						9/30/2021
	LTR 2021-01	(5)		416,300	416,300						9/30/2021
	LTP 2020	(6)					$1,170,500	$2,341,000	$3,511,500		9/30/2022
	LTR 2020-03	(5)						338,000	338,000		9/30/2022
	LTR 2021-02	(5)						416,300	416,300		9/30/2022
	LTP 2021	(7)					1,457,050	2,914,100	4,371,150		9/30/2023
	LTR 2021-03	(5)						416,300	416,300		9/30/2023

John M. Thomas, III	EAIP	(3)	$284,284	$568,568	$852,852						9/30/2021
	LTP 2019	(4)	440,000	880,000	1,320,000						9/30/2021
	LTR 2019-03	(5)		126,667	126,667						9/30/2021
	LTR 2020-02	(5)		140,000	140,000						9/30/2021
	LTR 2021-01	(5)		147,000	147,000						9/30/2021
	LTP 2020	(6)					$490,000	$980,000	$1,470,000		9/30/2022
	LTR 2020-03	(5)						140,000	140,000		9/30/2022
	LTR 2021-02	(5)						147,000	147,000		9/30/2022
	LTP 2021	(7)					519,500	1,039,000	1,558,500		9/30/2023
	LTR 2021-03	(5)						147,000	147,000		9/30/2023

Timothy Rausch	EAIP	(3)	$193,084	$386,168	$579,252						9/30/2021
	LTP 2019	(4)	202,125	404,250	606,375						9/30/2021
	LTR 2019-03	(5)		57,750	57,750						9/30/2021
	LTR 2020-02	(5)		110,000	110,000						9/30/2021
	LTR 2021-01	(5)		110,000	110,000						9/30/2021
	LTP 2020	(6)					$250,000	$500,000	$750,000		9/30/2022
	LTR 2020-03	(5)						110,000	110,000		9/30/2022
	LTR 2021-02	(5)						110,000	110,000		9/30/2022
	LTP 2021	(7)					250,000	500,000	750,000		9/30/2023
	LTR 2021-03	(5)						110,000	110,000		9/30/2023

David Fountain	EAIP	(3)	$162,557	$325,114	$487,672						9/30/2021
	LTR 2021-01	(5)		105,500	105,500						9/30/2021
	LTP 2020	(6)					$187,500	$375,000	$562,500		9/30/2022
	LTR 2021-02	(5)						105,500	105,500		9/30/2022
	LTP 2021	(7)					281,250	562,500	843,750		9/30/2023
	LTR 2021-03	(5)						105,500	105,500		9/30/2023

Donald Moul	EAIP	(3)	$72,087	$144,173	$216,260						9/30/2021
	LTP 2019	(4)	32,709	65,417	98,126	(8)					9/30/2021
	LTR 2019-03	(5)		21,806	21,806	(9)					9/30/2021
	LTR 2020-02	(5)		109,028	109,028	(10)					9/30/2021
	LTR 2021-01	(5)		196,250	196,250	(11)					9/30/2021
	LTP 2020	(6)					$163,542	$327,083	$490,625	(12)	9/30/2022
	LTR 2020-03	(5)						109,028	109,028	(10)	9/30/2022
	LTR 2021-02	(5)						196,250	196,250	(11)	9/30/2022
	LTP 2021	(7)					294,375	588,750	883,125	(13)	9/30/2023
	LTR 2021-03	(5)						196,250	196,250	(11)	9/30/2023

Michael D. Skaggs	EAIP	(3)	$275,975	$551,949	$827,924				9/30/2021
	LTP 2019	(4)	490,000	980,000	1,470,000				9/30/2021
	LTR 2019-03	(5)		140,000	140,000				9/30/2021
	LTR 2020-02	(5)		143,000	143,000				9/30/2021
	LTR 2021-01	(5)		168,000	168,000				9/30/2021
	LTP 2020	(6)				$495,000	$990,000	$1,485,000	9/30/2022
	LTR 2020-03	(5)					143,000	143,000	9/30/2022
	LTR 2021-02	(5)					168,000	168,000	9/30/2022
	LTP 2021	(7)				587,500	1,175,000	1,762,500	9/30/2023
	LTR 2021-03	(5)					168,000	168,000	9/30/2023
Notes
(1) TVA does not have any equity securities and therefore has no equity-based awards.
(2) Threshold, Target, and Maximum represent amounts that could be earned by an NEO based on performance during the applicable performance cycle. Threshold, Target, and Maximum targets for EAIP and LTIP are 50 percent, 100 percent, and 150 percent.
(3) Target incentive opportunities as a percentage of salaries were as follows: Mr. Lyash, 150 percent; Mr. Thomas, 80 percent; Mr. Rausch, 70 percent; Mr. Fountain, 70 percent; Mr. Moul, 70 percent; and Mr. Skaggs, 80 percent. Additionally, a corporate multiplier ranging between 0.00 and 1.00 may be applied which can reduce the award to $0. An individual performance multiplier of up to 150 percent may also be applied which may increase the award to 225 percent of target. Actual EAIP awards earned for performance in 2021 are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table. See Compensation Discussion and Analysis for a discussion of how each award was determined. Mr. Thomas and Mr. Fountain's target incentive opportunities are prorated based on the number of days worked in each position during the performance cycle. Mr. Moul did not work a full year, and his target incentive opportunity is prorated based on the numbers of days worked in the performance cycle.
(4) Mr. Lyash's LTP award was granted October 1, 2019, and vested September 30, 2021. Mr. Moul's LTP award was granted as part of his employment offer and vested September 30, 2021. All other LTP awards were granted October 1, 2018, and vested September 30, 2021. At the end of the performance period, TVA's LTIP Scorecard was applied to the grants in order to determine award payouts. Award payouts are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table. Mr. Fountain did not participate in the 2019-2021 LTP program.
(5) All LTR awards will be paid in a lump sum within two months of the September 30th vesting date. The awards will be paid in cash after deducting applicable federal, state, and local withholding taxes. In the case of death, the beneficiary will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant's death. Disability awards will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant's separation from service due to disability. Actual LTR awards earned in 2021 are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.
(6) Mr. Fountain's LTP award was granted as part of his employment offer and will vest September 30, 2022. Mr. Moul's LTP award was granted as part of his employment offer and will vest September 30, 2022. All other LTP awards were granted effective October 1, 2019 and will vest September 30, 2022. At the end of the performance period, TVA's LTIP Scorecard will be applied to the grants in order to determine award payouts. The final award may be adjusted by the TVA Board based on the evaluation of the participant's individual achievements, peer group comparisons, and performance results over the performance cycle.
(7) Mr. Moul's LTP award was granted as part of his employment offer and will vest September 30, 2023. All other LTP awards were originally granted October 1, 2020, and will vest September 30, 2023. Effective March 5, 2021, Mr. Fountain was awarded a prorated 2021-2023 LTP grant of $562,500, which will vest on September 30, 2023, and replaced the 2021-2023 LTP grant of $375,000 made on October 1, 2020. In addition, effective June 7, 2021, Mr. Thomas was awarded a prorated 2021-2023 LTP grant of $1,039,000, which will vest on September 30, 2023, and replaced the 2021-2023 LTP grant of $1,000,000 made on October 1, 2020. At the end of the performance period, TVA's LTIP Scorecard will be applied to the grants in order to determine award payouts. The final award may be adjusted by the TVA Board based on the evaluation of the participant's individual achievements, peer group comparisons, and performance results over the performance cycle.
(8) Reflects prorated amount of 3/36th of the target grant amount of $785,000 for the 2019-2021 LTP performance cycle.
(9) Reflects prorated amount of 3/36th of the LTR grant of $785,000 for the 2019-2021 retention cycle.
(10) Reflects prorated amount of 15/36th of the LTR grant of $785,000 for the 2020-2022 retention cycle.
(11) Reflects prorated amount of 27/36th of the LTR grant of $785,000 for the 2021-2023 retention cycle.
(12) Reflects prorated amount of 15/36th of the target grant amount of $785,000 for the 2020-2022 LTP performance cycle.
(13) Reflects prorated amount of 27/36th of the target grant amount of $785,000 for the 2021-2023 LTP performance cycle.

Retirement and Pension Plans

The table below provides the actuarial present value of the NEOs' accumulated benefits, including the number of years of credited service, under TVA's retirement and pension plans as of September 30, 2021, determined using a methodology and interest rate and mortality rate assumptions consistent with those used in the financial statements in this Annual Report, set forth in Note 22 — Benefit Plans.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years of Credited Service(1)		Present Value of Accumulated Benefit		Payments During Last Year
Jeffrey J. Lyash	TVARS	N/A		N/A	(3)	$—
	SERP Tier 1	12.417	(2)	$10,352,820		—
John M. Thomas, III	TVARS	15.833		429,601		—
	SERP Tier 1	15.833		5,384,711		—
Timothy Rausch	TVARS	N/A		N/A	(3)	—
	SERP Tier 1	2.917		417,107		—
David Fountain	TVARS	N/A		N/A	(3)	—
	SERP Tier 1	1.333		4,167		—
Donald Moul	TVARS	N/A		N/A	(3)	—
	SERP Tier 1	0.250		—		—
Michael D. Skaggs	TVARS	27.583		814,475		—
	SERP Tier 1	24.000	(4)	9,075,757		—
Notes
(1) Limited to 24 years when determining supplemental benefits available under SERP Tier 1, described below.
(2) Mr. Lyash was granted five years of credited service for calculating his SERP benefit. In the event of involuntary termination except for cause prior to five years of actual service, the vesting requirement will be waived, and he will be entitled to the additional five years of granted credited service plus his actual years of service for calculating his SERP benefit. In the event of termination for cause or voluntary termination for any reason prior to five years of actual service, the vesting requirement will be waived and his SERP benefit will be calculated based on a total of five years of credited service. After five years of actual service with TVA, he will be granted five additional years of credited service for a total of 15 years of credited service for calculating his SERP benefit. As of September 30, 2021, Mr. Lyash had 2.417 years of service. The present value of the accumulated SERP benefit with 7.417 years of credited services is $6,156,339. The present value of the accumulated SERP benefit with 12.417 years of credited service is $10,352,820.
(3) Mr. Lyash, Mr. Rausch, Mr. Fountain, and Mr. Moul are not eligible to participate in the TVARS Pension Plan since they were hired after June 30, 2014.
(4) Mr. Skaggs has reached the 24-year service cap allowed under the SERP.

Qualified Retirement Plans

The retirement benefits for which employees are eligible and receive under the TVARS pension plan and 401(k) plan depend on the employee's hire date, years of service, and individual elections, as follows:

•Employees who were first hired prior to January 1, 1996, receive (i) a traditional pension benefit calculated based on the employee's creditable service, the employee's average monthly salary for the highest three consecutive years of eligible compensation, and a pension factor based on the employee's age and years of service, less a Social Security offset, and (ii) 401(k) plan matching contributions from TVA. The 401(k) plan matching contribution is $0.25 on every dollar contributed by the employee up to six percent of eligible compensation, for a maximum matching contribution of 1.5 percent of eligible compensation. None of the NEOs are in this group.

•Employees who were first hired prior to January 1, 1996, and who elected to switch pension structures from traditional to cash balance, receive (i) a cash balance pension benefit calculated based on (a) pay-based credits and interest that accrue over time in the employee's account and (b) the employee's age at the time of retirement, and (ii) 401(k) plan matching contributions from TVA. The monthly pay credits are equal to six percent of eligible compensation, and monthly interest is credited at an annual interest rate equal to the change in the CPI-U plus three percent (with a minimum of six percent and maximum of 10 percent). The interest rate during 2021 was six percent. The 401(k) plan matching contribution is $0.75 on every dollar contributed by the employee up to six percent of eligible compensation, for a maximum matching contribution of 4.5 percent of eligible compensation. Mr. Skaggs is in this group.

•Employees who were first hired on or after January 1, 1996, and who had 10 or more years of service as of October 1, 2016, receive (i) a cash balance pension benefit calculated based on (a) pay-based credits and interest that accrue over time in the employee's account and (b) the employee's age at the time of retirement, and (ii) 401(k) plan non-elective and matching contributions from TVA. The monthly pay credits are equal to three percent of eligible compensation, and monthly interest is credited at an annual interest rate equal to the change in the CPI-U plus two percent (with a minimum of 4.75 percent and a maximum of 6.25 percent). The interest rate during 2021 was 4.75 percent. The 401(k) plan automatic, non-elective contribution is equal to three percent of eligible compensation, and the matching contribution is $0.75 on every dollar contributed by the employee up to six percent of eligible compensation, for a maximum matching contribution of 4.5 percent of eligible compensation. Mr. Thomas is in this group.

•Employees who were first hired on or after January 1, 1996, and who had less than 10 years of service as of October 1, 2016, receive (i) a cash balance pension benefit calculated based on pay-based credits and interest that accrue over time in the employee's account and the employee's age at the time of retirement, and (ii) 401(k) plan non-elective and matching contributions from TVA. As of October 1, 2016, the cash balance accounts of these employees receive no additional pay-based credits; however, the accounts continue to receive monthly interest credits at an annual interest rate equal to the change in the CPI-U plus two percent (with a minimum of 4.75 percent and a maximum of 6.25 percent). The interest rate during 2021 was 4.75 percent. The 401(k) plan automatic, non-elective contribution is equal to six percent of eligible compensation, and the matching contribution is dollar-for-dollar on employee contributions up to six percent of eligible compensation, for a maximum matching contribution of six percent of eligible compensation. None of the NEOs are in this group.

•Employees who were hired prior to July 1, 2014, and who elected to waive their cash balance retirement benefit and transfer their cash balance account to the 401(k) plan effective October 1, 2018, receive a retirement benefit in the 401(k) plan only. The 401(k) plan is an automatic, non-elective contribution that is equal to six percent of eligible compensation, and the matching contribution is dollar-for-dollar on employee contributions up to six percent of the eligible compensation, for a maximum matching contribution of six percent of eligible compensation. None of the NEOs are in this group.

•Employees who were first hired on or after July 1, 2014 (or who were rehired and were either previously not vested in the pension plan or cashed out their pension benefit) receive a retirement benefit in the 401(k) plan only. The 401(k) plan automatic, non-elective contribution is equal to 4.5 percent of eligible compensation, and the matching contribution is $0.75 on every dollar contributed by the employee up to six percent of eligible compensation, for a maximum matching contribution of 4.5 percent of eligible compensation. Mr. Lyash, Mr. Rausch, Mr. Fountain, and Mr. Moul are in this group.

Cash Balance Pension. For NEOs who are eligible for retirement benefits under the pension plan, which includes Mr. Thomas and Mr. Skaggs, eligible compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled "Salary" in the Summary Compensation Table. The eligible compensation in 2021 could not exceed $285,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  Employees with cash balance benefits who have at least five years of cash balance service are eligible at retirement or termination of employment to receive an immediate benefit in the form of a monthly pension with survivor benefit options or in a lump-sum payment with cash out or rollover options.  The pension plan does not provide for early retirement benefits to any NEO or any other employee eligible for cash balance benefits.

401(k) Plan. All employees eligible to participate in the 401(k) plan, including the NEOs, may elect to contribute to the 401(k) plan on a before-tax, Roth, and/or after-tax basis.  For purposes of matching and non-elective contributions from TVA to the 401(k) accounts of the NEOs, eligible compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled "Salary" in the Summary Compensation Table. The eligible compensation in 2021 could not exceed $285,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  Any participant in the 401(k) plan must have three years of TVA service to be vested in matching and non-elective contributions from TVA.

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

Nonqualified Deferred Compensation

The following table provides information regarding deferred contributions, earnings, and balances for each of the NEOs.  The amounts reported under this table do not represent compensation in addition to the compensation that was earned in 2021 and already reported in the Summary Compensation Table, but rather the amounts of compensation earned by the NEOs in 2021 or prior years that were or have been deferred.

NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in 2021	Registrant Contributions in 2021	Aggregate Earnings in 2021		Aggregate Withdrawals/ Distributions	Aggregate Balance at September 30, 2021
Jeffrey J. Lyash	$—	$—	$—		$—	$—
John M. Thomas, III	—	—	—		—	—
Timothy Rausch	—	—	—		—	—
David Fountain	—	—	—		—	—
Donald Moul	—	—	—		—
Michael D. Skaggs	—	—	694,097	(1)	—	6,041,126	(2)
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

Executive Severance Plan

On February 10, 2021, TVA’s CEO established the TVA Executive Severance Plan (the “Severance Plan”), including the eligibility of TVA’s NEOs (other than the CEO) to participate in the Severance Plan. On February 11, 2021, the TVA Board approved the CEO’s participation in the Severance Plan as part of the overall market review of CEO compensation. The Severance Plan provides that if TVA terminates an NEO’s employment other than for Gross Misconduct (as defined below) or such participant terminates employment for Good Reason (as defined below), such participant will be eligible to receive the following benefits in addition to his or her accrued compensation:

•A lump sum severance payment equal to the applicable multiplier times the sum of the employee’s annual base salary and target annual incentive, and continued healthcare benefits for a number of complete or partial years equal to such multiplier. The applicable multiplier is 1.5 for the CEO and 1.0 for the other NEOs, or, if the qualifying separation occurs within 24 months following a Change in Control (as defined below) of TVA, then the applicable multiplier is 3.0 for the CEO and 2.0 for the other NEOs.

•Any earned but unpaid incentive payments, and a prorated annual incentive payment for the year of termination based on actual (or, if the qualifying separation occurs within 24 months following a Change in Control of TVA, based on target) achievement of performance goals.

•If the qualifying separation occurs within 24 months following a Change in Control of TVA, then a lump sum cash payment equal to the sum of (a) any LTIP performance awards the performance cycle of which is in progress on the participant's separation date, non-prorated and calculated based on target achievement of performance goals, and (b) any LTIP retention awards the retention cycle of which is in progress on the participant's separation date, non-prorated and calculated as if all such awards are fully vested.

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

Under the Severance Plan, a Change in Control shall be deemed to have occurred on the earliest of the following dates:

•the date when the United States ceases to have an ownership interest of at least fifty percent (50%) of TVA;

•the date one or more entities acquire (or have acquired during the 12-month period ending on the date of the most recent acquisition by such entity or entities) assets from TVA that have a total gross fair market value (without regard to any debt) equal to or more than thirty percent (30%) of the total gross fair market value of all of the assets of TVA immediately before such most recent acquisition;

•the date that a majority of the members of the TVA Board is no longer appointed and confirmed in accordance with the provisions of Section 2(a)(1) of the TVA Act;

•the date a complete liquidation or winding-up of TVA is consummated;

•the date that an entity such as an organization, board, commission, authority, department, or agency succeeds to the principal functions of, or powers and duties granted to, TVA; or

•the date of enactment or effectiveness of any applicable law, statute, rule, regulation, order, decree, ruling, or writ of a governmental or regulatory agency, entity, or official of competent jurisdiction that materially limits the TVA Board’s authority to establish or renew a participant’s total direct compensation.

Under the Severance Plan, Good Reason shall mean the occurrence of any of the following:

•a material adverse change in the participant’s authority, duties, or responsibilities (excluding during any period of participant’s physical or mental incapacity) with respect to his or her employment with TVA without the participant’s prior written consent;

•a material reduction in the participant’s base salary without the participant’s prior written consent (other than any reduction applicable to management employees generally);

•an actual change in the participant’s principal work location by more than 50 miles and more than 50 miles from the participant’s principal place of abode as of the date of such change in job location without the participant’s prior written consent; or

•a material breach by TVA of any term or provision of the Severance Plan without the participant’s prior written consent.

A participant may be considered to have Good Reason to terminate employment for purposes of the Severance Plan only if the participant provides written notice to TVA of termination within 30 days of the occurrence of the applicable event(s) or, if later, within 30 days of the date the participant has knowledge that such event(s) occurred. An event constituting Good Reason shall no longer constitute Good Reason if the circumstances described in the Good Reason notice are cured by TVA within 30 days following receipt of the Good Reason notice.

Under the Severance Plan, Gross Misconduct shall mean any of the following:

•misconduct involving dishonesty, fraud, or gross negligence that directly results in significant economic or reputational harm to TVA;

•insubordination, intentional neglect of duties, or refusal to cooperate with investigations of TVA’s business practices;

•conviction of a crime amounting to a felony under the laws of the United States or any of the several states, or a crime of moral turpitude;

•a significant violation of TVA’s Code of Ethics or Code of Conduct; or

•disclosure without authorization of proprietary or confidential information of TVA.

Potential Payments on Account of Resignation, Retirement, Termination without Cause, Termination with Cause, Death, or Disability

The tables below show certain potential payments that would have been made to each NEO if his or her employment had been terminated on September 30, 2021, under various scenarios.  All of the NEOs would also be entitled to payments from plans generally available to TVA employees under the specific circumstances of termination of employment, including the health and welfare and pension plans and amounts in the 401(k) plan.

Jeffrey J. Lyash	Resignation(1)	Retirement		Termination without Cause or Resignation for Good Reason (Non-CIC)(2)	Termination without Cause or Resignation for Good Reason (CIC)(2)	Termination with Cause	Death/Disability
Severance Agreement	$—	$—		$4,125,000	$8,250,000	$—	$—
SERP(3)	4,046,300	4,046,300		6,156,339	6,156,339	4,046,300	6,156,339	(4)
EAIP	2,928,750	2,928,750		2,928,750	2,928,750	2,928,750	2,928,750
Deferred Cash Recruitment/Relocation Incentive(5)	292,000	292,000		292,000	292,000	292,000	292,000
LTR	754,300	754,300		754,300	1,924,900	754,300	1,270,217	(6) (7)
LTP	2,671,680	2,671,680	(8)	2,671,680	7,926,780	2,671,680	5,203,713	(9) (10)
Deferred Compensation	—	—		—	—	—	—
Total Value of Potential Payments	$10,693,030	$10,693,030		$16,928,069	$27,478,769	$10,693,030	$15,851,019
Notes
(1) The Resignation column covers resignations that do not qualify as resignations for Good Reason under TVA's Severance Plan. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for definition of Good Reason.
(2) The Severance Plan provides that if TVA terminates an NEO's employment other than for Gross Misconduct or such participant terminates employment for Good Reason, such participant will be eligible to receive certain benefits in addition to his or her accrued compensation. The amount of additional benefits will vary depending on whether the qualifying separation from service occurs within 24 months following a Change in Control. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for definitions of Gross Misconduct, Good Reason, and Change in Control and for a discussion of the benefits provided to NEOs under the Severance Plan.
(3) In February 2019, TVA entered into an arrangement with Mr. Lyash that provides that at the commencement of his employment with TVA, he will be granted five years of credited service for calculating his SERP benefit. In the event of involuntary termination except for cause prior to five years of actual service, the vesting requirement will be waived, and he will be entitled to the additional five years of granted credited service plus his actual years of service for calculating his SERP benefit. In the event of termination for cause or voluntary termination for any reason prior to five years of actual service, the vesting requirement will be waived and his SERP benefit will be calculated based on a total of five years of credited service.
(4) In the event of death while employed by TVA, the beneficiary will receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit. Survivor will receive 50 percent of the reported value.
(5) Mr. Lyash received a deferred cash recruitment/relocation Incentive of $1,784,000 upon employment, and $292,000 of this amount vested on September 30, 2021.
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
(8) Is not eligible to retire based on definition in the LTIP plan.
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

John M. Thomas, III	Resignation(1)		Retirement		Termination without Cause or Resignation for Good Reason (Non-CIC)(2)		Termination without Cause or Resignation for Good Reason (CIC)(2)		Termination with Cause		Death/Disability
Severance Agreement(1)	$—		$—		$1,377,000		$2,754,000		$—		$—
SERP	5,384,711	(3)(4)(5)	5,384,711	(3) (4) (5)	5,384,711	(3) (4) (5)	5,384,711	(3) (4) (5)	5,384,711	(3) (4) (5)	5,384,711	(3) (4) (6)
EAIP	847,736		847,736		847,736		847,736		847,736		847,736
LTR	413,667		413,667		413,667		847,667		413,667		606,167	(7) (8)
LTP	1,161,600		2,161,267	(9)	2,161,267		3,180,600		1,161,600		2,161,267	(10) (11)
Deferred Compensation	—		—		—		—		—		—
Total Value of Potential Payments	$7,807,714		$8,807,381		$10,184,381		$13,014,714		$7,807,714		$8,999,881

Notes
(1) The Resignation column covers resignations that do not qualify as resignations for Good Reason under TVA's Severance Plan. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for definition of Good Reason.
(2) The Severance Plan provides that if TVA terminates an NEO's employment other than for Gross Misconduct or such participant terminates employment for Good Reason, such participant will be eligible to receive certain benefits in addition to his or her accrued compensation. The amount of additional benefits will vary depending on whether the qualifying separation from service occurs within 24 months following a Change in Control. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for definitions of Gross Misconduct, Good Reason, and Change in Control and for a discussion of the benefits provided to NEOs under the Severance Plan.
(3) Represents the present value of the accumulated benefit.
(4) Actual benefit would be paid in five annual installments beginning at age 55.
(5) Assumes that the TVA Board or its delegate determines that the termination is an approved termination under SERP. See Executive Compensation Tables and Narrative Disclosures — Retirement and Pension Plans — Supplemental Executive Retirement Plan above for a discussion of approved and unapproved terminations under SERP.
(6) In the event of death while employed by TVA, the beneficiary would receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit. Survivor will receive 50 percent of the reported value.
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
(9) The LTIP provides that in the event of the retirement of a participant, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated using the actual percent of opportunity achieved and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle. The amount included in the table assumes that the percent of opportunity achieved will be 100 percent of target for the performance cycles ending on September 30, 2022 and September 30, 2023.
(10) The LTIP provides that in the event of the death of a participant, the participant's beneficiary is entitled to (1) any LTP award that had vested at the time of the participant's death but not been paid and (2) any LTP awards that had not vested at the time of the participant's death and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was participating in the plan during the applicable performance cycle.
(11) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle.

Timothy Rausch	Resignation(1)		Retirement		Termination without Cause or Resignation for Good Reason (Non-CIC)(2)		Termination without Cause or Resignation for Good Reason (CIC)(2)		Termination with Cause		Death/Disability
Severance Agreement	$—		$—		$937,836		$1,875,671		$—		$—
SERP	—	(3)	—	(3)	—	(3)	417,107	(4)	—	(3)	417,107	(5) (6)
EAIP	575,776		575,776		575,776		575,776		575,776		575,776
LTR	277,750		277,750		277,750		607,750		277,750		424,417	(8) (9)
LTP	533,610		533,610	(7)	533,610		1,533,610		533,610		1,033,610	(10) (11)
Deferred Compensation	—		—		—		—		—		—
Total Value of Potential Payments	$1,387,136		$1,387,136		$2,324,972		$5,009,914		$1,387,136		$2,450,910
Notes
(1) The Resignation column covers resignations that do not qualify as resignations for Good Reason under TVA's Severance Plan. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for definition of Good Reason.
(2) The Severance Plan provides that if TVA terminates an NEO's employment other than for Gross Misconduct or such participant terminates employment for Good Reason, such participant will be eligible to receive certain benefits in addition to his or her accrued compensation. The amount of additional benefits will vary depending on whether the qualifying separation from service occurs within 24 months following a Change in Control. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for definitions of Gross Misconduct, Good Reason, and Change in Control and for a discussion of the benefits provided to NEOs under the Severance Plan.
(3) The five-year vesting requirement has not been met.
(4) The Severance Plan provides that the five-year vesting requirement set forth in Section 4.1(a) of the SERP will be waved pursuant to the terms of such section with respect to each participant whose termination date occurs within 24 months following a Change in Control.
(5) Represents the present value of the accumulated benefit.
(6) In the event of death while employed by TVA, the beneficiary will receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit. Survivor will receive 50 percent of the reported value.
(7) Is not eligible to retire based on definition in the LTIP plan.
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
(10) The LTIP provides that in the event of the death of a participant, the participant's beneficiary is entitled to (1) any LTP award that had vested at the time of the participant's death but not been paid and (2) any LTP awards that had not vested at the time of the participant's death and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was participating in the plan during the applicable performance cycle.
(11) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle.

David Fountain	Resignation(1)		Retirement		Termination without Cause or Resignation for Good Reason (Non-CIC)(2)		Termination without Cause or Resignation for Good Reason (CIC)(2)		Termination with Cause		Death/Disability
Severance Agreement	$—		$—		$918,000		$1,836,000		$—		$—
SERP	—	(3)	—	(3)	—	(3)	4,167	(4)	—	(3)	4,167	(5) (6)
EAIP	461,663		461,663		461,663		461,663		461,663		461,663
Deferred Cash Recruitment/Relocation Incentive	—	(7)	—	(7)	—		—		—	(7)	—
LTR	105,500		105,500		105,500		316,500		105,500		193,417	(8) (9)
LTP	—		—	(10)	—		937,500		—		437,500	(11) (12)
Deferred Compensation	—		—		—		—		—		—
Total Value of Potential Payments	$567,163		$567,163		$1,485,163		$3,555,830		$567,163		$1,096,747
Notes
(1) The Resignation column covers resignations that do not qualify as resignations for Good Reason under TVA's Severance Plan. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for definition of Good Reason.
(2) The Severance Plan provides that if TVA terminates an NEO's employment other than for Gross Misconduct or such participant terminates employment for Good Reason, such participant will be eligible to receive certain benefits in addition to his or her accrued compensation. The amount of additional benefits will vary depending on whether the qualifying separation from service occurs within 24 months following a Change in Control. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for definitions of Gross Misconduct, Good Reason, and Change in Control and for a discussion of the benefits provided to NEOs under the Severance Plan.
(3) The five-year vesting requirement has not been met.
(4) The Severance Plan provides that the five-year vesting requirement set forth in Section 4.1(a) of the SERP will be waved pursuant to the terms of such section with respect to each participant whose termination date occurs within 24 months following a Change in Control.
(5) Represents the present value of the accumulated benefit.
(6) In the event of death while employed by TVA, the beneficiary would receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit. Survivor will receive 50 percent of the reported value.
(7) Under the terms of his offer letter, Mr. Fountain is required to repay to TVA deferred cash relocation incentive payments in the amount of $150,000 if, prior to June 1, 2022, he (1) voluntarily terminates employment unless the separation is for reasons beyond his control and acceptable to TVA, or (2) is terminated for cause. Mr. Fountain is required to repay to TVA deferred cash relocation incentive payments in the amount of $100,000 if, prior to June 1, 2023, he (1) voluntarily terminates employment unless the separation is for reasons beyond his control and acceptable to TVA, or (2) is terminated for cause.
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
(10) Is not eligible to retire based on definition in the LTIP plan.
(11) The LTIP provides that in the event of the death of a participant, the participant's beneficiary is entitled to (1) any LTP award that had vested at the time of the participant's death but not been paid and (2) any LTP awards that had not vested at the time of the participant's death and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was participating in the plan during the applicable performance cycle.
(12) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle.

Donald Moul	Resignation(1)		Retirement		Termination without Cause or Resignation for Good Reason (Non-CIC)(2)	Termination without Cause or Resignation for Good Reason (CIC)(2)	Termination with Cause		Death/Disability
Severance Agreement	$—		$—		$1,300,500	$2,601,000	$—		$—
SERP	—	(3)	—	(3)	—	—	—	(3)	—	(4) (5)
EAIP	235,435		235,435		235,435	235,435	235,435		235,435
Deferred Cash Recruitment/Relocation Incentive	—	(6)	—	(6)	—	—	—	(6)	—
LTR	327,084		327,084		327,084	828,612	327,084		545,140	(8) (9)
LTP	86,350		86,350	(7)	86,350	1,002,183	86,350		500,656	(10) (11)
Deferred Compensation	—		—		—	—	—		—
Total Value of Potential Payments	$648,869		$648,869		$1,949,369	$4,667,230	$648,869		$1,281,231
Notes
(1) The Resignation column covers resignations that do not qualify as resignations for Good Reason under TVA's Severance Plan. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for definition of Good Reason.
(2) The Severance Plan provides that if TVA terminates an NEO's employment other than for Gross Misconduct or such participant terminates employment for Good Reason, such participant will be eligible to receive certain benefits in addition to his or her accrued compensation. The amount of additional benefits will vary depending on whether the qualifying separation from service occurs within 24 months following a Change in Control. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for definitions of Gross Misconduct, Good Reason, and Change in Control and for a discussion of the benefits provided to NEOs under the Severance Plan.
(3) The five-year vesting requirement has not been met.
(4) Represents the present value of the accumulated benefit.
(5) In the event of death while employed by TVA, the beneficiary will receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit. Survivor will receive 50 percent of the reported value.
(6) Under the terms of his offer letter, Mr. Moul is required to repay to TVA deferred cash recruitment and relocation incentive payments in the amount of $650,000 if, prior to June 21, 2023, he (1) voluntarily terminates employment unless the separation is for reasons beyond his control and acceptable to TVA, or (2) is terminated for cause.
(7) Is not eligible to retire based on definition in the LTIP plan.
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
(10) The LTIP provides that in the event of the death of a participant, the participant's beneficiary is entitled to (1) any LTP award that had vested at the time of the participant's death but not been paid and (2) any LTP awards that had not vested at the time of the participant's death and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was participating in the plan during the applicable performance cycle.
(11) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle.

Michael D. Skaggs	Resignation(1)		Retirement		Termination without Cause or Resignation for Good Reason (Non-CIC)(2)		Termination without Cause or Resignation for Good Reason (CIC)(2)		Termination with Cause		Death/Disability
Severance Agreement	$—		$—		$1,241,885		$2,483,770		$—		$—
SERP	9,075,757	(3) (4) (5)	9,075,757	(3) (4) (5)	9,075,757	(3) (4) (5)	9,075,757	(3) (4) (5)	9,075,757	(3) (4) (5)	9,075,757	(3) (4) (6)
EAIP	901,332		901,332		901,332		901,332		901,332		901,332
LTR	451,000		451,000		451,000		930,000		451,000		662,500	(7) (8)
LTP	1,293,600		2,345,267	(9)	2,345,267		3,458,600		1,293,600		2,345,267	(10) (11)
Deferred Compensation(12)	6,041,126		6,041,126		6,041,126		6,041,126		6,041,126		6,041,126
Total Value of Potential Payments	$17,762,815		$18,814,482		$20,056,367		$22,890,585		$17,762,815		$19,025,982
Notes
(1) The Resignation column covers resignations that do not qualify as resignations for Good Reason under TVA's Severance Plan. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for definition of Good Reason.
(2) The Severance Plan provides that if TVA terminates an NEO's employment other than for Gross Misconduct or such participant terminates employment for Good Reason, such participant will be eligible to receive certain benefits in addition to his or her accrued compensation. The amount of additional benefits will vary depending on whether the qualifying separation from service occurs within 24 months following a Change in Control. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for definitions of Gross Misconduct, Good Reason, and Change in Control and for a discussion of the benefits provided to NEOs under the Severance Plan.
(3) Represents the present value of the accumulated benefit.
(4) Actual benefit would be paid in ten annual installments beginning on the date of Mr. Skaggs's separation from service.
(5) Assumes that the TVA Board or its delegate determines that the termination is an approved termination under SERP. See Executive Compensation Tables and Narrative Disclosures — Retirement and Pension Plans — Supplemental Executive Retirement Plan above for a discussion of approved and unapproved terminations under SERP.
(6) In the event of death while employed by TVA, the beneficiary would receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit. Survivor will receive 50 percent of the reported value.
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
(9) The LTIP provides that in the event of the retirement of a participant, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated using the actual percent of opportunity achieved and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle. The amount included in the table assumes that the percent of opportunity achieved will be 100 percent of target for the performance cycles ending on September 30, 2022 and September 30, 2023.
(10) The LTIP provides that in the event of the death of a participant, the participant's beneficiary is entitled to (1) any LTP award that had vested at the time of the participant's death but not been paid and (2) any LTP awards that had not vested at the time of the participant's death and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was participating in the plan during the applicable performance cycle.
(11) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle.
(12)  Amounts that Mr. Skaggs earned in past years but elected to defer, which are payable pursuant to elections he made and applicable IRS rules.

Other Agreements
Except as described above and in the Compensation Discussion and Analysis, there are no other agreements between TVA and any of the NEOs.

Director Compensation

The TVA Act provides for up to nine directors on the TVA Board.  As of November 12, 2021, the TVA Board consisted of seven members. Under the TVA Act, each director receives certain stipends that are increased annually by the same percentage increase applicable to adjustments under 5 U.S.C. § 5318, which adjusts the annual rates of pay of employees on the Executive Schedule of the U.S. Government.  Effective January 1, 2021, the annual stipend for TVA directors was increased from $54,072 to $54,613 per year unless (1) the director chairs a TVA Board committee, in which case the stipend was increased from $55,142 to $55,693 per year, or (2) the director is the Chair of the TVA Board, in which case the stipend was increased from $60,175 to $60,777 per year.  Directors are also reimbursed under federal law for travel, lodging, and related expenses while attending meetings and for other official TVA business.

The annual stipends provided by the TVA Act for each director and for the Chair of the TVA Board as of November 12, 2021, are listed below:
TVA BOARD ANNUAL STIPENDS

Name	Annual Stipend
William Kilbride	$60,777
Kenneth E. Allen	55,693
A. D. Frazier	55,693
Beth Harwell	55,693
Brian Noland	54,613
John L. Ryder	54,613
Jeff W. Smith	55,693

The following table provides information on the compensation received by TVA's directors during 2021:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1)	All Other Compensation(2)	Total
William B. Kilbride	$55,997	—	—	—	—	$560	$56,557
Kenneth E. Allen	55,528	—	—	—	—	555	56,083
A. D. Frazier	55,528	—	—	—	—	2,776	58,304
Beth Harwell	40,447	—	—	—	—	2,022	42,469
Brian Noland	39,910	—	—	—	—	1,995	41,905
John L. Ryder	60,027	—	—	—	—	2,401	62,428
Jeff W. Smith	55,528	—	—	—	—	2,499	58,027
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

Compensation Committee Interlocks and Insider Participation

The People and Governance Committee of the TVA Board currently consists of the following three directors: Kenneth Allen, A.D. Frazier, and Brian Noland.

No member of this Committee was at any time during 2021 or at any other time an officer or employee of TVA, and no member of this committee had any relationship with TVA requiring disclosure under Item 404 of Regulation S-K. No executive officer of TVA has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the People and Governance Committee during 2021.

Compensation Committee Report

The People and Governance Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Committee recommended to the TVA Board that the Compensation Discussion and Analysis be included in this Annual Report.

PEOPLE AND GOVERNANCE COMMITTEE

Kenneth Allen, Chair
A.D. Frazier
Brian Noland

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

Other Relationships

TVA is engaged in a number of transactions with other agencies of the U.S. government, although such agencies do not fall within the definition of "related parties" for purposes of Item 404(a) of Regulation S-K.  These include, among other things, supplying electricity to other federal agencies, purchasing electricity from the Southeastern Power Administration, and engaging in various arrangements involving nuclear materials with the Department of Energy ("DOE").  See Item 1, Business and Note 24 — Related Parties.

TVA also has access to a financing arrangement with the U.S. Treasury.  TVA and the U.S. Treasury have a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  There were no outstanding borrowings under the facility at September 30, 2021. This credit facility has a maturity date of September 30, 2022, and is typically renewed annually.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s.  See Note 14 — Debt and Other Obligations — Credit Facility Agreements.

In addition, TVA is required by the 1959 amendment to the TVA Act to make annual payments to the U.S. Treasury from net power proceeds as a repayment of and as a return on the payments to the U.S. Treasury in repayment of and as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment") until $1.0 billion of the Power Program Appropriation Investment has been repaid. With the 2014 payment, TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment. The TVA Act requires TVA to continue to make payments to the U.S. Treasury indefinitely as a return on the remaining $258 million of the Power Program Appropriation Investment.  See Note 19 — Proprietary Capital — Appropriation Investment.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees of Ernst & Young LLP for audit, audit-related, and other services for the years ended September 30, 2021 and 2020.

Principal Accountant Fees and Services (in actual dollars)
Year	Principal Accountant	Audit Fees(1)	Audit-Related Fees	Tax Fees	All Other Fees(2)	Total
2021	Ernst & Young LLP	$3,115,531	$—	$—	$3,060	$3,118,591
2020	Ernst & Young LLP	3,007,830	—	—	5,930	3,013,760
Notes
(1)  Audit fees consist of payments for professional services rendered in connection with the audit of TVA's annual financial statements, including the annual attestation on internal control over financial reporting; review of interim financial statements included in TVA's quarterly reports; audit of TVA's fuel cost adjustment; federal financial reporting responsibilities for the preparation and audit of the 2021 and 2020 federal consolidated financial statements of which TVA is a component; and Bond offering and other financing comfort letters.
(2) All other fees reflect accounting and financial reporting research software license costs.

The TVA Board has an Audit, Finance, Risk, and Cybersecurity Committee ("Audit Committee").  Under the TVA Act, the Audit Committee, in consultation with the Inspector General, recommends to the TVA Board the selection of an external auditor.  TVA's Audit Committee, in consultation with the Inspector General, recommended that the TVA Board select Ernst & Young LLP as TVA's external auditor for the 2021 and 2020 audits and other related services, and the TVA Board approved these recommendations.

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

The Audit Committee pre-approved all audit services for 2021 and 2020.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents have been filed as part of this Annual Report on Form 10-K for the fiscal year ended September 30, 2021 ("Annual Report"):

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
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 000-52313)

3.2
Bylaws of the Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014 (Incorporated by reference to Exhibit 3.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as Amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1
Amended and Restated September Maturity Credit Agreement Dated as of September 28, 2018, Among Tennessee Valley Authority, as the Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent, The Toronto-Dominion Bank, New York Branch, as Letter of Credit Issuer and a Lender, Canadian Imperial Bank of Commerce, New York Branch, First Tennessee Bank National Association, Morgan Stanley Bank, N.A., and The Bank of New York Mellon (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on October 3, 2018, File No. 000-52313)

10.2
Amended and Restated June Maturity Credit Agreement Dated as of June 13, 2018, Among Tennessee Valley Authority, as the Borrower, Royal Bank of Canada, as Administrative Agent, Letter of Credit Issuer, and a Lender, Barclays Bank PLC, BNP Paribas, Branch Banking and Trust Company, Mizuho Bank Ltd, Regions Bank, SunTrust Bank, and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on June 18, 2018, File No. 000-52313)

10.3
Second Amended and Restated September Maturity Credit Agreement Dated as of September 21, 2021, Among Tennessee Valley Authority, as the Borrower, Royal Bank of Canada, as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on September 24, 2021, File No. 000-52313)

10.4
$500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on August 7, 2015, File No. 000-52313)

10.5
First Amendment Dated as of February 28, 2017, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on March 3, 2017, File No. 000-52313)

10.6
Second Amendment Dated as of February 21, 2018, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on February 26, 2018, File No. 000-52313)

10.7
Third Amendment Dated as of February 27, 2020, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, and February 21, 2018, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on March 3, 2020, File No. 000-52313)

10.8
December 2019 Maturity Community Bank Credit Agreement Dated as of December 12, 2016, with SunTrust Bank as Administrative Agent and a Lender, Branch Banking and Trust Company as Letter of Credit Issuer and a Lender, First National Bank, First Tennessee Bank National Association, HomeTrust Bank, Pinnacle Bank, Regions Bank, Trustmark National Bank, and United Community Bank (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 15, 2016, File No. 000-52313)

10.9
Amendment Dated as of December 11, 2018, to December Maturity Community Bank Credit Agreement Dated as of December 12, 2016 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 14, 2018, File No. 000-52313)

10.10
Second Amendment Dated as of February 9, 2021, to December Maturity Community Bank Credit Agreement Dated as of December 12, 2016, and Amended as of December 11, 2018 (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, File No. 000-52313)

10.11	TVA Discount Notes Selling Group Agreement (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

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

10.14
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

10.15
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

10.16
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

10.27*
Asset Purchase Agreement Dated as of August 6, 2013, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.33 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.28
Facility Lease-Purchase Agreement Dated as of August 9, 2013, Between Southaven Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.34 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.29
Head Lease Agreement Dated as of August 9, 2013, Among the United States of America, TVA, and Southaven Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.35 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.30*
Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.31*
Consent Decree Among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children's Earth Foundation, and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.32†
Amended and Restated TVA Compensation Plan Approved by the TVA Board on April 29, 2021 (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File No. 000-52313)

10.33†
Amended and Restated Supplemental Executive Retirement Plan Effective as of May 1, 2015 (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 000-52313)

10.34†
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

10.36†
Amended and Restated Long-Term Incentive Plan Dated as of November 12, 2020 (Incorporated by reference to Exhibit 10.34 to TVA's Annual Report on Form 10-K for the year ended September 30, 2020, File No. 000-52313)

10.37†
Executive Severance Plan Adopted as of February 10, 2021, and Amended as of February 11, 2021 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, File No. 000-52313)

10.38†	Retention Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.39†	Offer Letter to Jeffrey J. Lyash Approved as of February 14, 2019 (Incorporated by reference to Exhibit 10.1 TVA's Current Report on Form 8-K filed on February 14, 2019, File No. 000-52313)

10.40†
Acknowledgment by TVA and Jeffrey J. Lyash on March 25, 2019, Relating to the Offer Letter to Mr. Lyash Approved as of February 14, 2019 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 000-52313)

10.41†
Offer Letter to Timothy S. Rausch Accepted as of September 18, 2018 (Incorporated by reference to Exhibit 10.39 to TVA's Annual Report on Form 10-K/A for the year ended September 30, 2019, File No. 000-52313)

10.42†	Offer Letter to David Fountain Accepted as of April 1, 2020

10.43†	Offer Letter to Donald A. Moul Approved as of May 24, 2021 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 000-52313)

14.1	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

14.2	TVA Conflict of Interest Policy, as amended (Incorporated by reference to Exhibit 14.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101
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

Date:	November 12, 2021		TENNESSEE VALLEY AUTHORITY
(Registrant)
		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey J. Lyash	President and Chief Executive Officer	November 12, 2021
Jeffrey J. Lyash	(Principal Executive Officer)

/s/ John M. Thomas, III	Executive Vice President and	November 12, 2021
John M. Thomas, III	Chief Financial and Strategy Officer
(Principal Financial Officer)

/s/ Diane Wear	Vice President and Controller	November 12, 2021
Diane Wear	(Principal Accounting Officer)

/s/ William B. Kilbride	Chair	November 12, 2021
William B. Kilbride

/s/ Kenneth E. Allen	Director	November 12, 2021
Kenneth E. Allen

/s/ A.D. Frazier	Director	November 12, 2021
A. D. Frazier

/s/ Beth Harwell	Director	November 12, 2021
Beth Harwell

/s/ Brian Noland	Director	November 12, 2021
Brian Noland

/s/ John L. Ryder	Director	November 12, 2021
John L. Ryder

/s/ Jeff W. Smith	Director	November 12, 2021
Jeff W. Smith