Form 10-Q
period 2021-12-31
Tennessee Valley Authority
filed 2022-02-01
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (Unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	7
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	11
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	43
Executive Overview...............................................................................................................................................................	43
Results of Operations............................................................................................................................................................	44
Liquidity and Capital Resources............................................................................................................................................	49
Key Initiatives and Challenges..............................................................................................................................................	52
Environmental Matters..........................................................................................................................................................	63
Legal Proceedings................................................................................................................................................................	71
Off-Balance Sheet Arrangements..........................................................................................................................................	71
Critical Accounting Estimates...........................................................................................................................	71
New Accounting Standards and Interpretations....................................................................................................................	71
Legislative and Regulatory Matters.......................................................................................................................................	72

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	72

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	72
Disclosure Controls and Procedures.....................................................................................................................................	72
Changes in Internal Control over Financial Reporting..........................................................................................................	72

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	72

ITEM 5. OTHER INFORMATION..................................................................................................................................................	73

ITEM 6. EXHIBITS........................................................................................................................................................................	74

SIGNATURES...............................................................................................................................................................................	75

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 (the "Quarterly Report"):

Term or Acronym	Definition
ACE	Affordable Clean Energy
ACPA	Anti-Cherrypicking Amendment
ANI	American Nuclear Insurers
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
CAA	Clean Air Act
CCR	Coal combustion residuals
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	Carbon dioxide
COVID-19	Coronavirus Disease 2019
COLA(s)	Cost-of-living adjustment(s)
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CWA	Clean Water Act
CY	Calendar year
DBOT	Down-blend offering for Tritium
DCP	Deferred Compensation Plan
DER	Distributed energy resources
DOE	Department of Energy
EIS	Environmental Impact Statement
ELGs	Effluent Limitation Guidelines
EMPs	Electromagnetic pulses
EO(s)	Executive Order(s)
EPA	Environmental Protection Agency
ERC	Enterprise Risk Council
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
HAP	Hazardous Air Pollutants
IRP	Integrated Resource Plan
IwD	Inclusion with Diversity
JSCCG	John Sevier Combined Cycle Generation LLC
KOC	Knoxville Office Complex
kW	Kilowatts
kWh	Kilowatt hours
LPCs	Local power company customers
LTA	Long-Term Agreement
MATS	Mercury and Air Toxics Standards

MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NES	Nashville Electric Service
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSR	New Source Review
Nuclear Development	Nuclear Development, LLC
NWP	Nationwide Permit
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OMB	Office of Management and Budget
PARRS	Putable Automatic Rate Reset Securities
PM	Particulate matter
QTE	Qualified technological equipment and software
RCRA	Resource Conservation and Recovery Act
RECs	Renewable Energy Certificates
REIT	Real Estate Investment Trust
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SELC	Southern Environmental Law Center
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SIPs	State implementation plans
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SPC	Summer Place Complex
SOA	Society of Actuaries
SSSL	Seven States Southaven LLC
TDEC	Tennessee Department of Environment and Conservation
TIPS	Treasury Inflation-Protected Securities
TVA Act	The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee
TVA Board	TVA Board of Directors
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
USACE	U.S. Army Corps of Engineers
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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
•The cost of complying with known, anticipated, or new environmental requirements, some of which could render continued operation of many of TVA's aging coal-fired generation units not cost-effective or result in their removal from service, perhaps permanently;
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
•Inability to respond quickly enough to current or potential customer demands or needs, including the potential for increased demand for energy resulting from an increase in the population in TVA's service territory;
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

See also Item 1A, Risk Factors, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K for the year ended September 30, 2021 (the "Annual Report"), and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors in this Quarterly Report for a discussion of factors that could cause actual results to differ materially from those in any forward-looking statement.  New factors emerge from time to time, and it is not possible for TVA to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA's business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

References to years (2022, 2021, etc.) in this Quarterly Report are to TVA's fiscal years ending September 30.  Years that are preceded by "CY" are references to calendar years.

Notes

References to "Notes" are to the Notes to Consolidated Financial Statements contained in Part I, Item 1, Financial Statements in this Quarterly Report.

Available Information

TVA's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available on TVA's website, free of charge, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC").  TVA's website is www.tva.gov.  Information contained on or accessible through TVA's website shall not be deemed to be incorporated into, or to be a part of, this Quarterly Report or any other report or document that TVA files with the SEC.  All TVA SEC reports are available to the public without charge from the website maintained by the SEC at www.sec.gov.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended December 31
(in millions)

	2021	2020
Operating revenues
Revenue from sales of electricity	$2,538	$2,270
Other revenue	45	34
Total operating revenues	2,583	2,304
Operating expenses
Fuel	466	369
Purchased power	369	206
Operating and maintenance	780	715
Depreciation and amortization	510	378
Tax equivalents	133	121
Total operating expenses	2,258	1,789
Operating income	325	515
Other income (expense), net	14	15
Other net periodic benefit cost	65	65
Interest expense	263	281
Net income (loss)	$11	$184
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three Months Ended December 31
(in millions)

	2021	2020
Net income (loss)	$11	$184
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	5	101
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	(1)	(45)
Total other comprehensive income (loss)	4	56
Total comprehensive income (loss)	$15	$240
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	December 31, 2021	September 30, 2021
Current assets
Cash and cash equivalents	$507	$499
Accounts receivable, net	1,383	1,566
Inventories, net	1,024	950
Regulatory assets	163	196
Other current assets	177	287
Total current assets	3,254	3,498

Property, plant, and equipment
Completed plant	66,563	66,411
Less accumulated depreciation	(34,808)	(34,663)
Net completed plant	31,755	31,748
Construction in progress	2,496	2,458
Nuclear fuel	1,529	1,566
Finance leases	677	692
Total property, plant, and equipment, net	36,457	36,464

Investment funds	4,314	4,053

Regulatory and other long-term assets
Regulatory assets	7,793	7,956
Operating lease assets, net of amortization	154	165
Other long-term assets	307	320
Total regulatory and other long-term assets	8,254	8,441

Total assets	$52,279	$52,456
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	December 31, 2021	September 30, 2021
Current liabilities
Accounts payable and accrued liabilities	$1,897	$2,215
Accrued interest	268	282
Asset retirement obligations	301	266
Current portion of leaseback obligations	4	25
Regulatory liabilities	223	340
Short-term debt, net	1,066	780
Current maturities of power bonds	1,028	1,028
Current maturities of long-term debt of variable interest entities	43	43
Total current liabilities	4,830	4,979

Other liabilities
Post-retirement and post-employment benefit obligations	4,939	5,045
Asset retirement obligations	6,858	6,736
Finance lease liabilities	677	687
Other long-term liabilities	2,004	2,041
Regulatory liabilities	25	40
Total other liabilities	14,503	14,549

Long-term debt, net
Long-term power bonds, net	17,461	17,457
Long-term debt of variable interest entities, net	1,006	1,006
Total long-term debt, net	18,467	18,463

Total liabilities	37,800	37,991

Contingencies and legal proceedings (Note 20)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	13,701	13,689
Total power program proprietary capital	13,959	13,947
Nonpower programs appropriation investment, net	538	540
Accumulated other comprehensive income (loss)	(18)	(22)
Total proprietary capital	14,479	14,465

Total liabilities and proprietary capital	$52,279	$52,456
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Three Months Ended December 31
 (in millions)

	2021	2020
Cash flows from operating activities
Net income (loss)	$11	$184
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization(1)	515	384
Amortization of nuclear fuel cost	88	96
Non-cash retirement benefit expense	82	84
Other regulatory amortization and deferrals	32	6
Changes in current assets and liabilities
Accounts receivable, net	181	161
Inventories and other current assets, net	(101)	(73)
Accounts payable and accrued liabilities	(140)	(91)
Accrued interest	(13)	(3)
Pension contributions	(76)	(75)
Other, net	(86)	(78)
Net cash provided by operating activities	493	595

Cash flows from investing activities
Construction expenditures	(612)	(564)
Nuclear fuel expenditures	(137)	(79)
Loans and other receivables
Advances	(3)	(4)
Repayments	6	1
Other, net	12	2
Net cash used in investing activities	(734)	(644)

Cash flows from financing activities
Long-term debt
Redemptions and repurchases of power bonds	(1)	(1)
Short-term debt issues (redemptions), net	286	55
Payments on leases and leasebacks	(31)	(5)
Other, net	(5)	8
Net cash provided by financing activities	249	57
Net change in cash, cash equivalents, and restricted cash	8	8
Cash, cash equivalents, and restricted cash at beginning of period	518	521
Cash, cash equivalents, and restricted cash at end of period	$526	$529
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended December 31, 2021 and 2020
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2020	$258	$12,177	$548	$(51)	$12,932
Net income (loss)	—	186	(2)	—	184
Total other comprehensive income (loss)	—	—	—	56	56
Return on power program appropriation investment	—	(1)	—	—	(1)
Implementation of Financial Instruments - Credit Losses Standard	—	(4)	—	—	(4)
Balance at December 31, 2020	$258	$12,358	$546	$5	$13,167

Balance at September 30, 2021	$258	$13,689	$540	$(22)	$14,465
Net income (loss)	—	13	(2)	—	11
Total other comprehensive income (loss)	—	—	—	4	4
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at December 31, 2021	$258	$13,701	$538	$(18)	$14,479
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

Power rates are established by the TVA Board as authorized by the Tennessee Valley Authority Act of 1933, as amended (the "TVA Act").  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes ("tax equivalents"); debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the Power Program Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business. TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment with the 2014 payment; therefore, this repayment obligation is no longer a component of rate setting.  In setting TVA's rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Rates set by the TVA Board are not subject to review or approval by any state or other federal regulatory body.

Fiscal Year

TVA's fiscal year ends September 30.  Years (2022, 2021, etc.) refer to TVA's fiscal years unless they are preceded by "CY," in which case the references are to calendar years.

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

Basis of Presentation

TVA prepares its consolidated interim financial statements in conformity with GAAP for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2021, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2021 (the "Annual Report"). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included on the consolidated interim financial statements.

    The accompanying consolidated interim financial statements, which have been prepared in accordance with GAAP, include the accounts of TVA and variable interest entities ("VIEs") of which TVA is the primary beneficiary. See Note 9 — Variable Interest Entities. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the consolidated financial statements.  Although the consolidated financial statements are prepared in conformity with GAAP, TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses, reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA's financial results.  Estimates are considered critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA's financial condition, results of operations, or cash flows.

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

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash (in millions)
	At December 31, 2021	At September 30, 2021
Cash and cash equivalents	$507	$499
Restricted cash and cash equivalents included in Other long-term assets	19	19
Total cash, cash equivalents, and restricted cash	$526	$518

Due to higher volatility in the financial markets associated with the Coronavirus Disease 2019 ("COVID-19") pandemic, TVA increased its balance of Cash and cash equivalents beginning in March 2020. TVA may hold higher cash balances from time to time in response to potential market volatility or other business conditions.

Allowance for Uncollectible Accounts

    TVA recognizes an allowance that reflects the current estimate for credit losses expected to be incurred over the life of the financial assets based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The appropriateness of the allowance is evaluated at the end of each reporting period. TVA continues to monitor the impact of the COVID-19 pandemic on accounts and loans receivable balances to evaluate the allowance for uncollectible accounts.

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

    The allowance for uncollectible accounts was $1 million and less than $1 million at December 31, 2021, and September 30, 2021, respectively, for trade accounts receivable. Additionally, loans receivable of $104 million and $99 million at December 31, 2021, and September 30, 2021, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $4 million at both December 31, 2021 and September 30, 2021.

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

Depreciation

    TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies that are updated approximately every five years. During the first quarter of 2022, TVA implemented a new depreciation study related to its completed plant. The new study included a decline in the service life estimates of TVA's coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035.

Property, Plant, and Equipment Depreciation Rates (percent)
	Implemented Rates(1)	At September 30, 2021
Asset Class
Nuclear	2.72	2.38
Coal-fired	3.98	1.95
Hydroelectric	1.95	1.60
Gas and oil-fired	3.45	2.98
Transmission	1.45	1.34
Other	3.21	7.12
Note
(1) Implemented rates represent average rates for each asset class as determined by the depreciation study and were applicable beginning October 1, 2021.

Depreciation expense was $453 million and $345 million for the three months ended December 31, 2021 and 2020, respectively. Implementation of the new depreciation rates resulted in an estimated increase of approximately $98 million in depreciation and amortization expense for the three months ended December 31, 2021, as compared to the same period of the prior year. This estimate represents the effect of using the new depreciation rates on the property, plant, and equipment balances at December 31, 2020, and does not include any potential impact from additions to or retirements of net completed plant that occurred since December 31, 2020. See Note 6 — Plant Closures for a discussion of the impact of plant closures.

2.  Impact of New Accounting Standards and Interpretations

    The following are accounting standard updates issued by the Financial Accounting Standards Board ("FASB") that TVA adopted during 2022:

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

Effective Date for TVA	October 1, 2021
Effect on the Financial Statements or Other Significant Matters	TVA adopted this standard on a prospective basis. Adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows.

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

Effective Date for TVA	December 31, 2021
Effect on the Financial Statements or Other Significant Matters
TVA has interest rate swap contracts totaling a notional value of $1.5 billion that are indexed to LIBOR. TVA adopted the International Swaps and Derivative Association’s ("ISDA’s") LIBOR fallback protocol for interest rate swaps prior to December 31, 2021. Under this protocol, U.S. dollar LIBOR transactions would fallback to the Secured Overnight Financing Rate ("SOFR"). The interest rate swap contracts did not receive hedge accounting treatment, and therefore, TVA did not elect any optional expedients for this modification. TVA does not have any other significant contracts, including lease agreements, that include payments indexed to LIBOR. Therefore, the change of reference rate did not have a material impact on TVA’s financial condition, results of operations, or cash flows.

    The following accounting standard has been issued but, at December 31, 2021, was not effective and had not been adopted by TVA:

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
Description
This guidance requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue with customers. It is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured contract assets and contract liabilities in the acquiree’s financial statement.

Effective Date for TVA	This new standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2023. While early adoption is permitted, TVA does not currently plan to adopt this standard early.
Effect on the Financial Statements or Other Significant Matters	TVA does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or cash flows.

3.  Accounts Receivable, Net

    Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net (in millions)
	At December 31, 2021	At September 30, 2021
Power receivables	$1,310	$1,480
Other receivables	74	86
Allowance for uncollectible accounts	(1)	—
Accounts receivable, net	$1,383	$1,566

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net (in millions)
	At December 31, 2021	At September 30, 2021
Materials and supplies inventory	$792	$775
Fuel inventory	257	198
Renewable energy certificates inventory, net	16	12
Allowance for inventory obsolescence	(41)	(35)
Inventories, net	$1,024	$950

5. Other Current Assets

Other current assets consisted of the following:

Other Current Assets (in millions)
	At December 31, 2021	At September 30, 2021
Commodity contract derivative assets	$86	$210
Other	91	77
Other current assets	$177	$287
Commodity Contract Derivative Assets. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives for a discussion of TVA's commodity contract derivatives.

6. Plant Closures

Background

TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. Based on results of assessments presented to the TVA Board in 2019, the retirement of Bull Run Fossil Plant ("Bull Run") by December 2023 was approved. TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035, and that evaluation includes environmental review, public input, and TVA Board approval.

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Bull Run, TVA has recognized a cumulative $377 million of accelerated depreciation since the second quarter of 2019. Of this amount, $35 million and $33 million were recognized for Bull Run during the three months ended December 31, 2021 and 2020, respectively.

During the first quarter of 2022, TVA implemented a new depreciation study related to its completed plant. The new study included a decline in the service life estimates of TVA's coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. As a result, TVA recognized an estimated $82 million of additional depreciation related to its coal-fired fleet during the three months ended December 31, 2021. This estimate represents the effect of using the new depreciation rates on the property, plant, and equipment balances at December 31, 2020, and does not include any potential impact from additions to or retirements of net completed plant that occurred since December 31, 2020.

7.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At December 31, 2021	At September 30, 2021
Loans and other long-term receivables, net	$101	$96
EnergyRight® receivables, net	55	57
Prepaid long-term service agreements	40	44
Commodity contract derivative assets	25	40
Other	86	83
Total other long-term assets	$307	$320

Loans and Other Long-Term Receivables. TVA's loans and other long-term receivables primarily consist of economic development loans for qualifying organizations and a receivable for reimbursements to recover the cost of providing long-term, on-site storage for spent nuclear fuel. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both December 31, 2021 and September 30, 2021, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $3 million.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At December 31, 2021, and September 30, 2021, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $14 million and $15 million, respectively. See Note 10 — Other Long-Term Liabilities for information regarding the associated financing obligation.

Allowance for Loan Losses. TVA adopted CECL on October 1, 2020, to determine its allowance for loan loss. The allowance for loan loss is an estimate of expected credit losses, measured over the estimated life of the loan receivables, that considers reasonable and supportable forecasts of future economic conditions in addition to information about historical experience and current conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts.

The allowance components, which consist of a collective allowance and specific loans allowance, are based on the risk characteristics of TVA's loans. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans are evaluated on an individual basis.

Allowance Components (in millions)
	At December 31, 2021	At September 30, 2021
EnergyRight® loan reserve	$1	$1
Economic development loan collective reserve	1	1
Economic development loan specific loan reserve	2	2
Total allowance for loan losses	$4	$4

    Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At December 31, 2021, and September 30, 2021, prepayments of $6 million and $12 million, respectively, were recorded in Other current assets.

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

Regulatory Assets and Liabilities
	At December 31, 2021	At September 30, 2021
Current regulatory assets
Unrealized losses on interest rate derivatives	$109	$114
Unrealized losses on commodity derivatives	5	3
Fuel cost adjustment receivable	49	79
Total current regulatory assets	163	196

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	3,592	3,668
Non-nuclear decommissioning costs	2,696	2,653
Unrealized losses on interest rate derivatives	1,143	1,122
Nuclear decommissioning costs	218	363
Unrealized losses on commodity derivatives	1	—
Other non-current regulatory assets	143	150
Total non-current regulatory assets	7,793	7,956
Total regulatory assets	$7,956	$8,152

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$137	$130
Unrealized gains on commodity derivatives	86	210
Total current regulatory liabilities	223	340

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	25	40
Total non-current regulatory liabilities	25	40
Total regulatory liabilities	$248	$380

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

    Due to its participation in the design, business activity, and credit and financial support of JSCCG and Holdco, TVA has determined that it has a variable interest in each of these entities. Based on its analysis, TVA has concluded that it is the primary beneficiary of JSCCG and Holdco and, as such, is required to account for the VIEs on a consolidated basis. Holdco's membership interests in JSCCG are eliminated in consolidation.

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

    TVA participated in the design, business activity, and financial support of SCCG and has determined that it has a direct variable interest in SCCG resulting from risk associated with the value of the Southaven CCF at the end of the lease term. Based on its analysis, TVA has determined that it is the primary beneficiary of SCCG and, as such, is required to account for the VIE on a consolidated basis.

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG at December 31, 2021, and September 30, 2021, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At December 31, 2021	At September 30, 2021
Current liabilities
Accrued interest	$23	$10
Accounts payable and accrued liabilities	3	3
Current maturities of long-term debt of variable interest entities	43	43
Total current liabilities	69	56
Other liabilities
Other long-term liabilities	20	20
Long-term debt, net
Long-term debt of variable interest entities, net	1,006	1,006
Total liabilities	$1,095	$1,082

Interest expense of $13 million related to debt of VIEs and membership interests of VIEs subject to mandatory redemption is included in the Consolidated Statements of Operations for both the three months ended December 31, 2021 and 2020.

    Creditors of the VIEs do not have any recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to the VIEs other than as prescribed in the terms of the agreements related to these transactions.

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to operating leases. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At December 31, 2021	At September 30, 2021
Interest rate swap liabilities	$1,511	$1,524
Operating lease liabilities	116	122
Currency swap liabilities	71	76
EnergyRight® financing obligation	64	66
Long-term deferred compensation	31	42
Long-term deferred revenue	39	42
Accrued long-term service agreements	20	29
Other	152	140
Total other long-term liabilities	$2,004	$2,041

    Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2021, and September 30, 2021, the carrying amount of the interest rate swap liabilities recorded in Accounts payable and accrued liabilities and Accrued interest was $111 million and $115 million, respectively. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities.

Operating Lease Liabilities. TVA's operating leases consist primarily of railcars, equipment, real estate/land, and power generating facilities. At December 31, 2021 and September 30, 2021, the current portion of TVA's operating leases recorded in Accounts payable and accrued liabilities was $39 million and $40 million, respectively.

Currency Swap Liabilities. To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At both December 31, 2021 and September 30, 2021, the carrying amount of the currency swap liabilities reported in Accounts payable and accrued liabilities was $7 million. See Note 14 — Risk Management Activities and Derivative Transactions — Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At both December 31, 2021, and September 30, 2021, the carrying amount of the financing obligation recorded in Accounts payable and accrued liabilities was approximately $16 million. See Note 7 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Compensation. TVA provides compensation arrangements to engage and retain certain employees, both executive and non-executive, which are designed to provide participants with the ability to defer compensation to future periods. The current and long-term portions are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At December 31, 2021 and September 30, 2021, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $30 million and $51 million, respectively.

Long-Term Deferred Revenue. Long-term deferred revenue represents payments received that exceed services rendered resulting in the deferral of revenue. This long-term portion represents amounts that will not be recognized within the next 12 months primarily related to fiber and transmission agreements. The current and long-term portions of the deferral are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At December 31, 2021 and September 30, 2021, the current amount of deferred revenue was $11 million and $10 million, respectively, and is included in Accounts payable and accrued liabilities.

    Accrued Long-Term Service Agreement. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At December 31, 2021 and September 30, 2021, related liabilities of $30 million and $28 million, respectively, were recorded in Accounts payable and accrued liabilities.

11.  Asset Retirement Obligations

During the three months ended December 31, 2021, TVA's total asset retirement obligations ("ARO") liability increased $157 million as a result of periodic accretion and revisions in estimate, partially offset by settlement projects that were conducted during the period. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the three months ended December 31, 2021, $34 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 8 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 15 — Fair Value Measurements — Investment Funds and Note 20 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2021	$3,428	$3,574	$7,002	(1)
Settlements	—	(61)	(61)
Revisions in estimate	—	163	163
Accretion (recorded as regulatory asset)	38	17	55
Balance at December 31, 2021	$3,466	$3,693	$7,159	(1)
Note
(1) Includes $301 million and $266 million at December 31, 2021, and September 30, 2021, respectively, recorded in Current liabilities.

The revisions in non-nuclear estimates increased the liability balance by $163 million for the three months ended December 31, 2021. TVA implemented revised depreciation rates during the first quarter of 2022 applicable to its completed plant as a result of the completion of a new depreciation study. The study includes a decline in the service life estimates of TVA’s coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. As a result of the change in the service life estimates reflected in the depreciation study, TVA performed an assessment of the assumptions used in the timing of cash flows related to its non-nuclear AROs. Based on the assessment, TVA identified changes to its projections of timing of certain asset retirement activities, resulting in an increase of $47 million to the asset retirement obligation. In addition, TVA completed an engineering review of its cost estimates for closure of certain areas containing coal fines at Paradise Fossil Plant, resulting in an increase of $119 million due to expected cost increases for necessary changes in activities associated with proper completion of the closure.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at December 31, 2021, and September 30, 2021, consisted of the following:

Debt Outstanding (in millions)
	At December 31, 2021	At September 30, 2021
Short-term debt
Short-term debt, net	$1,066	$780
Current maturities of power bonds issued at par	1,028	1,028
Current maturities of long-term debt of VIEs issued at par	43	43
Total current debt outstanding, net	2,137	1,851
Long-term debt
Long-term power bonds(1)	17,573	17,572
Long-term debt of VIEs, net	1,006	1,006
Unamortized discounts, premiums, issue costs, and other	(112)	(115)
Total long-term debt, net	18,467	18,463
Total debt outstanding	$20,604	$20,314
Note
(1) Includes net exchange gain from currency transactions of $56 million and $58 million at December 31, 2021, and September 30, 2021, respectively.

For the three months ended December 31, 2021, Short-term debt, net increased primarily due to an increase in the overall debt balances.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2021, to December 31, 2021:

Debt Securities Activity
	Date	Amount (in millions)	Coupon Rate
Redemptions/Maturities(1)
2009 Series B	December 2021	$1	3.770%
Total redemptions/maturities of debt		$1
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

    TVA has funding available under four long-term revolving credit facilities totaling approximately $2.7 billion: a $1.0 billion credit facility that matures on September 28, 2023, a $150 million credit facility that matures on February 9, 2024, a $500 million credit facility that matures on February 1, 2025, and a $1.0 billion credit facility that matures on September 21, 2026. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At December 31, 2021, and September 30, 2021, there were approximately $1.1 billion and $1.2 billion, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. See Note 14 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At December 31, 2021 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
September 2023	$1,000	$297	$—	$703
February 2024	150	38	—	112
February 2025	500	500	—	—
September 2026	1,000	279	—	721
Total	$2,650	$1,114	$—	$1,536

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2022 with a maturity date of September 30, 2022. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at December 31, 2021. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

Lease/Leasebacks

    TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software ("QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At December 31, 2021, and September 30, 2021, the outstanding leaseback obligations related to the remaining CTs and QTE were $4 million and $25 million, respectively. Prior to 2021, TVA made final rent payments involving 16 CTs and acquired the equity interest related to these transactions. Rent payments under the remaining CT lease/leaseback transactions were made through January 2022. TVA gave notice in December 2021 of its election to acquire the equity interests related to the remaining eight CTs for a total of $155 million. The associated acquisitions are expected to close in December 2022 and May 2023.

In October 2019, TVA provided notice of its intent to purchase the ownership interest in certain QTE through a series of installments. TVA made its last repurchase payment in December 2021, after which the associated leases were terminated.

13.  Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA's currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA's portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt and any related accrued interest in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended December 31, 2021 and 2020, TVA reclassified $1 million and $45 million of gains, respectively, related to its cash flow hedges from AOCI to Interest expense. See Note 14 — Risk Management Activities and Derivative Transactions.

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

In November 2021, the TVA Board approved the elimination of the Value at Risk aggregate transaction limit for the Financial Hedging Program (formerly the Financial Trading Program, which was suspended in 2014) and authorized the use of tolerances and measures that will be reviewed annually by the TVA Board. The tolerances will address counterparty exposure, liquidity risk, and reduction in fuel cost volatility. In addition, the TVA Board approved certain administrative changes to the Financial Hedging Program. In December 2021, TVA reinstated the Financial Hedging Program, and activity began under the program in the second quarter of 2022.

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
			Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2021	2020
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$5	$101

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	2021	2020
Currency swaps	$1	$45
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $7 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1)
			Three Months Ended December 31
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2021	2020
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(29)	$(29)

Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three months ended December 31, 2021 and 2020.

Fair Values of TVA Derivatives (in millions)
	At December 31, 2021		At September 30, 2021
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(35)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(31)	$(36)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(32)
£150 million Sterling	(43)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(40)	(47)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(44)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(1,169)	Accounts payable and accrued liabilities $(62); Accrued interest $(17); Other long-term liabilities $(1,090)	$(1,182)	Accounts payable and accrued liabilities $(44); Accrued interest $(37); Other long-term liabilities $(1,101)
$476 million notional	(452)	Accounts payable and accrued liabilities $(29); Accrued interest $(2); Other long-term liabilities $(421)	(455)	Accounts payable and accrued liabilities $(22); Accrued interest $(10); Other long-term liabilities $(423)
$42 million notional(1)	(1)	Accrued interest $(1)	(2)	Accounts payable and accrued liabilities $(1); Accrued interest $(1)
Commodity contract derivatives	105	Other current assets $86; Other long-term assets $25; Accounts payable and accrued liabilities $(5); Other long-term liabilities $(1)	247	Other current assets $210; Other long-term assets $40; Accounts payable and accrued liabilities $(3)
Note
(1) Represents two interest rate swaps with notional amounts of $28 million and $14 million.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to two British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had two currency swaps outstanding at December 31, 2021, with total currency exposure of £400 million and expiration dates ranging from 2032 to 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

    Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended December 31, 2021 and 2020, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized losses of $11 million and unrealized gains of $143 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors.

While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market natural gas contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At December 31, 2021, TVA's natural gas contract derivatives had terms of up to three years.

Commodity Contract Derivatives
	At December 31, 2021			At September 30, 2021
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Natural gas contract derivatives	42	361 million mmBtu	$105	40	263 million mmBtu	$247

Offsetting of Derivative Assets and Liabilities

    The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At December 31, 2021	At September 30, 2021
Assets
Commodity derivatives not subject to master netting or similar arrangement	$111	$250

Liabilities
Currency swaps(2)	$78	$83
Interest rate swaps(2)	1,622	1,639
Total derivatives subject to master netting or similar arrangement	1,700	1,722
Commodity derivatives not subject to master netting or similar arrangement	6	3
Total liabilities	$1,706	$1,725
Notes
(1) Offsetting amounts primarily include counterparty netting of derivative contracts, margin account deposits for futures commission merchants transactions, and cash collateral received or paid in accordance with the accounting guidance for derivatives and hedging transactions. There were no material offsetting amounts on TVA's Consolidated Balance Sheets at either December 31, 2021, or September 30, 2021.
(2) Letters of credit of approximately $1.1 billion and $1.2 billion were posted as collateral at December 31, 2021, and September 30, 2021, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the TVA Deferred Compensation Plan ("DCP"). See Note 15 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At December 31, 2021, and September 30, 2021, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net liability positions totaling $2 million and in net asset positions totaling $2 million at December 31, 2021, and September 30, 2021, respectively.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At December 31, 2021, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.7 billion.  TVA's collateral obligations at December 31, 2021, under these arrangements were approximately $1.1 billion, for which TVA had posted approximately $1.1 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.3 billion and $1.5 billion of receivables from power sales outstanding at December 31, 2021, and September 30, 2021, respectively, nearly all counterparties were rated investment grade. The obligations of customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 3 — Accounts Receivable, Net, and Note 7 — Other Long-Term Assets.

    TVA had revenue from two LPCs that collectively accounted for 16 percent of total operating revenues for both the three months ended December 31, 2021 and the three months ended December 31, 2020.

Suppliers.  TVA assesses potential supplier performance risks, including procurement of fuel, parts, and services. If suppliers are unable to perform under TVA's existing contracts or if TVA is unable to obtain similar services or supplies from other vendors, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract. In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power. TVA continues evaluating potential supplier performance risks and supplier impact but cannot determine or predict the duration of such risks/impacts or the extent to which such risks/impacts could affect TVA's business, operations and financial results, or cause potential business disruptions.

Natural Gas. TVA purchases a significant amount of its natural gas requirements through contracts with a variety of suppliers and purchases substantially all of its fuel oil requirements on the spot market. TVA delivers to its gas fleet under firm and non-firm transportation contracts on multiple interstate natural gas pipelines. TVA contracts for storage capacity that allows for operational flexibility and increased supply during peak gas demand scenarios or supply disruptions. TVA plans to continue using contracts of various lengths and terms to meet the projected natural gas needs of its natural gas fleet. TVA also maintains on-site, fuel oil backup to operate at the majority of the combustion turbine sites in the event of major supply disruptions. In the event of nonperformance by suppliers, TVA believes that it can obtain replacement natural gas.

    Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at December 31, 2021. The contracted supply of coal is sourced from multiple geographic regions of the U.S. and is to be delivered via various transportation methods (e.g., barge, rail, and truck). As a result of emerging technologies, environmental regulations, and lower gas prices on average over the past few years, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies, restructuring, mine closures, or other scenarios. A continued decline in demand for coal could result in further consolidations, additional bankruptcies, restructuring, mine closures, or other scenarios. Current market conditions indicate limited availability of spot market coal due to increased exports, utility demand, and mine capacity capability.

TVA experienced challenges in 2021 related to coal supply, as a result of supply limitation and transportation challenges, and coal supply and transportation continue to be constrained in 2022. In addition, as a result of an event at one of TVA’s fuel storage locations and coal handling service providers, TVA implemented terminal service options at other locations in 2022, which have met and are expected to continue to meet TVA's interim coal handling needs. Plant operations still could be affected by the limited offsite coal blending options, limited available inventory capacity, and longer locational lead times associated with the alternative terminals. At this time, however, TVA has been able to manage such impacts. TVA will continue to monitor these challenges and will utilize its contracting strategy and diverse generation portfolio to balance needs and ensure adequate fuel supplies.

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

    Purchased Power. TVA acquires power from a variety of power producers through long-term and short-term power purchase agreements ("PPAs") as well as through spot market purchases. In order to meet customer preferences and requirements for cleaner and greener energy, TVA has entered into certain PPAs with renewable resource providers. Because of the long-term nature and reliability of purchased power, TVA requires that the PPAs contain certain counterparty performance assurance requirements, to insure counterparty performance during the term of the agreements.

Other Suppliers. TVA has experienced an increase in supplier impacts primarily as a result of COVID-19, such as delays and price fluctuations, and availability of supplies, but has been able to manage these impacts through existing contracts and increased lead times and communications with suppliers; therefore, TVA has not experienced significant business disruptions at this time.

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur substantial costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the qualified pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At December 31, 2021, all of TVA's currency swaps and interest rate swaps as well as all of the derivatives in the NDT and ART were with banking counterparties whose Moody's credit ratings were A2 or higher.

    TVA classifies forward natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At December 31, 2021, the natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

At December 31, 2021, Investment funds were comprised of $4.3 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $3.0 billion and $1.2 billion, respectively, at December 31, 2021.

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

    Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $205 million, private real assets of $102 million, and private credit of $54 million at December 31, 2021. The ART had unfunded commitments related to limited partnerships in private equity of $116 million, private real assets of $71 million, and private credit of $29 million at December 31, 2021. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses) (in millions)
		Three Months Ended December 31
Fund	Financial Statement Presentation	2021	2020
NDT	Regulatory asset	$119	$230
ART	Regulatory asset	30	92
SERP	Other income (expense)	2	4
DCP	Other income (expense)	—	1

Currency and Interest Rate Swap Derivatives

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1984 to CY 2020) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in less than a $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at December 31, 2021.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2021, and September 30, 2021. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At December 31, 2021 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$719	$—	$—	$719
Government debt securities(1)	577	21	—	598
Corporate debt securities(2)	—	377	—	377
Mortgage and asset-backed securities	—	77	—	77
Institutional mutual funds	233	—	—	233
Forward debt securities contracts	—	(2)	—	(2)
Private equity funds measured at net asset value(3)	—	—	—	448
Private real asset funds measured at net asset value(3)	—	—	—	308
Private credit measured at net asset value(3)	—	—	—	80
Commingled funds measured at net asset value(3)	—	—	—	1,476
Total investments	1,529	473	—	4,314
Commodity contract derivatives	—	111	—	111
Total	$1,529	$584	$—	$4,425

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(4)	$—	$78	$—	$78
Interest rate swaps	—	1,622	—	1,622
Commodity contract derivatives	—	6	—	6
Total	$—	$1,706	$—	$1,706
Notes
(1) Includes government-sponsored entities, including $577 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
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

Fair Value Measurements At September 30, 2021 (in millions)
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

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at December 31, 2021, and September 30, 2021, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at December 31, 2021, and September 30, 2021, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At December 31, 2021		At September 30, 2021
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$69	$69	$72	$71

Loans and other long-term receivables, net (including current portion)	Level 2	104	99	99	94

EnergyRight® financing obligations (including current portion)	Level 2	80	89	82	92

Unfunded loan commitments	Level 2	—	3	—	3

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	23	30	23	30

Long-term outstanding power bonds, net (including current maturities)	Level 2	18,489	24,223	18,485	24,309

Long-term debt of VIEs, net (including current maturities)	Level 2	1,049	1,292	1,049	1,307

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

LPC sales
Approximately 91 percent of TVA's revenue from sales of electricity for the three months ended December 31, 2021 was to LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During the three months ended December 31, 2021, revenues generated from TVA's electricity sales were $2.5 billion and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three months ended December 31, 2021 and 2020, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended December 31
	2021	2020
Alabama	$371	$334
Georgia	64	58
Kentucky	171	137
Mississippi	241	212
North Carolina	20	16
Tennessee	1,659	1,501
Virginia	11	10
Subtotal	2,537	2,268
Off-system sales	1	2
Revenue from sales of electricity	2,538	2,270
Other revenue	45	34
Total operating revenues	$2,583	$2,304

    TVA's operating revenues by customer type for the three months ended December 31, 2021 and 2020, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended December 31
	2021	2020
Revenue from sales of electricity
Local power companies	$2,306	$2,091
Industries directly served	205	154
Federal agencies and other	27	25
Revenue from sales of electricity	2,538	2,270
Other revenue	45	34
Total operating revenues	$2,583	$2,304

    TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the long-term Partnership Agreement were $43 million and $42 million, respectively, for the three months ended December 31, 2021 and 2020. In 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate or purchase up to approximately five percent of average total hourly energy sales over 2015 - 2019 in order to meet their individual customers' needs. As of January 31, 2022, 146 LPCs had signed the 20-year Partnership Agreement with TVA, and 76 LPCs had signed a Flexibility Agreement.

In 2020, the TVA Board approved a Pandemic Relief Credit which was effective for 2021 as a 2.5 percent monthly base rate credit. In 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which is effective for 2022. These pandemic credits apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. The credit effective for 2022 is expected to approximate $220 million. For the three months ended December 31, 2021 and 2020, pandemic credits totaled $50 million and $49 million, respectively. In addition, in November 2021 the TVA Board approved a 1.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit, to be effective for 2023. The 2023 credit is expected to approximate $133 million, and it will be administered in a manner similar to the Pandemic Recovery Credit.

    The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three months ended December 31, 2021, and the percentage those revenues comprised of TVA's total operating revenues for the same periods, are summarized in the tables below:

TVA Local Power Company Contracts At or for the Three Months Ended December 31, 2021
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	146	$1,973	76.4%
5-year termination notice	7	333	12.9%
Total	153	$2,306	89.3%
Note
(1) Ordinarily, the LPCs and TVA have the same termination notice period; however, in a contract with one of the LPCs with five-year termination notice, TVA has a 10-year termination notice (which becomes a five-year termination notice if TVA loses its discretionary wholesale rate-setting authority). Certain LPCs have five-year termination notices or a shorter period if any act of Congress, court decision, or regulatory change requires or permits that election.

    TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the three months ended December 31, 2021 and 2020. Certain LPCs, including MLGW, are evaluating options for future energy choices. In 2021, four LPCs filed a complaint and petition with the Federal Energy Regulatory Commission ("FERC") asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. Two LPCs currently remain in the complaint and accounted for one percent of TVA's total operating revenues for the three months ended December 31, 2021. See Note 20 — Contingencies and Legal Proceedings — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment for updates to this legal proceeding.

Contract Balances

    Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA does not have any material contract assets at December 31, 2021.

    Contract liabilities represent an entity's obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation. See Economic Development Incentives below.

    Economic Development Incentives. Under certain economic development programs TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $89 million and $75 million for the three months ended December 31, 2021 and 2020, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2021, and September 30, 2021, the outstanding unpaid incentives were $184 million and $176 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

17.  Other Income (Expense), Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income (Expense), Net (in millions)
	Three Months Ended December 31
	2021	2020
Interest income	$3	$3
External services	5	4
Gains (losses) on investments	4	9
Miscellaneous	2	(1)
Total Other income (expense), net	$14	$15

18. Supplemental Cash Flow Information

    Construction in progress and Nuclear fuel expenditures included in Accounts payable and accrued liabilities at December 31, 2021 and 2020, were $417 million and $273 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the three months ended December 31, 2021 and 2020, as non-cash investing activities.

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three months ended December 31, 2021 and 2020, were as follows:

Components of TVA's Benefit Plans(1) (in millions)
	Three Months Ended December 31
	Pension Benefits		Other Post-Retirement Benefits
	2021	2020	2021	2020
Service cost	$13	$14	$4	$5
Interest cost	94	91	4	4
Expected return on plan assets	(109)	(123)	—	—
Amortization of prior service credit	(23)	(24)	(4)	(5)
Recognized net actuarial loss	96	112	1	3
Total net periodic benefit cost as actuarially determined	71	70	5	7
Amount expensed due to actions of regulator	6	7	—	—
Total net periodic benefit cost	$77	$77	$5	$7
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

    TVA's minimum required pension plan contribution for 2022 is $300 million. TVA contributes $25 million per month to TVARS and as of December 31, 2021, had contributed $75 million. The remaining $225 million will be contributed by September 30, 2022. For the three months ended December 31, 2021, TVA also contributed $27 million to the 401(k) plan, $10 million (net of $1 million in rebates) to the other post-retirement plans, and $1 million to the SERP.

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

    Federal law requires that each Nuclear Regulatory Commission ("NRC") power reactor licensee obtain property insurance from private sources to cover the cost of stabilizing and decontaminating a reactor and its station site after an accident. TVA carries property, decommissioning liability, and decontamination liability insurance from Nuclear Electric Insurance Limited ("NEIL") and European Mutual Association for Nuclear Insurance. The limits for each site vary depending on the site and range from up to $2.1 billion to $2.8 billion available for a loss at TVA's three sites. Some of this insurance may require the payment of retrospective premiums up to a maximum of approximately $128 million.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At December 31, 2021, $3.5 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. Decommissioning costs studies are updated for each of TVA's nuclear units at least every five years, and TVA is currently performing a study with implementation expected in 2023.

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

Non-Nuclear Decommissioning.  At December 31, 2021, $3.7 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

Environmental Matters. TVA's generation activities, like those across the utility industry and in other industrial sectors, are subject to federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA's activities include air quality control, greenhouse gas ("GHG") emissions, water quality control, and management and disposal of solid and hazardous wastes.  Regulations in these major areas continue to become more stringent and have, and will continue to have, a particular emphasis on climate change, renewable generation, and energy efficiency.

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA's coal-fired and natural gas-fired generating units in general.  Environmental requirements placed on the operation of coal-fired and other generating units will likely continue to become more restrictive over time. Failure to comply with environmental and safety requirements can result in enforcement actions and litigation, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or the shutting down of non-compliant facilities.

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding GHG requirements) could lead to costs of $151 million from 2022 to 2026, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of approximately $720 million from 2022 to 2026 relating to TVA's Coal Combustion Residuals ("CCR") Program, as well as expenditures of approximately $145 million from 2022 to 2026 relating to compliance with Clean Water Act ("CWA") requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates, and these estimates do not include expenditures expected to be incurred after 2026.

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

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At both December 31, 2021 and September 30, 2021, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $18 million on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction may significantly affect TVA's future liability for remediating historical releases.

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

General. At December 31, 2021, TVA had accrued $12 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $11 million is included in Other long-term liabilities and $1 million is included in Accounts payable and accrued liabilities. No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the Environmental Protection Agency ("EPA") and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"). Under the Environmental Agreements, TVA committed to, among other things, take actions regarding coal units that have been completed. TVA also agreed to invest $290 million in certain TVA environmental projects of which TVA had spent approximately $281 million as of December 31, 2021. Additionally, TVA holds restricted cash in an interest earning trust to fund the remaining project commitments. Any interest earned through the trust must also be spent on agreed upon environmental projects. The total remaining committed spend, including interest earned through the trust, was approximately $10 million as of December 31, 2021. In exchange for these commitments, most past claims against TVA based on alleged New Source Review ("NSR") and associated violations were waived and cannot be brought against TVA. Future claims, including those for sulfuric acid mist and GHG emissions, can still be brought against TVA.

    The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the December 31, 2021 Consolidated Balance Sheets. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the Environmental Agreements as regulatory assets, and they are included as such on the December 31, 2021 Consolidated Balance Sheets and will be recovered in rates in future periods.

    Case Involving Kingston Fossil Plant. On August 12, 2021, an individual landowner and resident of Roane County, Tennessee, filed a lawsuit against TVA and Jacobs in the U.S. District Court for the Eastern District of Tennessee. The complaint asserts claims for damage to property and personal injuries as a result of the 2008 ash spill at Kingston Fossil Plant and the resulting cleanup activities and from continuing operations at Kingston Fossil Plant. The complaint seeks compensatory damages of $8 million and punitive damages of $10 million. It also requests the court to order TVA to release certain information, to remediate alleged damages to the plaintiff's property, and to stop alleged migration of coal ash onto the plaintiff's property. The plaintiff has not yet provided service of process to notify TVA that the lawsuit was filed.

Case Involving Bull Run Fossil Plant. On August 3, 2021, four residents of Anderson County, Tennessee filed a lawsuit against TVA in the U.S. District Court for the Eastern District of Tennessee. The complaint alleges that the plaintiffs live near Bull Run Fossil Plant ("Bull Run") and asserts claims for personal injuries resulting from exposures to coal combustion residuals ("CCR") that migrated from Bull Run to their home and from second-hand exposures to CCR from a family member who worked with CCR. The complaint also asserts claims for damage to property resulting from the migration of CCR from Bull Run to their home. The plaintiffs seek monetary damages in an unspecified amount as compensation for their injuries and an award of punitive damages in an unspecified amount. The plaintiffs have not yet provided service of process to notify TVA that the lawsuit was filed. The plaintiffs previously filed a similar lawsuit in the U.S. District Court for the Eastern District of Tennessee that was dismissed without prejudice on August 4, 2020.

    Case Involving Bellefonte Nuclear Plant. In November 2018, Nuclear Development, LLC ("Nuclear Development"), filed suit against TVA in the U.S. District Court for the Northern District of Alabama. Nuclear Development alleged that TVA breached its agreement to sell Bellefonte Nuclear Plant ("Bellefonte"). As a remedy, Nuclear Development sought, among other things, (1) an injunction requiring TVA to maintain Bellefonte and the associated NRC permits until the case concluded; (2) an order compelling TVA to complete the sale of Bellefonte; and (3) if the court does not order TVA to complete the sale, monetary damages in excess of $30 million. On September 23, 2020, the parties filed competing motions for summary judgment. On March 31, 2021, the court denied both parties' summary judgment motions; however, the court ruled as a matter of law that it would have been illegal under Section 101 of the Atomic Energy Act for TVA to close the sale, relying on past NRC precedent to reach that conclusion. Notwithstanding the legal rulings, the court held that there were disputed issues of material fact as to whether TVA satisfied its contractual obligations to use commercially reasonable best efforts and to cooperate with Nuclear Development, in effectuating the close of the sale. Trial took place in May 2021, and the parties filed post-trial briefs on June 9, 2021. Nuclear Development also filed a motion for judgment on partial findings and to reconsider the court's March 31 ruling. The court held closing arguments on July 1, 2021, and on August 26, 2021, the court issued its decision and final judgment. The court held that TVA did not breach its obligations to use commercially reasonable best efforts and to cooperate with Nuclear Development in effectuating the close of the sale. As a result, Nuclear Development is not entitled to specific performance or damages on that claim, and TVA retains full possession and control of the Bellefonte site; however, the court found that, under the contract's termination provision, Nuclear Development was entitled to have TVA return Nuclear Development's $22 million down payment and pay approximately $1 million of compensated costs, along with 7.5% prejudgment interest. Including post-judgment interest, TVA paid approximately $28 million to the court in September 2021 to satisfy the judgment. Post-trial motions have been filed by both parties and are currently pending.

Case Involving Rate Changes. On June 9, 2020, a proposed class action lawsuit was filed against TVA and one of its LPCs, Bristol Virginia Utilities Authority ("BVUA"), in federal court in Abingdon, Virginia, by a LPC customer, asserting claims for breach of contract and violation of the Administrative Procedure Act. The lawsuit alleges that the customers of TVA's LPCs are third-party beneficiaries under TVA's wholesale power contracts with its LPCs and that TVA’s rate changes dating back to 2010 violate Section 11 of the TVA Act. Section 11 of the TVA Act establishes the broad policy that TVA power projects shall be considered primarily for the benefit of the people of the Tennessee Valley and that service to industry is a secondary purpose to be used principally to secure a sufficiently high load factor and revenue returns to permit domestic and rural use at the lowest possible rates. The remedies requested include an injunction prohibiting TVA rate changes that violate Section 11, monetary damages, and repayment of rates charged in violation of Section 11. TVA and BVUA filed motions to dismiss the case on November 9, 2020, and filed supplemental motions to dismiss on December 21, 2020, in response to an amended complaint filed by the plaintiff. Oral argument on the motions was held on February 18, 2021, and on March 19, 2021, the court granted TVA’s and BVUA's motions to dismiss. The plaintiff appealed the district court's judgment to the U.S. Court of Appeals for the Fourth Circuit ("Fourth Circuit") on April 15, 2021. The parties filed their briefs with the Fourth Circuit, and oral argument was held on January 27, 2022.

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

The environmental groups request the federal court to (1) declare that TVA's entry into long-term power agreements without preparing an environmental review violated NEPA and the TVA Act, (2) vacate the long-term contracts, and (3) enjoin TVA from implementing "system-wide energy contract programs that significantly affect the environment." TVA filed a motion to dismiss the case on October 20, 2020, and filed a supplemental motion to dismiss on December 4, 2020, in response to an amended complaint filed by the plaintiffs. Oral argument on the motion was held on February 26, 2021, and the court denied TVA's motion to dismiss on August 12, 2021. On August 13, 2021, the court held argument on the plaintiffs' motion to complete the administrative record and took the matter under advisement. On August 26, 2021, TVA filed its answer to the amended complaint. On January 24, 2022, the court ordered TVA to supplement the administrative record with background materials pertaining to TVA's decision to offer the LTA and its decision that an environmental review under NEPA was not warranted.

Challenge to Anti-Cherrypicking Amendment. On January 11, 2021, Athens Utilities Board, Gibson Electric Membership Corporation, Joe Wheeler EMC, and Volunteer Energy Cooperative filed a complaint and petition with FERC asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. The petitioners seek to avoid the limitations of the Anti-Cherrypicking Amendment ("ACPA") to the Federal Power Act ("FPA"), which prohibits FERC from ordering TVA to wheel power from another supplier if the power will be consumed within the TVA service territory. The petitioners argue that section 211A of the FPA, which gives FERC limited jurisdiction over the rates, terms, and conditions of transmission service provided by unregulated transmitting utilities such as TVA, provides an alternate grant of authority to enable FERC to order TVA to wheel power inside its service area unrestricted by the application of the ACPA. The petitioners also argue that the public power model is antiquated and TVA’s refusal to wheel power is not in the public interest because it stifles competition. On August 31, 2021, Joe Wheeler EMC notified FERC of its withdrawal from the complaint and petition. On October 21, 2021, FERC denied the petition. On November 22, 2021, Athens Utilities Board and Gibson Electric Membership Corporation filed a request for rehearing, and on December 7, 2021, TVA filed a response asking FERC to deny the request for rehearing. On December 23, 2021, FERC entered an order denying the request for rehearing by operation of law and providing for possible further consideration by FERC. The petitioners have until February 21, 2022, to appeal FERC's decision.

Administrative Proceeding Regarding National Pollutant Discharge Elimination System Permit for Kingston. On December 28, 2021, the Sierra Club and the Center for Biological Diversity appealed the revised National Pollutant Discharge Elimination System ("NPDES") permit issued by the Tennessee Department of Environment and Conservation ("TDEC") for Kingston in December 2021 before the Tennessee Board of Water Quality, Oil, and Gas ("TN Board"). The petitioners allege that TDEC unlawfully incorporated into the revised permit effluent limits for landfill leachate based on effluent limitation guidelines ("ELGs") for landfill leachate issued by the EPA in 1982 rather than establish new limits based on TDEC’s best professional judgment. TDEC is the respondent in the matter. No hearing date has yet been set.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") explains the results of operations and general financial condition of the Tennessee Valley Authority ("TVA"). The MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements and TVA's Annual Report on Form 10-K for the year ended September 30, 2021 (the "Annual Report").

Executive Overview

TVA's operating revenues were $2.6 billion for the three months ended December 31, 2021, as compared with operating revenues of $2.3 billion for the three months ended December 31, 2020. Operating revenues increased for the three months ended December 31, 2021, as compared to the same period of the prior year, primarily as a result of higher fuel cost recovery revenue. This increase was a result of higher fuel rates driven by higher natural gas prices.

Total operating expenses increased $469 million for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, primarily as a result of an increase in fuel and purchased power expense and an increase in Depreciation and amortization expense. Fuel and purchased power expense increased $260 million for the three months ended December 31, 2021, as compared to the same period of the prior year. This increase was primarily due to higher effective fuel rates due to higher natural gas prices and less availability of low-cost TVA-owned generation resulting in higher volume of purchased power. Depreciation and amortization expense increased $132 million for the three months ended December 31, 2021, as compared to the same period of the prior year. This increase was driven by the implementation of a new depreciation study during the three months ended December 31, 2021, which included a decline in the service life estimates of TVA's coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035.

TVA continues to closely monitor developments associated with the coronavirus disease 2019 ("COVID-19") pandemic, including impacts from variants. Operations and delivery of energy to customers have not been materially impacted by the COVID-19 pandemic to date. TVA also continues to provide support to TVA customers and the communities they serve through various customer pandemic initiatives in 2022. See Key Initiatives and Challenges — COVID-19 Pandemic for an expanded discussion of the impact to TVA and related initiatives and regulatory actions.

    TVA's reliability, competitive rates, and economic development efforts continue to help attract or expand businesses and industries in the Tennessee Valley, with companies announcing over $5.1 billion in investments and more than 24,500 jobs created or retained in the first quarter of 2022.

Results of Operations

Sales of Electricity

    Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 36,988 million and 36,672 million of kilowatt hours ("kWh") for the three months ended December 31, 2021 and 2020, respectively. TVA sells power at wholesale rates to local power company customers ("LPCs") that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

The following chart compares TVA's sales of electricity by customer type for the periods indicated:

Sales of Electricity
Three Months Ended December 31
(millions of kWh)
40,000
30,000
20,000
10,000
0
444
4,943
31,601
526
4,459
31,687
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

	Degree Days
	Variation from Normal						Variation from Prior Period
	2021	Normal	Percent Change	2020	Normal	Percent Change	Percent Change
Heating Degree Days
Three Months Ended December 31	1,003	1,289	(22.2)%	1,201	1,289	(6.8)%	(16.5)%

Cooling Degree Days
Three Months Ended December 31	104	43	141.9%	46	43	7.0%	126.1%

    Sales of electricity increased approximately one percent for the three months ended December 31, 2021, as compared to the same period of the prior year. The increased sales volume was primarily driven by economic growth, partially offset by milder weather in the three months ended December 31, 2021, than the same period of the prior year. TVA is seeing economic growth in the Tennessee Valley region as a result of migration into the Valley which has driven population growth and load growth. For LPCs, this growth was offset by the overall milder weather during the three months ended December 31, 2021, as December 2021 was one of the mildest Decembers on record and resulted in 16 percent less heating degree days than the same period of the prior year. Sales of electricity increased for industries directly served for the three months ended December 31, 2021, as compared to the same period of the prior year, primarily due to economic growth, as these industries directly served are not driven primarily by weather, but mainly from changes in the economy and respective industry sectors.

Financial Results

The following table compares operating results for the three months ended December 31, 2021 and 2020:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended December 31
	2021	2020	Change	Percent Change
Operating revenues	$2,583	$2,304	$279	12.1%
Operating expenses	2,258	1,789	469	26.2%
Operating income	325	515	(190)	(36.9)%
Other income (expense), net	14	15	(1)	(6.7)%
Other net periodic benefit cost	65	65	—	—%
Interest expense	263	281	(18)	(6.4)%
Net income (loss)	$11	$184	$(173)	(94.0)%

Operating Revenues.  Operating revenues for the three months ended December 31, 2021 and 2020, were $2.6 billion and $2.3 billion, respectively. The following chart compares TVA's operating revenues for the periods indicated:

Operating Revenues
Three Months Ended December 31
(in millions)
$2,500
$2,000
$1,500
$1,000
$500
$—
$2,306
$205
$27
$45
$2,091
$154
$25
$34
2021
2020
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the three months ended December 31, 2021 and the three months ended December 31, 2020. Certain LPCs, including MLGW, are evaluating options for future energy choices. In 2021, four LPCs filed a complaint and petition with the Federal Energy Regulatory Commission ("FERC") asking FERC to order TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. Two LPCs currently remain in the complaint and accounted for one percent of TVA's total operating revenues for the three months ended December 31, 2021. See Note 20 — Contingencies and Legal Proceedings — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment for updates to this legal proceeding.

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

In 2019, the TVA Board of Directors (the "TVA Board") approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of January 31, 2022, 146 LPCs had signed the 20-year Partnership Agreement with TVA.

In 2020, the TVA Board approved a Pandemic Relief Credit which was effective for 2021 as a 2.5 percent monthly base rate credit. In 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which is effective for 2022. These pandemic credits apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. The credit effective for 2022 is expected to approximate $220 million. In addition, in November 2021 the TVA Board approved a 1.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit, to be effective for 2023. The 2023 credit is expected to approximate $133 million, and it will be administered in a manner similar to the Pandemic Recovery Credit.

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

    The changes in revenue components are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended December 31
	2021	2020	Change
Base revenue
Energy revenue	$1,057	$1,060	$(3)
Demand revenue	786	750	36
Grid access charge	148	149	(1)
Long-term partnership credits for LPCs	(43)	(42)	(1)
Pandemic credits	(50)	(49)	(1)
Other charges and credits(1)	(162)	(141)	(21)
Total base revenue	1,736	1,727	9
Fuel cost recovery	801	541	260
Off-system sales	1	2	(1)
Revenue from sales of electricity	2,538	2,270	268
Other revenue	45	34	11
Total operating revenues	$2,583	$2,304	$279
Note
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 16 — Revenue.

    Operating revenues increased $279 million for the three months ended December 31, 2021, as compared to the same period of the prior year, primarily due to a $260 million increase in fuel cost recovery revenue. The $260 million increase in fuel cost recovery revenue was driven by a $255 million increase attributable to higher fuel rates and a $5 million increase attributable to higher sales volume during the quarter. The higher fuel rates were primarily due to higher natural gas prices. In addition, there was a $9 million increase in base revenue driven by an increase of $15 million attributable to higher sales volume, partially offset by a decrease of $6 million attributable to lower effective rates. Sales volume increased as a result of economic growth, but was partially offset by milder weather in the three months ended December 31, 2021, than the same period of the prior year, as December 2021 was one of the mildest Decembers on record.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three months ended December 31, 2021 and 2020, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended December 31
	2021	2020	Change	Percent Change
Operating expenses
Fuel	$466	$369	$97	26.3%
Purchased power	369	206	163	79.1%
Operating and maintenance	780	715	65	9.1%
Depreciation and amortization	510	378	132	34.9%
Tax equivalents	133	121	12	9.9%
Total operating expenses	$2,258	$1,789	$469	26.2%

Fuel expense increased $97 million for the three months ended December 31, 2021, as compared to the same period of the prior year. This increase was primarily due to higher effective fuel rates of $106 million due to higher natural gas prices, as well as an increase in fuel cost recovery of $15 million resulting from volatility in the natural gas markets. Partially offsetting these increases was a decrease in fuel volume of $24 million due to a decrease in TVA-owned generation.
Purchased power expense increased $163 million for the three months ended December 31, 2021, as compared to the same period of the prior year. This increase was primarily due to an increase in volume of $160 million driven by less availability of TVA-owned generation as a result of natural gas plant outages due to the timing of natural gas maintenance projects and lower hydroelectric generation resulting from lower rainfall and runoff than the same period of the prior year. In addition, there was an increase in the effective rate of purchased power of $3 million as a result of higher market prices.
Operating and maintenance expense increased $65 million for the three months ended December 31, 2021, as compared to the same period of the prior year. This was primarily due to a $29 million increase in contract labor driven mainly by the timing of natural gas maintenance projects and work to support the company's strategic priorities, $20 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs and work to support the company's strategic priorities. Additionally, inventory write-offs and reserves increased $6 million as a result of the decline in service life estimates of TVA's coal-fired plants, and outage expense increased $5 million driven by an increase in nuclear outage days.

Depreciation and amortization expense increased $132 million for the three months ended December 31, 2021, as compared to the same period of the prior year.  Implementation of a new depreciation study during the three months ended December 31, 2021, resulted in approximately $98 million more depreciation expense. The increase in depreciation expense as a result of the new depreciation rates was primarily driven by a decline in the service life estimates of TVA's coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. See Note 1 — Summary of Significant Accounting Policies — Depreciation.
Tax equivalents expense increased $12 million for the three months ended December 31, 2021, as compared to the same period of the prior year. The change is primarily driven by an increase in the tax equivalents collected in the fuel cost recovery.

Generating Sources. The following table shows TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source For the three months ended December 31 (millions of kWh)
	2021		2020
Nuclear	16,170	43%	16,290	44%
Natural gas and/or oil-fired	6,829	18%	8,359	22%
Coal-fired	3,699	10%	3,288	9%
Hydroelectric	3,852	10%	4,820	13%
Total TVA-operated generation facilities(1)(2)	30,550	81%	32,757	88%
Purchased power (natural gas and/or oil-fired)(3)	4,401	12%	2,301	6%
Purchased power (other renewables)(4)	1,442	4%	1,354	4%
Purchased power (hydroelectric)	654	2%	624	1%
Purchased power (coal-fired)	591	1%	221	1%
Total purchased power(2)	7,088	19%	4,500	12%
Total power supply	37,638	100%	37,257	100%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the three months ended December 31, 2021 and 2020. See Item 1, Business — Power Supply and Load Management Resources — Raccoon Mountain Pumped-Storage Plant in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(3) Purchased power (gas) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,176 million kWh and 1,071 million kWh for the three months ended December 31, 2021 and 2020, respectively.
(4) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. TVA estimates energy needs could be reduced by approximately 2,500 million kWh in 2022 due to TVA's energy efficiency programs.

Interest Expense.  Interest expense and interest rates for the three months ended December 31, 2021 and 2020, were as follows:

Interest Expense and Rates (in millions)
	Three Months Ended December 31
	2021	2020	Percent Change
Interest expense(1)	$263	$281	(6.4)%

Average blended debt balance(2)	$20,936	$21,287	(1.6)%

Average blended interest rate(3)	4.92%	5.17%	(4.8)%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of VIE, and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

    Total interest expense decreased $18 million for the three months ended December 31, 2021, as compared to the same period of the prior year primarily driven by a decrease in lower average balances on long-term debt.

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

The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee ("TVA Act") authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Power bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at December 31, 2021, were $19.7 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 9 — Variable Interest Entities), could provide supplementary funding if needed. Currently, TVA expects to have adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

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

Due to higher volatility in the financial markets associated with the COVID-19 pandemic, TVA increased its balance of Cash and cash equivalents beginning in March 2020. TVA may hold higher balances from time to time in response to potential market volatility or other business conditions. TVA has maintained continued debt market access since the outbreak of the pandemic. TVA’s next significant power bond maturity is $1.0 billion in August 2022.

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At December 31, 2021, the average maturity of long-term power bonds was 15.44 years, and the weighted average interest rate was 4.51 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain variable interest entities ("VIEs") outstanding at December 31, 2021. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowings (in millions)
	At December 31, 2021	Three Months Ended December 31, 2021	At December 31, 2020	Three Months Ended December 31, 2020
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$1,066	$1,203	$112	$146
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,526	N/A	$115
Weighted Average Interest Rate
Discount notes	0.03%	0.04%	0.07%	0.06%

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 9 — Variable Interest Entities and Note 12 — Debt and Other Obligations for information about TVA's lease financing activities. During 2017 and 2016, TVA acquired 100 percent of the equity interests in certain SPEs created for the purpose of facilitating lease financing. TVA may seek to enter into similar arrangements in the future. In 2019, TVA made final rent payments under lease/leaseback transactions involving eight combustion turbine units ("CTs") and terminated these transactions. In 2020, TVA made final rent payments under lease/leaseback transactions involving eight additional CTs. In 2021, TVA made final rent payments under lease/leaseback transactions involving four additional CTs. Rent payments under the remaining lease/leaseback transactions were made through January 2022.

Summary Cash Flows

    A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $526 million and $529 million at December 31, 2021 and December 31, 2020, respectively. A summary of cash flow components for the three months ended December 31, 2021 and 2020, follows:

    Cash provided by (used in):

    Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

    Net cash flows provided by operating activities decreased $102 million for the three months ended December 31, 2021, as compared to the same period of the prior year. The decrease is primarily due to increased fuel and purchased power payments as a result of higher natural gas prices and lower availability of TVA-owned generation, respectively, which have not yet been collected through fuel cost recovery. Increases in payroll and benefit related costs due to labor escalation for cost of living increases and higher cash used for asset retirement obligation ("ARO") settlements also contributed to the decrease in cash flows from operations.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities increased $90 million for the three months ended December 31, 2021, as compared to the same period of the prior year driven by the Johnsonville aeroderivative combustion turbine project and nuclear fleet improvement projects. In addition, nuclear fuel expenditures were higher for the three months ended December 31, 2021, as compared to the same period of the prior year. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services. These increases were partially offset by decreased spend related to capacity expansion projects for combustion turbine gas facilities at TVA's Paradise and Colbert Fossil Plant ("Colbert") sites. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Natural Gas-Fired Units.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

    Net cash provided by financing activities increased $192 million for the three months ended December 31, 2021, as compared to the same period of the prior year, primarily due to higher net issuances of discount notes. Lower net cash flows provided by operating activities and higher net cash used in investing activities in the first quarter of 2022 resulted in the need for net debt issuances to maintain targeted cash balance levels during the first quarter of 2022. Partially offsetting this increase were higher payments on leaseback transactions during the three months ended December 31, 2021.

Impact of COVID-19

To support LPCs and strengthen the public power response to the COVID-19 pandemic, TVA created initiatives such as the Community Care Fund and Pandemic Credits. TVA has also provided regulatory flexibility for LPCs to halt disconnection of services. See Key Initiatives and Challenges — COVID-19 Pandemic for an expanded discussion of these initiatives and the impact to TVA.

    Contractual Obligations
    TVA has certain obligations and commitments to make future payments under contracts. As discussed in Lease Financings above, during the three months ended December 31, 2021, TVA elected to purchase the interests related to eight CTs on the expiration of the related lease terms in 2023 for a total of $155 million. Also, during the three months ended December 31, 2021, TVA entered into a fuel purchase obligation for a total commitment of $204 million from 2022 to 2025, of which $58 million is estimated to be paid during the remainder of 2022. TVA's contractual obligations are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, Note 8 — Leases, Note 11 — Variable Interest Entities, Note 14 — Debt and Other Obligations, and Note 22 — Benefit Plans of the Notes to Consolidated Financial Statements in the Annual Report.

Key Initiatives and Challenges

COVID-19 Pandemic

     In 2020, in response to the spread of COVID-19, TVA implemented a company-wide pandemic plan to address specific aspects of the COVID-19 pandemic, and the pandemic plan continually evolves based on medical guidance and federal requirements and guidelines.

The pandemic plan includes telework for those employees and contractors who do not have to be physically present at a TVA facility or office building to provide mission-essential activities or produce safe, reliable power. Based on ongoing monitoring, COVID-19 continues to pose a significant risk in the U.S. and in the Tennessee Valley region, and as a result TVA has extended the timeframe for full workforce reintegration and, for those not fully vaccinated, continues to limit non-essential travel and in-person attendance at non-essential meetings. TVA is currently anticipating a gradual return of teleworkers to corporate sites starting in the second quarter of 2022, subject to close monitoring of the public health situation both in TVA's service territory and nationally. TVA has and will continue to monitor risk and potential impacts throughout the situation, including impacts from variants, and assess whether and how to modify the pandemic plan as and when appropriate.

TVA continues to implement strong physical and cybersecurity measures to ensure that systems remain functional to keep employees, customers, and communities safe and enable TVA to continue achieving its mission to serve the people of the Valley. In addition to measures to protect its workforce, stakeholders, and critical operations, TVA is actively monitoring generation, transmission, and distribution functions. Operations and delivery of energy to customers have not been materially impacted by the COVID-19 pandemic to date. The ultimate impact of the COVID-19 pandemic on TVA's financial condition depends on factors beyond TVA's knowledge or control, including the duration and severity, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region's economy.

TVA also continues to assess potential supplier performance risks, including procurement of fuel, parts, and services. If suppliers are unable to perform under TVA's existing contracts or if TVA is unable to obtain similar services or supplies from other vendors, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. TVA has experienced an increase in supplier impacts primarily as a result of COVID-19, such as delays and price fluctuations, and availability of supplies, but has been able to manage these impacts through existing contracts and increased lead times and communications with suppliers; therefore, TVA has not experienced significant business disruptions at this time. TVA will continue to monitor the supply base and remain in contact with suppliers to identify potential risks, including impacts on workforce availability as a result of regulatory actions related to COVID-19.

Regulatory Actions. On January 20, 2021, President Biden issued Executive Order ("EO") 13991, directing federal agencies to implement COVID-19 countermeasures consistent with CDC guidance and establishing a Safer Federal Workforce Task Force (“Task Force”) to develop model safety principles to which all federal agencies would subsequently align their pandemic countermeasures. TVA continues to implement these principles and remains in regular contact with the Office of Management and Budget (“OMB”), which chairs the Task Force. On September 9, 2021, President Biden issued two new EOs in response to the COVID-19 pandemic. The first EO required that all federal employees be vaccinated against COVID-19 by November 22, 2021. Only employees entitled to certain accommodations under law were exempt from this requirement. As part of the process to implement the vaccination requirement, TVA and its union partners have negotiated and implemented a standalone disciplinary process for employees who have neither been vaccinated by the deadline nor received an exemption allowed by law. This policy includes a progression of counseling for employees and, for those who do not get vaccinated after counseling, a testing program. On January 21, 2022, the United States District Court for the Southern District of Texas issued an injunction against enforcement of the vaccination mandate. The government has filed a notice of its intent to appeal this decision. TVA is continuing to focus on the safety and health of our employees and will continue to implement applicable recommended guidance as it evolves.

The second EO required that federal agencies include clauses in contracts with federal contractors requiring the contractors to comply with guidance issued by the Task Force concerning contractors. This EO does not apply to TVA, and therefore TVA has not been requiring the clauses. On November 30, 2021, the United States District Court for the Eastern District of Kentucky stayed enforcement of the order in Kentucky, Ohio, and Tennessee. The government has appealed this injunction. On December 7, 2021, the United States District Court of the Southern District of Georgia issued a nationwide injunction suspending enforcement of this order. Given that TVA has not been requiring implementation of the clauses, the injunctions do not impact TVA but could impact TVA contractors who work for other agencies and were required to comply with the order based on those relationships.

On November 4, 2021, the Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard ("ETS") in response to the COVID-19 pandemic. The ETS, among other things, would have mandated employers with at least 100 employees to adopt a vaccination policy that requires employees to either be fully vaccinated or submit to at least weekly testing. On November 5, 2021, the United States Court of Appeals for the Fifth Circuit issued an order staying the ETS pending further action by the court. The Supreme Court has agreed to review this matter. The case was subsequently transferred to the United States Court of Appeals for the Sixth Circuit ("Sixth Circuit"), which lifted the stay on December 17, 2021. On January 13, 2022, the Supreme Court reinstated the stay pending further proceedings. On January 26, 2022, OSHA withdrew the ETS as an enforceable emergency temporary standard, but has retained the ETS as a proposed rule.

Customer Pandemic Initiatives. The COVID-19 pandemic created economic uncertainty for TVA's customers and the communities they serve. To support and strengthen the public power response to the COVID-19 pandemic, TVA has announced several customer pandemic initiatives since 2020. The following initiatives are still in effect in 2022:

Regulatory Flexibility. TVA continues to provide regulatory flexibility for LPCs to halt disconnection of services and respond to the local needs of their customers and communities.

Community Care Fund. TVA continues to partner with LPCs through the Community Care Fund by making available over $9 million in TVA matching funds to support local initiatives that address hardships created by the COVID-19 pandemic. As of December 31, 2021, over $5 million in matching funds had been provided by TVA, with over $1 million provided for the three months ended December 31, 2021.

Pandemic Credits. In 2020, the TVA Board approved a Pandemic Relief Credit which was effective for 2021 as a 2.5 percent monthly base rate credit. In 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which is effective for 2022. These pandemic credits apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. The credit effective for 2022 is expected to approximate $220 million. For the three months ended December 31, 2021 and 2020, pandemic credits totaled $50 million and $49 million, respectively. In addition, in November 2021 the TVA Board approved a 1.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit, to be effective for 2023. The 2023 credit is expected to approximate $133 million, and it will be administered in a manner similar to the Pandemic Recovery Credit.

    These actions have shown TVA's commitment to support the financial integrity of LPCs along with communities and customers across the Tennessee Valley during these challenging economic conditions caused by the COVID-19 pandemic. The COVID-19 pandemic continues to be an evolving situation that may lead to extended disruption of economic activity and an adverse impact on TVA's results of operations. TVA continues to closely monitor developments and will adjust its response as necessary to ensure reliable service while protecting the safety and health of its workforce.

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

Fiber Optic Network. In 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as they enter the market. As of December 31, 2021, TVA had spent $157 million on installation of the fiber optic lines and expects to spend an additional $143 million.

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

TVA is also working with state agencies, LPCs, and third-party charging developers to create a network of public fast charging stations along major travel corridors in its seven-state region, known as the Fast Charge Network program. In 2021, TVA began a partnership with the State of Tennessee to develop funding programs for a statewide EV fast charging network with plans for fast charging stations every 50 miles along Tennessee's interstates and major highways. Also in 2021, TVA and five other major utilities formed the Electric Highway Coalition to develop a network of fast charging stations along all major highway routes within their service territories. Since formation, the Electric Highway Coalition has gained significant interest from additional utilities and other EV collaboratives. In December 2021, the Electric Highway Coalition merged with the Midwest Electric Vehicle Charging Infrastructure Collaboration to create the National Electric Highway Coalition with members committed to coordination on the development of EV charging infrastructure across the central U.S.

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

    Renewable Power Solutions. TVA encourages renewable power through various current programs and offerings. These solutions include:

Small-scale Solutions. The Green Connect Program connects residential customers interested in on-site solar installations with qualified solar installers. Qualified solar installers are members of TVA’s Green Connect Quality Contractor Network, which requires installers to have certain qualifications such as certifications and meeting insurance guidelines, among other things, and to install systems to TVA’s program standards.

Utility-scale Solutions. The Green Invest Program matches customer demand with renewable supply through a Green Invest Agreement. The goal of the Green Invest program is to meet the long-term sustainability needs of customers at scale. TVA will procure the needed renewable supply through a diversified approach, which could include a competitive procurement process, strategic partnerships, or construction of renewable facilities to meet these needs. In addition, Generation Flexibility is a solution available to long-term LPC partners and supports the deployment of up to 2,000 megawatts ("MW") of distributed solar to provide clean, local generation. See Ratemaking below.

Other Renewable Solutions. The Green Switch Program allows customers to support solar renewable resources through purchasing renewable solar energy generated in the Tennessee Valley, sold in 200 kWh blocks. The Green Flex Program gives commercial and industrial customers the ability to meet sustainability goals and to make renewable energy claims through Renewable Energy Certificates ("RECs") from wind generation located outside TVA's service area.

    Renewable Power Purchase Agreements.  In recent years, TVA has issued request for proposals ("RFP") in order to meet customer preferences and requirements for cleaner energy. As a result of those RFPs, TVA entered into certain PPAs with renewable resource providers, which are summarized below:
Notes
(1) The 2017 RFP consists of three active solar PPAs. Of the three projects, one came online in 2021, one is expected to come online in 2022, and one is expected to come online in 2023.
(2) The 2019 RFP consists of six solar PPAs. Of these six projects, five are expected to come online in 2023, and one is expected to come online in 2024.
(3) The 2020 RFP consists of eight solar PPAs. Of these eight projects, six are expected to come online in 2023, one is expected to come online in 2024, and one is expected to come online in 2025.
(4) In addition, the 2019 RFP includes 50 MW of battery storage and the 2020 RFP includes 196 MW of battery storage that are not included in the chart above.

TVA issued an additional RFP during 2021 for up to 200 MW of new renewable energy and anticipates making selections in 2022. TVA will procure the renewable energy and sell the resulting RECs to specific customers, allowing TVA to increase its renewable energy portfolio without additional costs to other TVA customers.  These agreements help to align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy. Of the renewable PPAs above, more than 2,000 MW has been matched to customers through TVA’s Green Invest Program to meet their needs for new-to-the-world renewable energy.

Self-Directed Solar. During 2019, the TVA Board approved the opportunity for TVA to explore being directly involved in the development of a utility-scale solar project, contingent on the successful completion of environmental reviews under the National Environmental Policy Act ("NEPA") and other applicable laws. A tentative project structure has been developed which will allow TVA to work with financial partners for solar development, and in 2021, TVA purchased land for this planned 200 MW development. As of December 31, 2021, TVA had spent approximately $24 million on the project and expects to spend an additional $293 million through 2024.

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

Automated Energy Exchange Platform

In October 2021, an automated energy exchange, the Southeast Energy Exchange Market, took effect as a result of a tie vote by FERC commissioners. The exchange was created to facilitate more short-term power exchanges and will be an enhancement to the existing market. TVA’s participation is subject to TVA Board approval and the completion of appropriate environmental reviews. TVA has now completed the appropriate environmental review, and participation will be further subject to TVA Board approval.

Sustainability Reports

    Sustainability has been a critical part of TVA’s mission since the TVA Act was signed in 1933 and continues to be a focus in TVA's mission to deliver affordable and reliable energy, steward the environment, and create sustainable economic growth. In 2021, TVA highlighted its sustainability efforts with issuances of its Corporate Sustainability Report, a supplemental Carbon Report, and an Edison Electric Institute Environmental, Social, Governance ("EEI ESG") Sustainability Report, among others. TVA anticipates continuing to highlight its sustainability efforts in 2022.

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

Workplace Flexibility

Recognizing the changing work environment, largely fostered by the COVID-19 pandemic, and responding to employee appreciation of flexibility in work location in 2021, TVA established a workplace flexibility initiative called “Reimagining How We Work.” The objective of the initiative is to promote workplace flexibility guided by safety, performance, inclusion, and engagement. In the second quarter of 2022, subject to close monitoring of the public health situation in both TVA's service territory and nationally, TVA plans to begin a hybrid exploration period, to explore how to best work in a hybrid environment in the future, which will allow for more informed long-term decisions around areas such as real estate, technology, and best practices.

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

    Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. The revised hydrology models were reviewed and approved by the Nuclear Regulatory Commission ("NRC") for Watts Bar Nuclear Plant ("Watts Bar") Units 1 and 2. However, TVA identified an error in the modeling that will require the models for Watts Bar Units 1 and 2 to be resubmitted. TVA plans to resubmit models for Watts Bar Units 1 and 2 in 2022.  In addition, TVA submitted models for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2 in 2020.  As a result of the recently identified necessary changes to dam stability assumptions, TVA will submit a revision to the Sequoyah model in 2022. TVA will subsequently address conditions at Browns Ferry Nuclear Plant ("Browns Ferry") as needed.  As of December 31, 2021, TVA had spent $155 million on the modifications and improvements related to extreme flooding preparedness. TVA is deferring the decision on the need for additional modifications until after the modeling work is complete.
    Mitigation of Beyond-Design-Basis Events.  NRC rulemaking has been developed to codify the requirements promulgated by orders related to beyond-design-basis events. The NRC Commissioners approved the final rule in 2019.  As of December 31, 2021, TVA has implemented the requirements for Sequoyah, Watts Bar, and Browns Ferry.  A gap review of the revised rule has been performed, and no new gaps to compliance were identified.
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

    Tritium-Producing Burnable Absorber Rods. TVA and the Department of Energy ("DOE") are engaged in a long-term interagency agreement under which TVA will, at the DOE's request, irradiate tritium-producing burnable absorber rods ("TPBARs") to assist the DOE in producing tritium for the Department of Defense. TVA has provided irradiation services using Watts Bar Unit 1 since 2003 and began tritium production in Watts Bar Unit 2 in 2021. The agreement also allows for irradiation of TPBARs at Sequoyah in the future; however, TVA does not have plans to employ Sequoyah units for tritium production in the near term. TVA does intend to increase its production in both Watts Bar Unit 1 and Watts Bar Unit 2, beginning in November 2024 for Watts Bar Unit 1 and April 2025 for Watts Bar Unit 2, to align with a DOE request for increased tritium. TVA is currently working to submit a license amendment request with the NRC to fulfill this request.

Watts Bar Unit 2. During 2014, the TVA Board approved a project for the replacement of the steam generators at Watts Bar Unit 2. During the refueling outage in the first quarter of 2021, TVA identified degraded steam generator conditions on Watts Bar Unit 2. Watts Bar Unit 2 remained at 90 percent of rated output until assessments were complete and the mid-cycle outage began in September 2021. The mid-cycle outage concluded in October 2021 and focused on an inspection protocol with multiple contingency repair strategies such that safe and reliable operation can be assured until the permanent steam generator replacement occurs. Watts Bar Unit 2 will remain at or below 95 percent of rated thermal output until the permanent replacement occurs, which is projected for March 2022. As of December 31, 2021, TVA had spent $319 million related to this project and expects to spend an additional $237 million through 2022.

    Optimum Energy Portfolio. TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. TVA is also making investments in its generating portfolio to modernize its fleet while also allowing TVA to maintain competitive rates and high reliability and work toward carbon emission reductions.

Based on results of assessments presented to the TVA Board in 2019, the retirement of Bull Run by December 2023 was approved. See Note 6 — Plant Closures. During 2019, the TVA Board also approved the Integrated Resource Plan, which recommended an action to evaluate the engineering end-of-life of aging fossil units. In 2021, this evaluation confirmed that the aging coal fleet is among the oldest in the nation and is experiencing deterioration of material condition and performance challenges. The performance challenges are projected to increase due to the coal fleet’s advancing age and the difficulty of adapting the coal fleet’s generation within the changing generation profile. Therefore, TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035.

TVA is also considering plans for additional generating facilities to replace retiring or expiring capacity and to support a low cost, reliable, flexible, and increasingly clean power system. As TVA continues to evaluate the impact of retiring its coal-fired fleet by 2035, it is also evaluating adding flexible lower carbon-emitting gas plants as a bridging strategy to maintain reliability, such as the ongoing CT projects at TVA's Paradise and Colbert sites and the aeroderivative CT project at TVA's Johnsonville site. In addition, TVA is committed to investing in the future of nuclear with the evaluation of emerging advanced nuclear technologies, such as small modular reactors, and is increasing its renewable energy portfolio by securing power purchase agreements for out-of-Valley wind and in-Valley solar as well as with projects such as TVA's Self-Directed Solar. See Generation Resources — Natural Gas-Fired Units and Small Modular Reactors, in addition to Changing Customer Preferences.

TVA will prepare environmental reviews pursuant to NEPA prior to retiring or building a plant. Environmental reviews evaluating the potential retirement of the Cumberland Fossil Plant ("Cumberland") and Kingston Fossil Plant ("Kingston") and replacement with other generation are now underway. In addition, on November 10, 2021, the TVA Board authorized the CEO to evaluate, decide upon, and complete, if necessary, the retirements of Cumberland and Kingston plants and replacement generation projects, subject to complying with all required environmental reviews, periodically updating the TVA Board on plans and actions, and notifying the TVA Board before making final decisions. The TVA Board approved spending up to $3.5 billion for these projects to develop generation and transmission assets and complete required demolition activities.

Decarbonization. TVA seeks to obtain greater amounts of its power supply from clean resources to work towards carbon emission reductions and is making investments in its generating portfolio to modernize the fleet while also allowing TVA to maintain competitive rates and high reliability. In addition, TVA's decarbonization initiative commenced in 2022 and is aimed at understanding and applying clean resources to support the reduction of carbon emissions from its power supply. Related to its carbon reduction efforts, TVA has established six guiding principles which are as follows:

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

See also Environmental Matters — Climate Change for a discussion on the impact of executive actions and climate related regulations on TVA.

Natural Gas-Fired Units. During 2019, the TVA Board approved an expansion of approximately 1,500 MW of peaking gas replacement capacity at two combustion turbine gas facilities to coincide with the retirement of Allen CTs 1-20 and Johnsonville CTs 1-16, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. In 2020, detailed design and engineering work began at TVA’s Paradise and Colbert sites to further scope out the projects and supply information needed for the NEPA review. In 2021, environmental reviews under NEPA and other applicable laws were complete, and TVA received the air permits for the Paradise and Colbert facilities. Each project is expected to increase combustion turbine generation capacity by 750 MW at a cost not to exceed approximately $503 million per project. As of December 31, 2021, TVA had spent approximately $364 million on these expansions, and TVA expects to spend an additional $642 million. Both projects are anticipated to enter commercial operations by the end of CY 2023.

A 500 MW aeroderivative CT project at TVA’s Johnsonville site has been approved for $599 million, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. In 2020, detailed design and engineering work began to further scope out the project and supply information needed for the NEPA review. As of December 31, 2021, TVA had spent approximately $148 million on the design and engineering work and for long lead time equipment that could be used at any site. TVA expects to spend an additional $451 million on these expansions and expects the project to enter commercial operations by the end of CY 2024.

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

    Dry generation and dewatering projects. TVA has accomplished the conversion from wet to dry handling of CCR materials at all operating coal plants with the completion of dry generation and/or dewatering projects at Bull Run, Cumberland, Gallatin Fossil Plant ("Gallatin"), Kingston, and Shawnee Fossil Plant ("Shawnee").

    Landfills. TVA has made strategic decisions to build and maintain lined and permitted dry storage facilities on TVA-owned property at some TVA locations, allowing these facilities to operate beyond existing dry storage capacity. Lined and permitted landfills are operational at Bull Run, Gallatin, Kingston, and Shawnee; construction of a new lined and permitted landfill at Gallatin is expected to start in 2022; and TVA continues to work through the permitting process for a new landfill at Cumberland and expects construction to begin in 2023. Construction of additional lined and dry storage facilities may occur to support future business requirements.

    CCR facilities closures. TVA is working to close CCR facilities in accordance with federal and state requirements. Closure project schedules and costs are driven by the selected closure methodology (such as closure-in-place or closure-by-removal). Closure initiation dates are driven by environmental regulations. TVA's predominant closure methodology is closure-in-place, with exceptions at certain facilities. TVA issued an environmental impact statement ("EIS") in June 2016 that addresses the closure of CCR impoundments at TVA's coal-fired plants. TVA issued its associated Record of Decision in July 2016. Although the EIS was designed to be programmatic in order to address the mode of impoundment closures, it specifically addressed closure methods at 10 impoundments. TVA subsequently decided to close those impoundments. The method of final closure for each of these facilities will depend on various factors, including approval by appropriate state regulators and applicable closure requirements of state and federal regulations. Additional site-specific NEPA studies will be conducted as other facilities are designated for closure. See Note 11 — Asset Retirement Obligations.

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

    The final Part A revision to the CCR Rule became effective September 28, 2020. Among other things, the final Part A rule requires unlined CCR surface impoundments to stop receiving CCR and non-CCR waste streams and to initiate closure or retrofit by no later than April 11, 2021. TVA ceased sending CCR and non-CCR waste streams to, and initiated closure of, unlined CCR surface impoundments by the specified deadline.

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

    As of December 31, 2021, TVA had spent approximately $2.4 billion on its CCR Program. Through 2026, TVA expects to spend an additional $720 million on the CCR Program. Estimates for these amounts and spend after 2026 may change depending on the final closure method selected for each facility. While the conversion portion of the CCR Program is completed, TVA will continue to undertake CCR closure and storage projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

    TVA was involved in two lawsuits concerning the CCR facilities at Gallatin. One of these cases was decided in TVA's favor by the U.S. Court of Appeals for the Sixth Circuit, and the other case was resolved by the entry of a consent order in Davidson County Chancery Court that became effective July 24, 2019. Under the consent order, TVA agreed to close the existing ash facility by removal, either to an onsite landfill or to an offsite facility. TVA may also consider options for beneficial reuse of the CCR. TVA has submitted the removal plan to the Tennessee Department of Environment and Conservation ("TDEC") and other applicable parties pursuant to the consent order. See Note 11 — Asset Retirement Obligations.

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
    The remedial investigation confirmed that the high arsenic, fluoride, and lead concentrations are limited to the shallow alluvial aquifer in the north and south areas of the Allen East Ash Disposal Area. These areas are not adversely impacting the Memphis aquifer, which is the source of the public drinking water supply. All samples taken from the Memphis aquifer through TVA production wells were within the Environmental Protection Agency ("EPA") drinking water standards. As the result of a pumping test conducted on TVA production wells at the nearby Allen Combined Cycle Plant ("Allen CC") by the United States Geological Survey and the University of Memphis, TVA is committed to not operating these production wells until additional data supports safe use. TVA constructed water tanks on site and is purchasing cooling water from MLGW. Purchasing cooling water in combination with the use of water tanks, rather than wells, could impose some operational restrictions, such as limitations on capacity, on the Allen CC due to lower availability of cooling water.

TVA is taking steps to close both of the CCR storage facilities at the Allen Fossil Plant and initiate remediation of the groundwater at the East Ash Disposal Area. TVA evaluated closure options for both the East Ash Disposal Area and the nearby West Ash Disposal Area through an EIS pursuant to NEPA. In March 2019, TVA released its public scoping report, which eliminated closure-in-place as an alternative. TVA published the final EIS on March 13, 2020, and its Record of Decision on April 14, 2020, which documents the final decision to remove CCR from the above identified areas and transport the CCR to an existing permitted offsite landfill. TVA conducted two virtual public outreach meetings in September 2021 to discuss the project and selected landfill. As part of this closure, TVA will continue to dewater the East Ash Disposal Area and treat the water before it is discharged to the NPDES outfall.

In parallel with the evaluation of closure options, TVA has also initiated an Interim Response Action Plan which includes a groundwater extraction system and treatment system. A feasibility study to evaluate remedial actions for the site was submitted to TDEC on September 4, 2020. A virtual public meeting to present the Interim Response Action as the Proposed Plan for the site was held on November 17, 2020. The public was invited to review the remediation documents and encouraged to comment on the Proposed Plan during the public comment period. TVA submitted the public comments along with responses to TDEC for consideration. After considering public comments, TDEC signed the Record of Decision on August 16, 2021.

TVA prepared a Remedial Action Plan ("RAP") to outline remediation actions at the site and submitted this plan to TDEC for review and approval. After review, consideration, and associated plan revisions, TDEC accepted the RAP and provided written approval to begin relocation of CCR materials to an offsite, lined landfill on November 19, 2021. Removal of CCR from the site began November 29, 2021. Monthly progress meetings with TDEC began in December 2021 and will continue as the site is remediated.

    TVA's Remedial Investigation/Interim Response Action Groundwater Monitoring Plan is reviewed and modified annually. The 2021 Remedial Investigation/Interim Response Action Groundwater Monitoring Plan was submitted to TDEC on April 1, 2021. TVA continues to sample the monitoring wells at the site as described by the plan quarterly. TVA prepares a memorandum after each quarterly event and prepares an annual report to evaluate the sampling results. The last groundwater samples for CY 2021 were collected in December 2021; the annual report will be prepared when the results are available and submitted to TDEC.

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

Coal Supply. TVA experienced challenges in 2021 related to coal supply, as a result of supply limitation and transportation challenges. Coal supply and transportation continue to be constrained; however, TVA is utilizing its contracting strategy and diverse generation portfolio to balance needs and ensure adequate fuel supplies. In October 2021, one of TVA's fuel storage locations and coal handling service providers experienced an event that damaged a number of systems and resulted in the inability to unload trains for a period of time. This disruption is projected to continue at least into February. To mitigate the issue, TVA implemented terminal service options at other locations which have met and are expected to continue to meet TVA's interim coal handling needs. Plant operations still could be affected by the limited offsite coal blending options, limited available inventory capacity, and longer locational lead times associated with the alternative terminals. At this time, however, TVA has been able to manage such impacts, and TVA's coal generation fleet has continued to meet operational needs. TVA will continue to monitor the situation and respond to potential risks as the situation resolves.

    River Management. The Tennessee Valley experienced near normal rainfall and runoff for the first quarter of 2022 helping TVA meet its river system commitments, including managing minimum river flows and minimum depths for navigation, generating low-cost hydroelectric power, maintaining flows that support habitat for fish and other aquatic species, maintaining water supply, and providing recreational opportunities for the Tennessee Valley.  In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy.  Rainfall and runoff in the Tennessee Valley during the first quarter of 2022 were 95 percent and 105 percent of normal, respectively.

Aquatic Vegetation. In 2020, the unprecedented growth and breakaway of aquatic vegetation in Wheeler Reservoir challenged the Browns Ferry intake structures and impacted the source of cooling water for the plant. Two units were removed from operation and power was reduced on the third unit to accommodate the decreased capability of the cooling systems. Nuclear safety was not challenged during the event. Breakaway of aquatic vegetation will continue to be a concern until a permanent solution is finalized. However, mitigation solutions have been identified to eliminate marine biofouling of the plant intake system, and permanent design solutions are expected to be implemented by the end of CY 2025.

    Small Modular Reactors. In December 2019, TVA became the first utility in the nation to successfully obtain approval for an early site permit from the NRC to potentially construct and operate small modular reactors ("SMRs") at TVA’s Clinch River Nuclear Site. The permit is valid through 2039 and therefore provides TVA a great deal of flexibility to make new nuclear decisions based on energy needs and economic factors. In 2021, TVA initiated a Programmatic Environmental Impact Statement that will evaluate a variety of alternatives for a proposed advanced nuclear technology park at the Clinch River Nuclear Site and will provide additional flexibility for future decision making. The decision to potentially build SMRs is an ongoing discussion as part of the asset strategy for TVA’s future generation portfolio.

TVA is committed to investing in the future of nuclear and evaluating the economic feasibility of advanced nuclear reactors. TVA is also partnering with like-minded organizations and has entered into memorandums of understanding with Oak Ridge National Laboratory and the University of Tennessee that allow for mutual collaboration to explore advanced reactor designs as a next-generation nuclear technology while leveraging the expertise of federally funded research and development centers and academic institutions. Further, in 2021, TVA entered a cooperative development agreement with Kairos Power to provide defined engineering, operations, and licensing services in support of a low-power demonstration reactor Kairos Power plans to deploy at the East Tennessee Technology Park in Oak Ridge, TN.

Any future decision to construct any reactor, advanced or otherwise, would require approval by the TVA Board and the NRC. As of December 31, 2021, TVA had spent $94 million on work regarding SMRs, including work to complete the early site permit application for the Clinch River Nuclear Site, of which the DOE had reimbursed TVA $29 million.  Additional expenditures will be determined based on future project development.

    System Operations Center. A new system operations center has been approved for $289 million. The new secured facility is being built to accommodate a new energy management system and adapt to new regulatory requirements, and will have improved physical security from the previous center.  The facility is expected to be constructed by the third quarter of 2023 and fully operational in 2025. As of December 31, 2021, TVA had spent approximately $108 million on the project and expects to spend an additional $181 million.

Energy Management System. A new energy management system has been approved for $90 million. As the current energy management system is nearing the end of its life cycle, this project will replace the existing analog system with a digital system. The new digital system will have higher capacity and speed, for communications with the TVA grid and for inputs from monitoring equipment, which will also network the new control center with existing locations and enable better remote visibility and control. The system is expected to be complete in 2026. As of December 31, 2021, TVA had spent approximately $39 million on the project and expects to spend an additional $51 million.

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

    As of December 31, 2021, TVA had spent $306 million related to this project and expects to spend an additional $31 million through 2023. TVA expects the reservoir to return to normal operations in 2022 and is continuing to work with the community to help mitigate local impacts of the extended drawdown.

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

    TVA is currently working on a project with the local water utility to relocate an affected water intake system, which will allow for completion of the remaining upstream berm work. This work is estimated to be complete in 2022. As of December 31, 2021, TVA had spent $118 million related to this project and expects to spend an additional $10 million through 2022.

Real Property Portfolio

TVA continues to study its real property portfolio as part of the Strategic Real Estate Plan, which is aimed at reducing cost, right-sizing the portfolio, and aligning real estate holdings with TVA's strategic direction. In addition, as TVA continues to implement telework for those who do not have to be physically present during the COVID-19 pandemic, it is also assessing and reviewing the pandemic's long-term impacts to real estate.

Regional Consolidations — Knoxville Region. Consolidation of the centralized field offices in Norris, Tennessee, is expected to be completed in early CY 2022. Additional consolidations from the Greenway Area Office were performed along with the public auction sale of the property in December 2021.

Supply Chain

Buy American Executive Order. On January 25, 2021, President Biden issued EO 14005, "Ensuring the Future Is Made in All of America by All of America’s Workers." EO 14005 imposes new reporting and procedural requirements, as well as additional executive oversight, for federal agency purchases of foreign goods and services. OMB issued guidance in connection with EO 14005 in June 2021, and in July 2021 TVA submitted its report in response. TVA will continue to comply with new reporting requirements as applicable.

Inflation. TVA continues to see an increase in supplier impacts as a result of COVID-19, including price fluctuations. TVA has actively managed spend to mitigate inflationary pressures; however, broader inflationary pressures are expected to persist in 2022. TVA will continue to monitor these pressures and spend to lower TVA’s risk.

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

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In 2020, TVA provided participating LPCs a flexibility option that allows them to locally generate or purchase up to approximately five percent of average total hourly energy sales over 2015 - 2019 in order to meet their individual customers' needs. As of January 31, 2022, 146 LPCs had signed the 20-year Partnership Agreement with TVA, and 76 LPCs had signed a Flexibility Agreement.

Board Quorum

The terms of John L. Ryder and Kenneth E. Allen as members of the TVA Board ended January 3, 2022, with the adjournment of the most recent session of Congress. There are currently five TVA Board members, and the terms of two additional TVA Board members – Jeff W. Smith and A.D. Frazier – expire on May 18, 2022, although they are permitted under the TVA Act to remain in office until the earlier of the end of the current session of Congress or the date a successor takes office. Under the TVA Act, a quorum of the TVA Board is five members. The TVA Board is responsible for, among other things, establishing the rates TVA charges for power as well as TVA's long-term objectives, policies, and plans. Accordingly, loss of a quorum for an extended period of time would impair TVA's ability to change rates and to modify these objectives, policies, and plans. See Item 1A, Risk Factors – Loss of a quorum of the TVA Board could limit TVA’s ability to adapt to meet changing business conditions in the Annual Report.

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

    The risk of cybersecurity events such as malicious code attacks, unauthorized access attempts, and social engineering attempts continues to intensify across all industries, including the energy sector. Over the last few years, TVA has observed a significant increase in malicious activity including phishing campaigns, malicious websites, distributed denial of service attacks, and activity specific to the COVID-19 pandemic, among others. These types of malicious activity have also been observed by TVA's external vendors, stakeholders, and partners. This activity has caused the need for heightened awareness and preparedness. In addition, TVA has a robust vulnerability and patch management program in place. When vulnerabilities are identified, the program is utilized to identify and prioritize remediation and mitigation activities to reduce the risk to TVA.

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

In December 2021, TVA was notified of a potential cyber vulnerability, known as Log4j, that had the ability to impact many applications and services. TVA immediately responded and through its vulnerability and patch management program, implemented remediations and mitigations to address potential impact. TVA is continuing to work with vendors to ensure all services and applications are secure. At this time, this event has not impacted TVA’s ability to operate as planned.

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

    Transmission Assets. In addition to physical and cybersecurity attacks, TVA's transmission assets are vulnerable to various types of electrically charged energy disruptions such as those from geomagnetic disturbances ("GMDs") and electromagnetic pulses ("EMPs"). TVA meets all existing NERC Standards for GMD, and has evaluated the effects of solar storms ranging from NERC's reference case to possible extreme levels. TVA continues as an active participant with NERC in this field. The most serious threats from EMP are those caused by high-altitude nuclear explosions. Like others in the industry, TVA is coordinating with federal and state authorities, NERC, Electric Power Research Institute, and other grid owners and operators to address this concern.

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

Environmental Matters

    TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other matters. Emissions from all TVA-owned and operated units (including small CTs of less than 25 MW) have been reduced from historic peaks. Emissions of nitrogen oxide ("NOx") have been reduced by 97 percent below peak 1995 levels and emissions of sulfur dioxide ("SO2") have been reduced by 99 percent below 1977 levels through CY 2020. For CY 2020, TVA's emissions of carbon dioxide ("CO2") from its owned and operated units, including purchased power and REC retirement adjustments which reduce the CO2 emissions, were 43 million tons, resulting in a TVA system average, as delivered, CO2 emission rate of 562 lbs/MWh. This represents a 63 percent reduction in mass carbon emissions from 2005 levels. To remain consistent and to align with the EPA's reporting requirements, TVA intends to continue reporting CO2 emissions on a calendar year basis.

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
(2) Emissions data is consistent with EEI ESG Sustainability Report standards, which are based on metric tons ("MTs") whereas overall CO2 emission rates and baseline reductions from historical levels are based on short tons.

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

Cross-State Air Pollution Rule. The EPA issued the Cross-State Air Pollution Rule ("CSAPR") in 2011 requiring several states in the eastern U.S. to improve air quality by reducing power plant emissions that contribute to pollution in other states.  In 2016, the EPA issued an update to CSAPR to address cross-state air pollution (the "CSAPR Update Rule"). The EPA subsequently issued an additional rule to resolve any remaining cross-state air pollutant issues ("CSAPR Close-Out Rule"). The U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") remanded a portion of the CSAPR Update Rule back to the EPA to address its failure to require upwind states to eliminate substantial contributions to downwind non-attainment areas by the statutory deadline. The D.C. Circuit also vacated the CSAPR Close-Out Rule. On March 15, 2021, the EPA Administrator signed the final revisions to the CSAPR Update Rule. The revisions address the defects identified by the D.C. Circuit and took effect on June 29, 2021. In this final action, the EPA reduced ozone-season NOx allowances for a group of 12 states, including Kentucky, and required sources in those states to surrender most of their allowance inventory. TVA’s Shawnee Fossil Plant ("Shawnee") facility is affected by these revisions. TVA is monitoring forecasted needs and has purchased allowances with plans to continue doing so as needed to comply with the rule in 2022. A longer-term compliance strategy for the facility is being developed that could include a combination of NOx control upgrades, operational changes, and allowance purchases.

    Mercury and Air Toxics Standards for Electric Utility Units. In 2020, the EPA issued a final rule which revokes the agency's earlier finding that regulation of hazardous air pollutants ("HAP") emitted from steam electric utilities is appropriate and necessary. The rule does not remove electric generating units from the source categories listed under Section 112 of the CAA nor does it rescind the Mercury and Air Toxics Standards ("MATS") requirements. Additionally, the EPA determined that further restrictions on HAP emissions are not warranted based on a residual risk and technology review ("RTR") for this source category. TVA does not anticipate that the final rule will change TVA's MATS compliance requirements or strategy. Certain states and environmental groups filed petitions in the D.C. Circuit challenging the "appropriate and necessary" finding and the RTR finding. On February 16, 2021, the EPA filed a motion requesting the D.C. Circuit to hold the cases in abeyance pending the agency's review of the final rule under EO 13990, which, among other things, requires the EPA to reconsider the final rule by August 2021. The EPA did not meet the August 2021 deadline, but is expected to issue a proposed rule that provides the results of its review of the 2020 final rule. On December 3, 2021, the EPA filed a motion requesting the D.C. Circuit to continue holding the cases in abeyance. TVA will evaluate the EPA's proposal when it is issued.

    Environmental Agreements. See Note 20 — Contingencies and Legal Proceedings — Legal Proceedings — Environmental Agreements for a discussion of two substantively similar agreements into which TVA entered in April 2011: one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"), which discussion is incorporated herein by reference.

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

    New York Petition to Address Impacts from Upwind High Emitting Sources. In 2018, the State of New York filed a petition with the EPA under Section 126(b) of the CAA to address ozone impacts on New York from the NOx emissions from sources emitting at least 400 tons of NOx in CY 2017 from nine states including Kentucky. The New York petition requests that the EPA require daily NOx limits for utility units with selective catalytic reduction systems ("SCRs") such as Shawnee Units 1 and 4 and emission reductions from utility units without SCRs such as Shawnee Units 2, 3, and 5-9. Kentucky utility unit NOx emissions are already limited by the CSAPR Update Rule and are declining, and current EPA modeling projects no additional requirements to reduce Kentucky NOx emissions are necessary. In 2019, the EPA finalized its denial of New York's petition because the state did not demonstrate, and the EPA could not independently establish, that sources in the states listed in the petition contribute to exceedances of the 2008 and 2015 ozone NAAQS in New York. The State of New York filed a petition in the D.C. Circuit for judicial review of the EPA's denial of the petition. In July 2020, the D.C. Circuit vacated the EPA's denial of the petition and remanded the petition to the EPA for reconsideration. In its recently published Unified Regulatory Agenda, the EPA indicated that it will publish a proposed rule in July 2022 that provides a revised response to New York's Section 126(b) petition. Specific impacts to TVA cannot be determined until the EPA takes further action on the petition.

    Affordable Clean Energy Rule. In 2019, the EPA finalized the Affordable Clean Energy ("ACE") rule and repealed the EPA's previous regulation addressing greenhouse gas ("GHG") emissions from existing fossil fuel-fired units. The ACE rule established guidelines for GHG emissions from existing coal-fired units based on efficiency improvements that can be achieved at those units at reasonable cost. Several industry, environmental, and state and local petitioners filed for judicial review of the ACE rule. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule, and specified that the court's mandate will not issue with regard to the portion of the ACE rule that repeals the Clean Power Plan until after the EPA develops a replacement for the ACE rule. On October 29, 2021, the U.S. Supreme Court accepted the request filed by a coalition of states and other parties to review the D.C. Circuit's decision to vacate the ACE rule. Petitioners are asking the Supreme Court to rule on the extent of the EPA's authority to regulate GHG emissions from existing power plants under Section 111(d) of the CAA. In its recently published Unified Regulatory Agenda, the EPA indicated that it expects to publish a proposed rule to replace the ACE rule in July 2022. TVA is unable to predict the future course of the litigation on appeal, nor the direction that the EPA may take in the future to regulate GHG emissions from existing fossil fuel-fired units.

    New Source Performance Standards. In 2018, the EPA proposed revisions to the 2015 GHG emission standards for new, modified, and reconstructed electric utility generating units required under Section 111(b) of the CAA. For coal-fired units, the EPA proposed to revise the current new source standards such that carbon capture and sequestration technology is no longer necessary to meet the standards of performance that reflect the best system of emission reduction. The resulting limits are less stringent than limits under the 2015 rule and can be met by modern coal-fired units (e.g., supercritical steam generators) in combination with best operating practices, but without carbon capture and sequestration. The EPA is not proposing to revise the new source performance standard in the 2015 rule for GHG emission from gas-fired units. In January 2021, the EPA published criteria in the Federal Register for making a significant contribution finding for GHGs from a source category for the purpose of regulating those emissions under Section 111(b) of the CAA, but the EPA did not take final action on the 2018 proposed revisions in this rulemaking. On March 17, 2021, the EPA asked the D.C. Circuit to vacate and remand the "significant contribution" finding since the rule was promulgated without public notice or opportunity to comment. On April 5, 2021, the D.C. Circuit vacated and remanded the January 2021 final rule. In its recently published Unified Regulatory Agenda, the EPA indicated that it is undertaking a comprehensive review of the new source performance standards for GHG emissions from electric utility steam generating units, including a review of all aspects of the 2018 proposed amendments and requirements in the 2015 rule that the agency did not propose to amend in the 2018 proposal. The EPA expects to issue the results of this review in a proposed rule in June 2022. TVA is unable to predict the direction that the EPA may take in the future to regulate GHG emissions from new, modified, or reconstructed fossil fuel-fired units.

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

In addition, on January 27, 2021, President Biden issued EO 14008, "Executive Order on Tackling the Climate Crisis at Home and Abroad." Among other things, EO 14008 expresses the following policies of the federal government: (1) to organize and deploy the full capacity of its agencies to combat the climate crisis to implement a government-wide approach that reduces climate pollution in every sector of the economy, (2) to align the management of federal procurement and real property, public lands and waters, and financial programs to support robust climate action, (3) to use all available procurement authorities to achieve or facilitate (a) a carbon pollution-free electricity sector no later than 2035 and (b) clean and zero-emission vehicles for federal, state, local, and tribal government fleets, (4) to put the U.S. on a path to achieve net-zero emissions, economy-wide, by no later than 2050, (5) to accelerate the deployment of clean energy and transmission projects in an environmentally stable manner, (6) to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels, (7) to promote the flow of capital toward climate-aligned investments and away from high-carbon investments, (8) improve air and water quality, and (9) secure an equitable economic future by making environmental justice part of an agency's mission. TVA is closely monitoring these developments, including the Justice40 Initiative, the Department of Treasury effort to establish a carbon market, establishment and development of the Civilian Climate Corps, and establishment of several White House comprehensive plans. In addition, EO 14008 created the Special Presidential Envoy for Climate and called for an early Leaders' Climate Summit aimed at raising climate ambition and making a positive contribution to the 26th United Nations Climate Change Conference of the Parties and beyond.  EO 14008 also stated the U.S. would reconvene the Major Economies Forum on Energy and Climate, beginning with the Leader's Climate Summit. Federal agencies were directed to update their Climate Change Action Plans, and TVA chose to submit its draft plan in May 2021 and its final plan in August 2021. In addition to submitting these plans, TVA is voluntarily pursuing multiple policies and programs in the Tennessee Valley that align with the goals and policies of the EO.

On May 20, 2021, President Biden also issued EO 14030, “Climate-Related Financial Risk,” which calls for a governmental-wide strategy on the disclosure of climate-related financial risk. EO 14030 requires the development of this strategy regarding the following: (1) the measurement, assessment, mitigation, and disclosure of climate-related financial risk to federal government programs, assets, and liabilities in order to increase the long-term stability of federal operations; (2) financing needs associated with achieving net-zero GHG emissions for the U.S. economy by no later than 2050, limiting global average temperature rise to 1.5 degrees Celsius, and adapting to the acute and chronic impacts of climate change; and (3) areas in which private and public investments can play complementary roles in meeting these financing needs while advancing economic opportunity, worker empowerment, and environmental mitigation, especially in disadvantaged communities and communities of color. The specific impacts of EO 14030 on TVA cannot be determined at this time, as the regulations required by the EO have not yet been finalized.

On December 8, 2021, President Biden signed EO 14057 detailing the administration’s policy to take a whole of government approach to lead by example to achieve a carbon pollution-free electricity sector by 2035 and net-zero emissions economy-wide by no later than 2050. EO 14057 instructs virtually all elements of the federal government to demonstrate how innovation and environmental stewardship can protect the planet, safeguard federal investments, respond to the needs of American communities, and expand American technologies, industries, and jobs. TVA is voluntarily pursuing multiple policies and programs in the Tennessee Valley that align with the goals and policies of the EO.

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

    Physical Impacts of Climate Change. Physical impacts of climate change may include, but not be limited to, changing weather patterns, extreme weather conditions, and other events such as flooding, droughts, wildfires, and snow or ice storms, and these events can impact TVA's system in terms of system operability, customer demand, and the health of regional economies. TVA has a Climate Change Action Plan which it updated in 2021 in support of EO 14008. TVA submitted its draft Climate Change Action Plan to the White House in May 2021 and its final plan in August 2021. The goal of the action planning process is to ensure TVA continues to achieve its mission and program goals and to operate in a secure, effective, and efficient manner in a changing climate by integrating climate change adaptation efforts in coordination with state and local partners, tribal governments, and private stakeholders. TVA manages the potential effects of climate change on its mission, programs, and operations within its environmental management processes.

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

Water Quality Control Developments

Waters of the United States. In 2015, the EPA and the U.S. Army Corps of Engineers ("USACE") issued the Clean Water Rule, which redefined waters of the United States ("WOTUS") in the agencies' regulations for the first time since the 1980s and was intended to clarify the regulatory jurisdiction of the EPA and the USACE ("2015 WOTUS Rule"). In April 2020, the USACE and the EPA issued the Navigable Waters Protection Rule ("NWPR"), which established a new regulatory definition of WOTUS and replaced the definition set forth in the 2015 WOTUS Rule. The NWPR established four categories of waters considered jurisdictional under the Clean Water Act ("CWA"): (1) territorial seas and traditional navigable waters, (2) perennial and intermittent tributaries to those waters, (3) certain lakes and ponds, and impoundments of jurisdictional waters, and (4) wetlands adjacent to jurisdictional waters. The rule excluded twelve categories of waters, including ephemerals, groundwater, many ditches, and waste treatment systems. The NWPR reduced the jurisdictional reach of the CWA and could potentially reduce permitting and mitigation requirements for TVA projects that impact waters that were previously considered jurisdictional under the 2015 WOTUS Rule. The NWPR was challenged in multiple courts, and on August 30, 2021, it was vacated by the United States District Court for the District of Arizona. The United States District Court for the District of New Mexico also vacated it on September 27, 2021. Two other courts declined to vacate the rule, but remanded it to the EPA and the Army Corps of Engineers. Previously, on June 9, 2021, the EPA and the Department of the Army announced their intention to initiate a new rulemaking process to restore the definition of WOTUS that was in place prior to the 2015 WOTUS Rule and to develop a new rule to establish a new definition of WOTUS. A proposed rule was published in the Federal Register on December 7, 2021, with the public comment period open until February 7, 2022. The impact of the rulemaking process cannot be ascertained fully at this time. Pending the completion of the rulemaking process, the EPA and the USACE are interpreting WOTUS consistent with the pre-2015 definition.

Cooling Water Intake Structures. In 2014, the EPA released a final rule under Section 316(b) of the CWA relating to cooling water intake structures ("CWIS") for existing power generating facilities. The rule requires changes in CWIS used to cool the vast majority of coal, gas, and nuclear steam-electric generating plants and a wide range of manufacturing and industrial facilities in the U.S.  The final rule requires CWIS to reflect the best technology available for minimizing adverse environmental impacts, primarily by reducing the amount of fish and shellfish that are impinged or entrained at a CWIS. These new requirements will potentially affect a number of TVA's fossil- and nuclear-fueled facilities and will likely require capital upgrades to ensure compliance. Most TVA facilities are projected to require retrofit of CWIS with "fish-friendly" screens and fish return systems to achieve compliance with the new rule. The rule is being implemented through permits issued under the NPDES in Section 402 of the CWA. State agencies administer the NPDES permit program in most states including those in which TVA's facilities are located.  In addition, the responsible state agencies must provide all permit applications to the U.S. Fish and Wildlife Service for a 60-day review prior to public notice and an opportunity to comment during the public notice. As a result, the permit may include requirements for additional studies of threatened and endangered species arising from U.S. Fish and Wildlife Service comments and may require additional measures be taken to protect threatened and endangered species and critical habitats directly or indirectly related to the plant cooling water intake. TVA's review of the final rule indicates that the rule offers adequate flexibility for cost-effective compliance.  The required compliance timeframe is linked to plant-specific NPDES permit renewal cycles (i.e., technology retrofits), and compliance is expected to be required beginning in the CY 2022 - 2024 timeframe.

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

Steam-Electric Effluent Guidelines. In 2015, the EPA revised existing steam-electric effluent limitation guidelines ("ELGs"), which regulate water discharge pollutants and require the application of certain pollutant control technologies. The 2015 ELGs established more stringent performance standards for existing and new sources and required major upgrades to wastewater treatment options at all coal-fired plants. Compliance with new requirements was originally required in the CYs
2018 - 2023 timeframe, but the EPA delayed the compliance dates for flue gas desulfurization ("FGD") wastewater and bottom ash transport water until CYs 2020 - 2023 to allow the EPA time to review and potentially revise the ELGs with regard to these waste streams.

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

Petitions for judicial review of the October 2020 ELG rule were filed in the D.C. Circuit and the U.S. Court of Appeals for the Fourth Circuit (the "Fourth Circuit") and have been consolidated in the Fourth Circuit in the case Appalachian Voices, et al. v. EPA. On August 3, 2021, the EPA announced a supplemental rulemaking to revise the Steam Electric Power Generating Effluent Limitations Guidelines and Standards. As part of the rulemaking process, the EPA will determine whether more stringent limitations and standards are appropriate and consistent with the technology-forcing statutory scheme and the goals of the CWA. The impact of the proposed rulemaking cannot be fully determined at this time. Because this rulemaking could result in more stringent ELGs, the EPA has requested that the Appalachian Voices, et al. v. EPA litigation in the Fourth Circuit be held in abeyance.

Consistent with the 2020 rule, on January 8, 2021, TVA submitted requests to state regulatory authorities to modify NPDES permits for Kingston, Cumberland, Bull Run, Shawnee, and Gallatin Fossil Plant ("Gallatin") to incorporate into the permits limitations in the 2020 rule. The Kentucky Department for Environmental Protection issued a final revised permit for Shawnee in the fourth quarter of 2021, and TDEC issued a final revised permit for Kingston in the first quarter of 2022. TVA anticipates TDEC will issue draft permits for Cumberland, Bull Run, and Gallatin during 2022.

The Sierra Club and the Center for Biological Diversity administratively appealed the NPDES permit issued for Kingston. See Note 20 — Contingencies and Legal Proceedings — Administrative Proceeding Regarding National Pollutant Discharge Elimination System Permit for Kingston.

Nationwide Permits for Dredge and Fill. On January 12, 2021, the USACE published notice of a final rule that reissued and modified 16 Nationwide Permits (“NWPs”) that authorize discharges of dredge and fill material into waters of the U.S. from certain designated activities. The final rule limits applicability of NWP 12, which previously authorized discharges from all utility line activities, to oil and natural gas pipelines, creates new NWPs for certain utility line activities, including NWP 57 for electric utility line and telecommunication activities, and modifies certain pre-construction notification requirements. The new NWP 12 is being challenged in court on the same grounds that were litigated in Northern Plains Resource Council v. U.S. Army Corps of Engineers, where the U.S. District Court for the District of Montana found the permit unlawful and vacated it. Although the new lawsuit does not challenge NWP 57, the NWP upon which TVA is most likely to rely for its utility line activities, the lawsuit raises claims that apply with equal force to NWP 57. However, the impact on TVA from this litigation cannot be evaluated fully until the legal challenge is resolved. On December 21, 2021, the EPA and the U.S. Army Corps of Engineers reissued 41 NWPs in a final rule. The reissued permits go into effect on February 25, 2022. This reissuance has little impact on TVA operations, and the reissued permits will not be available for use by TVA until states issue a 401 certification for these permits.

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

Recent CWA Supreme Court Decision

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

Cleanup of Solid and Hazardous Wastes

    Liability for releases and cleanup of hazardous substances is imposed under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes. In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years that have resulted in releases to the environment.

    TVA Sites. TVA historical operations at certain facilities have resulted in releases of contaminants that TVA is addressing, including at TVA's Environmental Research Center at Muscle Shoals, Alabama. TVA has completed several removal, remedial, and characterization actions at the site, as required by a hazardous waste permit issued by the Alabama Department of Environmental Management. At December 31, 2021, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information was available to develop a cost estimate was approximately $18 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheet. TVA must submit an application for renewal of the RCRA permit by September 27, 2022, and both the renewal process and the resulting renewed permit may include additional mandates for further remedial activities. TVA has evaluated the potential impact that a permit renewal could have on its operations and does not believe that the renewal will have any adverse impacts at this time. In addition, the Environmental Research Center has an active groundwater monitoring program as part of a permitted corrective action plan.

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

    On November 4, 2019, the EPA announced a proposed rule that will revise portions of the CCR Rule requiring closure of unlined surface impoundments. The final Part A rule was published in the Federal Register on August 28, 2020, and became effective September 28, 2020. Among other things, the final Part A rule required all unlined CCR surface impoundments to stop receiving CCR and non-CCR waste streams and to initiate closure or retrofit by no later than April 11, 2021, and TVA ceased doing so, and initiated closure, by the specified deadline. Additionally, the final rule provides a process for a utility to seek site-specific approval from the EPA to continue to use the unlined CCR surface impoundment until October 15, 2023, and possibly longer under certain circumstances. The final rule also includes requirements that enhance the public's access to groundwater monitoring and corrective action reports. TVA does not currently anticipate the final rule will have a significant impact because TVA initiated closure of its unlined CCR surface impoundments by the regulatory deadline and already makes groundwater monitoring and corrective action reports publicly available. A separate final Part B rule was published in the Federal Register on November 12, 2020.  This rule provides an alternative liner demonstration procedure for utilities with clay lined units which are being forced to close under the Part A rule.  However, TVA does not have any units which qualify for this demonstration.

    In August 2015, the TDEC issued an order that (1) established a process for TDEC to oversee TVA's implementation of the EPA's CCR rule and to ensure coordination and compliance with Tennessee laws and regulations that govern the management of CCR and (2) required TVA to investigate and assess CCR contamination risks at seven of TVA's eight coal-fired plants in Tennessee and to remediate any unacceptable risks.  The TDEC order does not allege that TVA is violating any CCR regulatory requirements nor does it assess TVA penalties.  The TDEC order sets out an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. TVA submitted to TDEC an environmental assessment report (“EAR”) for Allen in the fourth quarter of 2021. TVA is currently conducting environmental investigations for the remaining six sites in accordance with the TDEC-approved Environmental Investigation Plans and will submit EARs to TDEC upon completion of the related investigations.

    Groundwater Contamination. Environmental groups and state regulatory agencies are increasing their attention on alleged groundwater contamination associated with CCR management activities. As a result, TVA may have to change how it manages CCR at some of its plants, potentially resulting in higher costs. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residuals Facilities and — Allen Groundwater Investigation and Note 11 — Asset Retirement Obligations.
Environmental Investments
From 1970 to 2021, TVA spent approximately $6.8 billion on controls to reduce emissions from its coal-fired power plants. In addition, TVA has reduced emissions by idling or retiring coal-fired units and relying more on cleaner energy resources including natural gas and nuclear generation.
    TVA currently anticipates spending significant amounts on environmental projects in the future, including investments in new clean energy generation including renewables to reduce TVA's overall environmental footprint.  TVA environmental project expenditures could also result from coal-fired plant decommissioning and from effective ash management modernization. Based on TVA's decisions regarding certain coal-fired units, the amount and timing of expenditures could change.

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

    Greenhouse Gas Emissions. Various federal agencies, including the EPA and the Department of Commerce, may issue regulations establishing more stringent air, water, and waste requirements, as well as GHG accounting requirements, and these requirements could result in significant changes in the structure of the U.S. power industry, especially in the eastern half of the country. There could be additional material costs if further reductions of GHGs, including CO2, are mandated by legislative, executive, regulatory, or judicial actions and if more stringent emission reduction requirements for conventional pollutants are established. These costs cannot reasonably be predicted at this time because of the uncertainty of these actions.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on projects related to environmental laws and regulations.

Estimated Potential Environmental Expenditures(1)(2) As of December 31, 2021 (in millions)
	Remaining 2022	2023	2024-2026(3)(4)	Total
Coal Combustion Residual Program(5)	$163	$189	$368	$720
Clean Air Act control projects(6)	23	38	90	151
Clean Water Act requirements(7)	74	64	7	145
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $123 million, $74 million, and $52 million for the remainder of 2022, 2023, and thereafter, respectively, in capital expenditures.
(3) See Note 20 — Contingencies and Legal Proceedings — Contingencies.
(4) These estimates do not include expenditures expected to be incurred after 2026.
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. At December 31, 2021, TVA had accrued $12 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 20 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

    At December 31, 2021, TVA had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements. Although the financial statements are prepared in conformity with accounting principles generally accepted in the U.S., TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period. Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA's financial results. Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA's financial condition, results of operations, or cash flows. TVA's critical accounting estimates and policies are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Annual Report.

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

For additional discussion on legislative and regulatory matters, including a discussion of environmental legislation and regulation, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges and — Environmental Matters.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial and Strategy Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of December 31, 2021, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA's management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    During the quarter ended December 31, 2021, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

On January 28, 2022, the Chief Executive Officer approved revised 2022 performance goals for the Combined Cycle Equivalent Availability Factor measure of the TVA Enterprise Scorecard to account for additional planned outage hours that were unintentionally excluded from the original approved target for the fleet due to a data system error. The threshold and target goals were changed from 77.6 and 82.6, respectively, to 75.0 and 80.0, respectively. The stretch goal remained unchanged at 84.9. No changes were made to the goals for the other measures. The TVA Enterprise Scorecard sets forth the performance goals applicable to the Winning Performance Team Incentive Plan and the Executive Annual Incentive Plan.

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

Date:	January 31, 2022		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)