Form 10-Q
period 2022-03-31
Tennessee Valley Authority
filed 2022-05-12
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	7

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	8
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Operations (Unaudited)............................................................................................................	10
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	10
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	11
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	12
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	48
Executive Overview...............................................................................................................................................................	48
Results of Operations............................................................................................................................................................	49
Liquidity and Capital Resources............................................................................................................................................	57
Key Initiatives and Challenges..............................................................................................................................................	59
Environmental Matters..........................................................................................................................................................	71
Legal Proceedings................................................................................................................................................................	79
Off-Balance Sheet Arrangements..........................................................................................................................................	79
Critical Accounting Estimates...........................................................................................................................	79
New Accounting Standards and Interpretations....................................................................................................................	79
Legislative and Regulatory Matters.......................................................................................................................................	79

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	80

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	80
Disclosure Controls and Procedures.....................................................................................................................................	80
Changes in Internal Control over Financial Reporting..........................................................................................................	80

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	80

ITEM 6. EXHIBITS........................................................................................................................................................................	83

SIGNATURES...............................................................................................................................................................................	84

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the "Quarterly Report"):

Term or Acronym	Definition
ACE	Affordable Clean Energy
ACM	Assessment of Corrective Measures
ACPA	Anti-Cherrypicking Amendment
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
BTA	Best technology available
BVUA	Bristol Virginia Utilities Authority
CAA	Clean Air Act
Caledonia CC	Caledonia Combined Cycle Plant
CCR	Coal combustion residuals
CECL	Current Expected Credit Losses
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CISA	Cybersecurity and Infrastructure Security Agency
CO2	Carbon dioxide
COVID-19	Coronavirus Disease 2019
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CWA	Clean Water Act
CWIS	Cooling Water Intake Structures
CY	Calendar year
DCP	Deferred Compensation Plan
DER	Distributed energy resources
DOE	Department of Energy
EEI ESG	Edison Electric Institute Environmental, Social, Governance
EIS	Environmental Impact Statement
ELGs	Effluent Limitation Guidelines
EMPs	Electromagnetic pulses
EO(s)	Executive Order(s)
EPA	Environmental Protection Agency
ETS	Emergency Temporary Standard
EV	Electric Vehicle
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FHP	Financial Hedging Program
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the United States of America
GAC	Grid access charge
GHG	Greenhouse gas
GMD	Geomagnetic disturbances
HAP	Hazardous Air Pollutants

JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hours
LPCs	Local power company customers
LTA	Long-Term Agreement
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NES	Nashville Electric Service
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
Nuclear Development	Nuclear Development, LLC
NWP	Nationwide Permit
NWPR	Navigable Waters Protection Rule
OMB	Office of Management and Budget
OSHA	Occupational Safety and Health Administration
PPA(s)	Power Purchase Agreement(s)
PV	Photovoltaic
QTE	Qualified technological equipment and software
RAP	Remedial Action Plan
RCRA	Resource Conservation and Recovery Act
RECs	Renewable Energy Certificates
RFP	Request for proposals
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SELC	Southern Environmental Law Center
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SIPs	State implementation plans
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
TDEC	Tennessee Department of Environment and Conservation
TVA Act	The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee
TVA Board	TVA Board of Directors
TVARS	Tennessee Valley Authority Retirement System
TVPPA	Tennessee Valley Public Power Association
U.S. Treasury	United States Department of the Treasury
USACE	U.S. Army Corps of Engineers
US-CERT	U.S. Computer Emergency Readiness Team

VIE	Variable interest entity
WOTUS	Waters of the United States
XBRL	eXtensible Business Reporting Language

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

See also Item 1A, Risk Factors, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K for the year ended September 30, 2021 (the "Annual Report"), and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for a discussion of factors that could cause actual results to differ materially from those in any forward-looking statement.  New factors emerge from time to time, and it is not possible for TVA to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA's business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made, except as required by law.

GENERAL INFORMATION

Fiscal Year

References to years (2022, 2021, etc.) in this Quarterly Report are to TVA's fiscal years ending September 30.  Years that are preceded by "CY" are references to calendar years.

Notes

References to "Notes" are to the Notes to Consolidated Financial Statements contained in Part I, Item 1, Financial Statements in this Quarterly Report.

Available Information

TVA's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available on TVA's website, free of charge, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC").  TVA's website is www.tva.com.  Information contained on or accessible through TVA's website shall not be deemed to be incorporated into, or to be a part of, this Quarterly Report or any other report or document that TVA files with the SEC.  All TVA SEC reports are available to the public without charge from the website maintained by the SEC at www.sec.gov.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	March 31, 2022	September 30, 2021
Current assets
Cash and cash equivalents	$501	$499
Accounts receivable, net	1,353	1,566
Inventories, net	988	950
Regulatory assets	109	196
Other current assets	304	287
Total current assets	3,255	3,498

Property, plant, and equipment
Completed plant	67,005	66,411
Less accumulated depreciation	(35,158)	(34,663)
Net completed plant	31,847	31,748
Construction in progress	2,570	2,458
Nuclear fuel	1,490	1,566
Finance leases	661	692
Total property, plant, and equipment, net	36,568	36,464

Investment funds	4,200	4,053

Regulatory and other long-term assets
Regulatory assets	7,596	7,956
Operating lease assets, net of amortization	178	165
Other long-term assets	359	320
Total regulatory and other long-term assets	8,133	8,441

Total assets	$52,156	$52,456
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	March 31, 2022	September 30, 2021
Current liabilities
Accounts payable and accrued liabilities	$2,054	$2,215
Accrued interest	294	282
Asset retirement obligations	332	266
Current portion of leaseback obligations	—	25
Regulatory liabilities	357	340
Short-term debt, net	684	780
Current maturities of power bonds	1,028	1,028
Current maturities of long-term debt of variable interest entities	44	43
Total current liabilities	4,793	4,979

Other liabilities
Post-retirement and post-employment benefit obligations	4,863	5,045
Asset retirement obligations	6,863	6,736
Finance lease liabilities	662	687
Other long-term liabilities	1,801	2,041
Regulatory liabilities	53	40
Total other liabilities	14,242	14,549

Long-term debt, net
Long-term power bonds, net	17,448	17,457
Long-term debt of variable interest entities, net	984	1,006
Total long-term debt, net	18,432	18,463

Total liabilities	37,467	37,991

Contingencies and legal proceedings (Note 20)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	13,910	13,689
Total power program proprietary capital	14,168	13,947
Nonpower programs appropriation investment, net	537	540
Accumulated other comprehensive income (loss)	(16)	(22)
Total proprietary capital	14,689	14,465

Total liabilities and proprietary capital	$52,156	$52,456
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
Operating revenues
Revenue from sales of electricity	$2,848	$2,533	$5,386	$4,803
Other revenue	36	39	81	73
Total operating revenues	2,884	2,572	5,467	4,876
Operating expenses
Fuel	558	413	1,024	782
Purchased power	374	225	743	431
Operating and maintenance	767	644	1,547	1,359
Depreciation and amortization	512	381	1,022	759
Tax equivalents	138	124	271	245
Total operating expenses	2,349	1,787	4,607	3,576
Operating income	535	785	860	1,300
Other income (expense), net	3	11	17	26
Other net periodic benefit cost	65	64	130	129
Interest expense	264	276	527	557
Net income	$209	$456	$220	$640
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
Net income	$209	$456	$220	$640
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(15)	22	(10)	123
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	17	(5)	16	(50)
Total other comprehensive income	2	17	6	73
Total comprehensive income	$211	$473	$226	$713
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Six Months Ended March 31
 (in millions)

	2022	2021
Cash flows from operating activities
Net income	$220	$640
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	1,032	770
Amortization of nuclear fuel cost	171	193
Non-cash retirement benefit expense	164	166
Other regulatory amortization and deferrals	69	(39)
Changes in current assets and liabilities
Accounts receivable, net	214	246
Inventories and other current assets, net	(79)	(43)
Accounts payable and accrued liabilities	(36)	(70)
Accrued interest	17	6
Pension contributions	(158)	(155)
Other, net	(155)	(144)
Net cash provided by operating activities	1,459	1,570

Cash flows from investing activities
Construction expenditures	(1,140)	(975)
Nuclear fuel expenditures	(173)	(129)
Loans and other receivables
Advances	(8)	(7)
Repayments	9	2
Other, net	22	17
Net cash used in investing activities	(1,290)	(1,092)

Cash flows from financing activities
Long-term debt
Redemptions and repurchases of power bonds	(1)	(1,501)
Redemptions of debt of variable interest entities	(21)	(20)
Short-term debt issues (redemptions), net	(96)	1,184
Payments on leases and leasebacks	(52)	(154)
Other, net	4	11
Net cash used in financing activities	(166)	(480)
Net change in cash, cash equivalents, and restricted cash	3	(2)
Cash, cash equivalents, and restricted cash at beginning of period	518	521
Cash, cash equivalents, and restricted cash at end of period	$521	$519
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended March 31, 2022 and 2021
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$258	$12,358	$546	$5	$13,167
Net income (loss)	—	458	(2)	—	456
Total other comprehensive income (loss)	—	—	—	17	17
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at March 31, 2021	$258	$12,815	$544	$22	$13,639

Balance at December 31, 2021	$258	$13,701	$538	$(18)	$14,479
Net income (loss)	—	210	(1)	—	209
Total other comprehensive income (loss)	—	—	—	2	2
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at March 31, 2022	$258	$13,910	$537	$(16)	$14,689
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Six Months Ended March 31, 2022 and 2021
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2020	$258	$12,177	$548	$(51)	$12,932
Net income (loss)	—	644	(4)	—	640
Total other comprehensive income (loss)	—	—	—	73	73
Return on power program appropriation investment	—	(2)	—	—	(2)
Implementation of Financial Instruments - Credit Losses Standard	—	(4)	—	—	(4)
Balance at March 31, 2021	$258	$12,815	$544	$22	$13,639

Balance at September 30, 2021	$258	$13,689	$540	$(22)	$14,465
Net income (loss)	—	223	(3)	—	220
Total other comprehensive income (loss)	—	—	—	6	6
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at March 31, 2022	$258	$13,910	$537	$(16)	$14,689
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

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash (in millions)
	At March 31, 2022	At September 30, 2021
Cash and cash equivalents	$501	$499
Restricted cash and cash equivalents included in Other long-term assets	20	19
Total cash, cash equivalents, and restricted cash	$521	$518

Allowance for Uncollectible Accounts

    TVA recognizes an allowance that reflects the current estimate for credit losses expected to be incurred over the life of the financial assets based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The appropriateness of the allowance is evaluated at the end of each reporting period. TVA continues to monitor the impact of the coronavirus disease 2019 ("COVID-19") pandemic on accounts and loans receivable balances to evaluate the allowance for uncollectible accounts.

To determine the allowance for trade receivables, TVA considers historical experience and other currently available information, including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements by the due date. TVA's corporate credit department also performs an assessment of the financial condition of customers and the credit quality of the receivables. In addition, TVA reviews other reasonable and supportable forecasts to determine if the allowance for uncollectible amounts should be further adjusted in accordance with the accounting guidance for Current Expected Credit Losses ("CECL").

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

    The allowance for uncollectible accounts was less than $1 million at both March 31, 2022, and September 30, 2021, respectively, for trade accounts receivable. Additionally, loans receivable of $121 million and $99 million at March 31, 2022, and September 30, 2021, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $4 million at both March 31, 2022 and September 30, 2021.

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

Depreciation expense was $455 million and $346 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense was $908 million and $691 million for the six months ended March 31, 2022 and 2021, respectively. Implementation of the new depreciation rates resulted in an estimated increase of approximately $197 million in depreciation and amortization expense for the six months ended March 31, 2022, as compared to the same period of the prior year. This estimate represents the effect of using the new depreciation rates on the property, plant, and equipment balances at March 31, 2021, and does not include any potential impact from additions to or retirements of net completed plant that occurred since March 31, 2021. See Note 6 — Plant Closures for a discussion of the impact of plant closures.

2.  Impact of New Accounting Standards and Interpretations

    The following are accounting standard updates issued by the Financial Accounting Standards Board ("FASB") that TVA adopted during 2022:

Lessor-Certain Leases with Variable Lease Payments
Description
This guidance amends the lessor lease classification for leases that have variable lease payments that are not based on an index or rate. If the lease meets the criteria for classification as either (1) a sale-type or (2) a direct finance lease, and application of the lease guidance would result in recognition of a day-one selling loss, then the lease should be classified as an operating lease.

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
Effect on the Financial Statements or Other Significant Matters
TVA had interest rate swap contracts that totaled a notional value of $1.5 billion at December 31, 2021, that were indexed to LIBOR. TVA adopted the International Swaps and Derivative Association’s ("ISDA’s") LIBOR fallback protocol for interest rate swaps prior to December 31, 2021. Under this protocol, U.S. dollar LIBOR transactions would fall back to the Secured Overnight Financing Rate ("SOFR") upon cessation of the related LIBOR publication. The interest rate swap contracts did not receive hedge accounting treatment, and therefore TVA did not elect any optional expedients for this modification. TVA does not have any other significant contracts, including lease agreements, that include payments indexed to LIBOR. Therefore, the change of reference rate did not have a material impact on TVA’s financial condition, results of operations, or cash flows.

    The following accounting standards have been issued but, at March 31, 2022, were not effective and had not been adopted by TVA:

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

Troubled Debt Restructurings and Vintage Disclosures
Description
This guidance eliminates the recognition and measurement guidance on troubled debt restructuring for creditors that have adopted Financial Instruments-Credit Losses and requires enhanced disclosures about loan modifications for borrowers' experiencing financial difficulty. Additionally, the guidance requires public business entities to present current-period gross write-offs by year of origination in their vintage disclosures.

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

3.  Accounts Receivable, Net

    Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net (in millions)
	At March 31, 2022	At September 30, 2021
Power receivables	$1,277	$1,480
Other receivables	76	86
Accounts receivable, net(1)	$1,353	$1,566
Note
(1) Allowance for uncollectible accounts was less than $1 million at March 31, 2022, and September 30, 2021, and therefore is not represented in the table above.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net (in millions)
	At March 31, 2022	At September 30, 2021
Materials and supplies inventory	$776	$775
Fuel inventory	245	198
Renewable energy certificates inventory, net	17	12
Allowance for inventory obsolescence	(50)	(35)
Inventories, net	$988	$950

5. Other Current Assets

Other current assets consisted of the following:

Other Current Assets (in millions)
	At March 31, 2022	At September 30, 2021
Commodity contract derivative assets	$207	$210
Other	97	77
Other current assets	$304	$287
Commodity Contract Derivative Assets. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA also reinstated the Financial Hedging Program ("FHP") (formerly the Financial Trading Program, which was suspended in 2014) in December 2021, and hedging activity began under the program in the second quarter of 2022. Commodity contract derivative assets classified as current include deliveries or settlements that will occur within 12 months or less. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

6. Plant Closures

Background

TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. Based on results of assessments presented to the TVA Board in 2019, the retirement of Bull Run Fossil Plant ("Bull Run") by December 2023 was approved. In addition, TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035, and that evaluation includes environmental reviews, public input, and TVA Board approval. Due to these evaluations, certain planning assumptions were updated, and their financial impacts are discussed below.

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Bull Run, TVA has recognized a cumulative $412 million of accelerated depreciation since the second quarter of 2019. Of this amount, $35 million and $34 million were recognized for Bull Run during the three months ended March 31, 2022 and 2021, respectively, and $70 million and $67 million were recognized during the six months ended March 31, 2022 and 2021, respectively.

In addition, service lives for Cumberland Fossil Plant, Gallatin Fossil Plant, Kingston Fossil Plant ("Kingston"), and Shawnee Fossil Plant were lowered in a new depreciation study implemented during the first quarter of 2022 to reflect current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. As a result, TVA recognized an estimated $166 million of additional depreciation related to these four coal-fired plants during the six months ended March 31, 2022. This estimate represents the effect of using the new depreciation rates on the property, plant, and equipment balances at March 31, 2021, and does not include any potential impact from additions to or retirements of net completed plant that occurred since March 31, 2021.

During the six months ended March 31, 2022, TVA also recognized $11 million in Operating and maintenance expense related to additional inventory reserves and write-offs for the coal-fired fleet, including Bull Run. Of this amount, $5 million was recognized during the three months ended March 31, 2022.

7.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At March 31, 2022	At September 30, 2021
Loans and other long-term receivables, net	$117	$96
EnergyRight® receivables, net	52	57
Prepaid long-term service agreements	58	44
Commodity contract derivative assets	53	40
Other	79	83
Total other long-term assets	$359	$320

Loans and Other Long-Term Receivables. TVA's loans and other long-term receivables primarily consist of economic development loans for qualifying organizations and a receivable for reimbursements to recover the cost of providing long-term, on-site storage for spent nuclear fuel. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2022 and September 30, 2021, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $4 million and $3 million, respectively.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2022, and September 30, 2021, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $14 million and $15 million, respectively. See Note 10 — Other Long-Term Liabilities for information regarding the associated financing obligation.

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

Allowance Components (in millions)
	At March 31, 2022	At September 30, 2021
EnergyRight® loan reserve	$1	$1
Economic development loan collective reserve	1	1
Economic development loan specific loan reserve	2	2
Total allowance for loan losses	$4	$4

    Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both March 31, 2022, and September 30, 2021, prepayments of $12 million were recorded in Other current assets.

Commodity Contract Derivative Assets. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA also reinstated the FHP in December 2021, and hedging activity began under the program in the second quarter of 2022. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

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

Regulatory Assets and Liabilities
	At March 31, 2022	At September 30, 2021
Current regulatory assets
Unrealized losses on interest rate derivatives	$86	$114
Unrealized losses on commodity derivatives	4	3
Fuel cost adjustment receivable	19	79
Total current regulatory assets	109	196

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	3,518	3,668
Non-nuclear decommissioning costs	2,716	2,653
Unrealized losses on interest rate derivatives	888	1,122
Nuclear decommissioning costs	331	363
Unrealized losses on commodity derivatives	3	—
Other non-current regulatory assets	140	150
Total non-current regulatory assets	7,596	7,956
Total regulatory assets	$7,705	$8,152

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$149	$130
Unrealized gains on commodity derivatives	208	210
Total current regulatory liabilities	357	340

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	53	40
Total non-current regulatory liabilities	53	40
Total regulatory liabilities	$410	$380

TVA reinstated the FHP in December 2021, and hedging activity began under the program in the second quarter of 2022. Deferred gains and losses relating to TVA's FHP represent net unrealized gains and losses on financial instruments used to hedge risks related to commodity prices, which are also included as part of unrealized gains and losses on commodity derivatives. Currently, TVA is hedging exposure to the price of natural gas under the FHP. TVA defers all mark-to-market ("MtM") unrealized gains or losses as regulatory liabilities or assets, respectively, and records the realized gains or losses in fuel and purchased power expense as the contracts settle to match the delivery period of the underlying commodity. This accounting treatment reflects TVA's ability and intent to include the realized gains or losses of these commodity contracts in future periods through the fuel cost adjustment. Net unrealized gains and losses for any settlements that occur within 12 months or less are classified as a current regulatory asset or liability. See Note 14 — Risk Management Activities and Derivative Transactions.

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG at March 31, 2022, and September 30, 2021, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At March 31, 2022	At September 30, 2021
Current liabilities
Accrued interest	$10	$10
Accounts payable and accrued liabilities	3	3
Current maturities of long-term debt of variable interest entities	44	43
Total current liabilities	57	56
Other liabilities
Other long-term liabilities	18	20
Long-term debt, net
Long-term debt of variable interest entities, net	984	1,006
Total liabilities	$1,059	$1,082

Interest expense of $12 million and $13 million for the three months ended March 31, 2022 and 2021, respectively, and $25 million and $26 million for the six months ended March 31, 2022 and 2021, respectively, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to operating leases. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At March 31, 2022	At September 30, 2021(1)
Interest rate swap liabilities	$1,273	$1,524
Operating lease liabilities	120	122
Currency swap liabilities	85	76
EnergyRight® financing obligation	61	66
Long-term deferred compensation	33	42
Advances for construction	42	24
Long-term deferred revenue	38	37
Accrued long-term service agreements	17	29
Other	132	121
Total other long-term liabilities	$1,801	$2,041
Note
(1) At September 30, 2021, $5 million and $19 million previously classified as Long-term deferred revenue (a component of Other long-term liabilities) and Other (a component of Other long-term liabilities), respectively, have been reclassified to Advances for construction (a component of Other long-term liabilities) to conform with current year presentation.

    Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the

Consolidated Balance Sheets. At March 31, 2022, and September 30, 2021, the carrying amount of the interest rate swap liabilities recorded in Accounts payable and accrued liabilities and Accrued interest was $95 million and $115 million, respectively. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities.

Operating Lease Liabilities. TVA's operating leases consist primarily of railcars, equipment, real estate/land, and power generating facilities. At March 31, 2022 and September 30, 2021, the current portion of TVA's operating leases recorded in Accounts payable and accrued liabilities was $58 million and $40 million, respectively.

Currency Swap Liabilities. To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At March 31, 2022 and September 30, 2021, the carrying amount of the currency swap liabilities reported in Accounts payable and accrued liabilities was $8 million and $7 million, respectively. See Note 14 — Risk Management Activities and Derivative Transactions — Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2022, and September 30, 2021, the carrying amount of the financing obligation recorded in Accounts payable and accrued liabilities was approximately $15 million and $16 million, respectively. See Note 7 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Compensation. TVA provides compensation arrangements to engage and retain certain employees, both executive and non-executive, which are designed to provide participants with the ability to defer compensation to future periods. The current and long-term portions are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At March 31, 2022 and September 30, 2021, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $39 million and $51 million, respectively.

Advances for Construction. TVA receives refundable and non-refundable advances for construction that are generally intended to defray all or a portion of the costs of building or extending TVA’s existing power assets. Amounts received are deferred as a liability with the long-term portion representing amounts that will not be recognized within the next 12 months. As projects meet milestones or other contractual obligations, the refundable portion is refunded to the customer and the non-refundable portion is recognized as contributions in aid of construction and offsets the cost of plant assets. At March 31, 2022 and September 30, 2021, the current amount of advances for construction reported in Accounts payable and accrued liabilities were $36 million and $38 million, respectively.

Long-Term Deferred Revenue. Long-term deferred revenue represents payments received that exceed services rendered resulting in the deferral of revenue. This long-term portion represents amounts that will not be recognized within the next 12 months primarily related to fiber and transmission agreements. The current and long-term portions of the deferral are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At March 31, 2022 and September 30, 2021, the current amount of deferred revenue was $15 million and $17 million, respectively, and is included in Accounts payable and accrued liabilities.

    Accrued Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2022 and September 30, 2021, related liabilities of $31 million and $28 million, respectively, were recorded in Accounts payable and accrued liabilities.

11.  Asset Retirement Obligations

During the six months ended March 31, 2022, TVA's total asset retirement obligations ("ARO") liability increased $193 million as a result of periodic accretion and revisions in estimate, partially offset by settlement projects that were conducted during the period. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the six months ended March 31, 2022, $69 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 8 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 15 — Fair Value Measurements — Investment Funds and Note 20 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2021	$3,428	$3,574	$7,002	(1)
Settlements	—	(125)	(125)
Revisions in estimate	3	204	207
Accretion (recorded as regulatory asset)	78	33	111
Balance at March 31, 2022	$3,509	$3,686	$7,195	(1)
Note
(1) Includes $332 million and $266 million at March 31, 2022, and September 30, 2021, respectively, recorded in Current liabilities.

The revisions in non-nuclear estimates increased the liability balance by $204 million for the six months ended March 31, 2022. TVA implemented revised depreciation rates during the first quarter of 2022 applicable to its completed plant as a result of the completion of a new depreciation study. The study included a decline in the service life estimates of TVA’s coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. As a result of the change in the service life estimates reflected in the depreciation study, TVA performed an assessment of the assumptions used in the timing of cash flows related to its non-nuclear AROs. Based on the assessment, TVA identified changes to its projections of timing of certain asset retirement activities, resulting in an increase of $47 million to the ARO. In addition, TVA completed an engineering review of its cost estimates for closure of certain areas containing coal fines at Paradise Fossil Plant, resulting in an increase of $119 million due to expected cost increases for necessary changes in activities associated with proper completion of the closure. During the second quarter of 2022, based on refined project cost assumptions and scope changes, TVA revised its AROs for the closure of certain coal yards at its fossil plants, resulting in an increase to AROs of $57 million.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at March 31, 2022, and September 30, 2021, consisted of the following:

Debt Outstanding (in millions)
	At March 31, 2022	At September 30, 2021
Short-term debt
Short-term debt, net	$684	$780
Current maturities of power bonds issued at par	1,028	1,028
Current maturities of long-term debt of VIEs issued at par	44	43
Total current debt outstanding, net	1,756	1,851
Long-term debt
Long-term power bonds(1)	17,558	17,572
Long-term debt of VIEs, net	984	1,006
Unamortized discounts, premiums, issue costs, and other	(110)	(115)
Total long-term debt, net	18,432	18,463
Total debt outstanding	$20,188	$20,314
Note
(1) Includes net exchange gain from currency transactions of $71 million and $58 million at March 31, 2022, and September 30, 2021, respectively.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2021, to March 31, 2022:

Debt Securities Activity
	Date	Amount (in millions)
Redemptions/Maturities(1)
2009 Series B	December 2021	$1
Total redemptions/maturities of power bonds		1
Debt of variable interest entities		21
Total redemptions/maturities of debt		$22
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

    TVA has funding available under four long-term revolving credit facilities totaling approximately $2.7 billion: a $150 million credit facility that matures on February 9, 2024, a $500 million credit facility that matures on February 1, 2025, a $1.0 billion credit facility that matures on September 21, 2026, and a $1.0 billion credit facility that matures on March 25, 2027. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At March 31, 2022, and September 30, 2021, there were approximately $1.0 billion and $1.2 billion, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. See Note 14 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At March 31, 2022 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
February 2024	$150	$38	$—	$112
February 2025	500	500	—	—
September 2026	1,000	266	—	734
March 2027	1,000	213	—	787
Total	$2,650	$1,017	$—	$1,633

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2022 with a maturity date of September 30, 2022. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at March 31, 2022. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

Lease/Leasebacks

    TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software ("QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At September 30, 2021, the outstanding leaseback obligations related to the remaining CTs and QTE were $25 million. There were no outstanding leaseback obligations related to the remaining CTs and QTE at March 31, 2022. Prior to 2021, TVA made final rent payments involving 16 CTs and acquired the equity interest related to these transactions. Rent payments under the remaining CT lease/leaseback transactions were made through January 2022. TVA gave notice in December 2021 of its election to acquire the equity interests related to the remaining eight CTs for a total of $155 million. The associated acquisitions are expected to close in December 2022 and May 2023.

In October 2019, TVA provided notice of its intent to purchase the ownership interest in certain QTE through a series of installments. TVA made its last repurchase payment in December 2021, after which the associated leases were terminated.

13.  Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA's currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA's portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt and any related accrued interest in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended March 31, 2022 and 2021, TVA reclassified $17 million of losses and $5 million of gains, respectively, related to its cash flow hedges from AOCI to Interest expense. During the six months ended March 31, 2022 and 2021, TVA reclassified $16 million of losses and $50 million of gains, respectively, related to its cash flow hedges from AOCI to Interest expense. See Note 14 — Risk Management Activities and Derivative Transactions.

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

In November 2021, the TVA Board approved the elimination of the Value at Risk aggregate transaction limit for the FHP and authorized the use of tolerances and measures that will be reviewed annually by the TVA Board. The tolerances will address counterparty exposure, liquidity risk, and reduction in fuel cost volatility. In addition, the TVA Board approved certain administrative changes to the FHP. In December 2021, TVA reinstated the FHP, and hedging activity began under the program in the second quarter of 2022.

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
			Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2022	2021	2022	2021
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$(15)	$22	$(10)	$123

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	2022	2021	2022	2021
Currency swaps	$(17)	$5	$(16)	$50
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $18 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
			Three Months Ended March 31		Six Months Ended March 31
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2022	2021	2022	2021
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(28)	$(28)	$(57)	$(57)

Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three and six months ended March 31, 2022 and 2021.
(2) For the three and six months ended March 31, 2022 and 2021, there were no realized gains or losses recognized for the commodity derivatives under the FHP.

Fair Values of TVA Derivatives (in millions)
	At March 31, 2022		At September 30, 2021
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(43)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(38)	$(36)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(32)
£150 million Sterling	(50)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(47)	(47)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(44)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(994)	Accounts payable and accrued liabilities $(32); Accrued interest $(38); Other long-term liabilities $(924)	$(1,182)	Accounts payable and accrued liabilities $(44); Accrued interest $(37); Other long-term liabilities $(1,101)
$476 million notional	(373)	Accounts payable and accrued liabilities $(15); Accrued interest $(9); Other long-term liabilities $(349)	(455)	Accounts payable and accrued liabilities $(22); Accrued interest $(10); Other long-term liabilities $(423)
$42 million notional(1)	(1)	Accrued interest $(1)	(2)	Accounts payable and accrued liabilities $(1); Accrued interest $(1)
Commodity contract derivatives	202	Other current assets $178; Other long-term assets $31; Accounts payable and accrued liabilities $(4); Other long-term liabilities $(3)	247	Other current assets $210; Other long-term assets $40; Accounts payable and accrued liabilities $(3)
Commodity derivatives under the FHP	52	Accounts receivable, net $1; Other current assets $29; Other long-term assets $22	—	N/A
Note
(1) At September 30, 2021, represented two interest rate swaps with notional amounts of $28 million and $14 million. In January 2022, the final payment was made on the $28 million notional interest rate swap, and therefore at March 31, 2022, only the $14 million notional interest rate swap remained.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had two currency swaps outstanding at March 31, 2022, with total currency exposure of £400 million and expiration dates in 2032 and 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

    Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the MtM gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended March 31, 2022 and 2021, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized gains of $282 million and $386 million, respectively. For the six months ended March 31, 2022 and 2021, the changes in fair market value of the interest rate swaps resulted in the deferral of unrealized gains of $271 million and $529 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market natural gas contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At March 31, 2022, TVA's natural gas contract derivatives had terms of up to three years.

Commodity Contract Derivatives
	At March 31, 2022			At September 30, 2021
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	29	299 million mmBtu	$202	40	263 million mmBtu	$247

Commodity Derivatives under the FHP. In December 2021, TVA reinstated the FHP, and hedging activity began under the program in the second quarter of 2022. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's policy prohibits trading financial instruments under the FHP for speculative purposes.

Commodity Derivatives under Financial Hedging Program(1)
	At March 31, 2022				At September 30, 2021
	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)
Natural gas
Swap contracts	50	79	million mmBtu	$52	—	—	million mmBtu	$—
Note
(1) Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net value of contractual amounts.

TVA defers all FHP unrealized gains (losses) as regulatory liabilities (assets) and records the realized gains or losses in fuel and purchased power expense to match the delivery period of the underlying commodity. TVA experienced the following unrealized gains and losses related to the FHP at the dates set forth in the table below:

Financial Hedging Program Unrealized Gains (Losses)
	At March 31, 2022	At September 30, 2021
FHP unrealized gains (losses) deferred as regulatory liabilities (assets)
Natural gas	$52	$—

Offsetting of Derivative Assets and Liabilities

    The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At March 31, 2022	At September 30, 2021
Assets
Commodity contract derivatives	$209	$250
Commodity derivatives under the FHP	52	—
Total derivatives subject to master netting or similar arrangement	$261	$250

Liabilities
Currency swaps(2)	$93	$83
Interest rate swaps(2)	1,368	1,639
Commodity contract derivatives	7	3
Total derivatives subject to master netting or similar arrangement	$1,468	$1,725
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. There were no material offsetting amounts on TVA's Consolidated Balance Sheets at either March 31, 2022, or September 30, 2021.
(2) Letters of credit of approximately $1.0 billion and $1.2 billion were posted as collateral at March 31, 2022, and September 30, 2021, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the TVA Deferred Compensation Plan ("DCP"). See Note 15 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At March 31, 2022, and September 30, 2021, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $2 million at both March 31, 2022, and September 30, 2021.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At March 31, 2022, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.5 billion.  TVA's collateral obligations at March 31, 2022, under these arrangements were approximately $924 million, for which TVA had posted approximately $1.0 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.3 billion and $1.5 billion of receivables from power sales outstanding at March 31, 2022, and September 30, 2021, respectively, nearly all counterparties were rated investment grade. The obligations of customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 3 — Accounts Receivable, Net, and Note 7 — Other Long-Term Assets.

    TVA had revenue from two LPCs that collectively accounted for 16 percent of total operating revenues for both the six months ended March 31, 2022 and the six months ended March 31, 2021.

Suppliers.  TVA assesses potential supplier performance risks, including procurement of fuel, parts, and services. If suppliers are unable to perform under TVA's existing contracts or if TVA is unable to obtain similar services or supplies from other vendors, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract. In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power. TVA continues evaluating potential supplier performance risks and supplier impact but cannot determine or predict the duration of such risks/impacts or the extent to which such risks/impacts could affect TVA's business, operations, and financial results or cause potential business disruptions.

TVA has experienced an increase in supplier impacts as a result of COVID-19 and the state of global supply chains and the economy, such as project delays, availability of supplies, and price increases. Russia's invasion of Ukraine has further intensified the state of global supply chains in addition to inflationary pressures and COVID-19, and TVA will continue to monitor these pressures.

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

    Coal. To ensure a reliable supply of coal, TVA has coal contracts with multiple suppliers at March 31, 2022. The contracted supply of coal is sourced from several geographic regions of the U.S. and is delivered via barge and rail. As a result of emerging technologies, environmental regulations, industry trends, and natural gas market volatility over the past few years, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies, restructuring, mine closures, or other scenarios. A long-term continued decline in demand for coal could result in more consolidations, additional bankruptcies, restructuring, mine closures, or other scenarios. Current market conditions indicate limited availability of spot market coal due to increased exports, utility demand, and mine capacity and capability.

TVA experienced challenges in 2021 related to coal supply, as a result of supply limitation and transportation challenges, and coal supply and transportation continue to be constrained in 2022. Following an event in October 2021 at one of TVA’s fuel storage locations and coal handling service providers, TVA implemented terminal service options at other locations which met TVA's interim coal handling needs. TVA’s primary offsite coal storage and handling location is now fully operational, and inventory is being rebuilt at this location. In addition, rail service is currently limiting TVA’s ability to transport contracted supply, which may impact summer inventory levels. TVA will continue to monitor the coal supply challenges and utilize its contracting strategy and diverse generation portfolio to balance needs and ensure adequate fuel supplies.

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

As a result of Russia’s invasion of Ukraine, new contracts for Russian origin nuclear fuel have been limited by Executive Order ("EO") 14066, and further restrictions on the purchase or use of Russian origin fuel may be forthcoming. TVA should have no direct impact from existing or future restrictions since TVA has no Russian origin nuclear fuel in inventory for use in its reactors and it is not contracted to purchase any Russian origin nuclear fuel. TVA could be impacted by higher market prices as a result of general market impacts associated with supply restrictions; however, at this time TVA's nuclear fuel is obtained predominantly through long-term contracts.

    Purchased Power. TVA acquires power from a variety of power producers through long-term and short-term power purchase agreements ("PPAs") as well as through spot market purchases. In order to meet customer preferences and requirements for cleaner and greener energy, TVA has entered into certain PPAs with renewable resource providers. Because of the long-term nature and reliability of purchased power, TVA requires that the PPAs contain certain counterparty performance assurance requirements to help insure counterparty performance during the term of the agreements.

Other Suppliers. Mounting solar supply chain constraints, commodity price increases, and the recent trade policy investigation into solar panel imports have created challenges for the U.S. solar industry, threatening project delays, cancellations, and price increases. These constraints are affecting contracted PPAs from previous RFPs that are not yet online and TVA's Self-Directed Solar project.

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur substantial costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At March 31, 2022, all of TVA's commodity derivatives under the FHP, currency swaps, and interest rate swaps were with counterparties whose Moody's credit ratings were A2 or higher.

    TVA classifies forward natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At March 31, 2022, the natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

At March 31, 2022, Investment funds were comprised of $4.2 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $2.9 billion and $1.2 billion, respectively, at March 31, 2022.

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

    Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $210 million, private real assets of $105 million, and private credit of $53 million at March 31, 2022. The ART had unfunded commitments related to limited partnerships in private equity of $116 million, private real assets of $69 million, and private credit of $28 million at March 31, 2022. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses) (in millions)
		Three Months Ended March 31		Six Months Ended March 31
Fund	Financial Statement Presentation	2022	2021	2022	2021
NDT	Regulatory assets	$(93)	$23	$26	$253
ART	Regulatory assets	(38)	28	(8)	120
SERP	Other income (expense)	(7)	1	(5)	5
DCP	Other income (expense)	(2)	—	(2)	1

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

Commodity Contract Derivatives and Commodity Derivatives under the FHP

Commodity Contract Derivatives. Most of these derivative contracts are valued based on market approaches, which utilize short-term and mid-term market-quoted prices from an external industry brokerage service.

Commodity Derivatives under the FHP. Swap contracts are valued using a pricing model based on New York Mercantile Exchange inputs and are subject to nonperformance risk outside of the exit price. These contracts are classified as Level 2 valuations.

See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Commodity Derivatives under the FHP.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2021) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in no change in the fair value of assets and a $1 million decrease in the fair value of liabilities at March 31, 2022.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2022, and September 30, 2021. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At March 31, 2022 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$711	$—	$—	$711
Government debt securities(1)	522	21	—	543
Corporate debt securities(2)	—	361	—	361
Mortgage and asset-backed securities	—	77	—	77
Institutional mutual funds	212	—	—	212
Forward debt securities contracts	—	2	—	2
Private equity funds measured at net asset value(3)	—	—	—	453
Private real asset funds measured at net asset value(3)	—	—	—	331
Private credit measured at net asset value(3)	—	—	—	95
Commingled funds measured at net asset value(3)	—	—	—	1,415
Total investments	1,445	461	—	4,200
Commodity contract derivatives	—	209	—	209
Commodity derivatives under the FHP	—	52	—	52
Total	$1,445	$722	$—	$4,461

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(4)	$—	$93	$—	$93
Interest rate swaps	—	1,368	—	1,368
Commodity contract derivatives	—	7	—	7
Total	$—	$1,468	$—	$1,468
Notes
(1) Includes government-sponsored entities, including $523 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
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

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at March 31, 2022, and September 30, 2021, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at March 31, 2022, and September 30, 2021, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At March 31, 2022		At September 30, 2021
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$66	$66	$72	$71

Loans and other long-term receivables, net (including current portion)	Level 2	121	116	99	94

EnergyRight® financing obligations (including current portion)	Level 2	76	85	82	92

Unfunded loan commitments	Level 2	—	—	—	3

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	21	26	23	30

Long-term outstanding power bonds, net (including current maturities)	Level 2	18,476	21,861	18,485	24,309

Long-term debt of VIEs, net (including current maturities)	Level 2	1,028	1,160	1,049	1,307

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

LPC sales
Approximately 92 percent and 91 percent of TVA's revenue from sales of electricity for the three months ended March 31, 2022 and six months ended March 31, 2022, respectively, was to LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During the three and six months ended March 31, 2022, revenues generated from TVA's electricity sales were $2.8 billion and $5.4 billion, respectively, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three and six months ended March 31, 2022 and 2021, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
Alabama	$413	$379	$784	$713
Georgia	74	66	138	124
Kentucky	190	157	361	294
Mississippi	264	237	505	449
North Carolina	23	18	43	34
Tennessee	1,867	1,663	3,526	3,164
Virginia	13	11	24	21
Subtotal	2,844	2,531	5,381	4,799
Off-system sales	4	2	5	4
Revenue from sales of electricity	2,848	2,533	5,386	4,803
Other revenue	36	39	81	73
Total operating revenues	$2,884	$2,572	$5,467	$4,876

    TVA's operating revenues by customer type for the three and six months ended March 31, 2022 and 2021, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
Revenue from sales of electricity
Local power companies	$2,608	$2,337	$4,914	$4,428
Industries directly served	206	168	411	322
Federal agencies and other	34	28	61	53
Revenue from sales of electricity	2,848	2,533	5,386	4,803
Other revenue	36	39	81	73
Total operating revenues	$2,884	$2,572	$5,467	$4,876

    TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $50 million and $48 million, respectively, for the three months ended March 31, 2022 and 2021. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $93 million and $90 million, respectively, for the six months ended March 31, 2022 and 2021. In 2020, TVA provided participating LPCs a flexibility option, renamed Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of average total hourly energy sales over 2015 - 2019 in order to meet their individual customers' needs. As of May 11, 2022, 146 LPCs had signed the Partnership Agreement with TVA, and 77 LPCs had signed a Power Supply Flexibility Agreement.

In 2020, the TVA Board approved a Pandemic Relief Credit which was effective for 2021 as a 2.5 percent monthly base rate credit. In 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which is effective for 2022. These pandemic credits apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. The credit effective for 2022 is expected to approximate $220 million. For both the three months ended March 31, 2022 and the three months ended March 31, 2021, pandemic credits totaled $55 million. For the six months ended March 31, 2022 and 2021, pandemic credits totaled $105 million and $104 million, respectively. In addition, in November 2021 the TVA Board approved a 1.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit, to be effective for 2023. The 2023 credit is expected to approximate $133 million, and it will be administered in a manner similar to the Pandemic Recovery Credit.

    The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three and six months ended March 31, 2022, and the percentage those revenues comprised of TVA's total operating revenues for the same periods, are summarized in the tables below:

TVA Local Power Company Contracts At or for the Three Months Ended March 31, 2022
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	146	$2,250	78.0%
5-year termination notice	7	358	12.4%
Total	153	$2,608	90.4%
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

TVA Local Power Company Contracts At or for the Six Months Ended March 31, 2022
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	146	$4,223	77.2%
5-year termination notice	7	691	12.6%
Total	153	$4,914	89.8%
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

    TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the six months ended March 31, 2022 and the six months ended March 31, 2021. Certain LPCs, including MLGW, are evaluating options for future energy choices. In addition, two LPCs — Athens Utility Board and Gibson Electric Membership Corporation — are pursuing an appeal of a Federal Energy Regulatory Commission ("FERC") order denying their request that FERC require TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. These LPCs accounted for one percent of TVA's total operating revenues for the six months ended March 31, 2022. See Note 20 — Contingencies and Legal Proceedings — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment for updates to this legal proceeding.

Contract Balances

    Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at March 31, 2022.

    Contract liabilities represent an entity's obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation. See Economic Development Incentives below.

    Economic Development Incentives. Under certain economic development programs TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $79 million and $82 million for the three months ended March 31, 2022 and 2021, respectively. Incentives recorded as a reduction to revenue were $168 million and $156 million for the six months ended March 31, 2022 and 2021, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At March 31, 2022, and September 30, 2021, the outstanding unpaid incentives were $185 million and $176 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

17.  Other Income (Expense), Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income (Expense), Net (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2022	2021	2022	2021
Interest income	$3	$3	$7	$6
External services	3	3	8	7
Gains (losses) on investments	(6)	2	(2)	11
Miscellaneous	3	3	4	2
Total Other income (expense), net	$3	$11	$17	$26

18. Supplemental Cash Flow Information

    Construction in progress and Nuclear fuel expenditures included in Accounts payable and accrued liabilities at March 31, 2022 and 2021, were $503 million and $394 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the six months ended March 31, 2022 and 2021, as non-cash investing activities.

Excluded from the Consolidated Statements of Cash Flows for the six months ended March 31, 2021, were non-cash investing and financing activities of $233 million related primarily to an increase in lease assets and liabilities incurred for a finance lease that was amended in March 2021. No material finance leases were incurred during the six months ended March 31, 2022.

Cash flows from swap contracts that are accounted for as hedges are classified in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

19.  Benefit Plans

TVA sponsors a pension plan that covers most of its full-time employees hired before July 1, 2014, a qualified defined contribution plan ("401(k) plan") that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of eligible retirees' medical coverage, other post-employment benefits, such as workers' compensation, and the SERP. The pension plan and the 401(k) plan are administered by a separate legal entity, the TVA Retirement System ("TVARS"), which is governed by its own board of directors.

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and six months ended March 31, 2022 and 2021, were as follows:

Components of TVA's Benefit Plans(1) (in millions)
	For the Three Months Ended March 31				For the Six Months Ended March 31
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$13	$14	$4	$4	$26	$28	$8	$9
Interest cost	95	93	3	4	189	184	7	8
Expected return on plan assets	(109)	(123)	—	—	(218)	(246)	—	—
Amortization of prior service credit	(24)	(25)	(4)	(4)	(47)	(49)	(8)	(9)
Recognized net actuarial loss	101	115	2	2	197	227	3	5
Total net periodic benefit cost as actuarially determined	76	74	5	6	147	144	10	13
Amount expensed due to actions of regulator	1	2	—	—	7	9	—	—
Total net periodic benefit cost	$77	$76	$5	$6	$154	$153	$10	$13
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

    TVA's minimum required pension plan contribution for 2022 is $300 million. TVA contributes $25 million per month to TVARS and as of March 31, 2022, had contributed $150 million. The remaining $150 million will be contributed by September 30, 2022. For the six months ended March 31, 2022, TVA also contributed $51 million to the 401(k) plan, $14 million (net of $2 million in rebates) to the other post-retirement plans, and $8 million to the SERP.

20.  Contingencies and Legal Proceedings

Contingencies

Nuclear Insurance.  Section 170 of the Atomic Energy Act, commonly known as the Price-Anderson Act, provides a layered framework of financial protection to compensate for liability claims of members of the public for personal injury and property damages arising from a nuclear incident in the U.S. This financial protection consists of two layers of coverage:

•The primary level is private insurance underwritten by American Nuclear Insurers and provides public liability insurance coverage of $450 million for each nuclear power plant licensed to operate. If this amount is not sufficient to cover claims arising from a nuclear incident, the second level, Secondary Financial Protection, applies.

•Within the Secondary Financial Protection level, the licensee of each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of approximately $138 million per reactor per incident. With TVA's seven reactors, the maximum total contingent obligation per incident is $963 million. This retrospective premium is payable at a maximum rate currently set at approximately $20 million per year per nuclear incident per reactor. Currently, 95 reactors are participating in the Secondary Financial Protection program.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At March 31, 2022, $3.5 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. Decommissioning costs studies are updated for each of TVA's nuclear units at least every five years, and TVA is currently performing a study with implementation expected in 2022.

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

Non-Nuclear Decommissioning.  At March 31, 2022, $3.7 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA's coal-fired and natural gas-fired generating units in general and emissions of pollutants from those units.  Environmental requirements placed on the operation of coal-fired and other generating units using fossil fuels such as oil and natural gas will likely continue to become more restrictive over time. Failure to comply with environmental and safety requirements can result in enforcement actions and litigation, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or temporary or permanent closure of non-compliant facilities. Historical non-compliance can also lead to difficulty in renewing existing permits, as well as difficulty in obtaining permits to bring new generation facilities online. Other obstacles to renewal or permitting of new facilities include a proliferation of non-government organizations seeking to use litigation tools to delay or stop all together permitting of new fossil fuel facilities in favor of renewable energy projects.

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding GHG requirements) could lead to costs of $148 million from 2022 to 2026, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of approximately $651 million from 2022 to 2026 relating to TVA's Coal Combustion Residuals ("CCR") Program, as well as expenditures of approximately $140 million from 2022 to 2026 relating to compliance with Clean Water Act ("CWA") requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates, and these estimates do not include expenditures expected to be incurred after 2026.

Compliance with the Environmental Protection Agency's ("EPA's") CCR rule ("CCR Rule") required implementation of a groundwater monitoring program, additional engineering, and ongoing analysis. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation and/or remediation. These costs cannot reasonably be predicted until a final remedy is selected where required.

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At both March 31, 2022 and September 30, 2021, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $18 million on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

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

On August 24, 2021, the U.S. Court of Appeals for the Sixth Circuit (the "Sixth Circuit") accepted Jacobs’s petition for interim appeal on issues relating to the availability of derivative governmental immunity as a defense to the plaintiffs’ claims. On March 11, 2022, the Sixth Circuit held oral argument on Jacobs’s petition for interim appeal, and the court also invited TVA to file a brief in the case, which TVA filed on April 11, 2022.

On September 29, 2021, the Eastern District certified four questions to the Tennessee Supreme Court regarding the applicability of the Tennessee Silicosis Claims Priority Act to the plaintiffs’ claims. The Eastern District’s order also stayed all proceedings pending the Tennessee Supreme Court’s decision. On March 24, 2022, the Tennessee Supreme Court accepted the four certified questions from the Eastern District, and oral argument on these questions is expected to be scheduled in June 2022.

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

General. At March 31, 2022, TVA had accrued $12 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $11 million is included in Other long-term liabilities and $1 million is included in Accounts payable and accrued liabilities. No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"). Under the Environmental Agreements, TVA committed to, among other things, take actions regarding coal units that have been completed. TVA also agreed to invest $290 million in certain TVA environmental projects of which TVA had spent approximately $281 million as of March 31, 2022. Additionally, TVA holds restricted cash in an interest earning trust to fund the remaining project commitments. Any interest earned through the trust must also be spent on agreed upon environmental projects. The total remaining committed spend, including interest earned through the trust, was approximately $10 million as of March 31, 2022. In exchange for these commitments, most past claims against TVA based on alleged New Source Review and associated violations were waived and cannot be brought against TVA. Future claims, including those for sulfuric acid mist and GHG emissions, can still be brought against TVA.

    The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the March 31, 2022 Consolidated Balance Sheets. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the Environmental Agreements as regulatory assets, and they are included as such on the March 31, 2022 Consolidated Balance Sheets and will be recovered in rates in future periods.

    Case Involving Kingston Fossil Plant. On August 12, 2021, an individual landowner and resident of Roane County, Tennessee, filed a lawsuit against TVA and Jacobs in the Eastern District. The complaint asserts claims for damage to property and personal injuries as a result of the 2008 ash spill at Kingston Fossil Plant and the resulting cleanup activities and from continuing operations at Kingston Fossil Plant. The complaint seeks compensatory damages of $8 million and punitive damages of $10 million. It also requests the court to order TVA to release certain information, to remediate alleged damages to the plaintiff's property, and to stop alleged migration of coal ash onto the plaintiff's property. The plaintiff has not yet served TVA with process.

Case Involving Bull Run Fossil Plant. On August 3, 2021, four residents of Anderson County, Tennessee filed a lawsuit against TVA in the Eastern District. The complaint alleged that the plaintiffs live near Bull Run Fossil Plant ("Bull Run") and asserted claims for personal injuries resulting from exposures to CCR that migrated from Bull Run to their home and from second-hand exposures to CCR from a family member who worked with CCR. The complaint also asserted claims for damage to property resulting from the migration of CCR from Bull Run to their home. The plaintiffs sought monetary damages in an unspecified amount as compensation for their injuries and an award of punitive damages in an unspecified amount. The plaintiffs did not timely serve TVA with process, and the court dismissed the case without prejudice on May 5, 2022.

    Case Involving Bellefonte Nuclear Plant. In November 2018, Nuclear Development, LLC ("Nuclear Development"), filed suit against TVA in the U.S. District Court for the Northern District of Alabama. Nuclear Development alleged that TVA breached its agreement to sell Bellefonte Nuclear Plant ("Bellefonte"). As a remedy, Nuclear Development sought, among other things, (1) an injunction requiring TVA to maintain Bellefonte and the associated NRC permits until the case concluded; (2) an order compelling TVA to complete the sale of Bellefonte; and (3) if the court does not order TVA to complete the sale, monetary damages in excess of $30 million. On September 23, 2020, the parties filed competing motions for summary judgment. On March 31, 2021, the court denied both parties' summary judgment motions; however, the court ruled as a matter of law that it would have been illegal under Section 101 of the Atomic Energy Act for TVA to close the sale, relying on past NRC precedent to reach that conclusion. Notwithstanding the legal rulings, the court held that there were disputed issues of material fact as to whether TVA satisfied its contractual obligations to use commercially reasonable best efforts and to cooperate with Nuclear Development in effectuating the close of the sale. Trial took place in May 2021, and the parties filed post-trial briefs on June 9, 2021. Nuclear Development also filed a motion for judgment on partial findings and to reconsider the court's March 31 ruling. The court held closing arguments on July 1, 2021, and on August 26, 2021, the court issued its decision and final judgment. The court held that TVA did not breach its obligations to use commercially reasonable best efforts and to cooperate with Nuclear Development in effectuating the close of the sale. As a result, Nuclear Development is not entitled to specific performance or damages on that claim, and TVA retains full possession and control of the Bellefonte site; however, the court found that, under the contract's termination provision, Nuclear Development was entitled to have TVA return Nuclear Development's $22 million down payment and pay approximately $1 million of compensated costs, along with 7.5% prejudgment interest. Including post-

judgment interest, TVA paid approximately $28 million to the court in September 2021 to satisfy the judgment. Post-trial motions have been filed by both parties and are currently pending.

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

The environmental groups request the federal court to (1) declare that TVA's entry into long-term power agreements without preparing an environmental review violated NEPA and the TVA Act, (2) vacate the long-term contracts, and (3) enjoin TVA from implementing "system-wide energy contract programs that significantly affect the environment." TVA filed a motion to dismiss the case on October 20, 2020, and filed a supplemental motion to dismiss on December 4, 2020, in response to an amended complaint filed by the plaintiffs. Oral argument on the motion was held on February 26, 2021, and the court denied TVA's motion to dismiss on August 12, 2021. On August 13, 2021, the court held argument on the plaintiffs' motion to complete the administrative record and took the matter under advisement. On August 26, 2021, TVA filed its answer to the amended complaint. On January 24, 2022, the court ordered TVA to supplement the administrative record with background materials pertaining to TVA's decision to offer the LTA and its decision that an environmental review under NEPA was not warranted. The court granted the parties' joint motion to establish a scheduling order, setting the deadline for supplementing the administrative record as May 24, 2022, and setting the deadline for filing dispositive motions as August 22, 2022. TVA has filed a motion requesting the court reconsider a portion of the court's order to supplement the administrative record; oral argument on this motion was held on April 1, 2022.

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

On February 18, 2022, Athens Utilities Board and Gibson Electric Membership Corporation petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review the FERC orders. TVA and several other parties have intervened in this case. On March 21, 2022, FERC filed an unopposed motion asking the court to stay the case so that FERC could issue a further order in the underlying proceeding, and the court granted this motion on April 7, 2022. On April 22, 2022, however, FERC issued a notice stating that the rehearing request will not be addressed in a future order. As a result, the appellate case will now move forward, and motions to govern further proceedings in the appeal are due on May 13, 2022.

Administrative Proceeding Regarding National Pollutant Discharge Elimination System Permit for Kingston. On December 28, 2021, the Sierra Club and the Center for Biological Diversity appealed the revised National Pollutant Discharge Elimination System ("NPDES") permit issued by the Tennessee Department of Environment and Conservation ("TDEC") for Kingston in December 2021 before the Tennessee Board of Water Quality, Oil, and Gas. The petitioners allege that TDEC unlawfully incorporated into the revised permit effluent limits for landfill leachate based on effluent limitation guidelines ("ELGs") for landfill leachate issued by the EPA in 1982 rather than establish new limits based on TDEC’s best professional judgment. TDEC is the respondent in the matter. TVA filed a motion to intervene, which was granted, and on April 8, 2022, the parties and TVA filed cross-motions for summary decisions.

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

Executive Overview

TVA's operating revenues were $5.5 billion and $4.9 billion for the six months ended March 31, 2022 and 2021, respectively. Operating revenues increased for the six months ended March 31, 2022, as compared to the same period of the prior year, primarily as a result of higher fuel cost recovery revenue. The higher fuel cost recovery revenue was driven by higher fuel rates as a result of higher natural gas and coal prices. In addition, higher sales volume primarily due to economic growth in the Tennessee Valley region contributed to the increase in operating revenue.

Total operating expenses increased $1.0 billion for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021. Fuel and purchased power expense increased $554 million for the six months ended March 31, 2022, as compared to the same period of the prior year. This increase was primarily due to higher effective fuel rates and market prices of purchased power, higher output from one of TVA’s hydroelectric purchased power providers, and less availability of TVA-owned generation due to increases in outage days and fewer significant rain events. Depreciation and amortization expense increased $263 million for the six months ended March 31, 2022, as compared to the same period of the prior year. This increase was driven by the implementation of a new depreciation study during the six months ended March 31, 2022, which included a decline in the service life estimates of TVA's coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. Operating and maintenance expense increased $188 million for the six months ended March 31, 2022, as compared to the same period of the prior year. This increase was primarily due to an increase in outage expense driven by an increase in nuclear, natural gas, and coal outage days, increased spend related to natural gas maintenance projects and routine nuclear maintenance and emergent work, increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs and work to support the company's strategic priorities, and additional inventory reserves and write-offs for the coal-fired fleet.

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

In the second quarter of 2022, the TVA Board of Directors (the "TVA Board") ratified approval of a programmatic approach to exploring advanced nuclear technology. The New Nuclear Program will provide a systematic roadmap for TVA’s exploration of advanced nuclear technology. It will also coordinate TVA’s collaborative efforts with other utilities, government agencies, research institutions, and organizations on advanced nuclear technologies. See Key Initiatives and Challenges — Decarbonization and Small Modular Reactors for additional discussion of TVA's decarbonization initiative and advanced nuclear.

    TVA's reliability, competitive rates, and economic development efforts continue to help attract or expand businesses and industries in the Tennessee Valley, with companies announcing over $7.3 billion in investments and more than 40,900 jobs created or retained through the second quarter of 2022.

Results of Operations

Sales of Electricity

    Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 40,947 million and 39,759 million of kilowatt hours ("kWh") for the three months ended March 31, 2022 and 2021, respectively. Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 77,935 million and 76,431 million of kWh for the six months ended March 31, 2022 and 2021, respectively. TVA sells power at wholesale rates to local power company customers ("LPCs") that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

The following charts compare TVA's sales of electricity by customer type for the periods indicated:

The following charts show a breakdown of TVA's energy load:
Note
Information included in the charts above was derived from energy usage of directly served customers and customers served by LPCs during calendar year ("CY") 2021, and these graphs will continue to be updated on a CY basis.

Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit.

	Degree Days
	Variation from Normal						Variation from Prior Period
	2022	Normal	Percent Change	2021	Normal	Percent Change	Percent Change
Heating Degree Days
Three Months Ended March 31	1,807	1,870	(3.4)%	1,743	1,870	(6.8)%	3.7%
Six Months Ended March 31	2,809	3,159	(11.1)%	2,944	3,159	(6.8)%	(4.6)%

Cooling Degree Days
Three Months Ended March 31	12	9	33.3%	2	9	(77.8)%	500.0%
Six Months Ended March 31	116	52	123.1%	48	52	(7.7)%	141.7%

    Sales of electricity increased approximately three percent for the three months ended March 31, 2022, as compared to the same period of the prior year. The increased sales volume was primarily driven by economic growth and by milder weather in the three months ended March 31, 2021, as compared to the same period of the current year. TVA is seeing economic growth in the Tennessee Valley region primarily as a result of migration into the Valley which has driven population growth and load growth. For LPCs, sales of electricity increased due to the economic growth and also due to the overall milder weather during the three months of the prior year as compared to the same period of the current year. For industries directly served, sales of electricity increased due to economic growth, but they did not see as high of an increase in sales of electricity as LPCs, as these industries directly served are not driven primarily by weather, but mainly from changes in the economy and respective industry sectors.

    Sales of electricity increased approximately two percent for the six months ended March 31, 2022, as compared to the same period of the prior year. The increased sales volume was primarily driven by economic growth. TVA is seeing economic growth in the Tennessee Valley region primarily as a result of migration into the Valley which has driven population growth and load growth. Weather was not a significant driver for the six months ended March 31, 2022, as compared to the same period of the prior year, as a result of the three months ended March 31, 2021 having milder weather than the three months ended March 31, 2022, which offset the weather impacts TVA experienced in the first quarter of 2022 from having one of the mildest Decembers on record.

Financial Results

The following table compares operating results for the three and six months ended March 31, 2022 and 2021:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended March 31				Six Months Ended March 31
	2022	2021	Change	Percent Change	2022	2021	Change	Percent Change
Operating revenues	$2,884	$2,572	$312	12.1%	$5,467	$4,876	$591	12.1%
Operating expenses	2,349	1,787	562	31.4%	4,607	3,576	1,031	28.8%
Operating income	535	785	(250)	(31.8)%	860	1,300	(440)	(33.8)%
Other income (expense), net	3	11	(8)	(72.7)%	17	26	(9)	(34.6)%
Other net periodic benefit cost	65	64	1	1.6%	130	129	1	0.8%
Interest expense	264	276	(12)	(4.3)%	527	557	(30)	(5.4)%
Net income (loss)	$209	$456	$(247)	(54.2)%	$220	$640	$(420)	(65.6)%

Operating Revenues.  Operating revenues for the three months ended March 31, 2022 and 2021, were $2.9 billion and $2.6 billion, respectively. Operating revenues for the six months ended March 31, 2022 and 2021, were $5.5 billion and $4.9 billion, respectively. The following charts compare TVA's operating revenues for the periods indicated:

Operating Revenues
Three Months Ended March 31
(in millions)
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$—
$2,608
$206
$34
$36
$2,337
$168
$28
$39
2022
2021
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

Operating Revenues
Six Months Ended March 31
(in millions)
$5,000
$4,000
$3,000
$2,000
$1,000
$—
$4,914
$411
$61
$81
$4,428
$322
$53
$73
2022
2021
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the six months ended March 31, 2022 and the six months ended March 31, 2021. Certain LPCs, including MLGW, are evaluating options for future energy choices. In addition, two LPCs — Athens Utility Board and Gibson Electric Membership Corporation — are pursuing an appeal of a Federal Energy Regulatory Commission ("FERC") order denying their request that FERC require TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. These LPCs accounted for one percent of TVA's total operating revenues for the six months ended March 31, 2022. See Note 20 — Contingencies and Legal Proceedings — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment for updates to this legal proceeding.

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

In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of May 11, 2022, 146 LPCs had signed the Partnership Agreement with TVA. See Note 20 — Contingencies and Legal Proceedings — Legal Proceedings — Case Involving Long-Term Agreements for discussion of a legal challenge to the Partnership Agreements.

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

    The changes in revenue components are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended March 31			Six Months Ended March 31
	2022	2021	Change	2022	2021	Change
Base revenue
Energy revenue	$1,228	$1,195	$33	$2,285	$2,255	$30
Demand revenue	857	860	(3)	1,643	1,610	33
Grid access charge	147	149	(2)	295	298	(3)
Long-term partnership credits for LPCs	(50)	(48)	(2)	(93)	(90)	(3)
Pandemic credits	(55)	(55)	—	(105)	(104)	(1)
Other charges and credits(1)	(172)	(175)	3	(334)	(316)	(18)
Total base revenue	1,955	1,926	29	3,691	3,653	38
Fuel cost recovery	889	605	284	1,690	1,146	544
Off-system sales	4	2	2	5	4	1
Revenue from sales of electricity	2,848	2,533	315	5,386	4,803	583
Other revenue	36	39	(3)	81	73	8
Total operating revenues	$2,884	$2,572	$312	$5,467	$4,876	$591
Note
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 16 — Revenue.

    Operating revenues increased $312 million for the three months ended March 31, 2022, as compared to the same period of the prior year, primarily due to a $284 million increase in fuel cost recovery revenue. The $284 million increase in fuel cost recovery revenue was driven by a $266 million increase attributable to higher fuel rates and an $18 million increase attributable to higher sales volume during the quarter. The higher fuel rates were primarily due to higher natural gas and coal prices. In addition, there was a $29 million increase in base revenue driven by an increase of $58 million attributable to higher sales volume, partially offset by a decrease of $29 million attributable to lower effective rates. Sales volume increased as a result of economic growth in the three months ended March 31, 2022, and from milder weather in the three months ended March 31, 2021, as compared to the same period of the current year.

Operating revenues increased $591 million for the six months ended March 31, 2022, as compared to the same period of the prior year, primarily due to a $544 million increase in fuel cost recovery revenue. The $544 million increase in fuel cost recovery revenue was driven by a $521 million increase attributable to higher fuel rates and a $23 million increase attributable to higher sales volume during the quarter. The higher fuel rates were primarily due to higher natural gas and coal prices. In addition, there was a $38 million increase in base revenue driven by an increase of $72 million attributable to higher sales volume, partially offset by a decrease of $34 million attributable to lower effective rates. Sales volume increased as a result of economic growth in the six months ended March 31, 2022, as compared to the same period of the prior year.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three and six months ended March 31, 2022 and 2021, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended March 31				Six Months Ended March 31
	2022	2021	Change	Percent Change	2022	2021	Change	Percent Change
Operating expenses
Fuel	$558	$413	$145	35.1%	$1,024	$782	$242	30.9%
Purchased power	374	225	149	66.2%	743	431	312	72.4%
Operating and maintenance	767	644	123	19.1%	1,547	1,359	188	13.8%
Depreciation and amortization	512	381	131	34.4%	1,022	759	263	34.7%
Tax equivalents	138	124	14	11.3%	271	245	26	10.6%
Total operating expenses	$2,349	$1,787	$562	31.4%	$4,607	$3,576	$1,031	28.8%

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021
Fuel expense increased $145 million for the three months ended March 31, 2022, as compared to the same period of the prior year. This increase was primarily due to higher effective fuel rates of $111 million due to higher natural gas and coal prices, as well as an increase in fuel cost recovery of $44 million resulting primarily from volatility in the natural gas markets during the first quarter of 2022. Partially offsetting these increases was a decrease in fuel volume of $10 million due to a decrease in the availability of TVA-owned generation.
Purchased power expense increased $149 million for the three months ended March 31, 2022, as compared to the same period of the prior year primarily due to higher market prices. Fuel cost recovery resulting from volatility in the natural gas and purchased power markets during the first quarter of 2022 accounted for $27 million of the increase. The volume of purchased power increased for the three months ended March 31, 2022, as compared to the same period of the prior year. However, the volume impacts were from TVA's lower cost purchased power providers and therefore were not the primary driver for the increase in purchased power expense.
Operating and maintenance expense increased $123 million for the three months ended March 31, 2022, as compared to the same period of the prior year. This increase was primarily due to increased outage expense of $47 million, driven by an increase in nuclear, natural gas, and coal outage days, $23 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs and work to support the company's strategic priorities, and $21 million of increased spend primarily related to natural gas maintenance projects and routine nuclear maintenance and emergent work. Additionally, there was a $5 million increase related to additional inventory reserves and write-offs for the coal-fired fleet, including Bull Run.

Depreciation and amortization expense increased $131 million for the three months ended March 31, 2022, as compared to the same period of the prior year.  Implementation of a new depreciation study during the three months ended December 31, 2021, resulted in approximately $99 million more depreciation expense. The increase in depreciation expense as a result of the new depreciation rates was primarily driven by a decline in the service life estimates of TVA's coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. See Note 1 — Summary of Significant Accounting Policies — Depreciation.
Tax equivalents expense increased $14 million for the three months ended March 31, 2022, as compared to the same period of the prior year. The change is primarily driven by an increase in the tax equivalents collected in the fuel cost recovery.
Six Months Ended March 31, 2022, Compared to Six Months Ended March 31, 2021
Fuel expense increased $242 million for the six months ended March 31, 2022, as compared to the same period of the prior year. This increase was primarily due to higher effective fuel rates of $218 million due to higher natural gas and coal prices, as well as an increase in fuel cost recovery of $60 million resulting primarily from volatility in the natural gas markets that began in July 2021. Partially offsetting these increases was a decrease in fuel volume of $36 million due to a decrease in the availability of TVA-owned generation.
Purchased power expense increased $312 million for the six months ended March 31, 2022, as compared to the same period of the prior year. This increase was primarily due to higher purchased power market prices attributing $150 million and an increase in volume of $135 million driven by higher output from one of TVA’s hydroelectric purchased power providers and less availability of TVA-owned generation due to an increase in nuclear and natural gas outage days and fewer significant rain events. Fuel cost recovery resulting from volatility in the natural gas and purchased power markets that began in July 2021 accounted for $27 million of the increase.

Operating and maintenance expense increased $188 million for the six months ended March 31, 2022, as compared to the same period of the prior year. This increase was primarily due to an increase in outage expense of $51 million, driven by an increase in nuclear, natural gas, and coal outage days, $51 million of increased spend primarily related to natural gas maintenance projects and routine nuclear maintenance and emergent work, and $43 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs and work to support the company's strategic priorities. Additionally, there was an $11 million increase related to additional inventory reserves and write-offs for the coal-fired fleet, including Bull Run.
Depreciation and amortization expense increased $263 million for the six months ended March 31, 2022, as compared to the same period of the prior year.  Implementation of a new depreciation study during the six months ended March 31, 2022, resulted in approximately $197 million more depreciation expense. The increase in depreciation expense as a result of the new depreciation rates was primarily driven by a decline in the service life estimates of TVA's coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. See Note 1 — Summary of Significant Accounting Policies — Depreciation.
Tax equivalents expense increased $26 million for the six months ended March 31, 2022, as compared to the same period of the prior year. The change is primarily driven by an increase in the tax equivalents collected in the fuel cost recovery.

Generating Sources. The following table shows TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source For the three months ended March 31 (millions of kWh)
	2022		2021
Nuclear	15,587	38%	16,850	42%
Natural gas and/or oil-fired	9,224	22%	8,341	21%
Coal-fired	5,418	13%	5,822	14%
Hydroelectric	4,684	11%	4,714	12%
Total TVA-operated generation facilities(1)(2)	34,913	84%	35,727	89%
Purchased power (natural gas and/or oil-fired)(3)	3,504	8%	2,020	5%
Purchased power (other renewables)(4)	1,646	4%	1,288	3%
Purchased power (hydroelectric)	990	2%	570	1%
Purchased power (coal-fired)	659	2%	752	2%
Total purchased power(2)	6,799	16%	4,630	11%
Total power supply	41,712	100%	40,357	100%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the three months ended March 31, 2022, and the three months ended March 31, 2021. See Item 1, Business — Power Supply and Load Management Resources — Raccoon Mountain Pumped-Storage Plant in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(3) Purchased power (gas) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,072 million kWh and 888 million kWh for the three months ended March 31, 2022 and 2021, respectively.
(4) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA sells the Renewable Energy Certificates ("RECs") resulting from some of this purchased power to certain customers. See Key Initiatives and Challenges — Changing Customer Preferences — Renewable Purchase Power Agreements.

Total Power Supply by Generating Source For the six months ended March 31 (millions of kWh)
	2022		2021
Nuclear	31,757	40%	33,140	43%
Natural gas and/or oil-fired	16,053	20%	16,700	21%
Coal-fired	9,117	11%	9,110	12%
Hydroelectric	8,536	11%	9,534	12%
Total TVA-operated generation facilities(1)(2)	65,463	82%	68,484	88%
Purchased power (natural gas and/or oil-fired)(3)	7,905	10%	4,321	6%
Purchased power (other renewables)(4)	3,088	4%	2,642	3%
Purchased power (hydroelectric)	1,644	2%	1,194	2%
Purchased power (coal-fired)	1,250	2%	973	1%
Total purchased power(2)	13,887	18%	9,130	12%
Total power supply	79,350	100%	77,614	100%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the six months ended March 31, 2022, and the six months ended March 31, 2021. See Item 1, Business — Power Supply and Load Management Resources — Raccoon Mountain Pumped-Storage Plant in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(3) Purchased power (gas) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 2,248 million kWh and 1,959 million kWh for the six months ended March 31, 2022 and 2021, respectively.
(4) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA sells the RECs resulting from some of this purchased power to certain customers. See Key Initiatives and Challenges — Changing Customer Preferences — Renewable Purchase Power Agreements.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. TVA estimates energy needs could be reduced by approximately 2,500 million kWh in 2022 due to TVA's energy efficiency programs.

Interest Expense.  Interest expense and interest rates for the three and six months ended March 31, 2022 and 2021, were as follows:

Interest Expense and Rates (in millions)
	Three Months Ended March 31			Six Months Ended March 31
	2022	2021	Percent Change	2022	2021	Percent Change
Interest expense(1)	$264	$276	(4.3)%	$527	$557	(5.4)%

Average blended debt balance(2)	$20,566	$20,939	(1.8)%	$20,751	$21,113	(1.7)%

Average blended interest rate(3)	4.99%	5.12%	(2.5)%	4.95%	5.15%	(3.9)%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIEs"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

    Total interest expense decreased $12 million and $30 million for the three and six months ended March 31, 2022, respectively, as compared to the same periods of the prior year primarily driven by lower average rates and lower average balances on long-term debt.

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

The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee ("TVA Act") authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Power bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at March 31, 2022, were $19.3 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 9 — Variable Interest Entities), could provide supplementary funding if needed. Currently, TVA expects to have adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

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

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At March 31, 2022, the average maturity of long-term power bonds was 15.20 years, and the weighted average interest rate was 4.51 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at March 31, 2022. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowings (in millions)
	At March 31, 2022	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022	At March 31, 2021	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$684	$836	$1,021	$1,241	$832	$485
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,055	$1,526	N/A	$1,316	$1,316
Weighted Average Interest Rate
Discount notes	0.23%	0.06%	0.05%	0.02%	0.04%	0.04%

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. In addition, TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software ("QTE"). See Note 9 — Variable Interest Entities and Note 12 — Debt and Other Obligations for information about TVA's lease financing activities.

Summary Cash Flows

    A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $521 million and $519 million at March 31, 2022 and March 31, 2021, respectively. A summary of cash flow components for the six months ended March 31, 2022 and 2021, follows:

    Cash provided by (used in):

    Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

    Net cash flows provided by operating activities decreased $111 million for the six months ended March 31, 2022, as compared to the same period of the prior year. The decrease is primarily due to increased fuel and purchased power payments as a result of higher natural gas and market prices. Increases in payroll and benefit related costs due to labor escalation for cost of living increases and higher cash used for asset retirement obligation ("ARO") settlements also contributed to the decrease in cash flows from operations. These items were partially offset by an increase in collections of fuel cost recovery revenue from higher fuel and purchased power prices that began in July 2021 and a decrease in cash paid for interest.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities increased $198 million for the six months ended March 31, 2022, as compared to the same period of the prior year driven by nuclear fleet improvement projects and combustion turbine projects. See Key Initiatives and Challenges — Generation Resources — Natural Gas-Fired Units. In addition, nuclear fuel expenditures were higher for the six months ended March 31, 2022, as compared to the same period of the prior year. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

    Net cash used in financing activities decreased $314 million for the six months ended March 31, 2022, as compared to the same period of the prior year, primarily due to a reduction in net debt redemptions and payments on leaseback transactions. Despite lower net cash flows from operating activities and higher net cash used in investing activities during the current period, TVA was able to maintain targeted cash balance levels without the need for additional net debt issuances. TVA may have a need to increase debt in the coming years as it continues to invest in power system assets.

Impact of COVID-19

To support LPCs and strengthen the public power response to the COVID-19 pandemic, TVA created initiatives such as the Community Care Fund and Pandemic Credits. TVA has also provided regulatory flexibility for LPCs to halt disconnection of services. See Key Initiatives and Challenges — COVID-19 Pandemic for an expanded discussion of these initiatives and the impact to TVA.

    Contractual Obligations
    TVA has certain obligations and commitments to make future payments under contracts. As discussed in Lease Financings above, during the six months ended March 31, 2022, TVA elected to purchase the interests related to eight CTs on the expiration of the related lease terms in 2023 for a total of $155 million. Also, during the three months ended December 31, 2021, TVA entered into a fuel purchase obligation. As a result of an increase in natural gas prices associated with recent market volatility during the second quarter of 2022, the total contractual obligation under this agreement from 2022 to 2025 increased to $250 million, of which $60 million is estimated to be paid during the remainder of 2022. TVA's contractual obligations are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, Note 8 — Leases, Note 11 — Variable Interest Entities, Note 14 — Debt and Other Obligations, and Note 22 — Benefit Plans of the Notes to Consolidated Financial Statements in the Annual Report.

Key Initiatives and Challenges

COVID-19 Pandemic

     In 2020, in response to the spread of COVID-19, TVA implemented a company-wide pandemic plan to address specific aspects of the COVID-19 pandemic, and the pandemic plan continually evolves based on medical guidance and federal requirements and guidelines.

The pandemic plan has included telework for those employees and contractors who do not have to be physically present at a TVA facility or office building to provide mission-essential activities or produce safe, reliable power. The COVID-19 situation in the United States and the Tennessee Valley region has improved, with low community transmission throughout most of TVA's service territory. While COVID-19 conditions have improved, TVA recognizes that the COVID-19 pandemic continues to be an evolving situation and, as a result, has extended the timeframe for full workforce reintegration and, for those not fully vaccinated, continues to limit non-essential travel and in-person attendance at non-essential meetings. In the second quarter of 2022, TVA began a hybrid exploration period where certain teleworkers are returning to corporate sites to explore how to best work in a hybrid environment in the future. These returns are subject to close monitoring of the public health situation both in TVA's service territory and nationally. TVA has and will continue to monitor risk and potential impacts throughout the situation, including impacts from variants, and assess whether and how to modify the pandemic plan and its response as and when appropriate.

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

TVA also continues to assess potential supplier performance risks, including procurement of fuel, parts, and services. If suppliers are unable to perform under TVA's existing contracts or if TVA is unable to obtain similar services or supplies from other vendors, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. TVA has experienced an increase in supplier impacts as a result of COVID-19 and the state of global supply chains and the economy, but has not experienced significant business disruptions at this time. TVA will continue to monitor the supply base and remain in contact with suppliers to identify potential risks, including impacts on workforce availability as a result of regulatory actions related to COVID-19.

Regulatory Actions. On January 20, 2021, President Biden issued Executive Order ("EO") 13991, directing federal agencies to implement COVID-19 countermeasures consistent with CDC guidance and establishing a Safer Federal Workforce Task Force (“Task Force”) to develop model safety principles to which all federal agencies would subsequently align their pandemic countermeasures. TVA continues to implement these principles and remains in regular contact with the Office of Management and Budget (“OMB”), which chairs the Task Force. On September 9, 2021, President Biden issued two new EOs in response to the COVID-19 pandemic. The first EO required that all federal employees be vaccinated against COVID-19 by November 22, 2021. Only employees entitled to certain accommodations under law were exempt from this requirement. As part of the process to implement the vaccination requirement, TVA and its union partners negotiated and implemented a standalone disciplinary process for employees who have neither been vaccinated by the deadline nor received an exemption allowed by law. This policy included a progression of counseling for employees that have not been vaccinated and, for those who do not get vaccinated after counseling, a testing program. On January 21, 2022, the United States District Court for the Southern District of Texas issued an injunction against enforcement of the vaccination mandate. On April 7, 2022, the United States Court of Appeals for the Fifth Circuit reversed this decision and ordered that the matter be dismissed. After certain procedural steps have been completed, the injunction will be lifted and the mandate reinstated.

On March 31, 2022, TVA suspended its testing program, and the related disciplinary process, in accordance with federal guidance that no longer recommends testing in areas with low levels of community transmission. TVA may be required to reinstate the testing program as well as other safety measures if necessary, such as due to a significant and sustained increase in community transmission.

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

Community Care Fund. TVA continues to partner with LPCs through the Community Care Fund by making available over $9 million in TVA matching funds to support local initiatives that address hardships created by the COVID-19 pandemic. As of March 31, 2022, over $6 million in matching funds had been provided by TVA, with nearly $2 million provided for the six months ended March 31, 2022.

Pandemic Credits. In 2020, the TVA Board approved a Pandemic Relief Credit which was effective for 2021 as a 2.5 percent monthly base rate credit. In 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic

Recovery Credit, which is effective for 2022. These pandemic credits apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. The credit effective for 2022 is expected to approximate $220 million. For the six months ended March 31, 2022 and 2021, pandemic credits totaled $105 million and $104 million, respectively. In addition, in November 2021 the TVA Board approved a 1.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit, to be effective for 2023. The 2023 credit is expected to approximate $133 million, and it will be administered in a manner similar to the Pandemic Recovery Credit.

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

Fiber Optic Network. In 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as they enter the market. As of March 31, 2022, TVA had spent $169 million on installation of the fiber optic lines and expects to spend an additional $131 million.

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

TVA is also working with state agencies, LPCs, and third-party charging developers to create a network of public fast charging stations along major travel corridors in its seven-state region, known as the Fast Charge Network program. In 2021, TVA began a partnership with the State of Tennessee to develop funding programs for a statewide EV fast charging network with plans for fast charging stations at least every 50 miles along Tennessee's interstates and major highways. Also in 2021, TVA and five other major utilities formed the Electric Highway Coalition to develop a network of fast charging stations along all major highway routes within their service territories. Since formation, the Electric Highway Coalition has gained significant interest from additional utilities and other EV collaboratives. In December 2021, the Electric Highway Coalition merged with the Midwest Electric Vehicle Charging Infrastructure Collaboration to create the National Electric Highway Coalition with members committed to coordination on the development of EV charging infrastructure across the central U.S.

Changing Customer Preferences

    As more consumers and businesses are demanding cleaner energy, the utility industry is evolving to meet those needs. As TVA also evolves, it will see impacts to the way it does business through the pricing of products, transmission of energy, and development of new products and services for its customers in support of changing customer preferences and its economic development efforts. End-use customers are becoming more technologically sophisticated and want greater control over their energy usage. Many companies are focusing on sustainability and requiring more energy efficiency and renewable energy options. In addition, TVA also seeks to obtain greater amounts of its power supply from clean resources to work towards carbon emission reductions. As a result, TVA is focusing on energy programs that will help reduce carbon emissions and encouraging renewable power through various current renewable programs and offerings. TVA is also increasing its renewable energy portfolio by investing in existing assets and securing power purchase agreements ("PPAs") from primarily out-of-Valley wind and in-Valley solar generation facilities. New utility-scale solar is increasing, in part driven by customers’ demand.

Renewable Power Solutions. TVA encourages renewable power through various current programs and offerings. These solutions include:

Small-scale Solutions. The Green Connect Program connects residential customers who are interested in on-site solar photovoltaic ("PV") and/or battery storage systems with qualified solar and battery storage installers who agree to install to Green Connect Program Standards. These qualified installers, who are members of TVA's Quality Contractor Network, are insured and licensed and have also completed special training on TVA guidelines. Participants have access to objective information and assurance that their solar PV system has met Green Connect Program Standards through installation verifications.

Utility-scale Solutions. The Green Invest Program matches customer demand with renewable supply through a Green Invest Agreement. The goal of the Green Invest Program is to meet the long-term sustainability needs of customers at scale. TVA procures the needed renewable supply through a diversified approach, which could include a competitive procurement process, strategic partnerships, or construction of renewable facilities to meet these needs. In addition, Generation Flexibility is a solution available to long-term LPC partners and supports the deployment of up to 2,000 megawatts ("MW") of distributed solar to provide clean, local generation. See Ratemaking below.

Other Renewable Solutions. The Green Switch Program allows customers to support solar renewable resources through purchasing renewable solar energy generated in the Tennessee Valley, sold in 200 kWh blocks. The Green Flex Program gives commercial and industrial customers the ability to meet sustainability goals and to make renewable energy claims through RECs from wind generation located primarily outside TVA's service area.

    Renewable Power Purchase Agreements.  In recent years, TVA has issued request for proposals ("RFP") in order to meet customer preferences and requirements for cleaner energy. TVA will procure the renewable energy and sell the resulting RECs to specific customers, allowing TVA to increase its renewable energy portfolio without additional costs to other TVA customers.  These agreements help to align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy. Of the renewable PPAs below, more than 2,000 MW has been matched to customers through TVA’s Green Invest Program to meet their needs for new-to-the-world renewable energy.

As a result of those RFPs, TVA entered into certain PPAs with renewable resource providers, which are summarized below:
Notes
(1) The 2017 RFP consists of three active solar PPAs. Of the three projects, one came online in 2021, one came online in 2022, and one is contracted to come online in 2023.
(2) The 2019 RFP consists of six solar PPAs. Of these six projects, five are contracted to come online in 2023, and one is contracted to come online in 2024.
(3) The 2020 RFP consists of eight solar PPAs. Of these eight projects, six are contracted to come online in 2023, one is contracted to come online in 2024, and one is contracted to come online in 2025.
(4) In addition, the 2019 RFP includes 50 MW of battery storage and the 2020 RFP includes 196 MW of battery storage that are not included in the chart above.

TVA issued an RFP during 2021 for up to 200 MW of new renewable energy. Mounting solar supply chain constraints, commodity price increases, and the recent trade policy investigation into solar panel imports have created challenges for the U.S. solar industry, threatening project delays, cancellations, and price increases. These constraints are affecting contracted PPAs from previous RFPs that are not yet online and were reflected in submissions to TVA's 2021 RFP. TVA anticipates making selections for the 2021 RFP in 2022.

Self-Directed Solar. During 2019, the TVA Board approved the opportunity for TVA to explore being directly involved in the development of a utility-scale solar project, contingent on the successful completion of environmental reviews under the National Environmental Policy Act ("NEPA") and other applicable laws. A tentative project structure has been developed which will allow TVA to work with financial partners for solar development, and in 2021, TVA purchased land for this planned 200 MW development. As of March 31, 2022, TVA had spent approximately $25 million on the project and expects to spend an additional $292 million. The mounting solar supply chain constraints affecting TVA’s 2021 RFP are also being seen in TVA’s Self-Directed Solar project. This has resulted in a delay in the estimated completion, with the project now expected to be complete in 2025. Project cost increases are also anticipated due to cost escalations from the state of global supply chains.

Low-Income Energy Efficiency Programs. An equitable energy system is one where the economic, health, and social benefits of participation extend to all levels of society. TVA plans to address energy equity disparities through inclusive energy programming focused on expanding partnerships, improving program access, and catalyzing investment in communities where all community members can benefit from TVA's resources. Programs focus on reducing energy expenses in underserved communities. Through the Home Uplift Program, TVA is partnering with LPCs, state and local governments, non-profit agencies, energy efficiency advocates, third-party contributors, and the Tennessee Valley Public Power Association ("TVPPA") to complete home evaluations and make high-impact home energy upgrades for qualifying homeowners. In addition, TVA and LPCs conduct workshops to educate homeowners about low and no-cost energy efficiency upgrades that improve their quality of life. Through the School Uplift Program pilot, TVA is partnering with LPCs as well as state and local governments to assist schools with adopting strategic energy management practices. The engagement with each school includes monthly virtual workshops and fosters performance through competitions for energy efficiency grants and grants for learning environment improvements. Finally, through the Community Centered Growth Program, TVA is partnering with LPCs to assist small businesses located within underserved communities with energy evaluations and energy improvement investments provided by TVA at no cost to the small business.

Automated Energy Exchange Platform

In October 2021, an automated energy exchange, the Southeast Energy Exchange Market, took effect as a result of a tie vote by FERC commissioners. The exchange was created to facilitate more short-term power exchanges and will be an enhancement to the existing market. TVA’s participation is subject to certain TVA Board approvals and the completion of appropriate environmental reviews. TVA has now completed the appropriate environmental review, and participation will be further subject to those certain TVA Board approvals.

Sustainability and Social Responsibility

    Sustainability has been a critical part of TVA’s mission since the TVA Act was signed in 1933 and continues to be a focus in TVA's mission to deliver affordable and reliable energy, steward the environment, and create sustainable economic growth. In 2021, TVA highlighted its sustainability efforts with issuances of its Corporate Sustainability Report, a supplemental Carbon Report, and an Edison Electric Institute Environmental, Social, Governance ("EEI ESG") Sustainability Report, among others. TVA anticipates continuing to highlight its sustainability efforts in 2022 and released its 2021 Corporate Sustainability Report in May 2022. In 2022, TVA also issued its first Diversity Equity Inclusion Accessibility ("DEIA") Report. The report highlights the actions TVA has taken in the DEIA area, the results achieved, and the plans to continue to focus and improve.

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

Workplace Flexibility

Recognizing the changing work environment, largely fostered by the COVID-19 pandemic, and responding to employee appreciation of flexibility in work location in 2021, TVA established a workplace flexibility initiative called “Reimagining How We Work.” The objective of the initiative is to promote workplace flexibility guided by safety, performance, inclusion, and engagement. In the second quarter of 2022, TVA began a hybrid exploration period, to explore how to best work in a hybrid environment in the future, which will allow for more informed long-term decisions around areas such as real estate, technology, and best practices.

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

    Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. The revised hydrology models were reviewed and approved by the Nuclear Regulatory Commission ("NRC") for Watts Bar Nuclear Plant ("Watts Bar") Units 1 and 2. However, TVA identified an error in the modeling that will require the models for Watts Bar Units 1 and 2 to be resubmitted. TVA plans to resubmit models for Watts Bar Units 1 and 2 in 2022.  In addition, TVA submitted models for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2 in 2020.  As a result of the recently identified necessary changes to dam stability assumptions, TVA will submit a revision to the Sequoyah model in 2022. TVA will subsequently address conditions at Browns Ferry Nuclear Plant ("Browns Ferry") as needed.  As of March 31, 2022, TVA had spent $155 million on the modifications and improvements related to extreme flooding preparedness. TVA is deferring the decision on the need for additional modifications until after the modeling work is complete.
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

Watts Bar Unit 2. During 2014, the TVA Board approved a project for the replacement of the steam generators at Watts Bar Unit 2. During the refueling outage in the first quarter of 2021, TVA identified degraded steam generator conditions on Watts Bar Unit 2. Watts Bar Unit 2 remained at 90 percent of rated output until assessments were complete and the mid-cycle outage began in September 2021. The mid-cycle outage concluded in October 2021 and focused on an inspection protocol with multiple contingency repair strategies such that safe and reliable operation can be assured until the permanent steam generator replacement occurs. Watts Bar Unit 2 remained at or below 95 percent of rated thermal output until the outage for the permanent replacement began in March 2022. It is anticipated that Watts Bar Unit 2 will be returned to service by summer of 2022. As of March 31, 2022, TVA had spent $427 million related to this project and expects to spend an additional $139 million through 2022.

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

TVA is also considering plans for additional generating facilities to replace retiring or expiring capacity and to support a low cost, reliable, flexible, and increasingly clean power system. As TVA continues to evaluate the impact of retiring its coal-fired fleet by 2035, it is also evaluating adding flexible lower carbon-emitting gas plants as a strategy to maintain reliability, such as the ongoing CT projects at TVA's Paradise and Colbert sites and the aeroderivative CT project at TVA's Johnsonville site. In addition, TVA is committed to investing in the future of nuclear with the evaluation of emerging advanced nuclear technologies, such as small modular reactors ("SMRs"), and is increasing its renewable energy portfolio by securing PPAs for out-of-Valley wind and in-Valley solar as well as with projects such as TVA's Self-Directed Solar. See Generation Resources — Natural Gas-Fired Units and Small Modular Reactors below, in addition to Changing Customer Preferences above.

TVA will prepare environmental reviews pursuant to NEPA prior to making a decision on retiring or building a plant. Environmental reviews evaluating the potential retirement of the Cumberland Fossil Plant ("Cumberland") and Kingston Fossil Plant ("Kingston") and replacement with other generation are now underway. On April 25, 2022, TVA made available to the public a draft environmental impact statement ("EIS") to assess the impacts associated with the potential retirement of Cumberland and the construction and operation of facilities to replace part of that generation. TVA is asking for public input on the draft EIS during the 45-day public comment period of April 29, 2022 through June 13, 2022. In addition, on November 10, 2021, the TVA Board authorized the Chief Executive Officer to evaluate, decide upon, and complete, if necessary, the retirements of Cumberland and Kingston and replacement generation projects, subject to completing all required environmental reviews, periodically updating the TVA Board on plans and actions, and notifying the TVA Board before making final decisions. The TVA Board approved spending up to $3.5 billion for these projects to develop generation and transmission assets and complete required demolition activities.

Decarbonization. TVA is seeking to obtain greater amounts of its power supply from clean resources to work towards carbon emission reductions and is making investments in its generating portfolio to modernize the fleet while also allowing TVA to maintain low rates and high reliability. TVA's decarbonization initiative is aimed at understanding and applying clean resources to support the reduction of carbon emissions from its power supply. Related to its carbon reduction efforts, TVA has established six guiding principles which are as follows:

•Prioritize the needs of Valley stakeholders as TVA works to achieve its goals by maintaining low rates and high reliability, and attracting new jobs in the Tennessee Valley.

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

As part of the decarbonization efforts, in the second quarter of 2022, the TVA Board ratified approval of a programmatic approach to exploring advanced nuclear technology (the "New Nuclear Program"), which is one of several technologies TVA is exploring. The New Nuclear Program will provide a systematic roadmap for TVA’s exploration of advanced nuclear technology, both in terms of various reactor designs being proposed and potential locations where such facilities may be needed in the region to support future energy needs. Other decarbonization technologies TVA is exploring in addition to advanced nuclear include carbon capture, carbon disposal, new hydroelectric pumped storage, and hydrogen.

See also Small Modular Reactors below for additional discussion on advanced nuclear and Environmental Matters — Climate Change for a discussion on the impact of executive actions and climate related regulations on TVA.

Natural Gas-Fired Units. During 2019, the TVA Board approved an expansion of approximately 1,500 MW of peaking gas replacement capacity at two combustion turbine gas facilities to coincide with the retirement of Allen CTs 1-20 and Johnsonville CTs 1-16, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. In 2020, detailed design and engineering work began at TVA’s Paradise and Colbert sites to further scope out the projects and supply information needed for the NEPA review. In 2021, environmental reviews under NEPA and other applicable laws were complete, and TVA received the air permits for the Paradise and Colbert facilities. Each project is expected to increase combustion turbine generation capacity by 750 MW at a cost not to exceed approximately $503 million per project. As of March 31, 2022, TVA had spent approximately $414 million on these expansions, and TVA expects to spend an additional $592 million. Both projects are anticipated to enter commercial operations by the end of CY 2023.

A 500 MW aeroderivative CT project at TVA’s Johnsonville site has been approved for $599 million, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. In 2020, detailed design and engineering work began to further scope out the project and supply information needed for the NEPA review. As of March 31, 2022, TVA had spent approximately $193 million on the design and engineering work and for long lead time equipment that could be used at any site. TVA expects to spend an additional $406 million on these expansions and expects the project to enter commercial operations by the end of CY 2024.

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

    Landfills. TVA has made strategic decisions to build and maintain lined and permitted dry storage facilities on TVA-owned property at some TVA locations, allowing these facilities to operate beyond existing dry storage capacity. Lined and permitted landfills are operational at Bull Run, Gallatin, Kingston, and Shawnee; construction of a new lined and permitted landfill at Gallatin is expected to start in 2022; and TVA continues to work through the permitting process for a new landfill at Cumberland and expects construction to begin in 2023. Construction of additional lined and dry permitted storage facilities may occur to support future business requirements.

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

    Groundwater monitoring. Compliance with the Environmental Protection Agency's ("EPA's") CCR rule ("CCR Rule") required implementation of a groundwater monitoring program, additional engineering, and ongoing analysis. As further analyses are performed, including evaluation of monitoring results and possible remedies, there is the potential for additional costs for investigation and/or remediation. These costs cannot reasonably be predicted until investigations and evaluations are complete and a final remedy is selected where required.

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

In compliance with the CCR Rule, TVA published the results of 2021 groundwater testing at its CCR facilities during the second quarter of 2022. The results included values above groundwater protection standards for some constituents at certain CCR units. TVA previously identified several CCR units with constituents at statistically significant levels above site-specific groundwater protection standards. TVA has completed an assessment of corrective measures (“ACM”), which analyzes the effectiveness of potential corrective actions, and has published ACM reports to its CCR Rule Compliance Data and Information website. Based on the results of the ACM, TVA is required to select a remedy as soon as feasible. TVA continues to investigate and evaluate remedies and will continue posting semi-annual progress reports on the status of remedy selection until the final remedy is selected. The cost of these final remedies cannot reasonably be predicted until investigations and evaluations are complete and remedial methods are selected.

    As of March 31, 2022, TVA had spent approximately $2.4 billion on its CCR Program. Through 2026, TVA expects to spend an additional $651 million on the CCR Program. Estimates for these amounts and spend after 2026 may change depending on the final closure method selected for each facility. While the conversion portion of the CCR Program is completed, TVA will continue to undertake CCR closure and storage projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

    TVA was involved in two lawsuits concerning the CCR facilities at Gallatin. One of these cases was decided in TVA's favor by the Sixth Circuit, and the other case was resolved by the entry of a consent order and agreement in Davidson County Chancery Court that became effective July 24, 2019. Under the consent order, TVA agreed to close the existing ash facility by removal, either to an onsite landfill or to an offsite facility. TVA may also consider options for beneficial reuse of the CCR. TVA has submitted the removal plan for approval to the Tennessee Department of Environment and Conservation ("TDEC") and other applicable parties pursuant to the consent order. See Note 11 — Asset Retirement Obligations.

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

The remedial investigation confirmed that the high arsenic, fluoride, and lead concentrations are limited to the shallow alluvial aquifer in the north and south areas of the Allen East Ash Disposal Area. These areas are not adversely impacting the Memphis aquifer, which is the source of the public drinking water supply. All samples taken from the Memphis aquifer through TVA production wells were within the EPA drinking water standards. As the result of a pumping test conducted on TVA production wells at the nearby Allen Combined Cycle Plant ("Allen CC") by the United States Geological Survey and the University of Memphis, TVA has committed to not using these production wells until additional data is generated that supports safe use. TVA constructed water tanks on site and is purchasing cooling water from MLGW in lieu of utilizing the projection wells. Purchasing cooling water in combination with the use of water tanks, rather than wells, could impose some operational limitations, such as limitations on capacity, on the Allen CC due to lower availability of cooling water.

TVA is taking steps to close both of the CCR storage facilities at the Allen Fossil Plant and initiate remediation of the groundwater at the East Ash Disposal Area. TVA evaluated closure options for both the East Ash Disposal Area and the nearby West Ash Disposal Area through an EIS pursuant to NEPA. In March 2019, TVA released its public scoping report, which eliminated closure-in-place as an alternative. TVA published the final EIS on March 13, 2020, and its Record of Decision on April 14, 2020, which documents the final decision to remove CCR from the above identified areas and transport the CCR to an existing permitted offsite landfill. TVA conducted two virtual public outreach meetings in September 2021 to discuss the project and selected landfill. As part of this closure, TVA will continue to dewater the East Ash Disposal Area and treat the water before it is discharged to the National Pollutant Discharge Elimination System ("NPDES") outfall.

In parallel with the evaluation of closure options, TVA has also initiated an Interim Response Action Plan which includes installation of a groundwater extraction system and treatment system. A feasibility study to evaluate remedial actions for the site was submitted to TDEC on September 4, 2020. A virtual public meeting to present the Interim Response Action as the Proposed Plan for the site was held on November 17, 2020. The public was invited to review the remediation documents and encouraged to comment on the Proposed Plan during the public comment period. TVA submitted the public comments along with responses to TDEC for consideration. After considering public comments, TDEC signed the Record of Decision on August 16, 2021.

TVA prepared a Remedial Action Plan ("RAP") to outline remediation actions at the site and submitted this plan to TDEC for review and approval. After review, consideration, and associated plan revisions, TDEC accepted the RAP and provided written approval to begin relocation of CCR materials to an offsite, lined landfill on November 19, 2021. Removal of CCR from the site began November 29, 2021. Monthly progress meetings with TDEC began in December 2021 and will continue as the material is collected and transported to the off-site disposal facility, which is expected to continue through 2029.

TVA's Remedial Investigation/Interim Response Action Groundwater Monitoring Plan is reviewed and modified annually. The 2022 Remedial Investigation/Interim Response Action Groundwater Monitoring Plan was submitted to TDEC on March 2, 2022. TVA continues to sample on a quarterly basis the monitoring wells at the site as required by the plan. TVA prepares and shares with TDEC a memorandum after each quarterly event and prepares an annual report to evaluate the sampling results. The annual report for CY 2021 groundwater monitoring was submitted to TDEC on March 25, 2022.

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

On August 24, 2021, the Sixth Circuit accepted Jacobs’s petition for interim appeal on issues relating to the availability of derivative governmental immunity as a defense to the plaintiffs’ claims. On March 11, 2022, the Sixth Circuit held oral argument on Jacobs’s petition for interim appeal, and the court also invited TVA to file a brief in the case, which TVA filed on April 11, 2022.

On September 29, 2021, the Eastern District certified four questions to the Tennessee Supreme Court regarding the applicability of the Tennessee Silicosis Claims Priority Act to the plaintiffs’ claims. The Eastern District’s order also stayed all proceedings pending the Tennessee Supreme Court’s decision. On March 24, 2022, the Tennessee Supreme Court accepted the four certified questions from the Eastern District, and oral argument on these questions is expected to be scheduled in June 2022.

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

Coal Supply. TVA experienced challenges in 2021 related to coal supply, as a result of supply limitation and transportation challenges. Coal supply and transportation continue to be constrained in 2022. Following an event in October 2021 at one of TVA's fuel storage locations and coal handling service providers, TVA implemented terminal service options at other locations which met TVA's interim coal handling needs. TVA’s primary offsite coal storage and handling location is now fully operational, and inventory is being rebuilt at this location. Rail service is currently limiting TVA’s ability to transport contracted supply, which may impact summer inventory levels. TVA will continue to monitor the coal supply challenges and utilize its contracting strategy and diverse generation portfolio to balance needs and ensure adequate fuel supplies.

    River Management. Rainfall and runoff in the Tennessee Valley through the second quarter of 2022 were 114 percent and 123 percent of normal, respectively. Above normal rainfall and runoff have continued to help TVA meet its river system commitments, including managing minimum river flows and minimum depths for navigation, generating low-cost hydroelectric power, maintaining flows that support habitat for fish and other aquatic species, maintaining water supply, and providing recreational opportunities for the Tennessee Valley.  In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy. Rainfall and runoff in the Tennessee Valley during the second quarter of 2022 were both 130 percent of normal.

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

    Small Modular Reactors. In December 2019, TVA became the first utility in the nation to successfully obtain approval for an early site permit from the NRC to potentially construct and operate small modular reactors at TVA’s Clinch River Nuclear Site. The permit is valid through 2039 and therefore provides TVA a great deal of flexibility to make new nuclear decisions based on energy needs and economic factors. In 2021, TVA initiated a Programmatic EIS ("PEIS") that evaluates a variety of alternatives for a proposed advanced nuclear technology park at the Clinch River Nuclear Site and will provide additional flexibility for future decision making. The PEIS was issued for public comment in March of 2022, and is expected to be finalized in the summer of 2022.

In addition, in the second quarter of 2022, the TVA Board ratified approval of the New Nuclear Program. The New Nuclear Program will provide a systematic roadmap for TVA’s exploration of advanced nuclear technology. Collaboration with other interested parties will be an important aspect of this program, and TVA has already entered into several agreements with like-minded organizations that allow for mutual collaboration to explore advanced reactor designs as a next-generation nuclear technology.

The decision to potentially build SMRs continues to be part of the ongoing discussion as part of the asset strategy for TVA’s future generation portfolio, and any future decision to construct any reactor, advanced or otherwise, would require approval by the TVA Board and the NRC. As of March 31, 2022, TVA had spent $96 million on work regarding SMRs, including work to complete the early site permit application for the Clinch River Nuclear Site, of which the DOE had reimbursed TVA $29 million.  Additional expenditures will be determined based on future project development.

System Operations Center. A new system operations center has been approved for $289 million. The new secured facility is being built to accommodate a new energy management system and adapt to new regulatory requirements, and will have improved physical security from the previous center.  The facility is expected to be constructed by the third quarter of 2023 and fully operational in 2025. As of March 31, 2022, TVA had spent approximately $125 million on the project and expects to spend an additional $164 million.

Energy Management System. A new energy management system has been approved for $90 million. As the current energy management system is nearing the end of its life cycle, this project will replace the existing analog system with a digital system. The new digital system will have higher capacity and speed, for communications with the TVA grid and for inputs from monitoring equipment, which will also network the new control center with existing locations and enable better remote visibility and control. The system is expected to be complete in 2026. As of March 31, 2022, TVA had spent approximately $40 million on the project and expects to spend an additional $50 million.

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

    Boone Dam Remediation. In 2015, a sinkhole was discovered near the base of the earthen embankment at Boone Dam, and a small amount of water and sediment was found seeping from the river bank below the dam. TVA identified underground pathways contributing to the seepage and prepared a plan to repair the dam, which consists of the construction of a composite seepage barrier wall in the dam's earthen embankment. TVA has completed grouting, construction of an upstream and downstream buttress, installation of the concrete cut-off wall, raising of the reservoir for fluctuation testing of the repair, and construction of the floodwall.  TVA is currently in the process of removing the tailrace filter berm and completing site restoration activities. The site is anticipated to be re-opened to the public in May 2022, and TVA expects the reservoir to return to normal operations in 2022 once the remaining work is complete. As of March 31, 2022, TVA had spent $313 million related to this project and expects to spend an additional $15 million through 2023.

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

    TVA is currently working on a project with the local water utility to relocate an affected water intake system, which will allow for completion of the remaining upstream berm work. This work is estimated to be complete in 2022. As of March 31, 2022, TVA had spent $118 million related to this project and expects to spend an additional $10 million through 2022.

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

Regional Consolidations — Knoxville and Nashville Regions. In the Knoxville region, consolidation of the centralized field offices in Norris, Tennessee, was completed. The Knoxville Regional plan has now been completed with the exception of some remaining work to improve the Greenway Transmission Service Center transmission storage yard. In the Nashville region, TVA is assessing its leased property portfolio.

Supply Chain and Inflation Pressures

TVA has experienced an increase in supplier impacts as a result of COVID-19 and the state of global supply chains and the economy, such as project delays, availability of supplies, and price increases. Russia's invasion of Ukraine has further intensified the state of global supply chains in addition to inflationary pressures and COVID-19. TVA is actively managing spend to mitigate inflationary pressures; however, broader inflationary pressures are expected to persist in 2022. TVA is also managing supplier impacts through existing contracts and increased lead times and communications with suppliers. TVA has been able to manage with limited business disruptions at this time; however should pressures continue long-term, TVA could experience more significant disruptions.

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

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In 2020, TVA provided participating LPCs a flexibility option, renamed Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of average total hourly energy sales over 2015 - 2019 in order to meet their individual customers' needs. As of May 11, 2022, 146 LPCs had signed the Partnership Agreement with TVA, and 77 LPCs had signed a Power Supply Flexibility Agreement.

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

    The risk of cybersecurity events such as malicious code attacks, unauthorized access attempts, and social engineering attempts continues to intensify across all industries, including the energy sector. Over the last few years, TVA has observed a significant increase in malicious activity including phishing campaigns, malicious websites, distributed denial of service attacks, and activity specific to the COVID-19 pandemic, among others. These types of malicious activity have also been observed by TVA's external vendors, stakeholders, and partners, which has caused the need for heightened awareness and preparedness. In addition, TVA has increased cybersecurity efforts as a precautionary measure due to Russia's invasion of Ukraine. TVA has also observed an increase in activity from Russia. Finally, TVA has a robust vulnerability and patch management program in place. When vulnerabilities are identified, the program is utilized to identify and prioritize remediation and mitigation activities to reduce the risk to TVA.

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

Environmental Matters

    TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other matters. Emissions from all TVA-owned and operated units (including small CTs of less than 25 MW) have been reduced from historic peaks. Emissions of nitrogen oxide ("NOx") have been reduced by 97 percent below peak 1995 levels and emissions of sulfur dioxide ("SO2") have been reduced by 99 percent below 1977 levels through CY 2021. For CY 2021, TVA's emissions of carbon dioxide ("CO2") from its owned and operated units, including purchased power and REC retirement adjustments which reduce the CO2 emissions, were 50 million tons, resulting in a TVA system average, as delivered, CO2 emission rate of 638 lbs/MWh. This represents a 57 percent reduction in mass carbon emissions from 2005 levels. To remain consistent and to align with the EPA's reporting requirements, TVA intends to continue reporting CO2 emissions on a CY basis.

Additional quantitative emissions data is as follows:

Emissions and Intensity Rates (1)	CY 2021	CY 2020
Nitrogen Oxide (NOx)(2)
Total NOx Emissions (MT)	15,210	12,577
Total NOx Emissions Intensity (MT/Net MWh)	0.000109	0.000094
Sulfur Dioxide (SO2)(2)
Total SO2 Emissions (MT)	25,226	17,082
Total SO2 Emissions Intensity (MT/Net MWh)	0.000181	0.000127
Mercury (Hg)
Total Hg Emissions (kg)	22.3	17.5
Total Hg Emissions Intensity (kg/Net MWh)	0.0000002	0.0000001
Notes
(1) Intensity rates are calculated based on generation from TVA's most recent fiscal year for years indicated and emissions data from the most recent CYs.
(2) Emissions data is consistent with EEI ESG Sustainability Report standards, which are based on metric tons ("MTs") whereas overall CO2 emission rates and baseline reductions from historical levels are based on short tons.

While TVA continues down the path of lowering greenhouse gas ("GHG") emissions, there will be fluctuations in TVA's emission numbers. Between CY 2020 and CY 2021, TVA's GHG emissions reflect higher electricity usage in the Tennessee Valley as the region recovered from the effects of the COVID-19 pandemic and experienced economic growth. Changes in the power supply mix between CY 2020 and CY 2021 also impacted the emissions fluctuation, as TVA continues to make operational decisions to keep the system reliable and deliver low-cost energy.

Clean Air Act

    The Clean Air Act ("CAA") establishes a comprehensive program to protect and improve the nation's air quality and control sources of air pollution. The major CAA programs that affect TVA's power generation activities are described below.

    National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards ("NAAQS") for certain air pollutants. The EPA has done this for ozone, particulate matter, SO2, nitrogen dioxide, carbon monoxide, and lead. Over the years, the EPA has made the NAAQS more stringent. Each state must develop a plan to be approved by the EPA for achieving and maintaining NAAQS within its borders. These plans impose limits on emissions from pollution sources, including TVA fossil fuel-fired plants. Areas meeting a NAAQS are designated as attainment areas. Areas not meeting a NAAQS are designated as non-attainment areas, and more stringent requirements apply in those areas, including stricter controls on industrial facilities and more complicated and public permitting processes. TVA fossil fuel-fired plants can be impacted by these requirements. All TVA generating units are located in areas designated as in attainment with NAAQS.

Revised Cross-State Air Pollution Rule. The EPA issued the Cross-State Air Pollution Rule ("CSAPR") in 2011 requiring several states in the eastern U.S. to improve air quality by reducing power plant emissions that contribute to pollution in other states.  In 2016, the EPA issued an update to CSAPR to address cross-state air pollution (the "CSAPR Update Rule"). The EPA subsequently issued an additional rule to resolve any remaining cross-state air pollutant issues ("CSAPR Close-Out Rule"). The U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") remanded a portion of the CSAPR Update Rule back to the EPA to address its failure to require upwind states to eliminate substantial contributions to downwind non-attainment areas by the statutory deadline. The D.C. Circuit also vacated the CSAPR Close-Out Rule. On March 15, 2021, the EPA Administrator signed the final revisions to the Revised CSAPR Update Rule. The revisions address the defects identified by the D.C. Circuit and took effect on June 29, 2021. In this final action, the EPA reduced ozone-season NOx allowances for a group of 12 states, including Kentucky, and required sources in those states to surrender most of their allowance inventory. TVA’s Shawnee Fossil Plant ("Shawnee") facility is affected by these revisions. TVA is monitoring forecasted needs and has purchased allowances with plans to continue doing so as needed to comply with the rule in 2022. A longer-term compliance strategy for the facility is being developed that could include a combination of NOx control upgrades, operational changes, and allowance purchases.

Proposed Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone National Ambient Air Quality Standard. On March 11, 2022, the EPA issued a proposed Federal Implementation Plan (“FIP”) to address cross-state air pollution with respect to the 2015 ozone NAAQS. The proposed FIP establishes ozone-season NOx allowance budgets for electric generating units in 25 states, including Alabama, Kentucky, Mississippi, and Tennessee. TVA is currently evaluating potential impacts from this proposal. A compliance strategy for affected facilities in Kentucky and Tennessee could include a combination of NOx control upgrades, operational changes, and allowance purchases.

    Mercury and Air Toxics Standards for Electric Utility Units. In 2020, the EPA issued a final rule which revokes the agency's earlier finding that regulation of hazardous air pollutants ("HAP") emitted from steam electric utilities is appropriate and necessary. The rule does not remove electric generating units from the source categories listed under Section 112 of the CAA nor does it rescind the Mercury and Air Toxics Standards ("MATS") requirements. Additionally, the EPA determined that further restrictions on HAP emissions are not warranted based on a residual risk and technology review ("RTR") for this source category. TVA does not anticipate that the final rule will change TVA's MATS compliance requirements or strategy. On January 31, 2022, the EPA issued a proposed rule that revokes the 2020 finding and finds that regulation of HAP emitted from steam electric utilities is appropriate and necessary. In the proposal, the EPA is also reviewing the 2020 RTR by soliciting information on the performance and cost of new technologies to control HAP from steam electric utilities. If adopted in its current form, the proposed rule would not change TVA’s compliance requirements.

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

    Regional Haze Program. The EPA issued the Clean Air Visibility Rule, which required certain older sources to install best available retrofit technology. No additional controls or lower operating limits are required for any TVA units to meet best available retrofit technology requirements. In 2017, the EPA published the final rule that changed some of the requirements for Regional Haze State Implementation Plans ("SIPs"). Specific impacts cannot be determined until future Regional Haze SIPs are developed for the next decennial review under the visibility haze provisions of the CAA. States were required to submit their Regional Haze SIPs to the EPA by July 31, 2021. In response to requests from state air pollution control agencies in Tennessee and Kentucky, TVA submitted regional haze analyses for Cumberland and Shawnee, respectively, to those state agencies. The reports evaluate SO2 emission reduction options for these facilities and will be used by these state agencies in preparing their Regional Haze SIPs. TVA cannot predict the outcome of the EPA's evaluation of the SIPs to be submitted by Tennessee and Kentucky.

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

    Affordable Clean Energy Rule. In 2019, the EPA finalized the Affordable Clean Energy ("ACE") rule and repealed the EPA's previous regulation addressing GHG emissions from existing fossil fuel-fired units. The ACE rule established guidelines for GHG emissions from existing coal-fired units based on efficiency improvements that can be achieved at those units at reasonable cost. Several industry, environmental, and state and local petitioners filed for judicial review of the ACE rule. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule, and specified that the court's mandate will not issue with regard to the portion of the ACE rule that repeals the Clean Power Plan until after the EPA develops a replacement for the ACE rule. On October 29, 2021, the U.S. Supreme Court accepted the request filed by a coalition of states and other parties to review the D.C. Circuit's decision to vacate the ACE rule. Petitioners are asking the Supreme Court to rule on the extent of the EPA's authority to regulate GHG emissions from existing power plants under Section 111(d) of the CAA. In its recently published Unified Regulatory Agenda, the EPA indicated that it expects to publish a proposed rule to replace the ACE rule in July 2022. TVA is unable to predict the future course of the litigation on appeal, nor the direction that the EPA may take in the future to regulate GHG emissions from existing fossil fuel-fired units. As such, it is not possible at this time to predict the impacts EPA’s effort will have on the level of GHG emissions control to be required at existing TVA plants should the rule in some form survive promulgation and expected additional litigation.

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

Climate Change

    Executive Actions. On January 20, 2021, President Biden issued EO 13990, "Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis." EO 13990 directs federal agencies to review and revise regulations consistent with broad policy goals to improve public health and the environment, reduce GHG emissions, and prioritize environmental justice. On March 8, 2021, a coalition of 12 states filed a lawsuit in the U.S. District Court for the Eastern District of Missouri challenging President Biden's authority to establish interim values for the social cost of GHGs under EO 13990. On August 31, 2021, the court dismissed the matter, but the plaintiffs have appealed the decision to the U.S. Court of Appeals for the Eighth Circuit. A similar lawsuit is pending in the U.S. District Court for the Western District of Louisiana. EO 13990 also requires the EPA to review several environmental regulations to determine their consistency with the goals and policies prescribed in the EO. On March 16, 2022, the U.S. Court of Appeals for the Fifth Circuit issued a stay of the Louisiana District Court's injunction, restoring the government's ability to use social cost of carbon values in federal rulemaking. Given the pendency of the lawsuits and the absence of a final rule, specific impacts to TVA of EO 13990 cannot be determined or predicted at this time.

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

    Physical Impacts of Climate Change. Physical impacts of climate change may include, but not be limited to, changing weather patterns, extreme weather conditions, and other events such as flooding, droughts, wildfires, and snow or ice storms, and these events can impact TVA's system in terms of system operability, customer demand, and the health of regional economies. TVA has a Climate Change Action Plan which it updated in 2021 in support of EO 14008. TVA submitted its draft Climate Change Action Adaptation and Resiliency Plan to the White House in May 2021 and its final plan in August 2021. The goal of the action planning process is to ensure TVA continues to achieve its mission and program goals and to operate in a secure, effective, and efficient manner in a changing climate by integrating climate change adaptation efforts in coordination with state and local partners, tribal governments, and private stakeholders. TVA manages the potential effects of climate change on its mission, programs, and operations within its environmental management processes.

    Actions Taken by TVA to Reduce GHG Emissions. TVA has reduced GHG emissions from both its generation facilities and its operations.  TVA Board actions have focused on TVA's plan to balance its coal-fired generation by increasing its nuclear capacity, modernizing its hydroelectric generation system, increasing natural gas-fired generation, installing emission control equipment on certain of its coal-fired units, increasing its purchases of renewable energy, building solar facilities, and investing in energy efficiency initiatives to reduce energy use in the Tennessee Valley.  Additionally, TVA has invested to increase energy efficiency in its operations.  These changes support the broad electrification and carbon emission reduction efforts in other sectors of the economy. There are inherent challenges each year in both operations and asset changes. TVA will not sacrifice reliability at any time, which means that TVA must make certain operational decisions at times to keep the system reliable, possibly impacting annual performance on carbon emissions. Therefore, while TVA continues down the path of lowering GHG emissions, there will be fluctuations in TVA’s emission numbers resulting from changes in the power supply mix, weather impacts, economic conditions, and generating unit performance. As TVA evolves its generation portfolio, and after appropriate environmental review under NEPA, the TVA Board could make decisions about the timing, retirement, and replacement of aging fossil units or other expiring capacity, which may further TVA’s CO2 and other emissions reductions. The Environmental Policy also provides additional direction in several environmental stewardship areas related to reducing environmental impacts on the Valley's natural resources, including reducing carbon intensity and air emissions.

Renewable/Clean Energy Standards

Thirty-eight states and the District of Columbia have established enforceable or mandatory requirements for electric utilities to generate a certain amount of electricity from renewable sources or have established a renewable goal. In 12 of those states (and the District of Columbia) the requirement is for a 100% clean electricity standard or goal by 2050 or earlier. Two states within the TVA service area, North Carolina and Virginia, have mandatory renewable and clean energy goals that, while not applying directly to TVA, do apply to TVA's LPCs serving retail customers in those states. TVA's policy is to provide compliance assistance to any distributor of TVA power, and TVA is providing assistance to the covered LPCs that sell TVA power in North Carolina.  In 2020, Virginia signed into law the Clean Economy Act. The Act establishes a mandatory requirement for utilities to generate a certain amount of electricity from renewable sources. At this time, TVA is not impacted by the legislation due to the relatively small amount of electricity that TVA provides in Virginia compared to other utilities. Likewise, the Mississippi Public Service Commission adopted an energy efficiency rule applying to electric and natural gas providers in the state, and TVA is supplying information on participation in TVA's energy efficiency programs to support the covered Mississippi LPCs.

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

    Steam-Electric Effluent Guidelines. In 2015, the EPA revised existing steam-electric effluent limitation guidelines ("ELGs"), which regulate water discharge pollutants and require the application of certain pollutant control technologies. The 2015 ELGs established more stringent performance standards for existing and new sources and required major upgrades to wastewater treatment options at all coal-fired plants. Compliance with new requirements was originally required in the CYs
2018 - 2023 timeframe, but the EPA delayed the compliance dates for flue gas desulfurization ("FGD") wastewater and bottom ash transport water until CY 2020 - 2023 to allow the EPA time to review and potentially revise the ELGs with regard to these waste streams.

In October 2020, the EPA issued final revised ELGs for bottom ash transport water and FGD wastewater. The primary impact for TVA is on the operation of existing coal-fired generation facilities. The revised ELGs could impact long-term investment decisions being made relative to the long-term compliance and operability of these plants. The revisions may require TVA to install additional wastewater treatment systems for FGD wastewater and bottom ash transport water, and TVA could incur substantial costs to comply with the new rule.  In addition, the revised ELGs could cause TVA to further reduce utilization of its coal-fired generation facilities or even to decommission such facilities. The revision also includes a subcategory for which Cumberland would qualify that provides TVA greater flexibility in meeting the ELGs. The revision includes two additional subcategories for low utilization units and units that cease coal combustion by the end of CY 2028. TVA is evaluating the applicability of those subcategories to its plants as appropriate. In October 2021, TVA filed Notices of Planned Participation preserving the option for TVA's Bull Run, Cumberland, and Kingston plants to participate in the subcategory for units that cease coal combustion by the end of CY 2028.

Petitions for judicial review of the October 2020 ELG rule were filed in the D.C. Circuit and the U.S. Court of Appeals for the Fourth Circuit (the "Fourth Circuit") and have been consolidated in the Fourth Circuit in the case Appalachian Voices, et al. v. EPA. On August 3, 2021, the EPA announced a supplemental rulemaking to revise the Steam Electric Power Generating Effluent Limitations Guidelines and Standards. As part of the rulemaking process, the EPA will determine whether more stringent limitations and standards are appropriate and consistent with the technology-forcing statutory scheme and the goals of the CWA. The impact of the proposed rulemaking cannot be fully determined at this time. Because this rulemaking could result in more stringent ELGs, the EPA has requested that the Appalachian Voices, et al. v. EPA litigation in the Fourth Circuit be stayed pending the outcome of the supplemental rulemaking process.

Consistent with the 2020 rule, on January 8, 2021, TVA submitted requests to state regulatory authorities to modify NPDES permits for Kingston, Cumberland, Bull Run, Shawnee, and Gallatin Fossil Plant ("Gallatin") to incorporate into the permits limitations in the 2020 rule. The Kentucky Department for Environmental Protection issued a final revised permit for Shawnee in the fourth quarter of 2021 and an additional revision in the second quarter of 2022, and TDEC issued a final revised permit for Kingston in the first quarter of 2022. TDEC issued a revised draft permit for Gallatin in March 2022, and TVA anticipates TDEC will issue draft permits for Cumberland and Bull Run later in 2022.

The Sierra Club and the Center for Biological Diversity administratively appealed the NPDES permit issued for Kingston. See Note 20 — Contingencies and Legal Proceedings — Administrative Proceeding Regarding National Pollutant Discharge Elimination System Permit for Kingston.

Nationwide Permits for Dredge and Fill. On January 12, 2021, the USACE published notice of a final rule that reissued and modified 16 Nationwide Permits (“NWPs”) that authorize discharges of dredge and fill material into waters of the U.S. from certain designated activities. The final rule limits applicability of NWP 12, which previously authorized discharges from all utility line activities, to oil and natural gas pipelines, creates new NWPs for certain utility line activities, including NWP 57 for electric utility line and telecommunication activities, and modifies certain pre-construction notification requirements. The new NWP 12 is being challenged in court on the same grounds that were litigated in Northern Plains Resource Council v. U.S. Army Corps of Engineers, where the U.S. District Court for the District of Montana found the permit unlawful and vacated it. Although the new lawsuit does not challenge NWP 57, the NWP upon which TVA is most likely to rely for its utility line activities, the lawsuit raises claims that apply with equal force to NWP 57. However, the impact on TVA from this litigation cannot be evaluated fully until the legal challenge is resolved. On December 21, 2021, the EPA and the USACE reissued 41 NWPs in a final rule. The reissued permits went into effect on February 25, 2022. This reissuance has little impact on TVA operations, and the reissued permits will not be available for use by TVA until states issue a 401 water quality certification for these permits.

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

    TVA Sites. TVA historical operations at certain facilities have resulted in releases of contaminants that TVA is addressing, including at TVA's Environmental Research Center at Muscle Shoals, Alabama. TVA has completed several removal, remedial, and characterization actions at the site, as required by a hazardous waste permit issued by the Alabama Department of Environmental Management. At March 31, 2022, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information was available to develop a cost estimate was approximately $18 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheet. TVA has submitted an application for renewal of the RCRA permit as the current permit expires on September 27, 2022. Both the renewal process and the resulting renewed permit may include additional mandates for further remedial activities under RCRA's corrective action authorities. TVA has evaluated the potential impact that a permit renewal could have on its operations and does not believe that the renewal will have any adverse impacts at this time. In addition, the Environmental Research Center has an active groundwater monitoring program as part of a permitted corrective action plan.

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

    In August 2015, the TDEC issued an order that (1) established a process for TDEC to oversee TVA's implementation of the EPA's CCR rule and to ensure coordination and compliance with Tennessee laws and regulations that govern the management of CCR and (2) required TVA to investigate and assess CCR contamination risks at seven of TVA's eight coal-fired plants in Tennessee and to remediate any unacceptable risks.  The TDEC order does not allege that TVA is violating any CCR regulatory requirements nor does it assess TVA penalties.  The TDEC order sets out an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. TVA submitted to TDEC an environmental assessment report (“EAR”) for Allen in the fourth quarter of 2021 and an EAR for Cumberland in the third quarter of 2022. TVA is currently conducting environmental investigations for the remaining five sites in accordance with the TDEC-approved Environmental Investigation Plans and will submit EARs to TDEC upon completion of the related investigations. Upon TVA's submittal of each EAR, TDEC will review the document and provide comments, and TVA will make revisions until TDEC approves a final EAR for each site. It is too early to understand the scope of any remedial activities that may arise as a result of these pending investigations, and as such cost estimates for any required remedies are not possible to predict at this time.

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

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on projects related to environmental laws and regulations.

Estimated Potential Environmental Expenditures(1)(2) As of March 31, 2022 (in millions)
	Remaining 2022	2023	2024-2026(3)(4)	Total
Coal Combustion Residual Program(5)	$94	$189	$368	$651
Clean Air Act control projects(6)	20	38	90	148
Clean Water Act requirements(7)	69	64	7	140
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $111 million, $74 million, and $52 million for the remainder of 2022, 2023, and thereafter, respectively, in capital expenditures.
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. At March 31, 2022, TVA had accrued $12 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 20 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

    At March 31, 2022, TVA had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial and Strategy Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of March 31, 2022, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA's management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    During the quarter ended March 31, 2022, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

On May 11, 2022, the TVA Board of Directors (the “TVA Board”) took several actions related to compensation. The TVA Board (1) established fiscal year (“FY”) 2023 performance measures for the Corporate Multiplier under the Winning Performance Team Incentive Plan and Executive Annual Incentive Plan (“EAIP”), (2) established performance measures and goals for the FY 2023 – FY 2025 performance cycle under the Long-Term Incentive Plan (“LTIP”), and (3) approved administrative changes to the TVA Compensation Plan. In addition, on May 10, 2022, the Chief Executive Officer ("CEO") approved amendments to the EAIP and LTIP to align these plans to market.

Corporate Multiplier

The TVA Board approved the following performance measures for the Corporate Multiplier for FY 2023: (1) Safety – Serious Injury Incident Rate, (2) Total Financing Obligations, (3) Operating Cash Flow, (4) Net Income, (5) Jobs Created and Retained, and (6) Board Level Significant Events. These measures are described in more detail in the table below:

Performance Measure	Description	Target
Safety - Serious Injury Incident Rate	(Number of cases X 200,000) / (Number of hours worked by TVA employees and staff augmentation contractors)	0.00
Total Financing Obligations
The total amount of long-term debt (including unamortized premiums and discounts), short-term debt, leaseback obligations, energy prepayment obligations, and variable interest entities less unbudgeted contributions to unfunded liabilities
FY 2023 Budget
Operating Cash Flow	Net cash provided by operating activities as shown on TVA’s Consolidated Statements of Cash Flows	FY 2023 Budget
Net Income	Net income as shown on TVA’s Consolidated Statements of Operations	FY 2023 Budget
Jobs Created and Retained	The number of new or retained jobs in TVA’s service area for which TVA has played a role in the recruitment or retention of the economic development project	45,000 - 75,000
Board Level Significant Events	Items (both favorable and unfavorable) that the TVA Board deems significant and that affect TVA’s reputation, organizational health, or the public at large	Zero

Establishment of LTIP Performance Measures and Goals for the FY 2023 – FY 2025 Performance Cycle

The TVA Board approved LTIP performance measures for the FY 2023 – FY 2025 performance cycle. These performance measures, along with their associated weights and goals, are as follows:

FY 2023 - FY 2025 LTIP Performance Cycle
	Weight	Threshold	Target	Maximum
Non-Fuel Delivered Cost of Power(1)	45%	Budget + 4%	Budget	Budget - 4%
Load Not Served(2)	30%	4.5	3.9	3.2
External Performance Indicators for TVA Nuclear Fleet(3)	15%	Industry Median	Top Quartile	Top Fleet
Powerful Partnerships Survey(4)	10%	75.0	79.0	83.0
Notes
(1) Non-Fuel Delivered Cost of Power = (Operating and Maintenance Expense + Base Capital Expense + Interest Expense + Other Expense) / Budgeted Electric Power Sales. For the FY 2023 - 2025 LTIP performance cycle, the Non-Fuel Delivered Cost of Power measure will be calculated using an average of the FY 2023, FY 2024, and FY 2025 results.
(2) Load Not Served = (Percentage of Total Load Not Served) x (Number of Minutes in the Period). The Load Not Served measure excludes interruptions during declared major events, variances, gunfire, vandalism, and verified tornadoes and includes distributor provided load not served estimates for distributor connection point interruptions caused by TVA. For the FY 2023 – FY 2025 LTIP performance cycle, the Load Not Served measure will be calculated using an average of the FY 2023, FY 2024, and FY 2025 results.
(3) The External Performance Indicators for TVA Nuclear Fleet measure is calculated using a weighted combination of key performance indicators based on standard nuclear industry definitions for station performance, with the maximum obtainable being 100 points. For the FY 2023 – FY 2025 LTIP performance cycle, this measure will be based on FY 2025 results.
(4) The Powerful Partnerships Survey is conducted among customers, elected officials, business and economic development leaders, and the general public in the TVA service area to assess the strength of various stakeholder relationships with TVA. For the FY 2023 – FY 2025 LTIP performance cycle, the Powerful Partnerships Survey measure will be calculated using an average of the FY 2023, FY 2024, and FY 2025 results.

Administrative Changes to TVA Compensation Plan

On May 11, 2022, the TVA Board approved an amended and restated TVA Compensation Plan to streamline administration by incorporating into and thereby replacing an annual action item taken by the TVA Board granting the CEO authority to approve compensation for employees with salaries greater than Executive Schedule Level IV and by making other minor administrative revisions. A copy of the amended and restated TVA Compensation Plan is attached as Exhibit 10.1 to this report and is incorporated herein by reference. The foregoing description is qualified in its entirety by reference to such document.

Market Alignment Changes to TVA Incentive Compensation Plans

TVA competes for talent with large investor-owned utility companies and therefore must offer competitive compensation programs in order to attract, retain, and motivate the highly competent talent necessary to manage TVA’s complex operations, achieve superior performance objectives set annually by the TVA Board, and continue to successfully embrace the unique public power mission set forth in the TVA Act. To ensure TVA’s compensation programs remain competitive, a market review of TVA’s incentive compensation plans as compared to its pay comparator peer group was conducted. As a result, plan design opportunities to better reflect normative compensation practices within TVA’s pay comparator peer group were identified in TVA’s short- and long-term incentive plans.

Short-Term Incentive Plans

On May 10, 2022, the CEO approved plan design changes to TVA's short-term incentive plans, including the EAIP. The maximum scorecard opportunity increased to 200% to remain competitive through better alignment with market practices of TVA’s pay comparator peer group and to reward achievement of stretch performance goals. This change continues to reinforce corporate performance that contributes to TVA’s overall commitment to its stakeholders while maintaining the current plan design maximum payout based on a combination of scorecard results, a Corporate Multiplier, and an Individual Performance Multiplier. The changes also allow positive discretion on the Corporate Multiplier (increased to 1.1) to provide flexibility to recognize corporate achievements not directly captured in the scorecard results. A copy of the amended and restated EAIP, which also includes minor administrative revisions, is attached as Exhibit 10.2 to this report and is incorporated herein by reference. The foregoing description is qualified in its entirety by reference to such document.

LTIP

On May 10, 2022, the CEO approved changes to the LTIP. The maximum scorecard opportunity increased to 200% to remain competitive through better alignment with market practices of TVA’s pay comparator peer group and to reward achievement of stretch performance goals. A copy of the amended and restated LTIP, which also includes minor administrative revisions, is attached as Exhibit 10.3 to this report and is incorporated herein by reference. The foregoing description is qualified in its entirety by reference to such document.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated TVA Compensation Plan Approved by the TVA Board on May 11, 2022

10.2	Amended and Restated Executive Annual Incentive Plan Adopted as of May 10, 2022

10.3	Amended and Restated Long-Term Incentive Plan Adopted as of May 10, 2022

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 11, 2022		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)