Form 10-Q
period 2022-06-30
Tennessee Valley Authority
filed 2022-08-02
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	7

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	8
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Operations (Unaudited)............................................................................................................	10
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	10
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	11
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	12
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	49
Executive Overview...............................................................................................................................................................	49
Results of Operations............................................................................................................................................................	50
Liquidity and Capital Resources............................................................................................................................................	58
Key Initiatives and Challenges..............................................................................................................................................	61
Environmental Matters..........................................................................................................................................................	73
Legal Proceedings................................................................................................................................................................	81
Off-Balance Sheet Arrangements..........................................................................................................................................	81
Critical Accounting Estimates...........................................................................................................................	81
New Accounting Standards and Interpretations....................................................................................................................	81
Legislative and Regulatory Matters.......................................................................................................................................	82

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	82

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	82
Disclosure Controls and Procedures.....................................................................................................................................	82
Changes in Internal Control over Financial Reporting..........................................................................................................	82

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	82

ITEM 1A. RISK FACTORS...............................................................................................................................................	82

ITEM 5. OTHER INFORMATION..................................................................................................................................................	83

ITEM 6. EXHIBITS........................................................................................................................................................................	84

SIGNATURES...............................................................................................................................................................................	85

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the "Quarterly Report"):

Term or Acronym	Definition
ACE	Affordable Clean Energy
ACM	Assessment of Corrective Measures
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
BTA	Best technology available
BVUA	Bristol Virginia Utilities Authority
CAA	Clean Air Act
Caledonia CC	Caledonia Combined Cycle Plant
CCR	Coal combustion residuals
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	Carbon dioxide
COVID-19	Coronavirus Disease 2019
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CWA	Clean Water Act
CWIS	Cooling Water Intake Structures
CY	Calendar year
DCP	Deferred Compensation Plan
DER	Distributed energy resources
DOE	Department of Energy
EIS	Environmental Impact Statement
ELGs	Effluent Limitation Guidelines
EMPs	Electromagnetic pulses
EO(s)	Executive Order(s)
EPA	Environmental Protection Agency
ETS	Emergency Temporary Standard
EV	Electric Vehicle
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FHP	Financial Hedging Program
GAAP	Accounting principles generally accepted in the United States of America
GAC	Grid access charge
GHG	Greenhouse gas
GMD	Geomagnetic disturbances
HAP	Hazardous Air Pollutants
Holdco	John Sevier Holdco LLC
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hours
LPCs	Local power company customers
LTA	Long-Term Agreement
MATS	Mercury and Air Toxics Standards

MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NES	Nashville Electric Service
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
Nuclear Development	Nuclear Development, LLC
NWP	Nationwide Permit
OMB	Office of Management and Budget
PPA(s)	Power Purchase Agreement(s)
QTE	Qualified technological equipment and software
RCRA	Resource Conservation and Recovery Act
RECs	Renewable Energy Certificates
RFP(s)	Request(s) for proposals
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SIPs	State implementation plans
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
TDEC	Tennessee Department of Environment and Conservation
TVA	Tennessee Valley Authority
TVA Act	The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee
TVA Board	TVA Board of Directors
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
USACE	U.S. Army Corps of Engineers
VIE	Variable interest entity
WOTUS	Waters of the United States
XBRL	eXtensible Business Reporting Language

FORWARD-LOOKING INFORMATION

This Quarterly Report contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.  In certain cases, forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "believe," "intend," "project," "plan," "predict," "assume," "forecast," "estimate," "objective," "possible," "probably," "likely," "potential," "speculate," "aim," "goal," "seek," "strategy," "target," the negative of such words, or other similar expressions.

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
•The requirement or decision to make additional contributions to TVA's Nuclear Decommissioning Trust ("NDT") or Asset Retirement Trust ("ART");
•Limitations on TVA's ability to borrow money which may result from, among other things, TVA's approaching or substantially reaching the limit on bonds, notes, and other evidences of indebtedness (collectively, "Bonds") specified in the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee ("TVA Act");
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

GENERAL INFORMATION

Fiscal Year

References to years (2022, 2021, etc.) in this Quarterly Report are to Tennessee Valley Authority's ("TVA's") fiscal years ending September 30.  Years that are preceded by "CY" are references to calendar years.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	June 30, 2022	September 30, 2021
Current assets
Cash and cash equivalents	$501	$499
Accounts receivable, net	1,750	1,566
Inventories, net	1,013	950
Regulatory assets	389	196
Other current assets	269	287
Total current assets	3,922	3,498

Property, plant, and equipment
Completed plant	66,234	66,411
Less accumulated depreciation	(33,945)	(34,663)
Net completed plant	32,289	31,748
Construction in progress	2,216	2,458
Nuclear fuel	1,494	1,566
Finance leases	645	692
Total property, plant, and equipment, net	36,644	36,464

Investment funds	3,751	4,053

Regulatory and other long-term assets
Regulatory assets	7,789	7,956
Operating lease assets, net of amortization	168	165
Other long-term assets	401	320
Total regulatory and other long-term assets	8,358	8,441

Total assets	$52,675	$52,456
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	June 30, 2022	September 30, 2021
Current liabilities
Accounts payable and accrued liabilities	$2,384	$2,215
Accrued interest	249	282
Asset retirement obligations	313	266
Current portion of leaseback obligations	—	25
Regulatory liabilities	331	340
Short-term debt, net	1,034	780
Current maturities of power bonds	1,029	1,028
Current maturities of long-term debt of variable interest entities	44	43
Total current liabilities	5,384	4,979

Other liabilities
Post-retirement and post-employment benefit obligations	4,791	5,045
Asset retirement obligations	6,898	6,736
Finance lease liabilities	648	687
Other long-term liabilities	1,560	2,041
Regulatory liabilities	88	40
Total other liabilities	13,985	14,549

Long-term debt, net
Long-term power bonds, net	17,383	17,457
Long-term debt of variable interest entities, net	985	1,006
Total long-term debt, net	18,368	18,463

Total liabilities	37,737	37,991

Contingencies and legal proceedings (Note 20)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	14,167	13,689
Total power program proprietary capital	14,425	13,947
Nonpower programs appropriation investment, net	535	540
Accumulated other comprehensive income (loss)	(22)	(22)
Total proprietary capital	14,938	14,465

Total liabilities and proprietary capital	$52,675	$52,456
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
Operating revenues
Revenue from sales of electricity	$2,932	$2,491	$8,318	$7,294
Other revenue	38	36	119	109
Total operating revenues	2,970	2,527	8,437	7,403
Operating expenses
Fuel	539	428	1,563	1,210
Purchased power	465	251	1,208	682
Operating and maintenance	722	747	2,269	2,106
Depreciation and amortization	513	385	1,535	1,144
Tax equivalents	141	126	412	371
Total operating expenses	2,380	1,937	6,987	5,513
Operating income	590	590	1,450	1,890
Other income (expense), net	(6)	11	11	37
Other net periodic benefit cost	64	65	194	194
Interest expense	264	267	791	824
Net income	$256	$269	$476	$909
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
Net income	$256	$269	$476	$909
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(40)	35	(50)	158
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	34	(64)	50	(114)
Total other comprehensive income	(6)	(29)	—	44
Total comprehensive income	$250	$240	$476	$953
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Nine Months Ended June 30
 (in millions)

	2022	2021
Cash flows from operating activities
Net income	$476	$909
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	1,551	1,160
Amortization of nuclear fuel cost	252	285
Non-cash retirement benefit expense	246	250
Other regulatory amortization and deferrals	(203)	(16)
Changes in current assets and liabilities
Accounts receivable, net	(184)	60
Inventories and other current assets, net	(131)	(26)
Accounts payable and accrued liabilities	298	98
Accrued interest	(34)	(51)
Pension contributions	(233)	(231)
Other, net	(204)	(211)
Net cash provided by operating activities	1,834	2,227

Cash flows from investing activities
Construction expenditures	(1,772)	(1,476)
Nuclear fuel expenditures	(235)	(243)
Loans and other receivables
Advances	(9)	(7)
Repayments	12	6
Other, net	26	22
Net cash used in investing activities	(1,978)	(1,698)

Cash flows from financing activities
Long-term debt
Redemptions and repurchases of power bonds	(28)	(1,860)
Redemptions of debt of variable interest entities	(21)	(20)
Short-term debt issues (redemptions), net	254	1,541
Payments on leases and leasebacks	(63)	(207)
Other, net	5	15
Net cash provided by (used in) financing activities	147	(531)
Net change in cash, cash equivalents, and restricted cash	3	(2)
Cash, cash equivalents, and restricted cash at beginning of period	518	521
Cash, cash equivalents, and restricted cash at end of period	$521	$519
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended June 30, 2022 and 2021
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2021	$258	$12,815	$544	$22	$13,639
Net income (loss)	—	271	(2)	—	269
Total other comprehensive income (loss)	—	—	—	(29)	(29)
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at June 30, 2021	$258	$13,085	$542	$(7)	$13,878

Balance at March 31, 2022	$258	$13,910	$537	$(16)	$14,689
Net income (loss)	—	258	(2)	—	256
Total other comprehensive income (loss)	—	—	—	(6)	(6)
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at June 30, 2022	$258	$14,167	$535	$(22)	$14,938
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Nine Months Ended June 30, 2022 and 2021
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2020	$258	$12,177	$548	$(51)	$12,932
Net income (loss)	—	915	(6)	—	909
Total other comprehensive income (loss)	—	—	—	44	44
Return on power program appropriation investment	—	(3)	—	—	(3)
Implementation of Financial Instruments - Credit Losses Standard	—	(4)	—	—	(4)
Balance at June 30, 2021	$258	$13,085	$542	$(7)	$13,878

Balance at September 30, 2021	$258	$13,689	$540	$(22)	$14,465
Net income (loss)	—	481	(5)	—	476
Total other comprehensive income (loss)	—	—	—	—	—
Return on power program appropriation investment	—	(3)	—	—	(3)
Balance at June 30, 2022	$258	$14,167	$535	$(22)	$14,938
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

Power rates are established by the TVA Board as authorized by the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee ("TVA Act").  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes ("tax equivalents"); debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the Power Program Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business. TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment with the 2014 payment; therefore, this repayment obligation is no longer a component of rate setting.  In setting TVA's rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Rates set by the TVA Board are not subject to review or approval by any state or other federal regulatory body.

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

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash (in millions)
	At June 30, 2022	At September 30, 2021
Cash and cash equivalents	$501	$499
Restricted cash and cash equivalents included in Other long-term assets	20	19
Total cash, cash equivalents, and restricted cash	$521	$518

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

To determine the allowance for trade receivables, TVA considers historical experience and other currently available information, including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements by the due date. TVA's corporate credit department also performs an assessment of the financial condition of customers and the credit quality of the receivables. In addition, TVA reviews other reasonable and supportable forecasts to determine if the allowance for uncollectible amounts should be further adjusted in accordance with the accounting guidance for Current Expected Credit Losses.

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

    The allowance for uncollectible accounts was less than $1 million at both June 30, 2022, and September 30, 2021, respectively, for trade accounts receivable. Additionally, loans receivable of $128 million and $99 million at June 30, 2022, and September 30, 2021, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $4 million at both June 30, 2022 and September 30, 2021.

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

Depreciation expense was $459 million and $347 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $1.4 billion and $1.0 billion for the nine months ended June 30, 2022 and 2021, respectively. Implementation of the new depreciation rates resulted in an estimated increase of approximately $309 million in depreciation and amortization expense for the nine months ended June 30, 2022, as compared to the same period of the prior year. This estimate represents the effect of using the new depreciation rates on the property, plant, and equipment balances at June 30, 2021, and does not include any potential impact from additions to or retirements of net completed plant that occurred since June 30, 2021. See Note 6 — Plant Closures for a discussion of the impact of plant closures.

2.  Impact of New Accounting Standards and Interpretations

    The following are accounting standard updates issued by the Financial Accounting Standards Board that TVA adopted during 2022:

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

Reference Rate Reform
Description
This guidance provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rates ("SOFR").

Effective Date for TVA	December 31, 2021
Effect on the Financial Statements or Other Significant Matters
TVA had interest rate swap contracts that totaled a notional value of $1.5 billion at December 31, 2021, that were indexed to LIBOR. TVA adopted the International Swaps and Derivative Association’s ("ISDA’s") LIBOR fallback protocol for interest rate swaps prior to December 31, 2021. Under this protocol, U.S. dollar LIBOR transactions would fall back to the SOFR upon cessation of the related LIBOR publication. The interest rate swap contracts did not receive hedge accounting treatment, and therefore TVA did not elect any optional expedients for this modification. TVA does not have any other significant contracts, including lease agreements, that include payments indexed to LIBOR. Therefore, the change of reference rate did not have a material impact on TVA’s financial condition, results of operations, or cash flows.

    The following accounting standards have been issued but, at June 30, 2022, were not effective and had not been adopted by TVA:

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

Troubled Debt Restructurings and Vintage Disclosures
Description
This guidance eliminates the recognition and measurement guidance on troubled debt restructuring for creditors that have adopted Financial Instruments-Credit Losses and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. Additionally, the guidance requires public business entities to present current-period gross write-offs by year of origination in their vintage disclosures.

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

3.  Accounts Receivable, Net

    Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net (in millions)
	At June 30, 2022	At September 30, 2021
Power receivables	$1,677	$1,480
Other receivables	73	86
Accounts receivable, net(1)	$1,750	$1,566
Note
(1) Allowance for uncollectible accounts was less than $1 million at June 30, 2022, and September 30, 2021, and therefore is not represented in the table above.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net (in millions)
	At June 30, 2022	At September 30, 2021
Materials and supplies inventory	$804	$775
Fuel inventory	246	198
Renewable energy certificates/emissions allowance inventory, net	18	12
Allowance for inventory obsolescence	(55)	(35)
Inventories, net	$1,013	$950

5. Other Current Assets

Other current assets consisted of the following:

Other Current Assets (in millions)
	At June 30, 2022	At September 30, 2021
Commodity contract derivative assets	$163	$210
Other	106	77
Other current assets	$269	$287
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

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Bull Run, TVA has recognized a cumulative $447 million of accelerated depreciation since the second quarter of 2019. Of this amount, $35 million was recognized for Bull Run during both the three months ended June 30, 2022 and the three months ended June 30, 2021, and $105 million and $102 million were recognized during the nine months ended June 30, 2022 and the nine months ended June 30, 2021, respectively.

In addition, service lives for Cumberland Fossil Plant, Gallatin Fossil Plant, Kingston Fossil Plant ("Kingston"), and Shawnee Fossil Plant were lowered in a new depreciation study implemented during the first quarter of 2022 to reflect current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. As a result, TVA recognized an estimated $253 million of additional depreciation related to these four coal-fired plants during the nine months ended June 30, 2022. This estimate represents the effect of using the new depreciation rates on the property, plant, and equipment balances at June 30, 2021, and does not include any potential impact from additions to or retirements of net completed plant that occurred since June 30, 2021.

During the nine months ended June 30, 2022, TVA also recognized $17 million in Operating and maintenance expense related to additional inventory reserves and write-offs for the coal-fired fleet, including Bull Run. Of this amount, $6 million was recognized during the three months ended June 30, 2022.

7.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At June 30, 2022	At September 30, 2021
Loans and other long-term receivables, net	$125	$96
EnergyRight® receivables, net	50	57
Prepaid long-term service agreements	60	44
Commodity contract derivative assets	88	40
Other	78	83
Total other long-term assets	$401	$320

Loans and Other Long-Term Receivables. TVA's loans and other long-term receivables primarily consist of economic development loans for qualifying organizations and a receivable for reimbursements to recover the cost of providing long-term, on-site storage for spent nuclear fuel. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both June 30, 2022 and September 30, 2021, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $3 million.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At June 30, 2022, and September 30, 2021, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $13 million and $15 million, respectively. See Note 10 — Other Long-Term Liabilities for information regarding the associated financing obligation.

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

Allowance Components (in millions)
	At June 30, 2022	At September 30, 2021
EnergyRight® loan reserve	$1	$1
Economic development loan collective reserve	1	1
Economic development loan specific loan reserve	2	2
Total allowance for loan losses	$4	$4

    Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both June 30, 2022, and September 30, 2021, prepayments of $12 million were recorded in Other current assets.

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

Regulatory Assets and Liabilities
	At June 30, 2022	At September 30, 2021
Current regulatory assets
Unrealized losses on interest rate derivatives	$71	$114
Unrealized losses on commodity derivatives	14	3
Fuel cost adjustment receivable	304	79
Total current regulatory assets	389	196

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	3,442	3,668
Non-nuclear decommissioning costs	2,872	2,653
Unrealized losses on interest rate derivatives	645	1,122
Nuclear decommissioning costs	686	363
Unrealized losses on commodity derivatives	5	—
Other non-current regulatory assets	139	150
Total non-current regulatory assets	7,789	7,956
Total regulatory assets	$8,178	$8,152

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$165	$130
Unrealized gains on commodity derivatives	166	210
Total current regulatory liabilities	331	340

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	88	40
Total non-current regulatory liabilities	88	40
Total regulatory liabilities	$419	$380

TVA reinstated the FHP in December 2021, and hedging activity began under the program in the second quarter of 2022. Currently, TVA is hedging exposure to the price of natural gas under the FHP. Deferred gains and losses relating to TVA’s FHP are included as part of unrealized gains and losses on commodity derivatives. TVA defers all mark-to-market ("MtM") unrealized gains or losses as regulatory liabilities or assets, respectively, and records the realized gains or losses in fuel and purchased power expense as the contracts settle to match the delivery period of the underlying commodity. This accounting treatment reflects TVA's ability and intent to include the realized gains or losses of these commodity contracts in future periods through the fuel cost adjustment. Net unrealized gains and losses for any settlements that occur within 12 months or less are classified as a current regulatory liability or asset. See Note 14 — Risk Management Activities and Derivative Transactions.

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG at June 30, 2022, and September 30, 2021, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At June 30, 2022	At September 30, 2021
Current liabilities
Accrued interest	$22	$10
Accounts payable and accrued liabilities	3	3
Current maturities of long-term debt of variable interest entities	44	43
Total current liabilities	69	56
Other liabilities
Other long-term liabilities	18	20
Long-term debt, net
Long-term debt of variable interest entities, net	985	1,006
Total liabilities	$1,072	$1,082

Interest expense of $13 million for both the three months ended June 30, 2022 and 2021, and $38 million and $39 million for the nine months ended June 30, 2022 and 2021, respectively, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to operating leases. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At June 30, 2022	At September 30, 2021(1)
Interest rate swap liabilities	$1,002	$1,524
Operating lease liabilities	111	122
Currency swap liabilities	123	76
EnergyRight® financing obligation	58	66
Long-term deferred compensation	35	42
Advances for construction	50	24
Long-term deferred revenue	39	37
Accrued long-term service agreements	9	29
Other	133	121
Total other long-term liabilities	$1,560	$2,041
Note
(1) At September 30, 2021, $5 million and $19 million previously classified as Long-term deferred revenue (a component of Other long-term liabilities) and Other (a component of Other long-term liabilities), respectively, have been reclassified to Advances for construction (a component of Other long-term liabilities) to conform with current year presentation.

    Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets. At June 30, 2022, and September 30, 2021, the carrying amount of the interest rate swap liabilities recorded in Accounts payable and accrued liabilities and Accrued interest was $72 million and $115 million, respectively. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities.

Operating Lease Liabilities. TVA's operating leases consist primarily of railcars, equipment, real estate/land, and power generating facilities. At June 30, 2022 and September 30, 2021, the current portion of TVA's operating leases recorded in Accounts payable and accrued liabilities was $60 million and $40 million, respectively.

Currency Swap Liabilities. To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At June 30, 2022 and September 30, 2021, the carrying amount of the currency swap liabilities reported in Accounts payable and accrued liabilities was $10 million and $7 million, respectively. See Note 14 — Risk Management Activities and Derivative Transactions — Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At June 30, 2022, and September 30, 2021, the carrying amount of the financing obligation recorded in Accounts payable and accrued liabilities was $15 million and $16 million, respectively. See Note 7 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Compensation. TVA provides compensation arrangements to engage and retain certain employees, both executive and non-executive, which are designed to provide participants with the ability to defer compensation to future periods. The current and long-term portions are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At June 30, 2022 and September 30, 2021, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $46 million and $51 million, respectively.

Advances for Construction. TVA receives refundable and non-refundable advances for construction that are generally intended to defray all or a portion of the costs of building or extending TVA’s existing power assets. Amounts received are deferred as a liability with the long-term portion representing amounts that will not be recognized within the next 12 months. As projects meet milestones or other contractual obligations, the refundable portion is refunded to the customer and the non-refundable portion is recognized as contributions in aid of construction and offsets the cost of plant assets. At June 30, 2022 and September 30, 2021, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $35 million and $38 million, respectively.

Long-Term Deferred Revenue. Long-term deferred revenue represents payments received that exceed services rendered resulting in the deferral of revenue. This long-term portion represents amounts that will not be recognized within the next 12 months primarily related to fiber and transmission agreements. The current and long-term portions of the deferral are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At June 30, 2022 and September 30, 2021, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $14 million and $17 million, respectively.

    Accrued Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At June 30, 2022 and September 30, 2021, the current amount of accrued long-term service agreements recorded in Accounts payable and accrued liabilities was $38 million and $28 million, respectively.

11.  Asset Retirement Obligations

During the nine months ended June 30, 2022, TVA's total asset retirement obligations ("ARO") liability increased $209 million as a result of periodic accretion and revisions in estimate, partially offset by settlement projects that were conducted during the period. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the nine months ended June 30, 2022, $103 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 8 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 15 — Fair Value Measurements — Investment Funds and Note 20 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2021	$3,428	$3,574	$7,002	(1)
Settlements	(2)	(195)	(197)
Revisions in estimate	3	237	240
Accretion (recorded as regulatory asset)	116	50	166
Balance at June 30, 2022	$3,545	$3,666	$7,211	(1)
Note
(1) Includes $313 million and $266 million at June 30, 2022, and September 30, 2021, respectively, recorded in Current liabilities.

The revisions in non-nuclear estimates increased the liability balance by $237 million for the nine months ended June 30, 2022. TVA implemented revised depreciation rates during the first quarter of 2022 applicable to its completed plant as a result of the completion of a new depreciation study. The study included a decline in the service life estimates of TVA’s coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. As a result of the change in the service life estimates reflected in the depreciation study, TVA performed an assessment of the assumptions used in the timing of cash flows related to its non-nuclear AROs. Based on the assessment, TVA identified changes to its projections of timing of certain asset retirement activities, resulting in an increase of $47 million to the ARO. In addition, TVA completed an engineering review of its cost estimates for closure of certain areas containing coal fines at Paradise Fossil Plant, resulting in an increase of $119 million due to expected cost increases for necessary changes in activities associated with proper completion of the closure. During the second quarter of 2022, based on refined project cost assumptions and scope changes, TVA revised its AROs for the closure of certain coal yards at its fossil plants, resulting in an increase to AROs of $57 million. During the third quarter, coal combustion residual ("CCR") closure liabilities at Paradise and Cumberland Fossil Plants increased $82 million due to new vendor bids, modified closure designs, and revised estimates for construction costs. Partially offsetting these increases, was a reduction in expected CCR post-closure care costs for maintenance and monitoring at Paradise, Shawnee, and Colbert Fossil Plants resulting in a decrease in these liabilities of $53 million.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at June 30, 2022, and September 30, 2021, consisted of the following:

Debt Outstanding (in millions)
	At June 30, 2022	At September 30, 2021
Short-term debt
Short-term debt, net	$1,034	$780
Current maturities of power bonds issued at par	1,029	1,028
Current maturities of long-term debt of VIEs issued at par	44	43
Total current debt outstanding, net	2,107	1,851
Long-term debt
Long-term power bonds(1)	17,491	17,572
Long-term debt of VIEs, net	985	1,006
Unamortized discounts, premiums, issue costs, and other	(108)	(115)
Total long-term debt, net	18,368	18,463
Total debt outstanding	$20,475	$20,314
Note
(1) Includes net exchange gain from currency transactions of $110 million and $58 million at June 30, 2022, and September 30, 2021, respectively.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2021, to June 30, 2022:

Debt Securities Activity
	Date	Amount (in millions)
Redemptions/Maturities(1)
2009 Series B	December 2021	$1
2009 Series B	June 2022	27
Total redemptions/maturities of power bonds		28

Debt of variable interest entities		21
Total redemptions/maturities of debt		$49
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

    TVA has funding available under four long-term revolving credit facilities totaling approximately $2.7 billion: a $150 million credit facility that matures on February 9, 2024, a $500 million credit facility that matures on February 1, 2025, a $1.0 billion credit facility that matures on September 21, 2026, and a $1.0 billion credit facility that matures on March 25, 2027. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At June 30, 2022, and September 30, 2021, there were approximately $743 million and $1.2 billion, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. See Note 14 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At June 30, 2022 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
February 2024	$150	$38	$—	$112
February 2025	500	500	—	—
September 2026	1,000	99	—	901
March 2027	1,000	106	—	894
Total	$2,650	$743	$—	$1,907

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2022 with a maturity date of September 30, 2022. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at June 30, 2022. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

Lease/Leasebacks

    TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software ("QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At September 30, 2021, the outstanding leaseback obligations related to the remaining CTs and QTE were $25 million. There were no outstanding leaseback obligations related to the remaining CTs and QTE at June 30, 2022. Prior to 2021, TVA made final rent payments involving 16 CTs and acquired the equity interest related to these transactions. Rent payments under the remaining CT lease/leaseback transactions were made through January 2022. TVA gave notice in December 2021 of its election to acquire the equity interests related to the remaining eight CTs for a total of $155 million. The associated acquisitions are expected to close in December 2022 and May 2023.

In October 2019, TVA provided notice of its intent to purchase the ownership interest in certain QTE through a series of installments. TVA made its last repurchase payment in December 2021, after which the associated leases were terminated.

13.  Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA's currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA's portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt and any related accrued interest in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended June 30, 2022 and 2021, TVA reclassified $34 million of losses and $64 million of gains, respectively, related to its cash flow hedges from AOCI to Interest expense. During the nine months ended June 30, 2022 and 2021, TVA reclassified $50 million of losses and $114 million of gains, respectively, related to its cash flow hedges from AOCI to Interest expense. See Note 14 — Risk Management Activities and Derivative Transactions.

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
			Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2022	2021	2022	2021
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$(40)	$35	$(50)	$158

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	2022	2021	2022	2021
Currency swaps	$(34)	$64	$(50)	$114
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $25 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to exchange loss on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1)
			Three Months Ended June 30		Nine Months Ended June 30
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2022	2021	2022	2021
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(26)	$(29)	$(83)	$(86)

Commodity derivatives under the FHP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	14	—	14	—
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three and nine months ended June 30, 2022 and for the three and nine months ended June 30, 2021.
(2) Amount recognized in 2022 is solely reported in Fuel expense.

Fair Values of TVA Derivatives (in millions)
	At June 30, 2022		At September 30, 2021
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(69)	Accounts payable and accrued liabilities $(6); Other long-term liabilities $(63)	$(36)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(32)
£150 million Sterling	(64)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(60)	(47)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(44)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(791)	Accounts payable and accrued liabilities $(40); Accrued interest $(15); Other long-term liabilities $(736)	$(1,182)	Accounts payable and accrued liabilities $(44); Accrued interest $(37); Other long-term liabilities $(1,101)
$476 million notional	(283)	Accounts payable and accrued liabilities $(16); Accrued interest $(1); Other long-term liabilities $(266)	(455)	Accounts payable and accrued liabilities $(22); Accrued interest $(10); Other long-term liabilities $(423)
$42 million notional(1)	—	N/A	(2)	Accounts payable and accrued liabilities $(1); Accrued interest $(1)
Commodity contract derivatives	183	Other current assets $154; Other long-term assets $36; Accounts payable and accrued liabilities $(4); Other long-term liabilities $(3)	247	Other current assets $210; Other long-term assets $40; Accounts payable and accrued liabilities $(3)
Commodity derivatives under the FHP	52	Accounts receivable, net $3; Other current assets $9; Other long-term assets $52; Accounts payable and accrued liabilities $(10); Other long-term liabilities $(2)	—	N/A
Note
(1) At September 30, 2021, represented two interest rate swaps with notional amounts of $28 million and $14 million. In 2022, final payments were made on both of the interest rate swaps.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had two currency swaps outstanding at June 30, 2022, with total currency exposure of £400 million and expiration dates in 2032 and 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

    Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the MtM gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended June 30, 2022 and 2021, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $262 million and increase in unrealized losses of $183 million, respectively. For the nine months ended June 30, 2022 and 2021, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $533 million and $346 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market these natural gas contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At June 30, 2022, TVA's natural gas contract derivatives had terms of up to three years.

Commodity Contract Derivatives
	At June 30, 2022			At September 30, 2021
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	60	364 million mmBtu	$183	40	263 million mmBtu	$247

Commodity Derivatives under the FHP. In December 2021, TVA reinstated the FHP, and hedging activity began under the program in the second quarter of 2022. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's policy prohibits trading financial instruments under the FHP for speculative purposes. At June 30, 2022, TVA's natural gas swap contracts under the FHP had remaining terms of up to three years.

Commodity Derivatives under Financial Hedging Program(1)
	At June 30, 2022				At September 30, 2021
	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)
Natural gas
Swap contracts	131	163	million mmBtu	$52	—	—	million mmBtu	$—
Note
(1) Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net value of contractual amounts.

TVA defers all FHP unrealized gains (losses) as regulatory liabilities (assets) and records the realized gains or losses in fuel and purchased power expense to match the delivery period of the underlying commodity.

Offsetting of Derivative Assets and Liabilities

    The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At June 30, 2022	At September 30, 2021
Assets
Commodity contract derivatives	$190	$250
Commodity derivatives under the FHP(2)	64	—
Total derivatives subject to master netting or similar arrangement	$254	$250

Liabilities
Currency swaps	$133	$83
Interest rate swaps(3)	1,074	1,639
Commodity contract derivatives	7	3
Commodity derivatives under the FHP(2)	12	—
Total derivatives subject to master netting or similar arrangement	$1,226	$1,725
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no other material offsetting amounts on TVA's Consolidated Balance Sheets at either June 30, 2022, or September 30, 2021.
(2) At June 30, 2022, the gross derivative asset and gross derivative liability was $86 million and $34 million, respectively, with offsetting amounts for each totaling $22 million. TVA received $10 million of collateral from counterparties as of June 30, 2022, which is recorded separately from the fair values of the derivative assets and liabilities and reported in Accounts payable and accrued liabilities.
(3) Letters of credit of approximately $743 million and $1.2 billion were posted as collateral at June 30, 2022, and September 30, 2021, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the TVA Deferred Compensation Plan ("DCP"). See Note 15 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At June 30, 2022, and September 30, 2021, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $2 million at both June 30, 2022, and September 30, 2021.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At June 30, 2022, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.2 billion.  TVA's collateral obligations at June 30, 2022, under these arrangements were $721 million, for which TVA had posted $743 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral. In addition, as of June 30, 2022, TVA received $10 million of collateral from counterparties related to the commodity derivatives under the FHP.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.7 billion and $1.5 billion of receivables from power sales outstanding at June 30, 2022, and September 30, 2021, respectively, nearly all counterparties were rated investment grade. The obligations of customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 3 — Accounts Receivable, Net, and Note 7 — Other Long-Term Assets.

    TVA had revenue from two LPCs that collectively accounted for 16 percent of total operating revenues for both the nine months ended June 30, 2022 and the nine months ended June 30, 2021.

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

TVA has experienced an increase in supplier impacts as a result of COVID-19 and the state of global supply chains and the economy, such as project delays, limited availability of supplies, and price increases. Russia's invasion of Ukraine has further intensified the state of global supply chains in addition to inflationary pressures and COVID-19, and TVA will continue to monitor these pressures.

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

    Coal. To ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at June 30, 2022. The contracted supply of coal is sourced from several geographic regions of the U.S. and is delivered via barge and rail. As a result of emerging technologies, environmental regulations, industry trends, and natural gas market volatility over the past few years, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies, restructuring, mine closures, or other scenarios. A long-term continued decline in demand for coal could result in more consolidations, additional bankruptcies, restructuring, mine closures, or other scenarios. Current market conditions indicate limited availability of spot market coal due to increased exports, utility demand, and mine capacity and capability.

TVA experienced challenges in 2021 related to coal supply, as a result of supply limitation and transportation challenges. Coal supply and transportation continue to be constrained in 2022, and these constraints are anticipated to continue into 2023. Rail service continues to limit TVA’s ability to receive contracted supply, and TVA is also seeing significant supply constraints and price increases for reagents, diesel fuel, and fuel surcharges associated with coal transport, which are also expected to continue. In addition, higher than projected demand in May and June of 2022 have impacted coal inventories. TVA will continue to monitor the coal supply challenges and utilize its contracting strategy and diverse generation portfolio to balance needs and ensure adequate fuel supplies.

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

Other Suppliers. Mounting solar supply chain constraints, commodity price increases, and the recent trade policy investigation into solar panel imports have created challenges for the U.S. solar industry, threatening project delays, cancellations, and price increases. These constraints are affecting contracted PPAs from previous requests for proposals ("RFPs") that are not yet online and TVA's Self-Directed Solar project.

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur substantial costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At June 30, 2022, all of TVA's commodity derivatives under the FHP, currency swaps, and interest rate swaps were with counterparties whose Moody's credit ratings were A2 or higher.

    TVA classifies forward natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At June 30, 2022, the natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

At June 30, 2022, Investment funds were comprised of $3.8 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $2.6 billion and $1.1 billion, respectively, at June 30, 2022.

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

    Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $191 million, private real assets of $128 million, and private credit of $50 million at June 30, 2022. The ART had unfunded commitments related to limited partnerships in private equity of $110 million, private real assets of $78 million, and private credit of $27 million at June 30, 2022. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses) (in millions)
		Three Months Ended June 30		Nine Months Ended June 30
Fund	Financial Statement Presentation	2022	2021	2022	2021
NDT	Regulatory assets	$(331)	$107	$(305)	$361
ART	Regulatory assets	(139)	48	(147)	168
SERP	Other income (expense)	(9)	3	(14)	8
DCP	Other income (expense)	(2)	1	(4)	1

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2021) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in no change in the fair value of assets and a $1 million decrease in the fair value of liabilities at June 30, 2022.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2022, and September 30, 2021. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At June 30, 2022 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$572	$—	$—	$572
Government debt securities(1)	438	20	—	458
Corporate debt securities(2)	—	310	—	310
Mortgage and asset-backed securities	—	75	—	75
Institutional mutual funds	187	—	—	187
Forward debt securities contracts	—	2	—	2
Private equity funds measured at net asset value(3)	—	—	—	449
Private real asset funds measured at net asset value(3)	—	—	—	345
Private credit measured at net asset value(3)	—	—	—	99
Commingled funds measured at net asset value(3)	—	—	—	1,254
Total investments	1,197	407	—	3,751
Commodity contract derivatives	—	190	—	190
Commodity derivatives under the FHP	—	64	—	64
Total	$1,197	$661	$—	$4,005

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(4)	$—	$133	$—	$133
Interest rate swaps	—	1,074	—	1,074
Commodity contract derivatives	—	7	—	7
Commodity derivatives under FHP	—	12	—	12
Total	$—	$1,226	$—	$1,226
Notes
(1) Includes government-sponsored entities, including $438 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
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

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at June 30, 2022, and September 30, 2021, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at June 30, 2022, and September 30, 2021, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At June 30, 2022		At September 30, 2021
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$63	$63	$72	$71

Loans and other long-term receivables, net (including current portion)	Level 2	128	120	99	94

EnergyRight® financing obligations (including current portion)	Level 2	73	82	82	92

Unfunded loan commitments	Level 2	—	—	—	3

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	21	25	23	30

Long-term outstanding power bonds, net (including current maturities)	Level 2	18,412	19,916	18,485	24,309

Long-term debt of VIEs, net (including current maturities)	Level 2	1,029	1,074	1,049	1,307

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

LPC sales
Approximately 91 percent of TVA's revenue from sales of electricity for the three and nine months ended June 30, 2022, respectively, was to LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During the three and nine months ended June 30, 2022, revenues generated from TVA's electricity sales were $2.9 billion and $8.3 billion, respectively, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three and nine months ended June 30, 2022 and 2021, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
Alabama	$419	$359	$1,203	$1,072
Georgia	69	60	207	184
Kentucky	195	163	556	457
Mississippi	283	237	788	686
North Carolina	20	15	63	49
Tennessee	1,929	1,646	5,455	4,810
Virginia	10	10	34	31
Subtotal	2,925	2,490	8,306	7,289
Off-system sales	7	1	12	5
Revenue from sales of electricity	2,932	2,491	8,318	7,294
Other revenue	38	36	119	109
Total operating revenues	$2,970	$2,527	$8,437	$7,403

    TVA's operating revenues by customer type for the three and nine months ended June 30, 2022 and 2021, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
Revenue from sales of electricity
Local power companies	$2,662	$2,283	$7,576	$6,711
Industries directly served	229	179	640	501
Federal agencies and other	41	29	102	82
Revenue from sales of electricity	2,932	2,491	8,318	7,294
Other revenue	38	36	119	109
Total operating revenues	$2,970	$2,527	$8,437	$7,403

    TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $48 million and $43 million, respectively, for the three months ended June 30, 2022 and 2021. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $141 million and $133 million, respectively, for the nine months ended June 30, 2022 and 2021. In 2020, TVA provided participating LPCs a flexibility option, renamed Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of average total hourly energy sales over 2015 - 2019 in order to meet their individual customers' needs. As of August 1, 2022, 146 LPCs had signed the Partnership Agreement with TVA, and 79 LPCs had signed a Power Supply Flexibility Agreement.

In 2020, the TVA Board approved a Pandemic Relief Credit which was effective for 2021 as a 2.5 percent monthly base rate credit. In 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which is effective for 2022. These pandemic credits apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. The credit effective for 2022 is expected to approximate $220 million. For the three months ended June 30, 2022 and 2021, pandemic credits totaled $56 million and $52 million, respectively. For the nine months ended June 30, 2022 and 2021, pandemic credits totaled $161 million and $156 million, respectively. In addition, in November 2021 the TVA Board approved a 1.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit, to be effective for 2023, and on July 28, 2022, the TVA Board notationally approved increasing the credit from 1.5 percent to 2.5 percent. The 2023 credit is expected to approximate $230 million, and it will be administered in a manner similar to the current Pandemic Recovery Credit.

    The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three and nine months ended June 30, 2022, and the percentage those revenues comprised of TVA's total operating revenues for the same periods, are summarized in the tables below:

TVA Local Power Company Contracts At or for the Three Months Ended June 30, 2022
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	146	$2,250	75.8%
5-year termination notice	7	412	13.9%
Total	153	$2,662	89.7%
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

TVA Local Power Company Contracts At or for the Nine Months Ended June 30, 2022
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	146	$6,473	76.7%
5-year termination notice	7	1,103	13.1%
Total	153	$7,576	89.8%
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

    TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the nine months ended June 30, 2022 and the nine months ended June 30, 2021. Certain LPCs, including MLGW, are evaluating options for future energy choices. In addition, two LPCs — Athens Utility Board and Gibson Electric Membership Corporation — are pursuing an appeal of a Federal Energy Regulatory Commission ("FERC") order denying their request that FERC require TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. These LPCs accounted for one percent of TVA's total operating revenues for the nine months ended June 30, 2022. See Note 20 — Contingencies and Legal Proceedings — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment for updates to this legal proceeding.

Contract Balances

    Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at June 30, 2022.

    Contract liabilities represent an entity's obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation. See Economic Development Incentives below.

    Economic Development Incentives. Under certain economic development programs TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $81 million and $82 million for the three months ended June 30, 2022 and the three months ended June 30, 2021, respectively. Incentives recorded as a reduction to revenue were $249 million and $239 million for the nine months ended June 30, 2022 and the nine months ended June 30, 2021, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At June 30, 2022, and

September 30, 2021, the outstanding unpaid incentives were $185 million and $176 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

17.  Other Income (Expense), Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income (Expense), Net (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2022	2021	2022	2021
Interest income	$2	$3	$9	$9
External services	3	3	11	10
Gains (losses) on investments	(11)	5	(13)	16
Miscellaneous	—	—	4	2
Total Other income (expense), net	$(6)	$11	$11	$37

18. Supplemental Cash Flow Information

    Construction in progress and Nuclear fuel expenditures included in Accounts payable and accrued liabilities at June 30, 2022 and 2021, were $470 million and $396 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the nine months ended June 30, 2022 and 2021, as non-cash investing activities.

Excluded from the Consolidated Statements of Cash Flows for the nine months ended June 30, 2021, were non-cash investing and financing activities of $233 million related primarily to an increase in lease assets and liabilities incurred for a finance lease that was amended in March 2021. No material finance leases were entered into or amended during the nine months ended June 30, 2022.

Cash flows from swap contracts that are accounted for as hedges are classified in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

19.  Benefit Plans

TVA sponsors a pension plan that covers most of its full-time employees hired before July 1, 2014, a qualified defined contribution plan ("401(k) plan") that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of eligible retirees' medical coverage, other post-employment benefits, such as workers' compensation, and the SERP. The pension plan and the 401(k) plan are administered by a separate legal entity, the Tennessee Valley Authority Retirement System ("TVARS"), which is governed by its own board of directors.

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and nine months ended June 30, 2022 and 2021, were as follows:

Components of TVA's Benefit Plans(1) (in millions)
	For the Three Months Ended June 30				For the Nine Months Ended June 30
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$13	$14	$5	$5	$39	$42	$13	$14
Interest cost	94	92	4	4	283	276	11	12
Expected return on plan assets	(108)	(123)	—	—	(326)	(369)	—	—
Amortization of prior service credit	(23)	(24)	(5)	(5)	(70)	(73)	(13)	(14)
Recognized net actuarial loss	97	113	2	3	294	340	5	8
Total net periodic benefit cost as actuarially determined	73	72	6	7	220	216	16	20
Amount expensed due to actions of regulator	3	5	—	—	10	14	—	—
Total net periodic benefit cost	$76	$77	$6	$7	$230	$230	$16	$20
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

    TVA's minimum required pension plan contribution for 2022 is $300 million. TVA contributes $25 million per month to TVARS and as of June 30, 2022, had contributed $225 million. The remaining $75 million will be contributed by September 30, 2022. For the nine months ended June 30, 2022, TVA also contributed $75 million to the 401(k) plan, $21 million (net of $3 million in rebates) to the other post-retirement plans, and $8 million to the SERP.

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

In the event that a nuclear incident results in public liability claims, the primary level provided by American Nuclear Insurers combined with the Secondary Financial Protection should provide up to approximately $13.5 billion in coverage.

    Federal law requires that each Nuclear Regulatory Commission ("NRC") power reactor licensee obtain property insurance from private sources to cover the cost of stabilizing and decontaminating a reactor and its station site after an accident. TVA carries property, decommissioning liability, and decontamination liability insurance from Nuclear Electric Insurance Limited ("NEIL") and European Mutual Association for Nuclear Insurance. The limits available for a loss are up to $2.1 billion for two of TVA's nuclear sites and up to $2.8 billion for the remaining site. Some of this insurance may require the payment of retrospective premiums up to a maximum of approximately $115 million.

TVA purchases accidental outage (business interruption) insurance for TVA's nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) with a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $44 million, but only to the extent the retrospective premium is deemed necessary by the NEIL Board of Directors to pay losses unable to be covered by NEIL's surplus.

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to nuclear generating plants, coal-fired generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. See Note 11 — Asset Retirement Obligations.

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At June 30, 2022, $3.5 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. Decommissioning costs studies are updated for each of TVA's nuclear units at least every five years, and TVA is currently performing a study with implementation expected in 2022.

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

Non-Nuclear Decommissioning.  At June 30, 2022, $3.7 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding GHG requirements) could lead to costs of $124 million from 2022 to 2026, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of approximately $1.0 billion from 2022 to 2026 relating to TVA's CCR Program, as well as expenditures of approximately $128 million from 2022 to 2026 relating to compliance with Clean Water Act ("CWA") requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates, and these estimates do not include expenditures expected to be incurred after 2026.

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

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At both June 30, 2022 and September 30, 2021, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $18 million on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

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

On August 24, 2021, the U.S. Court of Appeals for the Sixth Circuit (the "Sixth Circuit") accepted Jacobs’s petition for interim appeal on issues relating to the availability of derivative governmental immunity as a defense to the plaintiffs’ claims. The Sixth Circuit held oral argument on Jacobs’s petition for interim appeal on March 11, 2022, and issued an opinion holding that Jacobs is not entitled to derivative governmental immunity on May 18, 2022.

On September 29, 2021, the Eastern District certified four questions to the Tennessee Supreme Court regarding the applicability of the Tennessee Silicosis Claims Priority Act to the plaintiffs’ claims. The Eastern District’s order also stayed all proceedings pending the Tennessee Supreme Court’s decision. On March 24, 2022, the Tennessee Supreme Court accepted the four certified questions from the Eastern District, and oral argument on these questions was held on June 1, 2022.

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

General. At June 30, 2022, TVA had accrued $11 million of probable losses in Other long-term liabilities with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"). Under the Environmental Agreements, TVA committed to, among other things, take actions regarding coal units that have been completed. TVA also agreed to invest $290 million in certain TVA environmental projects of which TVA had spent approximately $282 million as of June 30, 2022. Additionally, TVA holds restricted cash in an interest earning trust to fund the remaining project commitments. Any interest earned through the trust must also be spent on agreed upon environmental projects. The total remaining committed spend, including interest earned through the trust, was approximately $9 million as of June 30, 2022. In exchange for these commitments, most past claims against TVA based on alleged New Source Review and associated violations were waived and cannot be brought against TVA. Future claims, including those for sulfuric acid mist and GHG emissions, can still be brought against TVA.

    The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the June 30, 2022 Consolidated Balance Sheets. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the Environmental Agreements as regulatory assets, and they are included as such on the June 30, 2022 Consolidated Balance Sheets and will be recovered in rates in future periods.

    Case Involving Kingston Fossil Plant. On August 12, 2021, an individual landowner and resident of Roane County, Tennessee, filed a lawsuit against TVA and Jacobs in the Eastern District. The complaint asserts claims for damage to property and personal injuries as a result of the 2008 ash spill at Kingston Fossil Plant and the resulting cleanup activities and from continuing operations at Kingston Fossil Plant. The complaint seeks compensatory damages of $8 million and punitive damages of $10 million. It also requests the court to order TVA to release certain information, to remediate alleged damages to the plaintiff's property, and to stop alleged migration of coal ash onto the plaintiff's property. On May 16, 2022, the court dismissed with prejudice the plaintiff’s claims against TVA for failure of the plaintiff to properly and timely serve TVA. In addition, on June 10, 2022, the court dismissed the plaintiff’s remaining claims against Jacobs on statute-of-limitations and other grounds.

Case Involving Bull Run Fossil Plant. On August 3, 2021, four residents of Anderson County, Tennessee filed a lawsuit against TVA in the Eastern District. The complaint alleged that the plaintiffs live near Bull Run Fossil Plant ("Bull Run") and asserted claims for personal injuries resulting from exposures to CCR that migrated from Bull Run to their home and from second-hand exposures to CCR from a family member who worked with CCR. The complaint also asserted claims for damage to property resulting from the migration of CCR from Bull Run to their home. The plaintiffs sought monetary damages in an unspecified amount as compensation for their injuries and an award of punitive damages in an unspecified amount. The plaintiffs did not timely serve TVA with process, and the court dismissed the case without prejudice on May 5, 2022. On June 1, 2022, the plaintiffs filed a motion to reopen the case, and the court denied this motion on June 2, 2022.

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

On July 18, 2022, the court denied Nuclear Development's post-trial motions, granted TVA's post-trial motions, and entered an Amended Final Judgement reflecting the correct prejudgment interest rate to be paid by TVA from the court-ordered 7.5% rate to the contractually-agreed 6% rate, entitling TVA to a return of the difference. Nuclear Development now has 60 days to appeal from the court's final judgement.

Case Involving Rate Changes. On June 9, 2020, a proposed class action lawsuit was filed against TVA and one of its LPCs, Bristol Virginia Utilities Authority ("BVUA"), in the United States District Court for the Western District of Virginia, by a LPC customer, asserting claims for breach of contract and violation of the Administrative Procedure Act. The lawsuit alleges that the customers of TVA's LPCs are third-party beneficiaries under TVA's wholesale power contracts with its LPCs and that TVA’s rate changes dating back to 2010 violate Section 11 of the TVA Act. Section 11 of the TVA Act establishes the broad policy that TVA power projects shall be considered primarily for the benefit of the people of the Tennessee Valley and that service to industry is a secondary purpose to be used principally to secure a sufficiently high load factor and revenue returns to permit domestic and rural use at the lowest possible rates. The remedies requested include an injunction prohibiting TVA rate changes that violate Section 11, monetary damages, and repayment of rates charged in violation of Section 11. TVA and BVUA filed motions to dismiss the case on November 9, 2020, and filed supplemental motions to dismiss on December 21, 2020, in response to an amended complaint filed by the plaintiff. Oral argument on the motions was held on February 18, 2021, and on March 19, 2021, the court granted TVA’s and BVUA's motions to dismiss. The plaintiff appealed the district court's judgment to the U.S. Court of Appeals for the Fourth Circuit ("Fourth Circuit") on April 15, 2021. The parties filed their briefs with the Fourth Circuit, and oral argument was held on January 27, 2022.

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

The environmental groups request the federal court to (1) declare that TVA's entry into long-term power agreements without preparing an environmental review violated NEPA and the TVA Act, (2) vacate the long-term contracts, and (3) enjoin TVA from implementing "system-wide energy contract programs that significantly affect the environment." TVA filed a motion to dismiss the case on October 20, 2020, and filed a supplemental motion to dismiss on December 4, 2020, in response to an amended complaint filed by the plaintiffs. Oral argument on the motion was held on February 26, 2021, and the court denied TVA's motion to dismiss on August 12, 2021. On August 13, 2021, the court held argument on the plaintiffs' motion to complete the administrative record and took the matter under advisement. On August 26, 2021, TVA filed its answer to the amended complaint. On January 24, 2022, the court ordered TVA to supplement the administrative record with background materials pertaining to TVA's decision to offer the LTA and its decision that an environmental review under NEPA was not warranted. On February 14, 2022, TVA filed a motion to reconsider part of the court's January 24th order. On February 18, 2022, the court granted the parties' joint motion to establish a scheduling order, setting the deadline for supplementing the administrative record as of May 24, 2022. On May 24, 2022, TVA filed the supplemental administrative record. On July 14, 2022, the court denied TVA's motion to reconsider and ordered additional supplementation of the administrative record.

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

On February 18, 2022, Athens Utilities Board and Gibson Electric Membership Corporation petitioned the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") to review the FERC orders. TVA and several other parties have intervened in this case. On March 21, 2022, FERC filed an unopposed motion asking the court to stay the case so that FERC could issue a further order in the underlying proceeding, and the court granted this motion on April 7, 2022. On April 22, 2022, however, FERC issued a notice stating that the rehearing request will not be addressed in a future order. As a result, the appellate case will now move forward. On May 25, 2022, the D.C. Circuit issued an order holding the case in abeyance pending further order of the court and ordered the parties to file motions to govern future proceedings by June 30, 2022. On June 15, 2022, the petitioners filed an amended petition for review. On June 30, 2022, the petitioners filed an unopposed motion to govern future proceedings requesting that the court hold the case in abeyance for an additional 30 days. On August 1, 2022, the petitioners filed an unopposed motion to govern further proceedings with the court.

Administrative Proceeding Regarding National Pollutant Discharge Elimination System Permit for Kingston. On December 28, 2021, the Sierra Club and the Center for Biological Diversity appealed the revised National Pollutant Discharge Elimination System ("NPDES") permit issued by the Tennessee Department of Environment and Conservation ("TDEC") for Kingston in December 2021 before the Tennessee Board of Water Quality, Oil, and Gas. The petitioners allege that TDEC unlawfully incorporated into the revised permit effluent limits for landfill leachate based on effluent limitation guidelines ("ELGs") for landfill leachate issued by the EPA in 1982 rather than establish new limits based on TDEC’s best professional judgment. TDEC is the respondent in the matter. TVA filed a motion to intervene, which was granted, and on April 8, 2022, the parties and TVA filed cross-motions for summary decisions. Oral argument on the cross-motions was held before an Administrative Judge on July 12, 2022, following which the judge stated that he was going to grant TVA's and TDEC's joint motion to dismiss the appeal and requested counsel for TDEC to prepare a proposed order dismissing the appeal.

21. Subsequent Events

Clean Energy RFP

In July 2022, TVA issued a carbon-free RFP for up to 5,000 megawatts of carbon-free and renewable energy projects. This RFP includes a broad range of potential generation sources, including nuclear, green gas, solar, storage, and wind, among others, and supports TVA's decarbonization initiative as TVA continues to explore carbon-free technologies, bring on additional renewable energy, and work to meet customer demand of renewable energy.

2023 Budget

On July 28, 2022, the TVA Board notationally approved TVA’s budget for 2023. The budget provides for the allocation and utilization of projected revenues of $12.4 billion in 2023 and, among other things, authorizes expenditures of $4.6 billion for fuel and purchased power, $3.3 billion for operating and maintenance expense, $1.1 billion for interest expense, and $1.0 billion for base capital spend. In addition, the budget provides for a 2.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit and is expected to approximate $230 million in 2023. In connection with approval of the budget, the TVA Board also authorized TVA to issue power bonds and enter into other financing arrangements in an aggregate amount not to exceed $2.0 billion during 2023.

Valuation Changes in Derivative Transactions

As of August 1, 2022, TVA’s interest rate swap derivative liability and related regulatory asset for unrealized losses are estimated to increase approximately $115 million compared to June 30, 2022, due to decreases in market interest rates.

As of August 1, 2022, TVA’s commodity contract derivative asset and related regulatory liability for unrealized gains are estimated to increase approximately $100 million compared to June 30, 2022. There is estimated to be less than $1 million of change in the commodity contract derivative liability and related regulatory asset for unrealized losses compared to June 30, 2022. TVA's commodity derivative asset under the FHP and related regulatory liability for unrealized gains are estimated to increase approximately $150 million compared to June 30, 2022. TVA’s commodity derivative liability under the FHP and related regulatory asset for unrealized losses is estimated to decrease approximately $10 million compared to June 30, 2022. These changes are primarily due to recent increases in natural gas prices.

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

Executive Overview

TVA's operating revenues were $8.4 billion and $7.4 billion for the nine months ended June 30, 2022 and 2021, respectively. Operating revenues increased for the nine months ended June 30, 2022, as compared to the same period of the prior year, primarily as a result of higher fuel cost recovery revenue. The higher fuel cost recovery revenue was driven by higher fuel rates as a result of higher natural gas, coal, and purchased power market prices. In addition, higher sales volume primarily due to economic growth in the Tennessee Valley region and an increase in cooling degree days contributed to the increase in operating revenue. In May and June 2022, TVA experienced multiple record-setting peak and daily energy records for these months, and the TVA power system was able to deliver energy reliably through these demands.

Total operating expenses increased $1.5 billion for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021. Fuel and purchased power expense contributed to $879 million of the increase primarily due to higher effective fuel rates and market prices of purchased power and less availability of TVA-owned generation due to the outage at Watts Bar Unit 2 for its steam generator replacement project and fewer significant rain events. Depreciation and amortization expense increased $391 million for the nine months ended June 30, 2022, as compared to the same period of the prior year. This increase was driven by the implementation of a new depreciation study during the first quarter of 2022, which included a decline in the service life estimates of TVA's coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. Operating and maintenance expense increased $163 million for the nine months ended June 30, 2022, as compared to the same period of the prior year. This increase was primarily due to an increase in payroll and benefit costs, routine nuclear maintenance and emergent work, nuclear outage expense, natural gas and hydroelectric maintenance projects, and additional inventory reserves and write-offs for the coal-fired fleet.

In the second quarter of 2022, the TVA Board of Directors (the "TVA Board") ratified approval of a programmatic approach to exploring advanced nuclear technology (the "New Nuclear Program"). The New Nuclear Program provides a systematic roadmap for TVA’s exploration of advanced nuclear technology. It also coordinates TVA’s collaborative efforts with other utilities, government agencies, research institutions, and organizations on advanced nuclear technologies.

In May 2022, Boone Dam was re-opened to the public, after a sinkhole was discovered near the base of the embankment in 2015. TVA expects the reservoir to return to normal operations in 2022 at a total project cost of $326 million. In July 2022, TVA returned Watts Bar Unit 2 to service after an outage to replace the permanent steam generator was completed, which began in March 2022. The project included removal of all four original steam generators and installation of four new, more efficient steam generators that will support reliable, carbon-free generation in the Tennessee Valley.

TVA's reliability, competitive rates, and economic development efforts continue to help attract or expand businesses and industries in the Tennessee Valley, with companies announcing over $9.6 billion in investments and more than 57,200 jobs created or retained through the third quarter of 2022.

Results of Operations

Sales of Electricity

    Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 39,611 million and 37,175 million of kilowatt hours ("kWh") for the three months ended June 30, 2022 and the three months ended June 30, 2021, respectively. Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 117,547 million and 113,606 million of kWh for the nine months ended June 30, 2022 and the nine months ended June 30, 2021, respectively. TVA sells power at wholesale rates to local power company customers ("LPCs") that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

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

	Degree Days
	Variation from Normal						Change from Prior Period
	2022	Normal	Percent Variation	2021	Normal	Percent Variation	Percent Change
Heating Degree Days
Three Months Ended June 30	204	191	6.8%	263	191	37.7%	(22.4)%
Nine Months Ended June 30	3,014	3,350	(10.0)%	3,207	3,350	(4.3)%	(6.0)%

Cooling Degree Days
Three Months Ended June 30	688	565	21.8%	502	565	(11.2)%	37.1%
Nine Months Ended June 30	803	617	30.1%	549	617	(11.0)%	46.3%

    Sales of electricity increased approximately seven percent for the three months ended June 30, 2022, as compared to the same period of the prior year. The increased sales volume was primarily due to an increase in cooling degree days of 37 percent. In May and June 2022, TVA experienced multiple record-setting peak and daily energy records for these months. In addition, TVA is seeing economic growth in the Tennessee Valley region primarily as a result of migration into the Valley which has driven population growth and load growth. For LPCs, sales of electricity increased due to weather impacts and also due to economic growth. For industries directly served, sales of electricity increased due to economic growth, but they did not see as high of an increase in sales of electricity as LPCs, as these industries directly served are not driven primarily by weather, but mainly from changes in the economy and respective industry sectors.

    Sales of electricity increased approximately three percent for the nine months ended June 30, 2022, as compared to the same period of the prior year. The increased sales volume was primarily driven by economic growth. TVA is seeing economic growth in the Tennessee Valley region primarily as a result of migration into the Valley which has driven population growth and load growth. Also, cooling degree days increased 46 percent for the nine months ended June 30, 2022 resulting in an increase in energy sales.

Financial Results

The following table compares operating results for the three and nine months ended June 30, 2022 and 2021:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended June 30				Nine Months Ended June 30
	2022	2021	Change	Percent Change	2022	2021	Change	Percent Change
Operating revenues	$2,970	$2,527	$443	17.5%	$8,437	$7,403	$1,034	14.0%
Operating expenses	2,380	1,937	443	22.9%	6,987	5,513	1,474	26.7%
Operating income	590	590	—	—%	1,450	1,890	(440)	(23.3)%
Other income (expense), net	(6)	11	(17)	(154.5)%	11	37	(26)	(70.3)%
Other net periodic benefit cost	64	65	(1)	(1.5)%	194	194	—	—%
Interest expense	264	267	(3)	(1.1)%	791	824	(33)	(4.0)%
Net income	$256	$269	$(13)	(4.8)%	$476	$909	$(433)	(47.6)%

Operating Revenues.  Operating revenues for the three months ended June 30, 2022 and the three months ended June 30, 2021, were $3.0 billion and $2.5 billion, respectively. Operating revenues for the nine months ended June 30, 2022 and the nine months ended June 30, 2021, were $8.4 billion and $7.4 billion, respectively. The following charts compare TVA's operating revenues for the periods indicated:

Operating Revenues
Three Months Ended June 30
(in millions)
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$—
$2,662
$229
$41
$38
$2,283
$179
$29
$36
2022
2021
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

Operating Revenues
Nine Months Ended June 30
(in millions)
$8,000
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$—
$7,576
$640
$102
$119
$6,711
$501
$82
$109
2022
2021
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the nine months ended June 30, 2022 and the nine months ended June 30, 2021. Certain LPCs, including MLGW, are evaluating options for future energy choices. In addition, two LPCs — Athens Utility Board and Gibson Electric Membership Corporation — are pursuing an appeal of a Federal Energy Regulatory Commission ("FERC") order denying their request that FERC require TVA to provide transmission and interconnection service to the LPCs or other suppliers that want to serve them. These LPCs accounted for one percent of TVA's total operating revenues for the nine months ended June 30, 2022. See Note 20 — Contingencies and Legal Proceedings — Legal Proceedings — Challenge to Anti-Cherrypicking Amendment for updates to this legal proceeding.

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

In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of August 1, 2022, 146 LPCs had signed the Partnership Agreement with TVA. See Note 20 — Contingencies and Legal Proceedings — Legal Proceedings — Case Involving Long-Term Agreements for discussion of a legal challenge to the Partnership Agreements.

In 2020, the TVA Board approved a Pandemic Relief Credit which was effective for 2021 as a 2.5 percent monthly base rate credit. In 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which is effective for 2022. These pandemic credits apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. The credit effective for 2022 is expected to approximate $220 million. In addition, in November 2021 the TVA Board approved a 1.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit, to be effective for 2023, and on July 28, 2022, the TVA Board notationally approved increasing the credit from 1.5 percent to 2.5 percent. The 2023 credit is expected to approximate $230 million, and it will be administered in a manner similar to the current Pandemic Recovery Credit.

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

    The changes in revenue components are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended June 30			Nine Months Ended June 30
	2022	2021	Change	2022	2021	Change
Base revenue
Energy revenue	$1,170	$1,086	$84	$3,455	$3,341	$114
Demand revenue	898	844	54	2,541	2,454	87
Grid access charge	147	149	(2)	442	447	(5)
Long-term partnership credits for LPCs	(48)	(43)	(5)	(141)	(133)	(8)
Pandemic credits	(56)	(52)	(4)	(161)	(156)	(5)
Other charges and credits(1)	(153)	(151)	(2)	(487)	(467)	(20)
Total base revenue	1,958	1,833	125	5,649	5,486	163
Fuel cost recovery	967	657	310	2,657	1,803	854
Off-system sales	7	1	6	12	5	7
Revenue from sales of electricity	2,932	2,491	441	8,318	7,294	1,024
Other revenue	38	36	2	119	109	10
Total operating revenues	$2,970	$2,527	$443	$8,437	$7,403	$1,034
Note
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 16 — Revenue.

    Operating revenues increased $443 million for the three months ended June 30, 2022, as compared to the same period of the prior year, primarily due to a $310 million increase in fuel cost recovery revenue. The $310 million increase in fuel cost recovery revenue was driven by a $268 million increase attributable to higher fuel rates and a $42 million increase attributable to higher sales volume during the quarter. The higher fuel rates were primarily due to higher natural gas, coal, and purchased power market prices. In addition, there was a $125 million increase in base revenue driven by an increase of $120 million attributable to higher sales volume and an increase of $5 million attributable to higher effective rates. Sales volume increased as a result of an increase in cooling degree days and from economic growth in the three months ended June 30, 2022. In May and June 2022, TVA experienced multiple record-setting peak and daily energy records for these months.

Operating revenues increased $1.0 billion for the nine months ended June 30, 2022, as compared to the same period of the prior year, primarily due to a $854 million increase in fuel cost recovery revenue. The $854 million increase in fuel cost recovery revenue was driven by a $792 million increase attributable to higher fuel rates and a $62 million increase attributable to higher sales volume during the quarter. The higher fuel rates were primarily due to higher natural gas, coal, and purchased power market prices. In addition, there was a $163 million increase in base revenue driven by an increase of $191 million attributable to higher sales volume, partially offset by a decrease of $28 million attributable to lower effective rates. Sales volume increased due to economic growth in the Tennessee Valley region and an increase in cooling degree days in the nine months ended June 30, 2022.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three and nine months ended June 30, 2022 and 2021, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended June 30				Nine Months Ended June 30
	2022	2021	Change	Percent Change	2022	2021	Change	Percent Change
Operating expenses
Fuel	$539	$428	$111	25.9%	$1,563	$1,210	$353	29.2%
Purchased power	465	251	214	85.3%	1,208	682	526	77.1%
Operating and maintenance	722	747	(25)	(3.3)%	2,269	2,106	163	7.7%
Depreciation and amortization	513	385	128	33.2%	1,535	1,144	391	34.2%
Tax equivalents	141	126	15	11.9%	412	371	41	11.1%
Total operating expenses	$2,380	$1,937	$443	22.9%	$6,987	$5,513	$1,474	26.7%

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021
Fuel expense increased $111 million for the three months ended June 30, 2022, as compared to the same period of the prior year. This increase was primarily due to higher effective fuel rates, resulting in an increase of $286 million, due to higher natural gas and coal prices. Partially offsetting this increase was a decrease in fuel cost recovery of $173 million resulting primarily from higher natural gas prices that were not included in the current period fuel rates and will be recovered and expensed in a future period, as well as a decrease in fuel volume due to less availability of TVA-owned generation.
Purchased power expense increased $214 million for the three months ended June 30, 2022, as compared to the same period of the prior year. This increase was primarily due to higher purchased power market prices, resulting in an increase of $294 million, and additional volume, resulting in an increase of $52 million. The volume impacts were driven primarily by less availability of TVA-owned generation because of the outage at Watts Bar Unit 2 for its steam generator replacement project and fewer significant rain events resulting in less hydroelectric generation. Partially offsetting these increases was a decrease in fuel cost recovery of $132 million from higher natural gas and market prices that were not included in the current period fuel rates and will be recovered and expensed in a future period.
Operating and maintenance expense decreased $25 million for the three months ended June 30, 2022, as compared to the same period of the prior year. This decrease was primarily due to a decrease in outage expense of $27 million, driven by the Watts Bar Unit 2 outage being primarily for the steam generator replacement capital project and a decrease in coal and natural gas outage days. In addition, there was $7 million of decreased spend primarily related to natural gas maintenance projects. Partially offsetting these decreases was $10 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs and work to support the company's strategic priorities. Additionally, inventory write-offs and reserves increased $6 million as a result of the decline in service life estimates of TVA's coal-fired plants, including Bull Run.

Depreciation and amortization expense increased $128 million for the three months ended June 30, 2022, as compared to the same period of the prior year.  Implementation of a new depreciation study during the first quarter of 2022, resulted in approximately $102 million more depreciation expense in the three months ended June 30, 2022 than the same period of the prior year. The increase in depreciation expense as a result of the new depreciation rates was primarily driven by a decline in the service life estimates of TVA's coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. See Note 1 — Summary of Significant Accounting Policies — Depreciation.
Tax equivalents expense increased $15 million for the three months ended June 30, 2022, as compared to the same period of the prior year. The change is primarily driven by an increase in the tax equivalents collected in the fuel cost recovery.
Nine Months Ended June 30, 2022, Compared to Nine Months Ended June 30, 2021
Fuel expense increased $353 million for the nine months ended June 30, 2022, as compared to the same period of the prior year. This increase was primarily due to higher effective fuel rates, resulting in an increase of $505 million, due to higher natural gas and coal prices. Partially offsetting this increase was a decrease in fuel cost recovery of $113 million resulting primarily from higher natural gas prices that were not included in the current period fuel rates and will be recovered and expensed in a future period and a decrease in fuel volume of $39 million driven primarily by less availability of TVA-owned generation.
Purchased power expense increased $526 million for the nine months ended June 30, 2022, as compared to the same period of the prior year. This increase was primarily due to higher purchased power market prices, resulting in an increase of $447 million, and additional volume, resulting in an increase of $184 million. The volume impacts were driven primarily by less availability of TVA-owned generation due to the outage at Watts Bar Unit 2 for its steam generator replacement project and fewer significant rain events resulting in less hydroelectric generation, in addition to higher output from one of TVA's hydroelectric purchased power providers. Partially offsetting these increases was a decrease in fuel cost recovery of $105 million from higher natural gas and market prices that were not included in the current period fuel rates and will be recovered and expensed in a future period.

Operating and maintenance expense increased $163 million for the nine months ended June 30, 2022, as compared to the same period of the prior year. This increase was primarily due to $53 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs and work to support the company's strategic priorities, $25 million of increased spend primarily related to routine nuclear maintenance and emergent work, an increase in nuclear outage expense of $24 million driven by an increase in outage days, and $23 million of increased spend primarily related to natural gas and hydroelectric maintenance projects. Additionally, there was a $17 million increase related to additional inventory reserves and write-offs for the coal-fired fleet, including Bull Run.
Depreciation and amortization expense increased $391 million for the nine months ended June 30, 2022, as compared to the same period of the prior year.  Implementation of a new depreciation study during the first quarter of 2022 resulted in approximately $309 million more depreciation expense in the nine months ended June 30, 2022, than the same period of the prior year. The increase in depreciation expense as a result of the new depreciation rates was primarily driven by a decline in the service life estimates of TVA's coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. See Note 1 — Summary of Significant Accounting Policies — Depreciation.
Tax equivalents expense increased $41 million for the nine months ended June 30, 2022, as compared to the same period of the prior year. The change is primarily driven by an increase in the tax equivalents collected in the fuel cost recovery.
Generating Sources. The following table shows TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source For the three months ended June 30 (millions of kWh)
	2022		2021
Nuclear	15,150	38%	16,050	43%
Natural gas and/or oil-fired	9,023	22%	6,983	18%
Coal-fired	5,839	14%	6,491	17%
Hydroelectric	2,276	6%	3,033	8%
Total TVA-operated generation facilities(1)(2)	32,288	80%	32,557	86%
Purchased power (natural gas and/or oil-fired)(3)	4,955	12%	2,576	7%
Purchased power (other renewables)(4)	1,826	5%	1,368	4%
Purchased power (hydroelectric)	385	1%	549	1%
Purchased power (coal-fired)	822	2%	690	2%
Total purchased power(2)	7,988	20%	5,183	14%
Total power supply	40,276	100%	37,740	100%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the three months ended June 30, 2022, and the three months ended June 30, 2021. See Item 1, Business — Power Supply and Load Management Resources — Raccoon Mountain Pumped-Storage Plant in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(3) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,173 million kWh and 1,080 million kWh for the three months ended June 30, 2022 and 2021, respectively.
(4) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA sells the Renewable Energy Certificates ("RECs") resulting from some of this purchased power to certain customers. See Key Initiatives and Challenges — Changing Customer Preferences — Renewable Purchase Power Agreements.

Total Power Supply by Generating Source For the nine months ended June 30 (millions of kWh)
	2022		2021
Nuclear	46,907	39%	49,190	43%
Natural gas and/or oil-fired	25,076	21%	23,683	20%
Coal-fired	14,956	13%	15,601	14%
Hydroelectric	10,812	9%	12,567	11%
Total TVA-operated generation facilities(1)(2)	97,751	82%	101,041	88%
Purchased power (natural gas and/or oil-fired)(3)	12,860	11%	6,897	6%
Purchased power (other renewables)(4)	4,914	4%	4,010	3%
Purchased power (hydroelectric)	2,029	1%	1,743	2%
Purchased power (coal-fired)	2,072	2%	1,663	1%
Total purchased power(2)	21,875	18%	14,313	12%
Total power supply	119,626	100%	115,354	100%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the nine months ended June 30, 2022, and the nine months ended June 30, 2021. See Item 1, Business — Power Supply and Load Management Resources — Raccoon Mountain Pumped-Storage Plant in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(3) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia CC, which is currently a leased facility operated by TVA. Generation from Caledonia CC was 3,421 million kWh and 3,039 million kWh for the nine months ended June 30, 2022 and 2021, respectively.
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

Interest Expense.  Interest expense and interest rates for the three and nine months ended June 30, 2022 and 2021, were as follows:

Interest Expense and Rates (in millions)
	Three Months Ended June 30			Nine Months Ended June 30
	2022	2021	Percent Change	2022	2021	Percent Change
Interest expense(1)	$264	$267	(1.1)%	$791	$824	(4.0)%

Average blended debt balance(2)	$20,415	$20,746	(1.6)%	$20,639	$20,990	(1.7)%

Average blended interest rate(3)	4.99%	5.00%	(0.2)%	4.96%	5.10%	(2.7)%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIEs"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

    Total interest expense decreased $3 million and $33 million for the three and nine months ended June 30, 2022, respectively, as compared to the same periods of the prior year. For the three months ended June 30, 2022, the decrease was primarily driven by lower average long-term rates. For the nine months ended June 30, 2022, the decrease was driven by lower debt balances and lower average long-term rates.

Liquidity and Capital Resources

Sources of Liquidity

TVA depends on various sources of liquidity to meet cash needs and contingencies. TVA's primary sources of liquidity are cash from operations and proceeds from the issuance of short-term debt in the form of discount notes, along with periodic issuances of long-term debt. TVA's balance of short-term debt typically changes frequently as TVA issues discount notes to meet short-term cash needs and pay scheduled maturities of discount notes and long-term debt. TVA’s next significant power bond maturity is $1.0 billion in August 2022. The periodic amounts of short-term debt issued are determined by near-term expectations for cash receipts, cash expenditures, and funding needs, while seeking to maintain a target range of cash and cash equivalents on hand.

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include four long-term revolving credit facilities totaling approximately $2.7 billion, a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), and proceeds from other financings. See Note 12 — Debt and Other Obligations — Credit Facility Agreements. Other financing arrangements may include sales of receivables, loans, or other assets.

The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee ("TVA Act") authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Power bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at June 30, 2022, were $19.7 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 9 — Variable Interest Entities), could provide supplementary funding if needed. Currently, TVA expects to have adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade. On July 28, 2022, the TVA Board notationally authorized TVA to issue power bonds and enter into other financing arrangements in an aggregate amount not to exceed $2.0 billion during 2023. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

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

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At June 30, 2022, the average maturity of long-term power bonds was 14.96 years, and the weighted average interest rate was 4.51 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at June 30, 2022. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowings (in millions)
	At June 30, 2022	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022	At June 30, 2021	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$1,034	$715	$919	$1,598	$1,258	$743
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,034	$1,526	N/A	$1,598	$1,598
Weighted Average Interest Rate
Discount notes	1.38%	0.68%	0.21%	0.02%	0.01%	0.02%

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

Summary Cash Flows

    A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $521 million and $519 million at June 30, 2022 and June 30, 2021, respectively. A summary of cash flow components for the nine months ended June 30, 2022 and 2021, follows:

    Cash provided by (used in):

    Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

    Net cash flows provided by operating activities decreased $393 million for the nine months ended June 30, 2022, as compared to the same period of the prior year. The decrease was primarily due to increased fuel and purchased power payments as a result of higher natural gas, coal, and purchased power market prices; increased payroll and benefit costs due to labor escalation for cost of living increases; and higher cash used for fuel inventory purchases and asset retirement obligation ("ARO") settlements. These were partially offset by an increase in collections of fuel cost recovery revenue and a decrease in cash paid for interest.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities increased $280 million for the nine months ended June 30, 2022, as compared to the same period of the prior year driven by the Watts Bar Unit 2 steam generator replacement project. See Key Initiatives and Challenges — Generation Resources — Watts Bar Unit 2.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

    Net cash provided by financing activities was $147 million for the nine months ended June 30, 2022, as compared to $531 million in net cash used in financing activities in the same period of the prior year. Lower net cash flows provided by operating activities and higher net cash used in investing activities in the first three quarters of 2022 resulted in the need for net debt issuances to maintain targeted cash balance levels during the current period. TVA may have a need to increase debt in the coming years as it continues to invest in power system assets, which may result in positive net cash flows provided by financing activities in future periods.

Impact of COVID-19

To support LPCs and strengthen the public power response to the COVID-19 pandemic, TVA created initiatives such as the Community Care Fund and Pandemic Credits. TVA has also provided regulatory flexibility for LPCs to halt disconnection of services. See Key Initiatives and Challenges — COVID-19 Pandemic for an expanded discussion of these initiatives and the impact to TVA.

Interest Rate Derivatives

As of June 30, 2022, TVA's interest rate swap liabilities decreased $565 million as compared to September 30, 2021, primarily due to significant increases in market interest rates during 2022. Settlement payments during the current year also contributed to the decrease in the derivative liabilities. The overall decrease in interest rate swap liabilities resulted in a corresponding reduction of collateral posted through letters of credit to secure the liability position, but had no impact on TVA's results of operations for the current year due to regulatory accounting treatment.

    Contractual Obligations
    TVA has certain obligations and commitments to make future payments under contracts. As discussed in Lease Financings above, during the nine months ended June 30, 2022, TVA elected to purchase the interests related to eight CTs on the expiration of the related lease terms in 2023 for a total of $155 million. During the nine months ended June 30, 2022, TVA entered into new fuel purchase obligations for coal and natural gas. Coal commitments increased primarily due to a new contract signed in the current period. Natural gas commitments increased due to both the volume of purchases in 2022 and rising gas prices during the current year, which have increased TVA's existing and new fuel commitments. Total fuel purchase obligations have increased $1.1 billion since September 30, 2021, with no material increases in amounts estimated to be paid during the remainder of 2022. TVA expects to have adequate capability to fund these contractual obligations with the various sources of liquidity as discussed above. TVA's contractual obligations are discussed in the Annual Report in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, Note 8 — Leases, Note 11 — Variable Interest Entities, Note 14 — Debt and Other Obligations, and Note 22 — Benefit Plans.

2023 Budget

On July 28, 2022, the TVA Board notationally approved TVA’s budget for 2023. The budget provides for the allocation and utilization of projected revenues of $12.4 billion in 2023 and, among other things, authorizes expenditures of $4.6 billion for fuel and purchased power, $3.3 billion for operating and maintenance expense, $1.1 billion for interest expense, and $1.0 billion for base capital spend.

Key Initiatives and Challenges

COVID-19 Pandemic

     In 2020, in response to the spread of COVID-19, TVA implemented a company-wide pandemic plan to address specific aspects of the COVID-19 pandemic, and the pandemic plan continually evolves based on medical guidance and federal requirements and guidelines.

The pandemic plan has included telework for those employees and contractors who do not have to be physically present at a TVA facility or office building to provide mission-essential activities or produce safe, reliable power. The COVID-19 situation in the United States and the Tennessee Valley region continues to change. TVA has adjusted its pandemic plan to incorporate the policy flexibility necessary to address changing pandemic conditions, allowing TVA to scale its response to the threat of community spread. TVA has extended the timeframe for full workforce reintegration, and it also began a hybrid exploration period in the second quarter of 2022, where certain teleworkers are returning to corporate sites. These returns are subject to close monitoring of the public health situation both in TVA's service territory and nationally. TVA has and will continue to monitor risk and potential impacts throughout the situation, including impacts from variants, and assess whether and how to modify the pandemic plan and its response as and when appropriate.

To protect its workforce, stakeholders, and critical operations, TVA continues to monitor cybersecurity, generation, transmission, and distribution functions. Operations and delivery of energy to customers have not been materially impacted by the COVID-19 pandemic to date. The ultimate impact of the COVID-19 pandemic on TVA's financial condition depends on factors beyond TVA's knowledge or control, including the duration and severity, actions taken to contain its spread and mitigate its effects, and broader impacts of the COVID-19 pandemic on the country and region's economy.

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

Regulatory Actions. On January 20, 2021, President Biden issued Executive Order ("EO") 13991, directing federal agencies to implement COVID-19 countermeasures consistent with CDC guidance and establishing a Safer Federal Workforce Task Force (“Task Force”) to develop model safety principles to which all federal agencies would subsequently align their pandemic countermeasures. TVA continues to implement these principles and remains in regular contact with the Office of Management and Budget (“OMB”), which chairs the Task Force. On September 9, 2021, President Biden issued two new EOs in response to the COVID-19 pandemic. The first EO required that all federal employees be vaccinated against COVID-19 by November 22, 2021. Only employees entitled to certain accommodations under law were exempt from this requirement. As part of the process to implement the vaccination requirement, TVA and its union partners negotiated and implemented a standalone disciplinary process for employees who have neither been vaccinated by the deadline nor received an exemption allowed by law. This policy included a progression of counseling for employees that have not been vaccinated and, for those who do not get vaccinated after counseling, a testing program. On January 21, 2022, the United States District Court for the Southern District of Texas issued an injunction against enforcement of the vaccination mandate. A three-judge panel of the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") had reversed this decision, but on June 27, 2022, the Fifth Circuit granted a petition to have the case reheard by the full court. The injunction will remain in place until a decision is rendered by the Fifth Circuit after it rehears the case.

On March 31, 2022, TVA suspended its testing program, and the related disciplinary process, in accordance with federal guidance that no longer recommends testing in areas with low levels of community transmission. TVA may be required to reinstate the testing program as well as other safety measures if necessary, such as due to a significant and sustained increase in community transmission.

The second EO required that federal agencies include clauses in contracts with federal contractors requiring the contractors to comply with guidance issued by the Task Force concerning contractors. This EO does not apply to TVA, and therefore TVA has not been requiring the clauses. On November 30, 2021, the United States District Court for the Eastern District of Kentucky stayed enforcement of the order in Kentucky, Ohio, and Tennessee. The government has appealed this injunction. On December 7, 2021, the United States District Court for the Southern District of Georgia issued a nationwide injunction suspending enforcement of this order. Given that TVA has not been requiring implementation of the clauses, the injunctions do not impact TVA but could impact TVA contractors who work for other agencies and were required to comply with the order based on those relationships.

On November 4, 2021, the Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard ("ETS") in response to the COVID-19 pandemic. The ETS, among other things, would have mandated employers with at least 100 employees to adopt a vaccination policy that requires employees to either be fully vaccinated or submit to at least weekly testing. On November 5, 2021, the Fifth Circuit issued an order staying the ETS pending further action by the court. The U.S. Supreme Court has agreed to review this matter. The case was subsequently transferred to the United States Court of Appeals for the Sixth Circuit ("Sixth Circuit"), which lifted the stay on December 17, 2021. On January 13, 2022, the U.S. Supreme Court reinstated the stay pending further proceedings. On January 26, 2022, OSHA withdrew the ETS as an enforceable emergency temporary standard, but has retained the ETS as a proposed rule.

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

Community Care Fund. TVA continues to partner with LPCs through the Community Care Fund by making available over $9 million in TVA matching funds to support local initiatives that address hardships created by the COVID-19 pandemic. As of June 30, 2022, over $7 million in matching funds had been provided by TVA, with over $3 million provided for the nine months ended June 30, 2022.

Pandemic Credits. In 2020, the TVA Board approved a Pandemic Relief Credit which was effective for 2021 as a 2.5 percent monthly base rate credit. In 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which is effective for 2022. These pandemic credits apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. The credit effective for 2022 is expected to approximate $220 million. For the nine months ended June 30, 2022 and 2021, pandemic credits totaled $161 million and $156 million, respectively. In addition, in November 2021 the TVA Board approved a 1.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit, to be effective for 2023, and on July 28, 2022, the TVA Board notationally approved increasing the credit from 1.5 percent to 2.5 percent. The 2023 credit is expected to approximate $230 million, and it will be administered in a manner similar to the current Pandemic Recovery Credit.

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

Fiber Optic Network. In 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as they enter the market. As of June 30, 2022, TVA had spent $185 million on installation of the fiber optic lines and expects to spend an additional $115 million through 2027.

Electric Vehicles. TVA is partnering with LPCs and others to support the electrification of transportation in the Tennessee Valley in a multi-year electric vehicle ("EV") initiative. The initiative focuses on reducing or eliminating EV market barriers by setting EV policies, improving charging infrastructure availability, expanding EV availability and offerings, and spreading EV consumer awareness. In November 2020, the TVA Board approved new policies and an optional wholesale EV rate aimed at encouraging the development of charging infrastructure in the Tennessee Valley. The updated policies enable LPC investment in public charging infrastructure and allow for the conditional resale of electricity, for transportation purposes only, by any charging developer on a kWh basis. The optional wholesale rate was developed with high power EV charging in mind and provides a stable option for those developing charging infrastructure.

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

    Renewable Power Purchase Agreements.  In recent years, TVA has issued requests for proposals ("RFPs") in order to meet customer preferences and requirements for cleaner energy. TVA will procure the renewable energy and sell the resulting RECs to specific customers, allowing TVA to increase its renewable energy portfolio without additional costs to other TVA customers.  These agreements help to align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy. Of the renewable PPAs below, more than 2,000 MW has been matched to customers through TVA’s Green Invest Program to meet their needs for new-to-the-world renewable energy.

As a result of those RFPs, TVA entered into certain PPAs with renewable resource providers, which are summarized below:
Notes
(1) The 2017 RFP consists of three active solar PPAs. Of the three projects, one came online in 2021, one came online in 2022, and one is contracted to come online in 2023. See challenges associated with contracted PPAs not yet online in the paragraph below.
(2) The 2019 RFP consists of six solar PPAs. Of these six projects, five are contracted to come online in 2023, and one is contracted to come online in 2024. See challenges associated with contracted PPAs not yet online in the paragraph below.
(3) The 2020 RFP consists of eight solar PPAs. Of these eight projects, six are contracted to come online in 2023, one is contracted to come online in 2024, and one is contracted to come online in 2025. See challenges associated with contracted PPAs not yet online in the paragraph below.
(4) In addition, the 2019 RFP includes 50 MW of battery storage and the 2020 RFP includes 196 MW of battery storage that are not included in the chart above.

TVA issued an RFP during 2021 for up to 200 MW of new renewable energy. Mounting solar supply chain constraints, commodity price increases, and the recent trade policy investigation into solar panel imports have created challenges for the U.S. solar industry, threatening project delays, cancellations, and price increases. These challenges are affecting contracted PPAs from previous RFPs that are not yet online and were reflected in submissions to TVA's 2021 RFP. TVA anticipates making selections for the 2021 RFP in 2022. In addition, TVA issued a carbon-free RFP in July 2022 for up to 5,000 MW of carbon-free and renewable energy projects. This RFP includes a broad range of potential generation sources, including nuclear, green gas, solar, storage, and wind, among others.

Self-Directed Solar. During 2019, the TVA Board approved the opportunity for TVA to explore being directly involved in the development of a utility-scale solar project, contingent on the successful completion of environmental reviews under the National Environmental Policy Act ("NEPA") and other applicable laws. A tentative project structure has been developed which will allow TVA to work with financial partners for solar development, and in 2021, TVA purchased land for this planned development. As of June 30, 2022, TVA had spent approximately $26 million on the project and expects to spend an additional $291 million. The mounting solar supply chain constraints affecting TVA’s 2021 RFP are also being seen in TVA’s Self-Directed Solar project. This has resulted in a delay in the estimated completion, with the project now expected to be complete in 2025. Project cost increases are also anticipated due to cost escalations from the state of global supply chains.

Low-Income Energy Efficiency Programs. An equitable energy system is one where the economic, health, and social benefits of participation extend to all levels of society. TVA plans to address energy equity disparities through inclusive energy programming focused on expanding partnerships, improving program access, and catalyzing investment in communities where all individuals can benefit from TVA's resources. Through the Home Uplift Program, TVA is partnering with LPCs, state and local governments, non-profit agencies, energy efficiency advocates, third-party contributors, and the Tennessee Valley Public Power Association to complete home evaluations and make high-impact home energy upgrades for qualifying homeowners. In addition, TVA and LPCs conduct workshops to educate homeowners about low and no-cost energy efficiency upgrades that improve their quality of life. Through the School Uplift Program pilot, TVA is partnering with LPCs as well as state and local governments to assist schools with adopting strategic energy management practices. The engagement with each school includes monthly virtual workshops and fosters performance through competitions for energy efficiency grants and grants for learning environment improvements. Finally, through the Community Centered Growth Program, TVA is partnering with LPCs to assist small businesses located within underserved communities with energy evaluations and energy improvement investments provided by TVA at no cost to the small business.

Automated Energy Exchange Platform

In October 2021, an automated energy exchange, the Southeast Energy Exchange Market ("SEEM"), took effect. The exchange was created to facilitate more short-term power exchanges and will be an enhancement to the existing market. TVA’s participation is subject to certain TVA Board approvals and the completion of appropriate environmental reviews. TVA has completed the appropriate environmental reviews. In addition, during the third quarter of 2022, the TVA Board approved the creation of a zero-cost, non-firm transmission service to allow TVA to participate in SEEM and authorized the Chief Executive Officer to amend the TVA Transmission Service Guidelines to offer the zero-cost, non-firm transmission service and to develop a methodology for calculating a loss rate for SEEM transactions.

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

Strategic Financial Plan

    In 2019, the TVA Board approved an annual budget that reflects the first year of a new Strategic Financial Plan. This Strategic Financial Plan, which extends from 2020 through 2030, is flexible in aligning customer preferences and TVA's mission while at the same time establishing a long-term forecast of financial results. Key focus areas of the Strategic Financial Plan include maintaining flat base rates, stabilizing debt, establishing alignment between the length of LPC contracts and TVA's long-term commitments, driving efficiencies into the business, and advancing the public power model. As TVA executes the plan, key assumptions and focus areas may change.

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

    Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. The revised hydrology models were reviewed and approved by the Nuclear Regulatory Commission ("NRC") for Watts Bar Nuclear Plant ("Watts Bar") Units 1 and 2. However, TVA identified an error in the modeling that will require the models for Watts Bar Units 1 and 2 to be resubmitted. TVA plans to resubmit models for Watts Bar Units 1 and 2 in 2023.  In addition, TVA submitted models for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2 in 2020.  As a result of the recently identified necessary changes to dam stability assumptions, TVA will submit a revision to the Sequoyah model in 2023. TVA will subsequently address conditions at Browns Ferry Nuclear Plant ("Browns Ferry") as needed.  As of June 30, 2022, TVA had spent $155 million on the modifications and improvements related to extreme flooding preparedness. TVA is deferring the decision on the need for additional modifications until after the modeling work is complete.
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
    Tritium-Producing Burnable Absorber Rods. TVA and the Department of Energy ("DOE") are engaged in a long-term interagency agreement under which TVA will, at the DOE's request, irradiate tritium-producing burnable absorber rods ("TPBARs") to assist the DOE in producing tritium for the Department of Defense. TVA has provided irradiation services using Watts Bar Unit 1 since 2003 and began tritium production in Watts Bar Unit 2 in 2021. The agreement also allows for irradiation of TPBARs at Sequoyah in the future; however, TVA does not have plans to employ Sequoyah units for tritium production in the near term. TVA does intend to increase its production within currently licensed limits in both Watts Bar Unit 1 and Watts Bar Unit 2, beginning in November 2024 for Watts Bar Unit 1 and April 2025 for Watts Bar Unit 2, to align with a DOE request for increased tritium. TVA is currently working to submit a license amendment request with the NRC to fulfill this request.

Watts Bar Unit 2. During 2014, the TVA Board approved a project for the replacement of the steam generators at Watts Bar Unit 2. During the refueling outage in the first quarter of 2021, TVA identified degraded steam generator conditions on Watts Bar Unit 2. Watts Bar Unit 2 remained at 90 percent of rated output until assessments were complete and the mid-cycle outage began in September 2021. The mid-cycle outage concluded in October 2021 and focused on an inspection protocol with multiple contingency repair strategies such that safe and reliable operation can be assured until the permanent steam generator replacement occurs. Watts Bar Unit 2 remained at or below 95 percent of rated thermal output until the outage for the permanent replacement, which began in March 2022. Watts Bar Unit 2 was returned to service in July 2022. As of June 30, 2022, TVA had spent $548 million related to this project and expects to spend an additional $47 million through 2022.

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

TVA is also considering plans for additional generating facilities to replace retiring or expiring capacity and to support a low cost, reliable, flexible, and increasingly clean power system. As TVA continues to evaluate the impact of retiring its coal-fired fleet by 2035, it is also evaluating adding flexible lower carbon-emitting gas plants as a strategy to maintain reliability, such as the ongoing CT projects at TVA's Paradise and Colbert sites and the aeroderivative CT project at TVA's Johnsonville site. In addition, TVA is committed to investing in the future of nuclear with the evaluation of emerging advanced nuclear technologies, such as small modular reactors ("SMRs"), and is increasing its renewable energy portfolio by securing PPAs and developing projects such as TVA's Self-Directed Solar. See Generation Resources — Natural Gas-Fired Units and Small Modular Reactors below, in addition to Changing Customer Preferences above.

TVA will prepare environmental reviews pursuant to NEPA prior to making a decision on retiring or building a plant. Environmental reviews evaluating the potential retirement of the Cumberland Fossil Plant ("Cumberland") and Kingston Fossil Plant ("Kingston") and replacement with other generation are now underway. On April 25, 2022, TVA made available to the public a draft environmental impact statement ("EIS") to assess the impacts associated with the potential retirement of Cumberland and the construction and operation of facilities to replace part of that generation. TVA received public input on the draft EIS during the 45-day public comment period of April 29, 2022 through June 13, 2022. TVA is currently reviewing comments submitted on the draft EIS and expects to issue a final EIS by the end of CY 2022. In addition, on November 10, 2021, the TVA Board authorized the Chief Executive Officer to evaluate, decide upon, and complete, if necessary, the retirements of Cumberland and Kingston and replacement generation projects, subject to completing all required environmental reviews, periodically updating the TVA Board on plans and actions, and notifying the TVA Board before making final decisions. The TVA Board approved spending up to $3.5 billion for these projects to develop generation and transmission assets and complete required demolition activities.

Decarbonization. TVA is seeking to obtain greater amounts of its power supply from clean resources to work towards carbon emission reductions and is making investments in its generating portfolio to modernize the fleet while also allowing TVA to maintain low rates and high reliability. TVA's decarbonization initiative is aimed at understanding and applying clean resources to support the reduction of carbon emissions from its power supply. Related to its carbon reduction efforts, TVA has established six guiding principles which are as follows:

•Prioritize the needs of Tennessee Valley stakeholders as TVA works to achieve its goals by maintaining low rates and high reliability, and attracting new jobs in the Tennessee Valley.

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

As part of the decarbonization efforts, in the second quarter of 2022, the TVA Board ratified approval of a programmatic approach to exploring advanced nuclear technology, which is one of several technologies TVA is exploring. The New Nuclear Program provides a systematic roadmap for TVA’s exploration of advanced nuclear technology, both in terms of various reactor designs being proposed and potential locations where such facilities may be needed in the region to support future energy needs. Other decarbonization technologies TVA is exploring in addition to advanced nuclear include battery storage, carbon capture, carbon sequestration and utilization, new hydroelectric pumped storage, electrification, and hydrogen.

TVA is also increasing its renewable energy portfolio to work towards carbon emission reductions and meet customer preferences by investing in existing assets, encouraging renewable power through various current programs and offerings, and securing renewable PPAs through RFPs, among others. TVA's recent RFPs through 2020 have contracted 2,205 MW of solar PPAs to date. TVA's 2021 RFP could contract up to 200 MW of additional solar PPAs, and in July 2022, TVA issued a carbon-free RFP, which includes a broad range of potential carbon-free generation sources in addition to solar. See Changing Customer Preferences above for further discussion.

See also Small Modular Reactors below for additional discussion on advanced nuclear and Environmental Matters — Climate Change for a discussion on the impact of executive actions and climate related regulations on TVA.

Natural Gas-Fired Units. During 2019, the TVA Board approved an expansion of approximately 1,500 MW of peaking gas replacement capacity at two combustion turbine gas facilities to coincide with the retirement of Allen CTs 1-20 and Johnsonville CTs 1-16, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. In 2020, detailed design and engineering work began at TVA’s Paradise and Colbert sites to further scope out the projects and supply information needed for the NEPA review. In 2021, environmental reviews under NEPA and other applicable laws were complete, and TVA received the air permits for the Paradise and Colbert facilities. Each project is expected to increase combustion turbine generation capacity by 750 MW. As of June 30, 2022, TVA had spent approximately $468 million on these expansions, and TVA expects to spend an additional $501 million. Both projects are anticipated to enter commercial operations by the end of CY 2023.

A 500 MW aeroderivative CT project at TVA’s Johnsonville site has been approved for $599 million, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. In 2020, detailed design and engineering work began to further scope out the project and supply information needed for the NEPA review. In July 2022, environmental reviews under NEPA were complete, and permitting efforts are underway. As of June 30, 2022, TVA had spent approximately $234 million on the design and engineering work and for long lead time equipment that could be used at any site. TVA expects to spend an additional $365 million on these expansions and expects the project to enter commercial operations by the end of CY 2024.

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

    Landfills. TVA has made strategic decisions to build and maintain lined and permitted dry storage facilities on TVA-owned property at some TVA locations, allowing these facilities to operate beyond existing dry storage capacity. Lined and permitted landfills are operational at Bull Run, Gallatin, Kingston, and Shawnee; construction of a new lined and permitted landfill at Gallatin is expected to start in CY 2022; and TVA continues to work through the permitting process for a new landfill at Cumberland and expects construction to begin in 2023. Construction of additional lined and dry permitted storage facilities may occur to support future business requirements.

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

    As of June 30, 2022, TVA had spent approximately $2.5 billion on its CCR Program. Through 2026, TVA expects to spend an additional $1.0 billion on the CCR Program. Estimates for these amounts and spend after 2026 may change depending on the final closure method selected for each facility. While the conversion portion of the CCR Program is completed, TVA will continue to undertake CCR closure and storage projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

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

TVA's Remedial Investigation/Interim Response Action Groundwater Monitoring Plan is reviewed and modified annually. The 2022 Remedial Investigation/Interim Response Action Groundwater Monitoring Plan was submitted to TDEC on March 2, 2022. TVA continues to sample on a quarterly basis the monitoring wells at the site as required by the plan. TVA prepares and shares with TDEC a memorandum after each quarterly event and prepares an annual report to evaluate the sampling results. TVA submitted the draft annual report for CY 2021 groundwater monitoring to TDEC on March 25, 2022, and the final annual report was submitted on May 25, 2022.

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
On August 24, 2021, the Sixth Circuit accepted Jacobs’s petition for interim appeal on issues relating to the availability of derivative governmental immunity as a defense to the plaintiffs’ claims. The Sixth Circuit held oral argument on Jacobs’s petition for interim appeal on March 11, 2022, and issued an opinion holding that Jacobs is not entitled to derivative governmental immunity on May 18, 2022.

On September 29, 2021, the Eastern District certified four questions to the Tennessee Supreme Court regarding the applicability of the Tennessee Silicosis Claims Priority Act to the plaintiffs’ claims. The Eastern District’s order also stayed all proceedings pending the Tennessee Supreme Court’s decision. On March 24, 2022, the Tennessee Supreme Court accepted the four certified questions from the Eastern District, and oral argument on these questions was held on June 1, 2022.

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

Coal Supply. TVA experienced challenges in 2021 related to coal supply, as a result of supply limitation and transportation challenges. Coal supply and transportation continue to be constrained in 2022, and these constraints are anticipated to continue into 2023. Following an event in October 2021 at one of TVA's fuel storage locations and coal handling service providers, TVA implemented terminal service options at other locations which met TVA's interim coal handling needs. This primary offsite coal storage and handling location returned to full operations in the second quarter of 2022. Rail service continues to limit TVA’s ability to receive contracted supply due to continued crew and congestion issues; however, TVA is actively working to acquire alternate routes and arrangements for transport. TVA is also seeing significant supply constraints and price increases for reagents, diesel fuel, and fuel surcharges associated with coal transport, which are also expected to continue. In addition, higher than projected demand in May and June of 2022 have impacted coal inventories which TVA is managing through generation control through the summer. TVA will continue to monitor the coal supply challenges and utilize its contracting strategy and diverse generation portfolio to balance needs and ensure adequate fuel supplies.

    River Management. Rainfall and runoff in the Tennessee Valley through the third quarter of 2022 were 105 percent and 110 percent of normal, respectively. Above normal rainfall and runoff have continued to help TVA meet its river system commitments, including managing minimum river flows and minimum depths for navigation, generating low-cost hydroelectric power, maintaining flows that support habitat for fish and other aquatic species, maintaining water supply, and providing recreational opportunities for the Tennessee Valley.  In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy. Rainfall and runoff in the Tennessee Valley during the third quarter of 2022 were 88 percent and 80 percent of normal, respectively.

Aquatic Vegetation. In 2020, the unprecedented growth and breakaway of aquatic vegetation in Wheeler Reservoir challenged the Browns Ferry intake structures and impacted the source of cooling water for the plant. Two units were removed from operation and power was reduced on the third unit to accommodate the decreased capability of the cooling systems. Nuclear safety was not challenged during the event. Breakaway of aquatic vegetation will continue to be a concern until a permanent solution is finalized. However, mitigation solutions have been identified to reduce marine biofouling of the plant intake system, and permanent design solutions are expected to be implemented by the end of CY 2025.

Thermal Compliance. TVA is subject to requirements of the Clean Water Act ("CWA") for maintaining discharge water temperatures and pollutant concentrations below certain limits. In the latter part of June 2022 and beginning of July 2022, TVA experienced abnormally high air temperatures, which, combined with fewer significant rain events during this time as compared to previous years, caused river temperatures to warm. This sustained heat, along with lower rainfall, can create a challenge for TVA’s plants which depend on water from the river systems for cooling, while maintaining compliance with thermal requirements. TVA has had and will continue to have temporary reductions of generation at affected plants to ensure compliance with thermal requirements and anticipates water temperature will continue to pose a risk during times of higher air temperatures and fewer significant rain events. See Item 1A, Risk Factors – Risks Related to the Environmental and Catastrophic Events – Events that affect the supply or quality of water in the Tennessee River system and Cumberland River system or elsewhere may interfere with TVA's ability to generate power in the Annual Report.

    Small Modular Reactors. In December 2019, TVA became the first utility in the nation to successfully obtain approval for an early site permit from the NRC to potentially construct and operate SMRs at TVA’s Clinch River Nuclear Site. The permit is valid through 2039 and therefore provides TVA a great deal of flexibility to make new nuclear decisions based on energy needs and economic factors. In 2021, TVA initiated a Programmatic EIS ("PEIS") that evaluates a variety of alternatives for a proposed advanced nuclear technology park at the Clinch River Nuclear Site and will provide additional flexibility for future decision making. The PEIS was issued for public comment in March of 2022, and is expected to be finalized by the end of 2022.

In the second quarter of 2022, the TVA Board ratified approval of the New Nuclear Program and approved up to $200 million to explore advanced reactor technology options. The New Nuclear Program provides a systematic roadmap for TVA’s exploration of advanced nuclear technology. Collaboration with other interested parties will be an important aspect of this program, and TVA has entered into several agreements with like-minded organizations that allow for mutual collaboration to explore advanced reactor designs as a next-generation nuclear technology. One of the first tasks the New Nuclear Program is pursuing is a project to develop a NRC construction permit application at the Clinch River Nuclear Site. In addition, while evaluating alternatives for potential advanced nuclear at the Clinch River Nuclear Site, TVA is exploring the feasibility of applying a similar approach that could deploy additional SMRs.

The decision to potentially build SMRs continues to be part of the ongoing discussion as part of the asset strategy for TVA’s future generation portfolio, and any future decision to construct any reactor, advanced or otherwise, would require approval by the TVA Board and the NRC. As of June 30, 2022, TVA had spent $98 million on work regarding SMRs, including work to complete the early site permit application for the Clinch River Nuclear Site, of which the DOE had reimbursed TVA $29 million.  Additional expenditures will be determined based on future project development.

System Operations Center. A new system operations center has been approved for $297 million. The new secured facility is being built to accommodate a new energy management system and adapt to new regulatory requirements, and will have improved physical security from the previous center.  The facility is expected to be constructed by the third quarter of 2023 and fully operational in 2025. As of June 30, 2022, TVA had spent approximately $142 million on the project and expects to spend an additional $155 million.

Energy Management System. A new energy management system has been approved for $90 million. As the current energy management system is nearing the end of its life cycle, this project will replace the existing analog system with a digital system. The new digital system will have higher capacity and speed, for communications with the TVA grid and for inputs from monitoring equipment, which will also network the new control center with existing locations and enable better remote visibility and control. The system is expected to be complete in 2026. As of June 30, 2022, TVA had spent approximately $42 million on the project and expects to spend an additional $48 million.

Dam Safety and Remediation Initiatives

Assurance Initiatives. TVA has an established dam safety program, which includes procedures based on the Federal Guidelines for Dam Safety, with the objective of reducing the risk of a dam safety event. The program analyzes, evaluates, and manages risks through a systematic and thorough process that facilitates decision-making for the safety of a structure, identifying necessary actions to reduce risk, including remediation projects, and prioritization of actions for TVA's river dams. Prioritization is driven by reducing risk to the public and asset preservation. TVA also continues to provide routine care of the dams as part of the dam safety program through inspections, monitoring, and maintenance, among other activities.

    Boone Dam Remediation. In 2015, a sinkhole was discovered near the base of the earthen embankment at Boone Dam, and a small amount of water and sediment was found seeping from the river bank below the dam. TVA identified underground pathways contributing to the seepage and prepared a plan to repair the dam, which consists of the construction of a composite seepage barrier wall in the dam's earthen embankment. TVA has completed grouting, construction of an upstream and downstream buttress, installation of the concrete cut-off wall, raising of the reservoir for fluctuation testing of the repair, and construction of the floodwall.  TVA has also completed the tailrace filter berm work and site restoration activities. The site was re-opened to the public in May 2022, and TVA expects the reservoir to return to normal operations in 2022 once the Unit 1 outage is complete. As of June 30, 2022, TVA had spent $323 million related to this project and expects to spend an additional $3 million through 2023.

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

    TVA completed work on a project with the local water utility to relocate an affected water intake system, which allowed for completion of the remaining upstream berm work. The remaining remediation work is estimated to be complete in 2022. As of June 30, 2022, TVA had spent $122 million related to this project and expects to spend an additional $6 million through 2022.

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

Supply Chain and Inflation Pressures

TVA has experienced an increase in supplier impacts as a result of COVID-19 and the state of global supply chains and the economy, such as project delays, limited availability of supplies, and price increases. Russia's invasion of Ukraine has further intensified the state of global supply chains in addition to inflationary pressures and COVID-19. TVA is actively managing spend to mitigate inflationary pressures; however, broader inflationary pressures are expected to persist through 2022. TVA is also managing supplier impacts through existing contracts and increased lead times and communications with suppliers. TVA has been able to manage with limited business disruptions at this time; however, should pressures continue long-term, TVA could experience more significant disruptions.

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

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. In 2020, TVA provided participating LPCs a flexibility option, renamed Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of average total hourly energy sales over 2015 - 2019 in order to meet their individual customers' needs. As of August 1, 2022, 146 LPCs had signed the Partnership Agreement with TVA, and 79 LPCs had signed a Power Supply Flexibility Agreement.

Board Quorum

The terms of John L. Ryder and Kenneth E. Allen as members of the TVA Board ended January 3, 2022, with the adjournment of the most recent session of Congress. There are currently five TVA Board members; however, the terms of two additional TVA Board members – Jeff W. Smith and A.D. Frazier – expired on May 18, 2022, although they are permitted under the TVA Act to remain in office until the earlier of the end of the current session of Congress or the date a successor takes office. Under the TVA Act, a quorum of the TVA Board is five members. The TVA Board is responsible for, among other things, establishing the rates TVA charges for power as well as TVA's long-term objectives, policies, and plans. Accordingly, loss of a quorum for an extended period of time would impair TVA's ability to change rates and to modify these objectives, policies, and plans. See Item 1A, Risk Factors — Human Capital and Management Risks — Loss of a quorum of the TVA Board could limit TVA’s ability to adapt to meet changing business conditions in the Annual Report.

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

     TVA is leveraging federal and other partners to better identify, detect, protect, and respond to these potential attacks. TVA also has a vulnerability and patch management program in place; when vulnerabilities are identified, the program is utilized to identify and prioritize remediation and mitigation activities to reduce the risk to TVA. While TVA and its third-party vendors and service providers have been, and will likely continue to be, subjected to such attacks and attempts to disrupt operations, to date the attacks have not had a significant or material impact on business or operations and have not impacted TVA's ability to operate as planned. See Item 1A, Risk Factors — Cybersecurity Risks — TVA's facilities and information infrastructure may not operate as planned due to cyber threats to TVA's assets and operations in the Annual Report.

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

Environmental Matters

    TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other matters. Emissions from all TVA-owned and operated units (including small CTs of less than 25 MW) have been reduced from historic peaks. Emissions of nitrogen oxide ("NOx") have been reduced by 97 percent below peak 1995 levels and emissions of sulfur dioxide ("SO2") have been reduced by 99 percent below 1977 levels through CY 2021. For CY 2021, TVA's emissions of carbon dioxide ("CO2") from its owned and operated units, including purchased power and REC retirement adjustments which reduce the CO2 emissions, were 50 million tons, resulting in a TVA system average, as delivered, CO2 emission rate of 638 lbs/Megawatt hours ("MWh"). This represents a 57 percent reduction in mass carbon emissions from 2005 levels. To remain consistent and to align with the EPA's reporting requirements, TVA intends to continue reporting CO2 emissions on a CY basis.

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

Revised Cross-State Air Pollution Rule. The EPA issued the Cross-State Air Pollution Rule ("CSAPR") in 2011 requiring several states in the eastern U.S. to improve air quality by reducing power plant emissions that contribute to pollution in other states.  In 2016, the EPA issued an update to CSAPR to address cross-state air pollution (the "CSAPR Update Rule"). The EPA subsequently issued an additional rule to resolve any remaining cross-state air pollutant issues ("CSAPR Close-Out Rule"). The U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") remanded a portion of the CSAPR Update Rule back to the EPA to address its failure to require upwind states to eliminate substantial contributions to downwind non-attainment areas by the statutory deadline. The D.C. Circuit also vacated the CSAPR Close-Out Rule. On March 15, 2021, the EPA Administrator

signed the final revisions to the revised CSAPR Update Rule. To comply with these regulations, power plants must obtain one NOx allowance for every ton of NOx emitted during the ozone season. The revised CSAPR Update Rule addresses the defects identified by the D.C. Circuit and took effect on June 29, 2021. In this final action, the EPA reduced ozone-season NOx allowances for a group of 12 states, including Kentucky, and required sources in those states to surrender most of their allowance inventory. TVA’s Shawnee Fossil Plant ("Shawnee") facility is affected by these revisions. TVA is monitoring forecasted needs and has purchased allowances with plans to continue doing so as needed to comply with the rule in 2022. A longer-term compliance strategy for the facility is being developed that could include a combination of NOx control upgrades, operational changes, and allowance purchases.

Proposed Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone National Ambient Air Quality Standard. On March 11, 2022, the EPA issued a proposed Federal Implementation Plan (“FIP”) to address cross-state air pollution with respect to the 2015 ozone NAAQS. The proposed FIP establishes ozone-season NOx allowance budgets for electric generating units in 25 states, including Alabama, Kentucky, Mississippi, and Tennessee, beginning with the 2023 ozone season. It also establishes daily NOx emissions limits for individual coal-fired units. TVA is currently evaluating potential impacts from this proposal. A compliance strategy for affected facilities in Kentucky and Tennessee could include a combination of NOx control upgrades, operational changes, and allowance purchases.

    Mercury and Air Toxics Standards for Electric Utility Units. In 2020, the EPA issued a final rule which revokes the agency's earlier finding that regulation of hazardous air pollutants ("HAP") emitted from steam electric utilities is appropriate and necessary. The rule did not remove electric generating units from the source categories listed under Section 112 of the CAA nor did it rescind the Mercury and Air Toxics Standards ("MATS") requirements. Additionally, the EPA determined that further restrictions on HAP emissions are not warranted based on a residual risk and technology review ("RTR") for this source category. The final rule has not changed TVA's MATS compliance requirements or strategy. On January 31, 2022, the EPA issued a proposed rule that revokes the 2020 finding and finds instead that regulation of HAP emitted from steam electric utilities is appropriate and necessary. In the proposal, the EPA is also reviewing the 2020 RTR by soliciting information on the performance and cost of new technologies to control HAP from steam electric utilities. If adopted in its current form, the proposed rule would not change TVA’s compliance requirements.

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

    Regional Haze Program. The EPA issued the Clean Air Visibility Rule, which required certain older sources to install best available retrofit technology. No additional controls or lower operating limits are required for any TVA units to meet best available retrofit technology requirements. In 2017, the EPA published the final rule that changed some of the requirements for Regional Haze State Implementation Plans ("SIPs"). Specific impacts cannot be determined until future Regional Haze SIPs are developed for the next decennial review under the visibility haze provisions of the CAA. States were required to submit their Regional Haze SIPs to the EPA by July 31, 2021. In response to requests from state air pollution control agencies in Tennessee and Kentucky, TVA submitted regional haze analyses for Cumberland and Shawnee, respectively, to those state agencies. The reports evaluate SO2 emission reduction options for these facilities and will be considered by these state agencies in preparing their Regional Haze SIPs. TVA cannot predict the outcome of the EPA's evaluation of the SIPs to be submitted by Tennessee and Kentucky.

    Start up, Shutdown, and Malfunctions. Opacity, or visible emissions, measures the denseness (or color) of power plant plumes and has traditionally been used by states as a means of monitoring good maintenance and operation of particulate control equipment. Under some conditions, retrofitting a unit with additional equipment to better control SO2 and NOx emissions can adversely affect opacity performance, and TVA and other utilities have addressed this issue. The evaluation of utilities' compliance with opacity requirements is coming under increased scrutiny, especially during periods of startup, shutdown, and malfunction. Historically, SIPs developed under the CAA typically excluded periods of startup, shutdowns, and malfunctions, but in June 2015, the EPA finalized a rule to eliminate such exclusions ("2015 Rule"). The 2015 Rule required states to modify their implementation plans to remove those exemptions by November 2016. Kentucky, Tennessee, and Mississippi submitted implementation plans, but Alabama has not. Environmental petitioners and several states filed petitions for judicial review of the 2015 Rule before the D.C. Circuit. In April 2017, the D.C. Circuit, at the request of the EPA Administrator, ordered this litigation to be held in abeyance pending the EPA's review to determine whether to reconsider all or part of the 2015 Rule. Subsequently, on December 17, 2021, the D.C. Circuit granted the EPA's motion to lift the abeyance, and the court is expected to issue its decision in 2022. On October 9, 2020, the EPA issued a guidance memorandum ("2020 Memorandum") that superseded and replaced policy statements outlined in the 2015 Rule. On September 30, 2021, the EPA withdrew the 2020 Memorandum, reinstating the agency's prior policy as set out in the 2015 Rule. The EPA's evaluation of state SIPs will be undertaken in light of the considerations outlined in the September 30, 2021 memorandum. Separately, on September 8, 2021, environmental petitioners filed a lawsuit to enforce the SIP calls under the 2015 Rule. On January 12, 2022, the EPA determined that Alabama and Tennessee (Shelby County) failed to submit a revised SIP. On April 11, 2022, the EPA agreed to a Proposed Consent Decree that would require the agency to take final action on SIP revisions submitted in response to the 2015 SIP call by dates ranging from 180 to 480 days from the date the court enters the Consent Decree. TVA cannot predict the outcome of future SIP evaluations.

    New York Petition to Address Impacts from Upwind High Emitting Sources. In 2018, the State of New York filed a petition with the EPA under Section 126(b) of the CAA to address ozone impacts on New York from the NOx emissions from sources emitting at least 400 tons of NOx in CY 2017 from nine states including Kentucky. The New York petition requests that the EPA require daily NOx limits for utility units with selective catalytic reduction systems ("SCRs") such as Shawnee Units 1 and 4 and emission reductions from utility units without SCRs such as Shawnee Units 2, 3, and 5-9. Kentucky utility unit NOx emissions are already limited by the CSAPR Update Rule and are declining, and current EPA modeling projects no additional requirements to reduce Kentucky NOx emissions are necessary. In 2019, the EPA finalized its denial of New York's petition. The State of New York filed a petition in the D.C. Circuit for judicial review of the EPA's denial of the petition. In July 2020, the D.C. Circuit vacated the EPA's denial of the petition and remanded the petition to the EPA for reconsideration. In its recently published Unified Regulatory Agenda, the EPA indicated that it will publish a proposed rule in May 2023 that provides a revised response to New York's Section 126(b) petition. Specific impacts to TVA cannot be determined until the EPA takes further action on the petition.

    Affordable Clean Energy Rule. In 2019, the EPA finalized the Affordable Clean Energy ("ACE") rule and repealed the EPA's previous regulation addressing GHG emissions from existing fossil fuel-fired units. The ACE rule established guidelines, under Section 111(d) of the CAA, for GHG emissions from existing coal-fired units based on efficiency improvements that can be achieved at those units at reasonable cost. States were then required to adapt these guidelines into individual State Implementation Plans to be submitted to the EPA for its approval. Several industry, environmental, and state and local petitioners filed for judicial review of the ACE rule. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule. On October 29, 2021, the U.S. Supreme Court accepted the request filed by a coalition of states and other parties to review the D.C. Circuit's decision to vacate the ACE rule. On June 30, 2022, the U.S. Supreme Court issued its decision in West Virginia v. EPA, in which it restricted the EPA's authority to regulate GHG from existing power plants under Section 111(d). The U.S. Supreme Court concluded that the major questions doctrine precludes the EPA from demanding generation-shifting to achieve reduction of GHG emissions, but did not hold that the EPA is limited in future rulemakings to just the heat-rate improvements that made up the ACE rule. The judgment of the D.C. Circuit was reversed and the case remanded for further proceedings consistent with the U.S. Supreme Court's opinion. In its recently published Unified Regulatory Agenda that was issued prior to the U.S. Supreme Court's opinion, the EPA indicated that it expects to publish a proposed rule to replace the ACE rule in March 2023. TVA is unable to predict the future course of the litigation on remand, nor the direction that the EPA may take in the future to regulate GHG emissions from existing fossil fuel-fired units. As such, it is not possible at this time to predict the impacts the EPA’s effort to develop a rule to replace the ACE rule will have on the level of GHG emissions control to be required at existing TVA plants.

    New Source Performance Standards. In 2018, the EPA proposed revisions to the 2015 GHG emission standards for new, modified, and reconstructed electric utility generating units required under Section 111(b) of the CAA. For coal-fired units, the EPA proposed to revise the current new source standards such that carbon capture and sequestration technology is no longer necessary to meet the standards of performance that reflect the best system of emission reduction. The resulting limits are less stringent than limits under the 2015 rule and can be met by modern coal-fired units (e.g., supercritical steam generators) in combination with best operating practices, but without carbon capture and sequestration. The EPA is not proposing to revise the new source performance standard in the 2015 rule for GHG emission from gas-fired units. In its recently published Unified Regulatory Agenda, the EPA indicated that it is undertaking a comprehensive review of the new source performance standards for GHG emissions from electric utility steam generating units, including a review of all aspects of the 2018 proposed amendments and requirements in the 2015 rule that the agency did not propose to amend in the 2018 proposal. The EPA expects to issue the results of this review in a proposed rule in March 2023. TVA is unable to predict the direction that the EPA may take in the future to regulate GHG emissions from new, modified, or reconstructed fossil fuel-fired units.

Climate Change

    Executive Actions. On January 20, 2021, President Biden issued EO 13990, "Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis." EO 13990 directs federal agencies to review and revise regulations consistent with broad policy goals to improve public health and the environment, reduce GHG emissions, and prioritize environmental justice. On March 8, 2021, a coalition of 12 states filed a lawsuit in the U.S. District Court for the Eastern District of Missouri challenging President Biden's authority to establish interim values for the social cost of GHGs under EO 13990. On August 31, 2021, the court dismissed the matter, but the plaintiffs have appealed the decision to the U.S. Court of Appeals for the Eighth Circuit. A similar lawsuit was brought in the U.S. District Court for the Western District of Louisiana. EO 13990 also requires the EPA to review several environmental regulations to determine their consistency with the goals and policies prescribed in the EO. On March 16, 2022, the Fifth Circuit issued a stay of the Louisiana District Court's injunction, restoring the government's ability to use social cost of carbon values in federal rulemaking. Given the pendency of the lawsuits and the absence of a final rule, specific impacts to TVA of EO 13990 cannot be determined or predicted at this time.

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

On December 8, 2021, President Biden signed EO 14057 detailing the administration’s policy to take a whole of government approach to lead by example to achieve a carbon pollution-free electricity sector by 2035 and net-zero emissions economy-wide by no later than 2050. EO 14057 instructs virtually all elements of the federal government to demonstrate how innovation and environmental stewardship can protect the planet, safeguard federal investments, respond to the needs of American communities, and expand American technologies, industries, and jobs. TVA is voluntarily pursuing multiple policies and programs in the Tennessee Valley that support the goals and policies of the EO. See Actions Taken by TVA to Reduce GHG Emissions below.

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

Physical Impacts of Climate Change. Physical impacts of climate change may include, but not be limited to, changing weather patterns, extreme weather conditions, and other events such as flooding, droughts, wildfires, and snow or ice storms, and these events can impact TVA's system in terms of system operability, customer demand, and the health of regional economies. TVA has a Climate Change Action Plan which it updated in 2021 in support of EO 14008. TVA submitted its draft Climate Change Action Adaptation and Resiliency Plan to the White House in May 2021 and its final plan in August 2021. The goal of the action planning process is to ensure TVA continues to achieve its mission and program goals and to operate in a secure, effective, and efficient manner in a changing climate by integrating climate change adaptation efforts in coordination with state and local partners, tribal governments, and private stakeholders. TVA manages the risks proposed by climate change on its mission, programs, and operations within its environmental management processes.

    Actions Taken by TVA to Reduce GHG Emissions. TVA has reduced GHG emissions from both its generation facilities and its other operations.  TVA Board actions have focused on TVA's plan to balance its coal-fired generation by increasing its nuclear capacity, modernizing its hydroelectric generation system, increasing natural gas-fired generation, installing emission control equipment on certain of its coal-fired units, increasing its purchases of renewable energy, building solar facilities, and investing in energy efficiency initiatives to reduce energy use in the Tennessee Valley.  Additionally, TVA has invested to increase energy efficiency in its operations.  These changes support the broad electrification and carbon emission reduction efforts in other sectors of the economy. There are inherent challenges each year in both operations and asset changes. TVA will not sacrifice reliability at any time, which means that TVA must make certain operational decisions at times to keep the system reliable, possibly impacting annual performance on carbon emissions. Therefore, while TVA continues to strive to lower GHG emissions, there will be fluctuations in TVA’s emission numbers resulting from changes in the power supply mix, weather impacts, economic conditions, and generating unit performance. As TVA evolves its generation portfolio, and after appropriate environmental review under NEPA, the TVA Board could make decisions about the timing, retirement, and replacement of aging fossil units or other expiring capacity, which may further TVA’s CO2 and other emissions reductions. The Environmental Policy also provides additional direction in several environmental stewardship areas related to reducing environmental impacts on the Tennessee Valley's natural resources, including reducing carbon intensity and air emissions.

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

Water Quality Control Developments

Waters of the United States. In 2015, the EPA and the U.S. Army Corps of Engineers ("USACE") issued the Clean Water Rule, which redefined waters of the United States ("WOTUS") in the agencies' regulations for the first time since the 1980s and was intended to clarify the regulatory jurisdiction of the EPA and the USACE ("2015 WOTUS Rule"). In April 2020, the USACE and the EPA issued the Navigable Waters Protection Rule ("NWPR"), which established a new regulatory definition of WOTUS and replaced the definition set forth in the 2015 WOTUS Rule. The NWPR was challenged in multiple courts, and on August 30, 2021, it was vacated by the United States District Court for the District of Arizona. The United States District Court for the District of New Mexico also vacated it on September 27, 2021. Two other courts declined to vacate the rule, but remanded it to the EPA and the Army Corps of Engineers. Previously, on June 9, 2021, the EPA and the USACE announced their intention to initiate a new rulemaking process to restore the definition of WOTUS that was in place prior to the 2015 WOTUS Rule and to develop a second new rule to establish a new definition of WOTUS. The former rule was proposed in December 2021. In its recently published Unified Regulatory Agenda, the EPA indicated that it will finalize that rule in August 2022 and will propose the latter rule in November 2023. The impact of the rulemaking process cannot be ascertained fully at this time. Pending the completion of the rulemaking process, the EPA and the USACE are interpreting WOTUS consistent with the pre-2015 definition.

Cooling Water Intake Structures. In 2014, the EPA released a final rule under Section 316(b) of the CWA relating to cooling water intake structures ("CWIS") for existing power generating facilities. The rule requires changes in CWIS used to cool the vast majority of coal, gas, and nuclear steam-electric generating plants and a wide range of manufacturing and industrial facilities in the U.S.  The final rule requires CWIS to reflect the best technology available ("BTA") for minimizing adverse environmental impacts, primarily by reducing the amount of fish and shellfish that are impinged or entrained at a CWIS. These new requirements will potentially affect a number of TVA's fossil- and nuclear-fueled facilities and will likely require capital upgrades to ensure compliance. Most TVA facilities are projected to require retrofit of CWIS with "fish-friendly" screens and fish return systems to achieve compliance with the new rule. The rule is being implemented through permits issued under the NPDES in Section 402 of the CWA. State agencies administer the NPDES permit program in most states including those in which TVA's facilities are located.  In addition, the responsible state agencies must provide all permit applications to the U.S. Fish and Wildlife Service for a 60-day review prior to public notice and an opportunity to comment during the public notice. As a result, the permit may include requirements for additional studies of threatened and endangered species arising from U.S. Fish and Wildlife Service comments and may require additional measures be taken to protect threatened and endangered species and critical habitats directly or indirectly related to the plant cooling water intake. TVA's review of the final rule indicates that the rule offers adequate flexibility for cost-effective compliance.  The required compliance timeframe is linked to plant-specific NPDES permit renewal cycles (i.e., technology retrofits), and compliance activities have begun and are expected to continue through the 2028 - 2030 timeframe.

    The EPA has never previously applied the requirements under Section 316(b) to hydroelectric facilities. However, on September 30, 2021, EPA Region 10, which covers an area outside TVA’s service area, issued NPDES permits to four hydroelectric plants that include Section 316(b) requirements. In determining the BTA to minimize adverse impacts on the environment using best professional judgment, Region 10 analyzed the existing controls that the hydroelectric facilities were already implementing and concluded that those controls constitute BTA. It is not clear whether this approach will be adopted nationwide or how the BTA standard would be applied to TVA's hydroelectric facilities; accordingly, the specific impacts to TVA from the new Region 10 permits cannot be determined at this time.

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

Petitions for judicial review of the October 2020 ELG rule were filed in the D.C. Circuit and the U.S. Court of Appeals for the Fourth Circuit (the "Fourth Circuit") and have been consolidated in the Fourth Circuit in the case Appalachian Voices, et al. v. EPA. On August 3, 2021, the EPA announced a supplemental rulemaking to revise the Steam Electric Power Generating Effluent Limitations Guidelines and Standards. As part of the rulemaking process, the EPA will determine whether more stringent limitations and standards are appropriate and consistent with the technology-forcing statutory scheme and the goals of the CWA. A proposed rule is expected in November 2022. The impact of the forthcoming rulemaking cannot be fully determined at this time. Because this rulemaking could result in more stringent ELGs, the EPA has requested that the Appalachian Voices, et al. v. EPA litigation in the Fourth Circuit be stayed pending the outcome of the supplemental rulemaking process.

Consistent with the 2020 rule, on January 8, 2021, TVA submitted requests to state regulatory authorities to modify NPDES permits for Kingston, Cumberland, Bull Run, Shawnee, and Gallatin Fossil Plant ("Gallatin") to incorporate into the permits limitations in the 2020 rule. The Kentucky Department for Environmental Protection issued a final revised permit for Shawnee in the fourth quarter of 2021 and an additional revision in the second quarter of 2022, and TDEC issued a final revised permit for Kingston in the first quarter of 2022. TDEC issued a final revised permit for Gallatin in May 2022, and TVA anticipates TDEC will issue draft permits for Cumberland and Bull Run later in 2022.

The Sierra Club and the Center for Biological Diversity administratively appealed the NPDES permit issued for Kingston. See Note 20 — Contingencies and Legal Proceedings — Administrative Proceeding Regarding National Pollutant Discharge Elimination System Permit for Kingston.

Nationwide Permits for Dredge and Fill. On January 12, 2021, the USACE published notice of a final rule that reissued and modified 16 Nationwide Permits (“NWPs”) that authorize discharges of dredge and fill material into waters of the U.S. from certain designated activities. The final rule limits applicability of NWP 12, which previously authorized discharges from all utility line activities, to oil and natural gas pipelines, creates new NWPs for certain utility line activities, including NWP 57 for electric utility line and telecommunication activities, and modifies certain pre-construction notification requirements. The new NWP 12 is being challenged in court on the same grounds that were litigated in Northern Plains Resource Council v. U.S. Army Corps of Engineers, where the U.S. District Court for the District of Montana found the permit unlawful and vacated it. Although the new lawsuit does not challenge NWP 57, the NWP upon which TVA is most likely to rely for its utility line activities, the lawsuit raises claims that apply with equal force to NWP 57. However, the impact on TVA from this litigation cannot be evaluated fully until the legal challenge is resolved. On December 21, 2021, the EPA and the USACE reissued 41 NWPs in a final rule. The reissued permits went into effect on February 25, 2022. This reissuance has little impact on TVA operations, and the reissued permits will not be available for use by TVA until states issue a CWA Section 401 water quality certification for these permits.

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

CWA Supreme Court Decision

On April 23, 2020, in County of Maui v. Hawaii Wildlife Fund, the U.S. Supreme Court held that the CWA requires a permit when there is a direct discharge of pollutants from a point source to waters of the U.S. and when there is "the functional equivalent" of a direct discharge to such waters.  The U.S. Supreme Court suggested seven factors for determining when such a discharge is the functional equivalent of a direct discharge and acknowledged that the new test would be somewhat difficult to apply, potentially requiring evaluation of multiple factors. The U.S. Supreme Court noted that "time and distance" of pollutant migration often will be the most important factor but that other relevant factors may include, for example, the nature of the material through which the pollutant travels and the extent to which the pollutant is diluted or chemically changed as it travels. After evaluating the potential impact of the decision, TVA determined that this decision will not require TVA to change its operations.

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

    TVA Sites. TVA historical operations at certain facilities have resulted in releases of contaminants that TVA is addressing, including at TVA's Environmental Research Center at Muscle Shoals, Alabama. TVA has completed several removal, remedial, and characterization actions at the site, as required by a RCRA permit issued by the Alabama Department of Environmental Management. At June 30, 2022, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information was available to develop a cost estimate was approximately $18 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheet. TVA has submitted an application for renewal of the RCRA permit as the current permit expires on September 27, 2022. Both the renewal process and the resulting renewed permit may include additional mandates for further remedial activities under RCRA's corrective action authorities. TVA has evaluated the potential impact that a permit renewal could have on its operations and does not believe that the renewal will have any adverse impacts at this time. In addition, the Environmental Research Center has an active groundwater monitoring program as part of a permitted corrective action plan.

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

    Groundwater Contamination. The EPA, environmental groups, and state regulatory agencies are increasing their attention on alleged groundwater contamination associated with CCR management activities. As a result, TVA may have to change how it manages CCR at some of its plants, potentially resulting in higher costs. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residuals Facilities and — Allen Groundwater Investigation and Note 11 — Asset Retirement Obligations.
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

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on projects related to environmental laws and regulations.

Estimated Potential Environmental Expenditures(1)(2) As of June 30, 2022 (in millions)
	Remaining 2022	2023	2024-2026(3)(4)	Total
Coal Combustion Residual Program(5)	$104	$286	$650	$1,040
Clean Air Act control projects(6)	13	24	87	124
Clean Water Act requirements(7)	17	78	33	128
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $41 million, $132 million, and $116 million for the remainder of 2022, 2023, and thereafter, respectively, in capital expenditures.
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. At June 30, 2022, TVA had accrued $11 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 20 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

    At June 30, 2022, TVA had no off-balance sheet arrangements.

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

For additional discussion on legislative and regulatory matters, including a discussion of environmental legislation and regulation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges and — Environmental Matters.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to TVA’s management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial and Strategy Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

    During the quarter ended June 30, 2022, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

On May 11, 2022, the TVA Board of Directors (the “TVA Board”) delegated authority to the Chief Executive Officer ("CEO") to set and approve the performance measures and goals for the FY 2023 Enterprise Scorecard. Pursuant to this delegation, the CEO established and approved the following performance measures and goals on July 29, 2022:

Performance Measure	Weight	Threshold (50%)	Target (100%)	Maximum (200%)
TVA Total Spend(1)	40%	2% Non-Fuel O&M, 2% Non-Fuel Inventory, 2% Cloud Spend, and 4% Capital Expenses Over Budget	Budget	2% Non-Fuel O&M, 2% Non-Fuel Inventory, 2% Cloud Spend, and 4% Capital Expenses Under Budget
Load Not Served(2)	30%	4.5	3.9	3.2
Annualized Nuclear Online Reliability Loss Factor(3)	15%	3.14%	2.00%	1.26%
Combined Cycle Equivalent Availability Factor(4)	10%	78.6%	83.6%	89.0%
Coal Equivalent Availability Factor(5)	5%	58.8%	63.8%	73.3%
Notes
(1) TVA Total Spend represents Total Non-Fuel Operating and Maintenance, Capital, Non-Fuel Inventory, and Cloud Implementation expenses for corporate and operational Strategic Business Unit organizations (excludes Board of Directors).
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
(3) Annualized Nuclear Online Reliability Loss Factor is the 12-month ratio of all generation losses minus refueling outage and exempt losses, to reference generation minus refueling outage and exempt losses.
(4) Combined Cycle Equivalent Availability Factor ("EAF") reflects the percentage of time over a given period that a generating unit was available to generate electricity for TVA-operated combined cycle generating assets, based on Generating Availability Data System ("GADS") event reporting guidelines for megawatt hour losses. Combined Cycle EAF excludes GADS events classified as outside management control and variances.
(5) Coal EAF reflects the percentage of time over a given period that a generating unit was available to generate electricity for TVA coal-fired generating assets, based on GADS event reporting guidelines for megawatt hour losses. Coal EAF excludes GADS events classified as outside management control and variances.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1
Amended and Restated TVA Compensation Plan Approved by the TVA Board on May 11, 2022 (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File No. 000-52313)

10.2
Amended and Restated Executive Annual Incentive Plan Adopted as of May 10, 2022 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File No. 000-52313)

10.3
Amended and Restated Long-Term Incentive Plan Adopted as of May 10, 2022 (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File No. 000-52313)

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

Date:	August 1, 2022		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)