Form 10-Q
period 2022-12-31
Tennessee Valley Authority
filed 2023-01-31
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
OR
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
Yes ☐   No ☒

Number of shares of common stock outstanding at January 30, 2023: N/A

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	7

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	8
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Operations (Unaudited)............................................................................................................	10
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	10
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	11
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	12
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	44
Executive Overview...............................................................................................................................................................	44
Results of Operations............................................................................................................................................................	45
Liquidity and Capital Resources............................................................................................................................................	51
Key Initiatives and Challenges..............................................................................................................................................	53
Environmental Matters..........................................................................................................................................................	54
Legal Proceedings................................................................................................................................................................	55
Off-Balance Sheet Arrangements..........................................................................................................................................	55
Critical Accounting Estimates................................................................................................................................................	55
New Accounting Standards and Interpretations....................................................................................................................	55
Legislative and Regulatory Matters.......................................................................................................................................	55

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	55

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	55
Disclosure Controls and Procedures.....................................................................................................................................	55
Changes in Internal Control over Financial Reporting..........................................................................................................	56

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	56

ITEM 1A. RISK FACTORS............................................................................................................................................................	56

ITEM 6. EXHIBITS........................................................................................................................................................................	57

SIGNATURES...............................................................................................................................................................................	58

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 (the "Quarterly Report"):

Term or Acronym	Definition
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
CAA	Clean Air Act
Caledonia CC	Caledonia Combined Cycle Plant
CCR	Coal combustion residuals
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
COVID-19	Coronavirus Disease 2019
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CWA	Clean Water Act
CY	Calendar year
DCP	Deferred Compensation Plan
DER	Distributed energy resources
EIS	Environmental Impact Statement
EO(s)	Executive Order(s)
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FHP	Financial Hedging Program
GAAP	Accounting principles generally accepted in the United States of America
GAC	Grid access charge
GHG	Greenhouse gas
HAP	Hazardous Air Pollutants
Holdco	John Sevier Holdco LLC
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hours
LPCs	Local power company customers
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatts
MWh	Megawatt hours
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NES	Nashville Electric Service
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
PPA(s)	Power Purchase Agreement(s)
QTE	Qualified technological equipment and software

RCRA	Resource Conservation and Recovery Act
RECs	Renewable Energy Certificates
RFP(s)	Request(s) for proposals
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
TDEC	Tennessee Department of Environment and Conservation
TVA	Tennessee Valley Authority
TVA Act	The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee
TVA Board	TVA Board of Directors
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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
•Changes in the membership of the TVA Board of Directors ("TVA Board") or TVA senior management, which may impact how TVA operates;
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
•Adverse effects from the Coronavirus Disease 2019 ("COVID-19") or future pandemics;
•Inability of TVA to implement its business strategy successfully, including due to the increased use in the public of DER or energy-efficiency programs;
•Inability of TVA to adapt its business model to changes in the utility industry and customer preferences and to remain cost competitive;
•Loss of quorum of the TVA Board, which may limit TVA's ability to adapt to meet changing business conditions;
•Negative impacts on TVA's reputation; or
•Other unforeseeable events.

See also Part I, Item 1A, Risk Factors, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K for the year ended September 30, 2022 (the "Annual Report"), and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for a discussion of factors that could cause actual results to differ materially from those in any forward-looking statement.  New factors emerge from time to time, and it is not possible for TVA to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA's business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made, except as required by law.

GENERAL INFORMATION

Fiscal Year

References to years (2023, 2022, etc.) in this Quarterly Report are to TVA's fiscal years ending September 30.  Years that are preceded by "CY" are references to calendar years.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	December 31, 2022	September 30, 2022
Current assets
Cash and cash equivalents	$500	$500
Accounts receivable, net	1,749	2,007
Inventories, net	1,207	1,072
Regulatory assets	320	138
Other current assets	221	257
Total current assets	3,997	3,974

Property, plant, and equipment
Completed plant	66,728	66,442
Less accumulated depreciation	(34,517)	(34,239)
Net completed plant	32,211	32,203
Construction in progress	2,648	2,535
Nuclear fuel	1,520	1,492
Finance leases	615	630
Total property, plant, and equipment, net	36,994	36,860

Investment funds	3,913	3,671

Regulatory and other long-term assets
Regulatory assets	5,909	6,134
Operating lease assets, net of amortization	144	155
Other long-term assets	353	394
Total regulatory and other long-term assets	6,406	6,683

Total assets	$51,310	$51,188
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	December 31, 2022	September 30, 2022
Current liabilities
Accounts payable and accrued liabilities	$2,362	$2,466
Accrued interest	255	273
Asset retirement obligations	287	275
Regulatory liabilities	277	391
Short-term debt, net	1,618	1,172
Current maturities of power bonds	29	29
Current maturities of long-term debt of variable interest entities	39	39
Total current liabilities	4,867	4,645

Other liabilities
Post-retirement and post-employment benefit obligations	2,998	3,072
Asset retirement obligations	6,868	6,887
Finance lease liabilities	619	628
Other long-term liabilities	1,374	1,485
Regulatory liabilities	109	172
Total other liabilities	11,968	12,244

Long-term debt, net
Long-term power bonds, net	17,865	17,826
Long-term debt of variable interest entities, net	968	968
Total long-term debt, net	18,833	18,794

Total liabilities	35,668	35,683

Contingencies and legal proceedings (Note 20)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	14,902	14,800
Total power program proprietary capital	15,160	15,058
Nonpower programs appropriation investment, net	531	533
Accumulated other comprehensive loss	(49)	(86)
Total proprietary capital	15,642	15,505

Total liabilities and proprietary capital	$51,310	$51,188
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended December 31
(in millions)

	2022	2021
Operating revenues
Revenue from sales of electricity	$2,963	$2,538
Other revenue	52	45
Total operating revenues	3,015	2,583
Operating expenses
Fuel	615	466
Purchased power	491	369
Operating and maintenance	827	780
Depreciation and amortization	533	510
Tax equivalents	151	133
Total operating expenses	2,617	2,258
Operating income	398	325
Other income, net	16	14
Other net periodic benefit cost	51	65
Interest expense	262	263
Net income	$101	$11
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three Months Ended December 31
(in millions)

	2022	2021
Net income	$101	$11
Other comprehensive income (loss)
Net unrealized gain on cash flow hedges	71	5
Net unrealized gain reclassified to earnings from cash flow hedges	(34)	(1)
Total other comprehensive income	37	4
Total comprehensive income	$138	$15
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Three Months Ended December 31
 (in millions)

	2022	2021
Cash flows from operating activities
Net income	$101	$11
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	538	515
Amortization of nuclear fuel cost	88	88
Non-cash retirement benefit expense	63	82
Other regulatory amortization and deferrals	(69)	32
Changes in current assets and liabilities
Accounts receivable, net	256	181
Inventories and other current assets, net	(216)	(101)
Accounts payable and accrued liabilities	(86)	(140)
Accrued interest	(16)	(13)
Pension contributions	(75)	(76)
Other, net	(145)	(86)
Net cash provided by operating activities	439	493

Cash flows from investing activities
Construction expenditures	(605)	(612)
Nuclear fuel expenditures	(192)	(137)
Acquisition of leasehold interests in combustion turbine assets	(78)	—
Loans and other receivables
Advances	—	(3)
Repayments	3	6
Other, net	(4)	12
Net cash used in investing activities	(876)	(734)

Cash flows from financing activities
Long-term debt
Redemptions and repurchases of power bonds	(1)	(1)
Short-term debt issues, net	446	286
Payments on leases and leasebacks	(10)	(31)
Other, net	2	(5)
Net cash provided by financing activities	437	249
Net change in cash, cash equivalents, and restricted cash	—	8
Cash, cash equivalents, and restricted cash at beginning of period	520	518
Cash, cash equivalents, and restricted cash at end of period	$520	$526
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended December 31, 2022 and 2021
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2021	$258	$13,689	$540	$(22)	$14,465
Net income (loss)	—	13	(2)	—	11
Total other comprehensive income	—	—	—	4	4
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at December 31, 2021	$258	$13,701	$538	$(18)	$14,479

Balance at September 30, 2022	$258	$14,800	$533	$(86)	$15,505
Net income (loss)	—	103	(2)	—	101
Total other comprehensive income	—	—	—	37	37
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at December 31, 2022	$258	$14,902	$531	$(49)	$15,642
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

Fiscal Year

TVA's fiscal year ends September 30.  Years (2023, 2022, etc.) refer to TVA's fiscal years unless they are preceded by "CY," in which case the references are to calendar years.

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

Basis of Presentation

TVA prepares its consolidated interim financial statements in conformity with GAAP for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2022, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2022 (the "Annual Report"). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included on the consolidated interim financial statements.

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

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash (in millions)
	At December 31, 2022	At September 30, 2022
Cash and cash equivalents	$500	$500
Restricted cash and cash equivalents included in Other long-term assets	20	20
Total cash, cash equivalents, and restricted cash	$520	$520

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

    The allowance for uncollectible accounts was less than $1 million at both December 31, 2022, and September 30, 2022, for trade accounts receivable. Additionally, loans receivable of $109 million and $105 million at December 31, 2022, and September 30, 2022, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $3 million at both December 31, 2022 and September 30, 2022.

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

Depreciation

    TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies that are updated approximately every five years, with the latest study implemented during the first quarter of 2022. Depreciation expense was $466 million and $453 million for the three months ended December 31, 2022 and 2021, respectively. See Note 6 — Plant Closures for a discussion of the impact of plant closures.

2.  Impact of New Accounting Standards and Interpretations

    The following accounting standards have been issued but, at December 31, 2022, were not effective and had not been adopted by TVA:

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
Description
This guidance requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue with customers. It is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured contract assets and contract liabilities in the acquiree’s financial statements. The entity should apply the standard prospectively to business combinations occurring on or after the effective date of the standard.

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

3.  Accounts Receivable, Net

    Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net (in millions)
	At December 31, 2022	At September 30, 2022
Power receivables	$1,633	$1,899
Other receivables	116	108
Accounts receivable, net(1)	$1,749	$2,007
Note
(1) Allowance for uncollectible accounts was less than $1 million at both December 31, 2022, and September 30, 2022, and therefore is not represented in the table above.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net (in millions)
	At December 31, 2022	At September 30, 2022
Materials and supplies inventory	$824	$808
Fuel inventory	426	303
Renewable energy certificates/emissions allowance inventory, net	19	18
Allowance for inventory obsolescence	(62)	(57)
Inventories, net	$1,207	$1,072

5. Other Current Assets

Other current assets consisted of the following:

Other Current Assets (in millions)
	At December 31, 2022	At September 30, 2022
Commodity contract derivative assets	$59	$172
Collateral receivable	50	—
Other	112	85
Other current assets	$221	$257

Commodity Contract Derivative Assets. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity as well as certain financial derivative contracts to hedge exposure to the price of natural gas. Commodity contract derivative assets classified as current include deliveries or settlements that will occur within 12 months or less. See Note 13 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

Collateral Receivable. On December 27, 2022, TVA deposited $50 million of cash collateral with PJM Settlement Inc. (“PJM”) to provide security for TVA’s power purchases from PJM during the winter season.

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

In January 2023, TVA issued its Record of Decision to retire the two remaining coal-fired units at Cumberland Fossil Plant ("Cumberland") by the end of CY 2026 and CY 2028.

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Bull Run, TVA has recognized a cumulative $518 million of accelerated depreciation since the second quarter of 2019. Of this amount, $36 million and $35 million were recognized for Bull Run during the three months ended December 31, 2022 and 2021, respectively.

TVA also recognized $4 million and $6 million in Operating and maintenance expense related to additional inventory reserves and write-offs for the coal-fired fleet, including Bull Run, during the three months ended December 31, 2022 and 2021, respectively.

7.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At December 31, 2022	At September 30, 2022
Loans and other long-term receivables, net	$106	$99
EnergyRight® receivables, net	48	49
Prepaid long-term service agreements	63	74
Commodity contract derivative assets	43	102
Other	93	70
Total other long-term assets	$353	$394

Loans and Other Long-Term Receivables. TVA's loans and other long-term receivables primarily consist of economic development loans for qualifying organizations and a receivable for reimbursements to recover the cost of providing long-term, on-site storage for spent nuclear fuel. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At December 31, 2022 and September 30, 2022, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $3 million and $6 million, respectively.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both December 31, 2022, and September 30, 2022, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $13 million. See Note 10 — Other Long-Term Liabilities for information regarding the associated financing obligation.

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

Allowance Components (in millions)
	At December 31, 2022	At September 30, 2022
EnergyRight® loan reserve	$1	$1
Economic development loan collective reserve	1	1
Economic development loan specific loan reserve	1	1
Total allowance for loan losses	$3	$3

    Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At December 31, 2022, and September 30, 2022, prepayments of $17 million and $12 million, respectively, were recorded in Other current assets.

Commodity Contract Derivative Assets. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity as well as certain financial derivative contracts to hedge exposure to the price of natural gas. See Note 13 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

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

Regulatory Assets and Liabilities (in millions)
	At December 31, 2022	At September 30, 2022
Current regulatory assets
Unrealized losses on interest rate derivatives	$41	$47
Unrealized losses on commodity derivatives	137	14
Fuel cost adjustment receivable	142	77
Total current regulatory assets	320	138

Non-current regulatory assets
Retirement benefit plans deferred costs	1,809	1,839
Non-nuclear decommissioning costs	2,769	2,856
Unrealized losses on interest rate derivatives	474	479
Nuclear decommissioning costs	705	821
Unrealized losses on commodity derivatives	15	1
Other non-current regulatory assets	137	138
Total non-current regulatory assets	5,909	6,134
Total regulatory assets	$6,229	$6,272

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$218	$218
Unrealized gains on commodity derivatives	59	173
Total current regulatory liabilities	277	391

Non-current regulatory liabilities
Retirement benefit plans deferred credits	66	70
Unrealized gains on commodity derivatives	43	102
Total non-current regulatory liabilities	109	172
Total regulatory liabilities	$386	$563

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG at December 31, 2022, and September 30, 2022, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At December 31, 2022	At September 30, 2022
Current liabilities
Accrued interest	$22	$10
Accounts payable and accrued liabilities	2	2
Current maturities of long-term debt of variable interest entities	39	39
Total current liabilities	63	51
Other liabilities
Other long-term liabilities	18	18
Long-term debt, net
Long-term debt of variable interest entities, net	968	968
Total liabilities	$1,049	$1,037

Interest expense of $12 million and $13 million related to debt of VIEs and membership interests of VIEs subject to mandatory redemption is included on the Consolidated Statements of Operations for the three months ended December 31, 2022 and 2021, respectively.

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

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to operating leases. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At December 31, 2022	At September 30, 2022
Interest rate swap liabilities	$816	$851
Operating lease liabilities	85	93
Currency swap liabilities	159	228
EnergyRight® financing obligation	57	58
Long-term deferred compensation	28	39
Advances for construction	42	53
Long-term deferred revenue	40	39
Other	147	124
Total other long-term liabilities	$1,374	$1,485

    Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2022, and September 30, 2022, the carrying amount of the interest rate swap liabilities reported in Accounts payable and accrued liabilities and Accrued interest was $41 million and $54 million, respectively. See Note 13 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities.

Operating Lease Liabilities. TVA's operating leases consist primarily of railcars, equipment, real estate/land, and power generating facilities. At December 31, 2022 and September 30, 2022, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $60 million and $59 million, respectively.

Currency Swap Liabilities. To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2022 and September 30, 2022, the carrying amount of the currency swap liabilities recorded in Accounts payable and accrued liabilities was $10 million and $12 million, respectively. See Note 13 — Risk Management Activities and Derivative Transactions — Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At December 31, 2022, and September 30, 2022, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was $15 million and $14 million, respectively. See Note 7 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Compensation. TVA provides compensation arrangements to engage and retain certain employees, both executive and non-executive, which are designed to provide participants with the ability to defer compensation to future periods. The current and long-term portions are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At December 31, 2022 and September 30, 2022, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $29 million and $53 million, respectively.

Advances for Construction. TVA receives refundable and non-refundable advances for construction that are generally intended to defray all or a portion of the costs of building or extending TVA’s existing power assets. Amounts received are deferred as a liability with the long-term portion representing amounts that will not be recognized within the next 12 months. As projects meet milestones or other contractual obligations, the refundable portion is refunded to the customer and the non-refundable portion is recognized as contributions in aid of construction and offsets the cost of plant assets. At December 31, 2022 and September 30, 2022, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $52 million and $33 million, respectively.

Long-Term Deferred Revenue. Long-term deferred revenue represents payments received that exceed services rendered resulting in the deferral of revenue. The long-term portion represents amounts that will not be recognized within the next 12 months primarily related to fiber and transmission agreements. The current and long-term portions of the deferral are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At December 31, 2022 and September 30, 2022, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $19 million and $16 million, respectively.

11.  Asset Retirement Obligations

During the three months ended December 31, 2022, TVA's total asset retirement obligations ("ARO") liability decreased $7 million as a result of settlements related to retirement projects that were conducted during the period, partially offset by periodic accretion. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the three months ended December 31, 2022, $47 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 8 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 14 — Fair Value Measurements — Investment Funds and Note 20 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2022	$3,643	$3,519	$7,162	(1)
Settlements	—	(68)	(68)	(2)
Revisions in estimate	3	(1)	2
Accretion (recorded as regulatory asset)	41	18	59
Balance at December 31, 2022	$3,687	$3,468	$7,155	(1)
Notes
(1) Includes $287 million and $275 million at December 31, 2022, and September 30, 2022, respectively, in Current liabilities.
(2) Settlements include the change in asset retirement obligation project accruals included in Accounts payable and accrued liabilities of ($57) million.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at December 31, 2022, and September 30, 2022, consisted of the following:

Debt Outstanding (in millions)
	At December 31, 2022	At September 30, 2022
Short-term debt
Short-term debt, net of discounts	$1,618	$1,172
Current maturities of power bonds issued at par	29	29
Current maturities of long-term debt of VIEs issued at par	39	39
Total current debt outstanding, net	1,686	1,240
Long-term debt
Long-term power bonds(1)	17,987	17,950
Long-term debt of VIEs, net	968	968
Unamortized discounts, premiums, issue costs, and other	(122)	(124)
Total long-term debt, net	18,833	18,794
Total debt outstanding	$20,519	$20,034
Note
(1) Includes net exchange gain from currency transactions of $114 million and $150 million at December 31, 2022, and September 30, 2022, respectively.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2022, to December 31, 2022:

Debt Securities Activity
	Date	Amount (in millions)
Redemptions/Maturities(1)
2009 Series B	December 2022	$1
Total redemptions/maturities of debt		$1
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

    TVA has funding available under four long-term revolving credit facilities totaling approximately $2.7 billion: a $150 million credit facility that matures on February 9, 2024, a $500 million credit facility that matures on February 1, 2025, a $1.0 billion credit facility that matures on September 21, 2026, and a $1.0 billion credit facility that matures on March 25, 2027. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At December 31, 2022, and September 30, 2022, there were approximately $586 million and $704 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. See Note 13 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At December 31, 2022 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
February 2024	$150	$38	$—	$112
February 2025	500	302	—	198
September 2026	1,000	100	—	900
March 2027	1,000	146	—	854
Total	$2,650	$586	$—	$2,064

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2023 with a maturity date of September 30, 2023. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at December 31, 2022. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

Lease/Leasebacks

    TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software ("QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. There were no outstanding leaseback obligations related to the remaining CTs and QTE at December 31, 2022 and September 30, 2022. Prior to 2021, TVA made final rent payments involving 16 CTs and acquired the equity interest related to these transactions. Rent payments under the remaining CT lease/leaseback transactions were made through January 2022. In December 2021, TVA gave notice of its election to acquire the leasehold interests related to the remaining eight CTs for a total of $155 million. One associated acquisition closed in December 2022 for $78 million. As a result, TVA recorded the cash consideration as reacquired rights, which is an intangible asset included in Completed plant on the Consolidated Balance Sheet. The amount will be amortized over the remaining estimated useful life of the underlying CTs. TVA recognized less than $1 million of amortization expense related to the reacquired rights within the Consolidated Statement of Operations for the three months ended December 31, 2022. Transaction costs were not material. The estimated amortization expense for the remainder of 2023 is $2 million and will be $3 million annually through December 2052. The other acquisition is expected to close in May 2023.

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
			Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2022	2021
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$71	$5

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	2022	2021
Currency swaps	$34	$1
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $5 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to the forecasted exchange loss on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) (in millions)
			Three Months Ended December 31
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2022	2021
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(15)	$(29)

Commodity derivatives under the FHP(2)	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	(19)	—
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three months ended December 31, 2022 and for the three months ended December 31, 2021.
(2) Of the amount recognized for the three months ended December 31, 2022, $15 million and $4 million were reported in Fuel expense and Purchased power expense, respectively.

Fair Values of TVA Derivatives (in millions)
	At December 31, 2022		At September 30, 2022
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(88)	Accounts payable and accrued liabilities $(6); Other long-term liabilities $(82)	$(130)	Accounts payable and accrued liabilities $(7); Other long-term liabilities $(123)
£150 million Sterling	(81)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(77)	(110)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(105)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(639)	Accounts payable and accrued liabilities $(24); Accrued interest $(9); Other long-term liabilities $(606)	$(672)	Accounts payable and accrued liabilities $(9); Accrued interest $(33); Other long-term liabilities $(630)
$476 million notional	(218)	Accounts payable and accrued liabilities $(8); Other long-term liabilities $(210)	(233)	Accounts payable and accrued liabilities $(3); Accrued interest $(9); Other long-term liabilities $(221)
Commodity contract derivatives	71	Other current assets $59; Other long-term assets $21; Accounts payable and accrued liabilities $(8); Other long-term liabilities $(1)	145	Other current assets $118; Other long-term assets $34; Accounts payable and accrued liabilities $(6); Other long-term liabilities $(1)
Commodity derivatives under the FHP	(121)	Other long-term assets $22; Accounts payable and accrued liabilities $(129); Other long-term liabilities $(14)	115	Accounts receivable, net $1; Other current assets $54; Other long-term assets $68; Accounts payable and accrued liabilities $(8)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had two currency swaps outstanding at December 31, 2022, with total currency exposure of £400 million and expiration dates in 2032 and 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

    Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended December 31, 2022 and 2021, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $14 million and increase in unrealized losses of $11 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market these natural gas contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At December 31, 2022, TVA's natural gas contract derivatives had terms of up to three years.

Commodity Contract Derivatives
	At December 31, 2022			At September 30, 2022
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	48	356 million mmBtu	$71	44	296 million mmBtu	$145

Commodity Derivatives under the FHP. In 2022, TVA reinstated the Financial Hedging Program ("FHP"), and hedging activity began under the program. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's policy prohibits trading financial instruments under the FHP for speculative purposes. At December 31, 2022, TVA's natural gas swap contracts under the FHP had remaining terms of up to five years.

Commodity Derivatives under Financial Hedging Program(1)
	At December 31, 2022				At September 30, 2022
	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)
Natural gas
Swap contracts	253	300	million mmBtu	$(121)	225	256	million mmBtu	$115
Note
(1) Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net value of contractual amounts.

TVA defers all FHP unrealized gains (losses) as regulatory liabilities (assets) and records the realized gains or losses in Fuel expense and Purchased power expense to match the delivery period of the underlying commodity. The fair value of commodity derivatives under the FHP decreased $236 million primarily due to a decrease in forward natural gas prices at December 31, 2022, as compared to September 30, 2022.
Offsetting of Derivative Assets and Liabilities

    The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At December 31, 2022	At September 30, 2022
Assets
Commodity contract derivatives	$80	$152
Commodity derivatives under the FHP(2)	22	123
Total derivatives subject to master netting or similar arrangement	$102	$275

Liabilities
Currency swaps	$169	$240
Interest rate swaps(3)	857	905
Commodity contract derivatives	9	7
Commodity derivatives under the FHP(2)	143	8
Total derivatives subject to master netting or similar arrangement	$1,178	$1,160
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no other material offsetting amounts on TVA's

Consolidated Balance Sheets at either December 31, 2022, or September 30, 2022.
(2) At December 31, 2022, the gross derivative asset and gross derivative liability was $61 million and $182 million, respectively, with offsetting amounts for each totaling $39 million. TVA received $3 million of collateral from counterparties as of December 31, 2022, which is recorded separately from the fair values of the derivative assets and liabilities and reported in Accounts payable and accrued liabilities.
(3) Letters of credit of approximately $586 million and $704 million were posted as collateral at December 31, 2022, and September 30, 2022, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the TVA Deferred Compensation Plan ("DCP"). See Note 14 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At December 31, 2022, and September 30, 2022, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $9 million and $4 million at December 31, 2022, and September 30, 2022, respectively.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At December 31, 2022, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.2 billion.  TVA's collateral obligations at December 31, 2022, under these arrangements were $569 million, for which TVA had posted $586 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the interest rate swap contracts as a result of this posted collateral. In addition, as of December 31, 2022, TVA received $3 million of collateral from counterparties related to the commodity derivatives under the FHP.

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

Other Collateral

On December 27, 2022, TVA deposited $50 million of cash collateral with PJM to provide security for TVA's power purchases from PJM during the winter season. In addition, on January 4, 2023, TVA deposited $50 million of cash collateral with the Midcontinent Independent System Operator ("MISO") to provide security for TVA's power purchases from MISO for the winter season.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.6 billion and $1.9 billion of receivables from power sales outstanding at December 31, 2022, and September 30, 2022, respectively, the majority of the counterparties were rated investment grade. The obligations of these customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 3 — Accounts Receivable, Net, and Note 7 — Other Long-Term Assets.

    TVA had revenue from two LPCs that collectively accounted for 16 percent of total operating revenues for both the three months ended December 31, 2022 and the three months ended December 31, 2021.

Although TVA has cryptocurrency industry customers, TVA believes it does not have material risk due to the relative size of these customers and credit mitigation measures that are in place. TVA also has minimal cryptocurrency exposure through its investment trusts, which TVA also believes is not a material risk due to the exposure being indirect and the relative size of these fund of fund commitments.

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

    Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at December 31, 2022. The contracted supply of coal is sourced from several geographic regions of the U.S. and is delivered via barge and rail. As a result of emerging technologies, environmental regulations, industry trends, and natural gas market volatility over the past few years, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies, restructuring, mine closures, or other scenarios. A long-term continued decline in demand for coal could result in more consolidations, additional bankruptcies, restructuring, mine closures, or other scenarios. Current market conditions indicate limited availability of spot market coal due to increased exports, utility demand, and mine capacity and capability.

Although TVA experienced challenges in 2022 related to coal supply as a result of supply limitation and transportation challenges, supply availability and transportation performance gradually improved during the first quarter of 2023. Mild weather prior to late December 2022 required lower than forecasted coal-fired generation, enabling inventory stockpiles to increase. TVA also invested in additional multi-year coal supply contracts to provide stability in coal supply availability. These investments will support fuel resiliency with TVA's overall coal supply. Coal transportation performance has also been improving in 2023 due to the settlement of the rail labor strike and increased availability of railroad workers.

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

    Purchased Power. TVA acquires power from a variety of power producers through long-term and short-term power purchase agreements ("PPAs") as well as through spot market purchases. Because of the long-term nature and reliability risk of purchased power, TVA requires that the PPAs contain certain counterparty performance assurance requirements to help insure counterparty performance during the term of the agreements.

Other Suppliers. Mounting solar supply chain constraints, commodity price increases, and the recent trade policy investigation into solar panel imports have created challenges for the U.S. solar industry. Both TVA's Self-Directed Solar project and existing solar PPA portfolio are not immune from these challenges. Similar to the experience of the rest of the industry, the majority of TVA's contracted PPAs from previous requests for proposals ("RFPs") that are not yet online have been impacted by project delays and prices increases.

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At December 31, 2022, all of TVA's commodity derivatives under the FHP, currency swaps, and interest rate swaps were with counterparties whose Moody's credit ratings were A2 or higher.

    TVA classifies forward natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At December 31, 2022, the natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

At December 31, 2022, Investment funds were comprised of $3.9 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $2.7 billion and $1.1 billion, respectively, at December 31, 2022.

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

    Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $179 million, private real assets of $118 million, and private credit of $80 million at December 31, 2022. The ART had unfunded commitments related to limited partnerships in private equity of $95 million, private real assets of $67 million, and private credit of $42 million at December 31, 2022. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses) (in millions)
		Three Months Ended December 31
Fund	Financial Statement Presentation	2022	2021
NDT	Regulatory assets	$136	$119
ART	Regulatory assets	69	30
SERP	Other income	3	2

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2021) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $2 million decrease in the fair value of assets and a $2 million decrease in the fair value of liabilities at December 31, 2022.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2022, and September 30, 2022. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At December 31, 2022 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$575	$—	$—	$575
Government debt securities(1)	402	46	—	448
Corporate debt securities(2)	—	302	—	302
Mortgage and asset-backed securities	—	29	—	29
Institutional mutual funds	260	—	—	260
Forward debt securities contracts	—	9	—	9
Private equity funds measured at net asset value(3)	—	—	—	537
Private real asset funds measured at net asset value(3)	—	—	—	391
Private credit measured at net asset value(3)	—	—	—	124
Commingled funds measured at net asset value(3)	—	—	—	1,238
Total investments	1,237	386	—	3,913
Commodity contract derivatives	—	80	—	80
Commodity derivatives under the FHP	—	22	—	22
Total	$1,237	$488	$—	$4,015

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(4)	$—	$169	$—	$169
Interest rate swaps	—	857	—	857
Commodity contract derivatives	—	9	—	9
Commodity derivatives under the FHP	—	143	—	143
Total	$—	$1,178	$—	$1,178

Notes
(1) Includes government-sponsored entities, including $402 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
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

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at December 31, 2022, and September 30, 2022, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at December 31, 2022, and September 30, 2022, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At December 31, 2022		At September 30, 2022
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$61	$62	$62	$62

Loans and other long-term receivables, net (including current portion)	Level 2	109	100	105	96

EnergyRight® financing obligations (including current portion)	Level 2	72	81	72	81

Unfunded loan commitments	Level 2	—	1	—	—

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	20	22	20	22

Long-term outstanding power bonds, net (including current maturities)	Level 2	17,894	17,790	17,856	18,070

Long-term debt of VIEs, net (including current maturities)	Level 2	1,007	1,009	1,007	989

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

LPC sales
Approximately 91 percent of TVA's Revenue from sales of electricity for the three months ended December 31, 2022 was from LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Other Revenue

Other revenue consists primarily of wheeling and network transmission charges, sales of excess steam that is a by-product of power production, delivery point charges for interconnection points between TVA and the customer, REC sales, and certain other ancillary goods or services.

Disaggregated Revenues

During the three months ended December 31, 2022, revenues generated from TVA's electricity sales were $3.0 billion and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three months ended December 31, 2022 and 2021, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended December 31
	2022	2021
Alabama	$428	$371
Georgia	76	64
Kentucky	198	171
Mississippi	278	241
North Carolina	25	20
Tennessee	1,941	1,659
Virginia	13	11
Subtotal	2,959	2,537
Off-system sales	4	1
Revenue from sales of electricity	2,963	2,538
Other revenue	52	45
Total operating revenues	$3,015	$2,583

    TVA's operating revenues by customer type for the three months ended December 31, 2022 and 2021, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended December 31
	2022	2021
Revenue from sales of electricity
Local power companies	$2,706	$2,306
Industries directly served	225	205
Federal agencies and other	32	27
Revenue from sales of electricity	2,963	2,538
Other revenue	52	45
Total operating revenues	$3,015	$2,583

    TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the partnership agreement were $48 million and $43 million, respectively, for the three months ended December 31, 2022 and 2021. In 2020, TVA provided participating LPCs a flexibility option, named Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. As of January 30, 2023, 147 LPCs had signed the partnership agreement with TVA, and 81 LPCs had signed a Power Supply Flexibility Agreement.

In 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which was effective for 2022. In 2022, the TVA Board approved a 2.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit, and is effective for 2023. These pandemic credits apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. The 2023 credit is expected to approximate $230 million. For the three months ended December 31, 2022 and three months ended December 31, 2021, pandemic credits totaled $53 million and $50 million, respectively.

    The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three months ended December 31, 2022, and the percentage those revenues comprised of TVA's total operating revenues for the same periods, are summarized in the table below:

TVA Local Power Company Contracts At or for the Three Months Ended December 31, 2022
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	147	$2,345	77.8%
5-year termination notice	6	361	12.0%
Total	153	$2,706	89.8%
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

    TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the three months ended December 31, 2022 and the three months ended December 31, 2021.

Contract Balances

    Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at December 31, 2022.

    Contract liabilities represent an entity's obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation. See Economic Development Incentives below and Note 10 — Other Long-Term Liabilities — Long-Term Deferred Revenue.

    Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $82 million and $89 million for the three months ended December 31, 2022 and the three months ended December 31, 2021, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2022, and September 30, 2022, the outstanding unpaid incentives were $188 million and $187 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

16.  Other Income, Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income, Net (in millions)
	Three Months Ended December 31
	2022	2021
Interest income	$7	$3
External services	3	5
Gains on investments	6	4
Miscellaneous	—	2
Other income, net	$16	$14

17. Supplemental Cash Flow Information

    Construction in progress and asset retirement obligation project accruals and nuclear fuel expenditures included in Accounts payable and accrued liabilities at December 31, 2022 and 2021, were $425 million and $417 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the three months ended December 31, 2022 and 2021, as non-cash investing activities.

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three months ended December 31, 2022 and 2021, were as follows:

Components of TVA's Benefit Plans(1) (in millions)
	For the Three Months Ended December 31
	Pension Benefits		Other Post-Retirement Benefits
	2022	2021	2022	2021
Service cost	$9	$13	$3	$4
Interest cost	142	94	5	4
Expected return on plan assets	(123)	(109)	—	—
Amortization of prior service credit	(22)	(23)	(4)	(4)
Recognized net actuarial loss	34	96	—	1
Total net periodic benefit cost as actuarially determined	40	71	4	5
Amount expensed due to actions of regulator	19	6	—	—
Total net periodic benefit cost	$59	$77	$4	$5
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

    TVA's minimum required pension plan contribution for 2023 is $300 million. TVA contributes $25 million per month to TVARS and as of December 31, 2022, had contributed $75 million. The remaining $225 million will be contributed by September 30, 2023. For the three months ended December 31, 2022, TVA also contributed $29 million to the 401(k) plan and $8 million (net of $1 million in rebates) to the other post-retirement plans. TVA expects to contribute $6 million to the SERP in 2023.

19. Collaborative Arrangement

In December 2022, TVA entered into a multi-party collaborative arrangement. Under the agreement, TVA will contribute up to $88 million for costs incurred through 2026. At the time feasibility is determined, TVA will have the right to use the design and receive other economic benefits.
Payments pursuant to the agreement are recorded as research and development expense in the period incurred. TVA recorded $16 million of expense related to this agreement for the three months ended December 31, 2022.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At December 31, 2022, $3.7 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2022. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

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

Non-Nuclear Decommissioning.  At December 31, 2022, $3.5 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding GHG requirements) could lead to costs of $284 million from 2023 to 2027, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of approximately $835 million from 2023 to 2027 relating to TVA's coal combustion residuals ("CCR") Program, as well as expenditures of approximately $96 million from 2023 to 2027 relating to compliance with Clean Water Act ("CWA") requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates, and these estimates do not include expenditures expected to be incurred after 2027.

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

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At December 31, 2022 and September 30, 2022, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $16 million and $17 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

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

Legal Proceedings

    There have been no material changes to the legal proceedings described in Note 21 — Commitments and Contingencies — Legal Proceedings of the Annual Report, except as described below.

Case Involving Rate Changes. As discussed in the Annual Report, on September 7, 2022, the U.S. Court of Appeals for the Fourth Circuit ("Fourth Circuit") affirmed the dismissal of the lawsuit filed against TVA and one of its LPCs, Bristol Virginia Utilities Authority, by a LPC customer, asserting claims for breach of contract and violation of the Administrative Procedure Act. On January 5, 2023, the plaintiff filed a petition with the U.S. Supreme Court to review the Fourth Circuit's decision.

Case Involving Johnsonville Aeroderivative Combustion Turbine Project. On December 22, 2022, the Southern Environmental Law Center filed a lawsuit in the United States District Court for the Middle District of Tennessee on behalf of the Sierra Club, alleging that TVA violated the National Environmental Policy Act ("NEPA") in deciding to build a new aeroderivative combustion turbine project at its Johnsonville facility.

The Sierra Club claims that TVA violated NEPA by failing to adequately analyze the climate consequences of the project, adequately address GHG mitigation in light of EOs to decarbonize the power sector, consider a reasonable range of alternatives to the project, and prepare an environmental impact statement ("EIS").

The Sierra Club requests the federal court to enter a declaratory judgment that TVA's environmental assessment ("EA") violates NEPA and that TVA's decision to issue a finding of no significant impact ("FONSI") was arbitrary, vacate the EA and FONSI, order TVA to prepare an EIS, and prohibit further construction and operation of the combustion turbines until TVA has complied with NEPA. TVA cannot predict the outcome of this litigation.

21. Subsequent Events

Valuation Changes in Derivative Transactions

As of January 30, 2023, TVA's interest rate swap derivative liability and related regulatory asset for unrealized losses are estimated to increase approximately $90 million compared to December 31, 2022, due to decreases in long-term market interest rates.

As of January 30, 2023, TVA's commodity derivative liability under the FHP and related regulatory asset for unrealized losses are estimated to increase approximately $175 million compared to December 31, 2022, due to recent decreases in natural gas prices.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") explains the results of operations and general financial condition of the Tennessee Valley Authority ("TVA"). The MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements and TVA's Annual Report on Form 10-K for the year ended September 30, 2022 (the "Annual Report").

Executive Overview

TVA's operating revenues were $3.0 billion and $2.6 billion for the three months ended December 31, 2022 and 2021, respectively. Operating revenues increased for the three months ended December 31, 2022, as compared to the same period of the prior year, primarily as a result of higher fuel cost recovery revenue. The higher fuel cost recovery revenue was driven by higher fuel rates as a result of higher coal, natural gas, and purchased power market prices. In addition, higher sales volume driven by both weather impacts and economic growth in the Tennessee Valley region contributed to the increase in operating revenue. In late December 2022, TVA sustained several days of single-digit temperatures and experienced record-setting demand as a result of Winter Storm Elliott; however, these impacts were partially offset by TVA experiencing milder weather prior to the winter storm event.

Winter Storm Elliott brought historic winter storm conditions across the majority of the United States, including the TVA service area. These cold temperatures with high winds also created operational challenges, including several generating facilities not operating as planned and encountering challenges in purchasing and importing generation from neighboring markets. TVA implemented emergency operation plans previously established with its local power company customers ("LPCs") and direct serve customers, including load reduction directives to LPCs which resulted in rolling outages, to ensure the overall stability of the power grid. TVA is conducting a review of the actions taken both before and during the event to prepare for future needs and challenges. See Key Initiatives and Challenges — Operational Challenges — Winter Storm Elliott.

Total operating expenses increased $359 million for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021. Fuel and purchased power expense increased $271 million primarily due to an increase from higher effective fuel rates and purchased power market prices, partially offset by a decrease in fuel cost recovery primarily from higher recovery of deferred fuel costs during the three month period of the prior year. Operating and maintenance expense increased $47 million for the three months ended December 31, 2022, as compared to the same period of the prior year primarily due to expenditures related to TVA's New Nuclear Program and increased payroll and benefit costs.

TVA's economic development efforts, reliability, and competitive rates continued to help attract or expand businesses and industries in the Tennessee Valley. Through the first quarter of 2023, these companies announced projected capital investments of over $2.7 billion and are expected to create or retain over 21,700 jobs. These amounts are forward-looking and are subject to various uncertainties. Amounts may differ materially based upon a number of factors, including, but not limited to, economic downturns or recessions. See Forward-Looking Information in this Quarterly Report and Part I, Item 1A, Risk Factors in the Annual Report.

Results of Operations

Sales of Electricity

    Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 38,006 million and 36,988 million of kilowatt hours ("kWh") for the three months ended December 31, 2022 and 2021, respectively. TVA sells power at wholesale rates to LPCs that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

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

	Degree Days
	Variation from Normal						Change from Prior Period
	2022	Normal	Percent Variation	2021	Normal	Percent Variation	Percent Change
Heating Degree Days
Three Months Ended December 31	1,262	1,243	1.5%	1,003	1,243	(19.3)%	25.8%

Cooling Degree Days
Three Months Ended December 31	9	61	(85.2)%	104	61	70.5%	(91.3)%

    Sales of electricity increased approximately three percent for the three months ended December 31, 2022, as compared to the same period of the prior year. The increased sales volume was driven by both weather impacts and economic growth in the Tennessee Valley region. In late December 2022, Winter Storm Elliott brought cold temperatures to the Tennessee Valley region. TVA broke its all-time record for single-day energy demand of more than 740 million kWh and recorded its highest winter peak power demand of 33,427 megawatts ("MW") during this storm. Prior to late December 2022, however, TVA had been experiencing milder weather than the same period of the prior year, which partially offset the higher sales due to cold temperatures. In addition, TVA continues to see growth in the region as a result of migration into the Tennessee Valley, which is driving population growth and load growth. For industries directly served, sales of electricity decreased due to business-specific constraints within certain sectors, as these industries directly served are not driven primarily by weather, but mainly from changes in the economy and respective industry sectors.

Financial Results

The following table compares operating results for the three months ended December 31, 2022 and 2021:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended December 31
	2022	2021	Change	Percent Change
Operating revenues	$3,015	$2,583	$432	16.7%
Operating expenses	2,617	2,258	359	15.9%
Operating income	398	325	73	22.5%
Other income, net	16	14	2	14.3%
Other net periodic benefit cost	51	65	(14)	(21.5)%
Interest expense	262	263	(1)	(0.4)%
Net income	$101	$11	$90	818.2%

Operating Revenues.  Operating revenues for the three months ended December 31, 2022 and the three months ended December 31, 2021, were $3.0 billion and $2.6 billion, respectively. The following charts compare TVA's operating revenues for the periods indicated:

Operating Revenues
Three Months Ended December 31
(in millions)
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$—
$2,706
$225
$32
$52
$2,306
$205
$27
$45
2022
2021
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the three months ended December 31, 2022 and the three months ended December 31, 2021.

TVA's rate structure uses pricing signals to indicate seasons and hours of higher cost to serve its customers and to capture a portion of TVA's fixed costs in fixed charges.  The structure includes three base revenue components: time of use demand charges, time of use energy charges, and a grid access charge ("GAC").  The demand charges are based upon the customer's peak monthly usage. The energy charges are based on time differentiated kWh used by the customer.  Both of these components can be significantly impacted by weather. The GAC captures a portion of fixed costs and is offset by a corresponding reduction to the energy rates. The GAC also reduces the impact of weather variability to the overall rate structure.

TVA has a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of January 30, 2023, 147 LPCs had signed the 20-year partnership agreement with TVA.

In 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which was effective for 2022. In 2022, the TVA Board approved a 2.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit, and is effective for 2023. These pandemic credits apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. The 2023 credit is expected to approximate $230 million. These credits were able to be offered as a result of TVA's financial and operational performance. Future credits are uncertain as they also will be subject to TVA performance.

In addition to base revenues, the rate structure includes a separate fuel rate that includes: the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel, and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and payments to states and counties in lieu of taxes ("tax equivalents") associated with the fuel cost adjustments.

    The changes in revenue components are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended December 31
	2022	2021	Change
Base revenue
Energy revenue	$1,096	$1,057	$39
Demand revenue	885	786	99
Grid access charge	147	148	(1)
Long-term partnership credits for LPCs	(48)	(43)	(5)
Pandemic credits	(53)	(50)	(3)
Other charges and credits(1)	(149)	(162)	13
Total base revenue	1,878	1,736	142
Fuel cost recovery	1,081	801	280
Off-system sales	4	1	3
Revenue from sales of electricity	2,963	2,538	425
Other revenue	52	45	7
Total operating revenues	$3,015	$2,583	$432
Note
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 15 — Revenue.

    Operating revenues increased $432 million for the three months ended December 31, 2022, as compared to the same period of the prior year, primarily due to a $280 million increase in fuel cost recovery revenue. The $280 million increase in fuel cost recovery revenue was driven by a $258 million increase attributable to higher fuel rates and a $22 million increase attributable to higher sales volume during the quarter. The higher fuel rates were primarily due to higher coal, natural gas, and purchased power market prices. In addition, there was a $142 million increase in base revenue driven by an increase of $163 million attributable to higher sales volume and a decrease of $21 million attributable to lower effective rates. Sales volume increased as a result of weather impacts and economic growth in the Tennessee Valley region. Winter Storm Elliott brought cold temperatures to the Tennessee Valley region in late December 2022; however, this impact was partially offset with milder weather prior to the winter storm event. TVA recorded its highest winter peak power demand of 33,427 MW during this storm.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three months ended December 31, 2022 and the three months ended December 31, 2021, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended December 31
	2022	2021	Change	Percent Change
Operating expenses
Fuel	$615	$466	$149	32.0%
Purchased power	491	369	122	33.1%
Operating and maintenance	827	780	47	6.0%
Depreciation and amortization	533	510	23	4.5%
Tax equivalents	151	133	18	13.5%
Total operating expenses	$2,617	$2,258	$359	15.9%
Fuel expense increased $149 million for the three months ended December 31, 2022, as compared to the same period of the prior year. This increase was primarily due to higher effective fuel rates from higher natural gas and coal prices, resulting in a $170 million increase in fuel expense. An increase in fuel volume from higher coal and gas generation also increased fuel expense $25 million. Partially offsetting these increases was a decrease in fuel cost recovery of $46 million primarily from higher recovery of deferred fuel costs during the three months ended December 31, 2021. These deferred fuel costs related to significant fuel price volatility in the summer of 2021. Unplanned fuel costs associated with Winter Storm Elliott were deferred in TVA's fuel cost adjustment and will be recognized in future quarters.

Purchased power expense increased $122 million for the three months ended December 31, 2022, as compared to the same period of the prior year. This increase was primarily due to higher purchased power market prices, resulting in an increase of $206 million. Partially offsetting this increase was a $37 million decrease due to lower purchased power volume as a result of higher availability of TVA-operated generation. In addition, fuel cost recovery decreased $47 million primarily from higher recovery of deferred purchased power costs during the three months ended December 31, 2021. These deferred costs related to significant market volatility in the summer of 2021. Unplanned purchased power costs associated with Winter Storm Elliott were deferred in TVA's fuel cost adjustment and will be recognized in future quarters.

Operating and maintenance expense increased $47 million for the three months ended December 31, 2022, as compared to the same period of the prior year. This increase was primarily due to $26 million of expenditures related to TVA's New Nuclear Program and $12 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs.

Depreciation and amortization expense increased $23 million for the three months ended December 31, 2022, as compared to the same period of the prior year.  Amortization expense of decommissioning costs recovered in rates increased $13 million. Additionally, there was an increase due to depreciation of additions to net completed plant.
Tax equivalents expense increased $18 million for the three months ended December 31, 2022, as compared to the same period of the prior year. The change is primarily driven by higher tax equivalent payments as a result of increased power sales revenue.

Generating Sources. The following table shows TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source For the three months ended December 31 (millions of kWh)
	2022		2021
Nuclear	16,428	42%	16,170	43%
Natural gas and/or oil-fired	7,806	20%	6,829	18%
Coal-fired	4,513	12%	3,699	10%
Hydroelectric	3,542	9%	3,852	10%
Total TVA-operated generation facilities(1)(2)	32,289	83%	30,550	81%
Purchased power (natural gas and/or oil-fired)(3)	3,751	10%	4,401	12%
Purchased power (other renewables)(4)	1,485	4%	1,442	4%
Purchased power (coal-fired)	742	2%	591	1%
Purchased power (hydroelectric)	393	1%	654	2%
Total purchased power(2)	6,371	17%	7,088	19%
Total power supply	38,660	100%	37,638	100%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the three months ended December 31, 2022, and the three months ended December 31, 2021. See Part I, Item 1, Business — Power Supply and Load Management Resources — Raccoon Mountain Pumped-Storage Plant in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(3) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,041 million kWh and 1,176 million kWh for the three months ended December 31, 2022 and 2021, respectively.
(4) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA sells the Renewable Energy Certificates ("RECs") resulting from some of this purchased power to certain customers.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. TVA estimates energy needs could be reduced by approximately 2,100 million kWh in 2023 due to TVA's energy efficiency programs.

Interest Expense.  Interest expense and interest rates for the three months ended December 31, 2022 and the three months ended December 31, 2021, were as follows:

Interest Expense and Rates (in millions)
	Three Months Ended December 31
	2022	2021	Percent Change
Interest expense(1)	$262	$263	(0.4)%

Average blended debt balance(2)	$20,236	$20,936	(3.3)%

Average blended interest rate(3)	4.99%	4.92%	1.4%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIEs"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

    Total interest expense decreased $1 million for the three months ended December 31, 2022, as compared to the same period of the prior year primarily driven by a $14 million decrease from lower average rates and balances on long-term debt partially offset by a $13 million increase primarily due to higher average rates on short-term debt.

Liquidity and Capital Resources

Sources of Liquidity

TVA depends on various sources of liquidity to meet cash needs and contingencies. TVA's primary sources of liquidity are cash from operations and proceeds from the issuance of short-term debt in the form of discount notes, along with periodic issuances of long-term debt. TVA's balance of short-term debt typically changes frequently as TVA issues discount notes to meet short-term cash needs and pay scheduled maturities of discount notes and long-term debt. TVA’s next significant power bond maturity is $1.0 billion in September 2024. The periodic amounts of short-term debt issued are determined by near-term expectations for cash receipts, cash expenditures, and funding needs, while seeking to maintain a target range of cash and cash equivalents on hand.

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include four long-term revolving credit facilities totaling approximately $2.7 billion, a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), and proceeds from other financings. The TVA Board authorized TVA to issue power bonds and enter into other financing arrangements in an aggregate amount not to exceed $2.0 billion during 2023. See Note 12 — Debt and Other Obligations — Credit Facility Agreements. Other financing arrangements may include sales of receivables, loans, or other assets.

The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee ("TVA Act") authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Power bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at December 31, 2022, were $19.7 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings, could provide supplementary funding if needed. Currently, TVA expects to have adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

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

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At December 31, 2022, the average maturity of long-term power bonds was 15.70 years, and the weighted average interest rate was 4.65 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at December 31, 2022. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowings (in millions)
	At December 31, 2022	Three Months Ended December 31, 2022	At December 31, 2021	Three Months Ended December 31, 2021
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$1,620	$1,080	$1,066	$1,203
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,620	N/A	$1,526
Weighted Average Interest Rate
Discount notes	3.98%	3.58%	0.03%	0.04%

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

Summary Cash Flows

    A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $520 million and $526 million at December 31, 2022 and December 31, 2021, respectively. A summary of cash flow components for the three months ended December 31, 2022 and three months ended December 31, 2021, follows:

    Cash provided by (used in):

    Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

    Net cash flows provided by operating activities decreased $54 million for the three months ended December 31, 2022, as compared to the same period of the prior year. The decrease was primarily due to increased fuel and purchased power payments as a result of higher natural gas and market prices coupled with an increase in fuel inventory; increased cash collateral payments for power purchases; higher cash used for asset retirement obligation ("ARO") settlements; and higher cash payments related to TVA's New Nuclear Program. These items were partially offset by an increase in collections of fuel cost recovery revenue from higher fuel and purchased power prices.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities increased $142 million for the three months ended December 31, 2022, as compared to the same period of the prior year driven by the acquisition of leasehold interests in combustion turbine assets and higher nuclear fuel expenditures. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

    Net cash provided by financing activities increased $188 million for the three months ended December 31, 2022, as compared to the same period of the prior year, primarily due to higher net issuances of discount notes and lower payments on leaseback transactions. Lower net cash flows provided by operating activities and higher net cash used in investing activities in the first quarter of 2023 resulted in the need for net debt issuances to maintain targeted cash balance levels during the first quarter of 2023.

    Contractual Obligations
    TVA has certain obligations and commitments to make future payments under contracts. TVA's contractual obligations are discussed in the Annual Report in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, Note 8 — Leases, Note 11 — Variable Interest Entities, Note 14 — Debt and Other Obligations, and Note 20 — Benefit Plans.

Key Initiatives and Challenges

There have been no material changes to the key initiatives and challenges described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges of the Annual Report, except as described below.

Optimum Energy Portfolio

    Coal-Fired Fleet. As discussed in the Annual Report, TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. In 2022, TVA made available and received public input on a draft environmental impact statement ("EIS") to assess the impacts associated with the potential retirement of Cumberland Fossil Plant ("Cumberland") and the construction and operation of facilities to replace part of that generation. The final EIS was published in December 2022, and TVA documented its final decision with the Record of Decision on January 10, 2023. TVA plans to retire the two coal-fired units at Cumberland and replace generation for one unit with a 1,450 MW combined cycle plant that is expected to be operational by the end of CY 2026 when the first unit is scheduled to be retired. The second unit is scheduled to be retired by the end of CY 2028, and environmental reviews to explore potential replacement generation options for the second retired unit will be deferred to allow consideration for a broader range of replacement options.

Renewable Power Purchase Agreements. As discussed in the Annual Report, TVA issued a request for proposal ("RFP") during 2021 for up to 200 MW of new renewable energy. In December 2022, TVA signed four power purchase agreements ("PPAs") for a total of 160 MW of solar generation expected to come online in 2025.

In addition, TVA’s existing solar PPA portfolio is not immune from the challenges affecting the U.S. solar industry. Similar to the experience of the rest of the industry, the majority of TVA’s contracted PPAs from previous RFPs that are not yet online have been impacted by project delays and price increases.

Collaborative Arrangement. In December 2022, TVA entered into a multi-party collaborative arrangement. TVA recorded $16 million of research and development expense related to this agreement for the three months ended December 31, 2022 and expects to record up to an additional $21 million of expense for the remainder of 2023. See Note 19 — Collaborative Arrangement for additional information.

Operational Challenges

    Winter Storm Elliott. In late December 2022, Winter Storm Elliott brought historic winter storm conditions across the majority of the United States. The TVA service area sustained several days of single-digit temperatures and high winds and experienced record-setting power demand. On December 23, TVA broke its all-time record for single-day energy demand of more than 740 million kWh, as well as its highest winter peak power demand of 33,427 MW. The cold temperatures with high winds caused operational challenges at several coal and natural gas-fired facilities, including freezing instrumentation, which resulted in a maximum loss of generation capacity of approximately 8,000 MW. TVA also encountered challenges in purchasing and importing generation from neighboring markets that were also experiencing high demand, which resulted in curtailments during TVA's peak demand periods.

As a result of these challenges, TVA implemented emergency operation plans previously established with its LPC and direct serve customers, which included public requests for broad conservation of power, curtailment of power to all customers on interruptible rates through TVA's demand response programs along with further requests to large customers to voluntarily reduce power consumption, and load reduction directives to LPCs to ensure the overall stability of the power grid. The load reduction directives were issued on two occasions, on December 23, 2022 for approximately two hours and on December 24, 2022 for approximately six hours, which resulted in rolling outages that affected some LPC customers.

Although purchases were challenged, TVA did purchase a significant volume of power to help meet energy needs and experienced high prices during the winter storm event. TVA deferred approximately $149 million of fuel and purchased power costs in December 2022 through its fuel cost adjustment, which will be expensed in a future period. This deferral was primarily impacted by unplanned power purchases during the event.

TVA is conducting a review of the actions taken both before and during the event to prepare for future needs and challenges. In addition, the Federal Energy Regulatory Commission ("FERC"), North American Electric Reliability Corporation, and North American Electric Reliability Corporation’s regional entities have announced that they will open a joint inquiry into the operations of the bulk power system during the winter weather conditions that occurred with Winter Storm Elliott. FERC has stated that the purpose of the joint inquiry is to further protect the reliability of the grid for future weather-related events.

Decarbonization

As discussed in the Annual Report, TVA is exploring the potential for hydrogen to serve as a tool in the decarbonization of the Tennessee Valley, both within the electrical sector and elsewhere. In November 2022, TVA and other major utility companies responded to a funding opportunity from the Department of Energy with the intention of obtaining federal financial support for a Southeast Hydrogen Hub. In December 2022, notification was received from the Department of Energy that the preliminary proposal was reviewed and the Southeast Hydrogen Hub proposal was encouraged to advance to the application stage. TVA anticipates the Southeast Hydrogen Hub will build on existing infrastructure utilizing advancing technologies to enhance the production, storage, transport, and delivery of hydrogen to transition the energy economy toward a decarbonized future. Decisions on the funding opportunity are expected by the end of CY 2023.

Environmental Matters

    There have been no material changes to the environmental matters described in Part I, Item 1, Business — Environmental Matters of the Annual Report, except as described below.

Clean Air Act Programs and Regulations

Revised Cross-State Air Pollution Rule. As discussed in the Annual Report, under a revised version of the Cross-State Air Pollution Rule ("CSAPR"), the Shawnee Fossil Plant ("Shawnee") facility is subject to reduced ozone-season nitrogen oxides ("NOx") allowances and has been required to surrender most of its allowance inventory. In 2022, TVA monitored forecasted needs and purchased allowances for the Shawnee facility. A longer-term compliance strategy for the facility is being developed that may include installing NOx control upgrades, incorporating operational changes, and continuing to purchase allowances. When completed, this strategy will help TVA comply with both the revised Cross-State Air Pollution Rule and a proposed transport rule to address the 2015 ozone National Ambient Air Quality Standards. TVA has obtained approval from the State of Kentucky for construction of seven selective catalytic reduction systems ("SCRs") at the Shawnee facility. TVA plans to construct SCRs at four units by the end of 2025 and is evaluating plans for the remaining three units. Inclusive of the costs for these four SCRs, at December 31, 2022, TVA’s estimated potential expenditures on Clean Air Act control projects are $101 million, $100 million, and $83 million for the remainder of 2023, 2024, and 2025 - 2027, respectively.

Cleanup of Solid and Hazardous Wastes

Coal Combustion Residuals. As discussed in the Annual Report, in August 2015, the Tennessee Department of Environment and Conservation ("TDEC") issued an order that sets out an iterative process through which TVA and TDEC will identify and evaluate any coal combustion residuals ("CCR") contamination risks and, if necessary, respond to such risks. Under this process, TVA submitted environmental assessment reports (“EARs”) for Allen in 2021 and Cumberland in 2022. The John Sevier EAR was submitted in January 2023. TVA will continue conducting environmental investigations for the remaining four sites in accordance with TDEC-approved Environmental Investigation Plans and will submit EARs to TDEC upon completion of the related investigations.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. At December 31, 2022, TVA had accrued $11 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 20 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

    At December 31, 2022, TVA had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements. Although the financial statements are prepared in conformity with accounting principles generally accepted in the U.S., TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period. Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA's financial results. Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA's financial condition, results of operations, or cash flows. TVA's critical accounting estimates and policies are discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Annual Report.

New Accounting Standards and Interpretations

For a discussion of new accounting standards and interpretations, see Note 2 — Impact of New Accounting Standards and Interpretations, which discussion is incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Legislative and Regulatory Matters

For additional discussion on legislative and regulatory matters, including a discussion of environmental legislation and regulation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges and — Environmental Matters of this Quarterly Report. Also, see Part I, Item 1, Business — Environmental Matters and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges of the Annual Report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There are no material changes related to market risks disclosed under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report. See Note 13 — Risk Management Activities and Derivative Transactions for additional information regarding TVA's derivative transactions and risk management activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to TVA’s management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial and Strategy Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

    During the quarter ended December 31, 2022, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

    There are no material changes related to risk factors from the risk factors disclosed in Part I, Item 1A, Risk Factors in the Annual Report.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 000-52313)

3.2
Bylaws of the Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014 (Incorporated by reference to Exhibit 3.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.1
Fourth Amendment Dated as of January 5, 2023, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, February 21, 2018, and February 27, 2020, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on January 6, 2023, File No. 000-52313)

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

Date:	January 30, 2023		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)