Form 10-Q
period 2023-03-31
Tennessee Valley Authority
filed 2023-05-02
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Yes ☐   No ☒

Number of shares of common stock outstanding at May 1, 2023: N/A

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	7

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	8
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Operations (Unaudited)............................................................................................................	10
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	10
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	11
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	12
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	44
Executive Overview...............................................................................................................................................................	44
Results of Operations............................................................................................................................................................	45
Liquidity and Capital Resources............................................................................................................................................	52
Key Initiatives and Challenges..............................................................................................................................................	55
Environmental Matters..........................................................................................................................................................	56
Legal Proceedings................................................................................................................................................................	58
Off-Balance Sheet Arrangements..........................................................................................................................................	58
Critical Accounting Estimates................................................................................................................................................	58
New Accounting Standards and Interpretations....................................................................................................................	58
Legislative and Regulatory Matters.......................................................................................................................................	58

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	59

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	59
Disclosure Controls and Procedures.....................................................................................................................................	59
Changes in Internal Control over Financial Reporting..........................................................................................................	59

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	59

ITEM 1A. RISK FACTORS............................................................................................................................................................	59

ITEM 6. EXHIBITS........................................................................................................................................................................	60

SIGNATURES...............................................................................................................................................................................	61

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "Quarterly Report"):

Term or Acronym	Definition
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
CAA	Clean Air Act
Caledonia CC	Caledonia Combined Cycle Plant
CCR	Coal combustion residuals
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
COVID-19	Coronavirus Disease 2019
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CWA	Clean Water Act
CY	Calendar year
DCP	Deferred Compensation Plan
DER	Distributed energy resources
EIS	Environmental Impact Statement
EO(s)	Executive Order(s)
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FHP	Financial Hedging Program
GAAP	Accounting principles generally accepted in the United States of America
GAC	Grid access charge
GEH	GE Hitachi Nuclear Energy
GHG	Greenhouse gas
Holdco	John Sevier Holdco LLC
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hours
LPCs	Local power company customers
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MWh	Megawatt hours
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NES	Nashville Electric Service
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
PPA(s)	Power Purchase Agreement(s)
QTE	Qualified technological equipment and software
RCRA	Resource Conservation and Recovery Act

RECs	Renewable Energy Certificates
RFP(s)	Request(s) for proposals
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
TDEC	Tennessee Department of Environment and Conservation
TVA	Tennessee Valley Authority
TVA Act	The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee
TVA Board	TVA Board of Directors
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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
•An increase in TVA's cost of capital, which may result from, among other things, changes in the market for Bonds, disruptions in the banking system or financial markets, changes in the credit rating of TVA or the U.S. government, or, potentially, an increased reliance by TVA on alternative financing should TVA approach its debt limit;
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
•Reliability or creditworthiness of counterparties including but not limited to customers, suppliers, renewable resource providers, and financial institutions;
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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	March 31, 2023	September 30, 2022
Current assets
Cash and cash equivalents	$501	$500
Accounts receivable, net	1,508	2,007
Inventories, net	1,180	1,072
Regulatory assets	328	138
Other current assets	237	257
Total current assets	3,754	3,974

Property, plant, and equipment
Completed plant	66,932	66,442
Less accumulated depreciation	(34,905)	(34,239)
Net completed plant	32,027	32,203
Construction in progress	2,925	2,535
Nuclear fuel	1,464	1,492
Finance leases	599	630
Total property, plant, and equipment, net	37,015	36,860

Investment funds	4,082	3,671

Regulatory and other long-term assets
Regulatory assets	5,820	6,134
Operating lease assets, net of amortization	131	155
Other long-term assets	335	394
Total regulatory and other long-term assets	6,286	6,683

Total assets	$51,137	$51,188
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	March 31, 2023	September 30, 2022
Current liabilities
Accounts payable and accrued liabilities	$2,250	$2,466
Accrued interest	283	273
Asset retirement obligations	270	275
Regulatory liabilities	244	391
Short-term debt, net	572	1,172
Current maturities of power bonds	29	29
Current maturities of long-term debt of variable interest entities	35	39
Total current liabilities	3,683	4,645

Other liabilities
Post-retirement and post-employment benefit obligations	2,951	3,072
Asset retirement obligations	6,866	6,887
Finance lease liabilities	604	628
Other long-term liabilities	1,467	1,485
Regulatory liabilities	68	172
Total other liabilities	11,956	12,244

Long-term debt, net
Long-term power bonds, net	18,865	17,826
Long-term debt of variable interest entities, net	951	968
Total long-term debt, net	19,816	18,794

Total liabilities	35,455	35,683

Contingencies and legal proceedings (Note 20)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	14,950	14,800
Total power program proprietary capital	15,208	15,058
Nonpower programs appropriation investment, net	529	533
Accumulated other comprehensive loss	(55)	(86)
Total proprietary capital	15,682	15,505

Total liabilities and proprietary capital	$51,137	$51,188
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
Operating revenues
Revenue from sales of electricity	$2,924	$2,848	$5,887	$5,386
Other revenue	35	36	87	81
Total operating revenues	2,959	2,884	5,974	5,467
Operating expenses
Fuel	700	558	1,315	1,024
Purchased power	393	374	884	743
Operating and maintenance	823	767	1,650	1,547
Depreciation and amortization	550	512	1,083	1,022
Tax equivalents	147	138	298	271
Total operating expenses	2,613	2,349	5,230	4,607
Operating income	346	535	744	860
Other income, net	21	3	37	17
Other net periodic benefit cost	51	65	102	130
Interest expense	268	264	530	527
Net income	$48	$209	$149	$220
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
Net income	$48	$209	$149	$220
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	3	(15)	74	(10)
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	(9)	17	(43)	16
Total other comprehensive income (loss)	(6)	2	31	6
Total comprehensive income	$42	$211	$180	$226
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Six Months Ended March 31
 (in millions)

	2023	2022
Cash flows from operating activities
Net income	$149	$220
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	1,093	1,032
Amortization of nuclear fuel cost	176	171
Non-cash retirement benefit expense	124	164
Other regulatory amortization and deferrals	33	69
Changes in current assets and liabilities
Accounts receivable, net	497	214
Inventories and other current assets, net	(235)	(79)
Accounts payable and accrued liabilities	(298)	(36)
Accrued interest	14	17
Pension contributions	(156)	(158)
Other, net	(243)	(155)
Net cash provided by operating activities	1,154	1,459

Cash flows from investing activities
Construction expenditures	(1,199)	(1,140)
Nuclear fuel expenditures	(229)	(173)
Acquisition of leasehold interests in combustion turbine assets	(78)	—
Loans and other receivables
Advances	—	(8)
Repayments	4	9
Other, net	7	22
Net cash used in investing activities	(1,495)	(1,290)

Cash flows from financing activities
Long-term debt
Issues of power bonds	992	—
Redemptions and repurchases of power bonds	(1)	(1)
Redemptions of debt of variable interest entities	(22)	(21)
Short-term debt issues (redemptions), net	(600)	(96)
Payments on leases and leasebacks	(25)	(52)
Financing costs, net	(4)	—
Other, net	2	4
Net cash provided by (used in) financing activities	342	(166)
Net change in cash, cash equivalents, and restricted cash	1	3
Cash, cash equivalents, and restricted cash at beginning of period	520	518
Cash, cash equivalents, and restricted cash at end of period	$521	$521
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended March 31, 2023 and 2022
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$258	$13,701	$538	$(18)	$14,479
Net income (loss)	—	210	(1)	—	209
Total other comprehensive income	—	—	—	2	2
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at March 31, 2022	$258	$13,910	$537	$(16)	$14,689

Balance at December 31, 2022	$258	$14,902	$531	$(49)	$15,642
Net income (loss)	—	50	(2)	—	48
Total other comprehensive loss	—	—	—	(6)	(6)
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at March 31, 2023	$258	$14,950	$529	$(55)	$15,682
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Six Months Ended March 31, 2023 and 2022

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2021	$258	$13,689	$540	$(22)	$14,465
Net income (loss)	—	223	(3)	—	220
Total other comprehensive income	—	—	—	6	6
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at March 31, 2022	$258	$13,910	$537	$(16)	$14,689

Balance at September 30, 2022	$258	$14,800	$533	$(86)	$15,505
Net income (loss)	—	153	(4)	—	149
Total other comprehensive income	—	—	—	31	31
Return on power program appropriation investment	—	(3)	—	—	(3)
Balance at March 31, 2023	$258	$14,950	$529	$(55)	$15,682
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

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash (in millions)
	At March 31, 2023	At September 30, 2022
Cash and cash equivalents	$501	$500
Restricted cash and cash equivalents included in Other long-term assets	20	20
Total cash, cash equivalents, and restricted cash	$521	$520

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

    The allowance for uncollectible accounts was less than $1 million at both March 31, 2023, and September 30, 2022, for trade accounts receivable. Additionally, loans receivable of $119 million and $105 million at March 31, 2023, and September 30, 2022, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $3 million at both March 31, 2023 and September 30, 2022.

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

Depreciation

    TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies that are updated approximately every five years, with the latest study implemented during the first quarter of 2022. Depreciation expense was $481 million and $455 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense was $947 million and $908 million for the six months ended March 31, 2023 and 2022, respectively. See Note 6 — Plant Closures for a discussion of the impact of plant closures.

2.  Impact of New Accounting Standards and Interpretations

    The following accounting standards have been issued but, at March 31, 2023, were not effective and had not been adopted by TVA:

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

3.  Accounts Receivable, Net

    Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net (in millions)
	At March 31, 2023	At September 30, 2022
Power receivables	$1,420	$1,899
Other receivables	88	108
Accounts receivable, net(1)	$1,508	$2,007
Note
(1) Allowance for uncollectible accounts was less than $1 million at both March 31, 2023, and September 30, 2022, and therefore is not represented in the table above.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net (in millions)
	At March 31, 2023	At September 30, 2022
Materials and supplies inventory	$811	$808
Fuel inventory	414	303
Renewable energy certificates/emissions allowance inventory, net	19	18
Allowance for inventory obsolescence	(64)	(57)
Inventories, net	$1,180	$1,072

5. Other Current Assets

Other current assets consisted of the following:

Other Current Assets (in millions)
	At March 31, 2023	At September 30, 2022
Commodity contract derivative assets	$25	$172
Collateral receivables	100	—
Other	112	85
Other current assets	$237	$257

Commodity Contract Derivative Assets. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity as well as certain financial derivative contracts to hedge exposure to the price of natural gas. Commodity contract derivative assets classified as current include deliveries or settlements that will occur within 12 months or less. See Note 13 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Contract Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

Collateral Receivables. TVA deposited $50 million of cash collateral with each of PJM Settlement Inc. (“PJM”) and Midcontinent Independent System Operator, Inc. ("MISO") during 2023 to provide security for TVA’s power purchases from these respective regional transmission organizations.

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

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Bull Run, TVA has recognized a cumulative $555 million of accelerated depreciation since the second quarter of 2019. Of this amount, $37 million and $35 million were recognized for Bull Run during the three months ended March 31, 2023 and 2022, respectively, and $73 million and $70 million were recognized during the six months ended March 31, 2023 and 2022, respectively. TVA's decision to retire the two remaining units at Cumberland resulted in additional depreciation expense of approximately $16 million for the six months ended March 31, 2023, all of which was recognized in the three months ended March 31, 2023.

TVA also recognized $7 million and $11 million in Operating and maintenance expense related to additional inventory reserves and write-offs for the coal-fired fleet, including Bull Run and Cumberland, during the six months ended March 31, 2023 and 2022, respectively. Of this amount, $3 million and $5 million were recognized during the three months ended March 31, 2023 and 2022, respectively.

7.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At March 31, 2023	At September 30, 2022
Loans and other long-term receivables, net	$115	$99
EnergyRight® receivables, net	48	49
Prepaid long-term service agreements	72	74
Commodity contract derivative assets	6	102
Other	94	70
Total other long-term assets	$335	$394

Loans and Other Long-Term Receivables. TVA's loans and other long-term receivables primarily consist of economic development loans for qualifying organizations and a receivable for reimbursements to recover the cost of providing long-term, on-site storage for spent nuclear fuel. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2023 and September 30, 2022, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $4 million and $6 million, respectively.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both March 31, 2023, and September 30, 2022, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $13 million. See Note 10 — Other Long-Term Liabilities for information regarding the associated financing obligation.

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

Allowance Components (in millions)
	At March 31, 2023	At September 30, 2022
EnergyRight® loan reserve	$1	$1
Economic development loan collective reserve	1	1
Economic development loan specific loan reserve	1	1
Total allowance for loan losses	$3	$3

    Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2023, and September 30, 2022, prepayments of $25 million and $12 million, respectively, were recorded in Other current assets.

Commodity Contract Derivative Assets. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity as well as certain financial derivative contracts to hedge exposure to the price of natural gas. See Note 13 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Contract Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

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

Regulatory Assets and Liabilities (in millions)
	At March 31, 2023	At September 30, 2022
Current regulatory assets
Unrealized losses on interest rate derivatives	$41	$47
Unrealized losses on commodity derivatives	249	14
Fuel cost adjustment receivable	38	77
Total current regulatory assets	328	138

Non-current regulatory assets
Retirement benefit plans deferred costs	1,776	1,839
Non-nuclear decommissioning costs	2,688	2,856
Unrealized losses on interest rate derivatives	544	479
Nuclear decommissioning costs	631	821
Unrealized losses on commodity derivatives	46	1
Other non-current regulatory assets	135	138
Total non-current regulatory assets	5,820	6,134
Total regulatory assets	$6,148	$6,272

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$216	$218
Fuel cost adjustment	3	—
Unrealized gains on commodity derivatives	25	173
Total current regulatory liabilities	244	391

Non-current regulatory liabilities
Retirement benefit plans deferred credits	62	70
Unrealized gains on commodity derivatives	6	102
Total non-current regulatory liabilities	68	172
Total regulatory liabilities	$312	$563

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

The membership interests held by SHLLC were purchased with proceeds from the issuance of $40 million of secured notes (the "SHLLC notes") and are subject to mandatory redemption pursuant to a schedule of amortizing, semi-annual payments due each February 15 and August 15, with a final payment due on August 15, 2033. The payment dates for the mandatorily redeemable membership interests are the same as those of the SHLLC notes, and the payment amounts are sufficient to provide returns on, as well as returns of, capital until the investment has been repaid to SHLLC in full. The rate of return on investment to SHLLC is seven percent, which is reflected as interest expense in the Consolidated Statements of Operations. SHLLC is required to pay a pre-determined portion of the return on investment to Seven States Southaven, LLC on each lease payment date as agreed in SHLLC's formation documents (the "Seven States Return"). The current and long-term portions of the Membership interests of VIE subject to mandatory redemption are included in Accounts payable and accrued liabilities and Other long-term liabilities, respectively.

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG at March 31, 2023, and September 30, 2022, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At March 31, 2023	At September 30, 2022
Current liabilities
Accrued interest	$9	$10
Accounts payable and accrued liabilities	1	2
Current maturities of long-term debt of variable interest entities	35	39
Total current liabilities	45	51
Other liabilities
Other long-term liabilities	17	18
Long-term debt, net
Long-term debt of variable interest entities, net	951	968
Total liabilities	$1,013	$1,037

Interest expense of $12 million for both the three months ended March 31, 2023 and 2022, and $24 million and $25 million for the six months ended March 31, 2023 and 2022, respectively, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to operating leases. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At March 31, 2023	At September 30, 2022
Interest rate swap liabilities	$910	$851
Operating lease liabilities	67	93
Currency swap liabilities	156	228
EnergyRight® financing obligation	57	58
Long-term deferred compensation	32	39
Advances for construction	44	53
Long-term deferred revenue	40	39
Other	161	124
Total other long-term liabilities	$1,467	$1,485

    Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets. At March 31, 2023, and September 30, 2022, the carrying amount of the interest rate swap liabilities reported in Accounts payable and accrued liabilities and Accrued interest was $41 million and $54 million, respectively. See Note 13 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities.

Operating Lease Liabilities. TVA's operating leases consist primarily of railcars, equipment, real estate/land, and power generating facilities. At March 31, 2023 and September 30, 2022, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $60 million and $59 million, respectively.

Currency Swap Liabilities. To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At March 31, 2023 and September 30, 2022, the carrying amount of the currency swap liabilities recorded in Accounts payable and accrued liabilities was $10 million and $12 million, respectively. See Note 13 — Risk Management Activities and Derivative Transactions — Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At both March 31, 2023, and September 30, 2022, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was $14 million. See Note 7 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Compensation. TVA provides compensation arrangements to engage and retain certain employees, both executive and non-executive, which are designed to provide participants with the ability to defer compensation to future periods. The current and long-term portions are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At March 31, 2023 and September 30, 2022, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $41 million and $53 million, respectively.

Advances for Construction. TVA receives refundable and non-refundable advances for construction that are generally intended to defray all or a portion of the costs of building or extending TVA’s existing power assets. Amounts received are deferred as a liability with the long-term portion representing amounts that will not be recognized within the next 12 months. As projects meet milestones or other contractual obligations, the refundable portion is refunded to the customer and the non-refundable portion is recognized as contributions in aid of construction and offsets the cost of plant assets. At March 31, 2023 and September 30, 2022, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $55 million and $33 million, respectively.

Long-Term Deferred Revenue. Long-term deferred revenue represents payments received that exceed services rendered resulting in the deferral of revenue. The long-term portion represents amounts that will not be recognized within the next 12 months primarily related to fiber and transmission agreements. The current and long-term portions of the deferral are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At March 31, 2023 and September 30, 2022, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $20 million and $16 million, respectively.

11.  Asset Retirement Obligations

During the six months ended March 31, 2023, TVA's total asset retirement obligations ("ARO") liability decreased $26 million as a result of settlements related to retirement projects that were conducted during the period, partially offset by periodic accretion. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the six months ended March 31, 2023, $94 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 8 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 14 — Fair Value Measurements — Investment Funds and Note 20 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2022	$3,643	$3,519	$7,162	(1)
Settlements	—	(122)	(122)	(2)
Revisions in estimate	6	(27)	(21)
Accretion (recorded as regulatory asset)	82	35	117
Balance at March 31, 2023	$3,731	$3,405	$7,136	(1)
Notes
(1) Includes $270 million and $275 million at March 31, 2023, and September 30, 2022, respectively, in Current liabilities.
(2) Settlements include the change in asset retirement obligation project accruals included in Accounts payable and accrued liabilities of ($72) million.

Revisions to non-nuclear estimates decreased the liability balance by $27 million for the six months ended March 31, 2023. The decrease was primarily attributable to reductions in closure liabilities of $15 million at Cumberland based on identified changes in the projected timing of certain asset retirement activities and $9 million at Paradise Fossil Plant as a result of refined project cost estimates.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at March 31, 2023, and September 30, 2022, consisted of the following:

Debt Outstanding (in millions)
	At March 31, 2023	At September 30, 2022
Short-term debt
Short-term debt, net of discounts	$572	$1,172
Current maturities of power bonds issued at par	29	29
Current maturities of long-term debt of VIEs issued at par	35	39
Total current debt outstanding, net	636	1,240
Long-term debt
Long-term power bonds(1)	18,997	17,950
Long-term debt of VIEs, net	951	968
Unamortized discounts, premiums, issue costs, and other	(132)	(124)
Total long-term debt, net	19,816	18,794
Total debt outstanding	$20,452	$20,034
Note
(1) Includes net exchange gain from currency transactions of $103 million and $150 million at March 31, 2023, and September 30, 2022, respectively.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2022, to March 31, 2023:

Debt Securities Activity
	Date	Amount (in millions)
Issues
2023 Series A(1)	March 2023	$1,000
Discount on debt issues		(8)
Total long-term debt issues		$992

Redemptions/Maturities(2)
2009 Series B	December 2022	$1
Total redemptions/maturities of power bonds		1
Debt of variable interest entities		22
Total redemptions/maturities of debt		$23
Notes
(1) The 2023 Series A Bonds were issued at 99.187 percent of par.
(2) All redemptions were at 100 percent of par.

Credit Facility Agreements

    TVA has funding available under four long-term revolving credit facilities totaling approximately $2.7 billion. See table below for additional information on the four long-term revolving credit facilities. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At March 31, 2023, and September 30, 2022, there were approximately $569 million and $704 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. See Note 13 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral and Note 19 — Collaborative Arrangement.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At March 31, 2023 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
March 2026(1)	$150	$38	$—	$112
February 2025	500	302	—	198
September 2026	1,000	93	—	907
March 2027	1,000	136	—	864
Total	$2,650	$569	$—	$2,081
Note
(1) During the second quarter of 2023, TVA extended the maturity date from February 9, 2024 to March 29, 2026.

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2023 with a maturity date of September 30, 2023. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at March 31, 2023. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

Lease/Leasebacks

    TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software ("QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. There were no outstanding leaseback obligations related to the remaining CTs and QTE at March 31, 2023 and September 30, 2022. Prior to 2021, TVA made final rent payments involving 16 CTs and acquired the equity interest related to these transactions. Rent payments under the remaining CT lease/leaseback transactions were made through January 2022. In December 2021, TVA gave notice of its election to acquire the leasehold interests related to the remaining eight CTs for a total of $155 million. One associated acquisition closed in December 2022 for $78 million. As a result, TVA recorded the cash consideration as reacquired rights, which is an intangible asset included in Completed plant on the Consolidated Balance Sheet. The amount will be amortized over the remaining estimated useful life of the underlying CTs. TVA recognized approximately $1 million of amortization expense related to the reacquired rights within the Consolidated Statement of Operations for the six months ended March 31, 2023. Transaction costs were not material. The estimated amortization expense for the remainder of 2023 is $1 million and will be $3 million annually from the beginning of 2024 through December 2052. The other acquisition is expected to close in May 2023.

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
			Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2023	2022	2023	2022
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$3	$(15)	$74	$(10)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	2023	2022	2023	2022
Currency swaps	$9	$(17)	$43	$(16)
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $11 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to the forecasted exchange loss on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) (in millions)
			Three Months Ended March 31		Six Months Ended March 31
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2023	2022	2023	2022
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(11)	$(28)	$(26)	$(57)

Commodity derivatives under the FHP(2)	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	(140)	—	(159)	—
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three and six months ended March 31, 2023 and for the three and six months ended March 31, 2022.
(2) Of the amount recognized for the three months ended March 31, 2023, $112 million and $28 million were reported in Fuel expense and Purchased power expense, respectively. Of the amount recognized for the six months ended March 31, 2023, $127 million and $32 million were reported in Fuel expense and Purchased power expense, respectively.

Fair Values of TVA Derivatives (in millions)
	At March 31, 2023		At September 30, 2022
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(84)	Accounts payable and accrued liabilities $(6); Other long-term liabilities $(78)	$(130)	Accounts payable and accrued liabilities $(7); Other long-term liabilities $(123)
£150 million Sterling	(82)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(78)	(110)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(105)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(704)	Accounts payable and accrued liabilities $(4); Accrued interest $(28); Other long-term liabilities $(672)	$(672)	Accounts payable and accrued liabilities $(9); Accrued interest $(33); Other long-term liabilities $(630)
$476 million notional	(247)	Accounts payable and accrued liabilities $(1); Accrued interest $(8); Other long-term liabilities $(238)	(233)	Accounts payable and accrued liabilities $(3); Accrued interest $(9); Other long-term liabilities $(221)
Commodity contract derivatives	9	Other current assets $25; Accounts payable and accrued liabilities $(15); Other long-term liabilities $(1)	145	Other current assets $118; Other long-term assets $34; Accounts payable and accrued liabilities $(6); Other long-term liabilities $(1)
Commodity derivatives under the FHP	(273)	Other long-term assets $6; Accounts payable and accrued liabilities $(234); Other long-term liabilities $(45)	115	Accounts receivable, net $1; Other current assets $54; Other long-term assets $68; Accounts payable and accrued liabilities $(8)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had two currency swaps outstanding at March 31, 2023, with total currency exposure of £400 million and expiration dates in 2032 and 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

    Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended March 31, 2023 and 2022, the changes in fair market value of the interest rate swaps resulted in the increase in unrealized losses of $66 million and reduction in unrealized losses of $282 million, respectively. For the six months ended March 31, 2023 and 2022, the changes in fair market value of the interest rate swaps resulted in the increase in unrealized losses of $52 million and reduction in unrealized losses of $271 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Contract Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA may also enter into short-term power purchase agreements with a term of less than one year that provide an option to financially settle contracted power deliveries. This option creates an embedded derivative in the hosting power purchase agreement. TVA marks to market these contracts and defers the unrealized gains (losses) as regulatory liabilities (assets). At March 31, 2023, TVA's natural gas contract derivatives had terms of up to three years.

Commodity Contract Derivatives
	At March 31, 2023			At September 30, 2022
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	44	288 million mmBtu	$21	44	296 million mmBtu	$145
Power purchase agreement with option to settle	1	342 thousand MWh	$(12)	—	— thousand MWh	$—

Commodity Derivatives under the FHP. In 2022, TVA reinstated the Financial Hedging Program ("FHP"), and hedging activity began under the program. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's policy prohibits trading financial instruments under the FHP for speculative purposes. At March 31, 2023, TVA's natural gas swap contracts under the FHP had remaining terms of up to five years.

Commodity Derivatives under Financial Hedging Program(1)
	At March 31, 2023				At September 30, 2022
	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)
Natural gas
Swap contracts	277	396	million mmBtu	$(273)	225	256	million mmBtu	$115
Note
(1) Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net value of contractual amounts.

TVA defers all FHP unrealized gains (losses) as regulatory liabilities (assets) and records the realized gains or losses in Fuel expense and Purchased power expense to match the delivery period of the underlying commodity. The fair value of commodity derivatives under the FHP decreased $388 million primarily due to a decrease in forward natural gas prices at March 31, 2023 as compared to September 30, 2022.

Offsetting of Derivative Assets and Liabilities

    The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At March 31, 2023	At September 30, 2022
Assets
Commodity contract derivatives	$25	$152
Commodity derivatives under the FHP(2)	6	123
Total derivatives subject to master netting or similar arrangement	$31	$275

Liabilities
Currency swaps	$166	$240
Interest rate swaps(3)	951	905
Commodity contract derivatives	16	7
Commodity derivatives under the FHP(2)	279	8
Total derivatives subject to master netting or similar arrangement	$1,412	$1,160
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no other material offsetting amounts on TVA's Consolidated Balance Sheets at either March 31, 2023, or September 30, 2022.
(2) At March 31, 2023, the gross derivative asset and gross derivative liability was $36 million and $309 million, respectively, with offsetting amounts for each totaling $30 million.
(3) Letters of credit of approximately $563 million and $704 million were posted as collateral at March 31, 2023, and September 30, 2022, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the TVA Deferred Compensation Plan ("DCP"). See Note 14 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At March 31, 2023, and September 30, 2022, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $10 million and $4 million at March 31, 2023, and September 30, 2022, respectively.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At March 31, 2023, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.4 billion.  TVA's collateral obligations at March 31, 2023, under these arrangements were $634 million, for which TVA had posted $563 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the interest rate swap contracts as a result of this posted collateral.

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

Other Collateral

TVA deposited $50 million of cash collateral with each of PJM and MISO during 2023 to provide security for TVA's power purchases from these respective regional transmission organizations.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.4 billion and $1.9 billion of receivables from power sales outstanding at March 31, 2023, and September 30, 2022, respectively, the majority of the counterparties were rated investment grade. The obligations of these customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 3 — Accounts Receivable, Net, and Note 7 — Other Long-Term Assets.

    TVA had revenue from two LPCs that collectively accounted for 16 percent of total operating revenues for both the six months ended March 31, 2023 and the six months ended March 31, 2022.

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

    Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at March 31, 2023. The contracted supply of coal is sourced from several geographic regions of the U.S. and is delivered via barge and rail. As a result of emerging technologies, environmental regulations, industry trends, and natural gas market volatility over the past few years, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies, restructuring, mine closures, or other scenarios. A long-term continued decline in demand for coal could result in more consolidations, additional bankruptcies, restructuring, mine closures, or other scenarios. Current market conditions indicate limited availability of spot market coal due to increased exports, utility demand, and mine capacity and capability.

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

    Purchased Power. TVA acquires power from a variety of power producers through long-term and short-term power purchase agreements ("PPAs") as well as through spot market purchases. Because of the reliability risk of purchased power, TVA requires that the PPAs contain certain counterparty performance assurance requirements to help insure counterparty performance during the term of the agreements.

Other Suppliers. Mounting solar supply chain constraints, commodity price increases, and the recent trade policy investigation into solar panel imports have created challenges for the U.S. solar industry. Both TVA's Self-Directed Solar project and existing solar PPA portfolio are not immune from these challenges. Similar to the experience of the rest of the industry, the majority of TVA's contracted PPAs from previous requests for proposals ("RFPs") that are not yet online have been impacted by project delays, prices increases, and cancellations.

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At March 31, 2023, all of TVA's commodity derivatives under the FHP, currency swaps, interest rate swaps, and PPA with option to settle were with counterparties whose Moody's credit ratings were A2 or higher. TVA classifies forward natural gas contracts as derivatives. At March 31, 2023, the natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

At March 31, 2023, Investment funds were comprised of $4.1 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $2.8 billion and $1.2 billion, respectively, at March 31, 2023.

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

    Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $173 million, private real assets of $124 million, and private credit of $72 million at March 31, 2023. The ART had unfunded commitments related to limited partnerships in private equity of $93 million, private real assets of $69 million, and private credit of $37 million at March 31, 2023. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses) (in millions)
		Three Months Ended March 31		Six Months Ended March 31
Fund	Financial Statement Presentation	2023	2022	2023	2022
NDT	Regulatory assets(1)	$105	$(93)	$241	$26
ART	Regulatory assets(2)	52	(38)	121	(8)
SERP	Other income (expense)	4	(7)	7	(5)
DCP	Other income (expense)	1	(2)	1	(2)
Notes
(1) Includes $34 million of unrealized gains and $4 million of unrealized losses related to NDT equity securities (excluding commingled funds) for the three months ended March 31, 2023 and 2022, respectively. Includes $60 million and $32 million of unrealized gains related to NDT equity securities (excluding commingled funds) for the six months ended March 31, 2023 and 2022, respectively.
(2) Includes $8 million of unrealized gains and $3 million of unrealized losses related to ART equity securities (excluding commingled funds) for the three months ended March 31, 2023 and 2022, respectively. Includes $18 million and $9 million of unrealized gains related to ART equity securities (excluding commingled funds) for the six months ended March 31, 2023 and 2022, respectively.

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

Commodity Contract Derivatives and Commodity Derivatives under the FHP

Commodity Contract Derivatives. Most of these derivative contracts are valued based on market approaches, which utilize short-term and mid-term market-quoted prices from an external industry brokerage service. Embedded derivatives for power purchase agreements are valued based on an income approach using observable market inputs provided by an independent industry pricing service. These contracts are classified as Level 2 valuations.

Commodity Derivatives under the FHP. Swap contracts are valued using a pricing model based on New York Mercantile Exchange inputs and are subject to nonperformance risk outside of the exit price. These contracts are classified as Level 2 valuations.

See Note 13 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Contract Derivatives and — Commodity Derivatives under the FHP.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2022) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at March 31, 2023.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2023, and September 30, 2022. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At March 31, 2023 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$629	$—	$—	$629
Government debt securities(1)	387	58	—	445
Corporate debt securities(2)	—	310	—	310
Mortgage and asset-backed securities	—	39	—	39
Institutional mutual funds	273	—	—	273
Forward debt securities contracts	—	10	—	10
Private equity funds measured at net asset value(3)	—	—	—	562
Private real asset funds measured at net asset value(3)	—	—	—	403
Private credit measured at net asset value(3)	—	—	—	139
Commingled funds measured at net asset value(3)	—	—	—	1,272
Total investments	1,289	417	—	4,082
Commodity contract derivatives	—	25	—	25
Commodity derivatives under the FHP	—	6	—	6
Total	$1,289	$448	$—	$4,113

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(4)	$—	$166	$—	$166
Interest rate swaps	—	951	—	951
Commodity contract derivatives	—	16	—	16
Commodity derivatives under the FHP	—	279	—	279
Total	$—	$1,412	$—	$1,412

Notes
(1) Includes government-sponsored entities, including $387 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
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

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at March 31, 2023, and September 30, 2022, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at March 31, 2023, and September 30, 2022, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At March 31, 2023		At September 30, 2022
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$61	$61	$62	$62

Loans and other long-term receivables, net (including current portion)	Level 2	119	110	105	96

EnergyRight® financing obligations (including current portion)	Level 2	71	80	72	81

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	18	21	20	22

Long-term outstanding power bonds, net (including current maturities)	Level 2	18,894	19,383	17,856	18,070

Long-term debt of VIEs, net (including current maturities)	Level 2	986	1,010	1,007	989

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

LPC sales
Approximately 91 percent of TVA's Revenue from sales of electricity for both the three and six months ended March 31, 2023, was from LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During the three and six months ended March 31, 2023, revenues generated from TVA's electricity sales were $2.9 billion and $5.9 billion, respectively, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three and six months ended March 31, 2023 and 2022, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
Alabama	$428	$413	$856	$784
Georgia	72	74	148	138
Kentucky	192	190	390	361
Mississippi	273	264	551	505
North Carolina	25	23	50	43
Tennessee	1,918	1,867	3,859	3,526
Virginia	13	13	26	24
Subtotal	2,921	2,844	5,880	5,381
Off-system sales	3	4	7	5
Revenue from sales of electricity	2,924	2,848	5,887	5,386
Other revenue	35	36	87	81
Total operating revenues	$2,959	$2,884	$5,974	$5,467

    TVA's operating revenues by customer type for the three and six months ended March 31, 2023 and 2022, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
Revenue from sales of electricity
Local power companies	$2,674	$2,608	$5,380	$4,914
Industries directly served	217	206	442	411
Federal agencies and other	33	34	65	61
Revenue from sales of electricity	2,924	2,848	5,887	5,386
Other revenue	35	36	87	81
Total operating revenues	$2,959	$2,884	$5,974	$5,467

    TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the partnership agreement were $47 million and $50 million for the three months ended March 31, 2023 and 2022, respectively. The total wholesale bill credits to LPCs participating in the partnership agreement were $95 million and $93 million for the six months ended March 31, 2023 and 2022, respectively. In 2020, TVA provided participating LPCs a flexibility option, named Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. As of May 1, 2023, 147 LPCs had signed the partnership agreement with TVA, and 83 LPCs had signed a Power Supply Flexibility Agreement.

In 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which was effective for 2022. In 2022, the TVA Board approved a 2.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit, and is effective for 2023. These pandemic credits apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. The 2023 credit is expected to approximate

$230 million. For the three months ended March 31, 2023 and 2022, pandemic credits totaled $53 million and $55 million, respectively. For the six months ended March 31, 2023 and 2022, pandemic credits totaled $106 million and $105 million, respectively.

    The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three and six months ended March 31, 2023, and the percentage those revenues comprised of TVA's total operating revenues for the same periods, are summarized in the tables below:

TVA Local Power Company Contracts At or for the Three Months Ended March 31, 2023
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	147	$2,323	78.5%
5-year termination notice	6	351	11.9%
Total	153	$2,674	90.4%
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

TVA Local Power Company Contracts At or for the Six Months Ended March 31, 2023
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	147	$4,668	78.1%
5-year termination notice	6	712	11.9%
Total	153	$5,380	90.0%
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

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the six months ended March 31, 2023 and the six months ended March 31, 2022.

Contract Balances

    Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at March 31, 2023.

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

    Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $82 million and $79 million for the three months ended March 31, 2023 and 2022, respectively. Incentives recorded as a reduction to revenue were $164 million and $168 million for the six months ended March 31, 2023 and 2022, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At March 31, 2023, and September 30, 2022, the outstanding unpaid incentives were $188 million and $187 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

16.  Other Income, Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income, Net (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2023	2022	2023	2022
Interest income	$9	$3	$16	$7
External services	3	3	6	8
Gains (losses) on investments	4	(6)	10	(2)
Miscellaneous	5	3	5	4
Other income, net	$21	$3	$37	$17

17. Supplemental Cash Flow Information

    Construction in progress and asset retirement obligation project accruals and nuclear fuel expenditures included in Accounts payable and accrued liabilities at March 31, 2023 and 2022, were $435 million and $503 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and 2022, as non-cash investing activities.

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and six months ended March 31, 2023 and 2022, were as follows:

Components of TVA's Benefit Plans(1) (in millions)
	For the Three Months Ended March 31				For the Six Months Ended March 31
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$7	$13	$3	$4	$16	$26	$6	$8
Interest cost	142	95	6	3	284	189	11	7
Expected return on plan assets	(123)	(109)	—	—	(246)	(218)	—	—
Amortization of prior service credit	(22)	(24)	(5)	(4)	(44)	(47)	(9)	(8)
Recognized net actuarial loss	33	101	—	2	67	197	—	3
Total net periodic benefit cost as actuarially determined	37	76	4	5	77	147	8	10
Amount expensed due to actions of regulator	20	1	—	—	39	7	—	—
Total net periodic benefit cost	$57	$77	$4	$5	$116	$154	$8	$10
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

    TVA's minimum required pension plan contribution for 2023 is $300 million. TVA contributes $25 million per month to TVARS and as of March 31, 2023, had contributed $150 million. The remaining $150 million will be contributed by September 30, 2023. For the six months ended March 31, 2023, TVA also contributed $55 million to the 401(k) plan and $12 million (net of $2 million in rebates) to the other post-retirement plans. TVA expects to contribute $6 million to the SERP in 2023.

19. Collaborative Arrangement

In December 2022, TVA, Ontario Power Generation, Synthos Green Energy, and GE Hitachi Nuclear Energy ("GEH") entered into a multi-party collaborative arrangement to advance the global deployment of the GEH BWRX-300 small modular reactor. GEH is responsible for standard design development. Under the agreement, TVA will contribute up to $88 million for design costs incurred by GEH through 2026. At the time feasibility is determined, TVA will have the right to use the design and may receive additional economic benefits.
Payments pursuant to the agreement are recorded as research and development expense, which is reflected as Operating and maintenance expense on TVA's Consolidated Statement of Operations in the period incurred. TVA recorded $2 million and $18 million of expenses related to this agreement for the three and six months ended March 31, 2023, respectively. TVA also has a $6 million letter of credit posted under this arrangement at March 31, 2023.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At March 31, 2023, $3.7 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2022. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

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

Non-Nuclear Decommissioning.  At March 31, 2023, $3.4 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

TVA estimates that compliance with existing and future Clean Air Act ("CAA") requirements (excluding GHG requirements) could lead to costs of $259 million from 2023 to 2027, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of approximately $783 million from 2023 to 2027 relating to TVA's coal combustion residuals ("CCR") Program, as well as expenditures of approximately $66 million from 2023 to 2027 relating to compliance with Clean Water Act ("CWA") requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates, and these estimates do not include expenditures expected to be incurred after 2027.

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

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At March 31, 2023 and September 30, 2022, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $16 million and $17 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

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

Case Involving Johnsonville Aeroderivative Combustion Turbine Project. On December 22, 2022, the Southern Environmental Law Center filed a lawsuit in the U.S. District Court for the Middle District of Tennessee on behalf of the Sierra Club, alleging that TVA violated the National Environmental Policy Act ("NEPA") in deciding to build a new aeroderivative combustion turbine project at its Johnsonville facility.

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

Case Involving Long-Term Agreements. As discussed in the Annual Report, on August 17, 2020, the Southern Environmental Law Center filed a lawsuit in the U.S. District Court for the Western District of Tennessee on behalf of Protect Our Aquifer, Energy Alabama, and Appalachian Voices, alleging that, beginning in August 2019, TVA violated NEPA and Section 10 of the TVA Act by offering a Long-Term Agreement to its LPCs. On February 1, 2023, the court granted TVA's motion for summary judgment and dismissed the lawsuit. The environmental groups' appeal deadline expired on April 7, 2023.

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

Executive Overview

TVA's operating revenues were $6.0 billion and $5.5 billion for the six months ended March 31, 2023 and 2022, respectively. Operating revenues increased for the six months ended March 31, 2023, as compared to the same period of the prior year, primarily as a result of higher fuel cost recovery revenue. The higher fuel cost recovery revenue was driven by higher fuel rates as a result of higher coal, natural gas, and purchased power market prices, partially offset by lower sales volume. The decreased sales volume was driven by overall milder weather during 2023. Although TVA sustained several days of single-digit temperatures and experienced record-setting demand as a result of Winter Storm Elliott in late December 2022, these impacts were largely offset by TVA experiencing milder weather during the remainder of the six-month period.

Winter Storm Elliott brought historic winter storm conditions across the majority of the United States, including the TVA service area. Rain followed by extreme cold weather and wind also created operational challenges, including the failure of several generating facilities to operate as planned and challenges in purchasing and importing generation from neighboring markets. TVA implemented emergency operation plans previously established with its local power company customers ("LPCs") and direct serve customers, including load reduction directives to LPCs which resulted in rolling outages, to ensure the overall stability of the power grid. TVA has conducted a review of the actions taken both before and during the event to prepare for future needs and challenges. See Key Initiatives and Challenges — Operational Challenges — Winter Storm Elliott.

Total operating expenses increased $623 million for the six months ended March 31, 2023, as compared to the six months ended March 31, 2022. Fuel and purchased power expense increased $432 million primarily due to an increase from higher effective fuel rates and purchased power market prices, partially offset by lower purchased power volume as a result of lower demand for energy due to milder weather and higher availability of nuclear generation. Operating and maintenance expense increased $103 million for the six months ended March 31, 2023, as compared to the same period of the prior year, primarily due to expenditures related to TVA's New Nuclear Program and increased payroll and benefit costs.

Results of Operations

Sales of Electricity

    Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 37,653 million and 40,947 million of kilowatt hours ("kWh") for the three months ended March 31, 2023 and 2022, respectively. Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 75,659 million and 77,935 million of kWh for the six months ended March 31, 2023 and 2022, respectively. TVA sells power at wholesale rates to LPCs that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

The following chart compares TVA's sales of electricity by customer type for the periods indicated:

The following charts show a breakdown of TVA's energy load:
Note
Information included in the charts above was derived from energy usage of directly served customers and customers served by LPCs during calendar year ("CY") 2022, and these graphs will continue to be updated on a CY basis.

Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit.

	Degree Days
	Variation from Normal						Change from Prior Period
	2023	Normal	Percent Variation	2022	Normal(1)	Percent Variation	Percent Change
Heating Degree Days
Three Months Ended March 31	1,315	1,689	(22.1)%	1,807	1,689	7.0%	(27.2)%
Six Months Ended March 31	2,577	2,932	(12.1)%	2,809	2,932	(4.2)%	(8.3)%

Cooling Degree Days
Three Months Ended March 31	16	10	60.0%	12	10	20.0%	33.3%
Six Months Ended March 31	25	71	(64.8)%	116	71	63.4%	(78.4)%
Note
(1) The prior period degree day information was adjusted in 2023 in order to incorporate a change in TVA's current calculation of normal weather. TVA now calculates based on a 20-year period of weather history (CYs 2001-2020), and this period will be updated every five years.

    Sales of electricity decreased approximately eight percent for the three months ended March 31, 2023, as compared to the same period of the prior year. The decreased sales volume was driven by milder weather during the current quarter, which resulted in a 27 percent decline in heating degree days over the same period of the prior year. For industries directly served, sales of electricity decreased primarily within the polysilicon and chemical sectors due to an extended outage by one customer and other business-specific constraints, as these industries directly served are not driven primarily by weather, but mainly from changes in the economy and respective industry sectors.

Sales of electricity decreased approximately three percent for the six months ended March 31, 2023, as compared to the same period of the prior year. The decreased sales volume was driven by overall milder weather during 2023 as compared to 2022, which resulted in an eight percent decline in heating degree days. Although Winter Storm Elliott brought cold temperatures and record-setting demand to the Tennessee Valley region in late December 2022, these impacts were largely offset by TVA experiencing milder weather during the remainder of the six-month period. Partially offsetting the overall milder weather, TVA continued to see growth in the region as a result of migration into the Tennessee Valley, which is driving population growth and load growth. For industries directly served, sales of electricity decreased primarily within the chemical and polysilicon sectors due to business-specific constraints and an extended outage by one customer, as these industries directly served are not driven primarily by weather, but mainly from changes in the economy and respective industry sectors.

Financial Results

The following table compares operating results for the three and six months ended March 31, 2023 and 2022:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended March 31				Six Months Ended March 31
	2023	2022	Change	Percent Change	2023	2022	Change	Percent Change
Operating revenues	$2,959	$2,884	$75	2.6%	$5,974	$5,467	$507	9.3%
Operating expenses	2,613	2,349	264	11.2%	5,230	4,607	623	13.5%
Operating income	346	535	(189)	(35.3)%	744	860	(116)	(13.5)%
Other income, net	21	3	18	600.0%	37	17	20	117.6%
Other net periodic benefit cost	51	65	(14)	(21.5)%	102	130	(28)	(21.5)%
Interest expense	268	264	4	1.5%	530	527	3	0.6%
Net income	$48	$209	$(161)	(77.0)%	$149	$220	$(71)	(32.3)%

Operating Revenues.  Operating revenues for the three months ended March 31, 2023 and 2022, were $3.0 billion and $2.9 billion, respectively. Operating revenues for the six months ended March 31, 2023 and 2022, were $6.0 billion and $5.5 billion, respectively. The following charts compare TVA's operating revenues for the periods indicated:

Operating Revenues
Three Months Ended March 31
(in millions)
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$—
$2,674
$217
$33
$35
$2,608
$206
$34
$36
2023
2022
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

Operating Revenues
Six Months Ended March 31
(in millions)
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$—
$5,380
$442
$65
$87
$4,914
$411
$61
$81
2023
2022
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the six months ended March 31, 2023 and the six months ended March 31, 2022.

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

TVA has a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of May 1, 2023, 147 LPCs had signed the 20-year partnership agreement with TVA.

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

    The changes in revenue components are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended March 31			Six Months Ended March 31
	2023	2022	Change	2023	2022	Change
Base revenue
Energy revenue	$1,116	$1,228	$(112)	$2,212	$2,285	$(73)
Demand revenue	858	857	1	1,743	1,643	100
Grid access charge	147	147	—	294	295	(1)
Long-term partnership credits for LPCs	(47)	(50)	3	(95)	(93)	(2)
Pandemic credits	(53)	(55)	2	(106)	(105)	(1)
Other charges and credits(1)	(168)	(172)	4	(317)	(334)	17
Total base revenue	1,853	1,955	(102)	3,731	3,691	40
Fuel cost recovery	1,068	889	179	2,149	1,690	459
Off-system sales	3	4	(1)	7	5	2
Revenue from sales of electricity	2,924	2,848	76	5,887	5,386	501
Other revenue	35	36	(1)	87	81	6
Total operating revenues	$2,959	$2,884	$75	$5,974	$5,467	$507
Note
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 15 — Revenue.

    Operating revenues increased $75 million for the three months ended March 31, 2023, as compared to the same period of the prior year, primarily due to a $179 million increase in fuel cost recovery revenue. The $179 million increase in fuel cost recovery revenue was driven by a $252 million increase attributable to higher fuel rates partially offset by a $73 million decrease attributable to lower sales volume during the quarter. The higher fuel rates were primarily due to higher coal, natural gas, and purchased power market prices. Partially offsetting the increase in fuel cost recovery revenue was a $102 million decrease in base revenue driven by a decrease of $144 million attributable to lower sales volume, which was partially offset by an increase of $42 million attributable to higher effective rates. Sales volume decreased as a result of milder weather in the Tennessee Valley region in the three months ended March 31, 2023, as compared to the same period of the prior year.

Operating revenues increased $507 million for the six months ended March 31, 2023, as compared to the same period of the prior year, primarily due to a $459 million increase in fuel cost recovery revenue. The $459 million increase in fuel cost recovery revenue was driven by a $510 million increase attributable to higher fuel rates partially offset by a $51 million decrease attributable to lower sales volume in 2023. The higher fuel rates were primarily due to higher coal, natural gas, and purchased power market prices. In addition, there was a $40 million increase in base revenue driven by a $23 million increase attributable to higher effective rates and a $17 million increase attributable to higher volume. The increase in effective rates was primarily due to lower other charges and credits as compared to the same period of the prior year. The increase in volume was attributable to peak power demand as Winter Storm Elliott brought cold temperatures to the Tennessee Valley region in late December 2022; however, this impact was largely offset by lower energy volume caused by overall milder weather during the remainder of the six-month period. TVA recorded its highest winter peak power demand of 33,427 MW during this storm.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three and six months ended March 31, 2023 and March 31, 2022, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended March 31				Six Months Ended March 31
	2023	2022	Change	Percent Change	2023	2022	Change	Percent Change
Operating expenses
Fuel	$700	$558	$142	25.4%	$1,315	$1,024	$291	28.4%
Purchased power	393	374	19	5.1%	884	743	141	19.0%
Operating and maintenance	823	767	56	7.3%	1,650	1,547	103	6.7%
Depreciation and amortization	550	512	38	7.4%	1,083	1,022	61	6.0%
Tax equivalents	147	138	9	6.5%	298	271	27	10.0%
Total operating expenses	$2,613	$2,349	$264	11.2%	$5,230	$4,607	$623	13.5%
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

Fuel expense increased $142 million for the three months ended March 31, 2023, as compared to the same period of the prior year. This increase was primarily due to higher effective fuel rates of $124 million resulting from higher coal and natural gas prices, as well as an increase in fuel cost recovery of $40 million as a result of the recognition of unplanned fuel costs associated with Winter Storm Elliott that were deferred in December 2022. Partially offsetting these increases was a decrease of $22 million primarily from lower demand for energy due to milder weather.

Purchased power expense increased $19 million for the three months ended March 31, 2023, as compared to the same period of the prior year. This increase was primarily due to higher purchased power market prices resulting in an increase of $89 million, as well as an increase in fuel cost recovery of $38 million as a result of the recognition of unplanned purchased power costs associated with Winter Storm Elliott that were deferred in December 2022. Partially offsetting these increases was a decrease of $108 million primarily from lower demand for energy due to milder weather.

Operating and maintenance expense increased $56 million for the three months ended March 31, 2023, as compared to the same period of the prior year. This increase was primarily due to $22 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs, $15 million of expenditures related to TVA's New Nuclear Program, and an $11 million increase in insurance expense driven by lower member distribution from Nuclear Electric Insurance Limited ("NEIL") as a result of lower investment returns.

Depreciation and amortization expense increased $38 million for the three months ended March 31, 2023, as compared to the same period of the prior year.  TVA's decision to retire the two remaining units at Cumberland Fossil Plant ("Cumberland") resulted in additional Depreciation expense of approximately $16 million for the three months ended March 31, 2023, and amortization expense of decommissioning costs recovered in rates increased $12 million. The remainder of the increase is primarily due to depreciation of additions to net completed plant.
Tax equivalents expense increased $9 million for the three months ended March 31, 2023, as compared to the same period of the prior year. The change is primarily driven by higher tax equivalent payments as a result of increased power sales revenue.
Six Months Ended March 31, 2023, Compared to Six Months Ended March 31, 2022

Fuel expense increased $291 million for the six months ended March 31, 2023, as compared to the same period of the prior year. This increase was primarily due to higher effective fuel rates from higher coal and natural gas prices, resulting in a $292 million increase in fuel expense. An increase in fuel volume from higher nuclear generation availability also increased fuel expense $5 million. Partially offsetting these increases was a decrease in fuel cost recovery of $6 million primarily from higher recovery of deferred fuel costs during the three months ended December 31, 2021 related to significant fuel price volatility in the summer of 2021.

Purchased power expense increased $141 million for the six months ended March 31, 2023, as compared to the same period of the prior year. This increase was primarily due to higher purchased power market prices, resulting in an increase of $284 million. Partially offsetting this increase was a $134 million decrease due to lower purchased power volume as a result of lower demand for energy due to milder weather and higher availability of nuclear generation. In addition, fuel cost recovery decreased $9 million primarily from higher recovery of deferred fuel costs during the three months ended December 31, 2021 related to significant fuel price volatility in the summer of 2021.

Operating and maintenance expense increased $103 million for the six months ended March 31, 2023, as compared to the same period of the prior year. This increase was primarily due to $41 million of expenditures related to TVA's New Nuclear Program, $38 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs, and an $11 million increase in insurance expense driven by lower member distribution from NEIL as a result of lower investment returns.

Depreciation and amortization expense increased $61 million for the six months ended March 31, 2023, as compared to the same period of the prior year.  Amortization expense of decommissioning costs recovered in rates increased $25 million, and TVA's decision to retire the two remaining units at Cumberland resulted in additional Depreciation expense of approximately $16 million for the six months ended March 31, 2023, all of which was recognized in the three months ended March 31, 2023. The remainder of the increase is primarily due to depreciation of additions to net completed plant.
Tax equivalents expense increased $27 million for the six months ended March 31, 2023, as compared to the same period of the prior year. The change is primarily driven by higher tax equivalent payments as a result of increased power sales revenue.
Generating Sources. The following tables show TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source For the three months ended March 31 (millions of kWh)
	2023		2022
Nuclear	16,482	43%	15,587	38%
Natural gas and/or oil-fired	7,962	21%	9,224	22%
Coal-fired	4,483	12%	5,418	13%
Hydroelectric	4,594	12%	4,684	11%
Total TVA-operated generation facilities(1)(2)	33,521	88%	34,913	84%
Purchased power (natural gas and/or oil-fired)(3)	1,880	5%	3,504	8%
Purchased power (other renewables)(4)	1,553	4%	1,646	4%
Purchased power (hydroelectric)	687	2%	990	2%
Purchased power (coal-fired)	643	1%	659	2%
Total purchased power(2)	4,763	12%	6,799	16%
Total power supply	38,284	100%	41,712	100%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the three months ended March 31, 2023, and the three months ended March 31, 2022. See Part I, Item 1, Business — Power Supply and Load Management Resources — Raccoon Mountain Pumped-Storage Plant in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(3) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 520 million kWh and 1,072 million kWh for the three months ended March 31, 2023 and 2022, respectively.
(4) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA sells the Renewable Energy Certificates ("RECs") resulting from some of this purchased power to certain customers.

Total Power Supply by Generating Source For the six months ended March 31 (millions of kWh)
	2023		2022
Nuclear	32,910	43%	31,757	40%
Natural gas and/or oil-fired	15,768	20%	16,053	20%
Coal-fired	8,996	12%	9,117	11%
Hydroelectric	8,136	11%	8,536	11%
Total TVA-operated generation facilities(1)(2)	65,810	86%	65,463	82%
Purchased power (natural gas and/or oil-fired)(3)	5,631	7%	7,905	10%
Purchased power (other renewables)(4)	3,038	4%	3,088	4%
Purchased power (coal-fired)	1,385	2%	1,250	2%
Purchased power (hydroelectric)	1,080	1%	1,644	2%
Total purchased power(2)	11,134	14%	13,887	18%
Total power supply	76,944	100%	79,350	100%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.

(2) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the six months ended March 31, 2023, and the six months ended March 31, 2022. See Part I, Item 1, Business — Power Supply and Load Management Resources — Raccoon Mountain Pumped-Storage Plant in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(3) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia CC, which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,561 million kWh and 2,248 million kWh for the six months ended March 31, 2023 and 2022, respectively.
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

Interest Expense.  Interest expense and interest rates for the three and six months ended March 31, 2023 and the three and six months ended March 31, 2022, were as follows:

Interest Expense and Rates (in millions)
	Three Months Ended March 31			Six Months Ended March 31
	2023	2022	Percent Change	2023	2022	Percent Change
Interest expense(1)	$268	$264	1.5%	$530	$527	0.6%

Average blended debt balance(2)	$21,083	$20,566	2.5%	$20,660	$20,751	(0.4)%

Average blended interest rate(3)	4.88%	4.99%	(2.2)%	4.93%	4.95%	(0.4)%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIEs"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

    Total interest expense increased $4 million and $3 million for the three and six months ended March 31, 2023, respectively, as compared to the same periods of the prior year. For the three months ended March 31, 2023, the increase was primarily driven by a $20 million increase from higher average rates and balances on short-term debt partially offset by a $16 million decrease from lower average rates and balances on long-term debt. For the six months ended March 31, 2023, the increase was primarily driven by a $33 million increase from higher average rates and balances on short-term debt partially offset by a $30 million decrease from lower average rates and balances on long-term debt.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include four long-term revolving credit facilities totaling approximately $2.7 billion, a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), and proceeds from other financings. The TVA Board authorized TVA to issue power bonds and enter into other financing arrangements in an aggregate amount not to exceed $2.0 billion during 2023. See Note 12 — Debt and Other Obligations — Credit Facility Agreements. During the three months ended March 31, 2023, TVA issued $1.0 billion of power bonds maturing in March 2028. Other financing arrangements may include sales of receivables, loans, or other assets.

The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee ("TVA Act") authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Power bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at March 31, 2023, were $19.7 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings, could provide supplementary funding if needed. Currently, TVA expects to have adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

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

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At March 31, 2023, the average maturity of long-term power bonds was 14.91 years, and the weighted average interest rate was 4.61 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at March 31, 2023. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowings (in millions)
	At March 31, 2023	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023	At March 31, 2022	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$572	$1,582	$1,328	$684	$836	$1,021
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,864	$1,864	N/A	$1,055	$1,526
Weighted Average Interest Rate
Discount notes	4.75%	4.40%	4.07%	0.23%	0.06%	0.05%

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

Summary Cash Flows

    A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $521 million at both March 31, 2023 and March 31, 2022. A summary of cash flow components for the six months ended March 31, 2023 and 2022, follows:

    Cash provided by (used in):

    Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

    Net cash flows provided by operating activities decreased $305 million for the six months ended March 31, 2023, as compared to the same period of the prior year. The decrease is primarily due to increased fuel and purchased power payments as a result of higher coal, natural gas, and purchased power market prices; increased cash collateral payments for power purchases; higher cash used for asset retirement obligation ("ARO") settlements; and higher cash payments related to TVA’s New Nuclear Program.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities increased $205 million for the six months ended March 31, 2023, as compared to the same period of the prior year driven by the acquisition of leasehold interests in combustion turbine assets and higher nuclear fuel expenditures. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services. Additionally, certain combustion turbine, transmission, and environmental projects contributed to the increase as compared to the prior year, partially offset by the Watts Bar Unit 2 steam generator replacement project completed in the prior year.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

    Net cash provided by financing activities increased $508 million for the six months ended March 31, 2023, as compared to the same period of the prior year, primarily due to higher net debt issuances and lower payments on leaseback transactions. Lower net cash flows provided by operating activities and higher net cash used in investing activities in the first two quarters of 2023 resulted in the need for net debt issuances to maintain targeted cash balance levels during the period. TVA may have a need to increase debt in the coming years as it continues to invest in power system assets, which may result in positive net cash flows provided by financing activities in future periods.

    Contractual Obligations
    TVA has certain obligations and commitments to make future payments under contracts. There have been no material changes to TVA's contractual obligations as discussed in the Annual Report in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, Note 8 — Leases, Note 11 — Variable Interest Entities, Note 14 — Debt and Other Obligations, and Note 20 — Benefit Plans.

Key Initiatives and Challenges

There have been no material changes to the key initiatives and challenges described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges of the Annual Report, except as described below.

Optimum Energy Portfolio

    Coal-Fired Fleet. As discussed in the Annual Report, TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. In 2022, TVA made available and received public input on a draft environmental impact statement ("EIS") to assess the impacts associated with the potential retirement of Cumberland and the construction and operation of facilities to replace part of that generation. The final EIS was published in December 2022, and TVA documented its final decision with the Record of Decision on January 10, 2023. TVA plans to retire the two coal-fired units at Cumberland, which accounted for 2,470 MW of summer net capability at September 30, 2022, and replace generation for one unit with a 1,450 MW combined cycle plant that is expected to be operational by the end of CY 2026 when the first unit is scheduled to be retired. The second unit is scheduled to be retired by the end of CY 2028, and environmental reviews to explore potential replacement generation options for the second retired unit will be deferred to allow consideration for a broader range of replacement options. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal-Fired Fleet in the Annual Report.

Renewable Power Purchase Agreements. As discussed in the Annual Report, TVA issued a request for proposal ("RFP") during 2021 for up to 200 MW of new renewable energy. In December 2022, TVA signed four power purchase agreements ("PPAs") for a total of 160 MW of solar generation expected to come online in 2025. In April 2023, TVA signed a PPA for 377 MW of hydroelectric generation that will commence in May 2023.

In addition, TVA’s existing solar PPA portfolio is not immune from the challenges affecting the U.S. solar industry. Similar to the experience of the rest of the industry, the majority of TVA’s contracted PPAs from previous RFPs that are not yet online have been impacted by project delays and price increases. In the second quarter of 2023, one of the counterparties failed to comply with the terms of its PPA. TVA terminated the agreement, which includes 66 MW of solar and 66 MW of battery storage, due to the counterparty's default. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Renewable Power Purchase Agreements in the Annual Report.

Collaborative Arrangement. In December 2022, TVA, Ontario Power Generation, Synthos Green Energy, and GE Hitachi Nuclear Energy ("GEH") entered into a multi-party collaborative arrangement to advance the global deployment of the GEH BWRX-300 small modular reactor. GEH is responsible for standard design development. TVA recorded $18 million of research and development expense related to this agreement for the six months ended March 31, 2023, and expects to record up to an additional $19 million of expense for the remainder of 2023. See Note 19 — Collaborative Arrangement for additional information.

Operational Challenges

Coal Supply. As discussed in the Annual Report, TVA experienced challenges in 2022 related to coal supply as a result of supply limitation and transportation challenges. Coal supply availability and transportation performance improved during the first quarter of 2023. Mild weather prior to late December 2022 and in the second quarter of 2023 required lower than forecasted coal-fired generation, enabling inventory stockpiles to increase. TVA also invested in additional multi-year coal supply contracts to provide stability in coal supply availability. These investments will support fuel resiliency with TVA's overall coal supply. Coal transportation performance also improved in the first quarter of 2023 due to the settlement of the rail labor strike and increased availability of railroad workers. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Supply in the Annual Report.

    Winter Storm Elliott. In late December 2022, Winter Storm Elliott brought historic winter storm conditions across the majority of the United States. The TVA service area sustained several days of single-digit temperatures and high winds and experienced record-setting power demand. On December 23, TVA broke its all-time record for single-day energy demand of more than 740 million kWh, as well as its highest winter peak power demand of 33,427 MW. Rain followed by extreme cold weather and wind caused operational challenges at several coal and natural gas-fired facilities, including freezing instrumentation, which resulted in a maximum unavailability of generation capacity of approximately 7,300 MW. TVA also encountered challenges in purchasing and importing generation from neighboring markets that were also experiencing high demand, which resulted in curtailments during TVA's peak demand periods.

As a result of these challenges, TVA implemented emergency operation plans previously established with its LPC and direct serve customers, which included public requests for broad conservation of power, curtailment of power to all customers on interruptible rates through TVA's demand response programs along with further requests to large customers to voluntarily reduce power consumption, and load reduction directives to LPCs to ensure the overall stability of the power grid. The load reduction directives were issued on two occasions, on December 23, 2022 for approximately two hours and on December 24, 2022 for approximately six hours, which resulted in rolling outages.

Although purchases were challenged, TVA did purchase a significant volume of power to help meet energy needs and experienced high prices during the winter storm event. TVA deferred approximately $149 million of fuel and purchased power costs in December 2022 through its fuel cost adjustment primarily as a result of unplanned power purchases during the event. TVA began recognizing these deferred costs in expense in February 2023.

TVA has conducted a review of the actions taken both before and during the event to prepare for future needs and challenges. The review recommended actions to improve the reliability and resiliency of TVA's system, including developing design modification plans for each generating facility for both winter and summer peaks, improving cross-organizational coordination and communication, strengthening fuel resiliency strategy, updating load forecasting operations, enhancing emergency protocols, and updating processes for communicating with customers and key stakeholders, among others. In addition, TVA has already implemented numerous actions to increase operational resilience. These actions included placing more robust enclosures at generating facilities and enhancing insulation around instrumentation.

In addition, the Federal Energy Regulatory Commission ("FERC"), North American Electric Reliability Corporation, and North American Electric Reliability Corporation’s regional entities have opened a joint inquiry into the operations of the bulk power system during the winter weather conditions that occurred with Winter Storm Elliott. FERC has stated that the purpose of the joint inquiry is to further protect the reliability of the grid for future weather-related events.

Decarbonization

As discussed in the Annual Report, TVA is exploring the potential for hydrogen to serve as a tool in the decarbonization of the Tennessee Valley, both within the electrical sector and elsewhere. In November 2022, TVA and other major utility companies responded to a funding opportunity from the Department of Energy with the intention of obtaining federal financial support for a Southeast Hydrogen Hub. In December 2022, notification was received from the Department of Energy that the preliminary proposal was reviewed and the Southeast Hydrogen Hub proposal was encouraged to advance to the application stage. TVA anticipates the Southeast Hydrogen Hub will build on existing infrastructure utilizing advancing technologies to enhance the production, storage, transport, and delivery of hydrogen to transition the energy economy toward a decarbonized future. Decisions on the funding opportunity are expected by the end of CY 2023. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Decarbonization in the Annual Report.

Board Quorum

The terms of A.D. Frazier and Jeff W. Smith as members of the TVA Board of Directors ended January 3, 2023, with the adjournment of the most recent session of Congress. Although their terms of office expired May 18, 2022, the TVA Act permitted them to continue to serve as Directors until the end of this session of Congress.

On January 4, 2023, Beth Prichard Geer, L. Michelle Moore, Robert P. Klein, William J. Renick, Joe H. Ritch, and Adam Wade White took their oath of office and began their service as members of the TVA Board of Directors. With these new Board members, TVA has a full nine-member Board. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Board Quorum in the Annual Report.

Environmental Matters

    There have been no material changes to the environmental matters described in Part I, Item 1, Business — Environmental Matters of the Annual Report, except as described below.

Clean Air Act Programs and Regulations

Revised Cross-State Air Pollution Update Rule. As discussed in the Annual Report, under a revised version of the Cross-State Air Pollution Rule ("CSAPR"), the Shawnee Fossil Plant ("Shawnee") facility is subject to reduced ozone-season nitrogen oxides ("NOx") allowances and has been required to surrender most of its allowance inventory. In 2022, TVA monitored forecasted needs and purchased allowances for the Shawnee facility. A longer-term compliance strategy for the facility is being developed that may include installing NOx control upgrades, incorporating operational changes, and continuing to purchase allowances. When completed, this strategy will help TVA comply with both the Revised CSAPR Update Rule and the Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone National Ambient Air Quality Standards ("NAAQS"). TVA has obtained approval from the State of Kentucky for construction of seven selective catalytic reduction systems ("SCRs") at the Shawnee facility. TVA plans to construct SCRs at four units by the end of 2025 and is evaluating plans for the remaining three units. Inclusive of the costs for these four SCRs, at March 31, 2023, TVA’s estimated potential expenditures on Clean Air Act control projects are $76 million, $100 million, and $83 million for the remainder of 2023, 2024, and 2025 - 2027, respectively. See Part I, Item 1, Business — Environmental Matters — Revised Cross-State Air Pollution Rule in the Annual Report.

Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone NAAQS. As discussed in the Annual Report, on April 6, 2022, the Environmental Protection Agency ("EPA") issued a proposed Federal Implementation Plan ("FIP") to address cross-state air pollution with respect to NAAQS. On March 15, 2023, the EPA issued final regulations known as the "Good Neighbor Plan" to reduce NOx emissions from power plants and certain industrial facilities. With the Good Neighbor Plan, the EPA issued its FIP that covers 23 states, including Alabama, Kentucky, and Mississippi, to reduce the interstate transport of NOx. Under the rule, beginning with the 2023 ozone season, power plants in 22 states, including Alabama, Kentucky, and Mississippi, are required to participate in a NOx trading program. Over time, the emission budgets will decline based on the level of reductions achievable through phased installation of emissions controls at power plants starting in 2024. The rule also establishes daily emission rates for coal steam electric generating units greater than or equal to 100 megawatts in the covered states beginning with the 2024 ozone season. To help comply with these regulations, TVA is developing a longer-term compliance strategy for its Shawnee facility that may include installing NOx control upgrades, incorporating operational changes, and continuing to purchase allowances. See Revised Cross-State Air Pollution Update Rule above and Part I, Item 1, Business — Environmental Matters — Clean Air Act Program and Regulations — Proposed Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone NAAQS in the Annual Report.

Climate Change

Emissions. Though many of TVA's facilities continue to emit air pollutants, emissions from all TVA-owned and operated units (including small CTs of less than 25 MW) have been reduced from historic peaks. Emissions of NOx and sulfur dioxide ("SO2") began being regulated in 1995 and 1977, respectively. Emissions of NOx and SO2 have been reduced by 97 percent and 99 percent, respectively, since their initial year of regulation.

Emissions and Intensity Rates (1)	CY 2022	CY 2021
Nitrogen Oxides (NOx)(2)
Total NOx Emissions (MT)	15,270	15,210
Total NOx Emissions Intensity (MT/Net MWh)	0.000113	0.000109
Sulfur Dioxide (SO2)(2)
Total SO2 Emissions (MT)	22,331	25,226
Total SO2 Emissions Intensity (MT/Net MWh)	0.000165	0.000181
Mercury (Hg)
Total Hg Emissions (kg)	39.2	22.3
Total Hg Emissions Intensity (kg/Net MWh)	0.0000003	0.0000002
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

For CY 2022, TVA's emissions of carbon dioxide ("CO2") from its owned and operated units, including purchased power and REC retirement adjustments which reduce the reportable CO2 emissions, were 54 million tons, resulting in a TVA system average, as delivered, CO2 emission rate of 658 lbs/MWh. This represents a 54 percent and 50 percent reduction in mass carbon emissions and TVA's carbon emission rate, respectively, from 2005 levels.

While TVA continues down the path of lowering emissions, including GHG emissions, there will be fluctuations in TVA's emission numbers. Between CY 2021 and CY 2022, TVA's GHG emissions reflect higher electricity usage in the Tennessee Valley as the region experienced economic growth. Changes in the power supply mix between CY 2021 and CY 2022 also impacted the emissions fluctuation, as TVA continues to make operational decisions to keep the system reliable and deliver low-cost energy.

Report on Climate-Related Risks. On January 30, 2023, the Government Accountability Office ("GAO") publicly released a report entitled Tennessee Valley Authority: Additional Steps Are Needed to Better Manage Climate-Related Risks. This report examines climate-related risks to TVA's operations and steps TVA has taken to manage climate-related risks as well as additional steps needed. In the report, the GAO made three recommendations:

• TVA's CEO should direct TVA staff to conduct an inventory of assets and operations vulnerable to climate change that includes analyzing the likelihood and degree of damage or disruption from climate change and the likely consequences if specific climate effects were to occur.

• Once TVA staff identifies vulnerable assets and operations, TVA's CEO should direct TVA staff to develop a resilience plan that identifies and prioritizes measures to address climate change vulnerabilities and that includes a portfolio of resilience measures and an action plan that specifies which risks to address and how and when to do so.

• TVA's CEO should direct staff to establish a plan to routinely reassess the TVA resilience plan and incorporate updated information about implemented resilience actions, as well as updated information about climate change, resilience technologies and planning tools, and connected infrastructure vulnerabilities.

TVA is in the process of preparing its response to the report.

Water Quality Control Developments

Steam-Electric Effluent Guidelines. On March 7, 2023, the EPA proposed new effluent limitation guidelines (“ELGs”) for steam electric power generators. The proposed rule would impose more stringent effluent limits on discharges of flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate from coal-fired power plants as well as establish new definitions for various legacy wastewaters, which affects when more stringent requirements will apply to such wastewaters. The EPA's proposed rule also includes flexible paths for certain types of power plants to come into compliance with the proposed ELGs. Since this is a proposed rule, it is premature to evaluate the potential impacts of this rule on TVA operations; however, EPA adoption of such a rule could result in material compliance costs to TVA. See Part I, Item 1, Business — Environmental Matters — Water Quality Control Developments — Steam-Electric Effluent Guidelines in the Annual Report.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. At March 31, 2023, TVA had accrued $10 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 20 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

    At March 31, 2023, TVA had no off-balance sheet arrangements.

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

Legislative and Regulatory Matters

For additional discussion on legislative and regulatory matters, including a discussion of environmental legislation and regulation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters of this Quarterly Report. Also, see Part I, Item 1, Business — Environmental Matters and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges of the Annual Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to TVA’s management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial and Strategy Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

    During the quarter ended March 31, 2023, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 000-52313)

3.2
Bylaws of the Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014 (Incorporated by reference to Exhibit 3.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.1
Fourth Amendment Dated as of January 5, 2023, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, February 21, 2018, and February 27, 2020, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on January 6, 2023, File No. 000-52313)

10.2
Third Amendment Dated as of March 29, 2023, to December Maturity Community Bank Credit Agreement Dated as of December 12, 2016, and Amended as of December 11, 2018 and February 9, 2021, Among Tennessee Valley Authority, as the Borrower, Truist Bank, as Administrative Agency, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 3, 2023, File No. 000-52313)

10.3
First Amendment Dated as of March 29, 2023, to Second Amended and Restated September Maturity Credit Agreement Dated as of September 21, 2021, Among Tennessee Valley Authority, as the Borrower, Royal Bank of Canada, as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on April 3, 2023, File No. 000-52313)

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

Date:	May 1, 2023		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)