Form 10-Q
period 2023-06-30
Tennessee Valley Authority
filed 2023-08-01
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Yes ☐   No ☒

Number of shares of common stock outstanding at July 31, 2023: N/A

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	7

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	8
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Operations (Unaudited)............................................................................................................	10
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	10
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	11
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	12
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	44
Executive Overview...............................................................................................................................................................	44
Results of Operations............................................................................................................................................................	45
Liquidity and Capital Resources............................................................................................................................................	52
Key Initiatives and Challenges..............................................................................................................................................	55
Environmental Matters..........................................................................................................................................................	57
Legal Proceedings................................................................................................................................................................	59
Off-Balance Sheet Arrangements..........................................................................................................................................	59
Critical Accounting Estimates................................................................................................................................................	60
New Accounting Standards and Interpretations....................................................................................................................	60
Legislative and Regulatory Matters.......................................................................................................................................	60

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	60

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	60
Disclosure Controls and Procedures.....................................................................................................................................	60
Changes in Internal Control over Financial Reporting..........................................................................................................	60

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	61

ITEM 1A. RISK FACTORS............................................................................................................................................................	61

ITEM 5. OTHER INFORMATION..................................................................................................................................................	61

ITEM 6. EXHIBITS........................................................................................................................................................................	62

SIGNATURES...............................................................................................................................................................................	63

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the "Quarterly Report"):

Term or Acronym	Definition
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
Caledonia CC	Caledonia Combined Cycle Plant
CCR	Coal combustion residuals
COVID-19	Coronavirus Disease 2019
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CWA	Clean Water Act
CY	Calendar year
DCP	Deferred Compensation Plan
EIS	Environmental Impact Statement
EO(s)	Executive Order(s)
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FHP	Financial Hedging Program
GAAP	Accounting principles generally accepted in the United States of America
GAC	Grid access charge
GEH	GE Hitachi Nuclear Energy
GHG	Greenhouse gas
Holdco	John Sevier Holdco LLC
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hours
LPCs	Local power company customers
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MWh	Megawatt hours
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NES	Nashville Electric Service
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
PPA(s)	Power Purchase Agreement(s)
QTE	Qualified technological equipment and software
RECs	Renewable Energy Certificates
RFP(s)	Request(s) for proposals
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SEEM	Southeast Energy Exchange Market

SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
TVA	Tennessee Valley Authority
TVA Act	The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee
TVA Board	TVA Board of Directors
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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
•Limitations on TVA's ability to borrow money, which may result from, among other things, TVA's approaching or substantially reaching the debt ceiling or TVA's losing access to the debt markets, and which may impact TVA's ability to make planned capital investments;
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
•Significant decline in the demand for electricity that TVA produces, which may result from, among other things, economic downturns or recessions, loss of customers, reductions in demand for electricity generated from non-renewable sources or centrally located generation sources, increased utilization of distributed energy resources, increased energy efficiency and conservation, or improvements in alternative generation and energy storage technologies;
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
•Inability of TVA to implement its business strategy successfully, including due to the increased use in the public of distributed energy resources or energy-efficiency programs;
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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	June 30, 2023	September 30, 2022
Current assets
Cash and cash equivalents	$500	$500
Accounts receivable, net	1,603	2,007
Inventories, net	1,185	1,072
Regulatory assets	236	138
Other current assets	161	257
Total current assets	3,685	3,974

Property, plant, and equipment
Completed plant	67,229	66,442
Less accumulated depreciation	(35,223)	(34,239)
Net completed plant	32,006	32,203
Construction in progress	3,161	2,535
Nuclear fuel	1,410	1,492
Finance leases	584	630
Total property, plant, and equipment, net	37,161	36,860

Investment funds	4,202	3,671

Regulatory and other long-term assets
Regulatory assets	5,666	6,134
Operating lease assets, net of amortization	165	155
Other long-term assets	334	394
Total regulatory and other long-term assets	6,165	6,683

Total assets	$51,213	$51,188
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	June 30, 2023	September 30, 2022
Current liabilities
Accounts payable and accrued liabilities	$2,431	$2,466
Accrued interest	252	273
Asset retirement obligations	262	275
Regulatory liabilities	224	391
Short-term debt, net	722	1,172
Current maturities of power bonds	22	29
Current maturities of long-term debt of variable interest entities	35	39
Total current liabilities	3,948	4,645

Other liabilities
Post-retirement and post-employment benefit obligations	2,909	3,072
Asset retirement obligations	6,860	6,887
Finance lease liabilities	594	628
Other long-term liabilities	1,425	1,485
Regulatory liabilities	59	172
Total other liabilities	11,847	12,244

Long-term debt, net
Long-term power bonds, net	18,861	17,826
Long-term debt of variable interest entities, net	951	968
Total long-term debt, net	19,812	18,794

Total liabilities	35,607	35,683

Contingencies and legal proceedings (Note 20)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	14,893	14,800
Total power program proprietary capital	15,151	15,058
Nonpower programs appropriation investment, net	527	533
Accumulated other comprehensive loss	(72)	(86)
Total proprietary capital	15,606	15,505

Total liabilities and proprietary capital	$51,213	$51,188
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
Operating revenues
Revenue from sales of electricity	$2,664	$2,932	$8,551	$8,318
Other revenue	34	38	121	119
Total operating revenues	2,698	2,970	8,672	8,437
Operating expenses
Fuel	530	539	1,845	1,563
Purchased power	350	465	1,234	1,208
Operating and maintenance	896	722	2,546	2,269
Depreciation and amortization	548	513	1,631	1,535
Tax equivalents	137	141	435	412
Total operating expenses	2,461	2,380	7,691	6,987
Operating income	237	590	981	1,450
Other income (expense), net	20	(6)	57	11
Other net periodic benefit cost	51	64	153	194
Interest expense	264	264	794	791
Net income (loss)	$(58)	$256	$91	$476
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
Net income (loss)	$(58)	$256	$91	$476
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	5	(40)	79	(50)
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	(22)	34	(65)	50
Total other comprehensive income (loss)	(17)	(6)	14	—
Total comprehensive income (loss)	$(75)	$250	$105	$476
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Nine Months Ended June 30
 (in millions)

	2023	2022
Cash flows from operating activities
Net income	$91	$476
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	1,647	1,551
Amortization of nuclear fuel cost	268	252
Non-cash retirement benefit expense	186	246
Other regulatory amortization and deferrals	26	(203)
Changes in current assets and liabilities
Accounts receivable, net	401	(184)
Inventories and other current assets, net	(190)	(131)
Accounts payable and accrued liabilities	(120)	298
Accrued interest	(24)	(34)
Pension contributions	(231)	(233)
Other, net	(278)	(204)
Net cash provided by operating activities	1,776	1,834

Cash flows from investing activities
Construction expenditures	(1,825)	(1,772)
Nuclear fuel expenditures	(267)	(235)
Acquisition of leasehold interests in combustion turbine assets	(155)	—
Loans and other receivables
Advances	(7)	(9)
Repayments	6	12
Other, net	15	26
Net cash used in investing activities	(2,233)	(1,978)

Cash flows from financing activities
Long-term debt
Issues of power bonds	992	—
Redemptions and repurchases of power bonds	(29)	(28)
Redemptions of debt of variable interest entities	(22)	(21)
Short-term debt issues (redemptions), net	(450)	254
Payments on leases and leasebacks	(36)	(63)
Financing costs, net	(4)	—
Other, net	6	5
Net cash provided by financing activities	457	147
Net change in cash, cash equivalents, and restricted cash	—	3
Cash, cash equivalents, and restricted cash at beginning of period	520	518
Cash, cash equivalents, and restricted cash at end of period	$520	$521
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended June 30, 2023 and 2022
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2022	$258	$13,910	$537	$(16)	$14,689
Net income (loss)	—	258	(2)	—	256
Total other comprehensive loss	—	—	—	(6)	(6)
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at June 30, 2022	$258	$14,167	$535	$(22)	$14,938

Balance at March 31, 2023	$258	$14,950	$529	$(55)	$15,682
Net loss	—	(56)	(2)	—	(58)
Total other comprehensive loss	—	—	—	(17)	(17)
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at June 30, 2023	$258	$14,893	$527	$(72)	$15,606
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Nine Months Ended June 30, 2023 and 2022

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2021	$258	$13,689	$540	$(22)	$14,465
Net income (loss)	—	481	(5)	—	476
Return on power program appropriation investment	—	(3)	—	—	(3)
Balance at June 30, 2022	$258	$14,167	$535	$(22)	$14,938

Balance at September 30, 2022	$258	$14,800	$533	$(86)	$15,505
Net income (loss)	—	97	(6)	—	91
Total other comprehensive income	—	—	—	14	14
Return on power program appropriation investment	—	(4)	—	—	(4)
Balance at June 30, 2023	$258	$14,893	$527	$(72)	$15,606
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

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash (in millions)
	At June 30, 2023	At September 30, 2022
Cash and cash equivalents	$500	$500
Restricted cash and cash equivalents included in Other long-term assets	20	20
Total cash, cash equivalents, and restricted cash	$520	$520

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

    The allowance for uncollectible accounts was less than $1 million at both June 30, 2023, and September 30, 2022, for trade accounts receivable. Additionally, loans receivable of $135 million and $105 million at June 30, 2023, and September 30, 2022, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $3 million at both June 30, 2023 and September 30, 2022.

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

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenues earned during pre-commercial operations at the fair value of the energy delivered based on TVA's hourly incremental dispatch cost. Colbert combustion turbine units 9-10 commenced pre-commercial plant operations in June 2023 and became operational on July 25, 2023. Estimated revenue of less than $1 million related to this project was capitalized to offset project costs for the three and nine months ended June 30, 2023. TVA also capitalized related fuel costs for this project of $1 million for the three and nine months ended June 30, 2023.

Depreciation

    TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies that are updated at least every five years, with the latest study implemented during the first quarter of 2022. Depreciation expense was $482 million and $459 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $1.4 billion for both the nine months ended June 30, 2023 and 2022. See Note 6 — Plant Closures for a discussion of the impact of plant closures.

2.  Impact of New Accounting Standards and Interpretations

    The following accounting standards have been issued but, at June 30, 2023, were not effective and had not been adopted by TVA:

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

3.  Accounts Receivable, Net

    Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net (in millions)
	At June 30, 2023	At September 30, 2022
Power receivables	$1,514	$1,899
Other receivables	89	108
Accounts receivable, net(1)	$1,603	$2,007
Note
(1) Allowance for uncollectible accounts was less than $1 million at both June 30, 2023, and September 30, 2022, and therefore is not represented in the table above.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net (in millions)
	At June 30, 2023	At September 30, 2022
Materials and supplies inventory	$842	$808
Fuel inventory	401	303
Renewable energy certificates/emissions allowance inventory, net	17	18
Allowance for inventory obsolescence	(75)	(57)
Inventories, net	$1,185	$1,072

5. Other Current Assets

Other current assets consisted of the following:

Other Current Assets (in millions)
	At June 30, 2023	At September 30, 2022(1)
Commodity contract derivative assets	$21	$172
Prepaid software maintenance	28	14
Prepaid insurance	26	16
Current portion of prepaid long-term service agreements	22	12
Other	64	43
Other current assets	$161	$257
Note
(1) At September 30, 2022, $14 million, $16 million, and $12 million previously classified as Other (a component of Other current assets) have been reclassified to Prepaid software maintenance (a component of Other current assets), Prepaid insurance (a component of Other current assets), and Current portion of prepaid long-term service agreements (a component of Other current assets), respectively, to conform with current year presentation.

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

In January 2023, TVA issued its Record of Decision to retire the two coal-fired units at Cumberland Fossil Plant ("Cumberland") by the end of CY 2026 and CY 2028.

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Bull Run, TVA has recognized a cumulative $592 million of accelerated depreciation since the second quarter of 2019. Of this amount, $37 million and $35 million were recognized for Bull Run during the three months ended June 30, 2023 and 2022, respectively, and $110 million and $105 million were recognized during the nine months ended June 30, 2023 and 2022, respectively. TVA's decision to retire the two units at Cumberland is estimated to result in approximately $16 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. TVA has recognized a cumulative $32 million of additional depreciation since January 2023.

TVA also recognized $11 million and $17 million in Operating and maintenance expense related to additional inventory reserves and write-offs for the coal-fired fleet, including Bull Run and Cumberland, during the nine months ended June 30, 2023 and 2022, respectively. Of this amount, $3 million and $6 million were recognized during the three months ended June 30, 2023 and 2022, respectively.

7.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At June 30, 2023	At September 30, 2022
Loans and other long-term receivables, net	$131	$99
EnergyRight® receivables, net	47	49
Prepaid long-term service agreements	57	74
Commodity contract derivative assets	1	102
Other	98	70
Total other long-term assets	$334	$394

Loans and Other Long-Term Receivables. TVA's loans and other long-term receivables primarily consist of economic development loans for qualifying organizations and a receivable for reimbursements to recover the cost of providing long-term, on-site storage for spent nuclear fuel. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At June 30, 2023 and September 30, 2022, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $4 million and $6 million, respectively.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At June 30, 2023, and September 30, 2022, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $12 million and $13 million, respectively. See Note 10 — Other Long-Term Liabilities for information regarding the associated financing obligation.

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

Allowance Components (in millions)
	At June 30, 2023	At September 30, 2022
EnergyRight® loan reserve	$1	$1
Economic development loan collective reserve	1	1
Economic development loan specific loan reserve	1	1
Total allowance for loan losses	$3	$3

    Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At June 30, 2023, and September 30, 2022, prepayments of $22 million and $12 million, respectively, were recorded in Other current assets.

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

Regulatory Assets and Liabilities (in millions)
	At June 30, 2023	At September 30, 2022
Current regulatory assets
Unrealized losses on interest rate derivatives	$32	$47
Unrealized losses on commodity derivatives	180	14
Fuel cost adjustment receivable	24	77
Total current regulatory assets	236	138

Non-current regulatory assets
Retirement benefit plans deferred costs	1,746	1,839
Non-nuclear decommissioning costs	2,638	2,856
Unrealized losses on interest rate derivatives	473	479
Nuclear decommissioning costs	592	821
Unrealized losses on commodity derivatives	78	1
Other non-current regulatory assets	139	138
Total non-current regulatory assets	5,666	6,134
Total regulatory assets	$5,902	$6,272

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$203	$218
Unrealized gains on commodity derivatives	21	173
Total current regulatory liabilities	224	391

Non-current regulatory liabilities
Retirement benefit plans deferred credits	58	70
Unrealized gains on commodity derivatives	1	102
Total non-current regulatory liabilities	59	172
Total regulatory liabilities	$283	$563

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG at June 30, 2023, and September 30, 2022, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At June 30, 2023	At September 30, 2022
Current liabilities
Accrued interest	$21	$10
Accounts payable and accrued liabilities	1	2
Current maturities of long-term debt of variable interest entities	35	39
Total current liabilities	57	51
Other liabilities
Other long-term liabilities	17	18
Long-term debt, net
Long-term debt of variable interest entities, net	951	968
Total liabilities	$1,025	$1,037

Interest expense of $12 million and $13 million for the three months ended June 30, 2023 and 2022, respectively, and $36 million and $38 million for the nine months ended June 30, 2023 and 2022, respectively, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to operating leases. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At June 30, 2023	At September 30, 2022(1)
Interest rate swap liabilities	$805	$851
Operating lease liabilities	92	93
Currency swap liabilities	153	228
Commodity contract derivative liabilities	78	1
EnergyRight® financing obligation	55	58
Long-term deferred compensation	42	39
Advances for construction	51	53
Long-term deferred revenue	41	39
Other	108	123
Total other long-term liabilities	$1,425	$1,485
Note
(1) At September 30, 2022, $1 million previously classified as Other (a component of Other long-term liabilities) has been reclassified to Commodity contract derivative liabilities (a component of Other long-term liabilities) to conform with current year presentation.

    Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets. At June 30, 2023, and September 30, 2022, the carrying amount of the interest rate swap liabilities reported in Accounts payable and accrued liabilities and Accrued interest was $32 million and $54 million, respectively.

See Note 13 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities.

Operating Lease Liabilities. TVA's operating leases consist primarily of railcars, equipment, real estate/land, and power generating facilities. At June 30, 2023 and September 30, 2022, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $66 million and $59 million, respectively.

Currency Swap Liabilities. To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At June 30, 2023 and September 30, 2022, the carrying amount of the currency swap liabilities recorded in Accounts payable and accrued liabilities was $8 million and $12 million, respectively. See Note 13 — Risk Management Activities and Derivative Transactions — Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At both June 30, 2023, and September 30, 2022, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was $14 million. See Note 7 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Compensation. TVA provides compensation arrangements to engage and retain certain employees, both executive and non-executive, which are designed to provide participants with the ability to defer compensation to future periods. The current and long-term portions are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At June 30, 2023 and September 30, 2022, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $56 million and $53 million, respectively.

Advances for Construction. TVA receives refundable and non-refundable advances for construction that are generally intended to defray all or a portion of the costs of building or extending TVA’s existing power assets. Amounts received are deferred as a liability with the long-term portion representing amounts that will not be recognized within the next 12 months. As projects meet milestones or other contractual obligations, the refundable portion is refunded to the customer and the non-refundable portion is recognized as contributions in aid of construction and offsets the cost of plant assets. At June 30, 2023 and September 30, 2022, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $53 million and $33 million, respectively.

Long-Term Deferred Revenue. Long-term deferred revenue represents payments received that exceed services rendered resulting in the deferral of revenue. The long-term portion represents amounts that will not be recognized within the next 12 months primarily related to fiber and transmission agreements. The current and long-term portions of the deferral are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At June 30, 2023 and September 30, 2022, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $11 million and $16 million, respectively.

11.  Asset Retirement Obligations

During the nine months ended June 30, 2023, TVA's total asset retirement obligations ("ARO") liability decreased $40 million as a result of settlements related to retirement projects that were conducted during the period, partially offset by periodic accretion. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the nine months ended June 30, 2023, $141 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 8 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 14 — Fair Value Measurements — Investment Funds and Note 20 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2022	$3,643	$3,519	$7,162	(1)
Settlements	—	(195)	(195)
Revisions in estimate	6	(28)	(22)
Accretion (recorded as regulatory asset)	124	53	177
Balance at June 30, 2023	$3,773	$3,349	$7,122	(1)
Note
(1) Includes $262 million and $275 million at June 30, 2023, and September 30, 2022, respectively, in Current liabilities.

Revisions to non-nuclear estimates decreased the liability balance by $28 million for the nine months ended June 30, 2023. The decrease was primarily attributable to reductions in closure liabilities of $15 million at Cumberland based on identified changes in the projected timing of certain asset retirement activities and $9 million at Paradise Fossil Plant as a result of refined project cost estimates.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at June 30, 2023, and September 30, 2022, consisted of the following:

Debt Outstanding (in millions)
	At June 30, 2023	At September 30, 2022
Short-term debt
Short-term debt, net of discounts	$722	$1,172
Current maturities of power bonds issued at par	22	29
Current maturities of long-term debt of VIEs issued at par	35	39
Total current debt outstanding, net	779	1,240
Long-term debt
Long-term power bonds(1)	18,990	17,950
Long-term debt of VIEs, net	951	968
Unamortized discounts, premiums, issue costs, and other	(129)	(124)
Total long-term debt, net	19,812	18,794
Total debt outstanding	$20,591	$20,034
Note
(1) Includes net exchange gain from currency transactions of $89 million and $150 million at June 30, 2023, and September 30, 2022, respectively.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2022, to June 30, 2023:

Debt Securities Activity
	Date	Amount (in millions)
Issues
2023 Series A(1)	March 2023	$1,000
Discount on debt issues		(8)
Total long-term debt issues		$992

Redemptions/Maturities(2)
2009 Series B	December 2022	$1
2009 Series B	June 2023	28
Total redemptions/maturities of power bonds		29
Debt of variable interest entities		22
Total redemptions/maturities of debt		$51
Notes
(1) The 2023 Series A Bonds were issued at 99.187 percent of par.
(2) All redemptions were at 100 percent of par.

Credit Facility Agreements

    TVA has funding available under four long-term revolving credit facilities totaling approximately $2.7 billion. See the table below for additional information on the four long-term revolving credit facilities. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At June 30, 2023, and September 30, 2022, there were $595 million and $704 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. TVA's letters of credit are primarily posted as collateral under TVA's interest rate swaps. See Note 13 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral. TVA may also post collateral for TVA's currency swaps, for commodity derivatives under the Financial Hedging Program ("FHP"), or for certain transactions with third parties that require TVA to post letters of credit.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At June 30, 2023 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
March 2026(1)	$150	$38	$—	$112
February 2025	500	302	—	198
September 2026	1,000	99	—	901
March 2027	1,000	156	—	844
Total	$2,650	$595	$—	$2,055
Note
(1) During the second quarter of 2023, TVA extended the maturity date from February 9, 2024 to March 29, 2026.

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2023 with a maturity date of September 30, 2023. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at June 30, 2023. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

Lease/Leasebacks

    TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking combustion turbine units ("CTs") as well as certain qualified technological equipment and software ("QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. There were no outstanding leaseback obligations related to the remaining CTs and QTE at June 30, 2023 and September 30, 2022. Prior to 2021, TVA made final rent payments involving 16 CTs and acquired the equity interest related to these transactions. Rent payments under the remaining CT lease/leaseback transactions were made through January 2022. In December 2021, TVA gave notice of its election to acquire the leasehold interests related to the remaining eight CTs for a total of $155 million. One associated acquisition closed in December 2022 for $78 million, and the other acquisition closed in May 2023 for $77 million. As a result, TVA recorded the cash consideration as reacquired rights, which is an intangible asset included in Completed plant on the Consolidated Balance Sheet. The amount will be amortized over the remaining estimated useful life of the underlying CTs. TVA recognized $2 million of amortization expense related to the reacquired rights within the Consolidated Statement of Operations for the nine months ended June 30, 2023. Transaction costs were not material. The estimated amortization expense for the remainder of 2023 is $1 million and will be $5 million annually from 2024 through 2052. The estimated amortization expense will be $2 million in 2053.

13.  Risk Management Activities and Derivative Transactions

TVA is exposed to various risks related to commodity prices, investment prices, interest rates, currency exchange rates, and inflation as well as counterparty credit and performance risks.  To help manage certain of these risks, TVA has historically entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in its trust investment funds, it is TVA's FHP policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes.

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
			Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2023	2022	2023	2022
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$5	$(40)	$79	$(50)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	2023	2022	2023	2022
Currency swaps	$22	$(34)	$65	$(50)
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $4 million of gains from Accumulated other comprehensive income (loss) ("AOCI") to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to the forecasted exchange loss on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) (in millions)
			Three Months Ended June 30		Nine Months Ended June 30
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2023	2022	2023	2022
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(10)	$(26)	$(36)	$(83)

Commodity derivatives under the FHP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	(97)	14	(256)	14
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three and nine months ended June 30, 2023 and for the three and nine months ended June 30, 2022.
(2) Of the amount recognized for the three months ended June 30, 2023, $78 million and $19 million were reported in Fuel expense and Purchased power expense, respectively. Of the amount recognized for nine months ended June 30, 2023, $205 million and $51 million were reported in Fuel expense and Purchased power expense, respectively. Amounts recognized in 2022 were solely reported in Fuel expense.

Fair Values of TVA Derivatives (in millions)
	At June 30, 2023		At September 30, 2022
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(80)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(75)	$(130)	Accounts payable and accrued liabilities $(7); Other long-term liabilities $(123)
£150 million Sterling	(81)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(78)	(110)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(105)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(619)	Accounts payable and accrued liabilities $(19); Accrued interest $(6); Other long-term liabilities $(594)	$(672)	Accounts payable and accrued liabilities $(9); Accrued interest $(33); Other long-term liabilities $(630)
$476 million notional	(218)	Accounts payable and accrued liabilities $(6); Accrued interest $(1); Other long-term liabilities $(211)	(233)	Accounts payable and accrued liabilities $(3); Accrued interest $(9); Other long-term liabilities $(221)
Commodity contract derivatives	11	Other current assets $21; Other long-term assets $1; Accounts payable and accrued liabilities $(10); Other long-term liabilities $(1)	145	Other current assets $118; Other long-term assets $34; Accounts payable and accrued liabilities $(6); Other long-term liabilities $(1)
Commodity derivatives under the FHP	(247)	Accounts payable and accrued liabilities $(170); Other long-term liabilities $(77)	115	Accounts receivable, net $1; Other current assets $54; Other long-term assets $68; Accounts payable and accrued liabilities $(8)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had two currency swaps outstanding at June 30, 2023, with total currency exposure of £400 million and expiration dates in 2032 and 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

    Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended June 30, 2023 and 2022, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $85 million and $262 million, respectively. For the nine months ended June 30, 2023 and 2022, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $33 million and $533 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Contract Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA may also enter into short-term power purchase agreements with a term of less than one year that provide an option to financially settle contracted power deliveries. This option creates an embedded derivative in the hosting power purchase agreement. TVA marks to market these contracts and defers the unrealized gains (losses) as regulatory liabilities (assets). At June 30, 2023, TVA's natural gas contract derivatives had terms of up to three years.

Commodity Contract Derivatives
	At June 30, 2023			At September 30, 2022
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	64	337 million mmBtu	$18	44	296 million mmBtu	$145
Power purchase agreement with option to settle	2	351 thousand MWh	$(7)	—	— thousand MWh	$—

Commodity Derivatives under the FHP. In 2022, TVA reinstated the FHP, and hedging activity began under the program. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's FHP policy prohibits trading financial instruments under the FHP for speculative purposes. At June 30, 2023, TVA's natural gas swap contracts under the FHP had remaining terms of up to five years.

Commodity Derivatives under Financial Hedging Program(1)
	At June 30, 2023				At September 30, 2022
	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)
Natural gas
Swap contracts	303	420	million mmBtu	$(247)	225	256	million mmBtu	$115
Note
(1) Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net value of contractual amounts.

TVA defers all FHP unrealized gains (losses) as regulatory liabilities (assets) and records the realized gains or losses in Fuel expense and Purchased power expense to match the delivery period of the underlying commodity. The fair value of commodity derivatives under the FHP decreased $362 million primarily due to a decrease in forward natural gas prices at June 30, 2023 as compared to September 30, 2022.

Offsetting of Derivative Assets and Liabilities

    The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At June 30, 2023	At September 30, 2022
Assets
Commodity contract derivatives	$22	$152
Commodity derivatives under the FHP(2)	—	123
Total derivatives subject to master netting or similar arrangement	$22	$275

Liabilities
Currency swaps	$161	$240
Interest rate swaps(3)	837	905
Commodity contract derivatives	11	7
Commodity derivatives under the FHP(2)	247	8
Total derivatives subject to master netting or similar arrangement	$1,256	$1,160
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no other material offsetting amounts on TVA's Consolidated Balance Sheets at either June 30, 2023, or September 30, 2022.
(2) At June 30, 2023, the gross derivative asset and gross derivative liability was $25 million and $272 million, respectively, with offsetting amounts for each totaling $25 million.
(3) Letters of credit of $569 million and $704 million were posted as collateral at June 30, 2023, and September 30, 2022, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the TVA Deferred Compensation Plan ("DCP"). See Note 14 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At June 30, 2023, and September 30, 2022, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $8 million and $4 million at June 30, 2023, and September 30, 2022, respectively.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At June 30, 2023, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.3 billion.  TVA's collateral obligations at June 30, 2023, under these arrangements were $549 million, for which TVA had posted $569 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the interest rate swap contracts as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.5 billion and $1.9 billion of receivables from power sales outstanding at June 30, 2023, and September 30, 2022, respectively, the majority of the counterparties were rated investment grade. The obligations of these customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 3 — Accounts Receivable, Net, and Note 7 — Other Long-Term Assets.

    TVA had revenue from two LPCs that collectively accounted for 16 percent of total operating revenues for both the nine months ended June 30, 2023 and the nine months ended June 30, 2022.

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

TVA has experienced an increase in supplier impacts as a result of the state of global supply chains and the economy, such as project delays, limited availability of supplies, and price increases. Russia's invasion of Ukraine has further intensified the state of global supply chains and inflationary pressures, and TVA will continue to monitor these pressures.

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

    Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers as of June 30, 2023. The contracted supply of coal is sourced from several geographic regions of the U.S. and is delivered via barge and rail. As a result of emerging technologies, environmental regulations, industry trends, and natural gas market volatility over the past few years, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies, restructuring, mine closures, or other scenarios. A long-term continued decline in demand for coal could result in more consolidations, additional bankruptcies, restructuring, mine closures, or other scenarios.

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

Other Suppliers. Mounting solar supply chain constraints, commodity price increases, and the recent trade policy investigation into solar panel imports have created challenges for the U.S. solar industry. Both TVA's Self-Directed Solar project and existing solar PPA portfolio are not immune from these challenges. Similar to the experience of the rest of the industry, the majority of TVA's contracted PPAs from previous requests for proposals ("RFPs") that are not yet online have been impacted by project delays and prices increases, and TVA terminated one PPA because of counterparty default.

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At June 30, 2023, all of TVA's commodity derivatives under the FHP, currency swaps, interest rate swaps, and PPAs with option to settle were with counterparties whose Moody's credit ratings were A2 or higher. TVA classifies forward natural gas contracts as derivatives. At June 30, 2023, the natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

At June 30, 2023, Investment funds were comprised of $4.2 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $2.9 billion and $1.2 billion, respectively, at June 30, 2023.

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

    Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $210 million, private real assets of $123 million, and private credit of $64 million at June 30, 2023. The ART had unfunded commitments related to limited partnerships in private equity of $116 million, private real assets of $61 million, and private credit of $34 million at June 30, 2023. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses) (in millions)
		Three Months Ended June 30		Nine Months Ended June 30
Fund	Financial Statement Presentation	2023	2022	2023	2022
NDT	Regulatory assets(1)	$51	$(331)	$292	$(305)
ART	Regulatory assets(2)	24	(139)	145	(147)
SERP	Other income (expense)	2	(9)	9	(14)
DCP	Other income (expense)	1	(2)	2	(4)
Notes
(1) Includes $31 million of unrealized gains and $105 million of unrealized losses related to NDT equity securities (excluding commingled funds) for the three months ended June 30, 2023 and 2022, respectively. Includes $79 million of unrealized gains and $85 million of unrealized losses related to NDT equity securities (excluding commingled funds) for the nine months ended June 30, 2023 and 2022, respectively.
(2) Includes $7 million of unrealized gains and $35 million of unrealized losses related to ART equity securities (excluding commingled funds) for the three months ended June 30, 2023 and 2022, respectively. Includes $23 million of unrealized gains and $26 million of unrealized losses related to ART equity securities (excluding commingled funds) for nine months ended June 30, 2023 and 2022, respectively.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2022) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at June 30, 2023.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2023, and September 30, 2022. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At June 30, 2023 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$658	$—	$—	$658
Government debt securities(1)	302	61	—	363
Corporate debt securities(2)	—	444	—	444
Mortgage and asset-backed securities	—	35	—	35
Institutional mutual funds	290	—	—	290
Forward debt securities contracts	—	8	—	8
Private equity funds measured at net asset value(3)	—	—	—	605
Private real asset funds measured at net asset value(3)	—	—	—	382
Private credit measured at net asset value(3)	—	—	—	144
Commingled funds measured at net asset value(3)	—	—	—	1,273
Total investments	1,250	548	—	4,202
Commodity contract derivatives	—	22	—	22
Total	$1,250	$570	$—	$4,224

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(4)	$—	$161	$—	$161
Interest rate swaps	—	837	—	837
Commodity contract derivatives	—	11	—	11
Commodity derivatives under the FHP	—	247	—	247
Total	$—	$1,256	$—	$1,256
Notes
(1) Includes government-sponsored entities, including $302 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
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

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at June 30, 2023, and September 30, 2022, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at June 30, 2023, and September 30, 2022, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At June 30, 2023		At September 30, 2022
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$59	$59	$62	$62

Loans and other long-term receivables, net (including current portion)	Level 2	135	127	105	96

EnergyRight® financing obligations (including current portion)	Level 2	69	78	72	81

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	18	21	20	22

Long-term outstanding power bonds, net (including current maturities)	Level 2	18,883	18,971	17,856	18,070

Long-term debt of VIEs, net (including current maturities)	Level 2	986	988	1,007	989

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

LPC sales
Approximately 91 percent of TVA's Revenue from sales of electricity for both the three and nine months ended June 30, 2023, was from LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During the three and nine months ended June 30, 2023, revenues generated from TVA's electricity sales were $2.7 billion and $8.6 billion, respectively, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three and nine months ended June 30, 2023 and 2022, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
Alabama	$388	$419	$1,244	$1,203
Georgia	59	69	207	207
Kentucky	172	195	562	556
Mississippi	263	283	814	788
North Carolina	17	20	67	63
Tennessee	1,754	1,929	5,613	5,455
Virginia	9	10	35	34
Subtotal	2,662	2,925	8,542	8,306
Off-system sales	2	7	9	12
Revenue from sales of electricity	2,664	2,932	8,551	8,318
Other revenue	34	38	121	119
Total operating revenues	$2,698	$2,970	$8,672	$8,437

    TVA's operating revenues by customer type for the three and nine months ended June 30, 2023 and 2022, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
Revenue from sales of electricity
Local power companies	$2,431	$2,662	$7,811	$7,576
Industries directly served	203	229	645	640
Federal agencies and other	30	41	95	102
Revenue from sales of electricity	2,664	2,932	8,551	8,318
Other revenue	34	38	121	119
Total operating revenues	$2,698	$2,970	$8,672	$8,437

    TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the partnership agreement were $45 million and $48 million for the three months ended June 30, 2023 and 2022, respectively. The total wholesale bill credits to LPCs participating in the partnership agreement were $140 million and $141 million for the nine months ended June 30, 2023 and 2022, respectively. In 2020, TVA provided participating LPCs a flexibility option, named Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. As of July 31, 2023, 147 LPCs had signed the partnership agreement with TVA, and 86 LPCs had signed a Power Supply Flexibility Agreement.

In 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which was effective for 2022. In 2022, the TVA Board approved a 2.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit, and is effective for 2023. These pandemic credits apply to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. The 2023 credit is expected to approximate $230 million. For the three months ended June 30, 2023 and 2022, pandemic credits totaled $52 million and $56 million, respectively. For the nine months ended June 30, 2023 and 2022, pandemic credits totaled $158 million and $161 million, respectively.

    The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three and nine months ended June 30, 2023, and the percentage those revenues comprised of TVA's total operating revenues for the same periods, are summarized in the tables below:

TVA Local Power Company Contracts At or for the Three Months Ended June 30, 2023
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	147	$2,073	76.8%
5-year termination notice	6	358	13.3%
Total	153	$2,431	90.1%
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

TVA Local Power Company Contracts At or for the Nine Months Ended June 30, 2023
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	147	$6,741	77.7%
5-year termination notice	6	1,070	12.3%
Total	153	$7,811	90.0%
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

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the nine months ended June 30, 2023 and the nine months ended June 30, 2022.

Contract Balances

    Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at June 30, 2023.

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

    Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $84 million and $81 million for the three months ended June 30, 2023 and 2022, respectively. Incentives recorded as a reduction to revenue were $248 million and $249 million for the nine months ended June 30, 2023 and 2022, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At June 30, 2023, and September 30, 2022, the outstanding unpaid incentives were $192 million and $187 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

16.  Other Income (Expense), Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income (Expense), Net (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2023	2022	2023	2022
Interest income	$9	$2	$25	$9
External services	5	3	11	11
Gains (losses) on investments	5	(11)	15	(13)
Miscellaneous	1	—	6	4
Other income (expense), net	$20	$(6)	$57	$11

17. Supplemental Cash Flow Information

    Construction in progress and asset retirement obligation project accruals and nuclear fuel expenditures included in Accounts payable and accrued liabilities at June 30, 2023 and 2022, were $464 million and $470 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 and 2022, as non-cash investing activities.

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and nine months ended June 30, 2023 and 2022, were as follows:

Components of TVA's Benefit Plans(1) (in millions)
	For the Three Months Ended June 30				For the Nine Months Ended June 30
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$8	$13	$3	$5	$24	$39	$9	$13
Interest cost	142	94	5	4	426	283	16	11
Expected return on plan assets	(123)	(108)	—	—	(369)	(326)	—	—
Amortization of prior service credit	(22)	(23)	(4)	(5)	(66)	(70)	(13)	(13)
Recognized net actuarial loss	34	97	—	2	101	294	—	5
Total net periodic benefit cost as actuarially determined	39	73	4	6	116	220	12	16
Amount expensed due to actions of regulator	19	3	—	—	58	10	—	—
Total net periodic benefit cost	$58	$76	$4	$6	$174	$230	$12	$16
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

    TVA's minimum required pension plan contribution for 2023 is $300 million. TVA contributes $25 million per month to TVARS and as of June 30, 2023, had contributed $225 million. The remaining $75 million will be contributed by September 30, 2023. For the nine months ended June 30, 2023, TVA also contributed $79 million to the 401(k) plan and $19 million (net of $3 million in rebates) to the other post-retirement plans. TVA expects to contribute $6 million to the SERP in 2023.

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
Payments pursuant to the agreement are recorded as research and development expense, which is reflected as Operating and maintenance expense on TVA's Consolidated Statement of Operations in the period incurred. TVA recorded $6 million and $24 million of expenses related to this agreement for the three and nine months ended June 30, 2023, respectively. TVA also has a $6 million letter of credit posted under this arrangement at June 30, 2023.

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

    Federal law requires that each Nuclear Regulatory Commission ("NRC") power reactor licensee obtain property insurance from private sources to cover the cost of stabilizing and decontaminating a reactor and its station site after an accident. TVA carries property, decommissioning liability, and decontamination liability insurance from Nuclear Electric Insurance Limited ("NEIL") and European Mutual Association for Nuclear Insurance. The limits available for a loss are up to $2.1 billion for two of TVA's nuclear sites and up to $2.8 billion for the remaining site. Some of this insurance may require the payment of retrospective premiums up to a maximum of approximately $114 million.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At June 30, 2023, $3.8 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2022. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

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

Non-Nuclear Decommissioning.  At June 30, 2023, $3.3 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

TVA estimates that compliance with existing Clean Air Act requirements (excluding GHG requirements and new or proposed regulations) could lead to costs of $231 million from 2023 to 2027, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of approximately $711 million from 2023 to 2027 relating to TVA's coal combustion residuals ("CCR") Program, as well as expenditures of approximately $48 million from 2023 to 2027 relating to compliance with Clean Water Act ("CWA") requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates, and these estimates do not include expenditures expected to be incurred after 2027.

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

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At June 30, 2023 and September 30, 2022, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $16 million and $17 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

    Potential Liability Associated with Workers' Exposure to CCR Materials. In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee aspects of the cleanup. After the cleanup was completed, Jacobs was sued in the U.S. District Court for the Eastern District of Tennessee ("Eastern District") by employees of a contractor involved in the cleanup and family members of some of the employees. The plaintiffs alleged that Jacobs failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs also alleged that exposure to the fly ash caused significant illnesses, including in some cases death. Other contractor employees and family members also filed similar lawsuits against Jacobs in the Eastern District. In the third quarter of 2023, Jacobs announced that it reached a global settlement that resolved all of these lawsuits. While TVA was not a party to any of these lawsuits, TVA may potentially have an indemnity obligation to reimburse Jacobs in some circumstances. TVA does not expect any potential liability to have a material adverse impact on its results of operations or financial condition.

Legal Proceedings

General. At June 30, 2023, TVA had accrued $28 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $10 million is included in Other long-term liabilities and $18 million is included in Accounts payable and accrued liabilities. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

    There have been no material changes to the legal proceedings described in Note 21 — Commitments and Contingencies — Legal Proceedings of the Annual Report, except as described below.

Case Involving Rate Changes. On September 7, 2022, the U.S. Court of Appeals for the Fourth Circuit ("Fourth Circuit") affirmed the dismissal of the lawsuit filed against TVA and one of its LPCs, Bristol Virginia Utilities Authority, by a LPC customer, asserting claims for breach of contract and violation of the Administrative Procedure Act. On January 5, 2023, the plaintiff filed a petition with the U.S. Supreme Court to review the Fourth Circuit's decision, and on May 9, 2023, TVA filed a brief in opposition to the petition. On June 12, 2023, the Supreme Court denied the petition, and the resolution of this matter is now final.

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

The Sierra Club requests the federal court to enter a declaratory judgment that TVA's environmental assessment ("EA") violates NEPA and that TVA's decision to issue a finding of no significant impact ("FONSI") was arbitrary, vacate the EA and FONSI, order TVA to prepare an EIS, and prohibit further construction and operation of the combustion turbines until TVA has complied with NEPA. On March 20, 2023, TVA moved to dismiss the case, and that motion remains pending before the court. TVA cannot predict the outcome of this litigation.

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

Case Involving Cumberland Combined Cycle Plant. On June 14, 2023, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club filed a lawsuit in the United States District Court for the Middle District of Tennessee alleging that TVA violated NEPA in deciding to build a 1,450 MW combined cycle plant at its Cumberland facility. The plaintiffs request the court, among other things, to enter a declaratory judgment that the Cumberland EIS violated NEPA and TVA's decision to issue the Cumberland Record of Decision was arbitrary, capricious, and/or not in accordance with law; enter a declaratory judgment that TVA’s failure to supplement the Cumberland EIS violated NEPA and was arbitrary, capricious, and/or not in accordance with law; vacate the Cumberland EIS and the Cumberland Record of Decision; order TVA to prepare a revised draft EIS or supplemental EIS subject to public comment that corrects the NEPA violations identified by the plaintiffs; and enjoin further construction and operation of the Cumberland combined cycle plant until TVA has complied with NEPA. TVA is preparing its response and cannot predict the outcome of this litigation.

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

Executive Overview

TVA's operating revenues were $8.7 billion and $8.4 billion for the nine months ended June 30, 2023 and 2022, respectively. Operating revenues increased for the nine months ended June 30, 2023, as compared to the same period of the prior year, primarily as a result of higher fuel cost recovery revenue. The higher fuel cost recovery revenue was driven by higher fuel rates as a result of higher coal and purchased power market prices, partially offset by lower sales volume. The decreased sales volume was driven by overall milder weather during 2023. Although TVA sustained several days of single-digit temperatures and experienced record-setting demand as a result of Winter Storm Elliott in late December 2022, these impacts were largely offset by TVA experiencing milder weather during the remainder of the nine-month period.

Total operating expenses increased $704 million for the nine months ended June 30, 2023, as compared to the nine months ended June 30, 2022. Fuel and purchased power expense increased $308 million primarily due to higher purchased power market prices and higher effective fuel rates and an increase in fuel cost recovery due to the deferral of significant unplanned fuel price volatility during the three months ended June 30, 2022. These increases were partially offset by lower demand for energy due to milder weather and higher availability of nuclear generation. Operating and maintenance expense increased $277 million for the nine months ended June 30, 2023, as compared to the same period of the prior year, primarily due to increases in payroll and benefit costs, expenditures related to TVA's New Nuclear Program, and outage and contract labor expense.

In the second quarter of 2023, TVA documented its final decision to retire the two coal-fired units at Cumberland Fossil Plant ("Cumberland"). TVA is working on the replacement generation for the first unit at Cumberland with a 1,450 MW combined cycle plant that is expected to be operational by the end of CY 2026. The second unit is scheduled to be retired by the end of CY 2028, and in May 2023, TVA published the notice of intent to conduct an environmental impact statement ("EIS") to study potential environmental impacts associated with the proposed construction and operation of facilities to replace part of that generation. In addition, pre-commercial plant operations began on Colbert combustion turbine units 9-10 in June 2023 and on Colbert combustion turbine unit 11 in early July 2023, and all units became operational on July 25, 2023. See Key Initiatives and Challenges — Coal-Fired Units and Natural Gas-Fired Units below.

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

Results of Operations

Sales of Electricity

    Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 37,026 million and 39,611 million of kilowatt hours ("kWh") for the three months ended June 30, 2023 and 2022, respectively. Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 112,685 million and 117,547 million of kWh for the nine months ended June 30, 2023 and 2022, respectively. TVA sells power at wholesale rates to LPCs that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

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

	Degree Days
	Variation from Normal						Change from Prior Period
	2023	Normal	Percent Variation	2022	Normal(1)	Percent Variation	Percent Change
Heating Degree Days
Three Months Ended June 30	196	191	2.6%	204	191	6.8%	(3.9)%
Nine Months Ended June 30	2,774	3,123	(11.2)%	3,014	3,123	(3.5)%	(8.0)%

Cooling Degree Days
Three Months Ended June 30	493	595	(17.1)%	688	595	15.6%	(28.3)%
Nine Months Ended June 30	518	666	(22.2)%	803	666	20.6%	(35.5)%
Note
(1) The prior period degree day information was adjusted in 2023 in order to incorporate a change in TVA's current calculation of normal weather. TVA now calculates based on a 20-year period of weather history (CYs 2001-2020), and this period will be updated every five years.

    Sales of electricity decreased approximately seven percent for the three months ended June 30, 2023, as compared to the same period of the prior year. The decreased sales volume was driven by milder weather during the current quarter, which resulted in a 28 percent decline in cooling degree days over the same period of the prior year. For industries directly served, sales of electricity decreased primarily within the chemical sector due to business-specific constraints, as these industries directly served are not driven primarily by weather, but mainly from changes in the economy and respective industry sectors.

Sales of electricity decreased approximately four percent for the nine months ended June 30, 2023, as compared to the same period of the prior year. The decreased sales volume was driven by overall milder weather during 2023 as compared to 2022, which resulted in a 35 percent decline in cooling degree days. Although Winter Storm Elliott brought cold temperatures and record-setting demand to the Tennessee Valley region in late December 2022, these impacts were largely offset by TVA experiencing milder weather during the remainder of the nine-month period. For industries directly served, sales of electricity decreased primarily within the chemical sector due to business-specific constraints, as these industries directly served are not driven primarily by weather, but mainly from changes in the economy and respective industry sectors.

Financial Results

The following table compares operating results for the three and nine months ended June 30, 2023 and 2022:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended June 30				Nine Months Ended June 30
	2023	2022	Change	Percent Change	2023	2022	Change	Percent Change
Operating revenues	$2,698	$2,970	$(272)	(9.2)%	$8,672	$8,437	$235	2.8%
Operating expenses	2,461	2,380	81	3.4%	7,691	6,987	704	10.1%
Operating income	237	590	(353)	(59.8)%	981	1,450	(469)	(32.3)%
Other income (expense), net	20	(6)	26	(433.3)%	57	11	46	418.2%
Other net periodic benefit cost	51	64	(13)	(20.3)%	153	194	(41)	(21.1)%
Interest expense	264	264	—	—%	794	791	3	0.4%
Net income (loss)	$(58)	$256	$(314)	(122.7)%	$91	$476	$(385)	(80.9)%

Operating Revenues.  Operating revenues for the three months ended June 30, 2023 and 2022, were $2.7 billion and $3.0 billion, respectively. Operating revenues for the nine months ended June 30, 2023 and 2022, were $8.7 billion and $8.4 billion, respectively. The following charts compare TVA's operating revenues for the periods indicated:

Operating Revenues
Three Months Ended June 30
(in millions)
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$—
$2,431
$203
$30
$34
$2,662
$229
$41
$38
2023
2022
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

Operating Revenues
Nine Months Ended June 30
(in millions)
$8,000
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$—
$7,811
$645
$95
$121
$7,576
$640
$102
$119
2023
2022
Local power company customers
Industries directly served
Federal agencies and other
Other revenue

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the nine months ended June 30, 2023 and the nine months ended June 30, 2022.

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

TVA has a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of July 31, 2023, 147 LPCs had signed the 20-year partnership agreement with TVA.

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

    The changes in revenue components are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended June 30			Nine Months Ended June 30
	2023	2022	Change	2023	2022	Change
Base revenue
Energy revenue	$1,078	$1,170	$(92)	$3,290	$3,455	$(165)
Demand revenue	848	898	(50)	2,591	2,541	50
Grid access charge	147	147	—	441	442	(1)
Long-term partnership credits for LPCs	(45)	(48)	3	(140)	(141)	1
Pandemic credits	(52)	(56)	4	(158)	(161)	3
Other charges and credits(1)	(153)	(153)	—	(470)	(487)	17
Total base revenue	1,823	1,958	(135)	5,554	5,649	(95)
Fuel cost recovery	839	967	(128)	2,988	2,657	331
Off-system sales	2	7	(5)	9	12	(3)
Revenue from sales of electricity	2,664	2,932	(268)	8,551	8,318	233
Other revenue	34	38	(4)	121	119	2
Total operating revenues	$2,698	$2,970	$(272)	$8,672	$8,437	$235
Note
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 15 — Revenue.

    Operating revenues decreased $272 million for the three months ended June 30, 2023, as compared to the same period of the prior year, primarily due to a $135 million decrease in base revenue. The $135 million decrease in base revenue was driven by lower sales volume as a result of milder weather in the Tennessee Valley region in the three months ended June 30, 2023, as compared to the same period of the prior year. In addition, there was a $128 million decrease in fuel cost recovery revenue which was driven by a $65 million decrease attributable to lower fuel rates and $63 million decrease attributable to lower sales volume during the quarter. The lower fuel rates were primarily due to lower natural gas prices as compared to the three month period of the prior year.

Operating revenues increased $235 million for the nine months ended June 30, 2023, as compared to the same period of the prior year, primarily due to a $331 million increase in fuel cost recovery revenue. The $331 million increase in fuel cost recovery revenue was driven by a $443 million increase attributable to higher fuel rates partially offset by a $112 million decrease attributable to lower sales volume in 2023. The higher fuel rates were primarily due to higher coal prices. The lower sales volume was driven by overall milder weather in the Tennessee Valley region in the nine months ended June 30, 2023, as compared to the same period of the prior year. Partially offsetting the increase in fuel cost recovery revenue was a $95 million decrease in base revenue. The $95 million decrease in base revenue was driven by a $115 million decrease attributable to lower sales volume partially offset by a $20 million increase attributable to higher rates. The increase in effective rates was primarily due to lower other charges and credits as compared to the same period of the prior year.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three and nine months ended June 30, 2023 and June 30, 2022, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended June 30				Nine Months Ended June 30
	2023	2022	Change	Percent Change	2023	2022	Change	Percent Change
Operating expenses
Fuel	$530	$539	$(9)	(1.7)%	$1,845	$1,563	$282	18.0%
Purchased power	350	465	(115)	(24.7)%	1,234	1,208	26	2.2%
Operating and maintenance	896	722	174	24.1%	2,546	2,269	277	12.2%
Depreciation and amortization	548	513	35	6.8%	1,631	1,535	96	6.3%
Tax equivalents	137	141	(4)	(2.8)%	435	412	23	5.6%
Total operating expenses	$2,461	$2,380	$81	3.4%	$7,691	$6,987	$704	10.1%
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

Fuel expense decreased $9 million for the three months ended June 30, 2023, as compared to the same period of the prior year. This decrease was primarily due to lower effective fuel rates of $146 million resulting from lower natural gas prices, as well as a decrease of $19 million from lower demand for energy due to milder weather. Partially offsetting these decreases was an increase in fuel cost recovery of $156 million due to the deferral of significant unplanned price volatility during the three months ended June 30, 2022.

Purchased power expense decreased $115 million for the three months ended June 30, 2023, as compared to the same period of the prior year. This decrease was primarily from lower demand for energy due to milder weather resulting in a $129 million decrease, as well as a decrease of $120 million due to lower purchased power market prices. Partially offsetting these decreases was an increase in fuel cost recovery of $134 million due to the deferral of significant unplanned price volatility during the three months ended June 30, 2022.

Operating and maintenance expense increased $174 million for the three months ended June 30, 2023, as compared to the same period of the prior year. This increase was primarily due to $38 million of increased outage expense primarily driven by increased nuclear refueling outages, $37 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs, $24 million of increased contract labor costs primarily related to power operations performance improvement activities and natural gas project work, and $21 million of expenditures related to TVA's New Nuclear Program. In addition there was an $18 million increase in legal accruals.

Depreciation and amortization expense increased $35 million for the three months ended June 30, 2023, as compared to the same period of the prior year.  TVA's decision to retire the two units at Cumberland resulted in additional Depreciation expense of approximately $16 million for the three months ended June 30, 2023, and amortization expense of decommissioning costs recovered in rates increased $13 million. The remainder of the increase is primarily due to depreciation of additions to net completed plant.
Tax equivalents expense decreased $4 million for the three months ended June 30, 2023, as compared to the same period of the prior year. The change is primarily driven by a decrease in the tax equivalents collected in the fuel cost recovery.
Nine Months Ended June 30, 2023, Compared to Nine Months Ended June 30, 2022

Fuel expense increased $282 million for the nine months ended June 30, 2023, as compared to the same period of the prior year. This increase was primarily due to an increase in fuel cost recovery of $150 million from the deferral of significant unplanned fuel price volatility during the three months ended June 30, 2022. In addition, higher effective fuel rates from higher coal prices resulted in a $141 million increase in fuel expense. Partially offsetting these increases was a decrease of $9 million primarily from lower demand for energy due to milder weather.

Purchased power expense increased $26 million for the nine months ended June 30, 2023, as compared to the same period of the prior year. This increase was primarily due to higher purchased power market prices, resulting in an increase of $159 million. In addition, the fuel cost recovery increased purchased power expense by $125 million from the deferral of significant unplanned price volatility during the three months ended June 30, 2022. Partially offsetting these increases was a decrease of $258 million primarily from lower demand for energy due to milder weather and higher availability of nuclear generation.

Operating and maintenance expense increased $277 million for the nine months ended June 30, 2023, as compared to the same period of the prior year. This increase was primarily due to $75 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs, $62 million of expenditures related to TVA's New Nuclear Program, $52 million of increased outage expense primarily driven by increased nuclear refueling outages and increased scope for natural gas outages, and $30 million of increased contract labor costs primarily related to power operations performance improvement activities and natural gas project work. In addition there was a $17 million increase in legal accruals.

Depreciation and amortization expense increased $96 million for the nine months ended June 30, 2023, as compared to the same period of the prior year.  Amortization expense of decommissioning costs recovered in rates increased $38 million, and TVA's decision to retire the two units at Cumberland resulted in additional Depreciation expense of approximately $32 million for the nine months ended June 30, 2023. The remainder of the increase is primarily due to depreciation of additions to net completed plant.
Tax equivalents expense increased $23 million for the nine months ended June 30, 2023, as compared to the same period of the prior year. The change is primarily driven by higher tax equivalent payments as a result of increased power sales revenue and an increase in the tax equivalents collected in the fuel cost recovery.
Generating Sources. The following tables show TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source For the three months ended June 30 (millions of kWh)
	2023		2022
Nuclear	16,349	44%	15,150	38%
Natural gas and/or oil-fired	8,316	22%	9,023	22%
Coal-fired	4,974	13%	5,839	14%
Hydroelectric	1,771	5%	2,276	6%
Total TVA-operated generation facilities(1)(2)	31,410	84%	32,288	80%
Purchased power (natural gas and/or oil-fired)(3)	3,517	9%	4,955	12%
Purchased power (other renewables)(4)	1,646	4%	1,826	5%
Purchased power (hydroelectric)	213	1%	385	1%
Purchased power (coal-fired)	803	2%	822	2%
Total purchased power(2)	6,179	16%	7,988	20%
Total power supply	37,589	100%	40,276	100%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the three months ended June 30, 2023, and the three months ended June 30, 2022. See Part I, Item 1, Business — Power Supply and Load Management Resources — Raccoon Mountain Pumped-Storage Plant in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(3) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,053 million kWh and 1,173 million kWh for the three months ended June 30, 2023 and 2022, respectively.
(4) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA sells the Renewable Energy Certificates ("RECs") resulting from some of this purchased power to certain customers.

Total Power Supply by Generating Source For the nine months ended June 30 (millions of kWh)
	2023		2022
Nuclear	49,259	43%	46,907	39%
Natural gas and/or oil-fired	24,084	21%	25,076	21%
Coal-fired	13,970	12%	14,956	13%
Hydroelectric	9,907	9%	10,812	9%
Total TVA-operated generation facilities(1)(2)	97,220	85%	97,751	82%
Purchased power (natural gas and/or oil-fired)(3)	9,148	8%	12,860	11%
Purchased power (other renewables)(4)	4,684	4%	4,914	4%
Purchased power (hydroelectric)	1,293	1%	2,029	1%
Purchased power (coal-fired)	2,188	2%	2,072	2%
Total purchased power(2)	17,313	15%	21,875	18%
Total power supply	114,533	100%	119,626	100%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the nine months ended June 30, 2023, and the nine months ended June 30, 2022. See Part I, Item 1, Business — Power Supply and Load Management Resources — Raccoon Mountain Pumped-Storage Plant in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(3) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia CC, which is currently a leased facility operated by TVA. Generation from Caledonia CC was 2,614 million kWh and 3,421 million kWh for the nine months ended June 30, 2023 and 2022, respectively.
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

Interest Expense.  Interest expense and interest rates for the three and nine months ended June 30, 2023 and the three and nine months ended June 30, 2022, were as follows:

Interest Expense and Rates (in millions)
	Three Months Ended June 30			Nine Months Ended June 30
	2023	2022	Percent Change	2023	2022	Percent Change
Interest expense(1)	$264	$264	—%	$794	$791	0.4%

Average blended debt balance(2)	$20,618	$20,415	1.0%	$20,646	$20,639	—%

Average blended interest rate(3)	4.92%	4.99%	(1.4)%	4.93%	4.96%	(0.6)%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIEs"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

    Total interest expense was relatively flat for the three months ended June 30, 2023, and increased $3 million for the nine months ended June 30, 2023, as compared to the same periods of the prior year. For the nine months ended June 30, 2023, the increase was primarily driven by a $32 million increase from higher average rates on short-term debt and a $7 million increase from higher other interest partially offset by a $36 million decrease from lower average rates and balances on long-term debt.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include four long-term revolving credit facilities totaling approximately $2.7 billion, a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), and proceeds from other financings. The TVA Board authorized TVA to issue power bonds and enter into other financing arrangements in an aggregate amount not to exceed $2.0 billion during 2023. See Note 12 — Debt and Other Obligations — Credit Facility Agreements. In the second quarter of 2023, TVA issued $1.0 billion of power bonds maturing in March 2028. Other financing arrangements may include sales of receivables, loans, or other assets.

The Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee ("TVA Act") authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Power bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at June 30, 2023, were $19.8 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings, could provide supplementary funding if needed. Currently, TVA expects to utilize a combination of Bonds, additional power revenues through power rate increases, available federal funding through the Infrastructure Investment and Jobs Act and the Inflation Reduction Act, third party funding resources, and other ways to fund its ongoing operational liquidity needs while making planned capital investments through the decade. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

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

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At June 30, 2023, the average maturity of long-term power bonds was 14.68 years, and the weighted average interest rate was 4.61 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at June 30, 2023. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowings (in millions)
	At June 30, 2023	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023	At June 30, 2022	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$723	$493	$1,050	$1,034	$715	$919
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$723	$1,864	N/A	$1,034	$1,526
Weighted Average Interest Rate
Discount notes	5.04%	4.95%	4.21%	1.38%	0.68%	0.21%
Although TVA Bonds are not obligations of the U.S., TVA, as a corporate agency and instrumentality of the U.S. government, may be impacted if the sovereign credit ratings of the U.S. are downgraded. Additionally, TVA may be impacted by how the U.S. government addresses situations of approaching its statutory debt limit. According to statements made by nationally recognized credit rating agencies, downward pressure on the ratings of the U.S. could eventually develop if there are no changes in current policies and budget deficits and the trajectory of debt continues to increase; additionally, current ratings factor in the prospect that debates over raising the debt ceiling of the U.S. government could continue to be protracted and difficult. The outlook on the ratings of the U.S. government and TVA is currently stable with two of the three agencies that provide ratings on TVA Bonds. In May 2023, Fitch Ratings placed the U.S. government's credit rating on Rating Watch Negative, reflecting its perception of a deterioration in the U.S. public finances and challenges associated with raising the U.S. debt limit. Fitch subsequently placed the ratings of TVA and certain other government-related issuers on Rating Watch Negative. TVA's rated senior unsecured Bonds are currently rated Aaa, AAA, and AA+, by Moody's Investors Service, Inc., Fitch Ratings, and Standard & Poor's Financial Services, LLC, respectively. TVA's short-term discount notes are not rated.

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

Summary Cash Flows

    A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $520 million and $521 million at June 30, 2023 and 2022, respectively. A summary of cash flow components for the nine months ended June 30, 2023 and 2022, follows:

    Cash provided by (used in):

    Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

    Net cash flows provided by operating activities decreased $58 million for the nine months ended June 30, 2023, as compared to the same period of the prior year. The decrease is primarily due to increased fuel and purchased power payments as a result of higher coal, natural gas, and purchased power market prices; higher cash used for asset retirement obligation settlements; and higher cash payments related to TVA’s new nuclear program.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities increased $255 million for the nine months ended June 30, 2023, as compared to the same period of the prior year driven primarily by the acquisition of leasehold interests in combustion turbine assets and higher nuclear fuel expenditures. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services. Additionally, expenditures for certain combustion turbine, transmission, and environmental projects contributed to the increase as compared to the prior year, partially offset by expenditures for the Watts Bar Unit 2 steam generator replacement project, which was completed in the prior year.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

    Net cash provided by financing activities increased $310 million for the nine months ended June 30, 2023, as compared to the same period of the prior year, primarily due to higher net debt issuances. Lower net cash flows provided by operating activities and higher net cash used in investing activities in the first three quarters of 2023 resulted in the need for net debt issuances to maintain targeted cash balance levels during the period. TVA may continue to have a need to increase debt in the coming years as it continues to invest in power system assets, which may result in positive net cash flows provided by financing activities in future periods.

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

Optimum Energy Portfolio

    TVA is developing its next Integrated Resource Plan ("IRP"), which will provide TVA direction on how to best meet future electricity demands from now to 2050. As part of the IRP process, and in alignment with the National Environmental Policy Act ("NEPA"), TVA will analyze potential environmental impacts associated with the IRP by preparing an EIS. In May 2023, TVA published the notice of intent, which is the first step in the NEPA process. The IRP process includes extensive engagement from the public and stakeholders and is expected to be complete in CY 2024. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges in the Annual Report.

TVA is also partnering with the University of Tennessee Baker Center for Public Policy and with diverse stakeholders from across the Valley to conduct a Valley Pathways Study, focused on building a competitive and clean economy for the Tennessee Valley. This study will examine potential scenarios for all economic sectors across the Valley that will support sustainable growth and a viable and preferred decarbonization pathway.

Coal-Fired Fleet. TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. In 2022, TVA made available and received public input on a draft EIS to assess the impacts associated with the potential retirement of Cumberland and the construction and operation of facilities to replace part of that generation. The final EIS was published in December 2022, and TVA documented its final decision with the Record of Decision on January 10, 2023. TVA plans to retire the two coal-fired units at Cumberland, which accounted for 2,470 MW of summer net capability at September 30, 2022, and replace generation for one unit with a 1,450 MW combined cycle plant that is expected to be operational by the end of CY 2026 when the first unit is scheduled to be retired. The second unit is scheduled to be retired by the end of CY 2028, and in May 2023, TVA published the notice of intent to conduct an EIS to study potential environmental impacts associated with the proposed construction and operation of facilities to replace part of that generation. On May 12, 2023, TVA made available to the public a draft EIS to assess the impacts associated with the potential retirement of Kingston Fossil Plant ("Kingston") and the construction and operation of facilities to replace part of that generation. TVA asked for public input on the draft EIS during the 45-day public comment period of May 19, 2023 through July 3, 2023. TVA is currently reviewing comments submitted on the draft EIS, and a final EIS is expected to be published by the second quarter of 2024. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal-Fired Fleet in the Annual Report.

Natural Gas-Fired Units. During 2019, the TVA Board approved an expansion of approximately 1,500 MW of peaking gas replacement capacity at two combustion turbine gas facilities, with each project expecting to increase combustion turbine generation capacity by 750 MW. Pre-commercial plant operations began on Colbert combustion turbine units 9-10 in June 2023 and on Colbert combustion turbine unit 11 in early July 2023, and all units became operational on July 25, 2023. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Natural Gas-Fired Units in the Annual Report.

As discussed in Coal-Fired Fleet above, TVA is replacing generation for one unit at Cumberland with a 1,450 MW combined cycle plant that is expected to be operational by the end of CY 2026 when this first unit is scheduled to be retired. As of June 30, 2023, TVA had spent $157 million on this project, and expects to spend an additional $1.4 billion through CY 2026.

Renewable Power Purchase Agreements. TVA issued a request for proposal ("RFP") during 2021 for up to 200 MW of new renewable energy. In December 2022, TVA signed four power purchase agreements ("PPAs") for a total of 160 MW of solar generation expected to come online in 2025. In April 2023, TVA also signed a PPA for 377 MW of hydroelectric generation that was effective beginning in May 2023.

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

System Operations Center. A new system operations center is being built to accommodate a new energy management system. The facility is now approved for $332 million and expected to be constructed in CY 2024 and fully operational in CY 2026. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — System Operations Center in the Annual Report.

Energy Management System. A new energy management system will replace the existing analog system with a digital system. The system is now approved for $108 million and expected to be complete by CY 2027. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Energy Management System in the Annual Report.

Collaborative Arrangement. In December 2022, TVA, Ontario Power Generation, Synthos Green Energy, and GE Hitachi Nuclear Energy ("GEH") entered into a multi-party collaborative arrangement to advance the global deployment of the GEH BWRX-300 small modular reactor. GEH is responsible for standard design development. TVA recorded $24 million of research and development expense related to this agreement for the nine months ended June 30, 2023, and expects to record up to an additional $13 million of expense for the remainder of 2023. See Note 19 — Collaborative Arrangement for additional information.

Automated Energy Exchange Platform. On July 14, 2023, the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") remanded the Federal Energy Regulatory Commission's ("FERC") approval of the Southeast Energy Exchange Market (“SEEM”), sending the matter back to FERC for additional proceedings. Among other things, the court found that FERC failed to provide adequate explanations for its acceptance of SEEM’s market design and for whether SEEM’s zero-cost transmission rates transformed SEEM into a loose power pool, which would require a joint tariff to be filed with FERC allowing open membership and access to pool transmission for non-members. TVA is evaluating the impact of the D.C. Circuit opinion and cannot predict the outcome of the D.C. Circuit’s remand at FERC or any future or related proceeding. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Automated Energy Exchange Platform in the Annual Report.

Operational Challenges

Coal Supply. TVA experienced challenges in 2022 related to coal supply as a result of supply limitations and transportation challenges. Coal supply availability and transportation performance improved during the first quarter of 2023. Mild weather prior to late December 2022, which continued in the second and third quarters of 2023, required lower than forecasted coal-fired generation, enabling inventory stockpiles to increase, and current market conditions reflect an approximate balance between demand and available supply, due to weaker export markets and lower natural gas prices. TVA also invested in additional multi-year coal supply contracts to provide stability in coal supply availability. These investments will support fuel resiliency with TVA's overall coal supply. Coal transportation performance also improved in the first quarter of 2023 due to the settlement of the rail labor strike and increased availability of railroad workers. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Supply in the Annual Report.

    Winter Storm Elliott. In late December 2022, Winter Storm Elliott brought historic winter storm conditions across the majority of the United States. The TVA service area sustained several days of single-digit temperatures and high winds and experienced record-setting power demand. On December 23, 2022, TVA broke its all-time record for single-day energy demand of more than 740 million kWh, as well as its highest winter peak power demand of 33,427 MW. Rain followed by extreme cold weather and wind caused operational challenges at several coal and natural gas-fired facilities, including freezing instrumentation, which resulted in a maximum unavailability of generation capacity of approximately 7,300 MW. TVA also encountered challenges in purchasing and importing generation from neighboring markets that were also experiencing high demand, which resulted in curtailments during TVA's peak demand periods.

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

Although purchases were challenged, TVA did purchase a significant volume of power to help meet energy needs and experienced high prices during the winter storm event. TVA deferred $149 million of fuel and purchased power costs in December 2022 through its fuel cost adjustment primarily as a result of unplanned power purchases during the event. TVA began recognizing these deferred costs in expense in February 2023.

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

In addition, FERC, North American Electric Reliability Corporation, and North American Electric Reliability Corporation’s regional entities have opened a joint inquiry into the operations of the bulk power system during the winter weather conditions that occurred with Winter Storm Elliott. FERC has stated that the purpose of the joint inquiry is to further protect the reliability of the grid for future weather-related events.

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

On January 4, 2023, Beth Prichard Geer, L. Michelle Moore, Robert P. Klein, William J. Renick, Joe H. Ritch, and Adam Wade White took their oath of office and began their service as members of the TVA Board of Directors. With these new Board members, TVA has a full nine-member Board. The term of Director Kilbride expired on May 18, 2023, although he is permitted under the TVA Act to remain in office until the earlier of the end of the current session of Congress or the date a successor takes office. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Board Quorum in the Annual Report.

Environmental Matters

    There have been no material changes to the environmental matters described in Part I, Item 1, Business — Environmental Matters of the Annual Report, except as described below.

Clean Air Act Programs and Regulations

Revised Cross-State Air Pollution Update Rule. Under a revised version of the Cross-State Air Pollution Rule, the Shawnee Fossil Plant ("Shawnee") facility is subject to reduced ozone-season nitrogen oxides ("NOx") allowances and has been required to surrender most of its allowance inventory. In 2022, TVA monitored forecasted needs and purchased allowances for the Shawnee facility. A longer-term compliance strategy for the facility is being developed that may include installing NOx control upgrades, incorporating operational changes, and continuing to purchase allowances. When completed, this strategy will help TVA comply with both the Revised Cross-State Air Pollution Rule Update Rule and the Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone National Ambient Air Quality Standards ("NAAQS"). TVA has obtained approval from the State of Kentucky for construction of seven selective catalytic reduction systems ("SCRs") at the Shawnee facility. TVA plans to construct SCRs at four units by the end of 2025 and is evaluating plans for the remaining three units. Inclusive of the costs for these four SCRs, at June 30, 2023, TVA’s estimated potential expenditures on Clean Air Act control projects are $62 million, $90 million, and $79 million for the remainder of 2023, 2024, and 2025 - 2027, respectively. See Part I, Item 1, Business — Environmental Matters — Clean Air Act Programs and Regulations — Revised Cross-State Air Pollution Rule in the Annual Report.

Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone NAAQS. On April 6, 2022, the Environmental Protection Agency ("EPA") issued a proposed Federal Implementation Plan ("FIP") to address cross-state air pollution with respect to NAAQS. On March 15, 2023, the EPA issued final regulations known as the "Good Neighbor Plan" to reduce NOx emissions from power plants and certain industrial facilities. With the Good Neighbor Plan, the EPA issued its FIP that covers 23 states, including Alabama, Kentucky, and Mississippi, to reduce the interstate transport of NOx. Under the rule, beginning with the 2023 ozone season, power plants in 22 states, including Alabama, Kentucky, and Mississippi, are required to participate in a NOx trading program. Over time, the emission budgets will decline based on the level of reductions achievable through phased installation of emissions controls at power plants starting in 2024. The rule also establishes daily emission rates for coal steam electric generating units greater than or equal to 100 megawatts in the covered states beginning with the 2024 ozone season. To help comply with these regulations, TVA is developing a longer-term compliance strategy for its Shawnee facility that may include installing NOx control upgrades, incorporating operational changes, and continuing to purchase allowances. On June 29, 2023, the EPA issued an interim rule to stay, for emission sources in several states, including Kentucky and Mississippi, the effectiveness of the 2023 FIP requirements. The EPA's interim rule responds to judicial orders that stay, pending judicial review, earlier EPA actions disapproving State Implementation Plans of certain states. See Revised Cross-State

Air Pollution Update Rule above and Part I, Item 1, Business — Environmental Matters — Clean Air Act Program and Regulations — Proposed Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone NAAQS in the Annual Report.

Proposed Greenhouse Gas Emission Standards and Guidelines. On May 23, 2023, the EPA published in the Federal Register five proposed actions to address greenhouse gas (“GHG”) emissions from fossil fuel-fired electric generating units. More specifically, the EPA (1) proposed revised new source performance standards (“NSPS”) for GHG emissions from new fossil fuel-fired stationary combustion turbine units; (2) proposed revised NSPS for GHG emissions from existing fossil fuel-fired steam generating units that undertake large modifications; (3) proposed new GHG emission guidelines for existing fossil fuel-fired steam generating units; (4) proposed GHG emissions guidelines for existing large, frequently operated stationary combustion turbine units; and (5) proposed to repeal the Affordable Clean Energy (“ACE”) rule. These proposed standards and guidelines, if finalized in their current form, could have a material adverse effect on TVA's results of operations and financial condition. See Part I, Item 1, Business – Environmental Matters – Clean Air Act Programs and Regulations – Affordable Clean Energy Rule and – New Source Performance Standards.

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

TVA provided a response to the GAO in June 2023 outlining completed and planned TVA actions to address the recommendations. To strengthen TVA’s climate resiliency, TVA has established new priority actions in TVA’s Climate Action Adaptation and Resiliency Plan. These actions include continuing to implement and maintain seasonal readiness programs that incorporate climate threats, continuing to evaluate climate threats in enterprise risk management, researching methods for improving climate resilience and adaptation planning, incorporating relevant climate change information in each IRP, evaluating systems and components for potential resiliency hardening, integrating climate resiliency in the transmission grid resiliency program, and completing asset analysis and incorporating climate resiliency into business processes.

Clean-up of Solid and Hazardous Wastes

Coal Combustion Residuals. On May 18, 2023, the EPA issued a proposed rule expanding the federal CCR rule to include legacy CCR units. The proposed rule would establish two new classes of units not currently regulated under the federal CCR rule: (1) legacy CCR surface impoundments, which are surface impoundments that contained both CCR and liquids on or after October 19, 2015, and that are located at a power plant that ceased generating power prior to October 19, 2015, and (2) CCR management units, which are any area of land on which any non-containerized accumulations of CCR are received, placed, or otherwise managed, and which is not a CCR unit. The EPA proposes to subject both classes of legacy units to the requirements applicable to currently regulated units with a few exceptions and also proposes to mandate the requirement to initiate closure within 12 months of the effective date of the rule. If finalized in its current form, this proposed rule may significantly increase the number of federally regulated units in TVA’s fleet that will be subject to substantial costs for closure, post-closure, and potential remediation, and could have a material adverse effect on TVA's results of operations and financial condition.

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

Waters of the United States. On May 25, 2023, the Supreme Court in Sackett v. EPA narrowed the interpretation of the scope of “waters of the United States” under the Clean Water Act (“CWA”). Specifically, the Court ruled that CWA jurisdiction extends only to: (1) traditional interstate navigable waters; (2) relatively permanent waters connected to traditional interstate navigable waters; and (3) adjacent wetlands with a continuous surface connection to such waters. In reaching its decision, the Court rejected the “substantial nexus” standard for determining the jurisdiction of the CWA that was articulated by Justice Kennedy in the Court’s Rapanos decision. The result of this decision is that fewer waters will be subject to CWA permitting or other restrictions, and the EPA and the Army Corps of Engineers will need to revise the Waters of the United States ("WOTUS") rule they issued on January 18, 2023, which includes within the definition of WOTUS waters that meet the substantial nexus standard. The impact of the rulemaking process cannot be determined at this time.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. At June 30, 2023, TVA had accrued $28 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 20 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

    At June 30, 2023, TVA had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to TVA’s management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial and Strategy Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

    During the quarter ended June 30, 2023, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of TVA notified TVA of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Date:	July 31, 2023		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)