Form 10-K
period 2023-09-30
Tennessee Valley Authority
filed 2023-11-14
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO
SECTION 13, 15(d), OR 37 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Estimated aggregate market value of the common equity held by non-affiliates of TVA at March 31, 2023: N/A

Number of shares of common stock outstanding at November 13, 2023: N/A

GLOSSARY OF COMMON ACRONYMS.......................................................................................................................................................................................................	4
FORWARD-LOOKING INFORMATION...	6
GENERAL INFORMATION...	8

PART I

ITEM 1. BUSINESS...	9
The Corporation...	9
Service Area...	9
Customers...	11
Rates...	12
Power Supply and Load Management Resources.............................................................................................................................................................................	12
Fuel Supply...	20
Transmission...	22
Weather and Seasonality...	23
Competition...	23
Research and Development...	23
Flood Control Activities...	25
Environmental Stewardship Activities.................................................................................................................................................................................................	25
Economic Development Activities......................................................................................................................................................................................................	25
Regulation...	26
Taxation and Tax Equivalents...	28
Environmental Matters...	28
Human Capital Management...	36

ITEM 1A. RISK FACTORS...	43

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................................................................................................................................................................	58

ITEM 1C. CYBERSECURITY...	58

ITEM 2. PROPERTIES...	58
Generating Properties...	58
Transmission Properties...	60
Natural Resource Stewardship Properties.........................................................................................................................................................................................	60
Buildings...	60
Disposal of Property...	60

ITEM 3. LEGAL PROCEEDINGS...	61

ITEM 4. MINE SAFETY DISCLOSURES......................................................................................................................................................................................................	61

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............	62

ITEM 6. RESERVED...	62

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................................	62
Business and Mission...	62
Executive Overview...	65
Results of Operations...	66
Liquidity and Capital Resources...	71
Key Initiatives and Challenges...	76
Critical Accounting Estimates...	84
New Accounting Standards and Interpretations.................................................................................................................................................................................	90
Legislative and Regulatory Matters....................................................................................................................................................................................................	90
Environmental Matters...	90
Legal Proceedings...	90
Risk Management Activities...	90

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................................................................................	93

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................................................................................................................	94
Consolidated Balance Sheets...	94
Consolidated Statements of Operations.............................................................................................................................................................................................	96
Consolidated Statements of Comprehensive Income (Loss).............................................................................................................................................................	97
Consolidated Statements of Cash Flows...........................................................................................................................................................................................	98
Consolidated Statements of Changes in Proprietary Capital.............................................................................................................................................................	99
Notes to Consolidated Financial Statements.....................................................................................................................................................................................	100
Report of Independent Registered Public Accounting Firm (PCAOB ID 42) ......................................................................................................................................	156

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................................................	158

ITEM 9A. CONTROLS AND PROCEDURES...............................................................................................................................................................................................	158
Disclosure Controls and Procedures..................................................................................................................................................................................................	158
Internal Control over Financial Reporting...........................................................................................................................................................................................	158
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	159

ITEM 9B. OTHER INFORMATION...	160

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.....................................................................................................	160

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.............................................................................................................................	161
Directors...	161
Executive Officers...	162
Disclosure and Financial Code of Ethics............................................................................................................................................................................................	164
Insider Trading Policy...	164
Committees of the TVA Board...	164

ITEM 11. EXECUTIVE COMPENSATION.....................................................................................................................................................................................................	165
Compensation Discussion and Analysis.............................................................................................................................................................................................	165
CEO Pay Ratio Disclosure...	201
Executive Compensation Tables and Narrative Disclosures..............................................................................................................................................................	207
Director Compensation...	220
Compensation Committee Interlocks and Insider Participation..........................................................................................................................................................	221
Compensation Committee Report......................................................................................................................................................................................................	221

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................................	222

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.........................................................................................	222
Director Independence...	222
Related Party Transactions...	222

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................................................................................................................	224

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.....................................................................................................................................................................	225

ITEM 16. FORM 10-K SUMMARY...	228

SIGNATURES...	229

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the "Annual Report"):

Term or Acronym	Definition
ACE	Affordable Clean Energy
ACPA	Anti-Cherrypicking Amendment
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
CAA	Clean Air Act
CCR	Coal combustion residuals
CO2	Carbon dioxide
COVID-19	Coronavirus Disease 2019
COLA(s)	Cost-of-living adjustment(s)
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CWA	Clean Water Act
CY	Calendar year
DBOT	Down-blend offering for tritium
DCP	Deferred Compensation Plan
DEIA	Diversity, Equity, Inclusion, and Accessibility
DER	Distributed Energy Resources
DOE	Department of Energy
EIS	Environmental Impact Statement
ELGs	Effluent Limitation Guidelines
EO(s)	Executive Order(s)
EPA	Environmental Protection Agency
EPRI	Electric Power Research Institute
ERC	Enterprise Risk Council
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FHP	Financial Hedging Program
FIP	Federal Implementation Plan
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the United States of America
GAC	Grid Access Charge
GHG	Greenhouse gas
IRP	Integrated Resource Plan
IwD	Inclusion with Diversity
JSCCG	John Sevier Combined Cycle Generation LLC
LPCs	Local power company customers
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatts
NAAQS	National Ambient Air Quality Standards

NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NES	Nashville Electric Service
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NYSE	New York Stock Exchange
PARRS	Putable Automatic Rate Reset Securities
QTE	Qualified technological equipment and software
RCRA	Resource Conservation and Recovery Act
RECs	Renewable Energy Certificates
RFP	Request For Proposal
RP	Restoration Plan
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SIPs	State implementation plans
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
TDEC	Tennessee Department of Environment & Conservation
TIPS	Treasury Inflation-Protected Securities
TPBAR	Tritium-producing burnable absorber rods
TVA Act	Tennessee Valley Authority Act of 1933, as amended
TVA Board	TVA Board of Directors
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
USACE	U.S. Army Corps of Engineers
VIE(s)	Variable interest entity(ies)
XBRL	eXtensible Business Reporting Language

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the fiscal year ended September 30, 2023 contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.  In certain cases, forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "believe," "intend," "project," "plan," "predict," "assume," "forecast," "estimate," "objective," "possible," "probably," "likely," "potential," "speculate," "aim," "aspiration," "goal," "seek," "strategy," "target," the negative of such words, or other similar expressions.

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
•Federal legislation aimed specifically at curtailing TVA's activities, including legislation that may cause TVA to lose its protected service territory, its sole authority to set rates, or its authority to manage the Tennessee River system or the real property currently entrusted to TVA; subject TVA to additional environmental regulation or additional requirements of the North American Electric Reliability Corporation ("NERC") or Federal Energy Regulatory Commission ("FERC"); require the divestiture of TVA or the sale of certain of TVA's assets; lower the debt ceiling on bonds, notes, or other evidences of indebtedness (collectively, "Bonds") specified in the Tennessee Valley Authority Act of 1933, as amended, ("TVA Act"); or restrict TVA's access to its funds;
•Cyber attacks on TVA's assets or the assets of third parties upon which TVA relies;
•The failure of TVA's information technology systems;
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
•Events that negatively impact TVA's reliability, including problems at other utilities or at TVA facilities or the increase in intermittent sources of power;
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
•Weather conditions, including changing weather patterns, extreme weather conditions, and other events such as flooding, droughts, wildfires, heat waves, and snow or ice storms that may result from climate change, which may hamper TVA's ability to supply power, cause customers' demand for power to exceed TVA's then-present power supply, or otherwise negatively impact net revenue;
•Events affecting the supply or quality of water from the Tennessee River system or Cumberland River system, or elsewhere, which could interfere with TVA's ability to generate power;
•Catastrophic events, such as fires, earthquakes, explosions, solar events, electromagnetic pulses, geomagnetic disturbances, droughts, floods, hurricanes, tornadoes, polar vortexes, icing events, pipeline explosions, or other casualty events, wars, national emergencies, terrorist activities, pandemics, widespread public health crises, geopolitical events, or other similar destructive or disruptive events;
•Inability to use regulatory accounting for certain costs;
•Ineffectiveness of TVA's financial control system to control issues and instances of fraud or to prevent or detect errors;
•Ineffectiveness of TVA's disclosure controls and procedures or its internal control over financial reporting;
•Adverse effects from regional health emergencies;
•Inability of TVA to implement its business strategy successfully, including due to the increased use in the public of distributed energy resources or energy-efficiency programs;
•Inability of TVA to adapt its business model to changes in the utility industry and customer preferences and to remain cost competitive;
•Inability of TVA to achieve or maintain its cost reduction goals, which may require TVA to increase rates and/or issue more debt than planned;
•The emergence of artificial intelligence and its potential application to various business practices, including TVA's operations and the operations of TVA's stakeholders;
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

GENERAL INFORMATION

Fiscal Year

References to years (2023, 2022, etc.) in this Annual Report on Form 10-K for the fiscal year ended September 30, 2023 are to TVA's fiscal years ending September 30 except for references to years in the biographical information about directors and executive officers in Part III, Item 10, Directors, Executive Officers, and Corporate Governance, as well as to years that are preceded by "CY," which references are to calendar years.

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

Available Information

    TVA files annual, quarterly, and current reports with the Securities and Exchange Commission ("SEC") under Section 37 of the Securities Exchange Act of 1934 (the "Exchange Act"). TVA's SEC filings are available to the public at www.tva.com, free of charge, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Information contained on or accessible through TVA's website shall not be deemed to be incorporated into, or to be a part of, this Annual Report or any other report or document that TVA files with the SEC. All TVA SEC reports are available to the public without charge from the website maintained by the SEC at https://www.sec.gov.

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

•Financial Strength — Investing in the future, while keeping energy costs as low as possible;

•Powerful Partnerships — Promoting progress through the shared success of TVA's customers and stakeholders; and

•Igniting Innovation — Pursuing innovative solutions for TVA and its customers and communities.

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

TVA Locations

IL.
KENTUCKY
MISSOURI
VIRGINIA
ARK.
TENNESSEE
NORTH CAROLINA
SOUTH CAROLINA
GEORGIA
ALABAMA
MISSISSIPPI
Ohio River
Mississippi River
Cumberland River
Tennessee River
Tennessee-Tombigbee Waterway
Shawnee Fossil Plant
Marshall Combustion Turbine
Kentucky Dam & Lock
Paradise Combined Cycle Plant
Gleason Combustion Turbine
Cumberland Fossil Plant
Johnsonville Combustion Turbine
Gallatin Fossil Plant & Combustion Turbine
Lagoon Creek Combustion Turbine & Combined Cycle Plant
Brownsville Combustion Turbine
Cedar Dam
Pin Oak Dam
Beech Dam
Redbud Dam
Dogwood Dam
Pine Dam
Lost Creek Dam
Sycamore Dam
Normandy Dam
Great Falls Dam
Tims Ford Dam
Allen Combined Cycle Plant
Southaven Combined Cycle Plant
Magnolia Combined Cycle Plant
Pickwick Landing Dam & Lock
Wheeler Dam & Lock
Wilson Dam & Lock
Browns Ferry Nuclear Plant
Colbert Combustion Turbine
Cedar Creek Dam
Little Bear Creek Dam
Bear Creek Dam
Upper Bear Creek Dam
Guntersville Dam & Lock
Caledonia Combined Cycle Plant
Ackerman Combined Cycle Plant
Kemper Combustion Turbine
Sequoyah Nuclear Plant
Chickamauga Dam & Lock
Nickajack Dam & Lock
Raccoon Mountain Pumped Storage Plant
Watts Bar Nuclear Plant
Watts Bar Dam & Lock
Kingston Fossil Plant
Melton Hill Dam & Lock
Ft. Loudoun Dam & Lock
Tellico Dam
Doakes Creek Dam
Norris Dam
Cherokee Dam
Douglas Dam
John Sevier Dam
John Sevier Combined Cycle
Nolichucky Dam
Ft. Patrick Henry Dam
Boone Dam
South Holston Dam
Wilbur Dam
Watauga Dam
Clear Creek Dam
Beaver Creek Dam
Fontana Dam
Apalachia Dam
Hiwassee Dam
Chatuge Dam
Ocoee #1 Dam
Ocoee #2 Dam
Ocoee #3 Dam
Nottely Dam
Blue Ridge Dam
Legend
State Line
Water
Power Service Area
TVA Watershed
TVA Hydroelectric Dam
TVA Non-Power Dam
TVA Coal-Fired Plant
TVA Nuclear Plant
TVA Combined Cycle Plant
TVA Combustion Turbine Plant
TVA Pumped Storage Plant
0 20 40 60 mi.
N
Oct. 2023

TVA
TENNESSEE
VALLEY
AUTHORITY

Note
In addition to the locations above, TVA owns approximately one megawatt ("MW") of nameplate capacity among nine operating solar installations across the Tennessee Valley region with six installations in Tennessee, two in Alabama, and one in Mississippi. See Power Supply and Load Management Resources for a description of all of TVA's power supply resources.

In addition, the Federal Power Act ("FPA") includes a provision that helps protect TVA's ability to sell power within its service area.  This provision, called the "anti-cherrypicking" provision, prevents the Federal Energy Regulatory Commission ("FERC") from ordering TVA to provide access to its transmission lines to others to deliver power to customers within TVA's defined service area.  As a result, the anti-cherrypicking provision reduces TVA's exposure to loss of its customers. However, there have been some efforts to circumvent the anti-cherrypicking provision, and the protection of the provision could be limited and perhaps eliminated by federal legislation at some time in the future. See Competition and Item 1A, Risk Factors — Regulatory, Legislative, and Legal Risks — TVA could lose its protected service territory.

In 2023, the revenues generated from TVA's electricity sales were $11.9 billion and accounted for virtually all of TVA's revenues. See Note 17 — Revenue for details regarding revenues by state for each of the last three years.

Customers

TVA is primarily a wholesaler of power, selling power to LPCs that then resell power to their customers at retail rates.  TVA's LPCs consist of (1) municipalities and other local government entities ("municipalities") and (2) customer-owned entities ("cooperatives").  These municipalities and cooperatives operate public power electric systems whose primary purpose is not to make a profit but to supply electricity to the general public or the cooperatives' members.  TVA also sells power directly to certain end-use customers, primarily large commercial and industrial loads and federal agencies with loads larger than 5,000 kilowatts. Whether TVA or an LPC serves a new power customer is determined by the applicable TVA-LPC wholesale power contract. Each contract contains a formula that balances the size of the LPC and the amount of any TVA infrastructure investment to determine which party is entitled to serve the new customer.  In addition, power in excess of the needs of the TVA system may, where consistent with the provisions of the TVA Act, be sold under exchange power arrangements with other specific electric systems. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Revenues and Note 17 — Revenue for details regarding TVA's operating revenues.

Local Power Company Customers

Revenues from LPCs accounted for approximately 91 percent of TVA's total operating revenues for 2023.  TVA had wholesale power contracts with 153 LPCs at September 30, 2023. Each of these contracts requires the LPC to purchase from TVA all of the electric power required for service to the LPC's customers; however, Power Supply Flexibility Agreements available to LPCs that have executed long-term Partnership Agreements with TVA allow LPCs to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in August 2023 which permit projects to be located anywhere in TVA's service area, either connected to the LPC distribution system or TVA's transmission system, and makes it easier for LPCs to partner in projects. As of September 30, 2023, 89 LPCs had signed a Power Supply Flexibility Agreement. LPCs purchase power under contracts with terms of five or 20 years to terminate.

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively.  Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues for 2023.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of September 30, 2023, 147 LPCs had signed the Partnership Agreement with TVA.

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

    TVA also regulates LPC policies for customer deposits, termination of service for non-payment, providing information to consumers, and billing through a service practice policy framework. TVA's regulatory framework provides for consistent regulatory policy for ratepayers across the Tennessee Valley, while recognizing local considerations. The regulatory provisions in TVA's wholesale power contracts are designed to carry out the objectives of the TVA Act, including the objective of providing for an adequate supply of power at the lowest feasible rates. See Rates — Rate Methodology below.

Other Customers

Revenues from directly served industrial customers accounted for approximately seven percent of TVA's total operating revenues in 2023.  Contracts with these customers are subject to termination by the customer or TVA upon a minimum notice period that varies according to a number of factors, including the customer's contract demand and the period of time service has been provided. TVA also serves seven federal customers, including U.S. Department of Energy ("DOE") facilities and military installations, which accounted for approximately one percent of TVA's total operating revenues in 2023.

Other Revenue

Other revenue consists primarily of wheeling and network transmission charges, sales of excess steam that is a by-product of power production, delivery point charges for interconnection points between TVA and the customer, Renewable Energy Certificate ("REC") sales, and certain other ancillary goods or services. Other revenue accounted for approximately one percent of TVA's total operating revenues in 2023.

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
•Payments to the United States Department of the Treasury ("U.S. Treasury") in repayment of and as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment"); and
•Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of their maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  See Note 23 — Related Parties.

    TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment in 2014; therefore, the repayment of this amount is no longer a component of rate setting.

Rate Methodology

    TVA uses a seasonal time of use wholesale rate structure comprised of base demand and energy rates, a fuel rate, and a grid access charge ("GAC"). In setting the base rates, TVA uses a debt-service coverage methodology to derive annual revenue requirements in a manner similar to that used by other public power entities that also use the debt-service coverage rate methodology. Under the debt-service coverage methodology, rates are calculated so that an entity will be able to cover its operating costs and to satisfy its obligations to pay principal and interest on debt, plus an additional margin. This ratemaking approach is particularly suitable for use by entities financed primarily, if not entirely, by debt, such as TVA, and helps ensure that TVA produces gross revenues sufficient to fund requirements specified in the TVA Act listed under Rate Authority above. TVA's rate structure includes a focus on TVA's long-term pricing by aligning rates with underlying cost drivers.

    TVA recovers fuel costs and tax equivalent payments associated with fuel cost adjustments through a monthly rate reflecting the forecasted costs of fuel. Fuel costs are allocated to three groups of customers: (1) Standard Service (residential and small commercial customers), (2) large general service customers with contract demands greater than 5 MW, and (3) large manufacturing customers with contract demands greater than 5 MW. Fuel costs are allocated to these three classes of customers in relation to their hourly loads and TVA's hourly incremental dispatch cost. Total monthly fuel costs include costs for natural gas, fuel oil, coal, purchased power, emission allowances, nuclear fuel, and other fuel-related commodities as well as realized gains and losses on derivatives purchased to hedge the costs of such commodities.

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

TVA is making investments in its generating portfolio and infrastructure to modernize the fleet and help meet growing demand for electricity while also allowing TVA to maintain competitive rates and high reliability and work toward an increasingly clean power system. As TVA continues to evaluate the impact of retiring its coal-fired fleet by 2035 and works to accelerate the growth of renewables, it also continues to evaluate adding flexible lower carbon-emitting gas plants as a strategy to maintain reliability. Commercial plant operations began on Colbert Combustion Turbine Units 9-11 in July 2023, and TVA has ongoing gas projects at TVA’s Paradise, Johnsonville, and Cumberland sites. In addition, TVA is committed to investing in the future of nuclear with the evaluation of emerging advanced nuclear technologies, such as small modular reactors ("SMRs"), while also investing in its existing nuclear assets and working to renew its nuclear generation fleet licenses. TVA has been implementing the Hydro Life Extension Program with a focus on improving the availability and flexibility of the hydroelectric fleet and exploring new hydroelectric pumped-storage power to support the grid. It is also investing in research and development for technology around hydrogen fuel and carbon capture, utilization, and storage. In 2022, the Inflation Reduction Act of 2022 ("Inflation Reduction Act") was signed into law, which makes certain tax-exempt entities, including TVA, eligible for a direct-pay option for certain tax credits that encourage investment in clean energy, in some circumstances. TVA is currently exploring funding opportunities of various types, including opportunities involving pumped-storage, solar, carbon capture, hydrogen, and transmission, among others; however, this exploration does not guarantee that TVA or its partners will receive any funds. See Research and Development below, Item 1A, Risk Factors — Operational Risks, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio.

Power generating facilities operated by TVA at September 30, 2023, included three nuclear sites, 17 natural gas and/or oil-fired sites, four coal-fired sites, 29 conventional hydroelectric sites, one pumped-storage hydroelectric site, one diesel generator site, and nine operating solar installations. See Item 2, Properties — Generating Properties — Net Capability for a discussion of the units at these facilities.  TVA also acquires power under PPAs of varying durations, including short-term contracts of less than 24-hours in duration. See Power Purchase and Other Agreements below.

    The following table shows TVA's generation and purchased power by generating source as a percentage of all electric power generated and purchased (based on kilowatt hours ("kWh")) for the periods indicated:

Total Power Supply by Generating Source For the years ended September 30
Generation Resource(1)	2023	2022	2021
Nuclear	42%	39%	41%
Natural gas and/or oil-fired	22%	22%	21%
Coal-fired	13%	13%	15%
Hydroelectric	8%	8%	10%
Purchased power	15%	18%	13%
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

Nuclear

At September 30, 2023, TVA had three nuclear sites consisting of seven units in operation.  The units at Browns Ferry Nuclear Plant ("Browns Ferry") are boiling water reactor units, and the units at Sequoyah Nuclear Plant ("Sequoyah") and Watts Bar Nuclear Plant ("Watts Bar") are pressurized water reactor units.  Operating information for each of these units is included in the table below.

TVA Nuclear Power At September 30, 2023
Nuclear Unit	Summer Net Capability (MW)	Net Capacity Factor for 2023 (%)	Date of Expiration of Operating License
Browns Ferry Unit 1	1,227	90.0	2033
Browns Ferry Unit 2	1,208	89.2	2034
Browns Ferry Unit 3	1,227	90.3	2036
Sequoyah Unit 1	1,152	88.0	2040
Sequoyah Unit 2	1,140	89.4	2041
Watts Bar Unit 1	1,157	88.0	2035
Watts Bar Unit 2	1,121	100.0	2055

Nuclear Fleet License Extensions. TVA is seeking to renew all nuclear generation units' licenses for an additional 20 years. The first license renewal application is expected to be submitted to the Nuclear Regulatory Commission ("NRC") in January 2024 for the three units at Browns Ferry. See Part II, Item 7, Management's Discussion and Analysis of Financial

Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Nuclear Fleet License Extensions.

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

Other Nuclear Matters. Operating nuclear facilities subjects TVA to waste disposal, decommissioning, and insurance requirements, as well as litigation risks. See Fuel Supply — Nuclear Fuel below for a discussion of spent nuclear fuel and low-level radioactive waste and Note 22 — Commitments and Contingencies — Contingencies for a discussion of TVA's nuclear decommissioning liabilities and the related trust and nuclear insurance, which discussions are incorporated herein by reference.

Natural Gas and/or Oil-Fired

    At September 30, 2023, TVA's natural gas and oil-fired fleet consisted of 104 combustion turbine power blocks (84 simple-cycle units, one cogeneration unit, and 14 combined-cycle power units, accounting for 12,638 MW of summer net capability, and five idled units at Allen Combustion Turbine Facility: Units 2, 3, 11, 17, and 18). Sixty-five of the simple-cycle units are currently capable of quick-start response allowing full generation capability in approximately 10 minutes. The economic dispatch of natural gas-fired plants depends on both the day-to-day price of natural gas and the price of other available intermediate resources such as coal-fired plants. TVA uses simple-cycle units to meet peaking or backup power needs. As TVA evaluates the retirement of its coal-fired fleet and works to accelerate the growth of renewables, it also continues to evaluate adding flexible lower carbon-emitting gas plants as a strategy to maintain reliability. The natural gas-fired fleet supports renewable expansion by providing reliability across all hours, as well as the flexibility to help manage ramping and intermittency. Commercial plant operations began on Colbert Combustion Turbine Units 9-11 on July 25, 2023. Pre-commercial plant operations began on Paradise Combustion Turbine Units 5-7 in the first quarter of 2024, and all three new units are anticipated to enter commercial operations by the end of calendar year ("CY") 2023. TVA has other ongoing projects at TVA's Johnsonville and Cumberland sites. TVA may decide to make further strategic investments in natural gas-fired facilities in the future by purchase, construction, or lease, to help support portfolio diversification and system reliability.

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

Coal-Fired

     At September 30, 2023, TVA had four coal-fired plants consisting of 24 active units, accounting for 5,815 MW of summer net capability. TVA considers units to be in an active state when the unit is generating, available for service, or temporarily unavailable due to equipment failures, inspections, or repairs. In 2019, the TVA Board approved the retirement of Bull Run Fossil Plant ("Bull Run") by December 2023, and on September 30, 2023, the facility was retired.

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

    TVA continues to work toward a balanced generation plan with greater reliance on lower-cost and cleaner energy generation technologies. Since September 30, 2010, TVA has reduced its summer net capability of coal-fired units by 8,418 MW. Following the publication of the 2019 Integrated Resource Plan ("IRP"), TVA conducted end-of-life evaluations of the remaining coal fleet to inform long-term planning. These evaluations confirmed that the aging coal fleet is among the oldest in the nation and is experiencing deterioration of material condition and performance challenges. The performance challenges are projected to increase due to the coal fleet’s advancing age and the difficulty of adapting the coal fleet’s generation within the changing generation profile. TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035, and that evaluation includes environmental review, public input, and TVA Board approval. In January 2023, TVA issued its Record of Decision to retire the two coal-fired units at Cumberland Fossil Plant ("Cumberland") by the end of CY 2026 and CY 2028. Environmental reviews and the public input process evaluating the potential retirement of Kingston Fossil Plant ("Kingston") are underway. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio.

Diesel Generators

    At September 30, 2023, TVA had one diesel generator plant consisting of five units, and this facility accounted for 9
MW of summer net capability. These units are not currently dispatched for generation to the transmission grid.

Hydroelectric Pumped-Storage

At September 30, 2023, TVA had four units at Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain") with a total net summer capability of 1,700 MW. These units are utilized to balance the transmission system as well as generate power. TVA uses electricity generated by its fleet during periods of low demand to operate pumps that fill the reservoir at Raccoon Mountain. Then, during periods of high or peak demand, the water is released and the pumps reverse to work as power generating turbines.

New hydroelectric pumped-storage is one of several technologies that TVA is exploring to ensure the reliability and resiliency of the grid, particularly as intermittent renewables like solar continue to be added to the generation mix. In 2023, TVA announced sites for a potential future pumped-storage facility. A programmatic environmental impact statement will rank these sites for overall favorability across a wide range of environmental, social, and technical factors. Early exploratory drilling has begun on the sites.

Renewable Energy Resources

As more consumers and businesses are seeking cleaner energy, the utility industry is evolving to meet those needs. As TVA also evolves, it will see impacts to the way it does business through the pricing of products, transmission of energy, and development of new products and services for its customers in support of changing customer preferences. Many companies are focusing on sustainability and requiring more energy efficiency and renewable energy options. In addition, TVA seeks to obtain greater amounts of its power supply from clean resources to work towards carbon emission reductions. As a result, TVA is working to increase its renewable energy portfolio, by investing in existing hydroelectric assets through the Hydro Life Extension Program, securing renewable PPAs, and exploring self-directed solar projects. TVA also encourages renewable power and offers renewable resources through various current programs and offerings, including the Green Invest Program which matches customer demand with renewable supply and is aimed to meet the needs of customers at scale. TVA issued a carbon-free request for proposal ("RFP") in 2022 for up to 5,000 MW of carbon-free and renewable energy projects, which included a broad range of potential generation sources. See Power Purchase and Other Agreements for information on TVA’s PPAs, including renewable agreements, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Renewable Power Purchase Agreements for a discussion of TVA's RFPs.

Conventional Hydroelectric Dams. At September 30, 2023, TVA's hydroelectric fleet consisted of 29 conventional hydroelectric dams throughout the Tennessee River system with 106 active generating units that accounted for 3,739 MW of summer net capability. Wilbur Hydroelectric Facility Units 1-3 were in long-term outage and unavailable for service at September 30, 2023.  The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors, including the amount of precipitation and runoff, initial water levels, generating unit availability, and the need for water for competing water management objectives.  When these factors are unfavorable, TVA must increase its reliance on higher cost generation plants and purchased power.  In addition, TVA receives a portion of energy generated by eight of the U.S. Army Corps of Engineers ("USACE") dams on the Cumberland River system, and electric generation from the USACE dams is dependent on the same factors that affect generation from the TVA-owned dams.  See Dam Safety Assurance Program and Weather and Seasonality below.

Hiwassee Hydro Unit 2 has a unique reversible turbine/generator that acts as a pump and a turbine enhancing TVA's ability to balance baseload generation.  At September 30, 2023, Hiwassee Hydro Unit 2 accounted for 86 MW of the conventional hydroelectric summer net capability.

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

In January 2023, TVA signed a Memorandum of Understanding ("MOU") with the DOE to enhance collaboration on hydropower technology development. Joint efforts will focus on evaluating and demonstrating different approaches for operating hydropower plants to meet the electricity grid's changing needs.

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

Self-Directed Solar. During 2019, the TVA Board approved the opportunity for TVA to explore being directly involved in the development of a utility-scale solar project, contingent on the successful completion of environmental reviews under the National Environmental Policy Act ("NEPA") and other applicable laws. In 2021, TVA purchased land for this development, and in 2022, environmental reviews were complete. The challenges affecting the U.S. solar industry are also being seen in TVA's self-directed solar project. This has resulted in a delay in the estimated completion, with the project now expected to be complete by the end of CY 2027. The project has also experienced cost increases due to escalations from supply chain limitations.

In November 2022, the TVA Board approved the opportunity for TVA to explore the development of an additional utility-scale solar project, contingent on successfully completing environmental reviews under NEPA and other applicable laws and obtaining the necessary state permits. The project would utilize TVA-owned land, deploying a solar cap system on the closed CCR facility at the TVA Shawnee Fossil Plant in Paducah, Kentucky. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Self-Directed Solar.
Other Renewable Energy Resources. In addition to the hydroelectric units above, TVA owns nine operating solar installations that account for approximately one MW of nameplate capacity. Other renewable energy resources also include renewable energy purchases, a majority associated with TVA renewable programs. See Power Purchase and Other Agreements for information on renewable PPAs. TVA's current renewable programs and offerings include:

Small-scale Solutions. The Green Connect Program connects residential customers who are interested in on-site solar photovoltaic ("PV") and/or battery storage systems with qualified solar and battery storage installers who agree to install to Green
Connect Program Standards. These qualified installers, who are members of TVA's Quality Contractor Network, are insured and licensed and have also completed special training on TVA guidelines. Participants have access to objective information and the benefit of installation verifications with regard to whether their solar PV system has met the Green Connect Program Standards.

Utility-scale Solutions. The Green Invest Program matches customer demand with renewable supply through a Green Invest Agreement. The goal of the Green Invest Program is to meet the long-term sustainability needs of customers at scale. TVA procures the needed renewable supply through a diversified approach, which could include a competitive procurement process, strategic partnerships, or construction of renewable facilities to meet these needs. As of September 30, 2023, more than 2,000 MW of renewable PPAs have been matched to customers through the Green Invest Program. In addition, Generation Flexibility is a solution available to LPCs participating in TVA's Partnership Agreement and supports the deployment of up to 2,000 MW of distributed solar to provide clean, local generation. See Note 17 — Revenue.

Other Renewable Solutions. The Green Switch Program allows customers to support solar renewable resources through purchasing renewable solar energy generated in the Tennessee Valley. The product is sold in blocks of 200 kWh or matches 100 percent of a customer's electricity usage (available through select LPCs). During the year ended September 30, 2023, participants purchased 91,268 MWh through the Green Switch Program. The Green Flex Program gives commercial and industrial customers the ability to meet sustainability goals and to make renewable energy claims through RECs from wind generation located outside TVA's service area. During the year ended September 30, 2023, participants purchased approximately 650,000 RECs through the Green Flex Program.

TVA tracks its renewable energy commitments and claims through the management of RECs. The RECs, which each represent one megawatt-hour ("MWh") of renewable energy generation, are principally associated with wind, solar, biomass, and low-impact hydroelectric. TVA continues to evaluate ways to adjust to customer preferences and requirements for cleaner and greener energy, including the acquisition of RECs from renewable purchased power that can be sold to customers to meet their needs. Overall, TVA will procure needed renewable supply through a diversified approach, which could include a competitive procurement process, strategic partnerships, or construction of renewable facilities to meet these needs.

Total Renewable Energy Resources. As of September 30, 2023, TVA's total renewable energy resources amounted to 8,668 MW. Of this amount, 6,801 MW are operating while 1,867 MW are contracted but not yet online. In addition, TVA has 299 MW from self-directed solar projects currently under development.
Notes
(1) Contracted resources are executed PPAs expected to come online at a future date.
(2) Hydroelectric power consists of 3,739 MW from TVA-owned conventional hydroelectric facilities and 779 MW from renewable PPAs.
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

    TVA is partnering with LPCs and others to support the electrification of transportation in the Tennessee Valley in a multi-year EV initiative. The initiative focuses on reducing or eliminating EV market barriers with EV policies, improving charging infrastructure availability, expanding EV availability and offerings, and spreading EV consumer awareness. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Electric Vehicles.

    On-site energy management technologies and the proliferation of companies interested in providing services to support and aggregate the impacts of such systems provide another DER opportunity. Such systems can afford the consumer benefits through reduced consumption, increased comfort, detailed energy use data, and savings from time-sensitive rate structures. TVA and LPCs must consider the integration of the impacts from changes in energy usage patterns resulting from the operation of such systems.

    Demand response systems that take advantage of the increasing sophistication in communication to homes, businesses, and distribution system assets also afford the opportunity for more granular control of system demand. Technologies can manage individual customer systems to shift usage from peak to off-peak periods and create significant reductions in the need for peak generation output or curtail usage for short periods to balance system demand. More sophisticated distribution control systems can also lower peak demand through control of excess voltage on the grid on either a dispatchable or continuous basis. Some large industrial customers also have the capacity to respond within a designated notice period and can augment operational flexibility by providing ancillary services. See Demand Management Portfolio below.

Demand Management Portfolio

TVA continues to make investments in its demand management portfolio, consisting of energy efficiency and demand response programs, as part of its commitment to meet the Tennessee Valley’s growing energy needs and to support a decarbonized and more resilient grid. TVA is expanding its portfolio and plans to invest $1.5 billion in its demand management portfolio from 2024 – 2028. Over this five-year period, TVA anticipates approximately 2,200 gigawatt hours of net incremental energy efficiency savings and over 2,200 MW of demand response portfolio capacity in 2028. These amounts are forward-looking and subject to various uncertainties. See Forward-Looking Information and Item 1A, Risk Factors.

Virtual Power Plant. TVA's Virtual Power Plant consists of energy efficiency and demand response programs aimed at balancing system needs by lowering costs, shaping energy usage, increasing capacity, and decarbonizing the grid. These programs support helping end-use consumers save on their bills and reduce some of the need for new generation in the future and are offered to both end-use residential customers and businesses and industries. TVA anticipates additional demand management programs to be developed over the coming years to help support the future direction of the Virtual Power Plant. See Distributed Energy Resources above for further discussion on demand response systems.

Community Energy Efficiency Programs. TVA also has energy programming focused on expanding partnerships, improving program access, and catalyzing investment in communities where all individuals can benefit from TVA's resources. TVA's Community Energy Efficiency Programs include (1) the Home Uplift Program which completes home evaluations and makes high-impact home energy upgrades for qualifying homeowners at no cost to the homeowners, (2) the School Uplift Program which assists schools with adopting strategic energy management practices, and (3) the Small Business Uplift Program which assists small businesses located within underserved communities with energy evaluations and energy improvement investments provided by TVA at no cost to the small business.

Power Purchase and Other Agreements

TVA acquires power from a variety of power producers generally through long-term and short-term PPAs as well as through spot market purchases.  During 2023, TVA acquired approximately 92 percent of the power that it purchased through the long-term PPAs described below, including agreements for long-term renewable generation resources, approximately six percent through short-term PPAs, and approximately two percent on the spot market. During 2022, TVA acquired approximately 94 percent of the power that it purchased through long-term PPAs, approximately three percent through short-term PPAs, and approximately three percent on the spot market.

TVA's capability provided by PPAs is primarily provided under contracts that expire through 2043 and are described in the table below.

Power Purchase Agreements(1) At September 30, 2023
Type of Facility	Location	Number of Contracts	Contract Capacity (MW)(2)	Contract Termination Date
Renewable PPAs
Operating
Solar	Tennessee	6	413	2032 - 2043
Solar	Alabama	2	302	2037 - 2041
Total Operating Solar		8	715
Wind	Tennessee	1	25	2025
Wind	Iowa	2	299	2030 - 2031
Wind	Kansas	2	366	2032 - 2033
Wind	Illinois	3	550	2032 - 2033
Total Operating Wind		8	1,240
Hydroelectric	Tennessee, Kentucky, and North Carolina	2	779	2025 and upon three years' notice
Landfill Gas	Tennessee	1	5	2031
Subtotal Operating		19	2,739
Contract Renewable Resources(3)			322
Total Renewable Operating PPAs			3,061

Contracted (not yet online)
Solar(4)		16	1,867
Total Renewable Contracted PPAs		16	1,867

Nonrenewable PPAs
Operating
Diesel	Tennessee	4	59	2028 - 2032
Diesel	Alabama	1	10	2035
Diesel	Mississippi	2	46	2028
Total Operating Diesel		7	115
Natural Gas	Alabama	3	2,068	2024 - 2033
Natural Gas(5)	Georgia	3	742	2023 - 2025
Natural Gas	Illinois	1	495	2025
Natural Gas	Pennsylvania	1	500	2024
Total Operating Natural Gas		8	3,805
Delivered Energy(6)	Various	3	1,050	2023
Lignite	Mississippi	1	440	2032
Total Nonrenewable Operating PPAs		19	5,410

Contracted (not yet online)
Battery Storage(4)		3	150
Delivered Energy(4)(6)		1	500
Total Nonrenewable Contracted PPAs		4	650
Notes
(1) TVA sells the RECs resulting from some of its purchased power to certain customers. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Renewable Power Purchase Agreements.
(2) Represents capability specified in TVA's PPA contracts. The measurement for nonrenewable resources is contracted capacity, adjusted for any contractual summer output constraints. The measurement for renewable resources is contracted capacity of the renewable resources' nameplate capacity. Nameplate capacity does not account for real-time operating constraints, such as intermittency of renewable resources associated with weather, delivery mechanisms, or other factors.
(3) Contract Renewable Resources is capability from various historical renewable energy programs that consist of PPAs primarily with individuals and small businesses.
(4) Power delivery is expected to commence between 2024 - 2025. See challenges associated with contracted PPAs not yet online in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Renewable Power Purchase Agreements.
(5) Included in the table above is 200 MW of power delivery in Georgia that expired on September 30, 2023.
(6) Delivered energy is sourced from multiple generating assets and originates from various states.

Under federal law, TVA is required to purchase energy from qualifying facilities (cogenerators and small power producers) at TVA's avoided cost of either generating this energy itself or purchasing this energy from another source. TVA fulfills this requirement through the Dispersed Power Production Program. At September 30, 2023, there were 955 generation sources, with a combined qualifying capacity of 285 MW, whose power TVA purchases under this program.

Fuel Supply

General

TVA's consumption of various types of fuel depends largely on the demand for electricity by TVA's customers, the availability of various generating units, and the availability and cost of fuel. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Expenses.

Nuclear Fuel

Current Fuel Supply. Converting uranium to nuclear fuel generally involves four stages: the mining and milling of uranium ore to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride gas; the enrichment of uranium hexafluoride; and the fabrication of the enriched uranium hexafluoride into fuel assemblies. TVA plans to continue using contracts of various products, lengths, and terms as well as inventory to meet the projected nuclear fuel needs of its nuclear fleet.  The net book value of TVA's nuclear fuel was $1.3 billion and $1.5 billion at September 30, 2023 and 2022, respectively. See Note 15 — Risk Management Activities and Derivative Transactions — Counterparty Risk.

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

Spent Nuclear Fuel.  All three nuclear sites have dry cask storage facilities.  Sequoyah will need additional capacity by 2029.  Watts Bar and Browns Ferry will need additional capacity by 2037. To recover the cost of providing long-term, on-site storage for spent nuclear fuel, TVA filed a breach of contract suit against the U.S. in the U.S. Court of Federal Claims in 2001. As a result of this lawsuit and related agreements, TVA has collected approximately $442 million through 2023.

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

TVA has provided irradiation services using Watts Bar Unit 1 since 2003 and Watts Bar Unit 2 since 2021. TVA has increased its production to within currently licensed limits for Watts Bar Unit 1 and expects to be at licensed limits for Watts Bar Unit 2 in April 2025. The DOE notified TVA of future increased needs for tritium, and TVA submitted a License Amendment Request in 2023 to fulfill this request. The DOE's decision also allows for irradiation of TPBARs at Sequoyah in the future;

however, TVA does not have plans to employ Sequoyah units for tritium production in the near term.

Natural Gas and Fuel Oil

During 2023, TVA purchased a significant amount of its natural gas requirements from a variety of suppliers under contracts with terms of up to three years and purchased substantially all of its fuel oil requirements on the spot market. The net book value of TVA's natural gas inventory was $25 million and $54 million at September 30, 2023 and 2022, respectively. The net book value of TVA's fuel oil inventory was $84 million at both September 30, 2023 and 2022. At September 30, 2023, 83 of the combustion turbine assets were dual-fuel capable, and TVA has fuel oil stored on each of these sites as a backup to natural gas.

TVA purchases natural gas from multiple suppliers on a daily, monthly, seasonal, and term basis.  During 2023, daily, monthly, seasonal, and term contracts accounted for 20 percent, four percent, 24 percent, and 52 percent of purchases, respectively.  TVA plans to continue using contracts of various lengths and terms to meet the projected natural gas needs of its natural gas fleet.  During 2023, TVA arranged for the transportation of natural gas on eight separate pipelines, with approximately 69 percent being transported on two pipelines. During 2023, TVA maintained a total of approximately 1,716,000 million British thermal unit(s) ("mmBtu") per day of firm transportation capacity on eight major pipelines, with approximately 60 percent of total firm transportation capacity being maintained on two pipelines.

TVA utilizes natural gas storage services at seven facilities with a total capacity of 7.75 billion per cubic feet ("Bcf") of firm service and 6.275 Bcf of interruptible service to manage the daily balancing requirements of the eight pipelines used by TVA, with approximately 55 percent of the total storage capacity being maintained at two facilities. During 2023, storage levels were generally maintained at between 40 and 80 percent of the maximum contracted capacity at each facility. As TVA's natural gas requirements grow, it is anticipated that additional storage capacity may need to be acquired to meet the needs of the generating assets.  In 2024, TVA expects to increase its storage portfolio by approximately seven percent.

Coal

Coal consumption at TVA's coal-fired generating facilities during both 2023 and 2022 was approximately 12 million tons.  At September 30, 2023 and 2022, TVA had 21 days and 25 days of system-wide coal supply at full burn rate, respectively, with net book values of $204 million and $165 million, respectively.

TVA utilizes both short-term and long-term coal contracts.  During 2023, long-term contracts made up 92 percent of coal purchases, and short-term contracts accounted for the remaining eight percent.  TVA plans to continue using contracts of various lengths, terms, and coal quality to meet its expected consumption and inventory requirements.  During 2023 and 2022, TVA purchased coal by basin as follows:

    The following charts present the proportion of each delivery method TVA utilizes for its coal supply for the periods indicated:
Coal inventory increased at September 30, 2023 as compared to September 30, 2022. TVA experienced challenges in 2022 related to coal supply as a result of supply limitations and transportation challenges. Coal supply availability and transportation performance improved during the first quarter of 2023. Mild weather prior to late December 2022, which continued in the second through fourth quarters of 2023, required lower than forecasted coal-fired generation, enabling inventory stockpiles to increase, and current market conditions reflect an approximate balance between demand and available supply, due to weaker export markets and lower natural gas prices. TVA also invested in additional multi-year coal supply contracts to help provide stability in coal supply availability. These investments are expected to support fuel resiliency with TVA's overall coal supply.

Transmission

The TVA transmission system is one of the largest high-voltage transmission systems in North America.  TVA's transmission system has 69 interconnections with 13 neighboring electric systems and delivered approximately 157 billion kWh of electricity to TVA customers in 2023.  In carrying out its responsibility for transmission grid reliability in the TVA service area, the TVA transmission grid has operated with 99.999 percent reliability since 2000. See Item 2, Properties — Transmission Properties.

Pursuant to its Transmission Service Guidelines, TVA offers transmission services to eligible customers to transmit wholesale power in a manner that is comparable to TVA's own use of the transmission system. TVA has also adopted and operates in accordance with its published Transmission Standards of Conduct and separates its transmission function from its power marketing function. As a Balancing Authority, Distribution Provider, Generator Owner, Generator Operator, Planning Coordinator, Reliability Coordinator, Resource Planner, Transmission Owner, Transmission Operator, Transmission Planner, and Transmission Service Provider, as those terms are defined for purposes of NERC regulations, TVA is also subject to federal reliability standards that are set forth by the NERC and approved by FERC. See Regulation.

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

In recognition of the challenges of integrating intermittent and inverter-based resources to the power system, TVA established the Future Grid Performance initiative. The primary goal is to maintain a stable and reliable grid while fostering the evolution of the energy system of the future, one of TVA's strategic elements of Operational Excellence. Secondary goals include improving processes to facilitate an evolving resource mix with new technologies, optimizing approaches and tools to ensure system stability and performance in the future grid, and evaluating and adopting new grid technologies. This initiative seeks to address grid needs to keep the grid reliable and stable as TVA transitions to an energy system that has a greater share of intermittent and inverter-based resources, such as renewables and battery storage, connected to the transmission system.

In addition, TVA is working on various projects with universities, Electric Power Research Institute ("EPRI"), and others to help enable a dynamic and multi-directional grid. TVA is also working in partnership with LPCs to modernize their distribution systems by developing a shared vision and roadmap for transforming the Tennessee Valley’s transmission and distribution systems into an integrated regional grid.

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

Competition

    TVA provides electricity in a service area that is largely free of competition from other electric power providers. This service area is defined primarily by provisions of law and long-term contracts. The region in which TVA or LPCs that distribute TVA power may provide power is limited and is often referred to as the "fence." Under the FPA, the Anti-Cherrypicking Amendment ("ACPA") limits the ability of others to use the TVA transmission system for the purpose of serving customers within TVA's service area.  State service territory laws limit unregulated third parties' ability to sell electricity to consumers. All TVA wholesale power contracts are all requirements contracts; however, Power Supply Flexibility Agreements available to LPCs that have executed long-term Partnership Agreements with TVA allow LPCs to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in August 2023 which permit projects to be located anywhere in TVA's service area, either connected to the LPC distribution system or TVA's transmission system, and makes it easier for LPCs to partner in projects. In addition, other utilities may use their own transmission lines to serve customers within TVA's service area, and third parties are able to avoid the restrictions on serving end-use customers by selling or leasing generating assets to a customer rather than selling electricity. These threats underscore the need for TVA to design rates and strategically price its products and services to be competitive. There have also been some efforts to erode the ACPA, and the protection of the provision could be limited and perhaps eliminated by federal legislation at some time in the future.

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

Beginning in 2020, TVA placed a high priority on providing innovation and research which aligns to and supports its transformative initiatives: advanced nuclear, decarbonization, energy storage, regional grid transformation, electric vehicles, connected communities, and the newest - future grid performance. TVA has placed an emphasis on research leading to the understanding and application of clean resources to support the reduction of carbon emissions from its power supply. This research supports both TVA and national strategic interests to reduce carbon emissions and is designed to both catalyze and support TVA’s decarbonization initiative.

    TVA is committed to investing in the future of nuclear and continues to evaluate the licensing and design of emerging nuclear technologies, such as advanced light water SMRs and advanced non-light water reactors, as part of technology innovation efforts aimed at developing the energy system of the future, one of TVA's strategic elements of Operational Excellence. In December 2019, TVA became the first utility in the nation to successfully obtain approval for an early site permit from the NRC to potentially construct and operate SMRs at its Clinch River Site. TVA has entered into memorandums of understanding and agreements that allow for mutual collaboration to explore advanced reactor designs as a next-generation nuclear technology while leveraging the expertise of federally funded research and development centers, utilities, vendors, and academic institutions. These contractual relationships are important steps in the early stages of evaluation as TVA considers the economic feasibility of advanced nuclear reactors. These contractual relationships are also intended to leverage innovations to improve advanced nuclear designs, streamline licensing pathways, find efficiencies in construction methods, and optimize operating expenses. For example, TVA has entered into a multi-party collaborative arrangement to advance the global development of the GE Hitachi Nuclear Energy BWRX-300 SMR. See Note 21 — Collaborative Arrangement for additional information on the multi-party collaboration arrangement. TVA currently believes that this advanced nuclear reactor technology is most readily available for deployment with the fewest risks; as such, TVA is evaluating this technology in greater detail, while still considering other advanced reactor technologies. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Small Modular Reactors for additional discussion and total costs related to SMR work.

TVA is in the third year of a coalition of utilities and researchers, led by EPRI and the Gas Technology Institute, whose purpose is to engage, inform, and support global low-carbon resources initiatives to develop the pathways for the advancement of carbon reducing technologies for large scale utility deployment. This is a five-year program and includes research to support creating resource options, such as alternative fuels (hydrogen, ammonia, and methanized derivatives), carbon capture, electrification, and utilization of clean DER as part of the overall low-carbon resource mix. TVA has made progress understanding regional geology and carbon capture technologies and is evaluating both with an emphasis on the potential for carbon capture in TVA's future. To support this initiative, in August 2023 TVA entered into an MOU with TC Energy Development Holdings Inc. to study the development, construction, and operation of carbon capture, utilization, transportation, and sequestration infrastructure at or near TVA’s Ackerman and Paradise Combined Cycle Plants. TVA is also exploring the potential for hydrogen to serve as a resource in the decarbonization of the Tennessee Valley, both within the electrical sector and elsewhere. In November 2022, TVA and other major utility companies responded to a funding opportunity from the DOE with the intention of obtaining federal financial support for a Southeast Hydrogen Hub. The Southeast Hydrogen Hub was notified in October 2023 that their application was not among those funded.

At the forefront of the energy storage initiative is deploying grid-scale battery energy storage technology to optimize the existing TVA generation assets and improve the resiliency of the transmission system. In 2020, TVA launched its first TVA-owned, grid scale, lithium-ion demonstration battery project, and in 2023, TVA began construction near Vonore, Tennessee. The system integration lessons learned from this project will guide future application of battery storage as part of the evolving bulk power system in the region. TVA is studying the optimal siting and design for another pumped-storage plant as described in Power Supply and Load Management Resources — Hydroelectric Pumped-Storage. TVA is also evaluating the potential of short duration battery alternatives to lithium-ion and long duration storage alternatives to pumped-storage.

    TVA continues to develop potential electrification programs, in addition to the Fast Charge Network, that improve resource use and reduce environmental impacts in the transportation sector. TVA programs are based on previous assessments, which included a multi-stakeholder vision and roadmap effort aimed at identifying the path forward for electric vehicles in Tennessee. The approach provides for broad engagement from industry, government, and utilities that could be applied in other states in the TVA service territory. In addition, TVA is continuing its evaluation of potential electric vehicle adoption strategies through coordination of activities with EPRI and state and industry stakeholders related to operational fleet requirements. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Electric Vehicles.

TVA has established 15 Connected Communities pilot projects with stakeholders and has been engaging in advanced buildings research to support the initiative. Connected Communities projects are aimed at addressing today’s challenges with community-driven information and technology solutions for a modernized energy system. TVA is currently evaluating the next round of pilot projects. TVA has also established six community partnerships to provide consulting services to test a framework for engaging communities to help set goals, scope projects, and apply for funding. Research will continue to identify best practices, better understand challenges in the Tennessee Valley, and scale up learnings from the projects to broader applications throughout the Tennessee Valley.

TVA and LPCs are engaged in several initiatives related to regional grid transformation. Research includes technologies and applications advancement in intelligent distribution systems. Smart meter technology has the potential to shift usage patterns away from peak demand times which could change costs significantly. Additionally, intelligent transmission systems would give TVA the ability to nearly instantaneously diagnose problems, make corrections, and engage transmission and generation resources quickly so that power would keep flowing. This could promote reduced emissions, lower energy costs, and add greater flexibility to accommodate the new consumer-generated sources under TVA's renewable energy programs. TVA also worked with LPC partners to execute a survey of LPC technology capabilities and plans, and the results are helping shape a realistic path toward TVA's long-term goals. See Power Supply and Load Management Resources — Distributed Energy Resources and Transmission.

Finally, TVA began a new initiative called Future Grid Performance. This initiative seeks to address grid needs to keep the grid reliable and stable as TVA transitions to an energy system that has a greater share of intermittent and inverter-based resources, such as renewables and battery storage, connected to the transmission system. See Transmission above for more information on this initiative.

Flood Control Activities

    The Tennessee River watershed has one of the highest annual rainfall totals of any watershed in the U.S., averaging 51 inches per year. During 2023, approximately 53 inches of rain fell in the Tennessee Valley. TVA manages the Tennessee River system in an integrated manner, which includes managing minimum river flows and minimum depths for navigation, reducing flood damage, generating low-cost hydroelectric power, maintaining flows that support habitat for fish and other aquatic species, maintaining water supply, and providing recreational opportunities for the Tennessee Valley. In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy. TVA spills or releases excess water through its dams in order to reduce flood damage to the Tennessee Valley. TVA typically spills only when all available hydroelectric generating turbines are operating at full capacity and additional water still needs to be moved downstream.

    The Tennessee Valley experienced just above normal rainfall at 104 percent of normal and runoff at 89 percent of normal during 2023. Although runoff for 2023 was below normal due to fewer significant rain events, the winter and spring timing of above normal rainfall during the period supported TVA's objective to generate low-cost hydroelectric power while also meeting its river system commitments, including flood mitigation, which is estimated to have prevented damages across the Tennessee Valley of approximately $7 million in 2023 and $9.7 billion over TVA's recorded history.

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

    In 2023, TVA's economic development efforts, reliability, and competitive rates helped attract or expand 158 companies into the TVA service area. These companies announced the following economic performance measures:

Economic Performance Measure	At September 30, 2023(3)
Projected capital investments	$9.2 billion
Jobs expected to be created (#)(1)	12,276
Jobs expected to be retained (#)(2)	46,135
Notes
(1) "New jobs" in the TVA fiscal year are newly created, paid positions at a facility of a TVA customer. “Positions” are calculated by adding (1) the number of full-time, on-site employees and/or independent contractors at the facility, (2) the total number of full-time work-from-home employees and independent contractors who reside in the TVA service territory and who spend 100% of their work time on facility-related matters, and (3) the total hours worked on facility-related matters by (a) full-time and part-time on-site employees at the facility and (b) full-time and part-time work-from-home employees who reside in the TVA service territory and who spend less than 100% of their work time on facility-related matters, divided by the number of work hours of such employees based on a 40 hour work week. A “TVA customer” means an entity that purchases power from TVA or a distributor of TVA power. New jobs reported by TVA may include positions created during the current TVA fiscal year and certified projections of anticipated positions to be created within a five-year time frame. New job numbers reported by TVA are certified and provided to TVA by TVA customers.
(2) "Retained jobs" are paid positions at a facility of a TVA customer that were created prior to the current TVA fiscal year and that continue to be filled in the current TVA fiscal year. “Positions” are calculated by adding (1) the number of full-time, on-site employees and/or independent contractors at the facility, (2) the total number of full-time work-from-home employees and independent contractors who reside in the TVA service territory and who spend 100% of their work time on facility-related matters, and (3) the total hours worked on facility-related matters by (a) full-time and part-time on-site employees at the facility and (b) full-time and part-time work-from-home employees who reside in the TVA service territory and who spend less than 100% of their work time on facility-related matters, divided by the number of work hours of such employees based on a 40 hour work week. A “TVA customer” means an entity that purchases power from TVA or a distributor of TVA power. Retained job numbers reported by TVA are certified and provided to TVA by TVA customers.
(3) These amounts are forward-looking and are subject to various uncertainties. Amounts may differ materially based upon a number of factors, including, but not limited to, economic downturns or recessions. See Forward-Looking Information and Item 1A, Risk Factors.

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

    Furthermore, while not required to do so, TVA has elected to implement various FERC orders and regulations pertaining to public utilities on a voluntary basis to the extent that they are consistent with TVA's obligations under the TVA Act.

Finally, on July 28, 2023, FERC issued Order 2023. The order updates the procedures for interconnecting generating facilities and is intended to address interconnection queue backlogs, improve certainty in the interconnection process, and prevent undue discrimination for new technologies. TVA is in the process of evaluating the order and its potential impacts on TVA.

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

Environmental Protection Agency

TVA is subject to regulation by the Environmental Protection Agency ("EPA") in a variety of areas, including air quality control, water quality control, management and disposal of solid and hazardous wastes, and greenhouse gas ("GHG") reductions to address climate change.  See Environmental Matters below and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges.

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

Clean Air Act Programs and Regulations

    National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards ("NAAQS") for certain air pollutants. The EPA has set NAAQS for ozone, particulate matter, sulfur dioxide ("SO2"), nitrogen oxides ("NOx"), carbon monoxide, and lead. Over the years, the EPA has made the NAAQS more stringent. Each state must develop a plan to be approved by the EPA for achieving and maintaining NAAQS within its borders. These plans impose limits on emissions from pollution sources, which are applicable to certain TVA generating units, including fossil fuel-fired plants. Areas meeting a NAAQS are designated as attainment areas. Areas not meeting a NAAQS are designated as non-attainment areas, and more stringent requirements apply in those areas, including stricter controls on industrial facilities and more complicated and public permitting processes. TVA fossil fuel-fired plants can be impacted by these requirements. Currently, all TVA generating units are located in areas designated as attainment areas. On January 6, 2023, however, the EPA proposed more stringent NAAQS for particulate matter that, if adopted, may increase the likelihood of certain areas in TVA’s service territory being designated as non-attainment areas. TVA could incur significant costs associated with upgrades to facilities if such facilities are in areas that are redesignated as being in non-attainment.

    Revised Cross-State Air Pollution Rule. TVA power plants are subject to the EPA's Cross-State Air Pollution Rule ("CSAPR"). CSAPR addresses air pollution from upwind states in the U.S. that affect air quality in downwind states and is focused on NOx and SO2. To comply with CSAPR, TVA power plants must obtain one NOx allowance for every ton of NOx emitted during the ozone season. Under a revised version of CSAPR (the "CSAPR Update Rule"), the Shawnee Fossil Plant ("Shawnee") facility is subject to reduced ozone-season NOx allowances and has been required to use most of its allowance inventory. In 2023, TVA monitored forecasted needs and utilized purchased allowances for the Shawnee facility. A longer-term compliance strategy for the facility is being developed that may include installing NOx control upgrades, incorporating operational changes, and continuing to purchase allowances. When completed, this strategy will help TVA comply with both the CSAPR Update Rule and the Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone NAAQS. TVA has obtained approval from the State of Kentucky for construction of seven selective catalytic reduction systems ("SCRs") at the Shawnee facility. TVA plans to construct SCRs at four units by the end of 2025 and expects to spend $240 million. TVA is evaluating plans for the remaining three units.

Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone NAAQS. On March 15, 2023, the EPA issued final regulations known as the "Good Neighbor Plan" to reduce NOx emissions from power plants and certain industrial facilities. With the Good Neighbor Plan, the EPA issued its Federal Implementation Plan ("FIP") that covers 23 states, including Alabama, Kentucky, and Mississippi, to reduce the interstate transport of NOx. Under the rule, beginning with the 2023 ozone season, power plants in 22 states, including Alabama, Kentucky, and Mississippi, are required to participate in a NOx trading program. Over time, the emission budgets will decline based on the level of reductions achievable through phased installation of emissions controls at power plants starting in 2024. The rule also establishes daily emission rates for coal steam electric generating units greater than or equal to 100 MW in the covered states beginning with the 2024 ozone season. To help comply with these regulations, TVA is developing a longer-term compliance strategy for its Shawnee facility that may include installing NOx control upgrades, incorporating operational changes, and continuing to purchase allowances. See Revised Cross-State Air Pollution Rule above. During 2023, the EPA issued interim rules to stay the effectiveness of the 2023 FIP requirements for emission sources in several states, including Kentucky, Mississippi, and Alabama. The Good Neighbor Plan itself has been challenged in the District of Columbia Circuit ("D.C. Circuit"), and applications have been filed with the U.S. Supreme Court to stay the plan while its merits are being litigated.

    Mercury and Air Toxics Standards for Electric Utility Units. In January 2022, the EPA proposed reaffirming that it is appropriate and necessary to regulate hazardous air pollutants ("HAP"), including mercury emitted from steam electric utilities. In addition, in April 2023 the EPA proposed to strengthen and update the Mercury and Air Toxics Standards (“MATS”) for electric utility units to reflect recent developments in control technologies and the performance of these plants. If adopted in its current form, the EPA's proposed MATS could require TVA to install new equipment at some of its coal-fired units, and the cost of such equipment could be substantial.

    Environmental Agreements. In 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups (collectively, the "Environmental Agreements"). To resolve alleged New Source Review claims, TVA committed under the Environmental Agreements to, among other things, take now-completed actions regarding coal units and invest $290 million in certain TVA environmental projects. See Note 22 — Commitments and Contingencies — Legal Proceedings — Environmental Agreements, which discussion is incorporated herein by reference.

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

    Regional Haze Program. The EPA issued the Clean Air Visibility Rule, which required certain older sources to install best available retrofit technology. No additional controls or lower operating limits are required for any TVA units to meet best available retrofit technology requirements. In 2017, the EPA published the final rule that changed some of the requirements for Regional Haze State Implementation Plans ("SIPs"). Specific impacts on TVA cannot be determined until future Regional Haze SIPs are developed for the next decennial review under the visibility haze provisions of the CAA. States were required to submit their Regional Haze SIPs to the EPA by July 31, 2021. In response to requests from state air pollution control agencies in Tennessee and Kentucky, TVA submitted regional haze analyses for its Cumberland and Shawnee facilities, respectively, to those state agencies. The reports evaluate SO2 emission reduction options for these facilities and will be considered by these state agencies in preparing their Regional Haze SIPs. On August 25, 2022, the EPA issued a final action stating that 15 states, including Kentucky, failed to submit a complete SIP, which triggered a two-year deadline for the EPA to promulgate a FIP for the state unless Kentucky submits, and the EPA approves, a SIP satisfying the visibility protection requirements of the CAA. TVA negotiated with Kentucky and agreed to accept a federal limit for SO2 emissions starting January 1, 2028. In August 2023, TVA submitted a Title V permit application to the Kentucky Division of Air Quality that incorporates this limit. TVA anticipates that it could meet this limit by installing control technologies for the seven uncontrolled Shawnee units. See Revised Cross-State Air Pollution Rule above for additional information regarding TVA’s plans to control the Shawnee units.

    Start Up, Shutdown, and Malfunctions. Opacity, or visible emissions, measures the denseness or color of power plant plumes and has traditionally been used by states as a means of monitoring good maintenance and operation of particulate control equipment. Under some conditions, retrofitting a unit with additional equipment to better control SO2 and NOx emissions can adversely affect opacity emissions, and TVA and other utilities have addressed this issue. The evaluation of utilities' compliance with opacity requirements is coming under increased scrutiny, especially during periods of startup, shutdown, and malfunction. Historically, SIPs developed under the CAA typically excluded periods of startup, shutdowns, and malfunctions, but in June 2015, the EPA finalized a rule to eliminate such exclusions ("2015 Rule"). Environmental petitioners and several states filed petitions for judicial review of the 2015 Rule before the U.S. Court of Appeals for the D.C. Circuit, and oral arguments were heard on March 25, 2022. Separately, on September 8, 2021, environmental petitioners filed a lawsuit to enforce the SIP calls under the 2015 Rule, and on June 27, 2022, the EPA entered into a consent decree that would require the agency to take final action on SIP revisions submitted in response to the 2015 SIP call by dates ranging from 180 to 480 days from the date of the consent decree. On January 12, 2022, the EPA determined that Alabama and Shelby County (Tennessee) failed to submit a revised SIP as required by the 2015 Rule, and on February 15, 2023, the EPA proposed to issue a new finding of substantial inadequacy and SIP calls to Shelby County, Tennessee. On June 23, 2023, the EPA approved a portion of the SIP revisions submitted by the State of Tennessee. TVA cannot predict the outcome of future SIP evaluations.

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

GHG Emissions from Existing Sources. In 2019, the EPA finalized the Affordable Clean Energy ("ACE") rule addressing GHG emissions from existing fossil fuel-fired units. The ACE rule established guidelines, under Section 111(d) of the CAA, for GHG emissions from existing coal-fired units based on efficiency improvements that can be achieved at those units at reasonable cost. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule. On October 29, 2021, the U.S. Supreme Court accepted the request filed by a coalition of states and other parties to review the D.C. Circuit's decision to vacate the ACE rule. On June 30, 2022, the U.S. Supreme Court issued its decision in West Virginia v. EPA, in which it restricted the EPA's authority to regulate GHG from existing power plants under Section 111(d). The U.S. Supreme Court concluded that Congress did not grant the EPA authority under the CAA to demand generation-shifting to achieve reduction of GHG emissions, but the court did not hold that the EPA is limited in future rulemakings to just the heat-rate improvements that made up the ACE rule. The judgment of the D.C. Circuit was thus reversed, and the case remanded for further proceedings consistent with the U.S. Supreme Court's opinion. On May 23, 2023, the EPA published in the Federal Register a proposal that would repeal the ACE rule and establish new GHG emission guidelines for both existing fossil fuel-fired steam generating units and existing large, frequently operated stationary combustion turbine units. These proposed GHG emission guidelines, if finalized in their current form, could result in substantial costs to TVA.

    GHG Emissions from New Sources. On May 23, 2023, the EPA published in the Federal Register proposed revised new source performance standards ("NSPS") for GHG emissions from new fossil fuel-fired stationary combustion turbine units as well as proposed revised NSPS for GHG emissions from existing fossil fuel-fired steam generating units that undertake large modifications. These proposed NSPS, if finalized in their current form, could result in substantial costs to TVA. In the meantime, the 2015 GHG emission standards for new, modified, and reconstructed electric utility generating units remain in effect.

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
Nitrogen Oxide (NOx)(2)
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
(2) Emissions data is consistent with Edison Electric Institute Environmental, Social, Governance, and Sustainability Report standards, which are based on metric tons ("MTs"), whereas overall CO2 emission rates and baseline reductions from historical levels are based on short tons.

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

• TVA's CEO should direct TVA staff to establish a plan to routinely reassess the TVA resilience plan and incorporate updated information about implemented resilience actions, as well as updated information about climate change, resilience technologies and planning tools, and connected infrastructure vulnerabilities.

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

    Executive Actions. President Biden has taken several executive actions relating to climate change.

•On January 20, 2021, President Biden issued EO 13990, "Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis." EO 13990 directs federal agencies to review and revise regulations consistent with broad policy goals to improve public health and the environment, reduce GHG emissions, and prioritize environmental justice.

•On January 27, 2021, President Biden issued EO 14008, "Executive Order on Tackling the Climate Crisis at Home and Abroad." EO 14008 seeks to promote safe global temperatures, increase climate resilience, and support low greenhouse gas emissions and climate-resilient development by, among other things, (1) using federal procurement authorities to achieve or facilitate (a) a carbon pollution-free electricity sector no later than 2035 and (b) clean and zero-emission vehicles for federal, state, local, and tribal government fleets, (2) putting the U.S. on a path to achieve net-zero emissions, economy-wide, by no later than 2050, and (3) establishing the Justice40 Initiative, instructing federal agencies to direct 40 percent of the benefit from eligible projects toward disadvantaged communities.

•On May 20, 2021, President Biden issued EO 14030, “Climate-Related Financial Risk,” which calls for a governmental-wide strategy on the disclosure of climate-related financial risk that includes, among other things, the measurement, assessment, mitigation, and disclosure of climate-related financial risk to federal government programs, assets, and liabilities in order to increase the long-term stability of federal operations.

•On December 8, 2021, President Biden issued EO 14057, "Executive Order on Catalyzing Clean Energy Industries and Jobs Through Federal Sustainability," which details the administration’s policy to take a whole-of-government approach to lead by example to achieve a carbon pollution-free electricity sector by 2035 and net-zero emissions economy-wide by no later than 2050. Implementing Instructions for EO 14057 issued in August 2022 provided instructions to federal agencies regarding agency planning, reporting requirements, and accountability. Agencies must issue or revise existing agency policies, directives, and guidance, as appropriate, including employee training, to ensure alignment with the goals and requirements of EO 14057.

•On September 12, 2022, President Biden issued EO 14082, “Implementation of the Energy and Infrastructure Provisions of the Inflation Reduction Act of 2022.” EO 14082 provides that in implementing the Inflation Reduction Act, federal agencies shall, as appropriate and to the extent consistent with law, prioritize, among other things, (1) driving progress to achieve the climate goals of the U.S. to reduce greenhouse gas emissions 50 to 52 percent below 2005 levels in 2030, achieve a carbon pollution-free electricity sector by 2035, and achieve net-zero emissions by no later than 2050, (2) advancing environmental and climate justice through an all-of-government approach, including through the Justice40 Initiative set forth in EO 14008, and (3) promoting construction of clean energy generation, storage, transmission, and enabling technologies through efficient, effective mechanisms that incorporate community engagement.

•On April 21, 2023, President Biden issued EO 14096, “Revitalizing Our Nation's Commitment to Environmental Justice for All.” EO 14096, among other things, details the administration’s policy to take a whole-of-government approach to environmental justice and to advance environmental justice by implementing and enforcing the nation’s environmental and civil rights laws, preventing pollution, addressing climate change and its effects, and working to clean up legacy pollution that is harming human health and the environment. In addition, EO 14096 directs each federal agency to make achieving environmental justice part of its mission and to submit an environmental justice strategic plan to the Chair of the Council on Environmental Quality within 18 months of the date of the order and every four years thereafter.
•On September 21, 2023, President Biden announced that he approved recommendations from the Interagency Working Group on the expanded use of the social costs of GHG for budgeting, procurement, and other agency decisions, including reaffirming its use for environmental reviews where appropriate.

TVA is voluntarily pursuing multiple policies and programs in the Tennessee Valley that support the goals and policies of these executive actions. See Actions Taken by TVA to Reduce GHG Emissions below. TVA must consider executive actions within the context of statutory requirements imposed by Congress when carrying out its mission such as the TVA Act and the Energy Policy Act of 1992 that require power be sold at rates as low as feasible and the use of least-cost resource planning, respectively. TVA performs long-term least-cost resource planning through its Integrated Resource Plan process.

    Paris Agreement. The U.S. is currently part of the Paris Agreement. The Paris Agreement tracks emissions targets through nationally determined contributions ("NDCs"). Each nation that is a party to the Paris Agreement is asked to prepare five-year, successive NDCs that it plans to achieve. On April 22, 2021, the Biden Administration announced its GHG NDCs for 2030 under the Paris Agreement, and these NDCs establish a new target for the U.S. to achieve a 50 to 52 percent reduction from 2005 levels in economy-wide net GHG pollution in 2030. TVA's own operations have achieved GHG reductions from 2005 levels that are in excess of 50 to 52 percent.

    Litigation. Climate change issues have been the subject of a number of lawsuits, including lawsuits against TVA, and TVA may be subject to additional lawsuits in the future. See Note 22 — Commitments and Contingencies — Legal Proceedings for additional information.

    Indirect Consequences of Regulation or Business Trends. Legal, technological, political, and scientific developments regarding climate change may create new opportunities and risks. The potential indirect consequences could include an increase or decrease in electricity demand, increased demand for clean generation from alternative energy sources, and subsequent impacts to business reputation and public opinion. See Power Supply and Load Management Resources.

    Physical Impacts of Climate Change. Physical impacts of climate change may include, but not be limited to, changing weather patterns, extreme weather conditions, and other events such as flooding, droughts, wildfires, heat waves, and snow or ice storms, and these events can impact TVA's system in terms of system operability, customer demand, and the health of regional economies. TVA has a 2021 Climate Change Action Plan which it updated in 2022. The goal of the action planning process is to ensure TVA continues to achieve its mission and program goals and to operate in a secure, effective, and efficient manner in a changing climate by integrating climate change adaptation efforts in coordination with state and local partners, tribal governments, and private stakeholders. TVA manages the risks proposed by climate change on its mission, programs, and operations within its environmental management processes, though such risks cannot be completely eliminated.

    Actions Taken by TVA to Reduce GHG Emissions. TVA has reduced GHG emissions from both its generation facilities and its other operations. TVA Board actions have focused on further reducing GHG emissions from its generation fleet by evaluating the potential retirement of its coal-fired fleet, increasing its nuclear capacity, modernizing its hydroelectric generation system, increasing natural gas-fired generation to enable greater integration of renewables on the grid, increasing its purchases of renewable energy, building solar facilities, and investing in energy efficiency initiatives to reduce energy use in the Tennessee Valley.  Additionally, TVA continues to invest in energy efficiency in its operations and offers renewable energy programs. See Power Supply and Load Management Resources — Renewable Energy Resources. These changes support the broad electrification and carbon emission reduction efforts in other sectors of the economy. There are inherent challenges each year in both operations and asset changes. TVA will not sacrifice reliability at any time, which means that TVA must make certain operational decisions at times to keep the system reliable, possibly impacting annual performance on carbon emissions. Therefore, while TVA continues to strive to lower GHG emissions, there will be fluctuations in TVA’s emission numbers resulting from changes in the power supply mix, weather impacts, economic conditions, and generating unit performance. As TVA evolves its generation portfolio, and after appropriate environmental review under NEPA, the TVA Board could make decisions about the timing, retirement, and replacement of aging fossil units or other expiring capacity, which may further TVA’s CO2 and other emissions reductions. The Environmental Policy also provides additional direction in several environmental stewardship areas related to reducing environmental impacts on the Tennessee Valley's natural resources, including reducing carbon intensity and air emissions. In addition, TVA's decarbonization initiative is aimed at understanding and applying clean resources to support the reduction of carbon emissions from its power supply, and TVA is exploring several technologies as part of these efforts. See Research and Development above.

Renewable/Clean Energy Standards

    Thirty-six states and the District of Columbia have established enforceable or mandatory requirements for electric utilities to generate a certain amount of electricity from renewable sources or have established a renewable goal. In 12 of those states and the District of Columbia, the requirement is for a 100% clean electricity standard or goal by 2050 or earlier. One state within the TVA service area, North Carolina, has a mandatory renewable and clean energy goal that, while not applying directly to TVA, does apply to TVA's LPCs serving retail customers in that state.  TVA's policy is to provide compliance assistance to any distributor of TVA power, and TVA is providing assistance to the covered LPCs that sell TVA power in North Carolina. In 2020, Virginia signed into law the Clean Economy Act. This act establishes a mandatory requirement for utilities to generate a certain amount of electricity from renewable sources. At this time, TVA is not impacted by the legislation due to the relatively small amount of electricity that TVA provides in Virginia compared to other utilities. Likewise, the Mississippi Public Service Commission adopted an energy efficiency rule applying to electric and natural gas providers in the state, and TVA is supplying information on participation in TVA's energy efficiency programs to support the covered Mississippi LPCs.

Water Quality Control Developments

Waters of the United States. On May 25, 2023, the Supreme Court in Sackett v. EPA narrowed the interpretation of the scope of “waters of the United States” under the Clean Water Act (“CWA”). Specifically, the Court ruled that CWA jurisdiction extends only to wetlands that have continuous surface connection with relatively permanent bodies of water connected to traditional interstate navigable waters. In reaching its decision, the Court rejected the “significant nexus” standard for determining the jurisdiction of the CWA that was articulated by Justice Kennedy in the Court’s Rapanos decision. The result of this decision is that fewer waters will be subject to CWA permitting or other restrictions. In response to the Sackett v. EPA decision, the EPA and the Army Corps of Engineers (“ACE”) published a final rule in the Federal Register on September 8, 2023, that reestablishes, for the third time, the definition of Waters of the United States. The new definition encompasses fewer water bodies than the previous definition. As such, ACE permits will no longer be required for some streams and wetlands that would have been included based on the previous “significant nexus” standard.

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

Consistent with the 2020 rule, on January 8, 2021, TVA submitted requests to state regulatory authorities to modify NPDES permits for Kingston, Cumberland, Bull Run, Shawnee, and Gallatin Fossil Plant ("Gallatin") to incorporate into the permits limitations in the 2020 rule. The Kentucky Department for Environmental Protection issued a final revised permit for Shawnee in the fourth quarter of 2021 and an additional revision in the second quarter of 2022. The Tennessee Department of Environment and Conservation ("TDEC") issued a final revised permit for Kingston in the first quarter of 2022 and for Gallatin in May 2022. TDEC issued a draft permit for Bull Run in August 2022 and a draft permit for Cumberland in October 2023.

On March 7, 2023, the EPA proposed new ELGs for steam electric power generators. The proposed rule would impose more stringent effluent limits on discharges of flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate from coal-fired power plants as well as establish new definitions for various legacy wastewaters, which affects when more stringent requirements will apply to such wastewaters. The EPA's proposed rule also includes flexible paths for certain types of power plants to come into compliance with the proposed ELGs. Since this is a proposed rule, it is premature to evaluate the potential impacts of this rule on TVA operations; however, the EPA's adoption of such a rule could result in material compliance costs to TVA.

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

Cleanup of Solid and Hazardous Wastes

    TVA Sites. TVA historical operations at certain facilities have resulted in releases of contaminants that TVA is addressing, including at TVA's Environmental Research Center at Muscle Shoals, Alabama. TVA has completed several removal, remedial, and characterization actions at the site, as required by a RCRA permit issued by the Alabama Department of Environmental Management ("ADEM"). At September 30, 2023, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information was available to develop a cost estimate was approximately $16 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. ADEM issued a renewed permit to TVA on July 7, 2023, with a 10-year term. The new permit will not have any adverse impacts on TVA. In addition, the Environmental Research Center has an active groundwater monitoring program as part of a permitted corrective action plan.

    Non-TVA Sites. TVA is aware of alleged hazardous-substance releases at certain non-TVA areas for which it may have some liability. See Note 22 — Commitments and Contingencies — Contingencies — Environmental Matters.

    Coal Combustion Residuals. The EPA published its final rule governing CCR in 2015. The rule regulates CCR as nonhazardous waste under Subtitle D of RCRA and establishes standards for landfill and surface impoundment placement, design, operation, and closure; groundwater monitoring; corrective action; and post-closure care. While states may adopt the rule's requirements into their regulatory programs, the rule does not require states to adopt the requirements. The initial version of the rule provided for self-implementation by utilities and allowed enforcement through citizen suits in federal court. The Water Infrastructure Improvements for the Nation Act subsequently allowed state or federal-based permitting to implement the EPA's CCR rule ("CCR Rule") instead of self-implementation and citizen suits. In 2020, the EPA issued the final Part A revision to its CCR Rule. Among other things, the final Part A rule requires unlined CCR surface impoundments to stop receiving CCR and non-CCR wastestreams and to initiate closure or retrofit by no later than April 11, 2021. TVA ceased sending CCR and non-CCR wastestreams to, and initiated closure of, unlined CCR surface impoundments by the specified deadline. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residuals — Coal Combustion Residuals Facilities for a discussion of the impact on TVA's operations, including the cost and timing estimates of related projects.

On May 18, 2023, the EPA issued a proposed rule expanding the federal CCR Rule to include legacy CCR units. The proposed rule would establish two new classes of units not currently regulated under the federal CCR Rule: (1) legacy CCR surface impoundments, which are surface impoundments that (a) contained both CCR and liquids on or after October 19, 2015, and (b) are located at a power plant that ceased generating power prior to October 19, 2015, and (2) CCR management units, which are any area of land (a) on which any non-containerized accumulations of CCR are received, placed, or otherwise managed, and (b) which is not a CCR unit. The EPA proposes to subject both classes of legacy units to the requirements applicable to currently regulated units with a few exceptions and also proposes to mandate the requirement to initiate closure within 12 months of the effective date of the rule. If finalized in its current form, this proposed rule may significantly increase the number of federally regulated units in TVA’s fleet that will be subject to substantial costs for closure, post-closure, and potential remediation, and could have a material adverse effect on TVA's results of operations and financial condition.    In addition, the EPA has recently interpreted its CCR Rule in a way that could create significant additional costs with implementing closure.
      In addition to the requirements of the EPA's CCR Rule, CCR landfills and surface impoundments will continue to be regulated by the states. In August 2015, TDEC issued an order that (1) established a process for TDEC to oversee TVA's implementation of the EPA's CCR Rule to ensure coordination and compliance with Tennessee laws and regulations that govern the management and disposal of CCR and (2) required TVA to investigate and assess CCR contamination risks at seven of TVA's eight coal-fired plants in Tennessee and to remediate any unacceptable risks.  The TDEC order does not allege that TVA is violating any CCR regulatory requirements nor does it assess TVA penalties.  The TDEC order sets out an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. TVA has submitted to TDEC environmental assessment reports (“EARs”) for Allen, Cumberland, John Sevier, Bull Run, Kingston, Watts Bar Fossil, and Johnsonville. At TDEC's request, to address a potential data gap, TVA is conducting additional investigation work at Allen around the West Ash Disposal Area and will submit a revised EAR upon completion of that work. Upon TVA's submittal of each EAR, TDEC will review the document and provide comments, and TVA will make revisions until TDEC approves a final EAR for each site. After the EARs are approved, TVA will submit Corrective Action/Risk Assessment ("CARA") Plans that will identify the unacceptable risks and TVA's proposed remediation. TDEC approved the EARs for John Sevier and Cumberland in the first quarter of 2024, and the CARA Plans for those sites will be submitted to TDEC as required by the order. It is too early to accurately predict the scope of any remedial activities that may arise under the order, and as such cost estimates for any required remedies are not possible to predict at this time. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Initiatives and Challenges – Coal Combustion Residuals – Coal Combustion Residual Facilities for a discussion of an EAR for Gallatin that was recently approved by TDEC pursuant to a consent order and agreement.

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
Environmental Investments
From 1970 to 2023, TVA spent approximately $6.8 billion on controls to reduce emissions from its coal-fired power plants. In addition, TVA has reduced emissions by idling or retiring coal-fired units and relying more on cleaner energy resources including natural gas and nuclear generation and renewable sources.
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
    SO2 Emissions and NOx Emissions. To reduce SO2 emissions, TVA operates scrubbers on 17 of its coal-fired units and switched to lower-sulfur coal at certain coal-fired units. To reduce NOx emissions, TVA operates SCRs on 17 coal-fired units, operates low-NOx burners or low-NOx combustion systems on 20 units, optimized combustion on all 24 units, and operates NOx control equipment year round when units are operating (except during start-up, shutdown, and maintenance periods). TVA has also retired 35 of 59 coal-fired units. Except for seven units at Shawnee, the remaining coal-fired units in the TVA fleet have scrubbers and SCRs. TVA plans to construct SCRs at four of the Shawnee units by the end of 2025 and is evaluating plans for the remaining three units. See Power Supply and Load Management Resources — Coal-Fired above.

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
Estimated Required Environmental Expenditures
    The following table contains information about TVA's current estimates on projects related to environmental laws and regulations.

Estimated Potential Environmental Expenditures(1)(2) As of September 30, 2023 (in millions)
	2024	2025	2026 - 2028(3)(4)	Total
Coal Combustion Residual Program(5)	$323	$349	$936	$1,608
Clean Air Act control projects(6)	109	85	58	252
Clean Water Act requirements(7)	52	59	79	190
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $200 million, $171 million, and $122 million for 2024, 2025, and 2026 - 2028, respectively, in capital environmental expenditures. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Requirements.
(3) See Note 22 — Commitments and Contingencies.
(4) These estimates do not include expenditures expected to be incurred after 2028.
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

Human Capital Management

People Strategy and TVA's Values

As the TVA region continued to grow throughout 2023, increasing not only its demand for electricity but also its demand for talent across the Tennessee Valley, the employees of TVA continue to advance the unique TVA mission and create a culture that lives up to its values - Safety, Integrity, Inclusion, and Service. TVA employees collectively align to address business needs together and enable strong performance while serving approximately 10 million people of the Tennessee Valley.

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

TVA's People Advantage priority is anchored on three specific pillars: (1) Inclusion with Diversity ("IwD"), (2) Talent, and (3) Engagement. To help shape an inclusive work environment that values all voices, TVA has intensified its efforts over the past few years to integrate IwD into its culture and make its efforts and progress sustainable and a part of TVA's daily operations. Similarly, TVA has promoted a people-focused organization that amplifies and harnesses the energy, power, and creativity of an experienced and talented workforce - one that continues to bring about the best from its people - manifesting itself as a "destination for difference makers" for highly-skilled candidates. TVA is working to cultivate a positive employee experience to heighten workforce engagement. This work is focused on equipping leaders to champion engagement across the enterprise through the understanding and leveraging of employee surveys, workplace flexibility opportunities, and health, safety, and well-being programs.

Management illustrates its commitment to human capital by including a safety metric in its incentive compensation metrics that tracks the serious injury incident rate and applies to all eligible participants in TVA’s annual program. Compensation derived from this program is based on TVA performance and individual achievements. As a result, success in measures like safety and similar principles grounded in human capital matters helps TVA maintain top quartile ranking in workforce engagement.
Ethics

Ethics and integrity are highly valued at TVA. Since its establishment in 1933, a commitment to ethics has been a part of TVA's DNA. TVA's Ethics & Compliance ("E&C") office aims to help employees make the right decisions when the right decisions may not be clear. The office is focused on educating and creating awareness while also assisting employees with ethical decision-making inside and outside of the TVA workplace. Further, TVA requires all employees and certain contractors to take its annual ethics training and attest to its Code of Conduct, which sets forth standards for adhering to TVA's core values and conducting its affairs with openness, honesty, and integrity every day.

TVA contracted with Ethisphere® to take a deep dive review of TVA's corporate ethics and compliance program. After this review, TVA became the first federal agency to receive the Compliance Leader VerificationTM certification, applicable for 2022-2023.

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

Inclusion with Diversity

In 2020, TVA added Inclusion as one of its core values and adopted IwD as an enterprise-wide transformational strategic element. Since then, IwD has become increasingly integrated into TVA’s daily operations. To accelerate the impact of IwD within TVA and the communities it serves, TVA is working to shape an inclusive work environment that values all voices, recognizes and sustains diversity as an imperative, leverages the public power model to advance IwD in all TVA communities, and establishes foundational principles and objectives to further understanding of workplace equity.

Inclusion is a journey, not a destination, and TVA made strides in 2023 to continue the progress, including the following initiatives and accomplishments:

•Increased the visibility of the IwD Council internally and externally;

•Published TVA’s second Diversity, Equity, Inclusion, and Accessibility ("DEIA") Report that details the progress made over the past year and its uncompromising commitment to build a more inclusive and equitable future;

•Established representation goals aimed at increasing the number of women and people of color in leadership;

•Signed an agreement with the Trades and Labor Council for Annual Employees to strengthen the diversity of the hiring pool;

•Increased supplier diversity through Ready Now, a mentorship program designed to prepare diverse small business owners to work with TVA;

•Incorporated performance goals focused on IwD for every leader to build an accountability framework for progress;

•Cultivated support for nine Employee Resource Groups ("ERGs") to encourage employee development and foster community;

•Continued focus and work with business units to incorporate recommendations from the independent diversity, equity, and inclusion assessment to improve people policies, processes, programs, and behaviors to further drive inclusion and equity across TVA;

•Improved TVA’s inclusion score, which measures sense of belonging, to above median at 75;

•Trained and supported leaders to deliver IwD content through forums that cover a range of DEIA topics specific to their business units, demonstrating the importance of an inclusive workplace;

•Held IwD Leadership Forum for TVA's union partners to provide information, tools, and strategies to help achieve TVA's 10-year enterprise diversity goals, celebrate progress made thus far, and discuss TVA's journey moving forward; and

•Maintained CEO accountability for reinforcement of IwD as an enterprise priority through assessment of the
CEO’s individual performance in 2023.

TVA continues to advance IwD in the communities it serves and is enhancing its economic development program support for women-, minority-, and veteran-owned businesses. TVA has established a Supplier Diversity Stakeholder Advisory Council. One of the priorities of the council is the Supplier Diversity Mentoring Program, which is designed to support and position diverse suppliers seeking to do business with TVA. Specific skills enhancements include inventory management, technology integration, accounting practices, program implementation, and continuous improvement. In addition, TVA has strengthened and focused IwD in the communities TVA serves, as part of advancing the public power model at TVA. This was accomplished through support of TVA’s regional model, community engagement, and focused partnerships with deliberate outreach to LPCs and community-based organizations.

Employee Resource Groups. TVA is powered by its people and strengthened by its diversity. TVA supports nine ERGs to help strengthen an inclusive culture and make life better for the people it serves:

•ABLED Events — allows TVA employees to bring unique perspectives and gifts together as a united team to celebrate commonalities and differences through "Awareness Benefiting Leaders & Employees about disAbilities" in the workplace.

•ACTion — celebrates and honors the many Asian cultures represented within TVA, from Japan to India, and to the Philippines and beyond. It regularly highlights social events and supports career-enriching workshops.

•African American Voices — provides an avenue for African Americans and others interested in fellowship and smart career connections within TVA. It promotes mentoring and development opportunities, as well as group workshop events on such topics as personal branding, personal finance, and networking and negotiation skills.

•Council for Native Americans (new for 2023) — provides educational opportunities for the TVA workforce to learn and interact more with a focus on the cultural diversity of Native Americans, to help facilitate the growth of the Native American employee population in numbers, and to provide an avenue for Native Americans to share their cultural diversity. Its goal is to be a growing part of TVA's commitment to a sustainable, diverse, and inclusive workforce by highlighting the Native American history, various ethnicities, and community endeavors.

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

•TVA Veterans Association — allows employees unique camaraderie opportunities as they support a wide array of local and national ceremonies and events and is one of the oldest and most active ERGs at TVA, with all branches of the military represented.

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

Talent

The strength of TVA lies in the collective power from the diverse knowledge, experiences, and perspectives that its employees bring. To inspire the best from its people, TVA utilizes a talent management framework to deliver enterprise workforce needs supporting talent attraction, selection, development, engagement, and performance.

Attracting and Retaining Talent. TVA is enriched by the diversity of a talented, highly skilled workforce made up of people from all backgrounds. As an employer of choice across the seven-state service region, TVA endeavors to ensure that all qualified candidates receive fair consideration for open jobs at TVA. TVA actively engages with key community and university partners to recruit talent of all races, colors, sexual orientations, ethnicities, gender identities, abilities, religions, and ages. TVA continues to improve employment opportunities for underrepresented populations within TVA’s workforce through early career apprenticeships and internships.

While TVA’s voluntary attrition rate reflected a slight year-over-year rise in 2022, voluntary attrition has returned to TVA’s historical rates prior to 2022. In addition, the TVA voluntary attrition rate continues to fall well below the national, utility, and government benchmarks. The majority of TVA's attrition is healthy attrition (e.g., retirements), and this is important because retention in early years of employment is key for maintaining healthy, inclusive pipelines at all levels in the organization. The stability that results from retaining talent is an area of strength that is critical to TVA’s success. TVA believes this is largely attributable to its People Advantage focus, which includes competitive compensation and comprehensive benefits programs, inclusion and well-being programs, flexible workplace practices, and an environment that promotes the retention of its complex and valuable workforce.

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

To support and care for the well-being of employees and their families, TVA currently offers comprehensive and competitive benefits, including the following:

•medical, vision, dental, life, accident, and disability insurance	•flexible spending accounts •tuition reimbursement	•well-being incentives •employee assistance programs
•behavioral and medical telemedicine	•401(k) retirement	•family caregiving benefits
•leave donation	•dependent scholarship program	•family building benefits
•maternity leave	•paid parental leave	•flexible work schedules
•paid time-off	•health savings account

Development and Training. As TVA continues to adapt to the evolving demands of the industry, it is imperative that it cultivate a work environment that motivates people to do their best work by aligning employee development, skills, and capabilities with what TVA needs to succeed now and in the future. TVA provides multiple training and development opportunities at all employee levels. Those opportunities include:

•individual learning-ability	•team learning	•mentoring
•career pathing, including rotational development	•professional, technical, and leadership career pathways	•33 craft apprenticeship programs
•over 15,300 on-line learning courses

TVA also invests in the development of its employees through tuition reimbursement for academic programs aligned with TVA’s business and workforce development needs. In addition, employees engaged in over 715,000 hours of training in 2023.

Leadership Development and Succession Planning. TVA encourages personal and professional development and has strategic leadership development programs designed to prepare employees to step into leadership positions and to accept the additional responsibilities, expectations, and challenges faced by each level of leadership. TVA also has advanced leadership programs designed to further prepare leaders for executive level positions, which require an extensive interview and assessment process for selection. Through TVA’s talent review and succession planning program, 98 percent of director and executive level roles have at least one succession candidate identified, with 93 percent having at least one ready-now succession candidate.

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

Engagement

Strong engagement levels impact all TVA strategic priorities. TVA's work in this key area is focused on ensuring TVA is providing the tools and education to support employee's well-being, leveraging flexibility to support and engage the workforce, and strengthening relationships with TVA's union partners to ensure employees feel heard.

Employee Engagement Survey. TVA’s Employee Engagement Survey is a key tool for understanding and leveraging the employee voice. The survey is administered a minimum of annually to all employees and measures overall engagement and drivers of engagement. The survey results provide real-time insights and analytics and are compared to a normative database comprised of other relative external benchmarks to help identify strengths and opportunities for improvement. Results from the surveys are shared with employees and used by TVA leadership and business units to improve and monitor progress against People Advantage objectives. Two scores are used as key People Advantage metrics: Engagement, which measures the sense of commitment and involvement, and Inclusion, which measures the sense of belonging at work. See Key Metrics below for Engagement and Inclusion scores.

Workplace Flexibility. As part of its People Advantage strategic priority, TVA strives to create a work environment that is welcoming, supportive, and responsive to the changing needs of the workforce. As the world around TVA has considerably shifted over the past few years, TVA's employees continue to show a remarkable ability to adapt and persevere as they make a difference in communities across the Tennessee Valley. While recognizing hybrid environments means fewer individuals in office locations, TVA is exploring how to best enable its employees to work everywhere across the Tennessee Valley. TVA is evaluating its facilities and workspace options with the objective to transform its facilities into a resource that enables the future of work, while enhancing TVA's engagement and presence within the communities TVA serves. As always, TVA is committed to being a valued, trusted partner in the communities where TVA employees live and serve.

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

In 2023, TVA Safety continued to expand efforts around contractor safety oversight and to improve field engagement. TVA also focused on engaging with industry leaders and developing internal safety talent through participation in the Middle Tennessee Occupational Safety and Health Administration Council, the American Society of Occupational Safety Professional Executive Forum Alliance, the Construction Safety Research board of advisors, and Edison Electric Institute, and sitting on the Department of Labor’s Federal Advisory Council on Occupational Safety and Health.

TVA has provided support for its employees to ensure the retention of valuable talent and to enhance well-being. This support includes emergency back-up care support for child and adult dependents, establishing a mental health advocacy program, providing unlimited Employee Assistance Program sessions, enhancing paid leave, and providing tutoring resources. TVA’s safety and well-being accomplishments in 2023 include an increased effort and focus on developing proactive and preventative leading indicators of the safety program, improving employee engagement, strengthening procedural and regulatory/compliance framework, and obtaining top decile serious injury performance based on the most recent data available.

Partnerships with Unions. TVA has a long-standing policy of acknowledging and working with recognized representatives of its employees, and that policy is reflected in long-term agreements to recognize the unions (or their successors) that represent TVA employees. TVA’s labor construct is complex and unique and is primarily governed by the TVA Act. Neither the federal labor relations laws covering most private sector employers, nor those covering most federal agencies, apply to TVA.

TVA’s labor strategy is critical to the achievement of its strategic priorities as it prepares the workforce for the future. Its employees are represented by six collective bargaining agreements and nine labor unions. This reflects 58% of TVA's workforce, or approximately 6,000 employees. With the addition of collective bargaining agreements and labor unions for TVA's contractors, there are a total of nine collective bargaining agreements and 17 labor unions. TVA’s partnerships with these unions go back more than 80 years and form the backbone of TVA and its ability to serve the people of the Tennessee Valley.

Recent accomplishments to strengthen the relationship between TVA and its labor unions include integrating union partners in TVA’s comprehensive workforce optimization strategy, in alignment with operational and asset transition strategies that position TVA to meet strategic imperatives over the next decade; negotiating a three-year wage agreement between TVA and the Office and Professional Employees International Union through September 2026; and collaborating with IwD to hold the first ever IwD Forum with union leaders to align on how TVA and the union work together to reach goals for a skilled workforce representative of the Tennessee Valley.

Awards

Awards and other recognition help TVA understand its strengths, identify opportunities for improvement, bolster employee pride, and better attract and retain diverse talent. 2023 TVA recognition included:

•2022-2023 – Ethisphere® Compliance Leader VerificationTM – first federal agency to receive certification	•2023 Military Friendly® Brand – Rank "Designated"
•2023 National Organization on Disability – Leading Disability Employer	•2023 Military Friendly® Employers – Ranked No. 4
•2023 Fair360 – Top Companies for Utilities Award – Ranked No. 3; Top Regional Companies - No. 12	•2023 Military Friendly® Military Spouse Friendly Employers - Ranked No. 7
•2023 VETS Indexes Employer Awards – VETS Indexes 5-Star Employer	•2023 Military Friendly® Supplier Diversity Program Award – Ranked No. 1; Top 10, four years in a row
•2023 Forbes America's Best Employers By State - Ranked No. 8 in Tennessee	•One of the largest U.S. Contributors to Helmets to Hardhats Program

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

Key measures of success in TVA’s People Advantage strategic priority are set forth below:

	Goal	Actual
Performance Measure	2024	2023	2022
People of color representation in leadership (%) (1)	12.0%	10.9%	10.4%
Female representation in leadership (%) (1)	21.0%	19.7%	19.2%
Diverse external hires (%) (2)	40.0%	41.4%	41.4%
Voluntary attrition (%) (3)	2.4%	1.4%	2.4%
Engagement (100-point scale) (4)	Top Quartile (≥79)	81	81
Inclusion (100-point scale) (5)	Median (≥72)	75	72
Recordable injuries (#) (6)	28	32	54
Serious injury incident rate (7)	0.00	0.02	0.02
Serious injury incidents (7)	0	3	2
Ethics violations(8)	0	23	28
Notes
(1) Defined as first line supervisors and above.
(2) Defined as external hires who are female, persons of color, or persons with disabilities.
(3) Voluntary attrition measures and accounts for all employees who leave the business voluntarily during a fiscal year. 2023 voluntary attrition rates have realigned to former pre-pandemic rates for TVA, significantly below those of the greater external market.
(4) Based on score from Employee Engagement Survey defined as degree to which employees invest their cognitive, emotional, and behavioral energies toward positive organizational outcomes. Benchmark data is provided by the third-party administrator of the survey, based on data collected from over 750 organizations. Benchmarks are updated at least annually using data from the previous 12-month period.
(5) Based on score from Employee Engagement Survey defined as the degree to which employees sense they belong at work. Benchmark data is provided by the third-party administrator of the survey, based on data collected from over 750 organizations. Benchmarks are updated at least annually using data from the previous 12-month period.
(6) Retroactive cases can affect annual recordable injury counts reported.
(7) Based on the Edison Electric Institute criteria developed by industry peers.
(8) Ethics violations are determined by performing a comprehensive assessment across TVA of substantiated ethics violations involving violation of ethical laws or TVA's Code of Conduct; refusal or failure to cooperate with investigations; violation of equal opportunity policies or remedial actions; mishandling of classified information, privacy information, or security incidents; misuse of government property or official time; theft or unauthorized possession of property; falsification of safety-related documents; falsification or failure to correct TVA documents; and associated disciplinary and/or corrective actions taken.

Workforce Demographics

Employee Demographics	2023	2022
Number of employees on September 30	10,901	10,390
Employees represented by collective bargaining unit	58% of employees represented, or approximately 6,000 employees	58% of employees represented, or approximately 6,000 employees
Trades and labor employees	3,293	3,198
Average tenure (years)	12	13
Average age	45.4	45.7

	All Employees		Leadership		New Hires
	2023	2022	2023	2022	2023	2022
Female	2,289	2,159	309	288	267	276
People of Color	1,363	1,227	171	156	206	186
Military, Veteran	1,883	1,822	336	315	148	122
Disabled	844	773	134	114	44	38
Note
All data is based upon self-reported information provided to TVA.

In addition to the employees above, TVA also had approximately 15,600 and 16,200 contractors on September 30, 2023 and 2022, respectively, providing intermittent or full-time services. The majority of these contractors are managed by TVA suppliers that are providing services to TVA.

ITEM 1A. RISK FACTORS

    The risk factors described below, as well as the other information included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the "Annual Report"), should be carefully considered.  Risks and uncertainties described in these risk factors could cause future results of TVA operations to differ materially from historical results as well as from the results anticipated in forward-looking statements.  Although the risk factors described below are the ones that TVA considers material, additional risk factors that are not presently known to TVA or that TVA presently does not consider material may also impact TVA's business operations.  See Forward Looking Information above for a description of some matters that could affect the below risks or generate new risks. The occurrence of any of the following could have a material adverse effect on TVA's cash flows, results of operations, or financial condition.

For ease of reference, the risk factors are presented in eight categories: (1) regulatory, legislative, and legal risks; (2) cybersecurity and information technology risks; (3) operational risks; (4) financial, economic, and market risks; (5) human capital and management risks; (6) risks related to the environment and catastrophic events; (7) accounting and financial reporting risks; and (8) general risk factors.

REGULATORY, LEGISLATIVE, AND LEGAL RISKS

Existing laws, regulations, and orders may negatively affect TVA's cash flows, results of operations, and financial condition, as well as the way TVA conducts its business.

TVA is required to comply with comprehensive and complex laws, regulations, and orders.  The costs of complying with these laws, regulations, and orders are substantial, and costs could be significantly more than TVA anticipates, especially with respect to environmental and nuclear compliance.  In addition, TVA is required to obtain numerous permits and approvals from governmental agencies that regulate its business, and TVA may be unable to obtain or maintain all desired regulatory approvals.  If there were a delay in obtaining desired regulatory approvals or if TVA were to fail to obtain or maintain any approvals or to comply with any law, regulation, or order, TVA may have to change how it operates certain assets, may be unable to operate certain assets, or may have to pay fines or penalties for continuing to operate the assets. Any resulting changes in the manner in which TVA conducts its business could require TVA to make substantial additional capital expenditures or abandon certain projects and could negatively affect TVA's cash flows, results of operations, and financial condition.

TVA's governmental status may interfere with its ability to quickly respond to the needs of its current or potential customers or to act solely in the interest of its ratepayers.

As a governmental entity, TVA has certain legal requirements that prevent it from responding as quickly to potential changes in the market or requests from current or potential customers as might be desired or in comparison to other utilities. For example, TVA is required to comply with the National Environmental Policy Act ("NEPA"), which requires environmental reviews to be completed before TVA decides to pursue certain projects. The delay in responding to requests could damage relationships with current customers, deter potential customers from moving into TVA's service territory, or damage TVA's reputation.

TVA's nature as a governmental entity imposes additional pressures that most companies do not face, including most significantly the requirements to support economic development, simultaneously manage a river system for commerce, recreation, flood control, and power generation, and promote recreational opportunities within its service territory.

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

TVA is involved in a wide range of legal and administrative proceedings and is likely to become involved in future additional proceedings in the ordinary course of business or as a result of, among other things, catastrophic events or environmental conditions arising from TVA property or areas where TVA has disposed of materials or property. The additional proceedings could involve, among other things, challenges to TVA’s CCR facilities, challenges to TVA's natural gas-fired plants and related pipelines, nuisance suits involving TVA’s coal-fired plants, challenges to the anti-cherrypicking provision, challenges under NEPA, challenges under the Freedom of Information Act, and challenges to TVA’s authority to set rates and enter into contracts. Although TVA cannot predict the outcome of the individual matters in which TVA is involved or will become involved, the resolution of these matters could require TVA to make expenditures in excess of established reserves and in substantial amounts. Similarly, resolution of any such proceedings may require TVA to change its business practices or procedures, incur additional capital or operational expense, change how it operates its fossil-fueled units, cease construction of new natural gas-fired plants, reduce emissions to a greater extent than TVA had planned, close existing CCR facilities sooner than planned, close existing CCR facilities using a different methodology than planned, build new CCR facilities sooner than planned, build new CCR facilities that were not planned, cease operation of some coal-fired units, adjust its rates, or terminate or modify contracts. These events individually or in the aggregate could have a material adverse effect on TVA’s cash flows, results of operations, and financial condition. For a discussion of certain current material legal proceedings, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges and Note 22 — Commitments and Contingencies — Legal Proceedings.

New laws, regulations, or administrative or executive orders, or congressional actions or inactions, may negatively affect TVA's cash flows, results of operations, and financial condition, as well as the way TVA conducts its business in ways that are different from most other utilities.

Because TVA is a corporate agency and instrumentality established by federal law, it may be affected by a variety of laws, regulations, and administrative or executive orders that do not directly apply to other electric utilities and may be subject to potential stakeholder activism. For example, federal legislation may expand or reduce TVA's activities, change its governance structure, require TVA to sell some or all of the assets that it operates, require TVA to take certain other operational or regulatory actions, reduce or eliminate the United States' ownership of TVA, or even liquidate TVA. Congress could act, or fail to take action, on various issues that may impact TVA, including but not limited to action or inaction related to the national debt ceiling or automatic spending cuts in government programs. Furthermore, federal administrative or executive orders could induce TVA to change the way it conducts its business. See Item 1, Business — Environmental Matters — Climate Change — Executive Actions for a discussion of recent executive actions regarding climate change.

Although it is difficult to predict new laws, regulations, or administrative or executive orders, or congressional action or inaction, or how such laws, regulation, orders, actions, or inactions may impact TVA, some of the possible effects are described below.

TVA could lose its protected service territory.

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

New environmental laws, regulations, or orders may become applicable to TVA or the facilities it operates, and existing environmental laws or regulations may be revised or reinterpreted in a way that adversely affects TVA. For example, the EPA has recently interpreted its CCR Rule in a way that could create significant additional costs with implementing closure-in-place. This interpretation, as well as other interpretations, laws, regulations, or orders, could substantially increase TVA's cost of operations, prompt the early retirement of generation facilities, require significant capital expenditures, or cause TVA to change its methodology for closing CCR facilities. Possible areas of future laws or regulations include, but are not limited to, GHGs, CCR, ELGs, water quality, air quality, renewable energy portfolio standards, and natural gas production and transmission. See Item 1, Business — Environmental Matters — Clean Air Act Programs and Regulations for a discussion of the EPA's proposed greenhouse gas emission standards and guidelines, Item 1, Business — Environmental Matters — Water Quality Control Developments for a discussion of the EPA's proposed effluent limitation guidelines, Item 1, Business — Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals for a discussion of proposed revisions to the EPA's CCR Rule, and Item 1, Business — Environmental Matters — Climate Change — Executive Actions for a discussion of recent executive actions regarding climate change. Litigation may affect the timing and requirements of new regulatory proposals or may indirectly affect TVA, potentially even when TVA is not involved. Failure to comply with environmental requirements can result in enforcement actions and litigation, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or temporary or permanent closure of non-compliant facilities.

TVA may become subject to additional NERC requirements.

TVA is subject to federal reliability standards that are set forth by NERC and approved by FERC. TVA recognizes that reliability standards and expectations continue to become more complex and stringent for transmission systems. If TVA fails to comply with the mandatory reliability standards, TVA could be subject to increased compliance obligations. Complying with these or additional requirements set forth by NERC may require significant capital expenditures and may negatively affect TVA's cash flows, results of operations, and financial condition.

TVA could become subject to other federal legislation aimed specifically at curtailing TVA’s activities.

In addition to potential adverse impacts from changes to more general laws and regulations, because of TVA’s federal-entity status, TVA could become subject to laws or other restraints specifically aimed at TVA, including but not limited to the following examples.

Divestment or Forced Sale of TVA Assets. From time to time, federal officials have suggested that the federal government should either divest TVA or require TVA to sell some or all of its assets, including its transmission system. Either event could trigger change of control provisions in certain material contracts or covenants in TVA’s bond documents that concern the sale or disposal of a substantial portion of TVA’s power properties. See Item 2, Properties — Disposal of Property. TVA may then, among other things, be required to pay off debt more quickly than anticipated, be unable to access credit facilities, or both. Additionally, the loss of the transmission system could interfere with TVA’s operations and require TVA to contract for the transmission of electricity to customers, likely at a higher cost. These factors could negatively affect TVA’s operations, change the way it conducts such operations, and increase costs.

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

Loss of TVA’s Sole Authority to Set Rates. Under the TVA Act, the TVA Board has the sole authority to set the rates that TVA charges for electricity, and these rates are not subject to further regulation. This authority provides the TVA Board the flexibility to set rates at a level sufficient to generate adequate revenues to service TVA’s financial obligations, properly operate and maintain its assets, and provide for reinvestment in its power program. If the TVA Board were to lose this authority, or if such authority were to be restricted, such as through becoming subject to an external review process or other regulatory oversight, such an occurrence could result in material adverse impacts on TVA’s ability to meet financial obligations, operate its system in a manner that it considers most efficient or appropriate, or adapt its business to changing circumstances, and could potentially result in stranded costs.

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

Lowering of TVA’s Debt Ceiling. The TVA Act provides that TVA may issue Bonds in an amount not to exceed $30.0 billion outstanding at any time. On September 30, 2023, TVA had $19.5 billion of Bonds outstanding (not including non-cash items of foreign currency exchange gain of $109 million, unamortized debt issue costs of $41 million, and net discount on sale of Bonds of $85 million). Future federal legislation could lower TVA’s debt ceiling or broaden the types of financial instruments that are covered by the ceiling, thus inhibiting TVA’s ability to raise capital necessary for essential business functions or for investing in carbon free technologies.

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

CYBERSECURITY AND INFORMATION TECHNOLOGY RISKS

TVA’s facilities and information infrastructure may not operate as planned due to cyber threats to TVA’s assets and operations.

TVA’s operations are heavily computerized and include assets such as information technology and networking systems. As with all industries, the reliance on computerization and networking makes TVA a target for cyber attacks, and the risk of such attacks may increase as individual devices and equipment become accessible via the internet. TVA has been targeted by cyber attacks in the past and anticipates that it will be targeted in the future. These attacks may have been carried out, or in the future could be carried out, by individuals, groups, or nation states. TVA employs extensive cyber safeguards and works with industry specialists and relevant governmental authorities to deter, stop, or mitigate cyber attacks. Despite implementation of these security measures, TVA's facilities and information infrastructure may be subject to or vulnerable to disability, failures, or unauthorized access. Furthermore, as technology becomes more prevalent in energy infrastructure, TVA's infrastructure may be subject to increased cyber vulnerability in the future. Cyber attacks could come through one or more of a number of means, such as computer viruses, malicious or destructive code, phishing attacks, denial of service attacks, or ransomware. Cyber attacks may result in security breaches that may be detrimental to TVA's operations, including third parties' improperly accessing TVA's system and demanding ransom based on threats to expose sensitive data, including data from employees, customers, and financial parties, to gain operational control, or to expose security vulnerabilities specific to TVA’s facilities. In such a case, a cyber attack could compromise sensitive data, significantly disrupt operations, require additional expenditures for cybersecurity, negatively affect TVA’s cash flows, results of operations, financial condition, and reputation, and pose health and safety risks to TVA personnel and the customers and communities that TVA serves.

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

Cyber attacks on third parties or the failure of their technology infrastructure could interfere with or harm TVA.

Many third parties on which TVA relies for services, including for transferring funds to non-TVA entities or receiving delivery of products in the ordinary course of business, are heavily computerized and use assets such as information technology and networking systems. These providers' systems are susceptible to cybersecurity and data breaches and outages from fire, floods, power loss, telecommunications failures, physical attack, and similar events. If any of these third parties were to experience interferences from cyber attacks or significant system failures or outages, which events have occurred in the past and may occur again in the future, the services they provide TVA could be disrupted. This disruption could interfere with TVA’s ability to perform its obligations to others, transfer funds, obtain fuel or critical parts, supplies, or services, or make payments, which in turn could negatively affect TVA’s cash flows, results of operations, financial condition, and reputation. Additionally, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject TVA to further harm. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Safeguarding Assets — Cybersecurity for a discussion of recent cyber attacks on third parties.

The failure of TVA’s information technology systems could have adverse consequences to TVA.

TVA’s operations are dependent upon the proper functioning of its internal systems, including the information technology systems that support TVA’s underlying business processes. Any significant failure or malfunction of such information technology systems may result in disruptions of TVA’s operations. TVA relies on information technology systems, including the internet and cloud systems, to support a variety of business processes and activities and to store sensitive data. Some of TVA’s information technology systems may be dependent upon cloud service providers. These providers’ systems are susceptible to cybersecurity and data breaches and outages from fire, floods, power loss, telecommunications failures, security violations, and similar events. Failure to prevent or mitigate data loss from system failures or outages could materially affect the results of operations, financial condition, and cash flows of TVA.

The emergence of artificial intelligence technology could harm TVA.

TVA’s sensitive information may be subject to improper disclosure or fabrication by artificial intelligence (“AI”) and machine learning technologies on systems external to TVA, leading to compromises in cybersecurity. AI and machine learning technology may also be flawed, and data sets used in generative AI may be insufficient or contain biased, incorrect, or incomplete information. Additionally, the lack of governance and regulatory requirements for AI systems may make it difficult for TVA to create compliance standards for employee AI usage and may make the intellectual property ownership and license rights to certain information unclear. TVA could suffer reputational damage or face operational challenges as a result of any inconsistencies or flaws in the application of AI or machine learning technology.

OPERATIONAL RISKS

TVA may incur delays and additional costs in its major projects or may be unable to obtain necessary regulatory approval for them.

Among other projects, TVA is building new natural gas-fired generation facilities, seeking to improve the reliability and resiliency of its transmission system, undertaking repairs at certain hydroelectric facilities and dams, and closing some coal-fired plants and their supporting infrastructure.  These activities involve risks of overruns in the cost of labor and materials, as well as potential delays, in beginning or completing these repairs, closures, or other projects. Further cancellation or delay of projects related to these activities may adversely affect TVA's cash flows, financial condition, and results of operations. Such cancellation or delays may result from, among other things, changes in market conditions, changes in laws or regulations, lack of productivity, human error, supply chain challenges, regional health emergencies, and the failure to schedule activities properly, TVA's inability to obtain the necessary regulatory approvals or licenses, TVA's decision to cancel construction of a facility or cancel another type of project, including due to delays, cost overruns, or changes in customer preferences, or changes in requirements applicable to how TVA conducts construction, repair, or closure activities. Further, if projects are not completed according to specifications, TVA may suffer, among other things, delays in receiving licenses, reduced plant efficiency, reduced transmission system integrity and reliability, and higher operating costs.

TVA's determination of the appropriate mix of generation assets is based on assumptions that may prove inaccurate.

TVA has determined that its power generation assets should consist of a mix of nuclear, coal-fired, natural gas-fired, and renewable power sources, including hydroelectric. In making this determination, TVA took various factors into consideration, including the anticipated availability of its nuclear units, the availability of non-nuclear facilities, the forecasted cost of natural gas and coal, the forecasted demand for electricity, its carbon reduction aspirations, and environmental compliance including the expense of adding air pollution controls to its coal-fired units. If any of these assumptions materially change or are impacted by subsequent events, TVA's generation mix may not address its operational needs in the most efficient and cost-effective manner. Additionally, reallocating the mix of power generation assets from the planned mix may result in additional capital and operational expense. Furthermore, achieving TVA's carbon reduction aspirations may require TVA to make significant capital investments, including investments in new technologies. TVA may retire coal-fired and natural-gas fired generation facilities sooner than planned in order to meet carbon reduction aspirations, which also may require significant capital expenditures or additional power purchases, potentially causing an adverse effect on TVA's cash flows, results of operations, financial condition, and reputation.

TVA may not be able to meet its carbon reduction aspirations, which may result in additional capital expenditures or higher operating expense.

The achievement of TVA's carbon reduction aspirations, and its ability to maintain system reliability during the transition to cleaner forms of energy, is subject to numerous risks beyond TVA's control that are difficult to predict and may prevent TVA from timely achieving such aspirations. Occurrences that may prevent TVA from achieving its carbon reduction aspirations in a timely manner include, but are not limited to, the following:

•Federal law or policy could restrict TVA's ability to use natural gas or nuclear power, which are each essential for TVA to reduce its carbon emissions.
•TVA may not receive timely approval from federal and state regulators for construction and operation of new natural gas assets and attendant infrastructure (e.g., pipelines).
•TVA may have difficulty obtaining resources or labor needed to complete projects on time and within budget.
•Legal challenges may slow or restrict TVA's ability to replace coal generation with cleaner forms of energy. These challenges may, for instance, come in the form of direct legal challenges to TVA projects or through challenges to TVA's environmental reviews or TVA's attempts to obtain necessary licenses and permits.
•Potential delays in projects, along with now-anticipated load growth, may force TVA to rely on coal-fired generation more heavily, or longer, than it had previously projected.
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

Decommissioning Costs.  TVA maintains a Nuclear Decommissioning Trust ("NDT") for the purpose of providing funds to decommission its nuclear facilities.  The NDT is invested in securities generally designed to achieve a return in line with overall equity and debt market performance.  See Note 16 — Fair Value Measurements — Investment Funds for the NDT balance at September 30, 2023. TVA might have to make unplanned contributions to the NDT if, among other things:

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

Regulatory Risks. The NRC has broad authority to adopt regulations related to the licensing, operating, and decommissioning of nuclear generation facilities and may adopt regulations as a result of events that occur at nuclear facilities in the U.S. or throughout the world, such as the events that occurred at Fukushima in 2011. These regulations can result in significant restrictions or requirements on TVA.  To comply with existing, new, or modified regulations, TVA may be required to make substantial capital expenditures at its nuclear plants or make substantial contributions to the NDT.  In addition, if TVA were to fail to comply with requirements promulgated by the NRC, the NRC has the authority to impose fines, shut down units, or modify, suspend, or revoke TVA's operating licenses. Moreover, the NRC may not approve future requests from TVA to extend the operating licenses for its nuclear units.

Waste Disposal. TVA's nuclear operations produce various types of nuclear waste materials, including spent fuel. TVA has been storing the spent fuel in accordance with NRC regulations in anticipation that a final storage site for all such waste will be developed and put in operation by the U.S. government. If no such site is forthcoming or if no alternative disposal or reuse plan were developed, TVA might be required to arrange for the safe and permanent disposal of the spent fuel itself. Such a requirement would cause TVA to incur substantial expense, including substantial capital expenditures, and could cause TVA to change how it operates its nuclear plants.

Availability of Components.  Nuclear facilities require specialized components and access to intellectual property for operation. As the number of reliable suppliers of such components decreases and access to intellectual property is reduced, the availability of the components and access to the intellectual property also will likely decrease. If TVA were unable to secure either the original components, intellectual property, or replacements approved for use by the NRC, TVA might have to change how it conducts its operations, which may result in substantial expense. Further, limitations on global trade resulting from the Coronavirus Disease 2019 ("COVID-19") or limitations on global shipping could materially decrease the availability or increase the cost of necessary or desired equipment.

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

TVA operates coal-fired units which produce CCR as byproducts of the power production process. TVA contains its CCR in dedicated facilities operated by TVA. TVA has closed some of these facilities and is in the process of closing others. Many of these facilities do not have liners, as they were constructed prior to the requirement that such facilities be built with liners. TVA has been ordered by TDEC to undertake investigations at all CCR facilities in Tennessee. TVA has also been involved in litigation related to certain CCR facilities, and to resolve one such lawsuit, TVA agreed to remove or beneficially reuse significant amounts of CCR material at Gallatin Fossil Plant ("Gallatin"). TVA could be subject to similar litigation or orders in the future and could be required to restrict or stop the use of some or all CCR facilities that were not required to be closed by the CCR Rule or relocate CCR material to lined facilities. Further, TVA has decided to move all CCR material at Allen Fossil Plant rather than closing the CCR facilities in place as originally planned, and moving the CCR material subjects TVA to additional costs and transportation-related risks. TVA may change its closure plans at other facilities depending on the particular facts of each situation as well as new laws, regulations, orders, or interpretations, such as the EPA's recent interpretation of its CCR Rule that could create significant additional costs with implementing closure, subject to the completion of any required environmental investigations or studies and any required approval of appropriate state regulators. The ultimate resolution of matters relating to CCR obligations could have a material adverse effect on TVA's cash flows, results of operation, and financial condition.

Physical attacks, threats, or other interference could damage or interfere with TVA's facilities and operations.

TVA has an extensive generation and transmission system and supporting infrastructure that includes, among other things, TVA's generation facilities and transmission infrastructure such as substations, towers, and control centers. Some of TVA's hydroelectric facilities include navigation locks for commerce along the Tennessee River system. TVA also operates flood control dams and supporting infrastructure. Because of TVA's status as a government corporation and TVA's role as the primary power provider for its service territory, individuals, groups, or nation states may target TVA with physical attacks or threats of such attacks. Events such as war, armed conflicts, terrorist attacks, or similar disruptive events, may increase the risks of these attacks targeting critical infrastructure in the U.S.

Although TVA's operations are protected by automated monitoring systems, designated TVA business units (TVA Police and Emergency Management), TVA employees, local law enforcement, or a combination thereof, it may not be possible to effectively deter or prevent such attacks. These attacks could pose health and safety risks, significantly disable or destroy TVA assets, interfere with TVA's operations, result in additional regulatory or security requirements, increase the costs of nuclear licensing or compliance, and otherwise negatively affect TVA's cash flows, results of operations, and financial condition. In addition, following a physical attack or threat, TVA may incur increased costs for additional security measures, including additional physical plant security and security personnel, increased capability, or other necessary measures.

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

TVA's transmission facilities are directly interconnected with the transmission facilities of neighboring utilities and are thus part of the larger interstate power transmission grid.  Certain of TVA's generation and transmission assets are critical to maintaining reliability of the transmission system. Additionally, TVA uses certain assets that belong to third parties to transmit power and maintain reliability. Accordingly, problems at other utilities as well as at TVA's facilities, including disruptions or black-outs caused by an event such as a severe storm, generator or transmission facility outage on a neighboring system, or the actions of a neighboring utility, may cause interruptions in TVA's service to its customers, increase congestion on the transmission grid, or reduce service reliability.  The increasing contribution of intermittent sources of power, such as wind and solar, as well as the retirement of coal-fired plants, may place additional strain on TVA's system, and additional transmission upgrades may be required to maintain reliability. Upgrades may include enhancements to existing lines and substations or new installations as necessary to provide adequate power transmission capacity, maintain voltage support, and ensure generating plant and transmission system stability.

TVA's supplies of fuel, purchased power, or other critical items may be disrupted or obtained at a higher cost than planned.

TVA purchases coal, uranium, natural gas, fuel oil, and electricity from a number of suppliers. TVA contracts for conversion of uranium into nuclear fuel and purchases other items, such as anhydrous ammonia, liquid oxygen, or replacement parts that are critical to the operation of certain generation assets. TVA also purchases power from other power producers when the purchase of such power is appropriate due to economic opportunities or operational concerns. TVA's reliance on purchased power may increase if the demand for power suddenly increases in TVA's service territory, and purchased power may become more costly, or perhaps be unavailable, if the demand for power also increases in surrounding service territories. Examples of circumstances that may disrupt, or materially increase the cost of, the future delivery of fuel, purchased power, contracted services, or other critical supplies include but are not limited to cyber attacks; war or physical attacks, including the wars in Ukraine and Israel; political developments, international trade restrictions or tariffs, or legal actions; mine closures or reduced mine production; increase in demand for power by other power systems which reduces the amount of power that is available for purchase by TVA; increases in fuel exports; environmental regulations affecting TVA's suppliers; or transportation or delivery constraints, including the failure of suppliers to timely deliver the services or supplies to TVA at budgeted costs due to force majeure events, shortages of raw materials, supply chain difficulties, increased cost of components and labor, strikes or work stoppages, inflation, availability of personnel being impacted by regional health emergencies, or similar events.

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

FINANCIAL, ECONOMIC, AND MARKET RISKS

TVA could have to make significant future contributions to fund its qualified pension plan, and the increasing costs of the plan and employee benefits could adversely affect TVA's results of operations, financial condition, or cash flows.

On September 30, 2023, TVA's qualified pension plan had assets of approximately $8.1 billion compared to liabilities of approximately $10.1 billion.  The plan is mature with approximately 22,000 retirees and beneficiaries receiving benefits of approximately $750 million per year. The costs of providing benefits depend upon a number of factors, including, but not limited to, provisions of the plan; changing experience and assumptions related to terminations, retirements, and mortality; rates of increase in compensation levels; rates of return on plan assets; discount rates used in determining future benefit obligations and required funding levels; optional forms of benefit payments selected; future government regulation; and levels of contributions made to the plan.

The pension plan covers substantially all of TVA's full-time annual employees hired prior to July 1, 2014. Although the plan has been frozen to new participants since July 1, 2014, TVA's payment obligation under the pension plan is substantial, and changes in any one or more of these factors could cause TVA's benefit expenditures under the plan to increase and significantly exceed TVA's planned contributions.  Unfavorable financial market conditions, including those arising from inflation and changes in interest rates, may cause lower-than expected rates of return on plan assets, loss in value of the investments, and lower discount rates used in determining future benefit obligations.  These changes would negatively impact the funded status of the plan and may require TVA to make contributions in excess of the amounts planned. In addition to the costs of the plan, the costs of providing health care benefits to TVA's employees and retirees have increased in recent years. Additional contributions to the plan and absorption of additional costs for the pension plan, health care plans, and other employee benefits would negatively affect TVA's cash flows, results of operations, and financial condition.

TVA’s reliance on debt markets may make TVA more vulnerable to being unable to meet cash requirements than private utilities that can issue equity securities.

TVA uses cash provided by operations together with proceeds from power system financings to fund its current cash requirements. TVA's power system financings consist primarily of the sale of Bonds and secondarily of alternative forms of financing, such as lease arrangements. It is critical that TVA continue to have access to the debt markets in order to meet its cash requirements. The importance of having access to the debt markets is enhanced by the fact that TVA, unlike most utilities, relies almost entirely on debt capital, since as a governmental instrumentality, TVA cannot issue equity securities. TVA’s access to the debt markets could be negatively impacted by market disruptions, including disruptions that result from systemic risks to the banking system and the financial markets. Moreover, rapid increases in interest rates beyond planning levels, especially as financing needs are increasing, or disruptions in the market due to rapid changes in interest rates, could impact TVA's cost of funds or ability to raise funds to meet cash needs.

TVA's debt ceiling may limit TVA's ability to carry out its business in the event that TVA were to approach or reach it.

Approaching or reaching the debt ceiling may negatively affect TVA's business by limiting TVA's ability to access capital markets and by increasing the amount of debt TVA must service without new debt capital. This occurrence may restrict TVA's ability to raise debt capital to acquire new power program assets or maintain existing ones, to carry out upgrades or improvements to existing assets or build new ones, to purchase power under long-term PPAs, or to meet regulatory requirements.  In addition, approaching or reaching the debt ceiling may lead to increased legislative or regulatory oversight of TVA's activities and could lead to negative rating actions by credit rating agencies. Operating at higher balances of Bonds subject to the $30.0 billion debt limit reduces TVA's financial flexibility for using financing to handle emergencies or other rapid cash funding needs, and increases operational risks in management of the portfolio of Bonds subject to the debt limit.

TVA, together with owners of TVA securities, may be impacted by downgrades of TVA's credit ratings.

TVA’s current credit ratings are not based solely on its underlying business or financial condition but are based to a large extent on TVA's status as a wholly-owned government corporation and the legislation that defines TVA’s business structure. Key characteristics of TVA’s business defined by legislation include (1) the TVA Board's ratemaking authority; (2) the current competitive environment, which is defined by the fence and the anti-cherrypicking provision; and (3) TVA’s status as a corporate agency and instrumentality of the United States. If Congress takes any action that effectively alters any of these characteristics, TVA's credit ratings could be downgraded. Although TVA Bonds are not obligations of the United States, TVA, as a corporate agency and instrumentality of the United States, may be impacted by a downgrade of the United States’ sovereign credit ratings. Such a downgrade has and could again in the future, among other things, lead to a downgrade of TVA’s credit rating. Additionally, future events that may negatively impact TVA’s financial condition or reputation, including those discussed elsewhere in these Risk Factors, may lead to downgrades of TVA’s credit ratings, and the criteria used by the credit rating agencies to assign ratings could be changed at any time, which could result in changes to TVA’s ratings. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity— Debt Securities for a discussion of a recent downgrade of TVA's credit rating by Fitch Ratings.

Downgrades of TVA’s credit ratings, particularly downgrades related to TVA-specific factors, may have material adverse effects on TVA’s cash flows, results of operations, and financial condition, as well as on investors in TVA securities. Among other things, a downgrade could increase TVA’s interest expense by increasing the interest rates that TVA pays on new debt securities that it issues. Such an increase may reduce the amount of cash available for other purposes, which may require TVA to borrow more, to reduce other expenses or capital investments, or to increase power rates. A downgrade may also result in TVA’s having to post collateral under certain physical and financial contracts that contain ratings triggers. A downgrade below a contractual threshold may specifically prevent TVA from borrowing under four credit facilities totaling $2.7 billion or posting letters of credit as collateral under these facilities. As of September 30, 2023, there were $535 million of letters of credit outstanding under these facilities. If TVA were no longer able to post letters of credit as collateral, TVA would likely have to post cash as collateral, which would negatively affect TVA’s liquidity.

Further, a downgrade may lower the price of TVA securities in the secondary market, thereby negatively impacting investors who sell TVA securities after the downgrade and diminishing the attractiveness and marketability of TVA securities in the secondary market as well as new TVA debt securities.

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

Demand for electricity could significantly decline, change, or increase, and any of these scenarios could negatively affect TVA's cash flows, results of operations, and financial condition.

The fence limits the area in which TVA or LPCs that distribute TVA power may provide power. Accordingly, TVA is limited in its ability to replace or attract new customers to offset reduced demand for electricity among its existing customers. Some of the factors that could reduce, change, or increase the demand for electricity include, but are not limited to, the following:

Economic Downturns or Recessions.  Uncertainty in the macroeconomic environment, including the effects of increased inflationary pressures and interest rates, potential economic downturns or recessions, geopolitical pressures, and pandemics and regional health emergencies, could have adverse effects on the U.S. and global economies that may indirectly impact TVA’s financial condition and results of operations due to the nature of TVA’s business.

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

Loss of Customers. TVA could lose customers if customers were to choose another utility to meet some or all of their power needs where available, pursue self-generation to meet some or all of their power needs, or move their operations outside of TVA's service territory. As of September 30, 2023, TVA had wholesale power contracts with 153 LPCs, and 89 LPCs had entered into Power Supply Flexibility Agreements with TVA that allow the LPCs to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in August 2023 which permit projects to be located anywhere in TVA's service area, either connected to the LPC distribution system or TVA's transmission system, and makes it easier for LPCs to partner in projects. A significant portion of TVA's total operating revenues is concentrated in a small number of these LPCs. The loss of customers could have a material adverse effect on TVA's cash flows, results of operations, or financial condition, and could result in higher rates, especially because of the difficulty in replacing customers because of the fence. A significant loss of customers could also impact investor confidence, resulting in TVA paying higher interest rates on its securities.

Change in Demand for Electricity Generated from Renewable Sources.  TVA has been adapting its generation mix to account for the growing preference for electricity generated by renewable sources, such as solar or wind. Demand by customers for power that is largely or exclusively generated from renewable sources may currently or in the future exceed TVA's ability to produce such power or to maintain reliability consistent with customer expectations, and TVA might be compelled to change how it operates and may incur additional expense in meeting this demand.

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

Change in Demographic Conditions. Demographic conditions such as population changes, job and income growth, housing starts, new business formation, inflation, and the overall level of economic activity or development may affect customer growth, customer usage, and the overall demand for power. Increases in the demand for power may require TVA to build additional generation facilities and/or rely more heavily on purchased power, either of which could negatively affect TVA's cash flows, results of operations, and financial condition. A lack of growth, or decline, in the number of customers or in customer demand for power may cause TVA to fail to fully realize the anticipated benefits from significant investments and expenditures and could negatively impact TVA’s growth, business, financial condition, results of operations, cash flows, and prospects.

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

TVA could lose its competitive edge if it fails to keep up with changes in technology.

TVA’s competitive position could be impacted if TVA is unable to deploy new technology in a cost effective and competitive manner. This process of enhancing or replacing TVA’s technology infrastructure involves significant development and implementation costs to keep pace with changing technologies and customer demand. If TVA fails to successfully implement critical technology infrastructure, or if it does not provide the anticipated benefits or meet customer demands, such failure could negatively affect TVA’s business strategy as well as impact its results of operations, financial position, and cash flows. Additionally, TVA may fail to fully capitalize on new technology due to cybersecurity risk aversion or unique regulations applicable to TVA, leading to a loss in competitive edge or inability to efficiently solve future problems.

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

Investment Price Risk.  TVA is exposed to investment price risk in its NDT, Asset Retirement Trust ("ART"), pension plan, Supplemental Executive Retirement Plan ("SERP"), Deferred Compensation Plan ("DCP"), and Restoration Plan ("RP").  If the value of the investments held in the NDT or the pension fund were to either decrease or fail to increase in accordance with assumed rates of return, TVA may be required to make substantial contributions to these funds. In addition, although TVA is not required to make contributions to the ART, it may choose to do so, particularly if TVA's estimates of its non-nuclear asset retirement obligation liabilities were to increase. TVA may also choose to make contributions to the SERP, DCP, and RP from time to time.

Interest Rate Risk.  Changes in interest rates may, variably, increase the amount of interest that TVA pays on new Bonds that it issues, decrease the return that TVA receives on short-term investments, decrease the value of the investments in the NDT, ART, pension fund, SERP, DCP, and RP, increase the amount of collateral that TVA is required to post in connection with certain of its derivative transactions, increase the losses on the mark-to-market valuation of certain derivative transactions into which TVA has entered, or some combination of these.

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

Currency Exchange Rate Risk.  Over the next several years, TVA expects to spend a significant amount of capital on various projects. A portion of this amount may be spent on contracts that are denominated in one or more foreign currencies. TVA's two issues of Bonds denominated in British pounds sterling are hedged by currency swap agreements. The value of the U.S. dollar compared with other currencies has fluctuated widely in recent years, including as a result of changes in political and economic conditions. If not effectively managed, foreign currency exposure could negatively impact TVA's counterparty risk, cash flows, results of operations, and financial condition.

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

Further, certain investors and underwriters use the environmental impact or sustainability of a company or industry as a criterion for deciding whether to invest in that company or industry. TVA's use of fossil fuels, among other things, could lead such investors or underwriters to not purchase TVA Bonds or reduce the attractiveness of TVA Bonds as compared to other investments, thereby limiting the market for TVA Bonds. Moreover, some investors may no longer be able to hold TVA securities after specified dates if TVA's performance on certain metrics fails to meet investor requirements on metrics such as the carbon intensity, carbon emissions, or operation of thermal coal-fired or natural gas-fired assets.

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

TVA's business depends on its ability to recruit and retain key executive officers as well as skilled professional and technical employees.  Labor is subject to external factors that are beyond TVA's control, including the highly competitive market for skilled workers and leaders, inflation, regional health emergencies, and workforce participation rates. The inability to attract and retain an appropriately qualified, diverse, and inclusive workforce could adversely affect TVA's ability to, among other things, operate and maintain generation and transmission facilities, complete large construction projects, and successfully implement its continuous improvement initiatives. If Congress were to reduce the salary of TVA's CEO or otherwise amend TVA's compensation philosophy, TVA's ability to attract and retain key executives or other employees may be compromised.

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

Under the TVA Act, a quorum of the TVA Board is five members. Becoming a member of the TVA Board requires confirmation by the U.S. Senate following appointment by the President. This process has been and could again in the future be subject to extended delays. The President may remove TVA Board members, and the TVA Board members may resign or otherwise leave office before a successor is commissioned. As a result, a delay in the appointment or confirmation of directors, or the removal of directors by the President, can threaten the TVA Board's quorum. The TVA Board is responsible for, among other things, establishing the rates TVA charges for power as well as TVA's long-term objectives, policies, and plans.  Accordingly, the loss of a quorum for an extended period of time would impair TVA's ability to change rates and to modify these objectives, policies, and plans.  Such an impairment would likely have a negative impact on TVA's ability to respond to significant changes in technology, the regulatory environment, or the industry overall and, in turn, negatively affect TVA's cash flows, results of operations, financial condition, and reputation. The TVA Board currently has nine members.

RISKS RELATED TO THE ENVIRONMENT AND CATASTROPHIC EVENTS

Weather conditions may hamper TVA's ability to supply power or negatively impact net revenue, and weather conditions may cause customers' demand for power to exceed TVA's then-present power supply capabilities.

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
•Changes in the climate may make, or may be making, such shifts in weather more common or extreme. Climate change may cause catastrophic events like droughts, floods, wildfires, heat waves, and snow or ice storms to occur more frequently in the Tennessee Valley region. In response, TVA may be required to, among other things, change its generation mix or change how it conducts its operations.
•Extreme weather conditions or damage resulting from storms or other catastrophic events could stress TVA's transmission and distribution systems, communication systems, and technology, including information technology, resulting in increased restoration, maintenance, and capital costs and reduced reliability.

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

TVA's cash flows, results of operations, and financial condition may be adversely affected, either directly or indirectly, by catastrophic events such as fires, earthquakes, explosions, solar events, electromagnetic pulses, geomagnetic disturbances, droughts, floods, hurricanes, tornadoes, polar vortexes, icing events, pipeline explosions, or other casualty events, wars, national emergencies, terrorist activities, pandemics or epidemics, widespread public health crises, geopolitical conflicts, or other similar destructive or disruptive events.  These events, the frequency and severity of which are unpredictable, may, among other things, limit or disrupt TVA's ability to generate and transmit power; lead to legislative or regulatory changes that affect the construction, operation, and decommissioning of nuclear units and the storage of spent fuel; limit or disrupt TVA's ability to provide flood control and river management; reduce the demand for power; disrupt fuel or other supplies; require TVA to produce additional tritium; cause or exacerbate an economic downturn; require TVA to make substantial capital investments for repairs, improvements, or modifications; negatively affect the cost or availability of insurance; or cause or exacerbate instability in the financial markets.

These destructive or disruptive events may present special risks to TVA’s nuclear plants. If public opposition to nuclear power were to make operating nuclear plants less feasible as a result of any of these events, TVA may be forced to shut down its nuclear plants.  This would make it substantially more difficult for TVA to obtain greater amounts of its power supply from low or zero carbon emitting resources and to replace its generation capacity when faced with retiring or idling certain coal-fired units.  Additionally, some studies have predicted that climate change may cause catastrophic events, such as heat waves, droughts, and floods, to occur more frequently or with greater intensity in the Tennessee Valley region, which could adversely impact TVA.

ACCOUNTING AND FINANCIAL REPORTING RISKS

TVA's financial control system cannot guarantee that all control issues and instances of fraud or errors will be prevented or detected.

No financial control system, no matter how well designed and operated, can provide absolute assurance that the objectives of the control system will be met, and no evaluation of financial controls can provide absolute assurance that all control issues and instances of fraud or errors can or will be prevented or detected.  The design of any system of financial controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

TVA's financial condition and results of operations are largely dependent on the extent to which it can implement its business strategy successfully. TVA's strategy includes maintaining low rates, aligning operations and maintenance costs with revenues, being responsible stewards, living within its means, meeting reliability expectations, and providing a balanced portfolio, in light of TVA's strategic priorities. The strategic priorities are Powerful Partnerships, People Advantage, Operational Excellence, Igniting Innovation, and Financial Strength. This strategy is subject to business, economic, and competitive uncertainties and contingencies, many of which are beyond TVA’s control. Such uncertainties include customer energy-efficiency programs that are designed to reduce energy demand; energy-efficiency efforts by customers not related to TVA’s energy-efficiency programs; increased customer use of DER, such as solar panels and other technologies, as well as the use of energy storage technologies; and macroeconomic factors impacting economic growth or contraction within TVA’s service territory, which could affect energy demand. If TVA is unable to successfully implement its business strategy, TVA’s financial condition and results of operations could be negatively affected. See Item 1, Business — Environmental Matters and Human Capital Management, Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges, and Part III, Item 11, Executive Compensation — Compensation Discussion and Analysis for additional information regarding TVA's strategic objectives.

TVA's cost reduction efforts may not be successful.

TVA is undertaking a cost optimization project to partially offset cost increases expected for the years 2024 through 2026, and achieving this may prove challenging, particularly if inflation rates remain high. The failure to achieve or maintain cost reduction targets could adversely affect TVA's rates, reputation, cash flows, results of operations, and financial condition. Moreover, if TVA fails to limit rate increases as provided in the long-term Partnership Agreements, participating LPCs can terminate the Partnership Agreements.

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

As with any company, TVA's reputation is a vital element of its ability to effectively conduct its business.  TVA's reputation could be harmed by a variety of factors, including failure of a generating asset or supporting infrastructure; failure to effectively manage land and other natural resources entrusted to TVA; real or perceived violations of environmental regulations, including those related to climate change; real or perceived issues with TVA's safety culture or work environment; inability to meet its human capital management goals; inability to meet its carbon reduction aspirations; inability to keep its electricity rates stable; involvement in a class-action or other high-profile lawsuit; significant delays in construction projects; occurrence of or responses to cyber attacks or security vulnerabilities; acts or omissions of TVA management or acts or omissions of a contractor or other third-party working with or for TVA, which actually or perceivably reflect negatively on TVA; measures taken to offset reductions in demand or to supply rising demand; or a significant dispute with one of TVA's customers.

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

ITEM 1C.  CYBERSECURITY

Not applicable.

ITEM 2.  PROPERTIES

TVA holds personal property in its own name but holds real property as agent for the U.S.  TVA may acquire real property as an agent of the U.S. by negotiated purchase or by eminent domain.

Generating Properties

At September 30, 2023, TVA-operated generating assets consisted of seven nuclear units, 24 active coal-fired units, 89 simple-cycle units (84 active units and five idled units), one cogeneration unit, 14 combined-cycle power blocks, 109 conventional hydroelectric units (106 active units and three units in long-term outage and unavailable for service), four pumped-storage hydroelectric units, five diesel generator units, and nine operating solar installations.  As of September 30, 2023, four of the combined-cycle power blocks were leased to special purpose entities ("SPEs") and leased back to TVA under long-term leases. See Note 11 — Variable Interest Entities and Note 14 — Debt and Other Obligations — Lease/Leasebacks. In addition, TVA is leasing the three Caledonia combined-cycle power blocks under a long-term lease. For a discussion of these assets, see Item 1, Business — Power Supply and Load Management Resources.

Net Capability

Net capability is defined as the ability of an electric system, generating unit, or other system component to carry or generate power for a specified time period. It does not include real-time bulk electrical system operating constraints such as transmission line loading limitations, fuel availability such as coal, gas, and seasonal river reservoir levels, fuel blend, severe weather events, environmental and/or other regulatory constraints, transmission system outages, generator outages, or generator derates. Summer net capability as presented in the table below reflects the expected output of individual resources at TVA’s anticipated summer demand peak. The summation of those individual resources does not include the real-time bulk electrical system operating constraints previously noted. See also Item 1A, Risk Factors — Operational Risks and Risks Related to the Environment and Catastrophic Events.

In addition to the TVA-operated generating facilities presented in the table below, TVA also has 8,471 MWs of operating capacity available through PPAs. At September 30, 2023, these contracts were comprised of 3,061 MWs of renewable PPAs and 5,410 MWs of nonrenewable PPAs. The summation of TVA's PPAs under contract does not include real-time operating constraints, such as intermittency of renewable resources associated with weather or other factors. See Item 1, Business — Power Supply and Load Management Resources — Power Purchase and Other Agreements for information on TVA's renewable and nonrenewable power purchase contracts by resource type and location.

    The following table summarizes TVA's summer net capability in MW at September 30, 2023:

SUMMER NET CAPABILITY At September 30, 2023
Source of Capability	Location	Number of Units	Summer Net Capability (MW)	Date First Unit Placed in Service (CY)	Date Last Unit Placed in Service (CY)
TVA-Operated Generating Facilities
Nuclear
Browns Ferry	Alabama	3	3,662	1974	1977
Sequoyah	Tennessee	2	2,292	1981	1982
Watts Bar	Tennessee	2	2,278	1996	2016
Total Nuclear		7	8,232
Coal-Fired
Cumberland	Tennessee	2	2,470	1973	1973
Gallatin	Tennessee	4	976	1956	1959
Kingston	Tennessee	9	1,298	1954	1955
Shawnee	Kentucky	9	1,071	1953	1955
Total Coal-Fired		24	5,815
Natural Gas and/or Oil-Fired(1)(2)
Simple-Cycle Combustion Turbine
Allen(3)	Tennessee	20	287	1971	1972
Brownsville	Tennessee	4	438	1999	1999
Colbert	Alabama	11	1,041	1972	2023
Gallatin	Tennessee	8	580	1975	2000
Gleason	Tennessee	3	455	2000	2000
Johnsonville	Tennessee	19	1,028	1975	2000
Kemper	Mississippi	4	292	2002	2002
Lagoon Creek	Tennessee	12	884	2001	2002
Marshall County	Kentucky	8	592	2002	2002
Subtotal Simple-Cycle Combustion Turbine		89	5,597
Combined-Cycle Combustion Turbine
Ackerman(4)	Mississippi	1	713	2007	2007
Allen(5)	Tennessee	1	1,106	2018	2018
Caledonia(6)	Mississippi	3	819	2003	2003
John Sevier(7)	Tennessee	1	871	2012	2012
Lagoon Creek(8)	Tennessee	1	596	2010	2010
Magnolia	Mississippi	3	951	2003	2003
Paradise(9)	Kentucky	1	1,100	2017	2017
Southaven	Mississippi	3	802	2003	2003
Subtotal Combined-Cycle Combustion Turbine		14	6,958
Co-Generation
Johnsonville	Tennessee	1	83	1975	2000
Total Natural Gas and/or Oil-Fired		104	12,638
Hydroelectric
Conventional Plants	Alabama	36	1,159	1925	1962
	Georgia	2	37	1931	1956
	Kentucky	5	225	1944	1948
	North Carolina	6	473	1940	1956
	Tennessee(3)(10)	60	1,845	1912	1972
Pumped-Storage(11)	Tennessee	4	1,700	1978	1979
Total Hydroelectric		113	5,439
Diesel Generator
Meridian	Mississippi	5	9	1998	1998
TVA Non-hydro Renewable Resources(12)			1
TVA Other Nonrenewable Resources(12)			5
Total TVA-Operated Generating Facilities Summer Net Capability			32,139
Notes
(1) See Generating Properties above for a discussion of TVA-operated natural gas and/or oil-fired facilities subject to leaseback and long-term lease arrangements.
(2) As of September 30, 2023, 137 MW of peak firing short-term capability of simple-cycle combustion turbine units was not operational and would require additional investment for dependable use; therefore, this short-term capability is not presented in the table above.
(3) As of September 30, 2023, TVA had five idled units at Allen Combustion Turbine Facility (Units 2, 3, 11, 17, and 18) and three units that were in long-term outage and unavailable for service at Wilbur Hydroelectric Facility (Units 1-3). These units are included in their respective locations in the table above; however, the capability from these units is excluded.
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
(10) Includes 86 MW of summer net capability associated with Hiwassee Hydro Unit 2. See Item 1, Business — Power Supply and Load Management Resources — Renewable Energy Resources — Conventional Hydroelectric Dams.
(11) See Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage for a discussion of Raccoon Mountain Pumped-Storage Plant.
(12) TVA owns approximately one MW of renewable solar capability among nine operating solar installations, and Allen Combined Cycle Facility has five MW of nonrenewable biomass capability.

Transmission Properties

TVA's transmission system interconnects with systems of surrounding utilities and, at September 30, 2023, consisted primarily of approximately 2,500 circuit miles of 500 kilovolt, 11,900 circuit miles of 161 kilovolt, and 1,900 circuit miles of other voltage transmission lines; 5,113 miles of fiber optic lines; 573 transmission substations, power switchyards, and switching stations; and 1,355 customer connection points (customer, generation, and interconnection).

Natural Resource Stewardship Properties

    TVA operates and maintains 49 dams and manages approximately 11,000 miles of reservoir shoreline, 293,000 acres of reservoir land, 650,000 surface acres of reservoir water, and approximately 100 public recreation areas throughout the Tennessee Valley, including campgrounds, day-use areas, and boat launching ramps.

Additionally, TVA manages over 150 agreements for commercial recreation (such as campgrounds and marinas). As part of its stewardship responsibilities, TVA approval is required to be obtained before any obstruction affecting navigation, flood control, or public lands can be constructed across, along, or in the Tennessee River and its tributaries. These public lands and waters managed by TVA provide both conservation and sustainable recreation.

Buildings

    TVA has buildings and structures located throughout its service area to support TVA's mission of service. These buildings and structures include generation and transmission facilities, corporate offices, customer service centers, power service centers, warehouses, visitor centers, and crew quarters. Two significant buildings are its Knoxville Office Complex and the Chattanooga Office Complex ("COC") in Tennessee.

TVA engages in ongoing Tennessee Valley-wide real property portfolio evaluations of buildings, structures, and land as part of the strategic real estate program, which focuses on reducing cost, right-sizing the portfolio, and aligning real estate holdings with TVA's strategic direction. In addition, TVA continues to operate in a hybrid work environment for those who do not have to be physically present at a TVA facility. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Real Property Portfolio.
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

For a discussion of Legal Proceedings involving TVA, see Note 22 — Commitments and Contingencies — Legal Proceedings, which discussion is incorporated by reference into this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  RESERVED
Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Tennessee Valley Authority ("TVA"), its financial condition, results of operations, and cash flows, and its present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, TVA's consolidated financial statements and the accompanying notes thereto contained in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the "Annual Report"). See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission ("SEC") on November 15, 2022, for a discussion of variance drivers for the year ended September 30, 2022, as compared to the year ended September 30, 2021. The MD&A includes the following sections:

•Business and Mission — a general description of TVA's business, objectives, strategic priorities, and core capabilities;

•Executive Overview — a general overview of TVA's activities and results of operations for 2023;

•Results of Operations — an analysis of TVA's consolidated results of operations for 2022 and 2023;

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

Business and Mission

Business

TVA operates the nation's largest public power system. At September 30, 2023, TVA had 60 directly served customers, which include seven federal agency customers, and 153 local power company customers ("LPCs") that serve approximately 10 million people in parts of seven southeastern states.  TVA generates nearly all of its revenues from the sale of electricity, and in 2023 revenues from the sale of electricity totaled $11.9 billion.  As a wholly-owned agency and instrumentality of the United States ("U.S."), however, TVA differs from other electric utilities in a number of ways:

•TVA is a government corporation.

•The area in which TVA sells power is limited by the Tennessee Valley Authority Act of 1933, as amended, (the "TVA Act"), under a provision known as the "fence"; however, another provision of federal law known as the Anti-Cherrypicking Amendment ("ACPA") generally protects TVA from being forced to provide access to its transmission lines to others for the purpose of delivering power to customers within substantially all of TVA's defined service area.

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

Accelerate the impact of inclusion with diversity within TVA and the communities TVA serves	Nation’s top nuclear fleet by 2025	Maintain financial health while funding TVA's energy transition	Enhance TVA's role as a community leader and trusted partner	Advance energy transformation in the Tennessee Valley through innovation
Deliver an enterprise talent strategy that will bring TVA's business priorities to life	Evolve TVA's reliable and clean energy supply into the energy system of the future	Balance commitments and obligations	Engage and attract economic development opportunities and support the Tennessee Valley's energy transition	Establish a focused innovation framework and mindset
Cultivate a positive employee experience to heighten workforce engagement and performance as TVA works everywhere to serve	Lead the industry in reliable, resilient, cost-effective carbon reduction	Develop long-term business model	Champion the unique value of the Tennessee Valley public power model
	Advance TVA's grid capabilities to meet the reliability, resiliency, and flexibility needs of the future		Meet resource and environmental stewardship commitments

    TVA's mission sets the stage for its strategic planning process that includes strategic objectives, initiatives, and scorecards for performance designed to provide clear direction for improving TVA's core business.

Linking the Mission to Performance

      TVA has formulated key performance measures to support its strategic priorities. The intent of these measures is to align employees to TVA's mission by focusing its collective efforts on operational excellence, fiscal responsibility, economic development, and environmental stewardship.  The measures are designed to promote teamwork, encourage high performance behaviors, and motivate TVA employees to achieve goals aligned with TVA's mission and values.  The 2023 corporate results compared with targets for these key measures are reflected in the chart below. TVA has not yet established performance measures for 2024.  See Part III, Item 11, Executive Compensation — Compensation Discussion and Analysis for information regarding how the measures are calculated.

2023 Corporate Measure	Weight	Actual	Threshold	Target	Stretch
TVA total spending ($ millions)	40%	$6,168	$6,757	$6,560	$6,362
Load not served (system minutes)	30%	3.1	4.5	3.9	3.2
Annualized nuclear online reliability loss factor (%)	15%	1.53%	3.14%	2.00%	1.26%
Combined cycle equivalent availability factor (%)	10%	83.9%	78.6%	83.6%	89.0%
Coal equivalent availability factor (%)	5%	74.8%	58.8%	63.8%	73.3%

Executive Overview

TVA's operating revenues were $12.1 billion and $12.5 billion for the years ended September 30, 2023 and 2022, respectively. Operating revenues decreased for the year ended September 30, 2023 as compared to the prior year, primarily as a result of lower sales volume and lower fuel rates. The decreased sales volume was driven by overall milder weather during 2023. Although TVA sustained several days of single-digit temperatures and experienced record-setting demand as a result of Winter Storm Elliott in late December 2022, these impacts were more than offset by TVA experiencing milder weather during the remainder of 2023. The lower fuel rates were primarily due to lower natural gas prices.

    Total operating expenses increased $231 million for the year ended September 30, 2023 as compared to the prior year. Operating and maintenance expense increased $386 million for the year ended September 30, 2023, primarily due to increases in payroll and benefit costs, expenditures related to TVA's New Nuclear Program, outage and contract labor expense, and post-employment benefit expense. Depreciation and amortization expense increased $159 million as compared to the prior year primarily driven by an increase in depreciation expense associated with the retirements of Cumberland and Bull Run and an increase in amortization expense of decommissioning costs. These increases were partially offset by a $288 million decrease in purchased power expense primarily due to lower demand for energy due to overall milder weather and higher availability of nuclear generation.
In the second quarter of 2023, TVA documented its final decision to retire the two coal-fired units at Cumberland Fossil Plant ("Cumberland"). TVA is working on the replacement generation for the first unit at Cumberland with a 1,450 megawatts ("MW") combined cycle plant that is expected to be operational by the end of CY 2026. The second unit is scheduled to be retired by the end of CY 2028, and in May 2023, TVA published the notice of intent to conduct an environmental impact statement ("EIS") to study potential environmental impacts associated with the proposed construction and operation of facilities to replace part of that generation. Pre-commercial plant operations began on Colbert Combustion Turbine Units 9-10 in June 2023 and on Colbert Combustion Turbine Unit 11 in early July 2023, and all units became operational on July 25, 2023. In addition, pre-commercial plant operations began on Paradise Combustion Turbine Units 5-7 in the first quarter of 2024. See Key Initiatives and Challenges — Optimum Energy Portfolio — Coal-Fired Fleet and Natural Gas-Fired Units below.
Winter Storm Elliott brought historic winter storm conditions across the majority of the United States, including the TVA service area. Rain followed by extreme cold weather and wind also created operational challenges, including the failure of several generating facilities to operate as planned and challenges in purchasing and importing generation from neighboring markets. TVA implemented emergency operation plans previously established with its LPCs and direct serve customers, including load reduction directives to LPCs which resulted in rolling outages, to ensure the overall stability of the power grid. TVA has conducted a review of the actions taken both before and during the event to prepare for future needs and challenges. See Key Initiatives and Challenges — Operational Challenges — Winter Storm Elliott.
TVA's economic development efforts, reliability, and competitive rates continued to help attract or expand businesses and industries in the Tennessee Valley. These companies announced projected capital investments of $9.2 billion and are expected to create 12,276 jobs and retain 46,135 jobs. These amounts are forward-looking and are subject to various uncertainties. Amounts may differ materially based upon a number of factors, including, but not limited to, economic downturns or recessions. See Forward-Looking Information and Part I, Item 1A, Risk Factors for a discussion of additional factors, and see Part I, Item 1, Business — Economic Development Activities for definitions of "new jobs" and "retained jobs."

Results of Operations

Sales of Electricity

Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 157,311 million and 162,608 million kilowatt hours ("kWh") for 2023 and 2022, respectively. The total sales of electricity in 2023 includes 99 million kWh of pre-commercial generation at Colbert Combustion Turbine Units 9-11. TVA sells power at wholesale rates to LPCs that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

The following chart compares TVA's sales of electricity by customer type for the years ended September 30, 2023 and 2022:

Sales of Electricity
For the years ended September 30
(millions of kWh)

The following charts show a breakdown of TVA's energy load:

Total Energy Load
Medium Commercial
& Industrial
(>1MW): 7%
Small Commercial
& Industrial
(<1MW): 24%
Large
Industrial
(>5MW): 29%
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

	Degree Days
	Variation from Normal						Change from Prior Period
	2023	Normal	Percent Variation	2022	Normal(1)	Percent Variation	Percent Change
Heating Degree Days	2,774	3,132	(11.4)%	3,031	3,132	(3.2)%	(8.5)%

Cooling Degree Days	1,634	1,824	(10.4)%	1,974	1,824	8.2%	(17.2)%
Note
(1) The prior period degree day information was adjusted in 2023 in order to incorporate a change in TVA's current calculation of normal weather. TVA now calculates based on a 20-year period of weather history (CYs 2001-2020), and this period will be updated every five years.

Sales of electricity decreased approximately three percent for the year ended September 30, 2023, as compared to the same period of the prior year. The decreased sales volume was driven by overall milder weather during 2023 as compared to 2022, which resulted in a 17 percent decline in cooling degree days. Although Winter Storm Elliott brought cold temperatures and record-setting demand to the Tennessee Valley region in late December 2022, these impacts were more than offset by TVA experiencing milder weather during the remainder of 2023.

For LPCs, sales of electricity decreased primarily due to the weather impacts. For industries directly served, sales of electricity decreased across the majority of sectors, primarily resulting from changes in the economy and respective industry sectors and business-specific factors.

Financial Results

    The following table compares operating results for 2023 and 2022:

Summary Consolidated Statements of Operations For the years ended September 30 (in millions)
	2023	2022	Change	Percent Change
Operating revenues	$12,054	$12,540	$(486)	(3.9)%
Operating expenses	10,360	10,129	231	2.3%
Operating income	1,694	2,411	(717)	(29.7)%
Other income, net	61	7	54	771.4%
Other net periodic benefit cost	199	258	(59)	(22.9)%
Interest expense	1,056	1,052	4	0.4%
Net income	$500	$1,108	$(608)	(54.9)%

Operating Revenues. Operating revenues for the years ended September 30, 2023 and 2022, were $12.1 billion and $12.5 billion, respectively. The following table compares TVA's operating revenues for the periods indicated:

Operating Revenues by Customer Type For the years ended September 30 (in millions)
	2023	2022	Change	Percent Change
Operating revenues
Local power companies	$10,903	$11,291	$(388)	(3.4)%
Industries directly served	864	926	(62)	(6.7)%
Federal agencies and other	135	154	(19)	(12.3)%
Revenue capitalized during pre-commercial plant operations(1)	(3)	—	(3)	100.0%
Other revenue	155	169	(14)	(8.3)%
Total operating revenues	$12,054	$12,540	$(486)	(3.9)%
Note
(1) Represents revenue capitalized during pre-commercial operations at Colbert Combustion Turbine Units 9-11.

    TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues during both the years ended September 30, 2023 and 2022.

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

    TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of September 30, 2023, 147 LPCs had signed the 20-year Partnership Agreement with TVA.

In 2021, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which was effective for 2022. In 2022, the TVA Board approved a 2.5 percent monthly base rate credit, which is an extension of the Pandemic Recovery Credit and was effective for 2023. These pandemic credits applied to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. The pandemic credits were able to be offered as a result of TVA's financial and operational performance and ended September 30, 2023.

    In addition to base revenues, the rate structure includes a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel, and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and payments to states and counties in lieu of taxes ("tax equivalents") associated with the fuel cost adjustments. See Part I, Item 1, Business — Rates — Rate Methodology.

In August 2023, the TVA Board approved a 4.5 percent wholesale rate increase (excluding fuel) effective October 1, 2023. This adjustment is estimated to produce an additional $405 million of revenue during 2024.

    The changes in revenue components are summarized below:

Changes in Revenue Components For the years ended September 30 (in millions)
	2023	2022(1)	Change	Percent Change
Base revenue
Energy revenue	$4,687	$4,873	$(186)	(3.8)%
Demand revenue	3,654	3,610	44	1.2%
Grid access charge	589	590	(1)	(0.2)%
Long-term partnership credits for LPCs	(199)	(199)	—	—%
Pandemic relief credits	(225)	(228)	3	(1.3)%
Other charges and credits(2)	(643)	(673)	30	(4.5)%
Total base revenue	7,863	7,973	(110)	(1.4)%
Fuel cost recovery	4,025	4,379	(354)	(8.1)%
Off-system sales	14	19	(5)	(26.3)%
Pre-commercial operations(3)	(3)	—	(3)	100.0%
Revenue from sales of electricity	11,899	12,371	(472)	(3.8)%
Other revenue	155	169	(14)	(8.3)%
Total operating revenues	$12,054	$12,540	$(486)	(3.9)%
Notes
(1) For the year ended September 30, 2022, $12 million previously classified as Energy revenue was reclassified to Off-system sales to conform with current year presentation.
(2) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 17 — Revenue.
(3) Represents revenue capitalized during pre-commercial operations at Colbert Combustion Turbine Units 9-11.

    Operating revenues decreased $486 million for the year ended September 30, 2023, as compared to the prior year, primarily due to a $354 million decrease in fuel cost recovery revenue. The $354 million decrease in fuel cost recovery revenue was driven by a $207 million decrease attributable to lower fuel rates and a $147 million decrease attributable to lower sales volume in 2023. The lower fuel rates were primarily due to lower natural gas prices. The lower sales volume was driven by overall milder weather in the Tennessee Valley region for 2023 as compared to 2022. In addition, there was a $110 million decrease in base revenue which was driven by a $127 million decrease due to lower sales volume partially offset by a $17 million increase attributable to higher effective rates. The increase in effective rates was primarily due to lower other charges and credits as compared to the prior year.

    See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

    Operating Expenses. Operating expense components as a percentage of total operating expenses for 2023 and 2022 consisted of the following:

Operating Expenses For the years ended September 30 (in millions)
	2023	2022	Change	Percent Change
Operating expenses
Fuel	$2,549	$2,567	$(18)	(0.7)%
Purchased power	1,633	1,921	(288)	(15.0)%
Operating and maintenance	3,372	2,986	386	12.9%
Depreciation and amortization	2,213	2,054	159	7.7%
Tax equivalents	593	601	(8)	(1.3)%
Total operating expenses	$10,360	$10,129	$231	2.3%

The following table summarizes TVA's expenses for various fuels for the years indicated:

Fuel Expense for TVA-Operated Facilities(1) For the years ended September 30 (in millions)
	Fuel Expense By Source		Cost per kWh(4)
	2023	2022	2023	2022
Coal(2)	$877	$627	$4.18	$2.97
Natural gas and/or oil-fired(3)	1,293	1,590	3.74	4.37
Nuclear fuel	337	329	0.50	0.51
Total fuel	$2,507	$2,546	$2.04	$2.08
Notes
(1) Excludes effects of the fuel cost adjustment in the amounts of $42 million and $21 million for the years ended September 30, 2023 and 2022, respectively.
(2) Fuel expense related to oil consumed for startup at coal-fired facilities was $33 million and $30 million for the years ended September 30, 2023 and 2022, respectively.
(3) Fuel expense related to oil consumed for generation at natural gas and/or oil-fired facilities was $14 million and $2 million for the years ended September 30, 2023 and 2022, respectively.
(4) Total cost per kWh is based on a weighted average.

Fuel expense decreased $18 million for the year ended September 30, 2023, as compared to the prior year. This decrease was primarily due to a decrease in effective fuel rates due to lower natural gas prices and nuclear fuel efficiency gains, resulting in a $36 million decrease in fuel expenses. Additionally, fuel expense decreased $3 million due to lower demand for energy. Partially offsetting these decreases was an increase in fuel cost recovery of $21 million from the recognition of unplanned fuel costs that were deferred in the summer of 2022.

Purchased power expense decreased $288 million for the year ended September 30, 2023, as compared to the prior year. This decrease was primarily due to lower demand for energy due to overall milder weather and higher availability of nuclear generation resulting in a decrease of $335 million. Partially offsetting this decrease was an increase in fuel cost recovery of $45 million from the recognition of unplanned purchased power costs that were deferred in the summer of 2022, as well as an increase of $2 million from higher purchased power market prices.

Operating and maintenance expense increased $386 million for the year ended September 30, 2023, as compared to the prior year. This increase was primarily due to $110 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs, $73 million of increased expenditures related to TVA's New Nuclear Program, $43 million of increased outage expense primarily driven by increased scope for natural gas outages, Winter Storm Elliot, and power operations performance improvement activities, and $40 million of increased contract labor costs primarily related to power operations performance improvement activities and natural gas project work. In addition, there was an increase of other post-employment benefit expense of $37 million primarily due to the changes in discount rates.

Depreciation and amortization expense increased $159 million for the year ended September 30, 2023, as compared to the prior year, primarily driven by an increase of $85 million in depreciation expense associated with the retirements of Cumberland and Bull Run and an increase of $51 million in amortization expense of decommissioning costs recovered in rates. The remainder of the increase is primarily due to depreciation of additions to net completed plant. See Note 1 — Summary of Significant Accounting Policies — Property, Plant, and Equipment, and Depreciation — Depreciation.

Tax equivalents expense decreased $8 million for the year ended September 30, 2023, as compared to the prior year. This change is primarily driven by an decrease in the tax equivalents collected in the fuel cost recovery.

Generating Sources. The following tables show TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source For the years ended September 30 (millions of kWh)
	2023		2022
Nuclear	67,102	42%	64,475	39%
Natural gas and/or oil-fired(1)	34,467	22%	36,259	22%
Coal-fired	20,896	13%	20,999	13%
Hydroelectric	13,063	8%	13,934	8%
Total TVA-operated generation facilities(2)(3)	135,528	85%	135,667	82%
Purchased power (natural gas and/or oil-fired)(4)	13,703	9%	18,352	11%
Purchased power (other renewables)(5)	6,247	4%	6,141	4%
Purchased power (coal-fired)	2,722	1%	2,753	2%
Purchased power (hydroelectric)	1,591	1%	2,543	1%
Total purchased power(3)	24,263	15%	29,789	18%
Total power supply	159,791	100%	165,456	100%
Notes
(1) The generation for 2023 includes 99 million kWh of pre-commercial generation at Colbert Combustion Turbine Units 9-11.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the year ended September 30, 2023, and the year ended September 30, 2022. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage for a discussion of Raccoon Mountain Pumped-Storage Plant.
(4) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia CC, which is currently a leased facility operated by TVA. Generation from Caledonia CC was 4,030 million kWh and 4,797 million kWh for the years ended September 30, 2023 and 2022, respectively.
(5) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA sells the Renewable Energy Certificates ("RECs") resulting from some of this purchased power to certain customers.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduced 2023 energy needs by about 2,100 net cumulative gigawatt hours or 1.3%.

    Interest Expense.  Interest expense and interest rates for 2023 and 2022 were as follows:

Interest Expense and Rates For the years ended September 30
	2023	2022	Percent Change
Interest expense(1)	$1,056	$1,052	0.4%

Average blended debt balance(2)	$20,613	$20,596	0.1%

Average blended interest rate(3)	4.92%	4.96%	(0.8)%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of VIEs, and discount notes.
(3) Includes interest on long-term power bonds, debt of VIEs, and discount notes.

    Total interest expense increased $4 million for the year ended September 30, 2023, as compared to the prior year. This was primarily driven by a $9 million increase from higher other interest, partially offset by a $5 million decrease from interest associated with the rates and balances of debt. The $9 million increase from higher other interest is primarily due to short-term interest rates on vendor deposits and customer prepayments being nearly four percentage points higher on average in 2023 as compared to 2022, along with higher average monthly balances on these vendor deposits and customer prepayments. The $5 million decrease from interest associated with debt is due to a $45 million decrease from lower average rates on long-term debt and $1 million decrease from lower balances on short-term debt partially offset by a $32 million increase from higher average rates on short-term debt and a $9 million increase from higher balances on long-term debt.

Other Income, Net

Other income, net increased $54 million for the year ended September 30, 2023, as compared to the prior year. This increase was primarily driven by market gains on TVA's Investment funds and increases in interest income due to higher interest rates as compared to the prior year.

Other Net Periodic Benefit Cost

    Other net periodic benefit cost decreased $59 million for the year ended September 30, 2023, as compared to the prior year. Other net periodic benefit cost is subject to significant economic assumptions, such as changes in the discount rate used to measure the benefit plans, that can materially impact TVA. See Note 20 — Benefit Plans.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include four long-term revolving credit facilities totaling $2.7 billion, a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), and proceeds from other financings. See Note 14 — Debt and Other Obligations — Credit Facility Agreements. The TVA Board authorized TVA to issue power bonds and enter into other financing arrangements in an aggregate amount not to exceed $4.0 billion during 2024. In the second quarter of 2023, TVA issued $1.0 billion of power bonds maturing in March 2028. Other financing arrangements may include lease financings and sales of receivables, loans, or other assets.

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time. Bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at September 30, 2023 and 2022, were $19.5 billion (including current maturities) and $19.3 billion (including current maturities), respectively. The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable. Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 11 — Variable Interest Entities), could provide supplementary funding if needed. Currently, TVA expects to utilize a combination of Bonds and additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments through the decade. TVA may also utilize available federal funding through the Inflation Reduction Act of 2022 ("Inflation Reduction Act") and the Bipartisan Infrastructure Law ("BIL"), third party funding resources, or other funding sources. See Lease Financings, Key Initiatives and Challenges — Optimum Energy Portfolio — Decarbonization, Note 11 — Variable Interest Entities, and Note 14 — Debt and Other Obligations for additional information.

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

    Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At September 30, 2023, the average maturity of long-term power bonds was 14.43 years, and the weighted average interest rate was 4.61 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and tax equivalents, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.  In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at September 30, 2023. See Lease Financing below, Note 11 — Variable Interest Entities, and Note 14 — Debt and Other Obligations for additional information.

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

Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; tax equivalents; debt service on outstanding Bonds; payments to the U.S. Treasury in repayment of and as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment"); and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  See Note 23 — Related Parties.

    TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment in 2014; therefore, the repayment of this amount is no longer a component of rate setting.

The rate test for the one-year period ended September 30, 2023, was calculated after the end of 2023, and TVA met the test's requirements.

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

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowings (in millions)
	At September 30, 2023	For the year ended September 30, 2023	At September 30, 2022	For the year ended September 30, 2022
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$432	$890	$1,173	$1,014
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,864	N/A	$2,062
Weighted Average Interest Rate
Discount notes	5.29%	4.34%	2.93%	0.83%

    TVA ended the year at September 30, 2023, with a lower balance for both short-term debt and average short-term debt as compared to September 30, 2022. The decrease resulted primarily from the decision to issue $1.0 billion of power bonds in 2023 and the timing of cash flows.

     TVA generally uses proceeds from the issuance of power bonds to refinance maturing power bonds or other financing obligations, as necessary, or for other power system purposes. The total balance of power bonds may decline in periods where redemptions of power bonds exceed issuance due to net positive cash flow from operating and investing activities. At this time, TVA anticipates the balance of Bonds and other financing obligations will increase in future years due to an expected increase in capital expenditures.

    TVA issued $1.0 billion and $500 million of power bonds during 2023 and 2022, respectively. TVA redeemed $29 million and $1.0 billion of Bonds during 2023 and 2022, respectively.  For additional information about TVA debt issuance activity and debt instruments issued and outstanding at September 30, 2023 and 2022, including rates, maturities, outstanding principal amounts, and redemption features, see Note 14 — Debt and Other Obligations — Debt Securities Activity and Debt Outstanding.

TVA Bonds are traded in the public bond markets and are listed on the New York Stock Exchange ("NYSE") except for TVA's discount notes, the 2009 Series B power bonds, and the power bonds issued under TVA's electronotes® program. TVA's Putable Automatic Rate Reset Securities ("PARRS") are traded on the NYSE under the exchange symbols "TVC" and "TVE." Other bonds listed on the NYSE are assigned various symbols by the exchange, which are noted on the NYSE's website. TVA has also listed certain bonds on foreign exchanges from time to time, including the Luxembourg, Hong Kong, and Singapore Stock Exchanges. See Part I, Item 1A, Risk Factors — Financial, Economic, and Market Risks for additional information regarding the market for TVA's Bonds.

    Although TVA Bonds are not obligations of the U.S., TVA, as a corporate agency and instrumentality of the U.S. government, may be impacted if the sovereign credit ratings of the U.S. are downgraded.  Additionally, TVA may be impacted by how the U.S. government addresses situations of approaching its debt limit.  According to statements made by nationally recognized credit rating agencies, downward pressure on the ratings of the U.S. could eventually develop if there are no changes in current policies and budget deficits and the trajectory of debt continues to increase; additionally, current ratings factor in the prospect that debates over raising the debt limit of the U.S. government could continue to be protracted and difficult. In August 2023, Fitch Ratings ("Fitch") downgraded the U.S. government's credit rating to AA+, reflecting its perception of a deterioration in the U.S. public finances and challenges associated with raising the U.S. debt limit. Fitch subsequently downgraded TVA's rating from AAA to AA+. TVA has not been required to post additional collateral due to the downgrade. The outlook on the ratings of TVA is currently stable with Standard & Poor's Financial Services, LLC ("S&P") and Fitch. However, on November 10, 2023, Moody's Investors Service, Inc. ("Moody's") revised the outlook on the U.S. government's credit ratings from stable to negative, and subsequently determined on November 13, 2023, to revise the outlook on TVA's ratings from stable to negative. See Note 15 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral. TVA's rated senior unsecured Bonds are currently rated Aaa, AA+, and AA+, by Moody's, Fitch, and S&P, respectively. TVA's short-term discount notes are not rated.

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

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $521 million and $520 million at September 30, 2023 and 2022, respectively. A summary of cash flow components for the years ended September 30 follows:

Cash provided by (used in):

Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

    Net cash flows provided by operating activities decreased $76 million for the year ended September 30, 2023, as compared to 2022. The decrease was primarily due to lower revenue collections from decreased sales of electricity primarily driven by overall milder weather during 2023 and higher cash payments related to TVA's New Nuclear Program, increased payroll and benefits costs due to labor escalation for cost of living increases, and higher cash paid for interest. These items were partially offset by an increase in collections of fuel cost recovery revenue due to timing and less fuel and purchased power payments due to milder weather and lower natural gas prices.

    Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

    Net cash flows used in investing activities increased $331 million for the year ended September 30, 2023, as compared to the prior year primarily driven by the acquisition of leasehold interests in combustion turbine assets, construction of certain combustion turbines, transmission upgrades, and environmental projects. These increases were partially offset by expenditures for the Watts Bar Unit 2 steam generator replacement project, which was completed in the prior year.

    Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

    Net cash flows provided by financing activities increased $406 million for the year ended September 30, 2023, as compared to the prior year, primarily due to higher net debt issuances and lower payments on leaseback transactions. Lower net cash flows provided by operating activities and higher net cash used in investing activities in 2023 resulted in the need for net debt issuances to maintain targeted cash balance levels during the period. TVA anticipates to have a need to increase debt in the coming years as it continues to invest in power system assets, which may result in positive net cash flows provided by financing activities in future periods.

Cash Requirements

Actual capital expenditures and future planned capital expenditures for property, plant, and equipment additions, including environmental projects and new generation, and nuclear fuel are as follows:

Capital Expenditures For the years ended September 30 (in millions)
	Actual		Estimated Capital Expenditures(1)
	2023		2024	2025	2026	2027	2028
Capacity expansion expenditures	$1,069		$1,747	$3,156	$2,377	$2,694	$1,179
Environmental expenditures(2)	196		200	171	79	34	9
Nuclear fuel	223		263	259	411	370	465
Transmission expenditures	715		677	1,114	869	595	449
Other capital expenditures(3)	793		1,211	1,199	986	988	839
Total capital expenditures	$2,996	(4)	$4,098	$5,899	$4,722	$4,681	$2,941
Notes
(1)  Currently, TVA expects to utilize a combination of Bonds and additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments through the decade. TVA may also utilize available federal funding through the Inflation Reduction Act and the BIL, third party funding resources, or other funding sources. Estimated capital expenditures only include expenditures that are currently planned.  Additional expenditures may be required, among other things, for TVA to meet growth in demand for power in its service area or to comply with new environmental laws, regulations, or orders.
(2) Table includes capital portion of estimated environmental expenditures. See Part I, Item 1, Business — Environmental Matters — Estimated Required Environmental Expenditures for total estimates on projects related to environmental laws and regulations.
(3) Other capital expenditures are primarily associated with short lead time construction projects aimed at the continued safe and reliable operation of generating assets.
(4) The numbers above include the change in construction in progress and nuclear fuel expenditures included in Accounts payable and accrued liabilities of $42 million.

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

TVA has certain obligations and commitments to make future payments, including contracts executed in connection with certain of the planned construction expenditures.  TVA estimates total commitments and contingencies at September 30, 2023, are approximately $5.6 billion for the year ended September 30, 2024, and $44.4 billion for the years thereafter, of which $3.5 billion and $19.5 billion, respectively, are set forth in the table below. See Note 8 — Leases, Note 11 — Variable Interest Entities, Note 14 — Debt and Other Obligations, Note 20 — Benefit Plans and Note 22 — Commitments and Contingencies for the obligations and commitments attributable to leases, VIEs and membership interests of VIEs subject to mandatory redemption, debt and leaseback obligations, the retirement plan, and unconditional purchase obligations, respectively, for remaining amounts.

Other Commitments and Contingencies Payments due for the years ending September 30 (in millions)
	2024	2025	2026	2027	2028	Thereafter	Total
Interest payments relating to debt(1)	$995	$966	$912	$851	$815	$11,195	$15,734
Interest payments relating to debt of VIEs	45	44	42	40	39	285	495
Interest payments relating to membership interests of VIEs subject to mandatory redemption	1	1	1	1	1	3	8
Purchase obligations
Power(2)	354	174	123	56	36	392	1,135
Fuel(3)	1,621	972	497	305	256	886	4,537
Other(4)	461	308	78	26	35	127	1,035
Flood response commitment to NRC	1	1	1	—	—	27	30
Total	$3,478	$2,466	$1,654	$1,279	$1,182	$12,915	$22,974
Notes
(1) Includes the effects of interest rate derivatives employed to manage interest rate risk.
(2) Includes commitments for energy and/or capacity under power purchase agreements ("PPAs") from hydroelectric, diesel, renewable, and gas-fired facilities, as well as transmission service agreements to support purchases of power from the market. Certain PPAs are accounted for as leases and have lease and non-lease components. For these contracts, the lease component is included in lease obligations (see Note 8 — Leases) and the non-lease component is included in power purchase obligations in the table above. For PPA contracts containing a lease component that have not commenced, the entire commitment amount is included in the table above.

(3) Includes commitments to purchase nuclear fuel, coal, and natural gas, as well as related transportation and storage services.
(4) Primarily includes long-term service contracts, contracts that contain minimum purchase levels for the purchase of limestone along with related storage and transportation, and contractual obligations related to TVA's load control program.

EnergyRight® Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. At September 30, 2023, the total carrying amount of the loans receivable, net of discount, was $59 million. Such amounts are not reflected in the Other Commitments and Contingencies table above. The total carrying amount of the financing obligation was $69 million at September 30, 2023. See Note 9 — Other Long-Term Assets and Note 12 — Other Long-Term Liabilities for additional information.

Key Initiatives and Challenges

Optimum Energy Portfolio

TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. TVA is making investments in its generating portfolio and infrastructure to modernize the fleet and help meet growing demand for electricity while also allowing TVA to maintain competitive rates and high reliability and work toward an increasingly clean power system. As TVA continues to evaluate the impact of retiring its coal-fired fleet by 2035 and works to accelerate the growth of renewables, it also continues to evaluate adding flexible lower carbon-emitting gas plants as a strategy to maintain reliability. TVA is also evaluating other capacity expansion projects. In addition, TVA is committed to investing in the future of nuclear with the evaluation of emerging advanced nuclear technologies, such as small modular reactors ("SMRs"), and is increasing its renewable energy portfolio by securing PPAs and developing projects such as TVA's Self-Directed Solar. It is also investing in research and development for decarbonization technologies including battery storage, carbon capture, carbon sequestration and utilization, new hydroelectric pumped-storage, energy efficiency, demand response, electrification, commercial resiliency, and hydrogen.

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

TVA is also partnering with the University of Tennessee Baker School for Public Policy and Public Affairs and with diverse stakeholders from across the Tennessee Valley to conduct a Valley Pathways Study, focused on building a competitive and clean economy for the Tennessee Valley. This study will examine potential scenarios for all economic sectors across the Tennessee Valley that will support sustainable growth and a viable and preferred decarbonization pathway.

In addition, in August 2023, the TVA Board rescinded its previous declaration of surplus property for the Bellefonte Nuclear Plant site as it evaluates the site for potential future generation needs.

Coal-Fired Fleet. TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035. TVA will prepare environmental reviews pursuant to NEPA prior to making a decision on retiring or building any plant. In 2022, TVA made available and received public input on a draft EIS to assess the impacts associated with the potential retirement of Cumberland and the construction and operation of facilities to replace part of that generation. The final EIS was published in December 2022, and TVA documented its final decision with the Record of Decision on January 10, 2023. TVA plans to retire the two coal-fired units at Cumberland, which at September 30, 2023, accounted for 2,470 MW of TVA's summer net capability. TVA plans to replace generation for one unit with a 1,450 MW combined cycle plant that is expected to be operational by the end of CY 2026 when the first unit is scheduled to be retired. See Natural Gas-Fired Units below.

The second unit is scheduled to be retired by the end of CY 2028, and in May 2023, TVA published the notice of intent to conduct an EIS to study potential environmental impacts associated with the proposed construction and operation of facilities to replace part of that generation. TVA could spend up to $1.2 billion on the construction of facilities to replace part of the generation for the second unit.

On May 12, 2023, TVA made available to the public a draft EIS to assess the impacts associated with the potential retirement of Kingston Fossil Plant ("Kingston") and the construction and operation of facilities to replace part of that generation. TVA asked for public input on the draft EIS during the 45-day public comment period of May 19, 2023 through July 3, 2023. TVA is currently reviewing comments submitted on the draft EIS, and a final EIS is expected to be published by the second quarter of 2024. TVA could spend up to $2.8 billion on the construction of facilities to replace part of that generation.

    Natural Gas-Fired Units. As TVA continues to evaluate the impact of retiring its coal-fired fleet by 2035 and works to accelerate the growth of renewables, it also continues to evaluate adding flexible lower carbon-emitting gas plants as a strategy to maintain reliability. During 2019, the TVA Board approved an expansion of peaking gas replacement capacity at two combustion turbine gas facilities, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. In 2020, detailed design and engineering work began at TVA’s Paradise and Colbert sites to further scope out the projects and supply information needed for the NEPA review. In 2021, environmental reviews under NEPA and other applicable laws were complete, and TVA received the air permits for the Paradise and Colbert facilities. Commercial plant operations began on Colbert Combustion Turbine Units 9-11 on July 25, 2023, with a total summer net capability of 681 MW. As of September 30, 2023, TVA had spent $329 million on this expansion, and TVA expects to spend an additional $56 million. Pre-commercial plant operations began on Paradise Combustion Turbine Units 5-7 in the first quarter of 2024, and all three new units are anticipated to enter commercial operations by the end of CY 2023, with an expected summer net capability of 681 MW. As of September 30, 2023, TVA had spent $372 million on this expansion, and TVA expects to spend an additional $44 million.

A 500 MW aeroderivative CT project at TVA’s Johnsonville site has been approved for $599 million, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. In 2020, detailed design and engineering work began to further scope out the project and supply information needed for the NEPA review. In 2022, environmental reviews under NEPA and other applicable laws were completed, and TVA received the air permits for the Johnsonville facility. As of September 30, 2023, TVA had spent $486 million on this project. TVA expects to spend an additional $113 million on this project and anticipates the project to enter commercial operations by the end of CY 2024. See Note 22 — Commitments and Contingencies — Legal Proceedings — Case Involving Johnsonville Aeroderivative Combustion Turbine Project for a discussion of a lawsuit involving this project.

As discussed in Coal-Fired Fleet above, TVA is replacing generation for one unit at Cumberland with a 1,450 MW combined cycle plant that is expected to be operational by the end of CY 2026 when this first unit is scheduled to be retired. As of September 30, 2023, TVA had spent $229 million on this project, and expects to spend an additional $1.9 billion through CY 2026. See Note 22 — Commitments and Contingencies — Legal Proceedings — Case Involving Cumberland Combined Cycle Plant for a discussion of a lawsuit involving this project.

TVA is also exploring a 200 MW aeroderivative CT project at TVA's Allen site and a 500 MW simple cycle CT project at TVA's Caledonia site contingent on the successful completion of environmental reviews under NEPA and other applicable laws. As of September 30, 2023, TVA had spent $108 million on long lead time equipment that could be used at any site, and could spend up to an additional $738 million on these projects.

Decarbonization. TVA's decarbonization initiative is aimed at understanding and applying clean resources to support the reduction of carbon emissions from its power supply. Related to its carbon reduction efforts, TVA has established six guiding principles which are as follows:

•Prioritize the needs of Tennessee Valley stakeholders as TVA works to achieve its goals by maintaining low rates and high reliability, and attracting new jobs in the Tennessee Valley.

•Use best-available science and support research and policies that further carbon-free dispatchable technologies.

•Partner with LPCs and other customers and communities to support economy-wide decarbonization efforts and the strategic electrification of other sectors, such as transportation.

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

Exploration. As part of the decarbonization efforts, in 2022, the TVA Board approved a programmatic approach to exploring advanced nuclear technology, which is one of several technologies TVA is exploring. Other decarbonization technologies TVA is exploring in addition to advanced nuclear include battery storage, carbon capture, carbon sequestration and utilization, new hydroelectric pumped-storage, energy efficiency, demand response, electrification, commercial resiliency, and hydrogen. TVA also is increasing its renewable energy portfolio to work towards carbon emission reductions and meet customer preferences by investing in existing assets, encouraging renewable power through various current programs and offerings, and securing renewable PPAs through RFPs, among others. See below, Part I, Item 1, Business — Power Supply and Load Management Resources — Renewable Energy Resources and Demand Management Portfolio, and Part I, Item 1, Business — Research and Development for further discussion of TVA's decarbonization efforts. See also Part I, Item 1, Business — Environmental Matters — Climate Change for a discussion of the impact of executive actions and climate-related regulations on TVA.

Federal Funding Legislation. TVA is currently evaluating and seeking potential funding opportunities under the Inflation Reduction Act and the BIL to support its decarbonization efforts. In 2022, President Biden signed into law the Inflation Reduction Act. Among other things, the Inflation Reduction Act makes certain tax-exempt entities, including TVA, eligible for a direct-pay option for certain tax credits that encourage investment in clean energy. In addition, in 2022, President Biden signed into law the BIL, a spending bill that, among other things, created new federal grants, direct pay, and incentive programs for a wide variety of eligible entities and activities. In many cases, TVA is directly or indirectly eligible to seek BIL funded opportunities through agency-sponsored and implemented funding opportunities. While TVA intends to seek to take advantage of these funding opportunities to the extent practically and legally feasible, any net financial value of these incentives for TVA is yet to be determined and is heavily dependent on numerous factors, including TVA’s need to comply with environmental and least-cost-planning laws as a condition of planning and completing qualifying projects, market conditions (including interest rates, resources availability, and project cost inflation, which is predictably impacted by the availability of the tax credits), costs of compliance with the funding requirements, TVA’s ability to leverage flow-through of tax credit value in power purchase agreement pricing and other financial terms, the continued availability of such funding across several federal political cycles, TVA’s debt financing capabilities, and future Internal Revenue Service ("IRS") guidance on key provisions of the Inflation Reduction Act. TVA continues to evaluate the Inflation Reduction Act, the BIL, IRS guidance, and other related matters. In November 2022, TVA and other major utility companies responded to a funding opportunity from the DOE with the intention of obtaining federal financial support for a Southeast Hydrogen Hub. The Southeast Hydrogen Hub was notified in October 2023 that their application was not among those funded.

    Renewable Power Purchase Agreements.  In recent years, TVA has issued requests for proposals ("RFPs") in order to meet customer preferences and requirements for cleaner energy. TVA will procure the renewable energy and sell the resulting
RECs to specific customers, allowing TVA to increase its renewable energy portfolio without additional costs to other TVA customers. These agreements help to align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy. TVA issued an RFP during 2021 for up to 200 MW of new renewable energy. In December 2022, TVA signed four PPAs for a total of 160 MW of solar generation expected to come online in 2025. TVA also issued a carbon-free RFP in July 2022 for up to 5,000 MW of carbon-free and renewable energy projects. This RFP includes a broad range of potential generation sources, including nuclear, green gas, solar, storage, and wind, among others. TVA anticipates making selections for the carbon-free RFP by the end of CY 2023.

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

Self-Directed Solar. During 2019, the TVA Board approved the opportunity for TVA to explore being directly involved in the development of a utility-scale solar project, contingent on the successful completion of environmental reviews under the NEPA and other applicable laws. In 2021, TVA purchased land for this development and in 2022, environmental reviews were complete. The challenges affecting TVA’s RFPs are also being seen in TVA’s Self-Directed Solar project. This has resulted in a delay in the estimated completion, with the project now expected to be complete by the end of CY 2027. The project has also experienced cost increases due to escalations from supply chain limitations. As of September 30, 2023, TVA had spent $49 million on the 200 MW project and expects to spend an additional $416 million.

In November 2022, the TVA Board approved the opportunity for TVA to explore the development of an additional utility-scale solar project, contingent on successfully completing environmental reviews under the NEPA and other applicable laws and obtaining the necessary state permits. The project would utilize TVA-owned land, deploying a solar cap system on the closed CCR facility at the TVA Shawnee Fossil Plant in Paducah, Kentucky. As of September 30, 2023, TVA had spent $49 million on the 99 MW project and expects to spend an additional $167 million.

Small Modular Reactors. In December 2019, TVA became the first utility in the nation to successfully obtain approval for an early site permit from the Nuclear Regulatory Commission ("NRC") to potentially construct and operate SMRs at TVA’s Clinch River Nuclear Site. The permit is valid through 2039 and therefore provides TVA a great deal of flexibility to make new nuclear decisions based on energy needs and economic factors. In 2021, TVA initiated a Programmatic EIS ("PEIS") that evaluates a variety of alternatives for a proposed advanced nuclear technology park at the Clinch River Nuclear Site and will provide additional flexibility for future decision making. The PEIS was issued for public comment in March 2022, and the Record of Decision was signed in September 2022.

In 2022, the TVA Board approved the New Nuclear Program and approved up to $200 million to explore advanced reactor technology options. Of this amount, TVA had spent $100 million as of September 30, 2023. The New Nuclear Program provides a systematic roadmap for TVA’s exploration of advanced nuclear technology. Collaboration with other interested parties will be an important aspect of this program, and TVA has entered into several agreements with technology progressive organizations that allow for mutual collaboration to explore advanced reactor designs as a next-generation nuclear technology. In December 2022, TVA entered into a multi-party collaborative arrangement to advance the global deployment of the GE Hitachi Nuclear Energy ("GEH") BWRX-300 SMR. GEH is responsible for standard design development. See Note 21 — Collaborative Arrangement for additional information. One of the first tasks the New Nuclear Program is pursuing is a project to develop an NRC construction permit application at the Clinch River Nuclear Site. In addition, while evaluating alternatives for potential advanced nuclear at the Clinch River Nuclear Site, TVA is exploring the feasibility of applying a similar approach that could deploy additional SMRs at Clinch River and other TVA-owned properties.

The decision to potentially build SMRs continues to be part of the ongoing discussion as part of the asset strategy for TVA’s future generation portfolio, and any future decision to construct any reactor, advanced or otherwise, would require approval by the TVA Board and the NRC. As of September 30, 2023, TVA had spent $191 million to date on work regarding SMRs, including work to complete the early site permit application for the Clinch River Nuclear Site and work associated with the New Nuclear Program above. Of these amounts, the U.S. Department of Energy ("DOE") had reimbursed TVA $29 million. Additional expenditures will be determined based on future project development.

Nuclear Fleet License Extensions. Subject to the completion of all appropriate environmental reviews, TVA is seeking to renew all nuclear generation units' licenses for an additional 20 years. The first license renewal application is expected to be submitted to the Nuclear Regulatory Commission ("NRC") in January 2024 for the three units at Browns Ferry. As of September 30, 2023, TVA had spent $25 million to support the subsequent license renewal ("SLR") of the three units at Browns Ferry and expects to spend an additional $16 million to complete the Browns Ferry SLR.

Fiber Optic Network. In 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate DER as they enter the market. As of September 30, 2023, TVA had spent $245 million on installation of the fiber optic lines and expects to spend an additional $55 million through 2027.

    System Operations Center. A new system operations center was approved by the TVA Board. The new secured facility is being built to accommodate a new energy management system and adapt to new regulatory requirements, and will improve reliability, have improved physical security from the previous center, and be flexible to help accommodate operational growth requirements, including future renewables. Construction of the facility is expected to be complete in CY 2024, and the facility is expected to be fully operational in CY 2026. As of September 30, 2023, TVA had spent $263 million on the project and expects to spend an additional $69 million.

Energy Management System. A new energy management system was approved by the TVA Board. As the current energy management system is nearing the end of its life cycle, this project will replace the existing analog system with a digital system. The new digital system will have higher capacity and speed for communications with the TVA grid and for inputs from monitoring equipment, will network the new control center with existing locations, and will enable better remote visibility and control to help mitigate reliability implications of climate change. The system is expected to be complete in CY 2027. As of September 30, 2023, TVA had spent $59 million on the project and expects to spend an additional $49 million.

Automated Energy Exchange Platform. In October 2021, an automated energy exchange, the Southeast Energy Exchange Market ("SEEM"), took effect. The exchange was created to facilitate more short-term power exchanges and will be an enhancement to the existing market. TVA completed the appropriate environmental reviews, and during the third quarter of 2022, the TVA Board approved the creation of a zero-cost, non-firm transmission service to allow TVA to participate in SEEM. In November 2022, the SEEM market began transacting.

On July 14, 2023, the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") remanded the Federal Energy Regulatory Commission's ("FERC") approval of SEEM, sending the matter back to FERC for additional proceedings. Among other things, the D.C. Circuit found that FERC failed to provide adequate explanations for its acceptance of SEEM’s market design and for whether SEEM’s zero-cost transmission rates transformed SEEM into a loose power pool, which would require a joint tariff to be filed with FERC allowing open membership and access to pool transmission for non-members. TVA is evaluating the impact of the D.C. Circuit opinion and cannot predict the outcome of the D.C. Circuit’s remand at FERC or any future or related proceeding.

Federal Funding Project Management Office. In 2023, TVA established a new Federal Funding Project Management Office (“FFPMO”). The FFPMO will govern and support TVA’s federal funding strategy to help position TVA and Tennessee Valley partners to leverage funding from the Inflation Reduction Act and the BIL. The FFPMO is responsible for overseeing opportunities, assessing TVA's BIL and Inflation Reduction Act eligibility, prioritizing and coordinating proposal development, and seeking to capture funding opportunities for TVA. The FFPMO also acts as a conduit for LPCs and business partners to potentially access the Inflation Reduction Act and BIL funds. TVA is currently exploring funding opportunities of various types, including opportunities involving pumped-storage, solar, carbon capture, hydrogen, and transmission, among others. This exploration does not guarantee that TVA or its partners will receive any funds. See Decarbonization above for a discussion of potential financial impacts and related challenges of the Inflation Reduction Act and BIL.

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

TVA is also working with LPCs, state agencies, and third-party charging developers to create the Fast Charge Network. This will be a foundational network of public fast charging stations at least every 50 miles along interstates and major highways across its seven-state service area. In 2021, TVA began a partnership with the State of Tennessee for the development and funding of Fast Charge Tennessee, the portion of the Fast Charge Network that covers Tennessee, and in 2022 TVA launched the Fast Charge Network. As of September 30, 2023, 15 sites were complete and operational with 55 additional sites under contract for development. TVA had spent $2 million on fast charging network charging stations as of September 30, 2023. TVA also plans to electrify 100 percent of its light-duty and 50 percent of its medium-duty vehicles in the TVA fleet. The adoption of EVs in the Tennessee Valley continues to grow, and TVA is working to ensure that the benefits of this rapid growth are secured, while also helping LPCs proactively avoid issues in their distribution systems. Also in 2021, TVA and five other major utilities formed the Electric Highway Coalition to develop a network of fast charging stations along all major highway routes within their service area. Since formation, the Electric Highway Coalition has gained significant interest from additional utilities and other EV collaboratives. In 2022, the Electric Highway Coalition merged with the Midwest Electric Vehicle Charging Infrastructure Collaboration to create the National Electric Highway Coalition with members committed to coordinate the development of EV charging infrastructure across the central U.S.

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
Skilled workforce availability

TVA issued its 2022 Sustainability Report on May 10, 2023. This comprehensive Sustainability Report aligns with global reporting standards and will serve as a baseline for annual corporate sustainability reporting. TVA also publishes two other sustainability-related documents: a Federal Sustainability Report and Implementation Plan, which addresses TVA's responsibilities related to federal sustainability performance, and an Environmental, Social, and Governance Sustainability Report, which uses a utility-focused and investor-driven reporting template developed by the Edison Electric Institute. TVA also issues other reports related to sustainability and social responsibility, including a Diversity, Equity, Inclusion and Accessibility ("DEIA") Report, which highlights the actions TVA has taken in the DEIA area, the results achieved, and the plans to continue to focus and improve, among other reports.

Operational Challenges

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

    Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. Hydrology models were submitted for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2 in 2012. However, concerns regarding TVA dam stability and revised hydrology analyses led to the submittal of a new hydrologic analysis for Sequoyah Units 1 and 2 in 2020. To resolve additional dam stability issues identified later in 2020, TVA submitted a revision to the Sequoyah model in April 2023. TVA plans to submit models for Watts Bar Nuclear Plant ("Watts Bar") Units 1 and 2 in CY 2023 to incorporate a methodology approved by the NRC subsequent to their review of a previous hydrology submittal for Watts Bar. TVA will subsequently address conditions at Browns Ferry as needed. As of September 30, 2023, TVA had spent $158 million on the modifications and improvements related to extreme flooding preparedness. TVA is deferring the decision on the need for additional modifications until after the modeling work is complete.

Winter Storm Elliott. In late December 2022, Winter Storm Elliott brought historic winter storm conditions across the majority of the U.S. The TVA service area sustained several days of single-digit temperatures and high winds and experienced record-setting power demand. On December 23, 2022, TVA broke its all-time record for single-day energy demand of more than 740 million kWh, as well as its highest winter peak power demand of 33,427 MW. Rain followed by extreme cold weather and wind caused operational challenges at several coal and natural gas-fired facilities, including freezing instrumentation, which resulted in a maximum unavailability of generation capacity of approximately 7,300 MW. TVA also encountered challenges in purchasing and importing generation from neighboring markets that were also experiencing high demand, which resulted in curtailments during TVA's peak demand periods.

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

Although TVA faced challenges in acquiring power, TVA purchased a significant volume of power to help meet energy needs and experienced high prices during the winter storm event. TVA deferred $149 million of fuel and purchased power costs in December 2022 through its fuel cost adjustment primarily as a result of unplanned power purchases during the event. TVA began recognizing these deferred costs in expense in February 2023.

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

In addition, FERC, North American Electric Reliability Corporation ("NERC"), and NERC’s regional entities have opened a joint inquiry into the operations of the bulk power system during the winter weather conditions that occurred with Winter Storm Elliott. FERC has stated that the purpose of the joint inquiry is to further protect the reliability of the grid for future weather-related events. In November 2023, FERC, NERC, and NERC’s regional entities issued the final report regarding the inquiry. Among other things, the report recommends completion of additional cold weather reliability standard revisions for the electric industry and improvements to reliability for U.S. natural gas infrastructure through federal and/or state legislation and regulation.

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

    Landfills. TVA has made strategic decisions to build and maintain lined and permitted dry storage facilities on TVA-owned property at some TVA locations, allowing these facilities to operate beyond existing dry storage capacity. Lined and permitted landfills are operational at Bull Run, Gallatin, Kingston, and Shawnee. TVA received the permit for the construction of a new lined landfill at Gallatin, and construction started in 2022. TVA received the permit for a new lined landfill at Cumberland in 2023, and TVA is evaluating the need for construction. Construction of additional lined and dry permitted storage facilities may occur to support future business requirements.

    CCR facilities closures. TVA is working to close CCR facilities in accordance with federal and state requirements. Closure project schedules and costs are driven by the selected closure methodology (such as closure-in-place or closure-by-removal). Closure initiation dates are driven by environmental regulations. TVA's predominant closure methodology is currently closure-in-place, with exceptions at certain facilities, although the EPA has recently interpreted its CCR Rule in a way that could create significant additional costs with implementing closure. TVA issued an EIS in June 2016 that addresses the closure of CCR impoundments at TVA's coal-fired plants. TVA issued its associated Record of Decision in July 2016. Although the EIS was designed to be programmatic in order to address the mode of impoundment closures, it specifically addressed closure methods at 10 impoundments. TVA subsequently decided to close those impoundments. The method of final closure for each of these facilities will depend on various factors, including approval by appropriate state regulators and applicable closure requirements of state and federal regulations. Additional site-specific NEPA studies will be conducted as other facilities are designated for closure. See Note 13 — Asset Retirement Obligations.

    Groundwater monitoring. Compliance with the Environmental Protection Agency's ("EPA's") CCR rule ("CCR Rule") required implementation of a groundwater monitoring program and ongoing analysis. In compliance with the CCR Rule, TVA published the results of the 2022 groundwater testing at its CCR facilities during the second quarter of 2023. Similar to prior years, the tests identified several CCR units with constituents at statistically significant levels above site-specific groundwater protection standards. TVA has completed an assessment of corrective measures ("ACM"), which analyzes the effectiveness of potential corrective actions, and has published ACM reports to its CCR Rule Compliance Data and Information website. Based on the results of the ACM, TVA is required to select a remedy as soon as feasible. TVA has selected remedies for two of its plants: a groundwater pump and treat system at the East Ash Disposal Area at Allen and monitored natural attenuation at Shawnee. TVA continues to investigate and evaluate remedies for its other plants and will continue posting semi-annual progress reports on the status of remedy selection until the final remedy is selected. The cost of these final remedies cannot reasonably be predicted until investigations and evaluations are complete and remedial methods are selected.

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

As of September 30, 2023, TVA had spent approximately $2.9 billion on its CCR Program. Through 2028, TVA expects to spend an additional $1.6 billion on the CCR Program. Estimates for these amounts and costs after 2028 may change depending on the final closure method selected for each facility. While the conversion portion of the CCR Program is completed, TVA will continue to undertake CCR closure and storage projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

    TVA was involved in two lawsuits concerning the CCR facilities at Gallatin. One of these cases was decided in TVA's favor by the Sixth Circuit, and the other case was resolved by the entry of a consent order and agreement in Davidson County Chancery Court that became effective July 24, 2019. Under the consent order, TVA agreed to close the existing ash facility by removal, either to an on-site landfill or to an offsite facility. TVA may also consider options for beneficial reuse of the CCR. TVA submitted the removal plan for approval to the Tennessee Department of Environment and Conservation ("TDEC") and other applicable parties pursuant to the consent order, which was approved on November 7, 2023. In addition, TVA submitted an Environmental Assessment Report ("EAR") to TDEC, and TDEC approved the EAR on June 6, 2023. As required by the consent order, TVA will submit to TDEC and other applicable parties a Corrective Action/Risk Assessment Plan addressing groundwater at the site. See Note 13 — Asset Retirement Obligations.

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

On May 18, 2023, the EPA issued a proposed rule expanding the federal CCR Rule to include legacy CCR units. If finalized in its current form, this proposed rule may significantly increase the number of federally regulated units in TVA’s fleet that will be subject to substantial costs for closure, post-closure, and potential remediation, and could have a material adverse effect on TVA's results of operations and financial condition. In addition, the EPA has recently interpreted its CCR Rule in a way that could create significant additional costs with implementing closure. See Part I, Item 1, Business — Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals.

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

The remedial investigation confirmed that the high arsenic, fluoride, and lead concentrations are limited to the shallow alluvial aquifer in the north and south areas of the Allen East Ash Disposal Area. These areas are not adversely impacting the Memphis aquifer, which is the source of the public drinking water supply. All samples taken from the Memphis aquifer through TVA production wells were within the EPA drinking water standards. As the result of a pumping test conducted on TVA production wells at the nearby Allen Combined Cycle Plant ("Allen CC") by the United States Geological Survey and the University of Memphis, TVA has committed to not using these production wells until additional data is generated that supports safe use. TVA constructed water tanks on site and is purchasing cooling water from MLGW in lieu of utilizing the production wells. Purchasing cooling water in combination with the use of water tanks, rather than wells, could impose some operational limitations, such as limitations on capacity, on the Allen CC due to lower availability of cooling water.

Pursuant to a remedial action plan that has been approved by TDEC, TVA has installed a groundwater pump and treat system at the East Ash Disposal Area. In addition, TVA is taking steps to close both the East Ash Disposal Area and the nearby West Ash Disposal Area. On November 29, 2021, after obtaining the necessary approvals from TDEC, TVA began removing CCR materials to an offsite, lined landfill, and removal activities are expected to continue through 2030.

    Potential Liability Associated with Workers' Exposure to CCR Materials.  In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee aspects of the cleanup.  After the cleanup was completed, Jacobs was sued in the U.S. District Court for the Eastern District of Tennessee ("Eastern District") by employees of a contractor involved in the cleanup and family members of some of the employees.  Other contractor employees and family members also filed lawsuits against Jacobs in the Eastern District. In the third quarter of 2023, Jacobs announced that it reached a global settlement that resolved all of these lawsuits. While TVA was not a party to any of these lawsuits, TVA may potentially have an indemnity obligation to reimburse Jacobs in some circumstances. TVA does not expect any potential liability to have a material adverse impact on its results of operations or financial condition. See Note 22 — Commitments and Contingencies — Contingencies.

Real Property Portfolio

    TVA engages in ongoing Tennessee Valley-wide real property portfolio evaluations of buildings, structures, and land as part of the strategic real estate program, which focuses on reducing cost, right-sizing the portfolio, and aligning real estate holdings with TVA's strategic direction. In addition, TVA continues to operate in a hybrid work environment for those who do not have to be physically present at a TVA facility. In order to align the strategic real estate program with the current hybrid environment, TVA entered into new lease locations in Washington, D.C. and Nashville, Tennessee in 2023. TVA is evaluating its use of the Chattanooga Office Complex and issued an RFP in August 2023 to determine availability for a new Chattanooga, Tennessee facility based on TVA's workplace needs.

Supply Chain and Inflation Pressures

TVA continues to experience impacts due to inflation, supply chain material challenges, and labor availability. This has led to project delays, limited availability, and/or price increases for supplies and labor. TVA actively manages supply chain volatility with contracting, inventory strategies, and supplier engagement and support. Inflationary pressures are expected to persist in 2024 due in part to continued price volatility in some sectors. TVA is undertaking a cost optimization project to address these pressures. Business unit leaders will work to identify ways to partially offset cost increases expected for the years 2024 – 2026, with the goal to reduce planned cost increases over the three-year period. TVA has been able to manage these challenges with limited business disruptions at this time; however, should pressures continue long term, TVA could experience more significant disruptions and pressure to increase power rates.

Board Quorum

The terms of A.D. Frazier and Jeff W. Smith as members of the TVA Board ended January 3, 2023, with the adjournment of the most recent session of Congress. Although their terms of office expired May 18, 2022, the TVA Act permitted them to continue to serve as Directors until the end of this session of Congress. On January 4, 2023, Beth P. Geer, L. Michelle Moore, Robert P. Klein, William J. Renick, Joe H. Ritch, and A. Wade White took their oath of office and began their service as members of the TVA Board. With these new Board members, TVA has a full nine-member Board. The term of Director Kilbride expired on May 18, 2023, although he is permitted under the TVA Act to remain in office until the earlier of the end of the current session of Congress or the date a successor takes office.

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

    TVA works with NERC, the SERC Reliability Corporation, the North American Transmission Forum, and other utilities to implement industry approved recommendations and standards.

    Nuclear Security. Nuclear security is carried out in accordance with federal regulations as set forth by the NRC. These regulations are designed for the protection of TVA's nuclear power plants, the public, and employees from the threat of radiological sabotage and other nuclear-related terrorist threats. TVA has security forces to guard against such threats.

Cybersecurity. TVA operates in a highly regulated environment with respect to cybersecurity. TVA's cybersecurity program aligns or complies with the Federal Information Security Modernization Act, the NERC Critical Infrastructure Protection requirements, and the NRC requirements for cybersecurity, as well as industry best practices. As part of the U.S. government, TVA coordinates with and works closely with the U.S. Department of Homeland Security's Cybersecurity and Infrastructure Security Agency ("CISA") and the U.S. Computer Emergency Readiness Team ("US-CERT"). CISA serves as the agency assisting other federal entities in defending against threats and securing critical infrastructure. US-CERT functions as a liaison between the U.S. Department of Homeland Security and the public and private sectors to coordinate responses to security threats.

    The risk of cybersecurity events such as malicious code attacks, unauthorized access attempts, and social engineering attempts is intensifying across all industries, including the energy sector. TVA continues to see increases in malicious activity including phishing campaigns, malicious websites, distributed denial of service attacks, and activity related to business partner compromise, among others. These types of malicious activity have also been observed by TVA's external vendors, stakeholders, and partners, which has caused the need for heightened awareness and preparedness.

On May 12, 2021, President Biden signed EO 14028, "Improving the Nation's Cybersecurity." This EO is intended to improve the nation's cybersecurity posture and protect federal government networks by improving information-sharing between the U.S. government and the private sector on cyber issues and strengthening the United States' ability to respond to incidents when they occur. This EO is focused on specific goals and requirements including actions for zero trust architectures; cloud services; FedRAMP programs; supply chain and contracts; secure software development; endpoint detection and response, standardized vulnerability, and incident response operational plans; threat and vulnerability analysis; assessment and threat-hunting; event logging, monitoring, and retention; and information sharing. TVA continues to respond to the EO, associated Office of Management and Budget memorandums, and other emerging requirements in alignment with the order. TVA has submitted all reports as required, established response teams and an oversight structure, and initiated projects as necessary to address the required actions.

TVA is leveraging federal and other partners to better identify, detect, protect, and respond to these potential attacks.
TVA's risk-based cybersecurity program is utilized to identify and prioritize remediation and mitigation activities to reduce the risk to TVA. While TVA and its third-party vendors and service providers have been, and will likely continue to be, subjected to such attacks and attempts to disrupt operations, to date the attacks have not had a significant or material impact on business or operations and have not impacted TVA's ability to operate as planned. See Part I, Item 1A, Risk Factors — Cybersecurity and Information Technology Risks — TVA's facilities and information infrastructure may not operate as planned due to cyber threats to TVA's assets and operations.

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

    Nuclear Decommissioning. Decommissioning cost studies are updated for each of TVA's nuclear unit's long-lived assets at least every five years. At September 30, 2023, the estimated future nuclear decommissioning cost recognized in the financial statements was $3.8 billion and was included in AROs, and the unamortized regulatory asset related to nuclear decommissioning ARO costs of $728 million was included in Regulatory assets.

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

    The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. A 10 percent change in TVA's forecasted costs for nuclear decommissioning activities at September 30, 2023, would have affected the liability by approximately $381 million.

    Non-Nuclear Decommissioning. At September 30, 2023, the estimated future non-nuclear decommissioning cost recognized in the financial statements was $3.7 billion and was included in AROs, and the unamortized regulatory asset related to non-nuclear decommissioning ARO costs of $2.9 billion was included in Regulatory assets.

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

The following key assumptions can have a significant effect on estimates related to the non-nuclear decommissioning costs:

    Timing and Method – In projecting non-nuclear decommissioning costs, the date of the asset's retirement must be estimated. In instances where the retirement of a specific asset will precede the retirement of the generating plant, the anticipated retirement date of the specific asset is used. Additionally, TVA expects to incur certain ongoing costs subsequent to the initial asset retirement. TVA develops its cost estimates based on likelihood of decommissioning method where options exist in fulfilling legal obligations (e.g., closure-in-place or closure-by-removal for coal ash impoundments).  The decommissioning method is determined based on several factors including available technologies, environmental studies, cost factors, resource availability, and timing requirements.  As these factors are considered and decommissioning methods are determined, the detailed project schedules and estimates are adjusted. Non-nuclear decommissioning cost estimates, including CCR post-closure care and monitoring costs and asbestos removal, are studied for revision at least every five years, but revised more frequently if updated cost information becomes available that causes management's expectation of cost to change materially. See Note 10 — Regulatory Assets and Liabilities — Non-Nuclear Decommissioning Costs.

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

    The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in the discount or escalation rates, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. A 10 percent change in TVA's forecasted costs for non-nuclear decommissioning activities at September 30, 2023, would have affected the liability by approximately $368 million.

Fair Value Measurements

Investments. Investment funds are comprised of equity securities and debt securities and are classified as trading. These securities are held in the Nuclear Decommissioning Trust ("NDT"), Asset Retirement Trust ("ART"), Supplemental Executive Retirement Plan ("SERP"), Deferred Compensation Plan ("DCP"), Restoration Plan ("RP"), and qualified benefit pension plan.

Investment Funds. The assets in the NDT, ART, SERP, DCP, and RP are generally measured at fair value based on quoted market prices or other observable market data such as interest rate indices.  These investments are primarily U.S. and international equities, real estate investment trusts, fixed income investments, high-yield fixed income investments, U.S. Treasury Inflation-Protected Securities ("TIPS"), treasuries, currencies, derivative instruments, and other investments.  TVA has classified all of these trading securities as either Level 1, Level 2, or Investments measured at net asset value ("NAV").  Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments are valued at NAV as a practical expedient for fair value. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. See Note 16 — Fair Value Measurements — Valuation Techniques for a discussion of valuation levels of the investments.

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

    Pricing. Prices provided by third parties for the assets in investment funds and plan investments are subjected to automated tolerance checks by the investment portfolio trustee to identify and avoid, where possible, the use of inaccurate prices.  Any such prices identified as outside the tolerance thresholds are reported to the vendor that provided the price.  If the prices are validated, the primary pricing source is used.  If not, a secondary source price that has passed the applicable tolerance check is used (or queried with the vendor if it is out of tolerance), resulting in either the use of a secondary price, where validated, or the last reported default price, as in the case of a missing price.  For monthly valued accounts, where secondary price sources are available, an automated inter-source tolerance report identifies prices with an inter-vendor pricing variance of over two percent at an asset class level.  For daily valued accounts, each security is assigned, where possible, an indicative major market index, against which daily price movements are automatically compared.  Tolerance thresholds are established by asset class.  Prices found to be outside of the applicable tolerance threshold are reported and queried with vendors as described above.

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

Commodity Derivatives under the Financial Hedging Program ("FHP"). In 2022, the FHP was reinstated and the TVA Board approved the elimination of the Value at Risk aggregate transaction limit for the FHP and authorized the use of tolerances and measures that will be reviewed annually by the TVA Board. Hedging activity began under the program in the second quarter of 2022. The commodity derivatives under the FHP are classified as Level 2 valuations based on market approaches which utilize short-term and mid-term market-quoted prices from an external industry brokerage firm.

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

All derivative instruments are analyzed individually and are subject to unique risk exposures.  The application of CVAs resulted in a $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2023.

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

    TVA's pension and other post-retirement benefits contain uncertainties because they require management to make certain assumptions related to TVA's cost to provide these benefits. Numerous factors are considered including the provisions of the plans, changing employee demographics, various actuarial calculations, assumptions, and accounting mechanisms. Lingering effects of the COVID-19 pandemic, supply-chain disruptions, inflation, and geopolitical tensions on the financial markets, regulations, and experience are uncertain and still evolving, creating an additional degree of complexity associated with the future occurrence or outcome of events and conditions underlying the significant accounting assumptions discussed below.

Certain key actuarial assumptions critical to the pension and postretirement accounting estimates include expected long-term rate of return on plan assets, discount rates, projected health care cost trend rates, cost of living adjustments ("COLA"), and mortality rates. Every five years, a formal actuarial experience study that compares assumptions to the actual experience is conducted. Additional ad-hoc experience studies are performed as needed to review recent experience and validate recommended changes to the actuarial assumptions used based upon TVA's latest experience study in 2023. See Note 20 — Benefit Plans for explanations of changes in assumptions and estimates.

    Expected Return on Plan Assets. The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. In determining the expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice, the current outlook on capital markets, the asset allocation policy, and the anticipated impact of active management. In September 2023, the TVARS Board approved a new asset allocation policy, but had no changes to the 6.50 percent expected return on assets assumption adopted in 2022.

    TVA recognizes the impact of asset performance on pension expense over a three-year phase-in period through a market-related value of assets ("MRVA") calculation. The MRVA recognizes investment gains and losses over a three-year period and is used in calculating the expected return on assets and the recognized net actuarial loss components of pension net periodic benefit cost.

    A higher expected rate of return assumption decreases the net periodic pension benefit costs, whereas a lower expected rate of return assumption increases the net periodic pension benefit cost. The plan's actual rate of return for 2023 was 6.13 percent compared to the assumption of 6.50 percent. The difference between the expected and actual return on plan assets resulted in an actuarial loss of $9 million that is recognized as an increase in the related regulatory asset and an increase in the pension benefit obligation at September 30, 2023.

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

    The discount rate is somewhat volatile because it is determined based upon the prevailing rate of long-term corporate bonds as of the measurement date. A higher discount rate decreases the plan obligations and correspondingly decreases the net periodic pension and net post-retirement benefit costs for those plans where actuarial losses are being amortized. Alternatively, a lower discount rate increases net periodic pension and net periodic post-retirement benefit costs. The discount rates used to determine the pension and post-retirement benefit obligations were 5.95 percent and 6.05 percent, respectively, at September 30, 2023.

    Health Care Cost Trends. In establishing health care cost trend rates for the post-retirement obligation, TVA reviews actual recent cost trends and projected future trends considering health care inflation, changes in health care utilization, and changes in plan benefits and premium experience. The pre-Medicare eligible per capita claims costs trend rate is 7.50 percent, declining 0.25 percent per year until it reaches the ultimate trend rate of 5.00 percent in 2034. The pre-Medicare eligible per capita contributions trend rate and ultimate rate is 5.00 percent. The post-Medicare current health care cost trend rate is zero percent for years 2023 through 2025, reaching the ultimate rate of 4.00 percent in 2026. During 2023, TVA recognized a $27 million actuarial loss to reflect observed and anticipated plan experience for contribution costs and pre-Medicare per capita claims costs and a $17 million actuarial loss due to changes in the pre-Medicare per capita claims cost trend rate assumptions.

    Cost of Living Adjustments. Cost of living adjustments ("COLAs") are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase.  This assumption is based on the long-term expected future rate of inflation, which is based on the capital market outlooks, economic forecasts, and the Federal Reserve policy.  See Note 20 — Benefit Plans — Plan Assumptions — Cost of Living Adjustment for further discussion on the calculation of the COLA.  The actual COLA for CY 2023 was 6.00 percent. The CY 2024 COLA is assumed to be 4.05 percent, and for years thereafter the COLA is assumed to be 2.00 percent. A higher COLA increases the pension benefit obligation whereas a lower COLA assumption decreases the obligation. The actual calendar year COLA and the long-term COLA assumption are used to determine the benefit obligation at September 30 and the net periodic benefit costs for the following fiscal year.

Mortality. TVA's mortality assumptions are based upon actuarial projections in combination with actuarial studies of the actual mortality experience of TVARS's pension and post-retirement benefit plan participants taking into consideration the Society of Actuaries ("SOA") mortality table and projection scales as of September 30, 2023. TVA continues to monitor the availability of updates to mortality tables, longevity improvement scales, and mortality reviews and experience studies to consider whether these updates should be reflected in the current year mortality assumption.

    The following tables illustrate the estimated effects of changing certain of the critical actuarial assumptions discussed above, while holding all other assumptions constant and excluding any impact for unamortized actuarial gains and losses:

Sensitivity to Certain Changes in Pension Assumptions
Actuarial Assumption	Actual Assumption	Change in Assumption	Impact
Effect on 2023 pension expense:
Discount rate	5.60%	(0.25)%	$12
Expected return on assets	6.50%	(0.25)%	19
COLA	2.00%	0.25%	24

Effect on benefit obligation at September 30, 2023:
Discount rate	5.95%	(0.25)%	$236
COLA	2.00%	0.25%	165

Sensitivity to Changes in Assumed Health Care Cost Trend Rates
	1% Increase	1% Decrease
Effect on total of service and interest cost components for 2023	$5	$(3)
Effect on end-of-year accumulated post-retirement benefit obligation at September 30, 2023	52	(48)

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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. As of September 30, 2023, TVA had accrued approximately $28 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

    TVA has a designated Enterprise Risk Management ("ERM") organization within its Financial Services organization responsible for (1) establishing enterprise risk management policies and guidelines, (2) developing an enterprise risk profile aligned with TVA's strategic objectives, (3) performing annual risk assessments across all TVA business units, (4) monitoring and reporting on identified enterprise risks and emerging risks, (5) facilitating enterprise risk discussions with the risk subject matter experts across the organization and at the ERC and TVA Board levels, and (6) developing and improving TVA's risk awareness culture. TVA has cataloged major short-term and long-term enterprise level risks across the organization. A discussion of significant risks is presented in Part I, Item 1A, Risk Factors.

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

Commodity Derivatives. TVA manages risk with commodity contracts for natural gas that require physical delivery of the contracted quantity. An immediate 10 percent decline in the market price of natural gas on September 30, 2023 and 2022, would have resulted in decreases of approximately $1 million and $18 million, respectively, in the fair value of TVA's natural gas derivative instruments at these dates.

Commodity Derivatives under the FHP. TVA manages risk with commodity derivatives under the FHP by hedging exposure to the price of natural gas. An immediate 10 percent decline in the market price of natural gas on September 30, 2023 and 2022, would have resulted in a decrease of approximately $127 million and $133 million, respectively, in the fair value of TVA's natural gas derivative instruments under the FHP.

Investment Price Risk

TVA's investment price risk relates primarily to investments in TVA's NDT, ART, pension fund, SERP, DCP, and RP.

Nuclear Decommissioning Trust.  The NDT is generally designed to achieve a return in line with overall equity and debt market performance.  The assets of the trust are invested in debt and equity securities, private partnerships, and certain derivative instruments including forwards, futures, options, and swaps, and through these investments the trust has exposure to U.S. equities, international equities, real estate investment trusts, natural resource equities, high-yield debt, domestic debt, U.S. TIPS, treasuries, private real assets, private equity, and private credit strategies.  At September 30, 2023 and 2022, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $279 million and $252 million, respectively.

Asset Retirement Trust.  The ART is presently invested to achieve a return in line with overall equity and debt market performance. The assets of the trust are invested in debt and equity securities, private partnerships, and certain derivative instruments including options, and through these investments the trust has exposure to U.S. equities, real estate investment trusts, natural resource equities, high-yield debt, domestic debt, TIPS, treasuries, private real assets, private equity, and private credit strategies.  At September 30, 2023 and 2022, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $124 million and $106 million, respectively.

Qualified Pension Plan. In 2021, a new asset allocation policy was put in place to reduce risk and volatility in the TVARS investment portfolio. Furthermore, in September 2023, based on current market conditions and updated capital market assumptions, the asset allocation policy was modified to further progress towards these goals. TVARS investments will be reallocated in a prudent manner over time to move toward the new asset allocation targets. The TVARS asset allocation policy for qualified pension plan assets has targets of 17 percent growth assets, 30 percent defensive growth assets, 33 percent defensive assets, and 20 percent inflation-sensitive assets. Pursuant to the TVARS Rules and Regulations, any proposed changes in asset allocation that would change TVARS's assumed rate of investment return are subject to the review and veto of the TVA Board.

    As set forth above, the qualified pension plan assets are invested across growth assets, defensive growth assets, defensive assets, and inflation-sensitive assets. The TVARS asset allocation policy includes permissible deviations from target allocations, and action can be taken, as appropriate, to rebalance the plan's assets consistent with the asset allocation policy. At September 30, 2023 and 2022, an immediate 10 percent decrease in the value of the net assets of the fund would have reduced the value of the fund by approximately $813 million and $809 million, respectively.

    Supplemental Executive Retirement Plan. The SERP is a non-qualified defined benefit pension plan similar to those typically found in other companies in TVA's peer group and is provided to selected employees of TVA. TVA's SERP was created to recruit and retain key executives. The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA's qualified defined benefit plan and Internal Revenue Code Section 415 limits on qualified retirement plans. The SERP currently targets an asset allocation policy for its plan assets of 64 percent equity securities, which includes U.S. and non-U.S. equities, and 36 percent fixed income securities. The SERP plan assets are presently invested to achieve a return in line with overall equity and debt market performance. At September 30, 2023 and 2022, an immediate 10 percent decrease in the value of the SERP investments would have reduced the value of the investments by $8 million and $7 million, respectively.

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

Executives may alternatively choose to have their balances adjusted based on the return of certain mutual funds. At both September 30, 2023 and 2022, an immediate 10 percent decrease in the value of the deferred compensation accounts would have reduced the value of the accounts by $2 million.

Restoration Plan. The RP is a non-qualified excess 401(k) plan designed to allow certain eligible employees whose contributions to the 401(k) plan are limited by IRS rules to save additional amounts for retirement and receive non-elective and matching employer contributions. The plan is designed to provide a competitive level of retirement benefits and assist in the recruitment of executive talent for TVA. The default return on investment of the accounts is interest calculated based on the composite rate of all marketable U.S. Treasury issues. Executives may alternatively choose to have their balances adjusted based on the return of certain mutual funds. At September 30, 2023, an immediate 10 percent decrease in the value of the RP accounts would have reduced the value of the accounts by less than $1 million.

Interest Rate Risk

TVA's interest rate risk is related primarily to its short-term investments, short-term debt, long-term debt, and interest rate derivatives.

Investments.  At September 30, 2023, TVA had $501 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2023 was $544 million.  The average interest rate that TVA received on its short-term investments during 2023 was 4.65 percent. If the rates of interest that TVA received on its short-term investments during 2023 were 3.65 percent, TVA would have received $5 million less in interest from its short-term investments.  At September 30, 2022, TVA had $500 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2022 was $675 million.  The average interest rate that TVA received on its short-term investments during 2022 was slightly less than one percent.  If the rates that TVA received on its short-term investments during 2022 were exactly zero percent, TVA would have received approximately $4 million less in interest from its short-term investments.  In addition to affecting the amount of interest that TVA receives from its short-term investments, changes in interest rates could affect the value of the investments in its NDT, ART, pension plan, SERP, DCP, and RP.  See Risk Management Activities — Investment Price Risk above.

Short-Term Debt.  At September 30, 2023, TVA's short-term borrowings were $432 million, and the current maturities of power bonds and debt of variable interest entities were $1.1 billion.  Based on TVA's interest rate exposure at September 30, 2023, an immediate one percentage point increase in interest rates would have resulted in an increase of $15 million in TVA's short-term interest expense.  At September 30, 2022, TVA's short-term borrowings were $1.2 billion, and the current maturities of long-term debt were $68 million.  Based on TVA's interest rate exposure at September 30, 2022, an immediate one percentage point increase in interest rates would have resulted in an increase of $12 million in TVA's short-term interest expense.

Long-Term Debt.  At September 30, 2023 and 2022, the interest rates on all of TVA's outstanding long-term debt were fixed (or subject only to downward adjustment under certain conditions).  Accordingly, an immediate one percentage point increase in interest rates would not have affected TVA's interest expense associated with its long-term debt.  When TVA's long-term debt matures or is redeemed, however, TVA typically refinances debt in whole or in part by issuing additional debt. Accordingly, if interest rates are high when TVA issues this additional debt, TVA's cash flows, results of operations, and financial condition may be adversely affected.  This risk is somewhat mitigated by the fact that TVA's debt portfolio is diversified in terms of maturities and has a long average life.  At September 30, 2023 and 2022, the average life of TVA's debt portfolio was 14.43 years and 15.96 years, respectively.  At September 30, 2023 and 2022, the average interest rate of TVA's debt portfolio was 4.61 percent and 4.65 percent, respectively. See Note 14 — Debt and Other Obligations — Debt Outstanding for a schedule of TVA's debt maturities.

Interest Rate Derivatives. Changes in interest rates also affect the mark-to-market ("MtM") valuation of TVA's interest rate derivatives.  See Note 15 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives. TVA had two interest rate swaps outstanding at both September 30, 2023 and 2022. Net unrealized gains and losses on the remaining instruments are reflected on TVA's Consolidated Balance Sheets in a regulatory liability or asset account, and realized gains and losses are reflected in earnings.  Based on TVA's interest rate exposure at September 30, 2023, an immediate one percentage point decrease in interest rates would have increased the interest rate swap liabilities by $272 million. Based on TVA's interest rate exposure at September 30, 2022, an immediate one-half percentage point decrease in interest rates would have increased the interest rate swap liabilities by $122 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

ASSETS
	2023	2022
Current assets
Cash and cash equivalents	$501	$500
Accounts receivable, net	1,745	2,007
Inventories, net	1,108	1,072
Regulatory assets	178	138
Other current assets	134	257
Total current assets	3,666	3,974

Property, plant, and equipment
Completed plant	68,199	66,442
Less accumulated depreciation	(35,871)	(34,239)
Net completed plant	32,328	32,203
Construction in progress	3,238	2,535
Nuclear fuel	1,344	1,492
Finance leases	572	630
Total property, plant, and equipment, net	37,482	36,860

Investment funds	4,123	3,671

Regulatory and other long-term assets
Regulatory assets	5,566	6,134
Operating lease assets, net of amortization	177	155
Other long-term assets	330	394
Total regulatory and other long-term assets	6,073	6,683

Total assets	$51,344	$51,188
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	2023	2022
Current liabilities
Accounts payable and accrued liabilities	$2,618	$2,466
Accrued interest	272	273
Asset retirement obligations	272	275
Regulatory liabilities	222	391
Short-term debt, net	432	1,172
Current maturities of power bonds	1,022	29
Current maturities of long-term debt of variable interest entities	35	39
Total current liabilities	4,873	4,645

Other liabilities
Post-retirement and post-employment benefit obligations	2,527	3,072
Asset retirement obligations	7,217	6,887
Finance lease liabilities	576	628
Other long-term liabilities	1,211	1,485
Regulatory liabilities	107	172
Total other liabilities	11,638	12,244

Long-term debt, net
Long-term power bonds, net	17,844	17,826
Long-term debt of variable interest entities, net	933	968
Total long-term debt, net	18,777	18,794

Total liabilities	35,288	35,683

Commitments and contingencies (Note 22)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	15,302	14,800
Total power program proprietary capital	15,560	15,058
Nonpower programs appropriation investment, net	525	533
Accumulated other comprehensive loss	(29)	(86)
Total proprietary capital	16,056	15,505

Total liabilities and proprietary capital	$51,344	$51,188
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30
 (in millions)

	2023	2022	2021
Operating revenues
Revenue from sales of electricity	$11,899	$12,371	$10,357
Other revenue	155	169	146
Total operating revenues	12,054	12,540	10,503
Operating expenses
Fuel	2,549	2,567	1,737
Purchased power	1,633	1,921	984
Operating and maintenance	3,372	2,986	2,890
Depreciation and amortization	2,213	2,054	1,533
Tax equivalents	593	601	514
Total operating expenses	10,360	10,129	7,658
Operating income	1,694	2,411	2,845
Other income, net	61	7	13
Other net periodic benefit cost	199	258	258
Interest expense
Interest expense	1,056	1,052	1,088
Net income	$500	$1,108	$1,512
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30
(in millions)

	2023	2022	2021
Net income	$500	$1,108	$1,512
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	99	(157)	126
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	(42)	93	(97)
Total other comprehensive income (loss)	57	(64)	29
Total comprehensive income	$557	$1,044	$1,541
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the years ended September 30
 (in millions)

	2023	2022	2021
Cash flows from operating activities
Net income	$500	$1,108	$1,512
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	2,235	2,076	1,555
Amortization of nuclear fuel cost	371	347	383
Non-cash retirement benefit expense	241	328	333
Other regulatory amortization and deferrals	31	70	(72)
Changes in current assets and liabilities
Accounts receivable, net	301	(412)	(18)
Inventories and other current assets, net	(83)	(163)	42
Accounts payable and accrued liabilities	(1)	282	178
Accrued interest	(1)	(7)	(18)
Pension contributions	(306)	(308)	(306)
Settlements of asset retirement obligations	(327)	(291)	(242)
Other, net	(89)	(82)	(91)
Net cash provided by operating activities	2,872	2,948	3,256

Cash flows from investing activities
Construction expenditures	(2,526)	(2,361)	(1,963)
Nuclear fuel expenditures	(273)	(283)	(354)
Acquisition of leasehold interests in combustion turbine assets	(155)	—	—
Purchases of investments	(51)	(51)	(50)
Loans and other receivables
Advances	(7)	(9)	(7)
Repayments	8	15	9
Other, net	10	26	27
Net cash used in investing activities	(2,994)	(2,663)	(2,338)

Cash flows from financing activities
Long-term debt
Issues of power bonds	992	484	500
Redemptions and repurchases of power bonds	(29)	(1,028)	(1,860)
Payments on debt of variable interest entities	(39)	(43)	(41)
Short-term debt issues (redemptions), net	(740)	392	723
Payments on leases and leasebacks	(56)	(85)	(250)
Financing costs, net	(4)	(3)	(2)
Other, net	(1)	—	9
Net cash provided by (used in) financing activities	123	(283)	(921)
Net change in cash, cash equivalents, and restricted cash	1	2	(3)
Cash, cash equivalents, and restricted cash at beginning of year	520	518	521
Cash, cash equivalents, and restricted cash at end of year	$521	$520	$518
Note (1) Including amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
For the years ended September 30
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2020	$258	$12,177	$548	$(51)	$12,932
Net income (loss)	—	1,520	(8)	—	1,512
Total other comprehensive income (loss)	—	—	—	29	29
Return on power program appropriation investment	—	(4)	—	—	(4)
Implementation of Financial Instruments - Credit Losses Standard	—	(4)	—	—	(4)
Balance at September 30, 2021	$258	$13,689	$540	$(22)	$14,465
Net income (loss)	—	1,115	(7)	—	1,108
Total other comprehensive income (loss)	—	—	—	(64)	(64)
Return on power program appropriation investment	—	(4)	—	—	(4)
Balance at September 30, 2022	$258	$14,800	$533	$(86)	$15,505
Net income (loss)	—	508	(8)	—	500
Total other comprehensive income (loss)	—	—	—	57	57
Return on power program appropriation investment	—	(6)	—	—	(6)
Balance at September 30, 2023	$258	$15,302	$525	$(29)	$16,056
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

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash At September 30 (in millions)
	2023	2022
Cash and cash equivalents	$501	$500
Restricted cash and cash equivalents included in Other long-term assets	20	20
Total cash, cash equivalents, and restricted cash	$521	$520

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

The allowance for uncollectible accounts was less than $1 million at both September 30, 2023 and 2022, for trade accounts receivable.  Additionally, loans receivable of $104 million and $105 million at September 30, 2023 and 2022, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $3 million at both September 30, 2023 and 2022.

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

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenues earned during pre-commercial operations at the fair value of the energy delivered based on TVA's hourly incremental dispatch cost. Pre-commercial plant operations began on Colbert Combustion Turbine Units 9-10 in June 2023 and on Colbert Combustion Turbine Unit 11 in early July 2023. All three units became operational on July 25, 2023. Estimated revenue of $3 million related to this project was capitalized to offset project costs for the year ended September 30, 2023. TVA also capitalized related fuel costs for this project of $3 million for the year ended September 30, 2023.

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

Nuclear Fuel. Nuclear fuel, which is included in Property, plant, and equipment, is valued using the average cost method for raw materials and the specific identification method for nuclear fuel in a reactor.  Amortization of nuclear fuel in a reactor is calculated on a units-of-production basis and is included in fuel expense.

TVA, the U.S. Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements, referred to as the Down-blend Offering for Tritium ("DBOT"), that provide for the production, processing, and storage of low-enriched uranium that is to be made using surplus DOE highly enriched uranium and other uranium.  Low-enriched uranium can be fabricated into fuel for use in a nuclear power plant.  Production of the low-enriched uranium began in 2019 and is contracted to continue through September 2025. Contract activity will consist of storage and flag management.  Flag management ensures that the uranium is of U.S. origin, free from foreign obligations, and unencumbered by policy restrictions, so that it can be used in connection with the production of tritium. Under the terms of the interagency agreement between the DOE and TVA, the DOE will reimburse TVA for a portion of the costs of converting the highly enriched uranium to low-enriched uranium. Since 2019, TVA has received $219 million in reimbursements from the DOE, which is recorded as a reduction in nuclear fuel inventory costs. At September 30, 2023, TVA recorded $11 million in Accounts receivable, net related to this agreement.

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

Depreciation expense for the years ended September 30, 2023, 2022, and 2021 was $1.9 billion, $1.8 billion, and $1.4 billion, respectively. Depreciation expense expressed as a percentage of the average annual depreciable completed plant was 3.14 percent for 2023, 2.98 percent for 2022, and 2.28 percent for 2021.  Average depreciation rates by asset class are as follows:

Property, Plant, and Equipment Depreciation Rates At September 30 (percent)
	2023	2022	2021
Asset Class
Nuclear	2.73	2.72	2.38
Coal-fired(1)	4.98	4.27	1.95
Hydroelectric	1.82	1.85	1.60
Gas and oil-fired	3.17	3.38	2.98
Transmission	1.52	1.51	1.34
Other	4.43	3.64	7.12
Note
(1) The rates include the acceleration of depreciation related to retiring certain coal-fired units and potentially retiring the remainder of the coal-fired fleet by 2035. See Note 7 — Plant Closures.

Reacquired Rights. Property, plant, and equipment includes intangible reacquired rights, net of amortization, of $324 million and $178 million as of September 30, 2023 and 2022, respectively, related to the purchase of residual interests from lease/leaseback agreements of certain combustion turbine units ("CTs"). Reacquired rights are amortized over the estimated useful lives of the underlying CTs which range from 30 to 35 years. Amortization expense was $10 million, $6 million, and $8 million for the years ended September 30, 2023, 2022, and 2021, respectively, and accumulated amortization at September 30, 2023 and 2022 totaled $52 million and $42 million, respectively. At September 30, 2023, the estimated aggregate amortization expense for each of the next five years and thereafter is shown below:

	2024	2025	2026	2027	2028	Thereafter
Reacquired Rights	$11	$12	$11	$12	$11	$267

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

    While not specifically structured as leases, certain power purchase agreements ("PPAs") are deemed to contain a lease of the underlying generating units when the terms convey the right to control the use of the assets. Amounts recorded for these leases are generally based on the amount of the scheduled capacity payments due over the remaining terms of the PPAs, the terms of which vary. The total lease obligations included in Accounts payable and accrued liabilities, Other long-term liabilities, and Finance lease liabilities related to these agreements were $390 million and $135 million for finance and operating leases, respectively, at September 30, 2023. The total lease obligations included in Accounts payable and accrued liabilities, Other long-term liabilities, and Finance lease liabilities related to these agreements were $425 million and $133 million for finance and operating leases, respectively, at September 30, 2022.

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

    Leases with an initial term of 12 months or less, which do not include an option to extend the initial term of the lease to greater than 12 months that TVA is reasonably certain to exercise, are not recorded on the Consolidated Balance Sheets at September 30, 2023.
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

Investment Funds

    Investment funds consist primarily of trust funds designated to fund decommissioning requirements (see Note 22 — Commitments and Contingencies — Contingencies — Decommissioning Costs), the Supplemental Executive Retirement Plan ("SERP") (see Note 20 — Benefit Plans — Overview of Plans and Benefits — Supplemental Executive Retirement Plan), the Deferred Compensation Plan ("DCP"), and the Restoration Plan ("RP"). The Nuclear Decommissioning Trust ("NDT") holds funds primarily for the ultimate decommissioning of TVA's nuclear power plants. The Asset Retirement Trust ("ART") holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The NDT, ART, SERP, DCP, and RP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity and debt market performance. The NDT, ART, SERP, DCP, and RP funds are all classified as trading.

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

2.  Impact of New Accounting Standards and Interpretations

The following accounting standards have been issued but as of September 30, 2023, were not effective and had not been adopted by TVA:

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
2023. TVA adopted the standard on October 1, 2023, on a prospective basis. While early adoption was permitted, TVA did not adopt the standard early.
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
2023. TVA adopted the standard on October 1, 2023, on a prospective basis. While early adoption was permitted, TVA did not adopt the standard early.
Effect on the Financial Statements or Other Significant Matters	Adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net At September 30 (in millions)
	2023	2022
Power receivables	$1,627	$1,899
Other receivables	118	108
Accounts receivable, net(1)	$1,745	$2,007
Note
(1) Allowance for uncollectible accounts was less than $1 million at both September 30, 2023 and 2022, and therefore is not represented in the table above.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net At September 30 (in millions)
	2023	2022
Materials and supplies inventory	$849	$808
Fuel inventory	313	303
Renewable energy certificates/emissions allowance inventory, net	15	18
Allowance for inventory obsolescence	(69)	(57)
Inventories, net	$1,108	$1,072

5. Other Current Assets

Other current assets consisted of the following:

Other Current Assets At September 30 (in millions)
	2023	2022(1)
Inventory work-in-progress	$28	$18
Current portion of prepaid long-term service agreements	25	12
Commodity contract derivative assets	21	172
Prepaid software maintenance	18	14
Prepaid insurance	16	16
Other	26	25
Other current assets	$134	$257
Note
(1) At September 30, 2022, $18 million, $14 million, $16 million, and $12 million previously classified as Other (a component of Other current assets) have been reclassified to Inventory work-in-progress (a component of Other current assets), Prepaid software maintenance (a component of Other current assets), Prepaid insurance (a component of Other current assets), and Current portion of prepaid long-term service agreements (a component of Other current assets), respectively, to conform with current year presentation.

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

6. Net Completed Plant

Net completed plant consisted of the following:

Net Completed Plant At September 30 (in millions)
	2023			2022
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Coal-fired(1)	$18,525	$14,464	$4,061	$18,145	$13,649	$4,496
Gas and oil-fired	6,663	2,057	4,606	6,112	1,957	4,155
Nuclear	26,803	13,557	13,246	26,629	12,928	13,701
Transmission	9,375	3,359	6,016	8,919	3,301	5,618
Hydroelectric	4,109	1,241	2,868	3,987	1,192	2,795
Other electrical plant	1,798	780	1,018	1,724	807	917
Multipurpose dams	900	404	496	900	396	504
Other stewardship	26	9	17	26	9	17
Total	$68,199	$35,871	$32,328	$66,442	$34,239	$32,203
Note
(1) TVA recognized accelerated depreciation as a result of the decision to idle or retire certain units and the potential retirement of the remainder of the coal-fired fleet by 2035. See Note 7 — Plant Closures.

7. Plant Closures

Background

TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. Based on results of assessments presented to the TVA Board in 2019, the retirement of Bull Run Fossil Plant ("Bull Run") by December 2023 was approved, and as of September 30, 2023, the facility was retired. In addition, TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035, and that evaluation includes environmental reviews, public input, and TVA Board approval. Due to these evaluations, certain planning assumptions were updated, and their financial impacts are discussed below.

In January 2023, TVA issued its Record of Decision to retire the two coal-fired units at Cumberland Fossil Plant ("Cumberland") by the end of CY 2026 and CY 2028.

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Bull Run, TVA has recognized a cumulative $659 million of accelerated depreciation since the second quarter of 2019. Of this amount, $177 million, $140 million, and $136 million were recognized for the years ended September 30, 2023, 2022, and 2021, respectively. TVA's decision to retire the two units at Cumberland is estimated to result in approximately $16 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. TVA estimates it has recognized a cumulative $48 million of additional depreciation since January 2023, related to this decision.

TVA also recognized $14 million, $22 million, and $4 million in Operating and maintenance expense related to additional inventory reserves and project write-offs for the coal-fired fleet, including Bull Run and Cumberland, for the years ended September 30, 2023, 2022, and 2021, respectively.

8. Leases

    The following table provides information regarding the presentation of leases on the Consolidated Balance Sheets:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30 (in millions)
		2023	2022
Assets
Operating	Operating lease assets, net of amortization	$177	$155
Finance	Finance leases	572	630
Total lease assets		$749	$785

Liabilities
Current
Operating	Accounts payable and accrued liabilities	$71	$59
Finance	Accounts payable and accrued liabilities	56	59
Non-current
Operating	Other long-term liabilities	93	93
Finance	Finance lease liabilities	576	628
Total lease liabilities		$796	$839

    TVA's leases consist primarily of railcars, equipment, real estate/land, power generating facilities, and gas pipelines. TVA's leases have various terms and expiration dates remaining from less than one year to 23 years. The components of lease costs were as follows:

Lease Costs For the years ended September 30 (in millions)
	2023	2022	2021
Operating lease costs(1)	$69	$56	$52
Variable lease costs(1)	134	78	75
Short-term lease costs(1)	18	26	12
Finance lease costs
Amortization of lease assets(2)	57	58	51
Interest on lease liabilities(3)(4)	43	42	39
Total finance lease costs	100	100	90
Total lease costs	$321	$260	$229
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

The following table contains additional information with respect to cash and non-cash activities related to leases:

Amounts Recognized on TVA's Consolidated Statements of Cash Flows For the years ended September 30 (in millions)
	2023	2022	2021
Operating cash flows for operating leases	$77	$57	$53
Operating cash flows for finance leases	43	42	39
Financing cash flows for finance leases	56	60	52

Lease assets obtained in exchange for lease obligations (non-cash)
Operating leases(1)	$84	$43	$(22)
Finance leases	3	—	233
Note
(1) Amount for 2021 represents a non-cash reduction due to a lease that was amended during the fiscal year resulting in derecognition of the operating lease asset and obligation upon remeasurement.

TVA has certain finance leases under PPAs under which the present value of the minimum lease payments exceeds the fair value of the related lease asset at the date of measurement.  This resulted in an interest rate that was higher than TVA's incremental borrowing rate. The weighted average remaining lease terms in years and the weighted average discount rate for TVA's operating and financing leases were as follows:

Weighted Averages At September 30
	2023	2022
Weighted average remaining lease terms
Operating leases	3 years	3 years
Finance leases	10 years	11 years

Weighted average discount rate(1)
Operating leases	4.1%	1.5%
Finance leases	21.6%	17.8%
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

    The following table presents maturities of lease liabilities and a reconciliation of the undiscounted cash flows to lease liabilities at September 30, 2023:

Future Minimum Lease Payments Minimum payments outstanding at September 30, 2023 (in millions)
Operating leases
2024	$76
2025	51
2026	24
2027	9
2028	3
Thereafter	11
Minimum annual payments	174
Less: present value discount	(10)
Operating present value of net minimum lease payments	$164

Finance leases
2024	$109
2025	107
2026	106
2027	104
2028	102
Thereafter	450
Minimum annual payments	978
Less: amount representing interest	(346)
Finance present value of net minimum lease payments	$632

During the fourth quarter of 2023, TVA entered into a PPA with a term of 2 years that commenced in October 2023. Lease payments made over the term are expected to total approximately $43 million.

TVA has entered into three PPAs with renewable resource providers for solar generation and rights to charge and discharge battery energy storage systems. The systems are considered a lease component in these agreements. These PPAs have terms of 20 years, and are expected to commence between April 2024 and April 2025. Total capacity payments related to these batteries over the term of these PPAs are expected to total $394 million.

9.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets At September 30 (in millions)
	2023	2022
Loans and other long-term receivables, net	$97	$99
Prepaid long-term service agreements	64	74
EnergyRight® receivables, net	47	49
Prepaid capital assets	28	—
Commodity contract derivative assets	12	102
Other	82	70
Total other long-term assets	$330	$394

Loans and Other Long-Term Receivables. TVA's loans and other long-term receivables primarily consist of economic development loans for qualifying organizations and a receivable for reimbursements to recover the cost of providing long-term, on-site storage for spent nuclear fuel. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2023 and 2022, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $7 million and $6 million, respectively.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2023 and 2022, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $12 million and $13 million, respectively. See Note 12 — Other Long-Term Liabilities for information regarding the associated financing obligation.

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

Allowance Components At September 30 (in millions)
	2023	2022
EnergyRight® loan reserve	$1	$1
Economic development loan collective reserve	1	1
Economic development loan specific loan reserve	1	1
Total allowance for loan losses	$3	$3

Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on
TVA's Consolidated Balance Sheets. At September 30, 2023 and 2022, prepayments of $25 million and $12 million, respectively, were recorded in Other current assets.

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

Regulatory Assets and Liabilities At September 30 (in millions)
	2023	2022
Current regulatory assets
Unrealized losses on interest rate derivatives	$31	$47
Unrealized losses on commodity derivatives	136	14
Fuel cost adjustment receivable	11	77
Total current regulatory assets	178	138

Non-current regulatory assets
Retirement benefit plans deferred costs	1,440	1,839
Non-nuclear decommissioning costs	2,922	2,856
Unrealized losses on interest rate derivatives	272	479
Nuclear decommissioning costs	728	821
Unrealized losses on commodity derivatives	52	1
Other non-current regulatory assets	152	138
Total non-current regulatory assets	5,566	6,134
Total regulatory assets	$5,744	$6,272

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$201	$218
Unrealized gains on commodity derivatives	21	173
Total current regulatory liabilities	222	391

Non-current regulatory liabilities
Retirement benefit plans deferred credits	95	70
Unrealized gains on commodity derivatives	12	102
Total non-current regulatory liabilities	107	172
Total regulatory liabilities	$329	$563

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

    Additionally on October 1, 2014, TVA began recognizing pension costs as a regulatory asset to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan. As a result of previous plan design changes, future contributions are expected to exceed the expense calculated under U.S. GAAP. Accordingly, TVA discontinued this regulatory accounting practice as all such deferred costs were recovered as of September 30, 2023.

Non-Nuclear Decommissioning Costs.  Non-nuclear decommissioning costs include (1) certain deferred charges related to the future closure and decommissioning of TVA's non-nuclear long-lived assets, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's ART, and (4) certain other deferred charges under the accounting rules for asset retirement obligations ("AROs").  TVA has established the ART to more effectively segregate, manage, and invest funds to help meet future non-nuclear AROs.  The funds from the ART may be used, among other things, to pay the costs related to the future closure and retirement of non-nuclear long-lived assets under various legal requirements.  These future costs can be funded through a combination of investment funds set aside in the ART, future earnings on those investment funds, and future cash contributions to the ART.  In 2023 and 2022, TVA recovered in rates an amount determined by the average life of debt financed for non-nuclear decommissioning expenditures, assuming a 20-year debt service period, and contributions to the ART. Deferred charges will be recovered in rates based on an analysis of the expected expenditures, contributions, and investment earnings required to recover the decommissioning costs. Recovery of future decommissioning costs is dependent upon the future earnings of the ART, timing of decommissioning activities, and changes in decommissioning estimates. The regulatory asset is classified as long-term as amounts recovered are used to service debt or to contribute to the ART, which is restricted for future decommissioning costs.

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

Due to rising interest rates in the financial markets and net settlement payments made during 2023, TVA experienced a reduction in unrealized losses related to its derivative instruments for the year ended September 30, 2023. TVA does not recognize unrealized gains and losses from the investment portfolios and derivative instruments within earnings but rather defers all such gains and losses within a regulatory liability or asset in accordance with its accounting policy. See Note 15 — Risk Management Activities and Derivative Transactions and Note 16 — Fair Value Measurements.

Nuclear Decommissioning Costs.  Nuclear decommissioning costs include (1) certain deferred charges related to the future closure and decommissioning of TVA's nuclear generating units under the Nuclear Regulatory Commission ("NRC") requirements, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's NDT, and (4) certain other deferred charges under the accounting rules for AROs.  These future costs can be funded through a combination of investment funds set aside in the NDT and ART and future earnings on those investment funds. Deferred charges will be recovered in rates based on the analysis of expected expenditures, contributions, and investment earnings required to recover the decommissioning costs.  See Note 1 — Summary of Significant Accounting Policies — Investment Funds.  Recovery of future decommissioning costs is dependent upon the future earnings of the NDT and ART, timing of decommissioning activities, and changes in decommissioning estimates. The regulatory asset is classified as long-term as amounts recovered are contributed to the NDT or the ART, which are restricted for future decommissioning costs.

Nuclear decommissioning costs decreased $93 million for the year ended September 30, 2023 as compared to the same period of the prior year, primarily due to investment gains in the NDT and amortization of regulatory assets into expenses during 2023 as amounts were collected in rates, and these increases were partially offset by accretion of the related AROs. See Note 13 — Asset Retirement Obligations and Note 16 — Fair Value Measurements.

Unrealized Gains (Losses) on Commodity Derivatives.  TVA enters into certain derivative contracts for natural gas that require the physical delivery of the contracted quantity of the commodity. Unrealized gains (losses) on natural gas purchase contracts, included as part of unrealized gains (losses) on commodity derivatives, relate to the mark-to-market ("MtM") valuation of natural gas purchase contracts.  The natural gas purchase contracts qualify as derivative contracts but do not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of these derivative contracts as a regulatory liability or asset.  This treatment reflects TVA's ability and intent to recover the cost of these commodity contracts on a settlement basis for ratemaking purposes through the fuel cost adjustment. TVA recognizes the actual cost of fuel received under these contracts in fuel expense at the time the fuel is used to generate electricity.  These contracts expire at various times through March 2026.  Unrealized gains and losses on contracts with a maturity of less than one year are included as a current regulatory asset or liability on TVA's Consolidated Balance Sheets.  See Note 15 — Risk Management Activities and Derivative Transactions.

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

Impact on Consolidated Financial Statements

    The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of September 30, 2023 and 2022, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets At September 30 (in millions)
	2023	2022
Current liabilities
Accrued interest	$9	$10
Accounts payable and accrued liabilities	1	2
Current maturities of long-term debt of variable interest entities	35	39
Total current liabilities	45	51
Other liabilities
Other long-term liabilities	17	18
Long-term debt, net
Long-term debt of variable interest entities, net	933	968
Total liabilities	$995	$1,037

Interest expense of $48 million, $50 million, and $52 million related to debt of VIEs and membership interests of variable interest entity subject to mandatory redemption is included on the Consolidated Statements of Operations for the years ended September 30, 2023, 2022, and 2021, respectively.

At September 30, 2023, TVA had outstanding debt of VIEs of $968 million and outstanding membership interests subject to mandatory redemption (including current portion) of $18 million issued by one of its VIEs of which it is the primary beneficiary. The following table sets forth TVA's future payments at September 30, 2023:

Maturities Due in the Year Ending September 30 (in millions)
	2024	2025	2026	2027	2028	Thereafter
Long-term debt of VIEs including current maturities(1)	$35	$37	$39	$40	$42	$781
Membership interests of variable interest entity subject to mandatory redemption	1	1	1	1	1	13
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

12.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to operating leases. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities At September 30 (in millions)
	2023	2022(1)
Interest rate swap liabilities	$627	$851
Operating lease liabilities	93	93
Currency swap liabilities	131	228
Commodity contract derivative liabilities	52	1
EnergyRight® financing obligation	55	58
Long-term deferred compensation	41	39
Advances for construction	56	53
Long-term deferred revenue	45	39
Other	111	123
Total other long-term liabilities	$1,211	$1,485
Note
(1) At September 30, 2022, $1 million previously classified as Other (a component of Other long-term liabilities) has been reclassified to Commodity contract derivative liabilities (a component of Other long-term liabilities) to conform with current year presentation.
Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Other current assets, Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets. See Note 15 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment and Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities.

Operating Lease Liabilities. TVA's operating leases consist primarily of railcars, equipment, real estate/land, and power generating facilities. At September 30, 2023 and 2022, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $71 million and $59 million, respectively. See Note 8 — Leases for more information regarding leases.

Currency Swap Liabilities. To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. See Note 15 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment and Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

Commodity Contract Derivative Liabilities. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity as well as certain financial derivative contracts to hedge exposure to the price of natural gas. See Note 15 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

    EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At both September 30, 2023 and 2022, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was $14 million. See Note 9 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Compensation. TVA provides compensation arrangements to engage and retain certain employees, both executive and non-executive, which are designed to provide participants with the ability to defer compensation to future periods. The current and long-term portions are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At September 30, 2023 and 2022, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $65 million and $53 million, respectively.

Advances for Construction. TVA receives refundable and non-refundable advances for construction that are generally intended to defray all or a portion of the costs of building or extending TVA’s existing power assets. Amounts received are deferred as a liability with the long-term portion representing amounts that will not be recognized within the next 12 months. As projects meet milestones or other contractual obligations, the refundable portion is refunded to the customer and the non-

refundable portion is recognized as contributions in aid of construction and offsets the cost of plant assets. At September 30, 2023 and 2022, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $39 million and $33 million, respectively.

Long-Term Deferred Revenue. Long-term deferred revenue represents payments received that exceed services rendered resulting in the deferral of revenue. This long-term portion represents amounts that will not be recognized within the next 12 months primarily related to fiber and transmission agreements. The current and long-term portions of the deferral are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At September 30, 2023 and 2022, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $21 million and $16 million, respectively.

13.  Asset Retirement Obligations

    During the year ended September 30, 2023, TVA's total ARO liability increased $327 million.

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

The revisions in non-nuclear estimates increased the liability balance by $362 million for the year ended September 30, 2023. During the year coal combustion residuals ("CCR") closure liabilities at Bull Run, Johnsonville, and Cumberland increased $458 million due to revised cost estimates for final closure activities based on TVA's current approved closure strategies at these sites. Partially offsetting these increases, expected reductions in CCR post-closure costs for long-term monitoring at Gallatin resulted in a decrease of $60 million. In addition, CCR closure liabilities at Cumberland decreased $15 million due to identified changes in the projected timing of certain asset retirement activities, and CCR closure liabilities at Paradise decreased $9 million based on refined project cost estimates.

    The revisions in non-nuclear estimates increased $186 million for the year ended September 30, 2022. During the year, TVA completed an engineering review of its cost estimates for closure of certain areas containing coal fines at Paradise Fossil Plant ("Paradise"), which resulted in an increase of $119 million due to expected cost increases for necessary changes in activities associated with proper completion of the closure. CCR closure liabilities at Paradise and Cumberland increased $82 million due to new vendor bids, modified closure designs, and revised estimates for construction costs. Refined project cost assumptions and scope changes related to TVA's AROs for the closure of certain coal yards at its fossil plants resulted in an increase of $57 million. In addition, effective October 1, 2022, TVA implemented revised depreciation rates applicable to its completed plant due to the results of a new depreciation study. The study included a decline in the service life estimates of TVA's coal-fired plants based on current planning assumptions to potentially retire the remainder of the coal-fired fleet by 2035. As a result of the change in service life estimates reflected in the depreciation study, TVA performed an assessment of the assumptions used in the timing of cash flows related to its non-nuclear AROs. Based on the assessment, TVA increased AROs by $47 million due to identified changes in the projections of timing of certain asset retirement activities. Partially offsetting these increases, expected reductions in CCR post-closure costs for maintenance and monitoring at Paradise, Shawnee, and Colbert Fossil Plant ("Colbert") resulted in a decrease of $53 million. CCR closure liabilities at Gallatin decreased $30 million due to selection of a new vendor bid and changes to anticipated timing of certain asset retirement activities. In addition, CCR closure liabilities at Allen Fossil Plant decreased $15 million as a result of changes in cost estimates and anticipated timing of various retirement activities.

The revisions in nuclear estimates increased the liability balance by $61 million for the year ended September 30, 2022. This was primarily due to approval and implementation of the most recent site-specific cost study in September 2022 resulting in an increase of $58 million.

    Additionally, during the years ended September 30, 2023 and 2022, both the nuclear and non-nuclear liabilities were increased by periodic accretion, partially offset by settlement projects that were conducted during these periods. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets. During 2023, 2022, and 2021, $188 million, $137 million, and $72 million, respectively, of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 10 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 16 — Fair Value Measurements — Investment Funds and Note 22 — Commitments and Contingencies — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity (in millions)
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2021	$3,428	$3,574	$7,002
Settlements	(2)	(309)	(311)
Revisions in estimate	61	186	247
Accretion (recorded as regulatory asset)	156	68	224
Balance at September 30, 2022	3,643	3,519	7,162	(1)
Settlements	(8)	(271)	(279)
Revisions in estimate	7	362	369
Accretion (recorded as regulatory asset)	166	71	237
Balance at September 30, 2023	$3,808	$3,681	$7,489	(1)
Note
(1) Includes $272 million and $275 million at September 30, 2023 and 2022, respectively, in Current liabilities.

14.  Debt and Other Obligations

General

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion at any time.  At September 30, 2023, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities between one year and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes are both issued pursuant to Section 15d of the TVA Act and pursuant to the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the "Basic Resolution").  Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds.

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

TVA considers its scheduled payments under its lease financing arrangements involving John Sevier CCF and Southaven CCF as costs of operating, maintaining, and administering its power properties. Costs of operating, maintaining, and administering TVA's power properties have priority over TVA's payments on the Bonds.  Once net power proceeds have been applied to payments on power bonds and discount notes as well as any other Bonds that TVA may issue in the future that rank on parity with or subordinate to power bonds and discount notes, Section 2.3 of the Basic Resolution provides that the remaining net power proceeds shall be used only for (1) minimum payments into the U.S. Treasury required by the TVA Act as repayment of, and as a return on, the Power Program Appropriation Investment; (2) investment in power system assets; (3) additional reductions of TVA's capital obligations; and (4) other lawful purposes related to TVA's power business.

The TVA Act and the Basic Resolution each contain two bond tests: the rate test and the bondholder protection test.  Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for, among other things, debt service on outstanding Bonds.  As of September 30, 2023, TVA was in compliance with the rate test. See Note 1 — Summary of Significant Accounting Policies — General.  Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of (1) the depreciation accruals and other charges representing the amortization of capital expenditures and (2) the net proceeds from any disposition of power facilities for either the reduction of its capital obligations (including Bonds and the Power Program Appropriation Investment) or investment in power assets. TVA met the bondholder protection test for the five-year period ended September 30, 2020, and must next meet the bondholder protection test for the five-year period ending September 30, 2025.

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

Secured debt of VIEs, including current maturities, outstanding at September 30, 2023 and 2022 totaled $968 million and $1.0 billion, respectively.

Short-Term Debt

    The following table provides information regarding TVA's short-term borrowings:

Short-Term Borrowings At September 30
	2023	2022
Gross amount outstanding - discount notes (in millions)	$432	$1,173

Weighted average interest rate - discount notes	5.29%	2.93%

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

The coupon rate for the 1998 Series D PARRS, which mature in June 2028, has been reset eight times, from an initial rate of 6.750 percent to the current rate of 2.134 percent.  In connection with these resets, $318 million of the Bonds have been redeemed; therefore, $256 million of the Bonds were outstanding at September 30, 2023.  The coupon rate for the 1999 Series A PARRS, which mature in May 2029, has been reset seven times, from an initial rate of 6.50 percent to the current rate of 2.216 percent.  In connection with these resets, $316 million of the Bonds have been redeemed; therefore, $208 million of the Bonds were outstanding at September 30, 2023.

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

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the years ended September 30, 2023 and 2022.

Debt Securities Activity For the years ended September 30 (in millions)
	2023	2022
Issues
2022 Series A(1)	$—	$500
2023 Series A(2)	1,000	—
Discount on debt issues	(8)	(16)
Total	$992	$484

Redemptions/Maturities(3)
2009 Series B	$29	$28
2012 Series A	—	1,000
Total redemptions/maturities of power bonds	29	1,028
Debt of variable interest entities	39	43
Total redemptions/maturities of debt	$68	$1,071
Notes
(1) The 2022 Series A Bonds were issued at 96.786 percent of par.
(2) The 2023 Series A Bonds were issued at 99.187 percent of par.
(3) All redemptions were at 100 percent of par.

Debt Outstanding

    Total debt outstanding at September 30, 2023 and 2022, consisted of the following:

Short-Term Debt At September 30 (in millions)
CUSIP or Other Identifier	Maturity	Coupon Rate	2023	2022
Short-term debt, net of discounts			$432	$1,172
Current maturities of long-term debt of VIEs issued at par			35	39
Current maturities of power bonds issued at par
880591EF5	12/15/2023	3.770%	1	1
880591EF5	6/15/2024	3.770%	21	28
880591ER9	9/15/2024	2.875%	1,000	—
Total current maturities of power bonds issued at par			1,022	29
Total current debt outstanding, net			$1,489	$1,240

Long-Term Debt At September 30 (in millions)
CUSIP or Other Identifier	Maturity	Coupon Rate		2023 Par		2022 Par		Stock Exchange Listings
880591ER9	9/15/2024	2.875%		$—		$1,000		New York
880591EW8	5/15/2025	0.750%		1,000		1,000		New York
880591CJ9	11/1/2025	6.750%		1,350		1,350		New York, Hong Kong, Luxembourg, Singapore
880591EU2	2/1/2027	2.875%		1,000		1,000		New York
880591300(3)	6/1/2028	2.134%		256		256		New York
880591409(3)	5/1/2029	2.216%		208		208		New York
880591DM1	5/1/2030	7.125%		1,000		1,000		New York, Luxembourg
880591EX6	9/15/2031	1.500%		500		500		New York
880591DP4	6/7/2032	6.587%	(2)	305	(1)	279	(1)	New York, Luxembourg
880591DV1	7/15/2033	4.700%		472		472		New York, Luxembourg
880591EF5	6/15/2034	3.770%		139		160		None
880591DX7	6/15/2035	4.650%		436		436		New York
880591CK6	4/1/2036	5.980%		121		121		New York
880591CS9	4/1/2036	5.880%		1,500		1,500		New York
880591CP5	1/15/2038	6.150%		1,000		1,000		New York
880591ED0	6/15/2038	5.500%		500		500		New York
880591EH1	9/15/2039	5.250%		2,000		2,000		New York
880591EP3	12/15/2042	3.500%		1,000		1,000		New York
880591DU3	6/7/2043	4.962%	(2)	183	(1)	168	(1)	New York, Luxembourg
880591EB4	1/15/2048	4.875%		500		500		New York, Luxembourg
880591DZ2	4/1/2056	5.375%		1,000		1,000		New York
880591EJ7	9/15/2060	4.625%		1,000		1,000		New York
880591ES7	9/15/2065	4.250%		1,000		1,000		New York
880591EY4	9/15/2052	4.250%		500		500		New York
880591EZ1	3/15/2028	3.875%		1,000		—		New York
Subtotal				17,970		17,950
Unamortized discounts, premiums, issue costs, and other				(126)		(124)
Total long-term outstanding power bonds, net				17,844		17,826
Long-term debt of VIEs, net				933		968
Total long-term debt, net				$18,777		$18,794
Notes
(1)  Includes total net exchange gain from currency transactions of $109 million and $150 million at September 30, 2023 and 2022, respectively.
(2)  The coupon rate represents TVA's effective interest rate.
(3)  TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions.  See Put Options above.

Maturities Due in the Year Ending September 30 (in millions)
	2024	2025	2026	2027	2028	Thereafter	Total
Long-term power bonds including current maturities(1)	$1,022	$1,022	$1,370	$1,020	$1,272	$13,395	$19,101
Short-term debt(2)	432	—	—	—	—	—	432
Notes
(1) Long-term power bonds do not include non-cash items of foreign currency exchange gain of $109 million, unamortized debt issue costs of $41 million, or net discount on sale of Bonds of $85 million.
(2) Short-term debt does not include the non-cash item of discount on issuance of discount notes of less than $1 million.

Credit Facility Agreements

TVA has funding available under four long-term revolving credit facilities totaling $2.7 billion. See the table below for additional information on the four long-term revolving credit facilities. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At September 30, 2023 and 2022, there were $535 million and $704 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. TVA's letters of credit are primarily posted as collateral under TVA's interest rate swaps. See Note 15 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral. TVA may also post collateral for TVA's currency swaps, for commodity derivatives under the Financial Hedging program ("FHP"), or for certain transactions with third parties that require TVA to post letters of credit.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At September 30, 2023 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
February 2025	$500	$302	$—	$198
March 2026	150	38	—	112
September 2026	1,000	99	—	901
March 2027	1,000	96	—	904
Total	$2,650	$535	$—	$2,115

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2024 with a maturity date of September 30, 2024. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at September 30, 2023. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

Lease/Leasebacks

    TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking CTs as well as certain qualified technological equipment and software ("QTE"). Due to TVA's continuing involvement with the combustion turbine facilities and the QTE during the leaseback term, TVA accounted for the lease proceeds as financing obligations. There were no outstanding leaseback obligations related to the remaining CTs and QTE at September 30, 2023 and 2022. Prior to 2021, TVA made final rent payments involving 16 CTs and acquired the equity interest related to these transactions. Rent payments under the remaining CT lease/leaseback transactions were made through January 2022. In December 2021, TVA gave notice of its election to acquire the leasehold interests related to the remaining eight CTs for a total of $155 million. One associated acquisition closed in December 2022 for $78 million, and the other acquisition closed in May 2023 for $77 million. As a result, TVA recorded the cash consideration as reacquired rights, which is an intangible asset included in Completed plant on the Consolidated Balance Sheet. The amount will be amortized over the remaining estimated useful life of the underlying CTs. TVA recognized $3 million of amortization expense related to the reacquired rights within the Consolidated Statements of Operations for the year ended September 30, 2023. Transaction costs were not material. The estimated amortization expense will be $5 million annually from 2024 through 2052. The estimated amortization expense will be $2 million in 2053.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Amount of Mark-to-Market Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)
For the years ended September 30
(in millions)

Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2023	2022
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$99	$(157)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
For the years ended September 30

Derivatives in Cash Flow Hedging Relationship	2023	2022
Currency swaps	$42	$(93)
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $20 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to the forecasted exchange loss on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) For the years ended September 30 (in millions)

Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2023	2022
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(45)	$(103)

Commodity derivatives under the FHP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	(348)	47
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory liabilities and assets. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the years ended September 30, 2023 and 2022.
(2) Of the amount recognized in 2023, $301 million and $47 million were reported in Fuel expense and Purchased power expense, respectively. Of the amount recognized in 2022, $38 million and $9 million were reported in Fuel expense and Purchased power expense, respectively.

Fair Values of TVA Derivatives At September 30 (in millions)
	2023		2022
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(72)	Accounts payable and accrued liabilities $(6); Other long-term liabilities $(66)	$(130)	Accounts payable and accrued liabilities $(7); Other long-term liabilities $(123)
£150 million Sterling	(69)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(65)	(110)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(105)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(499)	Other current assets $1; Accrued interest $(27); Other long-term liabilities $(473)	$(672)	Accounts payable and accrued liabilities $(9); Accrued interest $(33); Other long-term liabilities $(630)
$476 million notional	(159)	Other current assets $3; Accrued interest $(8); Other long-term liabilities $(154)	(233)	Accounts payable and accrued liabilities $(3); Accrued interest $(9); Other long-term liabilities $(221)
Commodity contract derivatives	31	Other current assets $21; Other long-term assets $12; Accounts payable and accrued liabilities $(1); Other long-term liabilities $(1)	145	Other current assets $118; Other long-term assets $34; Accounts payable and accrued liabilities $(6); Other long-term liabilities $(1)
Commodity derivatives under the FHP	(186)	Accounts payable and accrued liabilities $(135); Other long-term liabilities $(51)	115	Accounts receivable, net $1; Other current assets $54; Other long-term assets $68; Accounts payable and accrued liabilities $(8)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding at September 30, 2023:

Currency Swaps Outstanding
Effective Date of Currency Swap Contract	Associated TVA Bond Issues Currency Exposure	Expiration Date of Swap	Overall Effective Cost to TVA
2001	£250 million	2032	6.587%
2003	£150 million	2043	4.962%

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the MtM gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Other current assets, Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the years ended September 30, 2023 and 2022, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $240 million and $728 million, respectively.  TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA may also enter into short-term PPAs with a term of less than one year that provide an option to financially settle contracted power deliveries. This option creates an embedded derivative in the hosting power purchase agreement. TVA marks to market these contracts and defers the unrealized gains (losses) as regulatory liabilities (assets). At September 30, 2023, TVA's natural gas contract derivatives had terms of up to three years.

Commodity Contract Derivatives At September 30
	2023			2022
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	54	318 million mmBtu	$31	44	296 million mmBtu	$145

Commodity Derivatives under the FHP. In 2022, the FHP was reinstated, and hedging activity began under the program in the second quarter of 2022. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's FHP policy prohibits trading financial instruments under the FHP for speculative purposes. At September 30, 2023, TVA's natural gas swap contracts under the FHP had remaining terms of up to five years.

Commodity Derivatives under Financial Hedging Program(1) At September 30
	2023				2022
	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)
Natural gas
Swap contracts	221	388	million mmBtu	$(186)	225	256	million mmBtu	$115
Note
(1) Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net value of contractual amounts.

TVA defers all FHP unrealized gains (losses) as regulatory liabilities (assets) and records the realized gains or losses in Fuel expense and Purchased power expense to match the delivery period of the underlying commodity. The fair value of commodity derivatives under the FHP decreased $301 million primarily due to a decrease in forward natural gas prices at September 30, 2023 as compared to September 30, 2022.

Offsetting of Derivative Assets and Liabilities

    The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) At September 30 (in millions)
	2023	2022
Assets
Interest rate swaps	$4	$—
Commodity contract derivatives	33	152
Commodity derivatives under the FHP(2)	—	123
Total derivatives subject to master netting or similar arrangement	$37	$275

Liabilities
Currency swaps	$141	$240
Interest rate swaps(3)	662	905
Commodity contract derivatives	2	7
Commodity derivatives under the FHP(2)	186	8
Total derivatives subject to master netting or similar arrangement	$991	$1,160
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no other material offsetting amounts on TVA's Consolidated Balance Sheets at either September 30, 2023 or 2022.
(2) At September 30, 2023, the gross derivative asset and gross derivative liability was $26 million and $212 million, respectively, with offsetting amounts for each totaling $26 million.
(3) Letters of credit of approximately $509 million and $704 million were posted as collateral at September 30, 2023 and 2022, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the NDT, ART, SERP, DCP, and RP.  See Note 16 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments.  The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.   At September 30, 2023 and 2022, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $11 million and $4 million at September 30, 2023 and 2022, respectively.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At September 30, 2023, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $987 million.  TVA's collateral obligations at September 30, 2023, under these arrangements were $429 million, for which TVA had posted $509 million in letters of credit.  These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the interest rate swap contracts as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.6 billion and $1.9 billion of receivables from power sales outstanding at September 30, 2023 and 2022, respectively, nearly all counterparties were rated investment grade. The obligations of customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 3 — Accounts Receivable, Net, and Note 9 — Other Long-Term Assets.
TVA had revenue from two LPCs that collectively accounted for 17 percent of total operating revenues for both the years ended September 30, 2023 and 2022.

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

TVA continues to experience impacts due to inflation, supply chain material challenges, and labor availability. This has led to project delays, limited availability, and/or price increases for supplies and labor. TVA has been able to manage these challenges with limited business disruptions at this time; however, should pressures continue long term, TVA could experience more significant disruptions and pressure to increase power rates.

Natural Gas and Fuel Oil. TVA purchases a significant amount of its natural gas requirements through contracts with a variety of suppliers and purchases substantially all of its fuel oil requirements on the spot market. TVA delivers to its gas fleet under firm and non-firm transportation contracts on multiple interstate natural gas pipelines. TVA contracts for storage capacity that allows for operational flexibility and increased supply during peak gas demand scenarios or supply disruptions. TVA plans to continue using contracts of various lengths and terms to meet the projected natural gas needs of its natural gas fleet. TVA also maintains on-site, fuel oil backup to operate at the majority of the combustion turbine sites in the event of major supply disruptions. In the event suppliers are unable to perform under existing contracts, TVA can utilize its storage portfolio or other suppliers to help secure replacement natural gas volumes.

    Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at September 30, 2023. The contracted supply of coal is sourced from several geographic regions of the U.S. and is delivered via barge and rail. As a result of emerging technologies, environmental regulations, industry trends, and natural gas market volatility over the past few years, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies, restructuring, mine closures, or other scenarios. A long-term continued decline in demand for coal could result in more consolidations, additional bankruptcies, restructuring, mine closures, or other scenarios.

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

Other Suppliers. Mounting solar supply chain constraints, commodity price increases, and the recent trade policy investigation into solar panel imports have created challenges for the U.S. solar industry. Both TVA's Self-Directed Solar project and TVA's existing solar PPA portfolio are not immune from these challenges. Similar to the experience of the rest of the industry, the majority of TVA's contracted PPAs from previous requests for proposals ("RFPs") that are not yet online have been impacted by project delays and price increases, and TVA terminated one PPA because of counterparty default.

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At September 30, 2023, all of TVA's commodity derivatives under the FHP, currency swaps, interest rate swaps, and PPAs with option to settle were with counterparties whose Moody's credit ratings were A2 or higher. TVA classifies forward natural gas contracts as derivatives. At September 30, 2023, the forward natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value. Except for gains and losses on SERP, DCP, and RP assets, all changes in fair value of these assets and liabilities have been recorded as changes in regulatory assets, regulatory liabilities, or AOCI on TVA's Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss). Except for gains and losses on SERP and DCP assets, there has been no impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows related to these fair value measurements.

Investment Funds

    At September 30, 2023, Investment funds were comprised of $4.1 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, DCP, and RP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $2.8 billion and $1.2 billion, respectively, at September 30, 2023.

TVA established a SERP to provide benefits to selected employees of TVA which are comparable to those provided by competing organizations. The DCP is designed to provide participants with the ability to defer compensation to future periods. The RP is a non-qualified excess 401(K) plan designed to allow certain eligible employees whose contributions to the 401(k) plan are limited by Internal Revenue Service ("IRS") rules to save additional amounts for retirement and receive non-elective and matching employer contributions. The NDT, ART, SERP, DCP, and RP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity and debt market performance.

The NDT, ART, SERP, DCP, and RP are composed of multiple types of investments and are managed by external institutional investment managers. Most U.S. and international equities, U.S. Treasury inflation-protected securities ("TIPS"), real estate investment trust securities, and cash securities and certain derivative instruments are measured based on quoted exchange prices in active markets and are classified as Level 1 valuations. Fixed-income investments, high-yield fixed-income investments, currencies, and most derivative instruments are non-exchange traded and are classified as Level 2 valuations. These measurements are based on market and income approaches with observable market inputs.

    Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $237 million, private real assets of $123 million, and private credit of $81 million at September 30, 2023. The ART had unfunded commitments related to limited partnerships in private equity of $124 million, private real assets of $60 million, and private credit of $43 million at September 30, 2023. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

Commingled funds represent investment funds comprising multiple individual financial instruments. The commingled funds held by the NDT, ART, SERP, DCP, and RP consist of either a single class of securities, such as equity, debt, or foreign currency securities, or multiple classes of securities. All underlying positions in these commingled funds are either exchange traded or measured using observable inputs for similar instruments. The fair value of commingled funds is based on NAV per fund share (the unit of account), derived from the prices of the underlying securities in the funds. These commingled funds can be redeemed at the measurement date NAV and are classified as Commingled funds measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)(1) For the years ended September 30 (in millions)
Fund	Financial Statement Presentation	2023	2022
NDT	Regulatory assets(2)	$162	$(396)
ART	Regulatory assets(3)	96	(190)
SERP	Other income (expense)	6	(19)
DCP	Other income (expense)	1	(5)
Notes
(1) Employee contributions to the RP began in the second quarter of 2023. As of September 30, 2023, the unrealized losses for the RP were less than $1 million, and therefore were not represented in the table above.
(2) Includes $27 million of unrealized gains and $138 million of unrealized losses related to NDT equity securities (excluding commingled funds) for the years ended September 30, 2023 and 2022, respectively.
(3) Includes $13 million of unrealized gains and $44 million of unrealized losses related to ART equity securities (excluding commingled funds) for the years ended September 30, 2023 and 2022, respectively.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2022) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2023.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2023 and 2022. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At September 30, 2023 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$608	$—	$—	$608
Government debt securities(1)(2)	287	60	—	347
Corporate debt securities(3)	—	300	—	300
Mortgage and asset-backed securities	—	36	—	36
Institutional mutual funds	288	—	—	288
Forward debt securities contracts	—	11	—	11
Cash equivalents and other short-term investments(2)	104	166	—	270
Private equity funds measured at net asset value(4)	—	—	—	583
Private real asset funds measured at net asset value(4)	—	—	—	387
Private credit funds measured at net asset value(4)	—	—	—	158
Commingled funds measured at net asset value(4)	—	—	—	1,135
Total investments	1,287	573	—	4,123
Interest rate swaps	—	4	—	4
Commodity contract derivatives	—	33	—	33
Total	$1,287	$610	$—	$4,160

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(5)	$—	$141	$—	$141
Interest rate swaps	—	662	—	662
Commodity contract derivatives	—	2	—	2
Commodity derivatives under the FHP	—	186	—	186
Total	$—	$991	$—	$991
Notes
(1) Includes securities of government-sponsored entities.
(2) There are $287 million of U.S. Treasury Securities in Level 1 Government debt securities and $104 million of U.S. Treasury Securities in Level 1 Cash equivalents and other short-term investments for a total of $391 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
(3) Includes both U.S. and foreign debt.
(4) Certain investments that are measured at fair value using the NAV or its equivalent ("alternative investments") have not been categorized in the fair value hierarchy. The inputs to these fair value measurements include underlying NAVs, discounted cash flow valuations, comparable market valuations, and adjustments for currency, credit, liquidity, and other risks. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheets.
(5) TVA records currency swaps net of cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 15 — Risk Management Activities and Derivative Transactions — Offsetting of Derivative Assets and Liabilities.

Fair Value Measurements At September 30, 2022 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$534	$—	$—	$534
Government debt securities(1)(2)(3)	297	35	—	332
Corporate debt securities(3)(4)	—	282	—	282
Mortgage and asset-backed securities	—	52	—	52
Institutional mutual funds	242	—	—	242
Forward debt securities contracts	—	4	—	4
Cash equivalents and other short-term investments(2)(3)	61	118	—	179
Private equity funds measured at net asset value(5)	—	—	—	487
Private real asset funds measured at net asset value(5)	—	—	—	369
Private credit funds measured at net asset value(5)	—	—	—	103
Commingled funds measured at net asset value(3)(5)	—	—	—	1,087
Total investments	1,134	491	—	3,671
Commodity contract derivatives	—	152	—	152
Commodity derivatives under the FHP	—	123	—	123
Total	$1,134	$766	$—	$3,946

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(6)	$—	$240	$—	$240
Interest rate swaps	—	905	—	905
Commodity contract derivatives	—	7	—	7
Commodity derivatives under the FHP	—	8	—	8
Total	$—	$1,160	$—	$1,160
Notes
(1) Includes securities of government-sponsored entities.
(2) There are $297 million of U.S. Treasury Securities in Level 1 Government debt securities and $61 million of U.S. Treasury Securities in Level 1 Cash equivalents and other short-term investments for a total of $358 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
(3) At September 30, 2022, $61 million of the Level 1 Government debt securities have been reclassified to Level 1 Cash equivalents and other short-term investments. At September 30, 2022, $1 million of the Level 2 Government debt securities, $1 million of the Level 2 Corporate debt securities, and $116 million of the Commingled funds measured at net asset value have been reclassified to Level 2 Cash equivalents and other short-term investments.
(4) Includes both U.S. and foreign debt.
(5) Certain investments that are measured at fair value using the NAV or its equivalent ("alternative investments") have not been categorized in the fair value hierarchy. The inputs to these fair value measurements include underlying NAVs, discounted cash flow valuations, comparable market valuations, and adjustments for currency, credit, liquidity, and other risks. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheets.
(6) TVA records currency swaps net of cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 15 — Risk Management Activities and Derivative Transactions — Offsetting of Derivative Assets and Liabilities.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at September 30, 2023 and 2022, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at September 30, 2023 and 2022, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At September 30, 2023		At September 30, 2022
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$59	$55	$62	$62

Loans and other long-term receivables, net (including current portion)	Level 2	104	96	105	96

EnergyRight® financing obligations (including current portion)	Level 2	69	81	72	81

Unfunded loan commitments	Level 2	—	1	—	—

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	18	19	20	22

Long-term outstanding power bonds, net (including current maturities)	Level 2	18,866	17,963	17,856	18,070

Long-term debt of VIEs, net (including current maturities)	Level 2	968	927	1,007	989

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

LPC sales
Approximately 92 percent of TVA's Revenue from sales of electricity for both the years ended September 30, 2023 and 2022, was from LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During 2023, revenues generated from TVA's electricity sales were $11.9 billion and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for each of the last three years are detailed in the table below:

Operating Revenues By State For the years ended September 30 (in millions)
	2023	2022	2021
Alabama	$1,731	$1,778	$1,508
Georgia	284	299	254
Kentucky	773	821	655
Mississippi	1,146	1,182	984
North Carolina	89	87	66
Tennessee	7,819	8,137	6,841
Virginia	46	48	42
Subtotal	11,888	12,352	10,350
Off-system sales	14	19	7
Revenue capitalized during pre-commercial plant operations(1)	(3)	—	—
Revenue from sales of electricity	11,899	12,371	10,357
Other revenue	155	169	146
Total operating revenues	$12,054	$12,540	$10,503
Note
(1) Represents revenue capitalized during pre-commercial operations at Colbert Combustion Turbine Units 9-11.

    TVA's operating revenues by customer type for each of the last three years are detailed in the table below:

Operating Revenues by Customer Type For the years ended September 30 (in millions)
	2023	2022	2021
Revenue from sales of electricity
Local power companies	$10,903	$11,291	$9,534
Industries directly served	864	926	707
Federal agencies and other	135	154	116
Revenue capitalized during pre-commercial plant operations(1)	(3)	—	—
Revenue from sales of electricity	11,899	12,371	10,357
Other revenue	155	169	146
Total operating revenues	$12,054	$12,540	$10,503
Note
(1) Represents revenue capitalized during pre-commercial operations at Colbert Combustion Turbine Units 9-11.

    TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $199 million, $199 million, and $189 million, respectively, for the years ended September 30, 2023, 2022, and 2021. In 2020, TVA provided participating LPCs a flexibility option, named Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in August 2023 which permit projects to be located anywhere in TVA's service area, either connected to the LPC distribution system or TVA's transmission system, and make it easier for LPCs to partner in projects. As of September 30, 2023, 147 LPCs had signed the Partnership Agreement with TVA, and 89 LPCs had signed a Power Supply Flexibility Agreement.

In previous years, the TVA Board approved pandemic credits, which were effective for 2021, 2022, and 2023. These credits provided an annual 2.5 percent monthly base rate credit and applied to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. For the years ended September 30, 2023, 2022, and 2021, pandemic credits totaled $225 million and $228 million, and $221 million, respectively.

The number of LPCs by contract arrangement, the revenues derived from such arrangements for 2023, and the percentage those revenues comprised of TVA's total operating revenues for 2023, are summarized in the table below:

TVA Local Power Company Contracts At or for the year ended September 30, 2023
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	147	$9,367	77.7%
5-year termination notice	6	1,536	12.7%
Total	153	$10,903	90.4%
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

    TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively.  Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues in 2023, 2022, and 2021.

Contract Balances

    Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at September 30, 2023.

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

    Economic Development Incentives. Under certain economic development programs TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $330 million, $328 million, and $315 million for 2023, 2022, and 2021, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At September 30, 2023 and 2022, the outstanding unpaid incentives were $188 million and $187 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

18.  Other Income, Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income, Net For the years ended September 30 (in millions)
	2023	2022	2021
Bellefonte	$—	$—	$(28)
Interest income	34	15	12
External services	15	16	13
Gains (losses) on investments	13	(17)	16
Miscellaneous	(1)	(7)	—
Total other income, net	$61	$7	$13

19. Supplemental Cash Flow Information

    Interest paid was $1.1 billion for each of 2023, 2022, and 2021. These amounts differ from interest expense in certain years due to the timing of payments. There was no interest capitalized in 2023, 2022, or 2021.

    Construction in progress and nuclear fuel expenditures included in Accounts payable and accrued liabilities at September 30, 2023, 2022, and 2021 were $559 million, $510 million, and $539 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the years ended September 30, 2023, 2022, and 2021 as non-cash investing activities. ARO project accruals included in Accounts payable and accrued liabilities at September 30, 2023, 2022, and 2021 were $71 million, $119 million, and $98 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the years ended September 30, 2023, 2022, and 2021 as non-cash operating activities.

    There are no material finance leases that were entered into during the years ended September 30, 2023 and 2022. Excluded from the Consolidated Statements of Cash Flows for the year ended September 30, 2021, were non-cash investing and financing activities of $233 million related primarily to an increase in lease assets and liabilities incurred for a finance lease that was amended in March 2021. See Note 8 — Leases for further information regarding TVA's finance leases.

    Cash flows from swap contracts that are accounted for as hedges are classified in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

20.  Benefit Plans

    TVA sponsors a pension plan that covers most of its full-time employees hired prior to July 1, 2014, a qualified defined contribution plan ("401(k) plan") that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of eligible retirees' medical coverage, other post-employment benefits such as workers' compensation, the Restoration Plan, and the SERP.  The pension plan and the 401(k) plan are administered by a separate legal entity, the TVA Retirement System ("TVARS"), which is governed by its own board of directors (the "TVARS Board").

Overview of Plans and Benefits

    Retirement Plans. The participants in the pension plan receive either a traditional final average pay pension or a cash balance pension.  The traditional pension benefit is based on the participant's creditable service, average monthly salary for the participant's highest three consecutive years of eligible compensation, and a pension factor based on the participant's age and years of service, less a Social Security offset. The cash balance pension benefit is based on pay and interest credits accumulated in the participant's account and the participant's age.

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

    401(k) Plan. Under the 401(k) plan, the non-elective and matching contributions TVA makes to participant accounts depends on the employee's hire date, years of service, and individual elections. Non-elective employer contributions for eligible participants range from three percent to six percent and matching employer contributions range from 1.5 percent to six percent. TVA recognized 401(k) contribution costs of $105 million, $97 million, and $92 million during 2023, 2022, and 2021, respectively.

Restoration Plan. TVA established the Restoration Plan, a nonqualified excess 401(k) plan, to allow certain eligible employees whose contributions to the 401(k) plan are limited by IRS rules to save additional amounts for retirement and receive non-elective and matching employer contributions. During 2023, TVA recognized less than $1 million in Restoration Plan benefit costs.

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

Accounting Mechanisms

Regulatory Accounting.  TVA has classified all amounts related to unrecognized prior service costs/(credits), net actuarial gains or losses, and the funded status as regulatory assets or liabilities as such amounts are probable of collection in future rates. Additionally, TVA recognizes pension costs as regulatory assets or regulatory liabilities to the extent that the amount calculated under U.S. GAAP as pension expense differs from the amount TVA contributes to the pension plan as pension plan contributions. As a result of plan design changes, future contributions are expected to exceed the expense calculated under U.S. GAAP. Accordingly, TVA discontinued this regulatory accounting practice as all such deferred costs were recovered as of September 30, 2023.

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

Amortization of Net Gain or Loss.  TVA utilizes the corridor approach for gain/loss amortization.  Differences between actuarial assumptions and actual plan results are deferred and amortized into periodic cost only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets.  If necessary, the excess is amortized over the average future expected working lifetime of participants expected to receive benefits, which is approximately 11 years for the pension plan and 14 years for the post-retirement plans.

Amortization of Prior Service Cost/(Credit). Amortization of net prior service cost/(credit) resulting from a plan change is included as a component of period expense in the year first recognized and every year thereafter until it is fully amortized.  The increase or decrease in the benefit obligation due to the plan change is amortized over the average remaining service period of participating employees expected to receive benefits under the plan. The pension and post-retirement plans currently have prior service costs/(credits) from plan changes made in 2016, 2018, 2020, and 2021 with remaining amortization periods ranging from one to six years. However, when a plan change reduces the benefit obligation, existing positive prior service costs are reduced or eliminated starting with the earliest established before a new prior service credit base is established.

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

Obligations and Funded Status

The actuarial results provided reflect data and assumptions appropriate for the purpose of the measurement of plan obligations and funded status for the year ended. Lingering effects of the COVID-19 pandemic, supply-chain disruptions, inflation, and geopolitical tensions on the financial markets, regulations, and experience are uncertain and still evolving, creating an additional degree of complexity associated with the future occurrence or outcome of events and conditions underlying the significant accounting assumptions used to measure the plan obligations.

The changes in plan obligations, assets, and funded status for the years ended September 30, 2023 and 2022, were as follows:

Obligations and Funded Status For the years ended September 30 (in millions)
812,900,000	Pension Benefits		Other Post-Retirement Benefits
809,400,000	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$10,536	$13,348	$388	$498
Service cost	32	53	10	17
Interest cost	568	378	18	15
Plan participants' contributions	4	5	—	—
Collections(1)	—	—	13	15
Actuarial (gain) loss	(284)	(2,509)	(44)	(114)
Net transfers (to) from variable fund/401(k) plan	4	11	—	—
Expenses paid	(7)	(6)	—	—
Benefits paid	(754)	(744)	(38)	(43)
Benefit obligation at end of year	10,099	10,536	347	388

Change in plan assets
Fair value of net plan assets at beginning of year	8,094	9,110	—	—
Actual return on plan assets	482	(590)	—	—
Plan participants' contributions	4	5	—	—
Collections(1)	—	—	13	15
Net transfers (to) from variable fund/401(k) plan	4	11	—	—
Employer contributions	306	308	25	28
Expenses paid	(7)	(6)	—	—
Benefits paid	(754)	(744)	(38)	(43)
Fair value of net plan assets at end of year	8,129	8,094	—	—
Funded status	$(1,970)	$(2,442)	$(347)	$(388)
Note
(1) Collections include retiree contributions as well as provider discounts and rebates.
    For 2023, the $284 million pension benefit obligation actuarial gain was primarily due to the increase in the discount rate from 5.60 percent to 5.95 percent, which decreased the liability by $334 million. In addition, based on the results obtained from the most recent experience study performed in 2023, TVA recognized actuarial gains of $23 million due to the revision in demographic and other experience related assumptions to reflect anticipated future plan experience. These gains were partially offset by a $61 million actuarial loss due to higher COLA and higher interest crediting rates than previously assumed for CY 2024, and a $12 million actuarial loss due to observed plan experience.

For 2022, the $2.5 billion pension benefit obligation actuarial gain was primarily due to the increase in the discount rate from 2.90 percent to 5.60 percent, which decreased the liability by $3.5 billion. This gain was partially offset by a $527 million actuarial loss due to mortality assumption changes, a $411 million actuarial loss due to the higher COLA and higher interest crediting rates than previously assumed for CY 2023 and CY 2024, and a $78 million actuarial loss due to demographic and plan experience.

The other post-retirement actuarial gain for 2023 decreased the benefit obligation by $44 million. TVA recognized a $61 million actuarial gain primarily due to lower retirement rate assumptions than previously assumed and actuarial gains of $10 million due to the revision of demographic and other experience related assumptions to reflect anticipated future plan experience based on the results obtained from the 2023 experience study. In addition, TVA recognized a $17 million actuarial gain from the increase in the discount rate from 5.65 percent to 6.05 percent. These gains were partially offset by a $27 million actuarial loss to reflect observed and anticipated plan experience for contribution costs and pre-Medicare per capita claims costs and a $17 million actuarial loss due to changes in the pre-Medicare per capita claims cost trend rate assumptions.

The $114 million other post-retirement actuarial gain for 2022 was primarily due to the increase in the discount rate from 3.05 percent to 5.65 percent, which decreased the liability by $168 million. The liability decreased an additional $31 million as a result of an actuarial gain from delaying the ultimate post-Medicare trend rate assumption two years due to favorable premium rates. These gains were partially offset by a $67 million actuarial loss due to changes in pre-Medicare trend rate assumptions related to higher claim costs and lower expected future retiree contributions. In addition, TVA recognized an $18 million actuarial loss due to mortality assumption changes.

Amounts related to these benefit plans recognized on TVA's Consolidated Balance Sheets consist of regulatory assets and liabilities that have not been recognized as components of net periodic benefit cost at September 30, 2023 and 2022, and the funded status of TVA's benefit plans, which are included in Accounts payable and accrued liabilities and Post-retirement and post-employment benefit obligations:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30 (in millions)
	Pension Benefits		Other Post-Retirement Benefits
	2023	2022	2023	2022
Regulatory assets (liabilities)	$1,440	$1,839	$(95)	$(70)
Accounts payable and accrued liabilities	(6)	(6)	(21)	(22)
Pension and post-retirement benefit obligations(1)	(1,964)	(2,436)	(326)	(366)
Note
(1) The table above excludes $237 million and $270 million of post-employment benefit costs that are recorded in Post-retirement and post-employment benefit obligations on the Consolidated Balance Sheets at September 30, 2023 and 2022, respectively.

Unrecognized amounts included in regulatory assets or liabilities yet to be recognized as components of accrued benefit cost at September 30, 2023 and 2022, consisted of the following:

Post-Retirement Benefit Costs Deferred as Regulatory Assets (Liabilities) At September 30 (in millions)
	Pension Benefits		Other Post-Retirement Benefits
	2023	2022	2023	2022
Unrecognized prior service credit	$(336)	$(424)	$(59)	$(76)
Unrecognized net loss (gain)	1,776	2,186	(36)	6
Amount capitalized due to actions of regulator	—	77	—	—
Total regulatory assets (liabilities)	$1,440	$1,839	$(95)	$(70)

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

Accumulated Benefit Obligations in Excess of Plan Assets At September 30 (in millions)
	2023	2022
Accumulated benefit obligation	$10,069	$10,508
Fair value of net plan assets	8,129	8,094

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the years ended September 30, 2023, 2022, and 2021 were as follows:

Components of Net Periodic Benefit Cost For the years ended September 30 (in millions)
	Pension Benefits			Other Post-Retirement Benefits
	2023	2022	2021	2023	2022	2021
Service cost	$32	$53	$57	$10	$17	$18
Interest cost	568	378	368	18	15	16
Expected return on plan assets	(492)	(435)	(493)	—	—	—
Amortization of prior service credit	(88)	(93)	(97)	(17)	(17)	(18)
Recognized net actuarial loss (gain)	135	392	452	(2)	5	11
Total net periodic benefit cost as actuarially determined	155	295	287	9	20	27
Amount expensed due to actions of regulator	77	13	19	—	—	—
Net periodic benefit cost	$232	$308	$306	$9	$20	$27

Plan Assumptions

Plan assumptions utilized to determine benefit obligations and net periodic benefit costs include discount rates, projected health care cost trend rates, COLAs, expected long-term rate of return on plan assets, rate of increase in future compensation levels, retirement rates, expected timing and form of payments, and mortality rates, of which certain key assumptions are noted below. Every five years, a formal actuarial experience study that compares assumptions to the actual experience is conducted. Additional ad-hoc experience studies are performed as needed to review recent experience and validate recommended changes to the actuarial assumptions used based upon TVA's latest experience study in 2023.

Actuarial Assumptions Utilized to Determine Benefit Obligations at September 30
	Pension Benefits		Other Post-Retirement Benefits
	2023	2022	2023	2022
Discount rate	5.95%	5.60%	6.05%	5.65%
Average rate of compensation increase	4.05%	3.32%	N/A	N/A
Weighted average interest crediting rate	5.13%	5.14%	N/A	N/A
Cost of living adjustment (COLA)(1)	2.00%	2.00%	2.00%	2.00%
Pre-Medicare eligible per capita claim costs
Current health care cost trend rate	N/A	N/A	7.50%	7.00%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2034	2031
Pre-Medicare eligible per capita contributions
Current health care cost trend rate	N/A	N/A	5.00%	5.00%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2022	2022
Post-Medicare eligible
Current health care cost trend rate	N/A	N/A	—%	—%
Ultimate health care cost trend rate	N/A	N/A	4.00%	4.00%
Year ultimate trend rate is reached	N/A	N/A	2026	2026
Note
(1) The COLA assumption rate is the ultimate long-term rate. The calendar year rate for 2024 is assumed to be 4.05 percent, and for years thereafter the ultimate rate is used.

Actuarial Assumptions Utilized to Determine Net Periodic Benefit Cost for the Years Ended September 30(1)
	Pension Benefits			Other Post-Retirement Benefits
	2023	2022	2021	2023	2022	2021
Discount rate	5.60%	2.90%	2.75%	5.65%	3.05%	3.05%
Expected return on plan assets(2)	6.50%	5.75%	6.75%	N/A	N/A	N/A
Weighted average interest crediting rate	5.14%	5.14%	5.15%	N/A	N/A	N/A
Cost of living adjustment (COLA)(3)	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%
Average rate of compensation increase	3.28%	3.32%	3.37%	N/A	N/A	N/A
Pre-Medicare eligible per capita claims costs
Current health care cost trend rate	N/A	N/A	N/A	7.00%	6.25%	6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2031	2027	2027
Pre-Medicare eligible per capita contributions
Current health care cost trend rate	N/A	N/A	N/A	5.00%	8.51%	11.93%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2022	2027	2027
Post-Medicare eligible
Current health care cost trend rate	N/A	N/A	N/A	—%	—%	—%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.00%	4.00%	4.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2026	2024	2024
Notes
(1) The actuarial assumptions used to determine the benefit obligations at September 30 of each year are subsequently used to determine net periodic benefit cost for the following year except the rate of compensation increase assumption.
(2) The actual return on assets for 2023, 2022, and 2021 were 6.13 percent, (6.64) percent, and 20.30 percent, respectively.
(3) The COLA assumption rate is the ultimate rate. The actual calendar year rate is used in determining the expense, and for years thereafter the ultimate rate is used.

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

    Expected Return on Plan Assets.  The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. The expected rate of return is based on annual studies performed by third-party professional investment consultants. In determining the expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice, the current outlook on capital markets, the asset allocation policy, and the anticipated investment expenses and impact of active management. Asset allocations are periodically updated using the pension plan asset/liability studies and are part of the determination of the estimates of long-term rates of return. The TVARS asset allocation policy diversifies plan assets across multiple asset classes so as to minimize the risk of large losses. The asset allocation policy is designed to be responsive to changes in the funded status of TVARS. In September 2023, the TVARS Board approved a new asset allocation policy, but had no changes to the 6.50 percent expected return on assets assumption adopted in 2022.

    Compensation Increases. Assumptions related to compensation increases are based upon the latest TVA compensation experience study performed in 2023. Future compensation is assumed to likely increase at rates between 3.00 percent and 5.50 percent per year, depending upon the employee's age, and is used to determine the benefit obligations and net periodic benefit cost. The average assumed compensation increase is based upon the current active participants.

    Mortality.  The mortality assumption is comprised of a base table that represents the current future life expectancy adjusted by an improvement scale to project future improvements in life expectancy. TVA's mortality assumptions are based upon actuarial projections in combination with studies of the actual mortality experience of TVA's pension and post-retirement benefit plan participants while taking into consideration the published Society of Actuaries ("SOA") mortality table and projection scale at September 30, 2023.

The following mortality assumptions were used to determine the benefit obligations for the pension and other post-retirement benefit plans at September 30, 2023, 2022, and 2021. Assumptions used to determine year-end benefit obligations are the assumptions used to determine the subsequent year's net periodic benefit costs.

Mortality Assumptions At September 30
	2023	2022	2021
Mortality table	PRI-2012 Upper Quartile table (adjusted)	PRI-2012 Upper Quartile table (adjusted)	PRI-2012 table (adjusted)
Improvement scale	MP-2021 (modified)	MP-2021 (modified)	MP-2020 (modified)

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

    Cost of Living Adjustment.  COLAs are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase. Eligible retirees receive COLAs on pension and supplemental benefits in January based on a formula linked to the Consumer Price Index for All Urban Consumers ("CPI-U") following any year in which the calculation is at least one percent. Increases in COLA will be the percentage change in average CPI-U for the current 12-month period (November - October) compared to the average CPI-U for the previous 12-month period (November - October) for which a COLA was given, less 0.25 percent, with a 6.00 percent cap for any one year.

TVA's COLA assumption is derived from long-term expectations of the expected future rate of inflation, based upon capital market assumptions, economic forecasts, and the Federal Reserve policy. The actual calendar year COLA and the long- term COLA assumption are used to determine the benefit obligation at September 30 and the net periodic benefit costs for the following fiscal year.  The actual calendar year COLAs for 2023, 2022, and 2021 were 6.00 percent, 3.50 percent, and 1.13 percent, respectively.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions:

Sensitivity to Certain Changes in Pension Assumptions
Actuarial Assumption	Change in Assumption	Impact on 2023 Pension Cost (in millions)	Impact on 2023 Projected Benefit Obligation (in millions)
Discount rate	(0.25)%	$12	$236
Rate of return on plan assets	(0.25)%	19	N/A
Cost of living adjustments	0.25%	24	165

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Plan Investments

    In 2021, a new asset allocation policy was put in place to reduce risk and volatility in the TVARS investment portfolio. Furthermore, in September 2023, based on current market conditions and updated capital market assumptions, the asset allocation policy was modified to further progress towards these goals. TVARS investments will be reallocated in a prudent manner over time to move toward the new asset allocation targets. Pursuant to the TVARS Rules and Regulations, any proposed changes in asset allocation that would change TVARS's assumed rate of investment return are subject to the review and veto of the TVA Board. The qualified pension plan assets are invested across growth, defensive-growth, defensive, and inflation-sensitive assets. The TVARS asset allocation policy includes permissible deviations from target allocations, and action can be taken, as appropriate, to rebalance the plan's assets consistent with the asset allocation policy. At September 30, 2023 and 2022, the asset holdings of TVARS included the following:

Asset Holdings of TVARS
		Plan Assets at September 30
Asset Category	Target Allocation	2023	2022
Growth assets	17%	22%	20%
Defensive growth assets	30%	33%	34%
Defensive assets	33%	17%	18%
Inflation-sensitive assets	20%	28%	28%
Total	100%	100%	100%

Fair Value Measurements

    The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2023:

TVA Retirement System At September 30, 2023 (in millions)
	Total(1)(2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$732	$731	$—	$1

Preferred securities	4	—	4	—

Debt securities
Corporate debt securities	1,109	—	1,107	2
Residential mortgage-backed securities	330	—	323	7
Debt securities issued by U.S. Treasury	602	602	—	—
Debt securities issued by foreign governments	12	—	10	2
Asset-backed securities	173	—	130	43
Debt securities issued by state/local governments	21	—	21	—
Commercial mortgage-backed securities	113	—	108	5

Commingled funds measured at net asset value(3)
Equity	360	—	—	—
Debt	544	—	—	—
Blended	101	—	—	—

Institutional mutual funds	363	363	—	—
Cash equivalents and other short-term investments	315	51	264	—
Private credit funds measured at net asset value(3)	694	—	—	—
Private equity funds measured at net asset value(3)	1,769	—	—	—
Private real asset funds measured at net asset value(3)	1,162	—	—	—

Securities lending collateral	181	—	181	—

Derivatives
Futures	1	1	—	—
Swaps	17	—	17	—
Foreign currency forward receivable	2	—	2	—

Total assets	$8,605	$1,748	$2,167	$60

Liabilities
Derivatives
Futures	$5	$5	$—	$—
Swaps	26	—	26	—
Options	1	1	—	—

Securities sold under agreements to repurchase	96	—	96	—

Total liabilities	$128	$6	$122	$—
Notes
(1)  Excludes approximately $167 million in net payables associated with security purchases and sales and various other payables.
(2)  Excludes a $181 million payable for collateral on loaned securities in connection with TVARS's participation in securities lending programs.
(3) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the NAV or its equivalent ("alternative investments") have not been classified in the fair value hierarchy. The inputs to these fair value measurements include underlying NAVs, discounted cash flow valuations, comparable market valuations, and adjustments for currency, credit, liquidity, and other risks.

    The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2022:

TVA Retirement System At September 30, 2022 (in millions)
	Total(1)(2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$709	$707	$—	$2

Preferred securities	6	1	5	—

Debt securities
Corporate debt securities	1,087	—	1,087	—
Residential mortgage-backed securities	293	—	289	4
Debt securities issued by U.S. Treasury	616	616	—	—
Debt securities issued by foreign governments	130	—	130	—
Asset-backed securities	176	—	136	40
Debt securities issued by state/local governments	23	—	23	—
Commercial mortgage-backed securities	161	—	145	16

Commingled funds measured at net asset value(3)
Equity	436	—	—	—
Debt	657	—	—	—
Blended	111	—	—	—

Institutional mutual funds	454	454	—	—
Cash equivalents and other short-term investments	431	133	298	—
Private credit funds measured at net asset value(3)	522	—	—	—
Private equity funds measured at net asset value(3)	1,454	—	—	—
Private real asset funds measured at net asset value(3)	1,080	—	—	—

Securities lending collateral	196	—	196	—

Derivatives
Futures	5	5	—	—
Swaps	17	—	17	—
Foreign currency forward receivable	2	—	2	—

Total assets	$8,566	$1,916	$2,328	$62

Liabilities
Derivatives
Futures	$10	$10	$—	$—
Foreign currency forward payable	1	—	1	—
Swaps	54	—	54	—

Securities sold under agreements to repurchase	111	—	111	—

Total liabilities	$176	$10	$166	$—
Notes
(1)  Excludes approximately $100 million in net payables associated with security purchases and sales and various other payables.
(2)  Excludes a $196 million payable for collateral on loaned securities in connection with TVARS's participation in securities lending programs.
(3) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the NAV or its equivalent ("alternative investments") have not been classified in the fair value hierarchy. The inputs to these fair value measurements include underlying NAVs, discounted cash flow valuations, comparable market valuations, and adjustments for currency, credit, liquidity, and other risks.

The following table provides a reconciliation of beginning and ending balances of pension plan assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (in millions)
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at September 30, 2021	$74
Net realized/unrealized gains (losses)	(4)
Purchases, sales, issuances, and settlements (net)	2
Transfers in and/or out of Level 3	(10)
Balance at September 30, 2022	62
Net realized/unrealized gains (losses)	1
Purchases, sales, issuances, and settlements (net)	2
Transfers in and/or out of Level 3	(5)
Balance at September 30, 2023	$60

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

    Securities Lending Collateral. Collateral held under securities lending arrangements is invested in highly liquid short-term securities, primarily repurchase agreements. The securities are often priced at cost, which approximates fair value due to the short-term nature of the instruments. These securities are classified as Level 2.

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

Cash Flows

Estimated Future Benefit Payments.  The following table sets forth the estimated future benefit payments under the benefit plans.

Estimated Future Benefits Payments At September 30, 2023 (in millions)
	Pension Benefits(1)	Other Post-Retirement Benefits
2024	$809	$22
2025	814	21
2026	812	21
2027	812	21
2028	809	21
2029 - 2033	3,918	119
Note
(1) Participants are assumed to receive the Fixed Fund in a lump sum in lieu of available annuity options allowed for certain grandfathered participants resulting in higher estimated pension benefits payments.

Contributions.  TVA made contributions to the pension plan of $300 million for 2023 and 2022. TVA has committed to make a minimum contribution of $300 million per year through 2036 or until the plan has reached and remained at 100 percent funded status under the actuarial rules applicable to TVARS. TVA made SERP contributions of $6 million and $8 million for 2023 and 2022, respectively. TVA made cash contributions to the other post-retirement benefit plans of $25 million (net of $4 million in rebates) and $28 million (net of $4 million in rebates) for 2023 and 2022, respectively. TVA expects to contribute $300 million to TVARS, $6 million to the SERP, and $22 million to the other post-retirement benefit plans in 2024.

Other Post-Employment Benefits

    Post-employment benefit cost estimates are revised to properly reflect changes in actuarial assumptions made at the end of each year. TVA utilizes a discount rate determined by reference to the U.S. Treasury Constant Maturities corresponding to the calculated average durations of TVA's future estimated post-employment claims payments. The use of a 4.59 percent discount rate resulted in the recognition of $(3) million in expenses in 2023 and an unpaid benefit obligation of $266 million at September 30, 2023. The use of a 3.83 percent discount rate resulted in the recognition of approximately $(40) million in expenses in 2022 and an unpaid benefit obligation of $299 million at September 30, 2022. The use of a 1.52 percent discount rate resulted in the recognition of approximately $(20) million in expenses in 2021 and an unpaid benefit obligation of $340 million at September 30, 2021. The U.S. Department of Labor ("DOL") administers TVA's worker compensation program and invoices TVA annually for claims processed.

The decrease in the unpaid obligation at September 30, 2023, compared to the prior year was due primarily to the increase in the discount rate from 3.83 percent in 2022 to 4.59 percent in 2023 and a decrease in claims. These decreases were partially offset by inflationary impacts on wage and medical costs and an increase in medical utilization previously delayed by the pandemic. The DOL billed TVA $29 million for 2023 claims due in October 2023. TVA estimated claims for 2024 are $28 million.

The decrease in the unpaid obligation at September 30, 2022, compared to the prior year was due primarily to the increase in the discount rate from 1.52 percent in 2021 to 3.83 percent in 2022, decreases in loss experience, and fewer claims partially attributable to delayed medical treatments as a result of the COVID-19 pandemic. TVA paid $29 million for 2022 claims to the DOL in October 2022.

The impact of inflation and interest rates on the post-employment obligation depends on factors beyond TVA's knowledge or control, including the lingering effects of the COVID-19 pandemic, supply chain disruptions, and geographical tensions.

The current portion which represents unpaid losses and administrative fees due are in Accounts payable and accrued liabilities. The long-term portion is recognized in Post-retirement and post-employment benefit obligations.

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30 (in millions)
	2023	2022
Accounts payable and accrued liabilities	$29	$29
Post-retirement and post-employment benefit obligations	237	270

21. Collaborative Arrangement

In December 2022, TVA, Ontario Power Generation, BWRX TCA sp. z.o.o., and GE Hitachi Nuclear Energy ("GEH") entered into a multi-party collaborative arrangement to advance the global deployment of the GEH BWRX-300 small modular reactor ("SMR"). GEH is responsible for standard design development. Under the agreement, TVA will contribute up to $88 million for design costs incurred by GEH through 2026. At the time feasibility is determined, TVA will have the right to use the design and may receive additional economic benefits.
Payments pursuant to the agreement are recorded as research and development expense, which is reflected as Operating and maintenance expense on TVA's Consolidated Statements of Operations in the period incurred. TVA recorded $31 million of expenses related to this agreement for the year ended September 30, 2023. TVA also had a $6 million letter of credit posted under this arrangement at September 30, 2023.

22. Commitments and Contingencies

Commitments

    Power Purchase Obligations.  TVA has contracted with various independent power producers and LPCs for additional capacity to be made available to TVA. Several of these agreements have contractual minimum payments and are accounted for as either finance or operating leases.  In total, these agreements provide 4,487 megawatts ("MW") of summer net capability.  The remaining terms of the agreements range up to 12 years.  Additionally, TVA has contracted with regional transmission organizations to reserve 2,792 MW of transmission service to support purchases from the market and wind PPAs. The remaining terms of these agreements range up to four years. Excluding lease-related costs, TVA incurred $301 million, $318 million, and $202 million of expense under these power purchase and transmission service agreements during 2023, 2022, and 2021, respectively.

TVA has one power purchase agreement that meets the definition of an unconditional purchase obligation. At September 30, 2023, the non-lease portion of the commitment for each of the next five years and thereafter is shown below:

	2024	2025	2026	2027	2028	Thereafter
Unconditional purchase obligation	$155	$155	$155	$155	$154	$541

Under federal law, TVA is obligated to purchase power from qualifying facilities (cogenerators and small power producers).  As of September 30, 2023, there was a combined qualifying facility capacity of 285 MW from 955 different generation sources, from which TVA purchased power under this law.

Unfunded Loan Commitments. At September 30, 2023, TVA's commitments under unfunded loan commitments were $1 million for 2024. TVA has no commitments under unfunded loan commitments for 2025 through 2028.

Other Commitments. See Note 8 — Leases, Note 11 — Variable Interest Entities, Note 14 — Debt and Other Obligations, and Note 20 — Benefit Plans for the obligations and commitments attributable to leases, VIEs and membership interests of VIEs subject to mandatory redemption, leaseback obligations, and the retirement plan, respectively.

Contingencies

Nuclear Insurance. Section 170 of the Atomic Energy Act, commonly known as the Price-Anderson Act, provides a layered framework of financial protection to compensate for liability claims of members of the public for personal injury and property damages arising from a nuclear incident in the U.S. This financial protection consists of two layers of coverage. The primary level is private insurance underwritten by American Nuclear Insurers and provides public liability insurance coverage of $450 million for each nuclear power plant licensed to operate. If this amount is not sufficient to cover claims arising from a nuclear incident, the second level, Secondary Financial Protection, applies. Within the Secondary Financial Protection level, the licensee of each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of $138 million per reactor per incident. With TVA's seven reactors, the maximum total contingent obligation per incident is $963 million. This retrospective premium is payable at a maximum rate currently set at $20 million per year per nuclear incident per reactor. Currently, 97 reactors are participating in the Secondary Financial Protection program.

In the event that a nuclear incident results in public liability claims, the primary level provided by American Nuclear Insurers combined with the Secondary Financial Protection should provide up to $13.8 billion in coverage.

Federal law requires that each NRC power reactor licensee obtain property insurance from private sources to cover the cost of stabilizing and decontaminating a reactor and its station site after an accident. TVA carries property, decommissioning liability, and decontamination liability insurance from Nuclear Electric Insurance Limited ("NEIL") and European Mutual Association for Nuclear Insurance. The limits available for a loss are up to $2.1 billion for two of TVA's nuclear sites and up to $2.8 billion for the remaining site. Some of this insurance may require the payment of retrospective premiums up to a maximum of $114 million.

TVA purchases accidental outage (business interruption) insurance for TVA's nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) with a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of $44 million, but only to the extent the retrospective premium is deemed necessary by the NEIL Board of Directors to pay losses unable to be covered by NEIL's surplus.

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to nuclear generating plants, coal-fired generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. See Note 13 — Asset Retirement Obligations.

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At September 30, 2023, $3.8 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2022. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

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

Non-Nuclear Decommissioning.  At September 30, 2023, $3.7 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

From 1970 to 2023, TVA spent $6.8 billion to reduce emissions from its power plants, including $25 million, $16 million, and $17 million in 2023, 2022, and 2021, respectively, on clean air controls. TVA estimates that compliance with existing Clean Air Act ("CAA") requirements (excluding GHG requirements and new or proposed regulations) could lead to costs of $252 million from 2024 to 2028, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of $1.6 billion from 2024 to 2028 relating to TVA's CCR Program, as well as expenditures of $190 million from 2024 to 2028 relating to compliance with Clean Water Act ("CWA") requirements. Future costs could differ from these estimates if new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates, and these estimates do not include expenditures expected to be incurred after 2028.

Compliance with the EPA's CCR Rule required implementation of a groundwater monitoring program, additional engineering, and ongoing analysis. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation and/or remediation. These costs cannot reasonably be predicted until a final remedy is selected where required.

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At September 30, 2023 and 2022, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was $16 million and $17 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

    Potential Liability Associated with Workers' Exposure to CCR Materials.  In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee aspects of the cleanup.  After the cleanup was completed, Jacobs was sued in the U.S. District Court for the Eastern District of Tennessee ("Eastern District") by employees of a contractor involved in the cleanup and family members of some of the employees.  The plaintiffs alleged that Jacobs failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs also alleged that exposure to the fly ash caused significant illnesses, including in some cases death. Other contractor employees and family members also filed lawsuits against Jacobs in the Eastern District. In the third quarter of 2023, Jacobs announced that it reached a global settlement that resolved all of these lawsuits. While TVA was not a party to any of these lawsuits, TVA may potentially have an indemnity obligation to reimburse Jacobs in some circumstances. TVA does not expect any potential liability to have a material adverse impact on its results of operations or financial condition.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At September 30, 2023, TVA had accrued $28 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $10 million is included in Other long-term liabilities and $18 million is included in Accounts payable and accrued liabilities.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. On April 14, 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups (collectively, the "Environmental Agreements"). To resolve alleged New Source Review claims, TVA committed under the Environmental Agreements to, among other things, take now-completed actions regarding coal units and invest $290 million in certain TVA environmental projects. Of this amount, TVA had spent approximately $283 million as of September 30, 2023. Additionally, TVA holds restricted cash in an interest earning trust to fund the remaining project commitments. Any interest earned through the trust must also be spent on agreed upon environmental projects. The total remaining committed costs, including interest earned through the trust, were approximately $8 million as of September 30, 2023.
The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the September 30, 2023, Consolidated Balance Sheets. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the Environmental Agreements as regulatory assets, and they are included as such on the September 30, 2023, Consolidated Balance Sheets and will be recovered in rates in future periods.

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

The Sierra Club requests the federal court to enter a declaratory judgment that TVA's environmental assessment ("EA") violates NEPA and that TVA's decision to issue a finding of no significant impact ("FONSI") was arbitrary, vacate the EA and FONSI, order TVA to prepare an EIS, and prohibit further construction and operation of the combustion turbines until TVA has complied with NEPA. On March 20, 2023, TVA moved to dismiss the case, and that motion remains pending before the court. In addition, on October 23, 2023, TVA and the plaintiffs filed cross-motions for summary judgment. TVA cannot predict the outcome of this litigation.

Case Involving Cumberland Combined Cycle Plant. On June 14, 2023, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club filed a lawsuit in the United States District Court for the Middle District of Tennessee alleging that TVA violated NEPA in deciding to build a 1,450 MW combined cycle plant at its Cumberland facility. The plaintiffs request the court, among other things, to enter a declaratory judgment that the Cumberland EIS violated NEPA and TVA's decision to issue the Cumberland Record of Decision was arbitrary, capricious, and/or not in accordance with law; enter a declaratory judgment that TVA’s failure to supplement the Cumberland EIS violated NEPA and was arbitrary, capricious, and/or not in accordance with law; vacate the Cumberland EIS and the Cumberland Record of Decision; order TVA to prepare a revised draft EIS or supplemental EIS subject to public comment that corrects the NEPA violations identified by the plaintiffs; and enjoin further construction and operation of the Cumberland combined cycle plant until TVA has complied with NEPA. TVA filed an amended answer on September 14, 2023. TVA cannot predict the outcome of this litigation.

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

TVA paid the U.S. Treasury $6 million, $4 million, and $4 million in 2023, 2022, and 2021, respectively, as a return on the Power Program Appropriation Investment.  The amount of the return on the Power Program Appropriation Investment is based on the Power Program Appropriation Investment balance at the beginning of that year and the computed average interest rate payable by the U.S. Treasury on its total marketable public obligations at the same date.  The interest rates payable by TVA on the Power Program Appropriation Investment were 1.99 percent, 1.47 percent, and 1.64 percent for 2023, 2022, and 2021, respectively.

TVA also has access to a financing arrangement with the U.S. Treasury pursuant to the TVA Act.  TVA and the U.S. Treasury entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility has a maturity date of September 30, 2024, and is typically renewed annually.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  See Note 14 — Debt and Other Obligations — Credit Facility Agreements.

In the normal course of business, TVA contracts with other federal agencies for sales of electricity and other services.   Transactions with agencies of the federal government were as follows:

Related Party Transactions At or for the years ended September 30 (in millions)
	2023	2022	2021
Revenue from sales of electricity	$120	$134	$109
Other income	282	296	280
Expenditures
Operating expenses	234	228	214
Additions to property, plant, and equipment	8	11	10
Cash and cash equivalents	31	30	30
Accounts receivable, net	87	78	65
Investment funds	391	358	573
Long-term accounts receivable	38	43	31
Accounts payable and accrued liabilities	42	42	15
Long-term power bonds, net	1	1	1
Return on power program appropriation investment	6	4	4

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tennessee Valley Authority

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tennessee Valley Authority (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), proprietary capital and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 13, 2023 expressed an unqualified opinion thereon.

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

Valuation of Pension Benefit and Other Post-Retirement Benefit Obligations
Description of the Matter	At September 30, 2023, the Company’s pension benefit obligation was $10.1 billion and the Company’s other post-retirement benefit obligation was $347 million. The Company utilizes certain actuarial assumptions to measure the pension benefit and other post-retirement benefit obligations at September 30, as more fully described in Note 20 to the consolidated financial statements.

Auditing the pension benefit and other post-retirement benefit obligations was complex due to the judgmental nature of the assumptions used in the Company’s measurement process, including the discount rates, mortality rates, projected health care cost trend rates, and cost of living adjustments. These assumptions have a significant effect on the projected pension benefit and other post-retirement benefit obligations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the pension benefit and other post-retirement benefit obligations valuation process. For example, we tested controls over management’s review of the pension benefit and other post-retirement benefit obligations calculations, the relevant data inputs, and the significant actuarial assumptions described above.

To test the valuation of the pension benefit and other post-retirement benefit obligations, our audit procedures included, with the assistance of actuarial specialists, evaluating the methodologies used, the significant actuarial assumptions described above, and the underlying data used by the Company, among other procedures. We compared the actuarial assumptions used by the Company to historical trends. We evaluated the Company’s methodology for determining the discount rates that reflect the maturity and duration of the benefit payments and that are used to estimate the pension benefit and other post-retirement benefit obligations. To evaluate the projected health care cost trend rates, the cost of living adjustments, and the mortality rates, we assessed whether the information was consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments was applied. We also tested the completeness and accuracy of the underlying data, including the participant data, used in the determination of the projected pension benefit and other post-retirement benefit obligations.

Valuation of Alternative Investments
Description of the Matter
At September 30, 2023, the Company had $4.1 billion in investment funds and $8.1 billion in plan investments related to the defined benefit pension plan. Approximately 55% and 57% of investment funds and plan investments, respectively, are invested in private equity funds, private real asset funds, private credit funds, and commingled funds. These types of investments are referred to as “alternative investments.” These alternative investments are measured at fair value using the net asset value (“NAV”) (or its equivalent) as more fully described in Note 16, for investment funds, and Note 20, for plan investments, to the consolidated financial statements.

Auditing the valuation of alternative investments was challenging because of the higher estimation uncertainty of the inputs to the fair value measurements, including the underlying NAVs, discounted cash flow valuations, comparable market valuations, and adjustments for currency, credit, liquidity, and other risks. Additionally, certain information regarding the fair value of these alternative investments was based on unaudited information available to management at the time of valuation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s alternative investments’ valuation process. For example, we tested controls over management's review of the alternative investment valuation, which included a comparison of returns to benchmarks and monitoring of investment managers’ valuation policies and procedures, as well as portfolio performance.

To test the valuation of the alternative investments, our audit procedures included, among others, comparing fund returns to selected relevant benchmarks and understanding variations as well as comparing fair values from the most recent audited financial statements to the Company's estimated fair values. We obtained an understanding of the changes to the investment portfolio and changes in investment strategies. We assessed the historical accuracy of management's estimates by comparing actual fair values to previous estimates. We evaluated for contrary evidence by confirming the fair values of the investments and ownership interest directly with the trustee and with a sample of investment managers.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007
Chattanooga, Tennessee
November 13, 2023

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to TVA's management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial and Strategy Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of September 30, 2023.

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

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial and Strategy Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the design and effectiveness of TVA's internal control over financial reporting as of September 30, 2023, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, TVA's management concluded that TVA's internal control over financial reporting was effective as of September 30, 2023.

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

(b)Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tennessee Valley Authority
Opinion on Internal Control over Financial Reporting

We have audited Tennessee Valley Authority’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tennessee Valley Authority (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023, and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and our report dated November 13, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chattanooga, Tennessee
November 13, 2023

ITEM 9B.  OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended September 30, 2023, no director or officer of TVA notified TVA of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

2024 CEO Compensation

On November 9, 2023, the TVA Board approved no adjustment to the salary of Chief Executive Officer ("CEO") Jeffrey J. Lyash for 2024.

The following sets forth the components of Mr. Lyash's 2024 target total direct compensation ("TDC"), effective October 1, 2023:

•Salary remained the same at $1,227,000.
•Long-term performance ("LTP") grant of $3,983,000, which will vest on September 30, 2026.
•Long-term retention ("LTR") grant of $1,707,000, which will vest in three equal increments on September 30, 2024, September 30, 2025, and September 30, 2026.

No adjustments were made to any other existing elements of compensation for Mr. Lyash for 2024.

Compensation Adjustments for Other NEOs

On November 9, 2023, CEO Jeffrey J. Lyash approved compensation adjustments for the following Named Executive Officers ("NEOs") for 2024. (Biographical information for each is set out in Item 10, Directors, Executive Officers, and Corporate Governance.) The following sets forth salary increases and incentive awards granted for 2024, effective October 1, 2023:

John M. Thomas, III
•Salary increased from $835,380 to $860,411.
•LTP grant of $1,425,000, which will vest on September 30, 2026.
•LTR grant of $700,000, which will vest in three equal increments on September 30, 2024, September 30, 2025, and September 30, 2026.

Donald A. Moul
•Salary increased from $795,600 to $819,468.
•LTP grant of $1,425,000, which will vest on September 30, 2026.
•LTR grant of $852,000, which will vest in three equal increments on September 30, 2024, September 30, 2025, and September 30, 2026.

Timothy S. Rausch
•Salary increased from $637,640 to $663,146.
•LTP grant of $725,000, which will vest on September 30, 2026.
•LTR grant of $375,000, which will vest in three equal increments on September 30, 2024, September 30, 2025, and September 30, 2026.

David B. Fountain
•Salary increased from $629,802 to $648,696.
•LTP grant of $1,000,000, which will vest on September 30, 2026.
•LTR grant of $414,000, which will vest in three equal increments on September 30, 2024, September 30, 2025, and September 30, 2026.

No adjustments were made to any other existing elements of compensation for these NEOs for 2024.

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

The terms of A.D. Frazier and Jeff W. Smith as members of the TVA Board ended January 3, 2023, with the adjournment of the most recent session of Congress. Although their terms of office expired May 18, 2022, the TVA Act permitted them to continue to serve as Directors until the end of this session of Congress. On January 4, 2023, Beth P. Geer, L. Michelle Moore, Robert P. Klein, William J. Renick, Joe H. Ritch, and A. Wade White took their oath of office and began their service as members of the TVA Board. With these new Board members, TVA has a full nine-member Board. The term of Director Kilbride expired on May 18, 2023, although he is permitted under the TVA Act to remain in office until the earlier of the end of the current session of Congress or the date a successor takes office.

The TVA Board as of November 13, 2023, consisted of the following nine individuals with their ages and terms of office provided:

Directors	Age	Year Current Term Began	Year Term Expires
Joe H. Ritch(1)	73	2023	2025
Beth P. Geer	58	2023	2026
Beth H. Harwell	66	2021	2024
William B. Kilbride	72	2019	2023
Robert P. Klein	72	2023	2026
L. Michelle Moore	51	2023	2026
Brian E. Noland	55	2020	2024
William J. Renick	70	2023	2027
A. Wade White	55	2023	2027
Notes
(1) Mr. Ritch assumed the Board Chair role on November 7, 2023.

Mr. Ritch of Huntsville, Alabama, joined the TVA Board in January 2023 and assumed the role of Board Chair in November 2023. He previously served on the TVA Board from January 2013 to January 2017 and as Board Chair from May 2014 to January 2017. He has been an attorney at Dentons Sirote, PC, a law firm in Huntsville, Alabama, and its predecessor firm, since June 1982. He has served as chair of the Redstone Regional Alliance since 1994, as a director of Axometrics, which provides polarization measurement solutions, since 2002, and as a member of the Alabama School of Cyber Technology and Engineering Foundation since 2018. He formerly served on various corporate boards primarily in the technology, aerospace, and defense industries, including Perkins Technical Services, Inc. and CAS Inc., as well as many non-profit boards, including the Board of Trustees of the University of Alabama System, of which he is now a Trustee Emeritus, and the Huntsville/Madison County Chamber of Commerce. He has received numerous business and community awards and was inducted into the Alabama Business Hall of Fame in 2021.

Ms. Geer of Brentwood, Tennessee, joined the TVA Board in January 2023. She has served as the chief of staff to former Vice President Al Gore since May 2012 and has served on the Nashville Sustainability Advisory Committee since February 2020. She has extensive policy experience in climate change and environmental justice, having previously served in roles in the Clinton-Gore White House, U.S. Department of Labor, and the U.S. Senate.

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

Mr. Kilbride of Chattanooga, Tennessee, joined the TVA Board in August 2019 and served as Board Chair from August 2021 to November 2023. He served as the president and CEO of the Chattanooga Area Chamber of Commerce from July 2014 until his retirement in January 2017, where he led multiple initiatives to attract and retain business to southeast Tennessee. He previously served as the president of the Mohawk Home, a division of Mohawk Industries, Inc. from 1992 to 2014 after earlier holding positions with Chemical Bank, Dean Witter Reynolds Financial Services, and the New York Stock Exchange.

Mr. Klein of Chattanooga, Tennessee, joined the TVA Board in January 2023. He retired in November 2015 as former vice president of the International Brotherhood of Electrical Workers, a role he assumed after a decades-long career as a lineman and foreman for the Electric Power Board of Chattanooga. He also served as president of the Tennessee Valley Trades and Labor Council for 14 years, as well as on the TVA Labor-Management Committee, and served honorably in the Tennessee Army National Guard.

Ms. Moore of Midlothian, Virginia, joined the TVA Board in January 2023. Since June 2015, she has served as CEO of Groundswell, a nonprofit that builds community power to reduce energy burdens and expand economic opportunity. She is the author of Rural Renaissance, and from her roots in rural Georgia, she has worked to connect clean energy with affordability and quality of life for more than 25 years, including leading federal sustainability and infrastructure project delivery for the Obama White House.

Dr. Noland of Johnson City, Tennessee, joined the TVA Board in December 2020. Since January 2012, he has served as the ninth president of East Tennessee State University. He previously served as Chancellor of the West Virginia Higher Education System for six years. In addition, he serves on the NCAA Division I Board of Directors as well as the boards of Ballad Health and the Bank of Tennessee.

Mr. Renick of Ashland, Mississippi, joined the TVA Board in January 2023. He served as senior advisor for the Mississippi Office of Workforce Development from July 2021 to June 2022 and served as Workforce Division Director at Three Rivers Planning and Development District in Pontotoc, Mississippi, from June 2008 to June 2021. In April 2023, he became a member of the Board of Directors of the CREATE Foundation in Tupelo, Mississippi, and he also serves as the chair of the CREATE Foundation's Commission on the Future of Northeast Mississippi. A longtime public servant, Mr. Renick has served in multiple local and state elected and appointed positions, as well as in the private sector.

Mr. White of Eddyville, Kentucky, joined the TVA Board in January 2023. He has served with Farmers Bank and Trust Company in Princeton, Kentucky, in business development and public relations, since January 2023. He previously served as a senior claims specialist with Progressive Insurance Company in Louisville, Kentucky, from January 2022 to December 2022, and as Lyon County Judge Executive from January 2011 to December 2022.

Executive Officers

TVA's executive officers as of November 13, 2023, their titles, their ages, and the date their employment with TVA commenced are as follows:

Executive Officers	Title	Age	Employment Commenced
Jeffrey J. Lyash	President and Chief Executive Officer	62	2019
John M. Thomas, III	Executive Vice President and Chief Financial and Strategy Officer	59	2005
Donald A. Moul	Executive Vice President and Chief Operating Officer	58	2021
Timothy S. Rausch	Executive Vice President and Chief Nuclear Officer	59	2018
David B. Fountain	Executive Vice President and General Counsel	56	2020
Susan E. Collins	Executive Vice President and Chief Human Resources and Administrative Officer	57	2014
Jeannette Mills	Executive Vice President and Chief External Relations Officer	56	2020
Diane T. Wear	Vice President and Controller	55	2008

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

Ms. Collins was named Executive Vice President and Chief Human Resources and Administrative Officer in July 2023. Ms. Collins joined TVA in May 2014 as Vice President of Human Resources, was named Senior Vice President and Chief Human Resources Officer in February 2016, was named Senior Vice President, Chief Human Resources and Communications Officer in June 2019, and was named Executive Vice President and Chief People and Communications Officer in November 2020. Before joining TVA, Ms. Collins served as Senior Vice President of Human Resources for Constellation Energy Nuclear Group, LLC from 2009 to 2014 and as Vice President of Human Resources for Constellation Energy from 2008 to 2009.

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

Disclosure and Financial Code of Ethics

TVA has a Disclosure and Financial Ethics Code ("Financial Ethics Code") that applies to all executive officers (including the CEO, CFO, and Controller) and directors of TVA as well as to all employees who certify information contained in quarterly reports or annual reports or who have responsibility for internal control self-assessments.  The Financial Ethics Code includes provisions covering conflicts of interest, ethical conduct, compliance with applicable laws, rules, and regulations, responsibility for full, fair, accurate, timely, and understandable disclosures, and accountability for adherence to the Financial Ethics Code.  TVA will provide a current copy of the Financial Ethics Code to any person, without charge, upon request.  Requests may be made by calling 888-882-4975 or by sending an e-mail to: investor@tva.com.  Any waivers of or changes to provisions of the Financial Ethics Code that require disclosure pursuant to applicable Securities and Exchange Commission requirements will be promptly disclosed to the public, subject to limitations imposed by law, on TVA's website at: www.tva.com.  Information contained on TVA's website shall not be deemed to be incorporated into, or to be a part of, this Annual Report.

Insider Trading Policy

TVA has an Insider Trading Policy that provides guidelines with respect to transactions in TVA securities and the handling of confidential information about TVA and the companies with which TVA engages in transactions or does business. The policy promotes compliance with U.S. federal, state, and foreign securities laws that prohibit certain persons who are aware of material nonpublic information about TVA from (1) purchasing, selling, or otherwise engaging in transactions in TVA securities, or (2) providing material nonpublic information to other persons who may trade on the basis of that information. The prohibitions against insider trading apply to trading or otherwise transacting in TVA securities, tipping, and making recommendations to engage in transactions in TVA securities by virtually any person, including all persons associated with TVA, if the information involved is material and nonpublic. In addition, the prohibitions against insider trading extend to transactions in the securities of other companies if the transactions are based on material nonpublic information gained while working for TVA.

Committees of the TVA Board

The TVA Board has an Audit, Finance, Risk, and Cybersecurity Committee established in accordance with the TVA Act.  This committee oversees TVA's financial health and reporting, risk management, cybersecurity, compliance, ethics, electricity rates, annual budget, major contracts, and portfolio planning. It also reviews and considers input from the TVA Inspector General to ensure TVA investigates and reports transparently about its financial and legal obligations. Members include Joe H. Ritch (Chair), Beth P. Geer, William B. Kilbride, and William J. Renick. Director Kilbride is an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934 (the "Exchange Act").

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

The TVA Board has also established three committees in addition to the Audit, Finance, Risk, and Cybersecurity Committee, as explained below:

The External Stakeholders and Regulation Committee oversees relationships with customers, members of the public, and key stakeholders. Involvement includes TVA's regulatory policy, natural resource management, economic development, government relations, federal advisory councils, and emerging social issues. Current members include Beth H. Harwell (Chair), Beth P. Greer, L. Michelle Moore, and William J. Renick.

The Operations and Nuclear Oversight Committee helps ensure the safety and effectiveness of TVA's power system generation and transmission assets by overseeing operational performance and planning. Additional oversight includes significant projects, major inspections and evaluations, long-term asset planning, and operational and regulatory compliance. Current members include Robert P. Klein (Chair), L. Michelle Moore, Brian E. Noland, and A. Wade White.

The People and Governance Committee has a primary focus on people and the creation of a culture that lives up to TVA's values and seeks to ensure optimal performance and sustainability of the enterprise. The committee reviews key components of the people framework such as inclusion with diversity, talent, engagement, total rewards, and labor relations. Another key function of this committee is Board governance. Current members include Brian E. Noland (Chair), Beth H. Harwell, Robert P. Klein, and A. Wade White.

ITEM 11.  EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis ("CD&A") provides information on the objectives, goals, and structure of TVA's executive compensation program and the 2023 compensation awarded to TVA's CEO, CFSO, and the three other most highly compensated executive officers serving at the end of 2023. Collectively, these officers are TVA's 2023 Named Executive Officers ("NEOs"):

Name	Title	Employment Date	Position Date
Jeffrey J. Lyash	President and Chief Executive Officer	2019	2019
John M. Thomas, III	Executive Vice President and Chief Financial and Strategy Officer	2005	2010
Donald A. Moul	Executive Vice President and Chief Operating Officer	2021	2021
Timothy S. Rausch	Executive Vice President and Chief Nuclear Officer	2018	2020
David B. Fountain	Executive Vice President and General Counsel	2020	2021
Note
Mr. Thomas was named Executive Vice President and Chief Financial and Strategy Officer ("CFSO") in June 2021 and has held the Chief Financial Officer position since June 2010.
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

Complexity and Scale Comparable to Investor-Owned Utilities
TVA supplies reliable power over 16,000 miles of transmission lines to a population of approximately 10 million people over nearly 80,000 square miles in seven southeastern states, employs approximately 10,900 people, and helps recruit and retain billions of dollars in economic development projects annually. The complexity, scale, and scope of its utility operations rival those of the largest U.S. utility companies. Unlike most of its peers, TVA is also responsible for managing and caring for many of the natural resources, including public lands and waters, in the Tennessee Valley region.

Energy Delivering reliable, low cost, clean energy

Transmission Grid Reliability - 99.999%
Residential rates - lower than 75% of top 100 U.S. Utilities*
Industrial rates - lower than more than 95% of top 100 U.S. Utilities*
* based on June 2023 12-month rolling average from U.S. Energy Information Administration ("EIA")

Largest Public Power System In the United States	32,139 MW Summer Net Capability of TVA-Operated Generating Facilities
One of the Largest Transmission Systems In high voltage lines among United States utilities More than 16,000 miles of transmission lines and 69 interconnections with neighboring electric systems	4th Largest Electricity Generator In the United States, based on 2022 Total Electric Generation
3rd Largest Nuclear Fleet In the United States, providing 42 percent of the power supplied by TVA in 2023

29 Power-Generating Dams Conventional hydroelectric plants providing 3,739 megawatts of net summer capability

3rd Largest Pumped-Storage Hydro Plant In the United States, capable of producing 1,700 megawatts of net summer capability on demand

Generating Assets
–Three nuclear sites
–Four coal-fired sites
–29 conventional hydroelectric sites
–One pumped-storage hydroelectric site
–Nine combustion turbine gas sites
–Eight combined cycle gas sites
–Nine operating solar installations
–One diesel generator site

Partnering with 153 Local Power Companies, Every Day TVA Serves
Approximately 10 Million People	Nearly 800,000 Businesses Including 60 directly served customers - which includes seven federal agencies
Across Seven Southeastern States

Managing Large, Complex Operations Safely Continued Strong Safety Performance

Carbon Reduction Leadership

54% reduction in mass carbon emissions and 50% reduction in TVA's carbon emission rate from generation from CY 2005 to CY 2022

Environment Caring for the region's natural resources

Managing
49 Dams Hydroelectric and non-power	Approximately 100 Public Recreation Areas

The Tennessee River to provide year-round navigation, flood damage reduction, and affordable and reliable electricity

Caring for

Over 40,000 Miles of Rivers, Streams, and Tributaries	11,000 Miles of reservoir shoreline 293,000 Acres of reservoir land 650,000 Surface Acres of reservoir water
Approximately 800 Miles of Commercially Navigable Waterways

Economic Development Creating sustainable economic growth

Helping attract $9.2 Billion Projected Investments in Tennessee Valley expected to create/retain 58,411 jobs (12,276 jobs created and 46,135 jobs retained)	Approximately 10,900 Employees 15,600 Contractors

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

A Top Utility in Economic Development 18 Consecutive Years According to Site Selection Magazine

Attracting and Retaining Experienced Talent Requires Competitive Pay
Attraction and retention of talent is paramount to TVA given its complex, specialized operations and high-performance expectations. This important component of TVA's strategy was incorporated in the TVA Act through the requirement of competitive compensation in the Consolidated Appropriations Act of 2005. To effectively fulfill its public power mission, TVA must provide market-based, competitive compensation levels to drive superior performance and execution of ambitious multi-year objectives aligned with TVA's public power mission.
TVA is one of the largest and most complex organizations in the energy services industry, with generating capacity and a local power company ("LPC") customer count that surpasses most of its peers. Unique to TVA, the company is also responsible for managing the Tennessee River system to provide flood control, navigation, hydroelectric generation, recreation, water quality and supply, and other benefits. Further, TVA plays the critical role of attracting and allocating a significant amount of capital back into the economic development of the Tennessee Valley. TVA's revenue, "normalized" as defined in Note 1 below, is only marginally above the median of its proxy peer group, which demonstrates TVA's success with regard to its public service mission, as one of its primary objectives is to maintain the lowest feasible rates. As noted in Delivering Value Through Superior Performance below, TVA's rates are below the rates of the vast majority of the top U.S. utilities. TVA successfully manages these responsibilities with an employee count below the median employee count of these peers, demonstrating a comparatively greater efficiency.

TVA POSITIONING AGAINST PROXY PEERS*

*TVA's positioning and summary statistics are based on the latest available data at the time the executive compensation review was presented to the People and Governance Committee, October 2022. Data from TVA's 24-company proxy peer group are sourced from S&P Capital IQ. For information on peer group, see Compensation Setting Process – TVA Competes with Peers for Talent below.
Notes on TVA Data:
(1)Revenue reflects 2021 revenue, normalized (1) for estimated partnership and pandemic credits provided to customers and (2) to reflect TVA's role as a wholesale power provider and its offering of significant services beyond a traditional wholesale utility. This updated methodology best reflects TVA's revenue in comparison to the revenue of its proxy peers.
(2)Assets are as of June 30, 2022.
(3)Employee count is as of September 30, 2021.
(4)Generating capacity is as of March 31, 2022.
(5)Customer count is as of March 31, 2022 and represents metered households of LPCs that deliver power to approximately 10 million people of the Tennessee Valley.

Given the nature and scale of its operations, TVA competes with large investor-owned utilities ("IOUs") to attract and retain talent. All of TVA's NEOs were formerly employed by IOUs. Additionally, 68 percent of TVA executives who were externally recruited over the last five years are former employees of IOUs. TVA's ability to compete with these organizations for talent has yielded success for TVA and its stakeholders, and TVA's competitive pay philosophy is one of the key drivers of success in this area.
Delivering Value Through Superior Performance
TVA's success is measured in terms of value delivered to the businesses, customers, and residents of the Tennessee Valley by providing low-cost energy, maintaining reliable, safe, and efficient infrastructure, investing in the community's economy, and managing and protecting its environmental assets. Executing on its strategic priorities, TVA continues to make a positive impact on all its stakeholders, as shown below. Under the leadership of TVA's NEOs, TVA's employees delivered another year of strong performance – and achieved or exceeded nearly all 2023 key performance objectives.

Safety-Focused Operations •Top decile performance for TVA's Recordable Injury Rate and Serious Injury Incident Rate based on the most recent data available
Pay for Performance •Above target at-risk incentive payouts awarded to employees for meeting or exceeding nearly all company performance goals in 2023
Inclusive Culture & Recognition •Issued 2022 Diversity, Equity, Inclusion and Accessibility Report
•2022-2023 Ethisphere® Compliance Leader VerificationTM - recognizing TVA’s best-in-class ethics and compliance program and TVA as first federal agency to receive this designation
•Supports nine Employee Resource Groups ("ERGs") - launched new ERG, Council for Native Americans, in 2023
•2023 Forbes America's Best Employers by State - Ranked No. 8 in Tennessee
•2023 VETS Indexes 5-Star Employer - recognizing organizations doing the most to recruit, hire, retain, develop, and support veterans and the military-connected community
•2023 Fair360 - Top Companies for Utilities Award - Ranked No. 3; Top Regional Companies - Ranked No. 12
•2023 National Organization on Disability – Leading Disability Employer
•2023 Military Friendly® Supplier Diversity Program - Ranked No. 1; Top 10 designation four years in a row
•2023 Military Friendly® Brand - Rank "Designated"
•2023 Military Friendly® Military Spouse Friendly Employers - Ranked No. 7
•2023 Military Friendly® Employers - Ranked No. 4; veterans represent approximately 17% of TVA workforce

Training and Education •Continued investing in employees through training and performance improvement programs
Employee Benefits, Well-being, and Virtual Care •Expanded preventive mental health services and travel benefit •Implemented a Healthy Maternity Program •Enhanced therapy and counseling services
Strong Labor Partnerships •Employees and contractors are represented by 17 different labor union groups
•One of the largest U.S. contributors to the Helmets to Hardhats program

Reliable and Clean Energy •The TVA transmission grid has operated with 99.999 percent reliability since 2000
•Exceeded stretch goal for availability of TVA's coal generation fleet, and exceeded target goals for availability of TVA's nuclear and combined cycle generation fleets
•$19.7 billion invested in a cleaner and more diverse energy generation mix since 2013
•Top quartile performance among regional industry peers in clean energy (Based on Edison Electric Institute's June 2023 Electric Company Carbon Emissions and Electricity Mix Reporting Database for Corporate Customers)

•Achieved commercial operation of three new units at Colbert Combustion Turbine site
•TVA Nuclear fleet demonstrated consistent, exemplary, top performance
–Browns Ferry Unit 2 exceeded its continuous run record (562 days) and achieved its first breaker-to-breaker continuous run record - 665 consecutive days (February 2023)
–Sequoyah maintained station performance in top quartile for the entire fiscal year (based on standard nuclear industry definitions for station performance)
–Browns Ferry, Sequoyah, and Watts Bar nuclear sites had exemplary performance levels compared to industry peers
–Watts Bar Unit 1 achieved its second breaker-to-breaker continuous run – 496 consecutive days (April 2023). This duration is second to the breaker-to-breaker continuous run record of 512 days (September 2000)

Effective Resource Management
•An estimated $9.7 billion in flood damage averted in the Tennessee Valley and along the Ohio and Mississippi Rivers over TVA's recorded history, with an estimated $7 million in flood damage averted in the Tennessee Valley in 2023

•Operates River Forecast Center around the clock, monitoring weather conditions and forecasts, and constantly watching and adjusting the Tennessee River system
•Manages the Tennessee River system in an integrated manner, which includes balancing hydroelectric generation, navigation, flood-damage reduction, water quality and supply, and recreation
•Implementing the Hydro Life Extension Program with a focus on improving the availability and flexibility of the hydroelectric fleet

TVA Strength and Stability •Organization and operations entirely self-funded since 1999
•Total Financing Obligations ("TFOs") at September 30, 2023 were among the lowest in over 30 years
Rates
•Residential rates lower than 75 percent of the top 100 U.S. utilities (based on June 2023 12-month rolling average from EIA)
•Industrial rates lower than more than 95 percent of the top 100 U.S. utilities (based on June 2023 12-month rolling average from EIA)

Strong Partnerships •COVID-19 Pandemic Support –Continued regulatory relief and flexibility to LPCs through June 30, 2023
–In previous years, the TVA Board approved pandemic credits, which were effective for 2021, 2022, and 2023. These credits provided an annual 2.5 percent monthly base rate credit and applied to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA's directly served customers and totaled $225 million and $228 million for 2023 and 2022, respectively

–Continued support through the Community Care Fund established in 2020 that has already provided over $11 million, with over $2 million provided in 2023, to support local initiatives that address hardships created by the COVID-19 pandemic

•Returned $199 million in bill credits to LPCs participating in Long-Term Partnership Agreements in 2023
Economic Development •Named a Top Utility in Economic Development by Site Selection Magazine for 18th year in a row
•Efforts continued to help attract and encourage the expansion of business and industries in the Tennessee Valley in 2023 contributing to:
–$9.2 billion in projected investments, and
–Expect creation/retention of 58,411 jobs (12,276 jobs created; 46,135 jobs retained)

•Supported rural communities with TVA economic development programs tailored to meet the needs of these areas
•Provided $611 million in tax equivalent payments in 2023 to state and local governments served by TVA’s energy generation or in areas supporting TVA properties (excluding impacts from tax equivalents related to fuel cost adjustments)

Community Support •Nearly $11 million donated to organizations across the Tennessee Valley in addition to the Community Care Fund
•Distributed 1 million meals to families in need in 2023 through TVA's partnership with Feeding America
•Continued support through the Home Uplift, School Uplift, and Community Centered Growth programs across the Tennessee Valley
•Through the Connected Communities initiative, TVA established 15 connected communities pilot projects aimed at addressing today's challenges with community-driven information and technology solutions for a modernized energy system. Six community partnerships have also been added to provide consulting services

Sustainability Solutions
•Sustainability helps TVA to live its values – those of Safety, Integrity, Inclusion, and Service – and encompasses the following:
–Economic Impact – partnering to build the region’s clean energy economy,
–Environment – stewarding the region’s resources,
–Social – serving people and communities across the region, and
–Governance – driving progress through accountability and transparency

•Issued 2022 Sustainability Report highlighting innovative work and partnerships
•Issued 2022 EEI Environmental, Social, and Governance ("ESG")/Sustainability Report
•TVA projects and community partnerships supported through biodiversity investments consistent with TVA Board’s Biodiversity Policy

Energy •Carbon-free power supply mix was 55% percent of TVA's overall power supply for the year ended September 30, 2023
•For CY 2022, TVA's mass emissions of carbon dioxide were at a 54 percent reduction and TVA's carbon emission rate was at a 50 percent reduction from 2005 levels

–Chart depicts both generated and purchased power within respective resource types. In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduced 2023 energy needs by about 2,100 net cumulative gigawatt hours or 1.3%. TVA sells the renewable energy certificates ("RECs") resulting from some of its purchased power to certain customers

•First utility in the nation to successfully obtain approval for an early site permit from the Nuclear Regulatory Commission to potentially construct and operate Small Modular Reactors ("SMRs") at TVA’s Clinch River Nuclear Site
•In December 2022, TVA entered into a multi-party collaborative arrangement to further advance the global deployment of SMRs

•New Nuclear Program approved by TVA Board in 2022 – up to $200 million to explore advanced reactor technology options – New Nuclear Program provides a systematic roadmap for TVA’s exploration of advanced nuclear technology

•Top quartile utility in renewable energy delivered in the Southeast

Programs and Partnerships
•Pioneering partnerships to develop advanced nuclear technology
•TVA offers renewable energy programs, in partnership with LPCs, which allow businesses and individuals to purchase RECs to meet their renewable energy and sustainability goals

•TVA has been working with LPCs, state agencies, and third-party charging developers on the creation of the Fast Charge Network for electric vehicles, and in 2022, TVA launched the Fast Charge Network. As of September 30, 2023, 15 sites were complete and operational with 55 additional sites under contract for development

•In 2023, TVA began construction on its first TVA-owned, grid scale, lithium-ion demonstration battery project near Vonore, Tennessee
National Defense •Supports national defense efforts and partners with Oak Ridge National Laboratory on innovative research

Strong Performance Furthers TVA's Public Power Mission
TVA's workforce performed at a high level in 2023 in managing TVA's extensive, complex operations and delivering on its public power mission. As a result of its high level of performance, TVA achieved nearly all of its performance objectives at target or above for both its annual and long-term incentives for 2023. TVA is a utility company that competes with other utilities - including IOUs - for talent, but since TVA is a mission-based organization, TVA compensates its CEO conservatively relative to its compensation peers. TVA’s benchmarking and compensation-setting process is described below under Compensation Setting Process – TVA Competes with Peers for Talent. TVA generally determines target total direct compensation ("TDC") based on TVA’s relevant labor market. Currently, TVA’s CEO target TDC is below the 50th percentile (median) of 2023 compensation peers. TVA's performance along with its compensation structure results in differentiated value delivered directly to the residents of the Tennessee Valley and reflects a keen focus on TVA's mission of serving those residents.

Notable 2023 Actions
The following are notable plan design changes for 2023:

Plan Changes to Better Align to Market (approved by TVA in 2022 and applicable to performance cycles ending in 2023 and beyond)

Short-Term Incentive ("STI") Plans

On May 10, 2022, the CEO approved plan design changes to TVA's STI plans, including the Executive Annual Incentive Plan ("EAIP"). The maximum scorecard opportunity increased to 200 percent to remain competitive through better alignment with market practices of TVA’s pay comparator peer group and to reward achievement of stretch performance goals. This change continues to reinforce corporate performance that contributes to TVA’s overall commitment to its stakeholders while maintaining the current plan design maximum payout based on a combination of scorecard results, a Corporate Multiplier, and an Individual Performance Multiplier. Approved changes now allow positive discretion on the Corporate Multiplier (increased to 1.1), which provides additional consideration for the quality of annual performance results as well as the flexibility to recognize corporate achievements not directly captured in the scorecard results, and complements the existing negative discretion currently provided under the EAIP. STI plans include the Winning Performance Team Incentive Plan ("WPTIP") for eligible non-executives and the EAIP for eligible executives, including the NEOs. Final awards for the CEO are approved by the Board Chair after obtaining input from Board members and consulting with the People and Governance Committee.

Long-Term Incentive Plan ("LTIP")

On May 10, 2022, the CEO approved changes to the LTIP. The maximum scorecard opportunity increased to 200 percent to remain competitive through better alignment with market practices of TVA’s pay comparator peer group and to reward achievement of stretch performance goals.

CEO participation in TVA incentive plans is approved and administered by the Board or its designee.
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
The Compensation Plan is designed to:

•Provide market-based, competitive compensation levels so TVA can attract, retain, and motivate highly competent employees. TDC generally is determined by considering several factors, including reference to the median (50th percentile) of the relevant labor market. Executives may be positioned above or below the median based on labor market conditions and other factors such as tenure in the role.
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
TVA's Executive Compensation Program Aligns Pay with Performance
Two-thirds of the CEO's target TDC is performance-based and at risk, based on achievement of performance goals that further advance TVA's mission and strategic objectives. More than half of the other NEOs' target TDC opportunity is performance-based and at risk. This alignment of compensation with performance also results in compensation being aligned with value delivered to TVA's stakeholders, including LPCs, businesses, and communities, and to the economy of the Tennessee Valley.

CEO TARGET TDC COMPENSATION MIX	OTHER NEO TARGET TDC COMPENSATION MIX

2023 CEO Target Total Direct Compensation Is Below the Peer Median
The TVA Act encourages competitive, market-based executive compensation. Many of TVA's peers, with similarly complex and large-scale operations, are IOUs. The TVA Board considers TVA's federal agency status in setting compensation components and pay levels, both directly – by incorporating government/non-profit agencies into the executive compensation survey sample used to develop benchmarks, as required by the TVA Act – and indirectly by approving target TDC that was below the 50th percentile (median) of the market composite data. The compensation consultant for the People and Governance Committee (the "Committee") performed a market study in January 2021, which evaluated multiple methodologies and validated TVA’s current methodology for benchmarking CEO compensation.
The TVA Board increased Mr. Lyash's pay for 2023 to reflect his leadership, performance, and experience. While the change moved Mr. Lyash's pay closer to the median in 2023, his target TDC continues to be below the median of the 2023 market composite.
The use of benchmarking data is described in detail under Compensation Setting Process – TVA Competes with Peers for Talent below.
The graphics below illustrate 2023 target TDC for the CEO and the average 2023 target TDC for the other NEOs as compared to the 2023 market composite 25th and 50th (median) percentiles.
Note
Target market assessment was effective October 2022 and included a market composite of Willis Towers Watson (“WTW”) survey sample and proxy peer group. See Compensation Setting Process — TVA Competes with Peers for Talent — List of Compensation Peer Companies below for a list of companies in the survey sample and proxy peers.

CEO Compensation at a Glance
ACTUAL 2023 TOTAL DIRECT COMPENSATION ("TDC") EARNED - $7,985,860

$1,227,000 BASE SALARY
$1,302,384
ANNUAL PERFORMANCE AWARD
At risk, performance-based
Under the Executive Annual Incentive Plan ("EAIP"), performance achieved against target was 185 percent, followed by the application of a 0.85 Corporate Multiplier. An Individual Performance Multiplier was then applied at 45 percent.

$3,963,176
LONG-TERM PERFORMANCE ("LTP") AWARD(1)
At risk, performance-based
Under the Long-Term Incentive Plan ("LTIP"), the LTP payout percentage achieved for the three-year performance cycle ended September 30, 2023, was adjusted by TVA's Board from 146 percent to 136 percent.
$1,493,300 LONG-TERM RETENTION ("LTR") AWARD(2) Under LTIP, award amount consists of three 2023 tranches – 2021 LTR award, 2022 LTR award, and 2023 LTR award.
Notes
(1)Mr. Lyash was granted an LTP award with a target amount of $2,914,100 effective October 1, 2020, for the 2021-2023 performance cycle.
(2)Mr. Lyash’s LTR incentives earned in 2023 reflect three overlapping retention awards (typically granted annually with ratable vesting over three years subject to continued employment).
TDC earned reflects incentive outcomes tied to short- and long-term company performance, along with decisions made by the Committee at the end of 2023, to reward the CEO's individual performance. Under Mr. Lyash’s leadership as CEO, TVA has made meaningful progress on improving its public power mission. The company’s performance under key operational metrics strengthened TVA’s ability to deliver low-cost and reliable energy to the Tennessee Valley.

2023 TARGET TDC OPPORTUNITY - MAJORITY IS AT-RISK/PERFORMANCE-BASED

Target TDC opportunity is forward-looking – it represents potential compensation set by the Committee, effective at the beginning of 2023, to incentivize superior performance. Some of the $8,757,500 opportunity was earned in 2023 (salary, annual performance award, and 1/3 of the LTR award) while most will not be earned until future satisfaction of preset performance goals or employment conditions: Mr. Lyash will earn the LTP award component only upon achievement of certain performance targets at the end of the three-year performance period (September 30, 2025), and he will receive the second and third tranches of the LTR award opportunity only upon his continued employment on each of September 30, 2024 and September 30, 2025. See 2023 Performance Goals and Performance Achievement below for more information on annual and long-term incentive plans.
The CEO’s annual performance award and LTP award total 66% of target TDC, and require achievement of financial, operational, and individual goals for the CEO to realize value.
There is no minimum payment guaranteed under the annual and long-term performance awards.

KEY COMPANY PERFORMANCE METRICS
The 2023 annual key performance metrics objectives were established in 2022 and, despite challenges presented by long-term U.S. skilled labor shortages, market conditions, and economic development and demand management, TVA exceeded nearly all targeted objectives, delivering strong operational, overall safety, and financial strength performance for 2023. The LTP performance metrics below were for the 2021-2023 performance cycle. Organizational performance under the 2021-2023 LTP program was strong in achieving several key operational measures, as noted below.

Annual Metric(1)	Target Performance	Actual Performance	Weight	Performance Against Target
TVA Total Spend ($M)	$6,560	$6,168	40%	Exceeded stretch goal
Load Not Served (System Minutes)	3.9	3.1	30%	Exceeded stretch goal
Annualized Nuclear Online Reliability Loss Factor	2.00%	1.53%	15%	Exceeded target goal
Combined Cycle Equivalent Availability Factor	83.6%	83.9%	10%	Exceeded target goal
Coal Equivalent Availability Factor	63.8%	74.8%	5%	Exceeded stretch goal

LTP Metric(1)	Target Performance	Actual Performance	Weight	Performance Against Target
Non-Fuel Delivered Cost of Power	3.48	3.40	45%	Exceeded target goal
Load Not Served (System Minutes)	3.9	3.6	30%	Exceeded target goal
External Performance Indicators for TVA Nuclear Fleet	94.9	94.1	15%	Above threshold goal
Stakeholder Survey	77.7	81.0	5%	Exceeded stretch goal
Customer Survey	71.3	70.3	5%	Above threshold goal
Note
(1)See 2023 Performance Goals and Performance Achievement below for further information on each performance metric and 2023 results.
Compensation Setting Process
Establishing Compensation and Governance Practices
The TVA Board, under the authority of the TVA Act, has responsibility for establishing compensation for TVA employees, including the NEOs. The TVA Board is directed under Section 2 of the TVA Act to establish a plan that specifies all compensation (such as salary and any other pay, benefits, incentives, or other form of remuneration) for the CEO and TVA employees. The TVA Act also provides that the TVA Board will annually approve all compensation (such as salary and any other pay, benefits, incentives, or other forms of remuneration) for all managers and technical personnel who report directly to the CEO (including any adjustments to compensation).
Under the authority of the TVA Act, the TVA Board, its Committee, and individual TVA Board members are involved in compensation matters. The TVA Board has taken the following actions to delegate authority with respect to compensation:
Delegation to Committee
•Responsibility for oversight of executive compensation pursuant to the Compensation Plan and review of this CD&A.

•Authority to review and make critical recommendations to the Board, as reflected in the chart on the following page.

Delegation to TVA Board Chair

•Authority to evaluate and rate the CEO’s performance during the year.

•Authority to approve any payout to the CEO under the EAIP, based on, among other things, the CEO’s evaluated performance during the year, in consultation with the Committee and with input from individual members of the TVA Board.
Delegation to CEO

•Authority to set or adjust total target compensation for present or future direct reports within a compensation range of 80 percent to 110 percent of the target TDC. Additionally, has authority to approve the parameters of supplemental compensation and benefit plans, provided that the CEO may not finally take such actions until the TVA Board members have been notified of the proposed actions and given the opportunity to ask the Committee, or the full TVA Board, to review the proposed actions before they become effective.

•Authority to approve the individual performance goals for the CEO's direct reports and the authority to evaluate and rate the performance of the CEO's direct reports during the year against such performance goals, in consultation with the Committee and with input from individual members of the TVA Board.

•Authority to approve, or delegate to others the authority to approve, the salaries and all other compensation of employees whose annual salaries would be in excess of Level IV of the Executive Schedule of the U.S. Government ($183,500 in 2023) for anyone except the CEO and the Inspector General.

•Authority to approve, or delegate to others the authority to approve, all personnel and compensation actions that the TVA Board has not reserved for itself.
Role of Compensation Consultant
The Committee engaged the independent consulting firm Frederic W. Cook & Co., Inc. ("FW Cook") in 2023 to determine the peer group and the benchmarking process and to help evaluate competitive compensation. The Committee assessed certain independence factors and determined the firm's work raised no potential conflict of interest.

Compensation Setting – Annual Roles and Responsibilities
The following chart sets forth the roles of the TVA Board, Board Chair, Committee, and CEO, and typical timeframe, in setting compensation for the NEOs.

What	When	How
Compensation Governance	January	•Committee reviews and evaluates independent compensation consultant.
April - May
•CEO reviews and approves any changes to supplemental compensation plans (i.e., short-term incentive ("STI") and long-term incentive ("LTI") plans).
•Committee reviews TVA Compensation Plan, peer group, and benchmarking process and recommends any changes to the TVA Board.
•TVA Board reviews and approves any changes to compensation governance.

Incentive Plan Measures and Goals	January - October	•Committee monitors performance quarterly.
	April	•Committee reviews proposed performance measures for next fiscal year ("FY").
July - August
•Committee reviews and recommends to the TVA Board the STI corporate multiplier measures and goals and LTIP measures and goals for upcoming cycles.
•CEO sets and approves STI enterprise performance measures and goals for upcoming cycle.
•TVA Board approves STI corporate multiplier measures and goals and LTIP performance measures and goals for upcoming cycles.

Corporate Multiplier ("WPTIP"/"EAIP")	October - November
•CEO qualitatively assesses performance compared to target and recommends final payout and corporate multiplier between 0 and 1.1 for the past FY to the Committee and TVA Board.
•Committee reviews and recommends to the TVA Board the corporate multiplier for past FY.
•TVA Board qualitatively assesses performance compared to target to determine final corporate multiplier between 0 and 1.1 for past FY.

Long-Term Incentive Plan –Long-Term Performance ("LTP")	October - November
•CEO qualitatively assesses performance compared to target and recommends final LTIP payout percentage for cycle ending in past FY to the Committee and TVA Board.
•Committee reviews and recommends to TVA Board the LTIP payout percentage for cycle ending in past FY.
•TVA Board qualitatively assesses performance compared to target to determine final LTIP payout percentage for cycle ending in past FY.
•The TVA Board has the discretionary authority to review the results of performance measures and goals and to approve any adjustments to payouts in appropriate circumstances.

Executive Schedule ("ES") Level IV	October - November
•The Board has delegated to the CEO the authority to approve, or delegate to others the authority to approve, the salaries and all other compensation of employees whose annual salaries would be in excess of ES Level IV ($183,500 for 2023) for anyone except the CEO and the Inspector General.

CEO Performance Evaluation	September - November
•Individual TVA Board members complete CEO performance assessment and return to TVA's Compensation organization.
•TVA's Compensation organization summarizes comments and information and presents to the Board Chair.
•Board Chair consults with Committee.
•Board Chair informs EVP, Chief Human Resources and Administrative Officer, he/she has:
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
•Board Chair informs EVP, Chief Human Resources and Administrative Officer, via memo.

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
•CEO notifies EVP, Chief Human Resources and Administrative Officer, of approved compensation adjustments via memo.

Compensation Discussion and Analysis ("CD&A")	October - November	•Committee reviews and recommends inclusion in TVA's Annual Report on Form 10-K.

TVA Competes with Peers for Talent
A fundamental goal of TVA's executive compensation program is to attract, retain, and motivate the highly competent talent necessary to manage TVA's complex operations and achieve superior performance. TVA competes for this talent with large IOUs, and thus TVA needs to offer compensation programs that are competitive with those peers.
Use of Market Data and Benchmarking
TVA generally determines target TDC for executives based on the relevant labor market. After compiling market compensation for the positions at the beginning of 2023, the Committee, with assistance from FW Cook, used the information to:
•Assess target compensation level and incentive opportunity competitiveness; and
•Determine appropriate target compensation levels and incentive opportunities to maintain the desired degree of market competitiveness, while also considering other factors, such as executive experience, skill set, performance, and internal parity.
The relevant labor market for most of TVA's executives, including the NEOs, consists of both private and publicly-owned companies in the energy services industry that have similar revenue and scope as TVA. Each year, the Committee's compensation consultant recommends a peer group for approval by the Committee. For 2023 compensation opportunities, TVA's market data was determined based on a review of executive compensation survey data and proxy peer group data from public filings. For the survey-based analysis, TVA referenced a sample from the 2022 Willis Towers Watson Energy Services Executive Compensation Database consisting of (i) 32 IOUs with revenue greater than or equal to $3.0 billion plus (ii) 11 additional government/non-profit entities with revenue greater or equal to $1.0 billion. Data from this sample were further regressed to TVA's size based on revenue. For NEO roles, the survey analysis was supplemented with public compensation data from a separate proxy peer group of IOUs. The Committee reviews the proxy peers annually to ensure continued appropriateness, including comparable business content and model, company size measured primarily by revenue and assets, and other refining factors such as generating capacity, number of employees, and number of customers. When making compensation decisions for 2023, the Committee reviewed proxy peer group size data, which is shown below. At that time, TVA was centrally positioned within the current proxy peer group; the primary financial metrics, revenue and assets, were positioned close to median while secondary metrics were balanced, with generating capacity above the 75th percentile, employee count between the 25th percentile and median, and customer count near the 75th percentile.

TVA REVENUE VS PEERS(1) (in millions)	TVA ASSETS VS PEERS(2) (in millions)	GENERATION CAPACITY VS PEERS(3) (in thousand MW)	TVA EMPLOYEE COUNT VS PEERS(4)	LPC CUSTOMER COUNT VS PEERS(5) (in thousands)

TVA's positioning and summary statistics are based on the latest available data at the time the executive compensation review was presented to the People and Governance Committee, October 2022. Data from TVA's 24-company proxy peer group are sourced from S&P Capital IQ. For information on peer group, see List of Compensation Peer Companies below.
Notes on TVA Data:
(1)Revenue reflects 2021 revenue, normalized (1) for estimated partnership and pandemic credits provided to customers and (2) to reflect TVA's role as a wholesale power provider and its offering of significant services beyond a traditional wholesale utility. This updated methodology best reflects TVA's revenue in comparison to the revenue of its proxy peers.
(2)Assets are as of June 30, 2022.
(3)Generating capacity is as of March 31, 2022.
(4)Employee count is as of September 30, 2021.
(5)Customer count is as of March 31, 2022 and represents metered households of LPCs that deliver power to approximately 10 million people of the Tennessee Valley.

For executives with both proxy and survey benchmarks, competitive comparisons were made relative to a "market composite", or an average of the survey and proxy data.

List of Compensation Peer Companies
The following chart outlines the companies that constituted the survey sample and proxy peer group used to benchmark NEO compensation for 2023:

Company	Investor Owned Utilities with Revenue Greater Than or Equal to $3.0 Billion Which Participated in 2022 Willis Towers Watson Energy Services Survey	Government/Non-Profit Entities with Revenue Greater Than or Equal to $1.0 Billion Which Participated in 2022 Willis Towers Watson Energy Services Survey	Proxy Peer Group of Investor Owned Utilities
AES Corporation	■		■
Alliant Energy Corporation	■
Ameren Corporation	■		■
American Electric Power Company, Inc.	■		■
CenterPoint Energy, Inc.	■		■
CMS Energy Corporation	■		■
Consolidated Edison, Inc.	■		■
Constellation Energy Corporation	■
CPS Energy		■
Dominion Energy, Inc.	■		■
DTE Energy Company	■		■
Duke Energy Corporation	■		■
Edison International	■		■
Entergy Corporation	■		■
Evergy, Inc.	■
Eversource Energy	■		■
Exelon Corporation	■		■
FirstEnergy Corp.	■		■
Great River Energy		■
JEA		■
LG&E and KU Energy LLC	■
Lower Colorado River Authority		■
Nebraska Public Power District		■
New York Power Authority		■
NextEra Energy, Inc.	■		■
NiSource, Inc.	■		■
NRG Energy, Inc.	■		■
Oak Ridge National Laboratory		■
Oncor Electric Delivery Company LLC	■
Omaha Public Power		■
Pacific Gas and Electric Company	■		■
Pinnacle West Capital Corporation	■
PPL Corporation	■		■
Public Service Enterprise Group Inc.	■		■
Puget Sound Energy, Inc.	■
Salt River Project		■
Santee Cooper		■
Sempra Energy	■		■
Southern Company	■		■
Tri-State Generation and Transmission		■
Vistra Corp.	■		■
WEC Energy Group, Inc.	■
Xcel Energy, Inc.	■		■

Assessment of Risk
TVA's Enterprise Risk Management organization, in coordination with other members of TVA's management, including Total Rewards, Digital Solutions and Data, conducts an annual assessment of enterprise-level risks including risks arising from TVA's compensation policies and practices.
Based on the results of this assessment, no risks were identified with the compensation policies and practices that are reasonably likely to have a material adverse effect on the organization and its achievement of its strategic goals and objectives.
2023 Executive Compensation Program Components
Total Direct Compensation ("TDC")
In setting executive compensation each year, the Committee focuses on TDC, which includes those compensation elements that incentivize future performance or reward past performance. TDC is comprised of annual salary, annual incentive award under the EAIP, LTP award under the LTIP, and LTR award under the LTIP.
Each year, two key compensation decisions are made with respect to NEO compensation: (1) the amount of the TDC opportunity to grant, which is forward-looking, incentivizes the NEO to perform, and is determined toward the beginning of the fiscal year, and (2) the amount of TDC earned, which rewards the NEO for prior performance and (other than salary or LTR award) is determined at the end of the year. The TDC components and weightings for TDC opportunities granted to the NEOs in 2023 are summarized below and described in the sections that follow. Since TVA is a governmental entity that issues no equity, all direct compensation is denominated and paid out in cash.

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
•LTP awards are granted with a three-year performance cycle. Awards are variable at-risk opportunities based on achievement against performance goals established at the beginning of the three-year performance period.
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
The 2023 salaries for the NEOs are described under each executive's compensation scorecard under 2023 Pay Decisions - 2023 NEO Pay Decisions and Compensation Scorecards below and reported in the Executive Compensation Tables and Narrative Disclosures - Summary Compensation Table.
Incentive Opportunities
The annual and long-term incentive opportunities for the NEOs are set at levels that (i) are competitive with the relevant labor market, with target TDC generally determined by considering the 50th percentile of the relevant labor market, and (ii) result in a majority of each executive's total long-term incentive opportunity in the form of performance-based awards and the remaining percent of each executive's total long-term incentive opportunity in the form of retention awards. More than half of TVA's NEO's target TDC opportunity is performance-based and at-risk as described above in TVA's Executive Compensation Program Aligns Pay with Performance.

Long-term incentive awards are intended to provide a similar pay component as equity-based compensation at peer IOUs. Since TVA does not issue equity, the compensation program cannot provide a component similar to equity awards that capture long-term value, and have the potential for significant gains or losses, based on market fluctuations. As a result, TVA's long-term incentives are not necessarily intended to match market pay levels.
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
In July 2023, Mr. Moul received the third and final installment of a deferred cash recruitment and relocation incentive in the amount of $100,000 that was part of his 2021 employment offer. In 2023, Mr. Moul received an additional $110,182 in relocation benefits as reported in the Executive Compensation Tables and Narrative Disclosures – Summary Compensation Table under "All Other Compensation".
Executive Severance Plan
TVA has established an Executive Severance Plan to provide additional benefits to certain executives if TVA terminates the employment of covered executives other than for Gross Misconduct or such executives terminate for Good Reason. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan below for additional information regarding the benefits available to covered executives under the Executive Severance Plan as well as definitions of Gross Misconduct and Good Reason.

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
In addition to its qualified retirement plans, TVA has a SERP for selected executives who are critical to the ongoing success of the enterprise. TVA's SERP is a non-qualified plan that provides supplemental retirement benefits at compensation levels that are higher than the limits specified by Internal Revenue Service ("IRS") regulations for qualified retirement plans. The provision of such non-qualified plans to executives is a common practice among companies in TVA's peer group. The purpose of the SERP is to:
•Provide a competitive retirement benefit level that cannot be delivered solely through TVA's qualified retirement plans due to IRS limitations, and
•Provide a benefit level (as a percentage replacement of pre-retirement pay) that is more comparable to that of employees who are not subject to the IRS limitations.
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

2023 Performance Goals and Performance Achievement

Strategic Priorities	Incentive Compensation Metrics*
A significant portion of each NEO's compensation is based on company performance and influenced by individual performance achievements. As a result, a majority of NEO compensation is at-risk, providing incentive for the executive to achieve superior performance for TVA and for the businesses, communities, and residents it serves, both in the short term and in the years to come.
Incentive compensation is provided to NEOs under the EAIP and LTIP. Each incentive award is described below.
People Advantage Amplifying the energy, passion, and creativity within each TVA employee	Safety - Serious Injury Incident Rate ("SIIR")
Operational Excellence Building on TVA's best-in-class reputation for reliable service and competitively priced power
Load Not Served
Annualized Nuclear Online Reliability Loss Factor
Combined Cycle Equivalent Availability Factor
Coal Equivalent Availability Factor
External Performance Indicators for
    the TVA Nuclear Fleet

Financial Strength Investing in the future, while keeping energy costs as low as possible	Total Financing Obligations Operating Cash Flow Net Income Total Spend Non-Fuel Delivered Cost of Power
Powerful Partnerships Promoting progress through the shared success of TVA's customers and stakeholders	Jobs Created and Retained Stakeholder Survey Customer Survey
Igniting Innovation Pursuing innovative solutions for TVA and its customers and communities
*Incentive compensation metrics are further described below in 2023 Incentive Plan Performance Metrics and Long-Term Performance Awards.

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
The EAIP is designed to encourage and reward executives for successfully achieving annual financial and operational goals. For 2023, each NEO's annual incentive payment was calculated as follows:

EAIP Amount	=	Annual Salary	×	Annual Target Incentive Opportunity	×	Percent of Scorecard Opportunity Achieved (0% to 200%)	×	Corporate Multiplier (0 to 1.1)	×	Individual Performance Multiplier (0% to 150%)
Each component of this calculation is discussed below (except for annual salary, which is discussed above). The award for certain participants in the WPTIP and the EAIP may be adjusted by the participant's supervisor based on an evaluation of the participant's individual achievements and performance during the year. In addition, pursuant to discretion granted under the TVA Compensation Plan, awards may be further adjusted by the TVA Board or the CEO (1) as a result of any unusual or nonrecurring event affecting TVA or the financial statements of TVA, or (2) as a result of changes in business conditions or the business strategy of TVA. There is no guaranteed minimum payout under the EAIP or WPTIP, and the maximum payout for either plan cannot exceed 225 percent of the target award.

Annual Target Incentive Opportunity
Following a review of benchmarking and individual performance, the TVA Board evaluated the appropriateness of the EAIP award opportunity for the CEO based on market data and other individual factors and made no changes for 2023. Similarly, the CEO evaluated the appropriateness of the EAIP award opportunities for the other NEOs based on market data and other individual factors, including internal parity, and made no changes for 2023. Accordingly, target EAIP award opportunities of the NEOs for 2023 were as follows:

Named Executive Officers	2023 Target Annual Incentive Opportunity(1)
Mr. Lyash	150%
Mr. Thomas	80%
Mr. Moul	80%
Mr. Rausch	70%
Mr. Fountain	70%
Note
(1)Represents a percent of each NEO's annual salary.

2023 Incentive Plan Performance Metrics
The metrics used to measure performance under the WPTIP and EAIP are the same for all TVA employees. These metrics tie directly to key enterprise metrics used by senior management in its annual budget and strategic planning process, which in turn tie directly to the achievement of TVA's strategic objectives and mission. The 2023 WPTIP and EAIP metrics and goals were set out in an organizational scorecard ("TVA Enterprise Scorecard") applicable to all employees. The 2023 performance measures, along with the weighting ascribed to each, are shown below as a percentage of the total WPTIP/EAIP award opportunity at target-level performance.

2023 WPTIP/EAIP METRICS	The 2023 WPTIP/EAIP metrics are described in detail below.

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

Load Not Served
What this measures: Transmission system outages that affect TVA customers
Load Not Served ("LNS") is a measure of the magnitude and duration of transmission system outages that affect TVA customers expressed in system minutes. An automatic customer interruption with a duration of one minute or greater is tracked as an LNS event. LNS events caused by TVA on a distributor system will also count as a TVA event even if the TVA system remains energized. LNS events exclude interruptions due to declared major events, variances, gunfire, vandalism, and verified tornadoes.
Why Is This Metric Used? TVA manages this critical indicator to reduce the impact of customer outages.

Annualized Nuclear Online Reliability Loss Factor
What this measures: Nuclear plant availability
Annualized Nuclear Online Reliability Loss Factor is the 12-month ratio of all generation losses (minus refueling outage (“RFO”) and exempt losses) to reference energy generation (minus RFO and exempt losses) in a normal fuel cycle period, per external standard nuclear industry guidelines.

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

Coal Equivalent Availability Factor
What this measures: Coal plant reliability
Coal EAF reflects the percentage of time over a given period that a generating unit was available to generate electricity for TVA coal generating assets, based on GADS event reporting guidelines for megawatt hour losses. Coal EAF excludes events classified as outside management control and variances.
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

2023 Executive Annual Incentive Plan Results
The performance results on the 2023 TVA Enterprise Scorecard are set forth below. Performance reflects a 185 percent opportunity achieved against target (on a scale from 0 percent - 200 percent), followed by the application of the EAIP Corporate Multiplier, 0.85.
TVA'S 2023 ENTERPRISE SCORECARD PERFORMANCE(1)
Note
(1) The TVA Enterprise Scorecard sets forth the performance goals applicable to the WPTIP and the EAIP.
Corporate Multiplier Allows TVA Board to Adjust for Overall Performance

As in previous years, the TVA Board approved the use of a corporate multiplier for the 2023 EAIP. The corporate multiplier ranges between 0 and 1.1. The multiplier was based on performance in 2023 against goals set in May 2022 for six organizational metrics, and following are key highlights for this performance period:
•Continued overall strong safety performance, while also acknowledging an employee fatality
– 2023 SIIR remains top decile, based on most recent data available
•Financial health and performance – continued strong financial performance with TFO exceeding stretch; Net income exceeding target; and Operating Cash Flow exceeding threshold and below target
•Jobs created and jobs retained – 2023 efforts continued to help attract and encourage the expansion of business and industries
–$9.2 billion in projected investments, and
–Expected creation/retention of 58,411 jobs (12,276 jobs created and 46,135 jobs retained)
•Overall performance – strong performance with record–setting results across a broad range of metrics while also acknowledging the events of Winter Storm Elliott and an employee fatality

Why does the TVA Board use a multiplier?

The multiplier allows the TVA Board to qualitatively assess the organization's performance, emphasizing the importance of safety, financial health, reputation, and economic development.
The TVA Board and the CEO qualitatively assessed TVA’s performance at the end of the 2023 performance period. Based on TVA's performance with respect to the 2023 corporate multiplier measures and the overall performance described above, and considering the additional accountabilities of the leadership team in regards to the events of Winter Storm Elliott and an employee fatality, the TVA Board determined to apply a 0.85 multiplier to the calculated EAIP payout.

Corporate Multiplier Factors

Metric	Definition	Why Is This Metric Used?
Safety – Serious Injury Incident Rate ("SIIR")	A mathematical calculation used by Edison Electric Institute that quantifies the extent of injury for serious injuries and fatalities from events within the control of the employee and/or the employer.	TVA shares a professional and personal commitment to protect the safety of its employees, its contractors, its customers, and those in communities that TVA serves.
Total Financing Obligations ("TFO")
TFO is calculated by subtracting unbudgeted contributions to unfunded liabilities from the sum of (1) long-term debt (including unamortized premiums/discounts), (2) short-term debt, (3) leaseback obligations, (4) energy prepayment obligations, and (5) variable interest entities.
TVA's TFOs are driven by its business plan and reflect the application of sound financial guiding principles. Focusing on this measure will improve TVA's fiscal performance and strengthen TVA's balance sheet.
Operating Cash Flow
Amount of cash generated from power production and other mission-related activities and generally defined as operating revenues received less cash payments made for operating expenses. See Part II, Item 8, Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows for additional information.
Operating Cash Flow is considered a key indicator of overall financial health as it measures TVA's ability to use cash received from customers to sufficiently fund outgoing cash expenditures.
Net Income
Consists of the entity’s net earnings derived by adjusting revenues for the cost of doing business, including the cost of sales, depreciation, interest, taxes, and other expenses. See Part II, Item 8, Financial Statements and Supplementary Data – Consolidated Statements of Operations for additional information.
Net income is a standard accounting measure that provides a view of TVA's financial performance and position.
Jobs Created and Jobs Retained(1)	Measures the number of new or retained jobs in the Tennessee Valley for which TVA has played a role in the recruitment or retention of the economic development project.	Jobs Created and Retained is an industry standard measure that economic developers can speak to and easily understand, and provides an established tracking mechanism to measure TVA's economic development efforts.
Board Level Significant Events	Includes items deemed significant by the TVA Board of Directors. These items may affect TVA's reputation with its customers and its stakeholders, the organizational health of the workforce, or its impact on the public at large. Both favorable and unfavorable events will be considered.	An incentive pay program, by design, cannot cover the entire scope of activities that could occur during a given cycle. This measure allows the TVA Board to deem certain reputational, environmental, or other items as significant impacts to TVA's business. Items that may be considered significant (either favorably or unfavorably) include customer survey results, stakeholder survey results, key indicators of organizational health, environmental events, or other major events not covered in other performance measures.
Note
(1) "Jobs created" in the TVA fiscal year are newly created, paid positions at a facility of a TVA customer, meaning any entity that purchases power from TVA or its distributor. "Jobs retained" are paid positions at a facility of a TVA customer that were created prior to the current TVA fiscal year and that continue to be filled in the current TVA fiscal year. See Part I, Item I, Business — Economic Development Activities for additional information.

2023 CORPORATE MULTIPLIER MEASURES (0.0 – 1.1 MULTIPLIER)

BETTER PERFORMANCE →

Target
Includes impact of partnership credits

Component		Actual	Target
Safety - Serious Injury Incident Rate		0.02	0.0
Financial Health	Total Financing Obligations (TFO) ($ billions)[1]	$20.5	$21.0
Financial Health	Operating Cash Flow ($ millions)[1]	$2,872	$3,036
Financial Health	Net Income ($ millions)[1]	$500	$415
Jobs Created and Retained		58,411	45k - 75k
Board Level Significant Events		-2	0

– SIIR - Industry Top Decile

– TFO - achieved stretch due to strategic asset decision timing and Colbert/Paradise build savings

– Cash Flow - lower than expected due to milder than normal weather

– Net Income - results driven by lower purchased power demand charges and lower planned depreciation

– Job creation and retention above target

– To reflect Winter Storm Elliott and one employee fatality

2023 EAIP Corporate Multiplier = 0.85

Note
(1)Includes impact of partnership credits. Partnership credits are wholesale bill credits provided to LPC customers who have signed long-term Partnership Agreements with TVA. For more information, see Part I, Item 1, Business — Customers.
Individual Performance Multiplier Reinforces Pay for Performance
Annually, individual goals for the NEOs are established at the beginning of each performance cycle. These goals tie to the achievement of TVA's mission and strategic objectives. A 50 percent weighting is assigned to business goals, and a 50 percent weighting is assigned to leadership competencies. No numerical measures are assigned to the goals. Rather, at the end of the performance period, the CEO assesses the performance of the other NEOs and informs the Committee of his decision on a multiplier for each NEO. For the CEO Individual Performance Multiplier, each TVA Board member assesses the CEO's performance at the end of a performance period on a scale of 1–5, with "5" representing superior performance. Results of the assessment are provided to the TVA Board Chair who, after consultation with the Committee, and with input from individual Board members, determines the multiplier to be applied to the CEO. For each NEO, the individual performance multiplier can range between 0% to 150% of the calculated payout and can be used to reduce (multiplier below 100%) or increase (multiplier above 100%) the amount of the award.
For 2023, the NEOs were evaluated on individual performance goals and the following leadership competencies:
Leadership Competencies

Inspiring Trust and Engagement	Continuous Improvement	Vision, Innovation, & Strategic Execution	Leadership Courage	Building Organizational Talent
Accountability and Driving for Results	Adaptability	Business Acumen	Effective Communication	Leveraging Diversity
The 2023 individual multipliers and award payouts to the NEOs under the 2023 EAIP are described under each executive's compensation scorecard under 2023 Pay Decisions — 2023 NEO Pay Decisions and Compensation Scorecards below. Award payouts are also reported in the "Non-Equity Incentive Plan Compensation" column in the Executive Compensation Tables and Narrative Disclosures — Summary Compensation Table.

Long-Term Incentive Plan ("LTIP") Compensation
TVA executives, including the NEOs, participate in the company's LTIP. These individuals make decisions that significantly influence the development and execution of TVA's long-term strategic objectives. As such, awards under TVA's LTIP are designed to reward executives for sustainable success. Since long-term success is supported by a commitment to continued employment, the NEOs are incentivized to remain with the company through the vesting of the LTP awards and LTR awards, as discussed below.

LONG-TERM AWARDS REWARD LONG-TERM SUCCESS	LONG-TERM INCENTIVE AWARDS

•Enterprise-wide performance criteria that are directly aligned with TVA's mission
•"Cumulative" performance approach to measure performance achieved over a three-year period with a new three-year performance cycle beginning each year
•Potential payment range of 0 percent to 200 percent of target incentive opportunity to enable awards that are commensurate with performance achievements
•Award opportunities established for each performance cycle below or near median levels of competitiveness with TVA's peer group
•LTP awards vest upon the completion of the three-year performance period, contingent upon continued employment through vesting date and subject to achievement of performance goals
•LTR awards vest in one-third increments over three years, contingent upon continued employment on each vesting date

The TVA Board and Mr. Lyash evaluated the appropriateness of the long-term incentive award opportunities for the CEO and other NEOs, respectively. For 2023, the values of the Total LTI awards (LTP awards at target and the LTR awards) were increased from 2022 levels, near market median, following a review of benchmarking and individual performance and reflective of increased tenure and experience. Accordingly, target long-term incentive award opportunities of the NEOs for 2023 were as follows:

NEO	2023-2025 Granted LTI Values ($)			2023-2025 LTI - Increase vs 2022-2024 (%)
	LTP Target	LTR Award	TOTAL LTI	LTP Target	LTR Award	TOTAL LTI
Mr. Lyash	$3,983,000	$1,707,000	$5,690,000	12%	12%	12%
Mr. Thomas	1,425,000	600,000	2,025,000	2%	3%	2%
Mr. Moul	1,425,000	785,000	2,210,000	21%	0%	13%
Mr. Rausch	725,000	330,000	1,055,000	22%	0%	14%
Mr. Fountain	970,000	390,000	1,360,000	26%	18%	24%

Long-Term Performance Awards
TVA's executive compensation program provides for an annual grant of an LTP award with a three-year performance period. During 2023, there were three overlapping LTP awards:

2021–2023 LTP Award	Vested September 30, 2023
2022–2024 LTP Award	Vesting September 30, 2024
2023–2025 LTP Award	Vesting September 30, 2025
The performance metrics and threshold, target, and stretch goals for each metric are determined annually by the TVA Board. Following the TVA Board's approval of performance achievement at the end of each three-year performance period, awards are paid out in cash early in the subsequent fiscal year, or upon death, disability, or retirement, as described in TVA's Long-Term Incentive Plan. For the 2021-2023 LTP award cycle, target performance provides for a 100 percent payout opportunity, performance below threshold provides for no payout, performance at threshold provides for a 50 percent payout opportunity, and performance at stretch provides for a 200 percent payout opportunity. Linear interpolation is used for results between threshold and stretch goals. The TVA Board may apply discretion to adjust the final payout for LTP awards, if necessary, to ensure a fair and balanced outcome.

LTP Incentive Amount	=	Target Value	×	Percent of Opportunity Achieved (0% to 200%)
For the three-year performance period ended September 30, 2023, the TVA Board previously approved five overall long-term incentive measures of TVA performance to be applied to all participants in the LTP. The 2021–2023 performance measures, along with the weighting ascribed to each, are shown below as a percentage of the total LTP award opportunity at target-level performance.

2021-2023 LTP PERFORMANCE METRICS	The 2021–2023 LTP metrics are described in detail below.

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

Stakeholder Survey
What this measures: external perception and reputational events
Stakeholder Survey is conducted among the general public, public officials, economic development leaders, and business/community leaders in the TVA service area to assess public opinion of TVA.

Why Is This Metric Used? This measure is conducted to assess the external reputation and perception of TVA and TVA's effectiveness in carrying out its mission and strategic objectives.

Customer Survey
What this measures: TVA's focus on meeting and exceeding customer expectations
Customer Survey is an annual survey of LPCs and Direct-Serve Customers focused on better understanding customer loyalty and related performance drivers.
Why Is This Metric Used? This measure is to help TVA better understand the strength of the bond with its customers and identify how TVA can positively affect this relationship.

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
2021–2023 LTP Award Performance Results
The performance results on the 2023 TVA Long-Term Performance Scorecard are set forth below. Performance resulted in an adjusted payout of 136 percent of target opportunity.
2021–2023 Long-Term Performance Scorecard

Notes
(1)Non-Fuel Delivered Cost of Power = (Non-Fuel Operating and Maintenance Expense + Base Capital Cost + Interest Expense + Other Expense) / Budgeted Electric Power Sales. For the 2021–2023 performance cycle, the Non-Fuel Delivered Cost of Power measure was calculated using an average of the 2021, 2022, and 2023 results.
(2)Load Not Served = (Percentage of Total Load Not Served) x (Number of Minutes in the Period). For the 2021–2023 performance cycle, the Load Not Served measure was calculated using an average of the 2021, 2022, and 2023 results.
(3)The External Performance Indicators for TVA Nuclear Fleet measure is calculated using a weighted combination of key performance indicators based on standard nuclear industry definitions for station performance, with the maximum obtainable being 100 points. For the 2021–2023 performance cycle, the External Performance Indicators for the TVA Nuclear Fleet measure was calculated using the 2023 results.
(4)For the 2021–2023 performance cycle, the Stakeholder Survey was calculated using an average of the 2021, 2022, and 2023 results.
(5)For the 2021–2023 performance cycle, the Customer Survey was calculated using an average of the 2021, 2022, and 2023 results.
In reviewing the 2021–2023 performance period, the TVA Board considered strong performance in several areas along with below target performance for External Performance Indicators for the TVA Nuclear Fleet and Customer Survey in 2023. Below are key highlights for this performance period:
✓    Strong transmission grid system reliability performance
✓    Financial performance
•TFOs at September 30, 2023 are among the lowest in over 30 years
•Delivered three years of customer credits
✓    Nuclear performance
•Browns Ferry, Sequoyah, and Watts Bar nuclear sites performed at exemplary levels compared to industry peers

•Browns Ferry Unit 2 exceeded its continuous run record (562 days) and achieved its first breaker-to-breaker continuous run record - 665 consecutive days (February 2023)
•Sequoyah maintained station performance in top quartile for the entire fiscal year
•Watts Bar Unit 1 achieved its second breaker-to-breaker continuous run – 496 consecutive days (April 2023). This duration is second to the breaker-to-breaker continuous run record of 512 days (September 2000)
•External Performance Indicators for the TVA Nuclear Fleet - fell just below target for 2023 due to an outage at Watts Bar Unit 2 that occurred late in 2023
✓    Customer relationships
•96% of 153 LPCs have signed 20-year Partnership Agreements with TVA
•TVA offered regulatory relief and flexibility so LPCs could help their communities
•Stakeholder Survey - three-year survey results exceeded TVA's stretch goal, driven by consistent above target performance for each year in the period
•Customer Survey - despite improving commitment levels in 2021 and the highest ever commitment score in 2022, 2023 resulted in an average score below target for the three-year performance period
✓    Continued economic development efforts have been successful (2021-2023)
•Companies have announced $28.2 billion in projected investments, and
•Approximately 205,800 jobs (61,300 jobs created and 144,500 jobs retained) are expected to be created/retained
The TVA Board, using its discretion to review results and approve adjustments in payouts, adjusted the calculated 2023 LTP payout percentage from 146 to 136. This adjustment recognizes TVA's strong performance over the three-year performance period while also acknowledging the events of Winter Storm Elliott. Payouts to the NEOs for the 2021–2023 LTP Award are described under each executive's compensation scorecard under 2023 Pay Decisions – 2023 NEO Pay Decisions and Compensation Scorecards below and reported in the Executive Compensation Tables and Narrative Disclosures – Summary Compensation Table under "Non-Equity Incentive Plan Compensation."
2022–2024 Outstanding LTP Performance Cycle
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

Notes
(1)Metric has same definition as for the 2021-2023 LTP awards. For the 2022-2024 performance cycle, the Non-Fuel Delivered Cost of Power measure will be calculated using an average of the 2022, 2023, and 2024 results.
(2)Metric has same definition as for the 2021-2023 LTP awards. For the 2022-2024 performance cycle, the Load Not Served measure will be calculated using an average of the 2022, 2023, and 2024 results.
(3)Metric has same definition as for the 2021-2023 LTP awards. For the 2022-2024 performance cycle, the External Performance Indicators for the TVA Nuclear Fleet measure will be calculated based on 2024 results.
(4)The Powerful Partnerships Survey measure is conducted among customers, elected officials, business and economic development leaders, and the general public in the TVA service area to assess the strength of various stakeholder relationships with TVA. For the 2022-2024 performance cycle, the Powerful Partnerships Survey measure will be calculated using an average of the 2022, 2023, and 2024 results.
Beginning with the 2022-2024 performance cycle, the Powerful Partnerships Survey has been added as a new measure, with a weighting of 10%, and replaces the former Stakeholder Survey and Customer Survey measures, as illustrated in the above chart.

2023–2025 Outstanding LTP Performance Cycle
In May 2022, the TVA Board approved the following overall LTP measures of TVA performance for all participants for the three-year cycle ending September 30, 2025 (awards to be paid in November 2025):

Performance Metric and Weighting		Threshold Target Stretch (50% Payout) (100% Payout) (200% Payout)

Non-Fuel Delivered Cost of Power(1)	45%
		3.44	3.31	3.18

Load Not Served(2)	30%
		4.5	3.9	3.2

External Performance Indicators for the TVA Nuclear Fleet(3)	15%
		Industry Median	Top Quartile	Top Fleet

Powerful Partnerships Survey(4)	10%
		75.0	79.0	83.0

Notes
(1)Metric has same definition as for the 2021-2023 LTP awards. For the 2023-2025 performance cycle, the Non-Fuel Delivered Cost of Power measure will be calculated using an average of the 2023, 2024, and 2025 results.
(2)Metric has same definition as for the 2021-2023 LTP awards. For the 2023-2025 performance cycle, the Load Not Served measure will be calculated using an average of the 2023, 2024, and 2025 results.
(3)Metric has same definition as for the 2021-2023 LTP awards. For the 2023-2025 performance cycle, the External Performance Indicators for the Nuclear Fleet measure will be calculated using 2025 results.
(4)Metric has same definition as for the 2022-2024 LTP awards. For the 2023-2025 performance cycle, the Powerful Partnerships Survey measure will be calculated using an average of the 2023, 2024, and 2025 results.

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
2023 Long-Term Retention Award Grant
Following the market assessment conducted by FW Cook, effective October 1, 2022, TVA granted LTR awards to the NEOs. These awards vest in three equal tranches on September 30, 2023, September 30, 2024, and September 30, 2025, contingent upon continued employment on each vesting date. The amounts of these awards are set forth under Long-Term Incentive Plan ("LTIP") Compensation above.
2023 Vesting of Outstanding Retention Awards
LTR awards that vested in 2023 are described under 2023 Pay Decisions — 2023 NEO Pay Decisions and Compensation Scorecards below and are reported in the Executive Compensation Tables and Narrative Disclosures — Summary Compensation Table under "Non-Equity Incentive Plan Compensation." The vesting schedule for the three LTR awards outstanding in 2023 is set forth below.

2023 VESTING OF OUTSTANDING RETENTION AWARDS

2023 Pay Decisions
2023 CEO Pay Decisions Overview
CEO TDC EARNED IN 2023 - $7,985,860

Base Salary	$1,227,000	2023 salary
Annual Performance Incentive under Executive Annual Incentive Plan	$1,302,384	185 percent of target EAIP award, followed by 0.85 Corporate Multiplier; 45 percent Individual Performance Multiplier then applied
Long-Term Performance Incentive	$3,963,176	136 percent of target LTP earned for the three-year performance cycle ended September 30, 2023
Long-Term Retention Incentive	$1,493,300	2023 tranche of 2021, 2022, and 2023 LTR awards
Each year, the Committee makes two key compensation decisions with respect to CEO compensation: the amount of TDC opportunity (which is forward-looking and incentivizes the CEO to perform), and the amount of TDC earned (which rewards the CEO for his prior performance).

2023 CEO Total Direct Compensation Opportunity
On November 10, 2022, the TVA Board approved compensation adjustments for Mr. Lyash for 2023, increasing each component of Mr. Lyash's TDC over 2022 levels. The adjustments were made following the annual review of FW Cook’s market analysis and benchmarking of CEO compensation, and in consideration of Mr. Lyash's increased tenure with TVA and his 2022 performance. The target TDC opportunity granted to Mr. Lyash in 2023 is illustrated below.

CEO 2023 TARGET TOTAL DIRECT COMPENSATION OPPORTUNITY(1)(2)
Note
(1) Target market assessment effective October 2022 and included market composite of WTW survey sample and proxy peer group. This composite group includes 43 investor-owned utilities and government/non-profit entities further described in Item 11, Executive Compensation — Compensation Discussion and Analysis — Compensation Setting Process — TVA Competes with Peers for Talent — List of Compensation Peer Companies.
(2) Market 50th Percentile amounts are benchmarks for each compensation component which are determined independently and do not sum together.

2023 CEO TARGET TOTAL DIRECT COMPENSATION OPPORTUNITY BELOW MARKET(1)(2)
Note
(1)Target market assessment effective October 2022 and included market composite of WTW survey sample and proxy peer group. This composite group includes 43 investor-owned utilities and government/non-profit entities further described in Item 11, Executive Compensation — Compensation Discussion and Analysis — Compensation Setting Process — TVA Competes with Peers for Talent — List of Compensation Peer Companies.
(2)Market 25th and 50th Percentile amounts are benchmarks for each compensation component which are determined independently and do not sum together.

2023 CEO Total Direct Compensation Earned
The TDC that Mr. Lyash earned for 2023 reflected individual and company performance that met and exceeded most targets and was approximately 66% performance-based compensation.
CEO 2023 TOTAL DIRECT COMPENSATION EARNED
Note
(1)2021-2023 Long-Term Performance Incentive award reflects a three-year performance cycle.
(2)Long-Term Retention Incentive amount reflects the 2023 tranches of the 2021, 2022, and 2023 LTR awards.
The annual incentive award that Mr. Lyash received reflected an Individual Performance Multiplier of 45%. The Committee and TVA Board reviewed Mr. Lyash's 2023 performance and considered his higher level of accountability related to Winter Storm Elliott and the employee fatality in compensation decisions. See 2023 Pay Decisions - 2023 NEO Pay Decisions and Compensation Scorecards below for more information.

Why Total Compensation Earned Differs From Compensation Reported
2023 CEO TOTAL COMPENSATION COMPONENTS

Summary Compensation Table Total Compensation =	$10,544,082

$27,450
Other

$7,985,860	$2,530,772
Total Direct Compensation Earned	Increase in Value of Supplemental Executive Retirement Plan

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

CEO Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K, TVA is providing the following information regarding the annual total compensation of TVA's CEO position and the annual total compensation of the median employee of the company:
•The total compensation for the CEO position for 2023 was $10,544,082.
•For 2023, the median employee's annual total compensation was $146,466.
Based on this information, the pay ratio of the total compensation for the CEO position to the median employee was approximately 72 to 1.
To identify the median employee and to determine the annual total compensation of the median employee, TVA took the following steps:
•TVA selected September 30, 2023, as the date on which to identify its median employee. On September 30, 2023, TVA's employee population that had earnings in 2023 (including full-time, part-time, and temporary employees) consisted of 10,795 individuals located in the U.S.
•In order to identify the median employee from its employee population, TVA compared the compensation that would be included in Box 5 (Medicare Wages and Tips) of Form W-2, which includes salary, overtime, and incentive compensation, for the period from October 1, 2022 to September 30, 2023. Box 5 compensation was used as it is representative of the compensation received by all employees and is readily available and objective.
•After identifying its median employee, TVA calculated that employee's compensation for 2023 as though that compensation was being calculated for purposes of the Summary Compensation Table, resulting in annual total compensation of $146,466.
The above pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Because Item 402(u) provides companies with flexibility to select the methodology and assumptions used to identify the median employee and to calculate the pay ratio, the pay ratio reported by TVA may not be comparable to the pay ratios reported by other companies.

2023 CEO Pay Ratio Below Median Among Peers
As reflected above, TVA's CEO target TDC is low compared to its 2023 compensation peer group on an absolute basis and is also low compared to its peers in the context of organizational pay ratios. Based on TVA's 2023 pay ratio noted above and the pay ratio disclosed in its peers' most recent public disclosures, TVA's current pay ratio is below the 50th percentile, and approximates the 25th percentile of its peers. Peers used are those shown under Proxy Peer Group of Investor-Owned Utilities in the Compensation Setting Process — TVA Competes with Peers for Talent — List of Compensation Peer Companies.

2023 NEO Pay Decisions and Compensation Scorecards
The following pages show each NEO's 2023 Total Direct Compensation earned, 2023 TDC opportunities granted, and the Committee's (or the CEO's in the case of NEOs other than the CEO) rationale for those pay decisions.

JEFFREY J. LYASH	2023 TOTAL DIRECT COMPENSATION EARNED
President and CEO	$7,985,860
Hire Date: April 2019

2023 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•Strong organizational performance - record-setting achievements across broad range of metrics.
•Guided TVA fleet through historic weather and power demand event - Winter Storm Elliott; all-time record single-day energy demand (more than 740 million kWh hours) and highest winter peak power demand (33,427 MW).
•Strong financial performance - debt among the lowest in over 30 years; 2023 was the fourth year of base flat wholesale rates; significant revenues returned to the customers via pandemic and long-term partnership credits.
•TVA Nuclear Fleet demonstrated consistent, exemplary, top performance.
•Strengthened public power model - by leveraging partnerships designed to advance electric vehicles and charging stations throughout the Tennessee Valley.
•TVA's repatriation of Native American remains was a culmination of many years of work with the tribes, surpassing other federal agencies in creating this outcome.
•Asset construction program initiated (to add energy and capacity) - hydro plant life extension, nuclear uprate, renewables development, energy storage development, and gas generation construction programs.
•Maintained strong focus on IwD across all organizational levels to help sustain momentum towards a more diverse TVA.
•Strengthened customer relationships: 96% of LPCs have signed TVA 20-year Partnership Agreement.
•Continued strong economic development focus, recruiting industries and adding significant capital and jobs to the Valley.
•TVA received numerous recognitions/awards: for military friendly, veterans, and diversity; 2023 Forbes America's Best Employers by State; 2023 Nuclear Energy Institute ("NEI") Top Innovative Practice Award; Smart Energy Consumer Collaborative ("SECC") 2023 Best Practices Award, SMB Engagement Award for the Community Centered Growth Program.
•Overall safety performance - industry top decile.

.
2023 COMMUNITY/INDUSTRY ENGAGEMENT
▪Nuclear Energy Institute - Board Chair
▪Institute of Nuclear Power Operations - Vice Chair of Board
▪World Association of Nuclear Operators - Governor, Global Board and Chairman, Atlanta Centre
▪Drexel University - Board of Trustees
▪Boys and Girls Clubs of the Tennessee Valley and the United Way - actively engaged supporter
Dre

Base Salary. Mr. Lyash's salary was increased 6.49 percent to $1,227,000 at the beginning of 2023, reflecting performance and positioning to a more competitive base salary. This amount is below the 2023 compensation peer group median.
EAIP Payment Earned. Organizational performance, including strong fiscal responsibility and operational/reliability performance, under the TVA EAIP Enterprise Scorecard exceeded targets for all measures reflecting a 185 percent opportunity achieved against target. Company performance under the TVA Corporate Multiplier measures was strong for several key measures. However, the TVA Board considered the events of Winter Storm Elliott and an employee fatality and approved a 0.85 EAIP Corporate Multiplier.
The TVA Board approved an Individual Performance Multiplier of 45 percent for Mr. Lyash for 2023 given his performance and the events of Winter Storm Elliott and an employee fatality.

	Annual Salary	X	Annual Target Incentive Opportunity	X	Percent of Opportunity Achieved (0% to 200%)	X	Corporate Multiplier (0 to 1.1)	X	Individual Performance Multiplier (0% to 150%)	=	EAIP Payout
	$1,227,000		150%		185%		0.85		45%		$1,302,384

Long-Term Incentives Earned
Long-Term Performance Awards Earned. Organizational performance under the 2021–2023 LTP program was strong in several areas, including key areas where performance exceeded target expectations. In light of performance results, including strong reliability performance and stakeholder relationships, and considering the events of Winter Storm Elliott, the TVA Board exercised its discretion to adjust the calculated 2023 LTP payout percentage from 146 percent to 136 percent.

	Target Amount	X	Percent of Opportunity Achieved (0% to 200%)			=	LTP Incentive Amount
	$2,914,100		136%				$3,963,176

Long-Term Retention Award Earned. Mr. Lyash earned $1,493,300 in 2023 upon the vesting of the 2023 tranches of his 2021, 2022, and 2023 LTR program awards. The LTR awards vest ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2023–2025 Long-Term Performance Award Opportunity. Effective October 1, 2022, Mr. Lyash was granted a 2023–2025 LTP program award with a target opportunity of $3,983,000, which will vest on September 30, 2025. Actual payout will depend on performance against targets at the end of the three-year performance period.
2023 Long-Term Retention Award Opportunity. Effective October 1, 2022, Mr. Lyash was granted a 2023 LTR program award of $1,707,000 that vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2023 as described above.

JOHN M. THOMAS, III	2023 TOTAL DIRECT COMPENSATION EARNED
Executive Vice President and Chief Financial and Strategy Officer	$3,578,601

Hire Date: November 2005

2023 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•Maintained flat wholesale base rates during 2023 amid rising inflation and interest rate environments.
•Developed programmatic approach to identify and leverage federal funding opportunities.
•Partnerships with auto industry, Tennessee Valley states, LPCs, and customers to help advance 15 electric vehicle Fast Charge Network sites to completion, with 55 additional sites under developmental contract.
•Southeast Hydrogen Hub partnership to establish the region's hydrogen infrastructure.
•Replenished Interruptible Power ("IP") economic call rights depleted during Winter Storm Elliott by recruiting new participants and issuing a summer 2023 IP Special Offer.
•Executed CFO, strategic planning, and business planning functions that exceeded enterprise goals in total spend, debt levels, and net income.
•Signed multi-year interagency agreement with DOE for the implementation of energy efficiency initiatives at DOE's Y-12 facility in Oak Ridge.
•Continued community support through extended pandemic credits.
•Maintaining investor relations and financial integrity through timely SEC reporting with unqualified opinion and no significant issues.
•TVA residential rates are in the top quartile of lowest rates among the top 100 U.S. Utilities and TVA industrial rates are in the top decile of lowest rates among the top 100 U.S. Utilities based on June 2023 12-month rolling average from EIA.
•Launched three new Digital Centers of Excellence (Enterprise Productivity, Internet of Things, and Innovation).
•TVA was honored with the SECC 2023 Best Practices Award, SMB Engagement Award for the Community Centered Growth program.
•TVA earned the 2023 Energy Efficiency - Program Delivery award from the U.S. Environmental Protection Agency and the U.S. DOE for TVA's Home Uplift Program.

.
2023 COMMUNITY/INDUSTRY ENGAGEMENT
•Siskin Children's Institute - Executive Committee; chair, Finance Committee
•Electric Power Research Institute - Audit Committee
•Chattanooga Chamber of Commerce - CEO Round Table

Base Salary. Mr. Thomas' salary was increased 5.00 percent to $835,380 at the beginning of 2023, reflecting performance and positioning to maintain a competitive base salary.
EAIP Payment Earned. Organizational performance, including strong fiscal responsibility and operational/reliability performance, under the TVA EAIP Enterprise Scorecard exceeded targets for all measures reflecting a 185 percent opportunity achieved against target. Company performance under the TVA Corporate Multiplier measures was strong for several key measures. However, the TVA Board considered the events of Winter Storm Elliott and an employee fatality and approved a 0.85 EAIP Corporate Multiplier.
The CEO approved an Individual Performance Multiplier of 75 percent for Mr. Thomas for 2023 given his performance and the events of Winter Storm Elliott and an employee fatality.

	Annual Salary	X	Annual Target Incentive Opportunity	X	Percent of Opportunity Achieved (0% to 200%)	X	Corporate Multiplier (0 to 1.1)	X	Individual Performance Multiplier (0% to 150%)	=	EAIP Payout
	$835,380		80%		185%		0.85		75%		$788,181

Long-Term Incentives Earned
Long-Term Performance Awards Earned. Organizational performance under the 2021–2023 LTP program was strong in several areas, including key areas where performance exceeded target expectations. In light of performance results, including strong reliability performance and stakeholder relationships, and considering the events of Winter Storm Elliott, the TVA Board exercised its discretion to adjust the calculated 2023 LTP payout percentage from 146 percent to 136 percent.

	Target Amount	X	Percent of Opportunity Achieved (0% to 200%)			=	LTP Incentive Amount
	$1,039,000		136%				$1,413,040

Long-Term Retention Award Earned. Mr. Thomas earned $542,000 in 2023 upon the vesting of the 2023 tranches of his 2021, 2022, and 2023 LTR program awards. The LTR awards vest ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2023–2025 Long-Term Performance Award Opportunity. Effective October 1, 2022, Mr. Thomas was granted a 2023–2025 LTP program award with a target opportunity of $1,425,000, which will vest on September 30, 2025. Actual payout of the award will depend on performance against targets at the end of the three-year performance period.
2023 Long-Term Retention Award Opportunity. Effective October 1, 2022, Mr. Thomas was granted a 2023 LTR program award of $600,000 that vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2023 as described above.

DONALD A. MOUL	2023 TOTAL DIRECT COMPENSATION EARNED
Executive Vice President and Chief Operating Officer	$3,066,865

Hire Date: June 2021

2023 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•Effectively maintained bulk grid stability during Winter Storm Elliott, as well as employee performance with no safety events; supported post-event meetings with external stakeholders and LPCs to examine pre-event actions and plans for after-action review work.
•Maintained stable and secure system during August 2023 three-day consecutive demand above 31,000 MW.
•Repatriation of Native American remains - culmination of many years of work with tribes and commitment from TVA, surpassing other federal agencies in creating this outcome.
•Achieved supply chain cost savings of $5.3 million.
•Successful launch of Colbert Combustion Turbine site (three new units) in Alabama, adding approximately 681 MWs of natural gas generation - enough dispatchable electricity to power over 400,000 homes.
•Successful launch of Skyhawk solar facility in northwest Tennessee and utility scale battery projects at Bull Run and Kingston sites.
•Championed unique Labor Forecast Center - to strengthen union partnerships and help TVA project, plan, and meet evolving future skilled labor and energy needs.
•Leveraged collaborations for investing in TVA's nuclear future.
•Maintained TVA's SIIR at top decile and improved OSHA Recordable Rate to top decile.
•Operational challenges of Winter Storm Elliott (December 2022) and employee fatality (September 2023).
•Led, supported, and participated in activities leading to the completion of the signing of the BWRX-300 Technology Collaboration Agreement.
•Championed, led, and supported the realization of an estimated $179 million in continuous improvement annual benefits across the enterprise.
•Partnered with Ford to facilitate Blue Oval City's anticipated energy draw, including installation of one of the largest TVA direct-serve substations and making significant transmission investments to support anticipated further growth in the Blue Oval City region.
2023 COMMUNITY/INDUSTRY ENGAGEMENT
•Zoo Knoxville - Board of Directors and Circle of Friends
•University of Tennessee Nuclear Engineering - Board of Advisors
•Penn State University - Founder, Moul Family Fund for Reactor Operator Internship
•Leadership Knoxville - Class of 2023
•Nuclear Electric Insurance Limited - Board of Directors

.

Base Salary. Mr. Moul's salary was increased 4.00 percent to $795,600 at the beginning of 2023, reflecting performance and positioning to maintain a competitive base salary.
EAIP Payment Earned. Organizational performance, including strong fiscal responsibility and operational/reliability performance, under the TVA EAIP Enterprise Scorecard exceeded targets for all measures reflecting a 185 percent opportunity achieved against target. Company performance under the TVA Corporate Multiplier measures was strong for several key measures. However, the TVA Board considered the events of Winter Storm Elliott and an employee fatality and approved a 0.85 EAIP Corporate Multiplier.
The CEO approved an Individual Performance Multiplier of 75 percent for Mr. Moul for 2023 given his performance and the events of Winter Storm Elliott and an employee fatality.

	Annual Salary	X	Annual Target Incentive Opportunity	X	Percent of Opportunity Achieved (0% to 200%)	X	Corporate Multiplier (0 to 1.1)	X	Individual Performance Multiplier (0% to 150%)	=	EAIP Payout
	$795,600		80%		185%		0.85		75%		$750,649

Long-Term Incentives Earned
Long-Term Performance Awards Earned. Organizational performance under the 2021–2023 LTP program was strong in several areas, including key areas where performance exceeded target expectations. In light of performance results, including strong reliability performance and stakeholder relationships, and considering the events of Winter Storm Elliott, the TVA Board exercised its discretion to adjust the calculated 2023 LTP payout percentage from 146 percent to 136 percent.

	Target Amount	X	Percent of Opportunity Achieved (0% to 200%)			=	LTP Incentive Amount
	$588,750		136%				$800,700

Long-Term Retention Award Earned. Mr. Moul earned $719,916 in 2023 upon the vesting of the 2023 tranches of his 2021, 2022, and 2023 LTR program awards. The LTR program awards vest ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2023–2025 Long-Term Performance Award Opportunity. Effective October 1, 2022, Mr. Moul was granted a 2023–2025 LTP program award with a target opportunity of $1,425,000 which will vest on September 30, 2025. The actual payout will depend on performance against targets at the end of the three-year performance period.
2023 Long-Term Retention Award Opportunity. Effective October 1, 2022, Mr. Moul was granted a 2023 LTR program award of $785,000 that vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2023 as described above.
Other Compensation
Recruitment and Relocation Incentive. Mr. Moul was paid $100,000 in 2023 as the third and final installment of a deferred cash relocation incentive under his employment offer letter. Mr. Moul received an additional $110,182 in relocation benefits as reported in the Executive Compensation Tables and Narrative Disclosures – Summary Compensation Table under "All Other Compensation".

TIMOTHY S. RAUSCH	2023 TOTAL DIRECT COMPENSATION EARNED
Executive Vice President and Chief Nuclear Officer	$2,454,805

Hire Date: October 2018

2023 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•Through leadership, talent development, and the continued investment in assets and people, TVA continues to make progress toward its goal of being the Nation’s Top Nuclear Fleet by 2025 as part of its Operational Excellence priority.
•TVA's Nuclear fleet has demonstrated consistent, exemplary, top performance:
–Browns Ferry, Sequoyah, and Watts Bar nuclear sites - exemplary performance levels compared to industry peers.
–Browns Ferry Unit 2 - exceeded its continuous run record (562 day run) and achieved its first breaker-to-breaker continuous run record - 665 consecutive days.
–Sequoyah - top quartile station performance for the entire fiscal year (based on standard nuclear industry definition).
–Watts Bar Unit 1 - achieved second breaker-to-breaker continuous run – 496 consecutive days (April 2023). Current record - 512 days (September 2000).
•Achieved 100% pass rate on recent licensing class (in support of a sustainable operations pipeline).
•Results for Annualized Nuclear Online Reliability Loss Factor is a strong indicator of operating as a top performing organization.
•Zero industrial, radiological, environmental, or nuclear significant events.
•TVA Nuclear recognitions/awards: NEI Top Innovative Practice Award for the Virtual Reality Polar Crane Operator Simulation; TVA Women in Nuclear Chapter - Excellence in Networking Award.

Base Salary. Mr. Rausch's salary was increased 12.00 percent to $637,640 at the beginning of 2023, reflecting performance and positioning to maintain a competitive base salary.
EAIP Payment Earned. Organizational performance, including strong fiscal responsibility and operational/reliability performance, under the TVA EAIP Enterprise Scorecard exceeded targets for all measures reflecting a 185 percent opportunity achieved against target. Company performance under the TVA Corporate Multiplier measures was strong for several key measures. However, the TVA Board considered the events of Winter Storm Elliott and an employee fatality and approved a 0.85 EAIP Corporate Multiplier.
The CEO approved an Individual Performance Multiplier of 115 percent for Mr. Rausch for his performance.

	Annual Salary	X	Annual Target Incentive Opportunity	X	Percent of Opportunity Achieved (0% to 200%)	X	Corporate Multiplier (0 to 1.1)	X	Individual Performance Multiplier (0% to 150%)	=	EAIP Payout
	$637,640		70%		185%		0.85		115%		$807,165

Long-Term Incentives Earned
Long-Term Performance Awards Earned. Organizational performance under the 2021–2023 LTP program was strong in several areas, including key areas where performance exceeded target expectations. In light of performance results, including strong reliability performance and stakeholder relationships, and considering the events of Winter Storm Elliott, the TVA Board exercised its discretion to adjust the calculated 2023 LTP payout percentage from 146 percent to 136 percent.

2023 COMMUNITY/INDUSTRY ENGAGEMENT
•University of Tennessee at Chattanooga - Engineering & Computer Science Advisory Board
•American Association of Blacks in Energy - active member
•Chambliss Center for Children - fundraiser platinum sponsor
•Nuclear Energy Institute - Nuclear Strategy Industry Advisory Committee
•INPO Senior Nuclear Plant Manager - quarterly course instructor
•INPO Executive Advisory Group newly appointed Chair
•U.S. Women in Nuclear Executive Advisory Committee member

	Target Amount	X	Percent of Opportunity Achieved (0% to 200%)			=	LTP Incentive Amount
	$500,000		136%				$680,000

Long-Term Retention Award Earned. Mr. Rausch earned $330,000 in 2023 upon the vesting of the 2023 tranches of his 2021, 2022, and 2023 LTR program awards. The LTR program awards vest ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2023–2025 Long-Term Performance Award Opportunity. Effective October 1, 2022, Mr. Rausch was granted a 2023–2025 LTP program award with a target opportunity of $725,000, which will vest on September 30, 2025. Actual payout will depend on performance against targets at the end of the three-year performance period.
2023 Long-Term Retention Award Opportunity. Effective October 1, 2022, Mr. Rausch was granted a 2023 LTR program award of $330,000 that vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2023 as described above.

DAVID B. FOUNTAIN	2023 TOTAL DIRECT COMPENSATION EARNED
Executive Vice President and General Counsel	$2,260,243

Hire Date: June 2020

2023 INDIVIDUAL PERFORMANCE HIGHLIGHTS
•Provided critical legal and regulatory support of TVA's current asset plan, including the Clean Energy RFP for up to 5,000 MW and assistance with the Cumberland and Kingston site transitions.
•Provided legal and regulatory support for TVA's New Nuclear Program and Clinch River Project, including negotiations associated with a multi-party collaborative arrangement to advance the global deployment of SMR reactor technology.
•Counseled TVA for favorable outcomes throughout a variety of unique legal challenges; maintained and strengthened key relationships in Congress and the Administration as well as with TVA leadership and union partners.
•Successfully defended TVA and the public power model in multiple litigated cases.
•Managed the response to the review conducted by NERC, FERC, and the SERC Reliability Corporation of TVA's actions during Winter Storm Elliott (December 2022).
•Served as corporate secretary for the TVA Board and provided counsel on effective corporate governance.
•Supported the timely filing of documents with the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K and TVA financing transactions.
•Executive sponsor - TVA’s ESG framework team which coordinates various ESG initiatives across the enterprise.
•Maintained best-in-class ethics program as TVA's Designated Agency Ethics Official.

2023 COMMUNITY/INDUSTRY ENGAGEMENT
•University of North Carolina, Kenan-Flagler Business School Energy Center - Advisory Board
•Edison Electric Institute Legal Committee
•Presentations at the annual conferences of the National Association of Regulatory Utility Commissioners, Southern States Energy Board, Tennessee Valley Public Power Association Legal Conference, and Tennessee Valley Industrial Committee
•United Way of Greater Knoxville - Board of Directors
•Shepherd's Table Soup Kitchen - Board of Directors

Base Salary. Mr. Fountain's salary was increased 9.00 percent to $629,802 at the beginning of 2023, reflecting his performance and positioning to maintain a competitive base salary.
EAIP Payment Earned. Organizational performance, including strong fiscal responsibility and operational/reliability performance, under the TVA EAIP Enterprise Scorecard exceeded targets for all measures reflecting a 185 percent opportunity achieved against target. Company performance under the TVA Corporate Multiplier measures was strong for several key measures. However, the TVA Board considered the events of Winter Storm Elliott and an employee fatality and approved a 0.85 EAIP Corporate Multiplier.
The CEO approved an Individual Performance Multiplier of 75 percent for Mr. Fountain for 2023 given his performance and the events of Winter Storm Elliott and an employee fatality.

	Annual Salary	X	Annual Target Incentive Opportunity	X	Percent of Opportunity Achieved (0% to 200%)	X	Corporate Multiplier (0 to 1.1)	X	Individual Performance Multiplier (0% to 150%)	=	EAIP Payout
	$629,802		70%		185%		0.85		75%		$519,941

Long-Term Incentives Earned
Long-Term Performance Awards Earned. Organizational performance under the 2021–2023 LTP program was strong in several areas, including key areas where performance exceeded target expectations. In light of performance results, including strong reliability performance and stakeholder relationships, and considering the events of Winter Storm Elliott, the TVA Board exercised its discretion to adjust the calculated 2023 LTP payout percentage from 146 percent to 136 percent.

	Target Amount	X	Percent of Opportunity Achieved (0% to 200%)			=	LTP Incentive Amount
	$562,500		136%				$765,000

Long-Term Retention Award Earned. Mr. Fountain earned $345,500 in 2023 upon the vesting of the 2023 tranches of his 2021, 2022, and 2023 LTR program awards. The LTR awards vest ratably over a three-year period, subject to continued employment on each vesting date.
Long-Term Incentive Opportunities Granted
2023–2025 Long-Term Performance Award Opportunity. Effective October 1, 2022, Mr. Fountain was granted a 2023–2025 LTP program award with a target opportunity of $970,000 which will vest on September 30, 2025. The actual payout will depend on performance against targets at the end of the three-year performance period.
2023 Long-Term Retention Award Opportunity. Effective October 1, 2022, Mr. Fountain was granted a 2023 LTR program award of $390,000 that vests ratably over a three-year period, subject to continued employment on each vesting date. The first tranche was earned in 2023 as described above.

Executive Compensation Tables and Narrative Disclosures

Summary Compensation and Grants of Plan-Based Awards

The following table provides information on compensation earned by each of the NEOs in 2023 (and 2022 and 2021, as applicable).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Jeffrey J. Lyash	2023	$1,227,000	$—	$6,758,860	$2,530,772	$27,450	$10,544,082
President and Chief	2022	1,152,250	—	7,040,428	1,541,448	26,100	9,760,226
Executive Officer	2021	1,100,000	—	6,354,730	2,110,300	317,650	9,882,680
John M. Thomas, III	2023	$835,380	$—	$2,743,221	$950,898	$22,875	$4,552,374
Executive Vice President and	2022	795,600	—	2,627,456	57,928	21,750	3,502,734
Chief Financial and Strategy Officer	2021	710,711	—	2,423,003	767,504	21,375	3,922,593
Donald A. Moul	2023	$795,600	$—	$2,271,265	$332,840	$237,632	$3,637,337
Executive Vice President	2022	765,000	—	1,742,662	139,756	945,452	3,592,870
and Chief Operating Officer	2021	205,962	—	648,869	—	678,098	1,532,929
Timothy S. Rausch	2023	$637,640	$—	$1,817,165	$322,682	$27,450	$2,804,937
Executive Vice President	2022	569,321	—	1,607,805	219,325	26,100	2,422,551
and Chief Nuclear Officer	2021	551,668	—	1,387,136	237,895	25,650	2,202,349
David B. Fountain	2023	$629,802	$—	$1,630,441	$221,672	$27,450	$2,509,365
Executive Vice President	2022	577,800	—	1,239,436	185,739	76,100	2,079,075
and General Counsel	2021	507,444	—	567,163	4,167	479,295	1,558,069
Notes
(1) There were no bonus awards in 2023.
(2) The 2023 data is outlined in the Non-Equity Incentive Plan Compensation table below.
(3) The 2023 data is outlined in the Change in Pension Value and Nonqualified Deferred Compensation Earnings table below.
(4) The 2023 data is outlined in the All Other Compensation table below.

NON-EQUITY INCENTIVE PLAN COMPENSATION

	Jeffrey J. Lyash	John M. Thomas, III	Donald A. Moul	Timothy S. Rausch	David B. Fountain
EAIP	$1,302,384	$788,181	$750,649	$807,165	$519,941
LTP	3,963,176	1,413,040	800,700	680,000	765,000
LTR 2021-03(A)	416,300	147,000	196,250	110,000	105,500
LTR 2022-02(B)	508,000	195,000	262,000	110,000	110,000
LTR 2023-01(C)	569,000	200,000	261,666	110,000	130,000
Total	$6,758,860	$2,743,221	$2,271,265	$1,817,165	$1,630,441
Notes
(A) LTR grant representing the third tranche of the LTR award effective October 1, 2020.
(B) LTR grant representing the second tranche of the LTR award effective October 1, 2021.
(C) LTR grant representing the first tranche of the LTR award effective October 1, 2022.

CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS

	Jeffrey J. Lyash	John M. Thomas, III	Donald A. Moul	Timothy S. Rausch	David B. Fountain
Increase under TVARS Plans(A)	$—	$18,114	$—	$—	$—
Increase under SERP	2,530,772	932,784	332,840	322,682	221,672
Total	$2,530,772	$950,898	$332,840	$322,682	$221,672
Notes
(A) The present value of the TVARS Plans and SERP are impacted by plan assumption changes and actual plan experience which may be different than previously assumed.

ALL OTHER COMPENSATION

	Jeffrey J. Lyash	John M. Thomas, III	Donald A. Moul		Timothy S. Rausch	David B. Fountain
401(k) Matching Contribution	$13,725	$13,725	$13,725		$13,725	$13,725
Non-Elective 401(k) Contribution	13,725	9,150	13,725		13,725	13,725
Deferred Cash Recruitment/Relocation Incentive	—	—	100,000	(A)	—	—
Relocation Benefits	—	—	110,182		—	—
Total	$27,450	$22,875	$237,632		$27,450	$27,450
Notes
(A) Mr. Moul is required to repay to TVA deferred cash recruitment and relocation incentive payment in the amount of $450,000 if, prior to June 21, 2024, he (1) voluntarily terminates employment unless the separation is for reasons beyond his control and acceptable to TVA, or (2) is terminated for cause. Mr. Moul is required to repay to TVA deferred cash recruitment and relocation incentive payment in the amount of $100,000 if, prior to June 21, 2025, he (1) voluntarily terminates employment unless the separation is for reasons beyond his control and acceptable to TVA, or (2) is terminated for cause.

The following table provides information on non-equity incentive plan opportunities and grants provided to NEOs and the possible range of payouts associated with the opportunities and grants. Awards under the EAIP, LTP, and LTR that vested as of September 30, 2023, will be paid in cash during the first quarter of 2024.

GRANTS OF PLAN-BASED AWARDS TABLE
as of September 30, 2023

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards(1)
			Current Year			Future Years			Performance
Name	Plan		Threshold(2)	Target(2)	Maximum(2)	Threshold(2)	Target(2)	Maximum(2)	Period End / Vesting Date
Jeffrey J. Lyash	EAIP	(3)	$920,250	$1,840,500	$3,681,000				9/30/2023
	LTP 2021	(4)	1,457,050	2,914,100	5,828,200				9/30/2023
	LTR 2021-03	(5)		416,300	416,300				9/30/2023
	LTR 2022-02	(5)		508,000	508,000				9/30/2023
	LTR 2023-01	(5)		569,000	569,000				9/30/2023
	LTP 2022	(6)				$1,778,000	$3,556,000	$7,112,000	9/30/2024
	LTR 2022-03	(5)					508,000	508,000	9/30/2024
	LTR 2023-02	(5)					569,000	569,000	9/30/2024
	LTP 2023	(6)				1,991,500	3,983,000	7,966,000	9/30/2025
	LTR 2023-03	(5)					569,000	569,000	9/30/2025

John M. Thomas, III	EAIP	(3)	$334,152	$668,304	$1,336,608				9/30/2023
	LTP 2021	(4)	519,500	1,039,000	2,078,000				9/30/2023
	LTR 2021-03	(5)		147,000	147,000				9/30/2023
	LTR 2022-02	(5)		195,000	195,000				9/30/2023
	LTR 2023-01	(5)		200,000	200,000				9/30/2023
	LTP 2022	(6)				$697,500	$1,395,000	$2,790,000	9/30/2024
	LTR 2022-03	(5)					195,000	195,000	9/30/2024
	LTR 2023-02	(5)					200,000	200,000	9/30/2024
	LTP 2023	(6)				712,500	1,425,000	2,850,000	9/30/2025
	LTR 2023-03	(5)					200,000	200,000	9/30/2025

Donald A. Moul	EAIP	(3)	$318,240	$636,480	$1,272,960				9/30/2023
	LTP 2021	(4)(7)	294,375	588,750	1,177,500				9/30/2023
	LTR 2021-03	(5)(8)		196,250	196,250				9/30/2023
	LTR 2022-02	(5)		262,000	262,000				9/30/2023
	LTR 2023-01	(5)		261,666	261,666				9/30/2023
	LTP 2022	(6)				$587,500	$1,175,000	$2,350,000	9/30/2024
	LTR 2022-03	(5)					262,000	262,000	9/30/2024
	LTR 2023-02	(5)					261,667	261,667	9/30/2024
	LTP 2023	(6)				712,500	1,425,000	2,850,000	9/30/2025
	LTR 2023-03	(5)					261,667	261,667	9/30/2025

Timothy S. Rausch	EAIP	(3)	$223,174	$446,348	$892,696				9/30/2023
	LTP 2021	(4)	250,000	500,000	1,000,000				9/30/2023
	LTR 2021-03	(5)		110,000	110,000				9/30/2023
	LTR 2022-02	(5)		110,000	110,000				9/30/2023
	LTR 2023-01	(5)		110,000	110,000				9/30/2023
	LTP 2022	(6)				$298,000	$596,000	$1,192,000	9/30/2024
	LTR 2022-03	(5)					110,000	110,000	9/30/2024
	LTR 2023-02	(5)					110,000	110,000	9/30/2024
	LTP 2023	(6)				362,500	725,000	1,450,000	9/30/2025
	LTR 2023-03	(5)					110,000	110,000	9/30/2025

David B. Fountain	EAIP	(3)	$220,431	$440,861	$881,722				9/30/2023
	LTP 2021	(4)	281,250	562,500	1,125,000				9/30/2023
	LTR 2021-03	(5)		105,500	105,500				9/30/2023
	LTR 2022-02	(5)		110,000	110,000				9/30/2023
	LTR 2023-01	(5)		130,000	130,000				9/30/2023
	LTP 2022	(6)				$385,000	$770,000	$1,540,000	9/30/2024
	LTR 2022-03	(5)					110,000	110,000	9/30/2024
	LTR 2023-02	(5)					130,000	130,000	9/30/2024
	LTP 2023	(6)				485,000	970,000	1,940,000	9/30/2025
	LTR 2023-03	(5)					130,000	130,000	9/30/2025

Notes
(1) TVA does not have any equity securities and therefore has no equity-based awards.
(2) Threshold, Target, and Maximum represent amounts that could be earned by an NEO based on performance during the applicable performance cycle. Threshold, Target, and Maximum targets for EAIP and LTIP were 50 percent, 100 percent, and 200 percent for 2023.
(3) Target incentive opportunities as a percentage of salaries were as follows: Mr. Lyash, 150 percent; Mr. Thomas, 80 percent; Mr. Moul, 80 percent; Mr. Rausch, 70 percent; and Mr. Fountain, 70 percent. Additionally, a corporate multiplier ranging between 0.00 and 1.10 may be applied which can reduce the award to $0. An individual performance multiplier of up to 150 percent may also be applied which may increase the award to 225 percent of target. Actual EAIP awards earned for performance in 2023 are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.
(4) At the end of the performance period, TVA's LTIP Scorecard was applied to the grants in order to determine LTP award payouts. For 2023, the TVA Board subsequently exercised its discretion to adjust the calculated LTP payout percentage from 146 percent to 136 percent. Award payouts are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.
(5) All LTR awards will be paid in a lump sum within two months of the September 30th vesting date except in the case of death or disability. The awards will be paid in cash after deducting applicable federal, state, and local withholding taxes. In the case of death, the beneficiary will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant's death. Disability awards will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant's separation from service due to disability. Actual LTR awards earned in 2023 are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.
(6) At the end of the performance period, TVA's LTIP Scorecard will be applied to the grants in order to determine LTP award payouts. The final award may be adjusted by the TVA Board based on the evaluation of the participant's individual achievements, peer group comparisons, and performance results over the performance cycle.
(7) Reflects 27/36th of the target grant amount of $785,000 for the 2021-2023 LTP performance cycle.
(8) Reflects prorated amount of 27/36th of the LTR grant of $785,000 for the 2021-2023 retention cycle.

Retirement and Pension Plans

The table below provides the actuarial present value of the NEOs' accumulated benefits, including the number of years of credited service, under TVA's retirement and pension plans as of September 30, 2023, determined using a methodology and interest rate and mortality rate assumptions consistent with those used in the financial statements in this Annual Report, set forth in Note 20 — Benefit Plans.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years of Credited Service(1)		Present Value of Accumulated Benefit		Payments During Last Year
Jeffrey J. Lyash	TVARS	N/A		N/A	(3)	$—
	SERP Tier 1	14.417	(2)	$14,425,040		—
John M. Thomas, III	TVARS	17.833		409,548		—
	SERP Tier 1	17.833		6,413,590		—
Donald A. Moul	TVARS	N/A		N/A	(3)	—
	SERP Tier 1	2.250		472,596		—
Timothy S. Rausch	TVARS	N/A		N/A	(3)	—
	SERP Tier 1	4.917		959,114		—
David B. Fountain	TVARS	N/A		N/A	(3)	—
	SERP Tier 1	3.333		411,578		—
Notes
(1) Limited to 24 years when determining supplemental benefits available under SERP Tier 1, described below.
(2) Mr. Lyash was granted five years of credited service for calculating his SERP benefit. In the event of involuntary termination except for cause prior to five years of actual service, the vesting requirement will be waived, and he will be entitled to the additional five years of granted credited service plus his actual years of service for calculating his SERP benefit. In the event of termination for cause or voluntary termination for any reason prior to five years of actual service, the vesting requirement will be waived and his SERP benefit will be calculated based on a total of five years of credited service. After five years of actual service with TVA, he will be granted five additional years of credited service for a total of 15 years of credited service for calculating his SERP benefit. As of September 30, 2023, Mr. Lyash had 4.417 years of service. The present value of the accumulated SERP benefit with 9.417 years of credited services is $9,828,493. The present value of the accumulated SERP benefit with 14.417 years of credited service is $14,425,040.
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

•Employees who were first hired prior to January 1, 1996, and who elected to switch pension structures from traditional to cash balance, receive (i) a cash balance pension benefit calculated based on (a) pay-based credits and interest that accrue over time in the employee's account and (b) the employee's age at the time of retirement, and (ii) 401(k) plan matching contributions from TVA. The monthly pay credits are equal to six percent of eligible compensation, and monthly interest is credited at an annual interest rate equal to the change in the CPI-U plus three percent (with a minimum of six percent and maximum of 10 percent). The interest rate during 2023 was ten percent. The 401(k) plan matching contribution is $0.75 on every dollar contributed by the employee up to six percent of eligible compensation, for a maximum matching contribution of 4.5 percent of eligible compensation. None of the NEOs are in this group.

•Employees who were first hired on or after January 1, 1996, and who had 10 or more years of service as of October 1, 2016, receive (i) a cash balance pension benefit calculated based on (a) pay-based credits and interest that accrue over time in the employee's account and (b) the employee's age at the time of retirement, and (ii) 401(k) plan non-elective and matching contributions from TVA. The monthly pay credits are equal to three percent of eligible compensation, and monthly interest is credited at an annual interest rate equal to the change in the CPI-U plus two percent (with a minimum of 4.75 percent and a maximum of 6.25 percent). The interest rate during 2023 was 6.25 percent. The 401(k) plan automatic, non-elective contribution is equal to three percent of eligible compensation, and the matching contribution is $0.75 on every dollar contributed by the employee up to six percent of eligible compensation, for a maximum matching contribution of 4.5 percent of eligible compensation. Mr. Thomas is in this group.

•Employees who were first hired on or after January 1, 1996, and who had less than 10 years of service as of October 1, 2016, receive (i) a cash balance pension benefit calculated based on pay-based credits and interest that accrue over time in the employee's account and the employee's age at the time of retirement, and (ii) 401(k) plan non-elective and matching contributions from TVA. As of October 1, 2016, the cash balance accounts of these employees receive no additional pay-based credits; however, the accounts continue to receive monthly interest credits at an annual interest rate equal to the change in the CPI-U plus two percent (with a minimum of 4.75 percent and a maximum of 6.25 percent). The interest rate during 2023 was 6.25 percent. The 401(k) plan automatic, non-elective contribution is equal to six percent of eligible compensation, and the matching contribution is dollar-for-dollar on employee contributions up to six percent of eligible compensation, for a maximum matching contribution of six percent of eligible compensation. None of the NEOs are in this group.

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

Cash Balance Pension. For NEOs who are eligible for retirement benefits under the pension plan, which includes Mr. Thomas, eligible compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled "Salary" in the Summary Compensation Table. The eligible compensation in 2023 could not exceed $305,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  Employees with cash balance benefits who have at least five years of cash balance service are eligible at retirement or termination of employment to receive an immediate benefit in the form of a monthly pension with survivor benefit options or in a lump-sum payment with cash out or rollover options.  The pension plan does not provide for early retirement benefits to any NEO or any other employee eligible for cash balance benefits.

401(k) Plan. All employees eligible to participate in the 401(k) plan, including the NEOs, may elect to contribute to the 401(k) plan on a before-tax, Roth, and/or after-tax basis, and in-plan Roth rollovers by participant election are available. Contributions to a participant's 401(k) plan account by TVA and the participant during 2023 could not exceed $66,000 pursuant to the IRS annual contribution limit applicable to qualified plans. For purposes of matching and non-elective contributions from TVA to the 401(k) accounts of the NEOs, eligible compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled "Salary" in the Summary Compensation Table. The eligible compensation in 2023 could not exceed $305,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  Any participant in the 401(k) plan must have three years of TVA service to be vested in matching and non-elective contributions from TVA.

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

Nonqualified Deferred Compensation

The following table provides information regarding deferred contributions, earnings, and balances for each of the NEOs.  The amounts reported under this table do not represent compensation in addition to the compensation that was earned in 2023 and already reported in the Summary Compensation Table, but rather the amounts of compensation earned by the NEOs in 2023 or prior years that were or have been deferred.

NONQUALIFIED DEFERRED COMPENSATION TABLE(1)

Name	Executive Contributions	Registrant Contributions	Aggregate Earnings	Aggregate Withdrawals/ Distributions	Aggregate Balance at September 30, 2023
Jeffrey J. Lyash	$—	$—	$—	$—	$—
John M. Thomas, III	—	—	—	—	—
Donald A. Moul	—	—	—	—	—
Timothy S. Rausch	—	—	—	—	—
David B. Fountain	—	—	—	—	—
Note
(1) None of TVA's NEOs had activity or an outstanding balance in their nonqualified deferred compensation plans as of September 30, 2023.

TVA's compensation plans may allow participants to defer all or a portion of compensation earned under the plans as defined by plan terms and IRS regulations.  All deferrals are credited to each participant in a deferred compensation account, and the deferral amounts are then funded into a rabbi trust.  Each participant may elect one or more investment options made available by TVA or allow some or all funds to accrue interest at the rate established by the beginning of each fiscal year equal to the composite rate of all Treasury issues. Participants may elect to change from either one notional investment option or the TVA interest bearing option to another at any time.  Generally, upon termination of employment, funds are distributed pursuant to elections made in accordance with applicable IRS regulations.

Executive Severance Plan

TVA established the TVA Executive Severance Plan (the “Severance Plan”), including the eligibility of TVA’s NEOs (other than the CEO) to participate in the Severance Plan. The TVA Board also approves the CEO’s participation in the Severance Plan as part of the overall market review of CEO compensation. The Severance Plan provides that if TVA terminates an NEO’s employment other than for Gross Misconduct (as defined below) or such participant terminates employment for Good Reason (as defined below), such participant will be eligible to receive the following benefits in addition to his or her accrued compensation:

•A lump sum severance payment equal to the applicable multiplier times the sum of the employee’s annual base salary and target annual incentive, and continued healthcare benefits for a number of complete or partial years equal to such multiplier. The applicable multiplier is 1.5 for the CEO and 1.0 for the other NEOs, or, if the qualifying separation occurs within 24 months following a Change in Control ("CIC") of TVA (as defined below), then the applicable multiplier is 3.0 for the CEO and 2.0 for the other NEOs.

•Any earned but unpaid incentive payments, and a prorated annual incentive payment for the year of termination based on actual (or, if the qualifying separation occurs within 24 months following a CIC of TVA, based on target) achievement of performance goals.

•If the qualifying separation occurs within 24 months following a CIC of TVA, then a lump sum cash payment equal to the sum of (a) any LTIP performance awards the performance cycle of which is in progress on the participant's separation date, non-prorated and calculated based on target achievement of performance goals, and (b) any LTIP retention awards the retention cycle of which is in progress on the participant's separation date, non-prorated and calculated as if all such awards are fully vested.

•If the qualifying separation occurs within 24 months following a CIC of TVA, a waiver of the five-year vesting requirement set forth in Section 4.1(a) of the TVA Supplemental Executive Retirement Plan pursuant to its terms.

For the avoidance of doubt, the occurrence of a CIC by itself does not entitle participants to benefits under the Executive Severance Plan; rather, a qualifying separation must also occur within 24 months following a CIC as discussed above in order for a participant to be entitled to CIC benefits.

In order to receive severance benefits under the Severance Plan, participants must timely execute (and not revoke) a release of claims in favor of TVA and comply with all applicable post-separation restrictive covenants. The terms of the Severance Plan will supersede rights and obligations with respect to severance under existing agreements to which Severance Plan participants are a party.

Under the Severance Plan, a CIC shall be deemed to have occurred on the earliest of the following dates:

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

Potential Payments on Account of Resignation, Retirement, Termination without Cause, Termination with Cause, Death, or Disability

The tables below show certain potential payments that would have been made to each NEO if his or her employment had been terminated on September 30, 2023, under various scenarios: retirement, resignation, resignation for Good Reason (with and without CIC), termination without Cause (with or without CIC), termination with Cause, death, and Disability. The tables below also include payments from the following sources: severance agreement, SERP, EAIP, deferred cash recruitment/relocation incentive, LTR, LTP, and deferred compensation.

The following provides background information on certain payments included in the termination tables:

•Resignation. The Resignation column covers resignations that do not qualify as resignations for Good Reason under TVA's Severance Plan. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for a definition of Good Reason.

•Retirement. The Retirement column covers situations where an employee separates from service after having met one of the following criteria: (i) the employee has reached the age of 55 with at least 10 years of full-time TVA service, (ii) the employee has reached the age of 60 with at least five years of full-time TVA service, or (iii) the employee is in the Civil Service Retirement System or Federal Employees Retirement System and is eligible for an immediate retirement benefit upon termination as outlined in the applicable plan.

•Severance Agreement and Termination without Cause or Resignation for Good Reason (CIC). The Severance Plan provides that if TVA terminates an NEO's employment other than for Gross Misconduct or such participant terminates employment for Good Reason, such participant will be eligible to receive certain benefits in addition to his or her accrued compensation. The amount of additional benefits will vary depending on whether the qualifying separation from service occurs within 24 months following a CIC. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for definitions of Gross Misconduct, Good Reason, and CIC and for a discussion of the benefits provided to NEOs under the Severance Plan.

•SERP. The SERP payments in the tables represent the present value of the accumulated benefit unless otherwise noted.

•SERP Payment Following Change in Control. The Severance Plan provides that the five-year vesting requirement set forth in Section 4.1(a) of the SERP will be waived pursuant to the terms of such section with respect to each participant whose termination date occurs within 24 months following a CIC.

•SERP Payment in Event of Death. In the event of a participant’s death while employed by TVA, the participant’s beneficiary will receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit. The beneficiary will receive 50 percent of the reported value.

•LTR Payment in Event of Retirement. The LTIP provides that if a participant retires, the participant is entitled to any portion of a LTR award that had vested at the time of the separation from service but not been paid as well as a prorated portion of any LTR grant that had not vested at the time of the participant's separation from service, provided the amount of any such LTR award for each vesting period within the retention cycle is prorated based on the number of whole months the participant was employed by TVA during such vesting period.

•LTR Payment in Event of Death. The LTIP provides that in the event of the death of a participant, the participant's beneficiary is entitled to any portion of a LTR award that had vested at the time of the participant's death but not been paid as well as a prorated portion of any LTR grant that had not vested at the time of the participant's separation from service, provided that the LTR award for each vesting period will be prorated based on the number of whole months the participant was employed by TVA during the vesting period in which the participant separated from service as compared to (1) 12 months for the vesting period that includes the day that the participant separated from service, (2) 24 months for the vesting period that immediately follows the vesting period during which the participant separated from service, and (3) 36 months for the second vesting period that follows the vesting period during which the participant separated from service.

•LTR Payment in Event of Disability. The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to any portion of a LTR award that had vested at the time of the separation from service but not been paid as well as a prorated portion of any LTR grant that had not vested at the time of the participant's separation from service, provided that the LTR award will be prorated based on the number of whole months the participant was employed by TVA during the vesting period in which the participant separated from service as compared to (1) 12 months for the vesting period that includes the day that the participant separated from service, (2) 24 months for the vesting period that immediately follows the vesting period during which the participant separated from service, and (3) 36 months for the second vesting period that follows the vesting period during which the participant separated from service.

•LTP Payment in the Event of Retirement. The LTIP provides that if a participant retires, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) a prorated portion of any LTP awards that had not vested at the time of the participant's separation from service, provided that the amount of any such LTP award (a) is calculated using the actual percent of opportunity achieved and (b) is prorated based on the number of whole months the participant is employed by TVA during the applicable performance cycle. John Thomas is the only NEO who was eligible to retire as of September 30, 2023, and the LTP amounts included in the Retirement column for Mr. Thomas assume that the percent of opportunity achieved will be 100 percent of target for the performance cycles ending on September 30, 2024 and September 30, 2025.

•LTP Payment in Event of Death. The LTIP provides that in the event of the death of a participant, the participant's beneficiary is entitled to (1) any LTP award that had vested at the time of the participant's death but not been paid and (2) any LTP awards that had not vested at the time of the participant's death and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was participating in the plan during the applicable performance cycle.

•LTP Payment in Event of Disability. The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received a LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle.

In addition to the amounts set forth in the termination tables, all NEOs would also be entitled to payments from plans generally available to TVA employees under the specific circumstances of termination of employment, including the health and welfare and pension plans and amounts in the 401(k) plan.

Jeffrey J. Lyash	Resignation	Retirement		Termination without Cause or Resignation for Good Reason (Non-CIC)	Termination without Cause or Resignation for Good Reason (CIC)	Termination with Cause	Death/Disability
Severance Agreement	$—	$—		$4,601,250	$9,202,500	$—	$—
SERP(1)	5,067,626	5,067,626		9,828,493	9,828,493	5,067,626	9,828,493
EAIP	1,302,384	1,302,384		1,302,384	1,302,384	1,302,384	1,302,384
Deferred Cash Recruitment/Relocation Incentive	—	—		—	—	—	—
LTR	1,493,300	1,493,300		1,493,300	3,139,300	1,493,300	2,221,467
LTP	3,963,176	3,963,176	(2)	3,963,176	11,502,176	3,963,176	7,661,510
Deferred Compensation	—	—		—	—		—
Total Value of Potential Payments	$11,826,486	$11,826,486		$21,188,603	$34,974,853	$11,826,486	$21,013,854
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
(2) Is not eligible to retire based on definition in the LTIP.

John M. Thomas, III	Resignation	Retirement	Termination without Cause or Resignation for Good Reason (Non-CIC)	Termination without Cause or Resignation for Good Reason (CIC)	Termination with Cause	Death/Disability
Severance Agreement	$—	$—	$1,503,684	$3,007,368	$—	$—
SERP (1,2)	6,413,590	6,413,590	6,413,590	6,413,590	6,413,590	6,413,590
EAIP	788,181	788,181	788,181	788,181	788,181	788,181
Deferred Cash Recruitment/Relocation Incentive	—	—	—	—	—	—
LTR	542,000	542,000	542,000	1,137,000	542,000	806,167
LTP	1,413,040	2,818,040	2,818,040	4,233,040	1,413,040	2,818,040
Deferred Compensation	—	—	—	—	—	—
Total Value of Potential Payments	$9,156,811	$10,561,811	$12,065,495	$15,579,179	$9,156,811	$10,825,978

Notes
(1) Actual benefit would be paid in five annual installments beginning at age 55.
(2) Assumes that the TVA Board or its delegate determines that the termination is an approved termination under SERP. See Executive Compensation Tables and Narrative Disclosures — Retirement and Pension Plans — Supplemental Executive Retirement Plan above for a discussion of approved and unapproved terminations under SERP.

Donald A. Moul	Resignation		Retirement		Termination without Cause or Resignation for Good Reason (Non-CIC)		Termination without Cause or Resignation for Good Reason (CIC)	Termination with Cause		Death/Disability
Severance Agreement	$—		$—		$1,432,080		$2,864,160	$—		$—
SERP	—	(1)	—	(1)	—	(1)	472,596	—	(1)	472,596
EAIP	750,649		750,649		750,649		750,649	750,649		750,649
Deferred Cash Recruitment/Relocation Incentive (2)	—		—		—		—	—		—
LTR	719,916		719,916		719,916		1,505,250	719,916		1,068,972
LTP	800,700		800,700	(3)	800,700		3,400,700	800,700		2,059,033
Deferred Compensation	—		—		—		—	—		—
Total Value of Potential Payments	$2,271,265		$2,271,265		$3,703,345		$8,993,355	$2,271,265		$4,351,250
Notes
(1) The five-year vesting requirement has not been met.
2) Mr. Moul is required to repay to TVA deferred cash recruitment and relocation incentive payment in the amount of $450,000 if, prior to June 21, 2024, he (1) voluntarily terminates employment unless the separation is for reasons beyond his control and acceptable to TVA, or (2) is terminated for cause. Mr. Moul is required to repay to TVA deferred cash recruitment and relocation incentive payment in the amount of $100,000 if, prior to June 21, 2025, he (1) voluntarily terminates employment unless the separation is for reasons beyond his control and acceptable to TVA, or (2) is terminated for cause.
(3) Is not eligible to retire based on definition in the LTIP.

Timothy S. Rausch	Resignation		Retirement		Termination without Cause or Resignation for Good Reason (Non-CIC)		Termination without Cause or Resignation for Good Reason (CIC)	Termination with Cause		Death/Disability
Severance Agreement	$—		$—		$1,083,988		$2,167,976	$—		$—
SERP	—	(1)	—	(1)	—	(1)	959,114	—	(1)	959,114
EAIP	807,165		807,165		807,165		807,165	807,165		807,165
Deferred Cash Recruitment/Relocation Incentive	—		—		—		—	—		—
LTR	330,000		330,000		330,000		660,000	330,000		476,667
LTP	680,000		680,000	(2)	680,000		2,001,000	680,000		1,319,000
Deferred Compensation	—		—		—		—	—		—
Total Value of Potential Payments	$1,817,165		$1,817,165		$2,901,153		$6,595,255	$1,817,165		$3,561,946
Notes
(1) The five-year vesting requirement has not been met.
(2) Is not eligible to retire based on definition in the LTIP.

David B. Fountain	Resignation		Retirement		Termination without Cause or Resignation for Good Reason (Non-CIC)		Termination without Cause or Resignation for Good Reason (CIC)	Termination with Cause		Death/Disability
Severance Agreement	$—		$—		$1,070,663		$2,141,327	$—		$—
SERP	—	(1)	—	(1)	—	(1)	411,578	—	(1)	411,578
EAIP	519,941		519,941		519,941		519,941	519,941		519,941
Deferred Cash Recruitment/Relocation Incentive	—		—		—		—	—		—
LTR	345,500		345,500		345,500		715,500	345,500		508,833
LTP	765,000		765,000	(2)	765,000		2,505,000	765,000		1,601,666
Deferred Compensation	—		—		—		—	—		—
Total Value of Potential Payments	$1,630,441		$1,630,441		$2,701,104		$6,293,346	$1,630,441		$3,042,018
Notes
(1) The five-year vesting requirement has not been met.
(2) Is not eligible to retire based on definition in the LTIP.

Other Agreements
Except as described above and in the Compensation Discussion and Analysis, there are no other agreements between TVA and any of the NEOs.

Director Compensation

The TVA Act provides for up to nine directors on the TVA Board.  As of November 13, 2023, the TVA Board consisted of nine members. Under the TVA Act, each director receives certain stipends that are increased annually by the same percentage increase applicable to adjustments under 5 U.S.C. § 5318, which adjusts the annual rates of pay of employees on the Executive Schedule of the U.S. Government.  Effective January 1, 2023, the annual stipend for TVA directors was increased from $56,088 to $58,400 per year unless (1) the director chairs a TVA Board committee, in which case the stipend was increased from $57,197 to $59,500 per year, or (2) the director is the Chair of the TVA Board, in which case the stipend was increased from $62,418 to $65,000 per year.  Directors are also reimbursed under federal law for travel, lodging, and related expenses while attending meetings and for other official TVA business.

The annual stipends provided by the TVA Act for each director and for the Chair of the TVA Board as of November 13, 2023, are listed below:
TVA BOARD ANNUAL STIPENDS

Name	Annual Stipend
Joe H. Ritch	$65,000
Beth P. Geer	58,400
Beth H. Harwell	59,500
William B. Kilbride	58,400
Robert P. Klein	59,500
L. Michelle Moore	58,400
Brian E. Noland	59,500
William J. Renick	58,400
A. Wade White	58,400

The following table provides information on the compensation received by TVA's directors during 2023:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1)	All Other Compensation(2)	Total
Joe H. Ritch	$43,023	$—	$—	$—	$—	$2,151	$45,174
Beth P. Geer	42,228	—	—	—	—	422	42,650
Beth H. Harwell	58,791	—	—	—	—	2,939	61,730
William B. Kilbride	64,206	—	—	—	—	3,210	67,416
Robert P. Klein	43,023	—	—	—	—	2,151	45,174
L. Michelle Moore	42,228	—	—	—	—	1,860	44,088
Brian E. Noland	58,791	—	—	—	—	2,939	61,730
William J. Renick	42,228	—	—	—	—	2,111	44,339
A. Wade White	42,228	—	—	—	—	2,111	44,339
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

Compensation Committee Interlocks and Insider Participation

The People and Governance Committee of the TVA Board currently consists of the following four directors: Brian E. Noland, Beth Harwell, Robert P. Klein, and Adam W. White.

No member of this Committee was at any time during 2023 or at any other time an officer or employee of TVA, and no member of this committee had any relationship with TVA requiring disclosure under Item 404 of Regulation S-K. No executive officer of TVA has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the People and Governance Committee during 2023.

Compensation Committee Report

The People and Governance Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Committee recommended to the TVA Board that the Compensation Discussion and Analysis be included in this Annual Report.

PEOPLE AND GOVERNANCE COMMITTEE

Brian E. Noland, Chair
Beth Harwell
Robert P. Klein
Adam W. White

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

Other Relationships

TVA is engaged in a number of transactions with other agencies of the U.S. government, although such agencies do not fall within the definition of "related parties" for purposes of Item 404(a) of Regulation S-K.  These include, among other things, supplying electricity to other federal agencies, purchasing electricity from the Southeastern Power Administration, and engaging in various arrangements involving nuclear materials with the Department of Energy.  See Part I, Item 1, Business and Note 23 — Related Parties.

TVA also has access to a financing arrangement with the United States Department of the Treasury ("U.S. Treasury").  TVA and the U.S. Treasury have a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  There were no outstanding borrowings under the facility at September 30, 2023. This credit facility has a maturity date of September 30, 2024, and is typically renewed annually.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s.  See Note 14 — Debt and Other Obligations — Credit Facility Agreements.

In addition, TVA is required by the 1959 amendment to the TVA Act to make annual payments to the U.S. Treasury from net power proceeds as a repayment of and as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment") until $1.0 billion of the Power Program Appropriation Investment has been repaid. With the 2014 payment, TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment. The TVA Act requires TVA to continue to make payments to the U.S. Treasury indefinitely as a return on the remaining $258 million of the Power Program Appropriation Investment.  See Note 23 — Related Parties.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees of Ernst & Young LLP for audit, audit-related, and other services for the years ended September 30, 2023 and 2022.

Principal Accountant Fees and Services (in actual dollars)
Year	Principal Accountant	Audit Fees(1)	Audit-Related Fees	Tax Fees	All Other Fees(2)	Total
2023	Ernst & Young LLP	$3,581,554	$—	$—	$255,040	$3,836,594
2022	Ernst & Young LLP	3,277,337	—	—	3,545	3,280,882
Notes
(1)  Audit fees consist of payments for professional services rendered in connection with the audit of TVA's annual financial statements, including the annual attestation on internal control over financial reporting; review of interim financial statements included in TVA's quarterly reports; audit of TVA's fuel cost adjustment; federal financial reporting responsibilities for the preparation and audit of the 2023 and 2022 federal consolidated financial statements of which TVA is a component; Bond offering and other financing comfort letters; and attestation on TVA's management report of eligible green expenditures.
(2) All other fees reflect accounting and financial reporting research software license costs and advisory services related to the proposed SEC climate-related rule.

The TVA Board has an Audit, Finance, Risk, and Cybersecurity Committee ("Audit Committee").  Under the TVA Act, the Audit Committee, in consultation with the Inspector General, recommends to the TVA Board the selection of an external auditor.  TVA's Audit Committee, in consultation with the Inspector General, recommended that the TVA Board select Ernst & Young LLP as TVA's external auditor for the 2023 and 2022 audits and other related services, and the TVA Board approved these recommendations.

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

The Audit Committee pre-approved all audit services for 2023 and 2022.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents have been filed as part of this Annual Report on Form 10-K for the fiscal year ended September 30, 2023 ("Annual Report"):

(1)    Consolidated Financial Statements.  The following documents are provided in Part II, Item 8, Financial Statements and Supplementary Data herein:

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
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 000-52313)

3.2
Bylaws of the Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014 (Incorporated by reference to Exhibit 3.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as Amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1
Second Amended and Restated March Maturity Credit Agreement Dated as of March 25, 2022, Among Tennessee Valley Authority, as the Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent, The Toronto-Dominion Bank, New York Branch, as Letter of Credit Issuer and a Lender, Bank of America, N.A., Canadian Imperial Bank of Commerce, New York Branch, First Horizon Bank, Morgan Stanley Bank, N.A., and The Bank of New York Mellon (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on March 30, 2022, File No. 000-52313)

10.2
Second Amended and Restated September Maturity Credit Agreement Dated as of September 21, 2021, Among Tennessee Valley Authority, as the Borrower, Royal Bank of Canada, as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on September 24, 2021, File No. 000-52313)

10.3
First Amendment Dated as of March 29, 2023, to Second Amended and Restated September Maturity Credit Agreement Dated as of September 21, 2021, Among Tennessee Valley Authority, as the Borrower, Royal Bank of Canada, as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on April 3, 2023, File No. 000-52313)

10.4
$500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on August 7, 2015, File No. 000-52313)

10.5
First Amendment Dated as of February 28, 2017, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on March 3, 2017, File No. 000-52313)

10.6
Second Amendment Dated as of February 21, 2018, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on February 26, 2018, File No. 000-52313)

10.7
Third Amendment Dated as of February 27, 2020, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, and February 21, 2018, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on March 3, 2020, File No. 000-52313)

10.8
Fourth Amendment Dated as of January 5, 2023, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, February 21, 2018, and February 27, 2020, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on January 6, 2023, File No. 000-52313)

10.9
December 2019 Maturity Community Bank Credit Agreement Dated as of December 12, 2016, with SunTrust Bank as Administrative Agent and a Lender, Branch Banking and Trust Company as Letter of Credit Issuer and a Lender, First National Bank, First Tennessee Bank National Association, HomeTrust Bank, Pinnacle Bank, Regions Bank, Trustmark National Bank, and United Community Bank (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 15, 2016, File No. 000-52313)

10.10
First Amendment Dated as of December 11, 2018, to December Maturity Community Bank Credit Agreement Dated as of December 12, 2016 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 14, 2018, File No. 000-52313)

10.11
Second Amendment Dated as of February 9, 2021, to December Maturity Community Bank Credit Agreement Dated as of December 12, 2016, and Amended as of December 11, 2018 (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, File No. 000-52313)

10.12
Third Amendment Dated as of March 29, 2023, to December Maturity Community Bank Credit Agreement Dated as of December 12, 2016, and Amended as of December 11, 2018 and February 9, 2021, Among Tennessee Valley Authority, as the Borrower, Truist Bank, as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 3, 2023, File No. 000-52313)

10.13	TVA Discount Notes Selling Group Agreement (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.14
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

10.16
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

10.17
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

10.18
Facility Lease-Purchase Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.19
Head Lease Agreement Dated as of January 17, 2012, Among the United States of America, TVA, and John Sevier Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.20*
Asset Purchase Agreement Dated as of August 6, 2013, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.33 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.21
Facility Lease-Purchase Agreement Dated as of August 9, 2013, Between Southaven Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.34 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.22
Head Lease Agreement Dated as of August 9, 2013, Among the United States of America, TVA, and Southaven Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.35 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.23*
Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.24*
Consent Decree Among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children's Earth Foundation, and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.25†
Amended and Restated TVA Compensation Plan Approved by the TVA Board on May 11, 2022 (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File No. 000-52313)

10.26†
Amended and Restated Supplemental Executive Retirement Plan Effective as of May 1, 2015 (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 000-52313)

10.27†
Amended and Restated Executive Annual Incentive Plan Adopted as of May 10, 2022 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File No. 000-52313)

10.28†
Amended and Restated Deferred Compensation Plan Adopted as of May 4, 2020 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 000-52313)

10.29†
Amended and Restated Long-Term Incentive Plan Adopted as of May 10, 2022 (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File No. 000-52313)

10.30†
Executive Severance Plan Adopted as of February 10, 2021, and Amended as of February 11, 2021 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, File No. 000-52313)

10.31†	Retention Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.32†	Offer Letter to Jeffrey J. Lyash Approved as of February 14, 2019 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on February 14, 2019, File No. 000-52313)

10.33†
Acknowledgment by TVA and Jeffrey J. Lyash on March 25, 2019, Relating to the Offer Letter to Mr. Lyash Approved as of February 14, 2019 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 000-52313)

10.34†
Offer Letter to Timothy S. Rausch Accepted as of September 18, 2018 (Incorporated by reference to Exhibit 10.39 to TVA's Annual Report on Form 10-K/A for the year ended September 30, 2019, File No. 000-52313)

10.35†	Offer Letter to David Fountain Accepted as of April 1, 2020 (Incorporated by reference to Exhibit 10.42 to TVA's Annual Report on Form 10-K for the year ended September 30, 2021, File No. 000-52313)

10.36†	Offer Letter to Donald A. Moul Approved as of May 24, 2021 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 000-52313)

14.1	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

14.2	TVA Conflict of Interest Policy, as amended (Incorporated by reference to Exhibit 14.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

19.1	Tennessee Valley Authority Insider Trading Policy Adopted by the TVA Board of Directors on November 9, 2023

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

97.1	Tennessee Valley Authority Policy for the Recovery of Erroneously Awarded Compensation Adopted by the TVA Board on November 9, 2023

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101
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

Date:	November 13, 2023		TENNESSEE VALLEY AUTHORITY
(Registrant)
		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey J. Lyash	President and Chief Executive Officer	November 13, 2023
Jeffrey J. Lyash	(Principal Executive Officer)

/s/ John M. Thomas, III	Executive Vice President and	November 13, 2023
John M. Thomas, III	Chief Financial and Strategy Officer
(Principal Financial Officer)

/s/ Diane Wear	Vice President and Controller	November 13, 2023
Diane Wear	(Principal Accounting Officer)

/s/ Joe H. Ritch	Chair	November 13, 2023
Joe H. Ritch

/s/ William B. Kilbride	Director	November 13, 2023
William B. Kilbride

/s/ Beth H. Harwell	Director	November 13, 2023
Beth H. Harwell

/s/ Brian E. Noland	Director	November 13, 2023
Brian E. Noland

/s/ Beth P. Geer	Director	November 13, 2023
Beth P. Geer

/s/ L. Michelle Moore	Director	November 13, 2023
L. Michelle Moore

/s/ Robert P. Klein	Director	November 13, 2023
Robert P. Klein

/s/ William J. Renick	Director	November 13, 2023
William J. Renick

/s/ A. Wade White	Director	November 13, 2023
A. Wade White