Form 10-Q
period 2023-12-31
Tennessee Valley Authority
filed 2024-01-30
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
OR
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
Yes ☐   No ☒

Number of shares of common stock outstanding at January 29, 2024: N/A

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	4
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (Unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	7
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	11
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	40
Executive Overview...............................................................................................................................................................	40
Results of Operations............................................................................................................................................................	41
Liquidity and Capital Resources............................................................................................................................................	46
Key Initiatives and Challenges..............................................................................................................................................	48
Environmental Matters..........................................................................................................................................................	49
Legal Proceedings................................................................................................................................................................	50
Off-Balance Sheet Arrangements..........................................................................................................................................	50
Critical Accounting Estimates................................................................................................................................................	50
New Accounting Standards and Interpretations....................................................................................................................	50
Legislative and Regulatory Matters.......................................................................................................................................	50

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	51

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	51
Disclosure Controls and Procedures.....................................................................................................................................	51
Changes in Internal Control over Financial Reporting..........................................................................................................	51

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	51

ITEM 1A. RISK FACTORS............................................................................................................................................................	51

ITEM 5. OTHER INFORMATION..................................................................................................................................................	51

ITEM 6. EXHIBITS........................................................................................................................................................................	52

SIGNATURES...............................................................................................................................................................................	53

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 (the "Quarterly Report"):

Term or Acronym	Definition
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
Bull Run	Bull Run Fossil Plant
CCR	Coal combustion residuals
Cumberland	Cumberland Fossil Plant
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
EO(s)	Executive Order(s)
FERC	Federal Energy Regulatory Commission
FHP	Financial Hedging Program
GAAP	Accounting principles generally accepted in the United States of America
GAC	Grid access charge
GEH	GE Hitachi Nuclear Energy
Holdco	John Sevier Holdco LLC
Jacobs	Jacobs Engineering Group, Inc.
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hours
LPCs	Local power company customers
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
Moody's	Moody's Investors Service, Inc.
MtM	Mark-to-market
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NES	Nashville Electric Service
NRC	Nuclear Regulatory Commission
PPA(s)	Power Purchase Agreement(s)
RFP(s)	Request(s) for proposals
RP	Restoration Plan
SCCG	Southaven Combined Cycle Generation LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
TVA	Tennessee Valley Authority
TVA Act	Tennessee Valley Authority Act of 1933, as amended
TVA Board	TVA Board of Directors
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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
•Disruption of supplies of fuel, purchased power, or other critical items or services, which may result from, among other things, economic conditions, weather conditions, physical or cyber attacks, political developments, international trade restrictions or tariffs, legal actions, mine closures or reduced mine production, increases in fuel exports, environmental regulations affecting TVA's suppliers, transportation or delivery constraints, including limited transmission availability, shortages of raw materials, supply chain difficulties, labor shortages, strikes, inflation, or similar events and which may, among other things, hinder TVA's ability to operate its assets and to complete projects on time and on budget;
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

See also Part I, Item 1A, Risk Factors, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K for the year ended September 30, 2023 (the "Annual Report"), and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for a discussion of factors that could cause actual results to differ materially from those in any forward-looking statement.  New factors emerge from time to time, and it is not possible for TVA to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA's business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made, except as required by law.

GENERAL INFORMATION

Fiscal Year

References to years (2024, 2023, etc.) in this Quarterly Report are to TVA's fiscal years ending September 30.  Years that are preceded by "CY" are references to calendar years.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended December 31
(in millions)

	2023	2022
Operating revenues
Revenue from sales of electricity	$2,731	$2,963
Other revenue	34	52
Total operating revenues	2,765	3,015
Operating expenses
Fuel	496	615
Purchased power	359	491
Operating and maintenance	867	827
Depreciation and amortization	521	533
Tax equivalents	133	151
Total operating expenses	2,376	2,617
Operating income	389	398
Other income, net	23	16
Other net periodic benefit cost	23	51
Interest expense	262	262
Net income	$127	$101
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three Months Ended December 31
(in millions)

	2023	2022
Net income	$127	$101
Other comprehensive income (loss)
Net unrealized gain on cash flow hedges	20	71
Net unrealized gain reclassified to earnings from cash flow hedges	(19)	(34)
Total other comprehensive income	1	37
Total comprehensive income	$128	$138
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	December 31, 2023	September 30, 2023
Current assets
Cash and cash equivalents	$498	$501
Accounts receivable, net	1,593	1,745
Inventories, net	1,182	1,108
Regulatory assets	251	178
Other current assets	152	134
Total current assets	3,676	3,666

Property, plant, and equipment
Completed plant	67,073	68,199
Less accumulated depreciation	(34,445)	(35,871)
Net completed plant	32,628	32,328
Construction in progress	3,425	3,238
Nuclear fuel	1,364	1,344
Finance leases	562	572
Total property, plant, and equipment, net	37,979	37,482

Investment funds	4,472	4,123

Regulatory and other long-term assets
Regulatory assets	5,551	5,566
Operating lease assets, net of amortization	258	177
Other long-term assets	312	330
Total regulatory and other long-term assets	6,121	6,073

Total assets	$52,248	$51,344
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	December 31, 2023	September 30, 2023
Current liabilities
Accounts payable and accrued liabilities	$2,451	$2,618
Accrued interest	268	272
Asset retirement obligations	275	272
Regulatory liabilities	259	222
Short-term debt, net	1,042	432
Current maturities of power bonds	1,022	1,022
Current maturities of long-term debt of variable interest entities	35	35
Total current liabilities	5,352	4,873

Other liabilities
Post-retirement and post-employment benefit obligations	2,457	2,527
Asset retirement obligations	7,295	7,217
Finance lease liabilities	571	576
Other long-term liabilities	1,488	1,211
Regulatory liabilities	103	107
Total other liabilities	11,914	11,638

Long-term debt, net
Long-term power bonds, net	17,867	17,844
Long-term debt of variable interest entities, net	933	933
Total long-term debt, net	18,800	18,777

Total liabilities	36,066	35,288

Contingencies and legal proceedings (Note 20)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	15,429	15,302
Total power program proprietary capital	15,687	15,560
Nonpower programs appropriation investment, net	523	525
Accumulated other comprehensive loss	(28)	(29)
Total proprietary capital	16,182	16,056

Total liabilities and proprietary capital	$52,248	$51,344
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Three Months Ended December 31
 (in millions)

	2023	2022
Cash flows from operating activities
Net income	$127	$101
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	527	538
Amortization of nuclear fuel cost	99	88
Non-cash retirement benefit expense	33	63
Other regulatory amortization and deferrals	46	(69)
Changes in current assets and liabilities
Accounts receivable, net	153	256
Inventories and other current assets, net	(105)	(216)
Accounts payable and accrued liabilities	(289)	(86)
Accrued interest	(2)	(16)
Pension contributions	(75)	(75)
Other, net	(121)	(145)
Net cash provided by operating activities	393	439

Cash flows from investing activities
Construction expenditures	(863)	(605)
Nuclear fuel expenditures	(146)	(192)
Purchases of investments	(1)	—
Acquisition of leasehold interests in combustion turbine assets	—	(78)
Loans and other receivables
Advances	(4)	—
Repayments	2	3
Other, net	10	(4)
Net cash used in investing activities	(1,002)	(876)

Cash flows from financing activities
Long-term debt
Redemptions and repurchases of power bonds	(1)	(1)
Short-term debt issues, net	610	446
Payments on leases and leasebacks	(10)	(10)
Other, net	7	2
Net cash provided by financing activities	606	437
Net change in cash, cash equivalents, and restricted cash	(3)	—
Cash, cash equivalents, and restricted cash at beginning of period	521	520
Cash, cash equivalents, and restricted cash at end of period	$518	$520
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended December 31, 2023 and 2022

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2022	$258	$14,800	$533	$(86)	$15,505
Net income (loss)	—	103	(2)	—	101
Total other comprehensive income	—	—	—	37	37
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at December 31, 2022	$258	$14,902	$531	$(49)	$15,642

Balance at September 30, 2023	$258	$15,302	$525	$(29)	$16,056
Net income (loss)	—	129	(2)	—	127
Total other comprehensive income	—	—	—	1	1
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at December 31, 2023	$258	$15,429	$523	$(28)	$16,182
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except where noted)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The Tennessee Valley Authority ("TVA") prepares its consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2023, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2023 (the "Annual Report"). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included on the consolidated interim financial statements.

The accompanying consolidated interim financial statements, which have been prepared in accordance with GAAP, include the accounts of TVA and variable interest entities ("VIEs") of which TVA is the primary beneficiary. See Note 9 — Variable Interest Entities. Intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

TVA's fiscal year ends September 30.  Years (2024, 2023, etc.) refer to TVA's fiscal years unless they are preceded by "CY," in which case the references are to calendar years.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash (in millions)
	At December 31, 2023	At September 30, 2023
Cash and cash equivalents	$498	$501
Restricted cash and cash equivalents included in Other long-term assets	20	20
Total cash, cash equivalents, and restricted cash	$518	$521

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

The allowance for uncollectible accounts was less than $1 million at both December 31, 2023, and September 30, 2023, for trade accounts receivable. Additionally, loans receivable of $105 million and $104 million at December 31, 2023, and September 30, 2023, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $3 million at both December 31, 2023 and September 30, 2023.

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenues earned during pre-commercial operations at the fair value of the energy delivered based on TVA's hourly incremental dispatch cost. Pre-commercial plant operations began on Paradise Combustion Turbine Units 5-7 in the first quarter of 2024, and the units became operational on December 29, 2023. Estimated revenue of $3 million related to this project was capitalized to offset project costs for the three months ended December 31, 2023. TVA also capitalized related fuel costs for this project of $3 million for the three months ended December 31, 2023.

Depreciation

TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies that are updated approximately every five years, with the latest study implemented during the first quarter of 2022. Depreciation expense was $452 million and $466 million for the three months ended December 31, 2023 and 2022, respectively. See Note 6 — Plant Closures for a discussion of the impact of plant closures.

2.  Impact of New Accounting Standards and Interpretations

The following are accounting standard updates issued by the Financial Accounting Standards Board that TVA adopted during 2024:

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

Effective Date for TVA	TVA adopted the standard on October 1, 2023, on a prospective basis.
Effect on the Financial Statements or Other Significant Matters	Adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows.

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

Effective Date for TVA	TVA adopted the standard on October 1, 2023, on a prospective basis.
Effect on the Financial Statements or Other Significant Matters	Adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows.
The following accounting standard has been issued but as of December 31, 2023, was not effective and has not been adopted by TVA:

Improvements to Reportable Segment Disclosures
Description	This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment requires a public entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. It also requires a public entity that has a single reportable segment to provide all of the disclosures required by the amendment and all existing segment disclosures. The amendment is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The amendment should be adopted retrospectively unless it is impracticable to do so. Upon adoption, a public entity will adopt the amendment as of the beginning of the earliest period presented.
Effective Date for TVA	October 1, 2024
Effect on the Financial Statements or Other Significant Matters	TVA is currently reviewing and evaluating this standard. TVA does not expect the adoption of this standard to have a material impact on TVA's financial condition, results of operations, or cash flows.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net (in millions)
	At December 31, 2023	At September 30, 2023
Power receivables	$1,451	$1,627
Other receivables	142	118
Accounts receivable, net(1)	$1,593	$1,745
Note
(1) Allowance for uncollectible accounts was less than $1 million at both December 31, 2023, and September 30, 2023, and therefore is not represented in the table above.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net (in millions)
	At December 31, 2023	At September 30, 2023
Materials and supplies inventory	$884	$849
Fuel inventory	354	313
Renewable energy certificates/emissions allowance inventory, net	16	15
Allowance for inventory obsolescence	(72)	(69)
Inventories, net	$1,182	$1,108

5. Other Current Assets

Other current assets consisted of the following:

Other Current Assets (in millions)
	At December 31, 2023	At September 30, 2023
Inventory work-in-progress	$47	$28
Prepaid software maintenance	36	18
Commodity contract derivative assets	19	21
Prepaid insurance	16	16
Current portion of prepaid long-term service agreements	10	25
Other	24	26
Other current assets	$152	$134

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

6. Plant Closures

Background

TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. Based on results of assessments presented to the TVA Board of Directors ("TVA Board") in 2019, the retirement of Bull Run Fossil Plant ("Bull Run") by December 2023 was approved, and as of September 30, 2023, the facility was retired. In January 2023, TVA issued its Record of Decision to retire the two coal-fired units at Cumberland Fossil Plant ("Cumberland") by the end of CY 2026 and CY 2028. In addition, TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035, and that evaluation includes environmental reviews, public input, and TVA Board approval.

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Bull Run, TVA recognized a cumulative $659 million of accelerated depreciation from the second quarter of 2019 through September 30, 2023. Of this amount, $36 million was recognized for Bull Run during the three months ended December 31, 2022. TVA's decision to retire the two units at Cumberland is estimated to result in approximately $16 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. TVA estimates it has recognized a cumulative $64 million of additional depreciation since January 2023, related to this decision.

7.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At December 31, 2023	At September 30, 2023
Loans and other long-term receivables, net	$101	$97
EnergyRight® receivables, net	46	47
Prepaid long-term service agreements	44	64
Prepaid capital assets	21	28
Commodity contract derivative assets	12	12
Other	88	82
Total other long-term assets	$312	$330

Loans and Other Long-Term Receivables. TVA's loans and other long-term receivables primarily consist of economic development loans for qualifying organizations and a receivable for reimbursements to recover the cost of providing long-term, on-site storage for spent nuclear fuel. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At December 31, 2023 and September 30, 2023, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $4 million and $7 million, respectively.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At December 31, 2023, and September 30, 2023, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $13 million and $12 million, respectively. See Note 10 — Other Long-Term Liabilities for information regarding the associated financing obligation.

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

Allowance Components (in millions)
	At December 31, 2023	At September 30, 2023
EnergyRight® loan reserve	$1	$1
Economic development loan collective reserve	1	1
Economic development loan specific loan reserve	1	1
Total allowance for loan losses	$3	$3

Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At December 31, 2023, and September 30, 2023, prepayments of $10 million and $25 million, respectively, were recorded in Other current assets.

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

Regulatory Assets and Liabilities (in millions)
	At December 31, 2023	At September 30, 2023
Current regulatory assets
Unrealized losses on interest rate derivatives	$37	$31
Unrealized losses on commodity derivatives	213	136
Fuel cost adjustment receivable	—	11
Other current regulatory assets	1	—
Total current regulatory assets	251	178

Non-current regulatory assets
Retirement benefit plans deferred costs	1,438	1,440
Non-nuclear decommissioning costs	2,838	2,922
Unrealized losses on interest rate derivatives	459	272
Nuclear decommissioning costs	543	728
Unrealized losses on commodity derivatives	98	52
Other non-current regulatory assets	175	152
Total non-current regulatory assets	5,551	5,566
Total regulatory assets	$5,802	$5,744

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$190	$201
Fuel cost adjustment	50	—
Unrealized gains on commodity derivatives	19	21
Total current regulatory liabilities	259	222

Non-current regulatory liabilities
Retirement benefit plans deferred credits	91	95
Unrealized gains on commodity derivatives	12	12
Total non-current regulatory liabilities	103	107
Total regulatory liabilities	$362	$329

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG at December 31, 2023, and September 30, 2023, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At December 31, 2023	At September 30, 2023
Current liabilities
Accrued interest	$21	$9
Accounts payable and accrued liabilities	1	1
Current maturities of long-term debt of variable interest entities	35	35
Total current liabilities	57	45
Other liabilities
Other long-term liabilities	17	17
Long-term debt, net
Long-term debt of variable interest entities, net	933	933
Total liabilities	$1,007	$995

Interest expense of $12 million for both the three months ended December 31, 2023 and 2022, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to operating leases. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At December 31, 2023	At September 30, 2023
Interest rate swap liabilities	$782	$627
Operating lease liabilities	163	93
Currency swap liabilities	112	131
Commodity contract derivative liabilities	98	52
EnergyRight® financing obligation	55	55
Advances for construction	46	56
Long-term deferred revenue	46	45
Long-term deferred compensation	32	41
Other	154	111
Total other long-term liabilities	$1,488	$1,211

Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Other current assets, Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets. See Note 13 — Risk Management Activities and Derivative

Transactions — Overview of Accounting Treatment and Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities.

Operating Lease Liabilities. TVA's operating leases consist primarily of railcars, equipment, real estate/land, and power generating facilities. At December 31, 2023, and September 30, 2023, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $81 million and $71 million, respectively.

Currency Swap Liabilities. To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. See Note 13 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment and Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

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

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At both December 31, 2023, and September 30, 2023, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was $14 million. See Note 7 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Compensation. TVA provides compensation arrangements to engage and retain certain employees, both executive and non-executive, which are designed to provide participants with the ability to defer compensation to future periods. The current and long-term portions are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At December 31, 2023 and September 30, 2023, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $32 million and $65 million, respectively.

Advances for Construction. TVA receives refundable and non-refundable advances for construction that are generally intended to defray all or a portion of the costs of building or extending TVA’s existing power assets. Amounts received are deferred as a liability with the long-term portion representing amounts that will not be recognized within the next 12 months. As projects meet milestones or other contractual obligations, the refundable portion is refunded to the customer and the non-refundable portion is recognized as contributions in aid of construction and offsets the cost of plant assets. At December 31, 2023 and September 30, 2023, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $60 million and $39 million, respectively.

Long-Term Deferred Revenue. Long-term deferred revenue represents payments received that exceed services rendered resulting in the deferral of revenue. The long-term portion represents amounts that will not be recognized within the next 12 months primarily related to fiber and transmission agreements. The current and long-term portions of the deferral are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At December 31, 2023 and September 30, 2023, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $23 million and $21 million, respectively.

11.  Asset Retirement Obligations

During the three months ended December 31, 2023, TVA's total asset retirement obligations ("ARO") liability increased $81 million as a result of revisions in estimate and periodic accretion, partially offset by settlements related to retirement projects that were conducted during the period. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the three months ended December 31, 2023, $47 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 8 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 14 — Fair Value Measurements — Investment Funds and Note 20 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity (in millions)
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2023	$3,808	$3,681	$7,489	(1)
Settlements	(4)	(59)	(63)
Revisions in estimate	—	78	78
Accretion (recorded as regulatory asset)	43	23	66
Balance at December 31, 2023	$3,847	$3,723	$7,570	(1)
Note
(1) Includes $275 million and $272 million at December 31, 2023, and September 30, 2023, respectively, in Current liabilities.

Revisions to non-nuclear estimates increased the liability balance by $78 million for the three months ended December 31, 2023. The increase was primarily attributable to a change in closure liabilities of $76 million at Cumberland based on scope changes to the interim closure plan and updated cost estimates for activities associated with final closure.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at December 31, 2023, and September 30, 2023, consisted of the following:

Debt Outstanding (in millions)
	At December 31, 2023	At September 30, 2023
Short-term debt
Short-term debt, net of discounts	$1,042	$432
Current maturities of power bonds issued at par	1,022	1,022
Current maturities of long-term debt of VIEs issued at par	35	35
Total current debt outstanding, net	2,099	1,489
Long-term debt
Long-term power bonds(1)	17,990	17,970
Long-term debt of VIEs, net	933	933
Unamortized discounts, premiums, issue costs, and other	(123)	(126)
Total long-term debt, net	18,800	18,777
Total debt outstanding	$20,899	$20,266
Note
(1) Includes total net exchange gain from currency transactions of $88 million and $109 million at December 31, 2023, and September 30, 2023, respectively.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2023, to December 31, 2023:

Debt Securities Activity
	Date	Amount (in millions)
Redemptions/Maturities(1)
2009 Series B	December 2023	$1
Total redemptions/maturities of debt		$1
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

This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At December 31, 2023, and September 30, 2023, there were $469 million and $535 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. TVA's letters of credit are primarily posted as collateral under TVA's interest rate swaps. See Note 13 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral. TVA may also post collateral for TVA's currency swaps, for commodity derivatives under the Financial Hedging Program ("FHP"), or for certain transactions with third parties that require TVA to post letters of credit.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At December 31, 2023 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
February 2025	$500	$223	$—	$277
March 2026	150	38	—	112
September 2026	1,000	112	—	888
March 2027	1,000	96	—	904
Total	$2,650	$469	$—	$2,181

TVA and the United States ("U.S.") Department of the Treasury ("U.S. Treasury"), pursuant to the Tennessee Valley Authority Act of 1933, as amended ("TVA Act"), have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2024 with a maturity date of September 30, 2024. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at December 31, 2023. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

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
			Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2023	2022
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$20	$71

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	2023	2022
Currency swaps	$19	$34
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $3 million of gains from Accumulated other comprehensive income (loss) ("AOCI") to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to the forecasted exchange loss on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) (in millions)
			Three Months Ended December 31
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2023	2022
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(8)	$(15)

Commodity derivatives under the FHP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	(54)	(19)
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three months ended December 31, 2023 and for the three months ended December 31, 2022.
(2) Of the amount recognized for the three months ended December 31, 2023, $44 million and $10 million were reported in Fuel expense and Purchased power expense, respectively. Of the amount recognized for three months ended December 31, 2022, $15 million and $4 million were reported in Fuel expense and Purchased power expense, respectively.

Fair Values of TVA Derivatives (in millions)
	At December 31, 2023		At September 30, 2023
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(56)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(51)	$(72)	Accounts payable and accrued liabilities $(6); Other long-term liabilities $(66)
£150 million Sterling	(65)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(61)	(69)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(65)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(607)	Accounts payable and accrued liabilities $(22); Accrued interest $(6); Other long-term liabilities $(579)	$(499)	Other current assets $1; Accrued interest $(27); Other long-term liabilities $(473)
$476 million notional	(211)	Accounts payable and accrued liabilities $(8); Other long-term liabilities $(203)	(159)	Other current assets $3; Accrued interest $(8); Other long-term liabilities $(154)
Commodity contract derivatives	29	Other current assets $19; Other long-term assets $12; Accounts payable and accrued liabilities $(1); Other long-term liabilities $(1)	31	Other current assets $21; Other long-term assets $12; Accounts payable and accrued liabilities $(1); Other long-term liabilities $(1)
Commodity derivatives under the FHP	(309)	Accounts payable and accrued liabilities $(212); Other long-term liabilities $(97)	(186)	Accounts payable and accrued liabilities $(135); Other long-term liabilities $(51)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had two currency swaps outstanding at December 31, 2023, with total currency exposure of £400 million and expiration dates in 2032 and 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Other current assets, Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended December 31, 2023 and 2022, the changes in fair market value of the interest rate swaps resulted in the increase in unrealized losses of $189 million and reduction in unrealized losses of $14 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA may also enter into short-term power purchase agreements ("PPAs") with a term of less than one year that provide an option to financially settle contracted power deliveries. This option creates an embedded derivative in the hosting PPA. TVA marks to market these contracts and defers the unrealized gains (losses) as regulatory liabilities (assets). At December 31, 2023, TVA's natural gas contract derivatives had terms of up to approximately two years.

Commodity Contract Derivatives
	At December 31, 2023			At September 30, 2023
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	45	366 million mmBtu	$29	54	318 million mmBtu	$31

Commodity Derivatives under the FHP. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's FHP policy prohibits trading financial instruments under the FHP for speculative purposes. At December 31, 2023, TVA's natural gas swap contracts under the FHP had remaining terms of up to approximately four years.

Commodity Derivatives under Financial Hedging Program(1)
	At December 31, 2023				At September 30, 2023
	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)
Natural gas
Swap contracts	206	351	million mmBtu	$(309)	221	388	million mmBtu	$(186)
Note
(1) Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net value of contractual amounts.

TVA defers all FHP unrealized gains (losses) as regulatory liabilities (assets) and records the realized gains or losses in Fuel expense and Purchased power expense to match the delivery period of the underlying commodity. The fair value of commodity derivatives under the FHP decreased $123 million primarily due to a decrease in forward natural gas prices at December 31, 2023 as compared to September 30, 2023.

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At December 31, 2023	At September 30, 2023
Assets
Commodity contract derivatives	$31	$33
Interest rate swaps	—	4
Total derivatives subject to master netting or similar arrangement	$31	$37

Liabilities
Currency swaps	$121	$141
Interest rate swaps(2)	818	662
Commodity contract derivatives	2	2
Commodity derivatives under the FHP(3)	309	186
Total derivatives subject to master netting or similar arrangement	$1,250	$991
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no other material offsetting amounts on TVA's Consolidated Balance Sheets at either December 31, 2023, or September 30, 2023.
(2) Letters of credit of $443 million and $509 million were posted as collateral at December 31, 2023, and September 30, 2023, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.
(3) At December 31, 2023, the gross derivative asset and gross derivative liability were $8 million and $317 million, respectively, with offsetting amounts for each totaling $8 million.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), the TVA Deferred Compensation Plan ("DCP"), and the Restoration Plan ("RP"). See Note 14 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At December 31, 2023, and September 30, 2023, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $3 million and $11 million at December 31, 2023, and September 30, 2023, respectively.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At December 31, 2023, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.3 billion.  TVA's collateral obligations at December 31, 2023, under these arrangements were $537 million, for which TVA had posted $443 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the interest rate swap contracts as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.5 billion and $1.6 billion of receivables from power sales outstanding at December 31, 2023, and September 30, 2023, respectively, nearly all of the counterparties were rated investment grade. The obligations of these customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to delivered power. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 3 — Accounts Receivable, Net, and Note 7 — Other Long-Term Assets.

TVA had revenue from two LPCs that collectively accounted for 16 percent of total operating revenues for both the three months ended December 31, 2023 and the three months ended December 31, 2022.

Suppliers.  TVA assesses potential supplier performance risks, including procurement of fuel, purchased power, parts, and services. If suppliers are unable to perform under TVA's existing contracts or if TVA is unable to obtain similar services or supplies from other vendors, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. If certain fuel or purchased power suppliers fail to perform under the terms of their contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract. In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power. TVA continues evaluating potential supplier performance risks and supplier impact but cannot determine or predict the duration of such risks/impacts or the extent to which such risks/impacts could affect TVA's business, operations, and financial results or cause potential business disruptions.

TVA continues to experience impacts due to inflation, supply chain material challenges, and labor availability. This has led to project delays and limited availability and/or price increases for supplies and labor. TVA has been able to manage these challenges with limited business disruptions at this time; however, should pressures continue long term, TVA could experience more significant disruptions and pressure to further increase power rates.

Natural Gas and Fuel Oil. TVA purchases a significant amount of its natural gas requirements through contracts with a variety of suppliers and purchases substantially all of its fuel oil requirements on the spot market. TVA delivers to its gas fleet under firm and non-firm transportation contracts on multiple interstate natural gas pipelines. TVA contracts for storage capacity that allows for operational flexibility and increased supply during peak gas demand scenarios or supply disruptions. TVA plans to continue using contracts of various lengths and terms to meet the projected natural gas needs of its natural gas fleet. TVA also maintains on-site, fuel oil backup to operate at the majority of the combustion turbine sites in the event of major supply disruptions. In the event a supplier experiences an incident that limits its ability to fulfill its firm contractual obligations to supply TVA natural gas, TVA will leverage its storage and balancing services and/or replace the volume with a third party to ensure reliability of generation.

Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at December 31, 2023. The contracted supply of coal is sourced from several geographic regions of the U.S. and is delivered via barge and rail. As a result of emerging technologies, environmental regulations, industry trends, and natural gas market volatility over the past few years, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies, restructuring, mine closures, or other scenarios. A long-term continued decline in demand for coal could result in more consolidations, additional bankruptcies, restructuring, mine closures, or other scenarios.

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

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At December 31, 2023, all of TVA's commodity derivatives under the FHP, currency swaps, and interest rate swaps were with counterparties whose Moody's credit ratings were A2 or higher. TVA classifies forward natural gas contracts as derivatives. At December 31, 2023, the forward natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

At December 31, 2023, Investment funds were comprised of $4.5 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, DCP, and RP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $3.0 billion and $1.3 billion, respectively, at December 31, 2023.

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

Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $296 million, private real assets of $110 million, and private credit of $88 million at December 31, 2023. The ART had unfunded commitments related to limited partnerships in private equity of $122 million, private real assets of $54 million, and private credit of $47 million at December 31, 2023. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Realized and unrealized gains and losses on equity and trading debt securities are recognized in current earnings and are based on average cost. The gains and losses of the NDT and ART are subsequently reclassified to a regulatory asset or liability account in accordance with TVA's regulatory accounting policy. See Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Annual Report and Note 8 — Regulatory Assets and Liabilities. TVA recorded unrealized gains and losses related to its equity and trading debt securities held during each period as follows:

Unrealized Investment Gains (Losses)(1) (in millions)
		Three Months Ended December 31
Fund	Financial Statement Presentation	2023	2022
NDT	Regulatory assets(2)	$197	$136
ART	Regulatory assets(3)	89	69
SERP	Other income, net	7	3
DCP	Other income, net	1	—
Notes
(1) Employee contributions to the RP began in the second quarter of 2023. As of December 31, 2023, the unrealized gains for the RP were less than $1 million, and therefore were not represented in the table above.
(2) Includes $61 million and $20 million of unrealized gains related to NDT equity securities (excluding commingled funds) for the three months ended December 31, 2023 and 2022, respectively.
(3) Includes $18 million and $10 million of unrealized gains related to ART equity securities (excluding commingled funds) for the three months ended December 31, 2023 and 2022, respectively.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2022) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at December 31, 2023.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2023, and September 30, 2023. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At December 31, 2023 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$684	$—	$—	$684
Government debt securities(1)	453	69	—	522
Corporate debt securities(2)	—	321	—	321
Mortgage and asset-backed securities	—	37	—	37
Institutional mutual funds	309	—	—	309
Forward debt securities contracts	—	3	—	3
Cash equivalents and other short-term investments	—	163	—	163
Private equity funds measured at net asset value(3)	—	—	—	657
Private real asset funds measured at net asset value(3)	—	—	—	408
Private credit funds measured at net asset value(3)	—	—	—	184
Commingled funds measured at net asset value(3)	—	—	—	1,184
Total investments	1,446	593	—	4,472
Commodity contract derivatives	—	31	—	31
Total	$1,446	$624	$—	$4,503

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(4)	$—	$121	$—	$121
Interest rate swaps	—	818	—	818
Commodity contract derivatives	—	2	—	2
Commodity derivatives under the FHP	—	309	—	309
Total	$—	$1,250	$—	$1,250
Notes
(1) Includes securities of government-sponsored entities, including $453 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
(2) Includes both U.S. and foreign debt.
(3) Certain investments that are measured at fair value using the NAV or its equivalent (alternative investments) have not been categorized in the fair value hierarchy. The inputs to these fair value measurements include underlying NAVs, discounted cash flow valuations, comparable market valuations, and adjustments for currency, credit, liquidity, and other risks. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheets.
(4) TVA records currency swaps net of cash collateral received from or paid to the counterparty if applicable, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 13 — Risk Management Activities and Derivative Transactions — Offsetting of Derivative Assets and Liabilities.

Fair Value Measurements At September 30, 2023 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$608	$—	$—	$608
Government debt securities(1)(2)	391	60	—	451
Corporate debt securities(3)	—	300	—	300
Mortgage and asset-backed securities	—	36	—	36
Institutional mutual funds	288	—	—	288
Forward debt securities contracts	—	11	—	11
Cash equivalents and other short-term investments(2)	—	145	—	145
Private equity funds measured at net asset value(4)	—	—	—	583
Private real asset funds measured at net asset value(4)	—	—	—	387
Private credit funds measured at net asset value(4)	—	—	—	158
Commingled funds measured at net asset value(2)(4)	—	—	—	1,156
Total investments	1,287	552	—	4,123
Interest rate swaps	—	4	—	4
Commodity contract derivatives	—	33	—	33
Total	$1,287	$589	$—	$4,160

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(5)	$—	$141	$—	$141
Interest rate swaps	—	662	—	662
Commodity contract derivatives	—	2	—	2
Commodity derivatives under the FHP	—	186	—	186
Total	$—	$991	$—	$991
Notes
(1) Includes securities of government-sponsored entities, including $391 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
(2) At September 30, 2023, $104 million previously classified as Level 1 Cash equivalents and other short-term investments have been reclassified to Level 1 Government debt securities to conform with current year presentation. At September 30, 2023, $21 million previously classified as Level 2 Cash equivalents and other short-term investments have been reclassified to Commingled funds measured at net asset value to conform with current year presentation.
(3) Includes both U.S. and foreign debt.
(4) Certain investments that are measured at fair value using the NAV or its equivalent (alternative investments) have not been categorized in the fair value hierarchy. The inputs to these fair value measurements include underlying NAVs, discounted cash flow valuations, comparable market valuations, and adjustments for currency, credit, liquidity, and other risks. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheets.
(5)  TVA records currency swaps net of cash collateral received from or paid to the counterparty if applicable, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 13 — Risk Management Activities and Derivative Transactions — Offsetting of Derivative Assets and Liabilities.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at December 31, 2023, and September 30, 2023, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at December 31, 2023, and September 30, 2023, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At December 31, 2023		At September 30, 2023
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$59	$55	$59	$55

Loans and other long-term receivables, net (including current portion)	Level 2	105	97	104	96

EnergyRight® financing obligations (including current portion)	Level 2	69	81	69	81

Unfunded loan commitments	Level 2	—	—	—	1

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	18	20	18	19

Long-term outstanding power bonds, net (including current maturities)	Level 2	18,889	19,079	18,866	17,963

Long-term debt of VIEs, net (including current maturities)	Level 2	968	987	968	927

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

LPC sales
Approximately 91 percent of TVA's Revenue from sales of electricity for both the three months ended December 31, 2023 and 2022, was from LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Other Revenue

Other revenue consists primarily of wheeling and network transmission charges, sales of excess steam that is a by-product of power production, delivery point charges for interconnection points between TVA and the customer, Renewable Energy Certificate sales, and certain other ancillary goods or services.

Disaggregated Revenues

During the three months ended December 31, 2023, revenues generated from TVA's electricity sales were $2.7 billion, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three months ended December 31, 2023 and 2022, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended December 31
	2023	2022
Alabama	$408	$428
Georgia	69	76
Kentucky	177	198
Mississippi	255	278
North Carolina	23	25
Tennessee	1,789	1,941
Virginia	11	13
Subtotal	2,732	2,959
Off-system sales	2	4
Revenue capitalized during pre-commercial plant operations(1)	(3)	—
Revenue from sales of electricity	2,731	2,963
Other revenue	34	52
Total operating revenues	$2,765	$3,015
Note
(1) Represents revenue capitalized during pre-commercial operations at Paradise Combustion Turbine Units 5-7.

TVA's operating revenues by customer type for the three months ended December 31, 2023 and 2022, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended December 31
	2023	2022
Revenue from sales of electricity
Local power companies	$2,487	$2,706
Industries directly served	217	225
Federal agencies and other	30	32
Revenue capitalized during pre-commercial plant operations(1)	(3)	—
Revenue from sales of electricity	2,731	2,963
Other revenue	34	52
Total operating revenues	$2,765	$3,015
Note
(1) Represents revenue capitalized during pre-commercial operations at Paradise Combustion Turbine Units 5-7.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $47 million and $48 million for the three months ended December 31, 2023 and 2022, respectively. In 2020, TVA provided participating LPCs a flexibility option, named Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in 2023 which permit projects to be located anywhere in TVA's service area, either connected to the LPC distribution system or TVA's transmission system, and make it easier for LPCs to partner in projects. As of December 31, 2023, 147 LPCs had signed the Partnership Agreement with TVA, and 92 LPCs had signed a Power Supply Flexibility Agreement.

The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three months ended December 31, 2023, and the percentage those revenues comprised of TVA's total operating revenues for the same period, are summarized in the table below:

TVA Local Power Company Contracts At or for the Three Months Ended December 31, 2023
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	147	$2,156	78.0%
5-year termination notice	6	331	12.0%
Total	153	$2,487	90.0%
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

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the three months ended December 31, 2023 and the three months ended December 31, 2022.

Contract Balances

Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at December 31, 2023.

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

Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $73 million and $82 million for the three months ended December 31, 2023 and 2022, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2023, and September 30, 2023, the outstanding unpaid incentives were $181 million and $188 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

16.  Other Income, Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income, Net (in millions)
	Three Months Ended December 31
	2023	2022
Interest income	$10	$7
External services	4	3
Gains on investments	9	6
Total other income, net	$23	$16

17. Supplemental Cash Flow Information

Construction in progress and nuclear fuel expenditures included in Accounts payable and accrued liabilities at December 31, 2023 and 2022, were $552 million and $363 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the three months ended December 31, 2023 and 2022, as non-cash investing activities. ARO project accruals included in Accounts payable and accrued liabilities at December 31, 2023 and 2022 were $46 million and $62 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the three months ended December 31, 2023 and 2022, as non-cash operating activities.

Cash flows from swap contracts that are accounted for as hedges are classified in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

18.  Benefit Plans

TVA sponsors a pension plan that covers most of its full-time employees hired before July 1, 2014, a qualified defined contribution plan ("401(k) plan") that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of eligible retirees' medical coverage, other post-employment benefits, such as workers' compensation, the SERP, and the RP. The pension plan and the 401(k) plan are administered by a separate legal entity, the TVA Retirement System ("TVARS"), which is governed by its own board of directors.

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three months ended December 31, 2023 and 2022, were as follows:

Components of TVA's Benefit Plans(1) (in millions)
	For the Three Months Ended December 31
	Pension Benefits		Other Post-Retirement Benefits
	2023	2022	2023	2022
Service cost	$7	$9	$3	$3
Interest cost	144	142	5	5
Expected return on plan assets	(124)	(123)	—	—
Amortization of prior service credit	(22)	(22)	(4)	(4)
Recognized net actuarial loss (gain)	25	34	(1)	—
Total net periodic benefit cost as actuarially determined	30	40	3	4
Amount expensed due to actions of regulator	—	19	—	—
Total net periodic benefit cost	$30	$59	$3	$4
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

TVA's minimum required pension plan contribution for 2024 is $300 million. TVA contributes $25 million per month to TVARS and as of December 31, 2023, had contributed $75 million. The remaining $225 million will be contributed by September 30, 2024. For the three months ended December 31, 2023, TVA also contributed $35 million to the 401(k) plan and $8 million (net of $1 million in rebates) to the other post-retirement plans. TVA expects to contribute $6 million to the SERP in 2024.

19. Collaborative Arrangement

In 2023, TVA, Ontario Power Generation, BWRX TCA sp. z.o.o., and GE Hitachi Nuclear Energy ("GEH") entered into a multi-party collaborative arrangement to advance the global deployment of the GEH BWRX-300 small modular reactor. GEH is responsible for standard design development. Under the agreement, TVA will contribute up to $88 million for design costs incurred by GEH through 2026. At the time feasibility is determined, TVA will have the right to use the design and may receive additional economic benefits.

Payments pursuant to the agreement are recorded as research and development expense, which is reflected as Operating and maintenance expense on TVA's Consolidated Statement of Operations in the period incurred. TVA recorded $9 million and $16 million of expenses related to this agreement for the three months ended December 31, 2023 and 2022, respectively. TVA also had a $6 million letter of credit posted under this arrangement at December 31, 2023.

20.  Contingencies and Legal Proceedings

Contingencies

Nuclear Insurance.  Section 170 of the Atomic Energy Act, commonly known as the Price-Anderson Act, provides a layered framework of financial protection to compensate for liability claims of members of the public for personal injury and property damages arising from a nuclear incident in the U.S. This financial protection consists of two layers of coverage. The primary level is private insurance underwritten by American Nuclear Insurers and provides public liability insurance coverage of $450 million for each nuclear power plant licensed to operate. If this amount is not sufficient to cover claims arising from a nuclear incident, the second level, Secondary Financial Protection, applies. Within the Secondary Financial Protection level, the licensee of each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of approximately $166 million per reactor per incident. With TVA's seven reactors, the maximum total contingent obligation per incident is $1.2 billion. This retrospective premium is payable at a maximum rate currently set at approximately $25 million per year per nuclear incident per reactor. Currently, 95 reactors are participating in the Secondary Financial Protection program.

In the event that a nuclear incident results in public liability claims, the primary level provided by American Nuclear Insurers combined with the Secondary Financial Protection should provide up to $16.2 billion in coverage.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At December 31, 2023, $3.8 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2022. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

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

Non-Nuclear Decommissioning.  At December 31, 2023, $3.7 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

TVA estimates that compliance with existing Clean Air Act requirements (excluding GHG requirements and new or proposed regulations) could lead to costs of $228 million from 2024 to 2028, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of $1.6 billion from 2024 to 2028 relating to TVA's coal combustion residuals ("CCR") Program, as well as expenditures of $197 million from 2024 to 2028 relating to compliance with Clean Water Act requirements. Future costs could differ from these estimates if, among other things, new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates, and these estimates do not include expenditures expected to be incurred after 2028.

Compliance with the Environmental Protection Agency's CCR rule required implementation of a groundwater monitoring program, additional engineering, and ongoing analysis. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation and/or remediation. These costs cannot reasonably be predicted until a final remedy is selected where required.

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At both December 31, 2023 and September 30, 2023, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $16 million on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

In August 2015, Tennessee Department of Environment and Conservation ("TDEC") issued an order that includes an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. As part of this process, TVA has submitted Environmental Assessment Reports ("EARs") to TDEC, and after the EARs are approved, TVA will submit Corrective Action/Risk Assessment Plans that will identify the unacceptable risks and TVA's proposed remediation. At December 31, 2023, TVA's estimated liability for costs associated with these environmental remediation activities for sites for which sufficient information is available to develop a cost estimate was approximately $26 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

Potential Liability Associated with Workers' Exposure to CCR Materials. In response to the 2008 ash spill at Kingston Fossil Plant, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee aspects of the cleanup. After the cleanup was completed, Jacobs was sued in the U.S. District Court for the Eastern District of Tennessee ("Eastern District") by employees of a contractor involved in the cleanup and family members of some of the employees. The plaintiffs alleged that Jacobs failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs also alleged that exposure to the fly ash caused significant illnesses, including in some cases death. Other contractor employees and family members also filed similar lawsuits against Jacobs in the Eastern District. In the third quarter of 2023, Jacobs announced that it reached a global settlement that resolved all of these lawsuits. While TVA was not a party to any of these lawsuits, TVA may potentially have an indemnity obligation to reimburse Jacobs in some circumstances. TVA does not expect any potential liability to have a material adverse impact on its results of operations or financial condition.

Legal Proceedings

There have been no material changes to the legal proceedings described in Note 22 — Commitments and Contingencies — Legal Proceedings of the Annual Report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") explains the results of operations and general financial condition of the Tennessee Valley Authority ("TVA"). The MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements and TVA's Annual Report on Form 10-K for the year ended September 30, 2023 (the "Annual Report").

Executive Overview

TVA's operating revenues were $2.8 billion and $3.0 billion for the three months ended December 31, 2023 and 2022, respectively. Operating revenues decreased for the three months ended December 31, 2023, as compared to the same period of the prior year, primarily as a result of lower fuel rates and lower sales volume, partially offset by higher effective base rates. The lower fuel rates were primarily due to lower natural gas and purchased power prices. The decreased sales volume was driven by overall milder weather during the first quarter of 2024 as compared to the first quarter of 2023. Effective base rates were higher primarily due to the TVA Board action to increase rates 4.5 percent beginning in 2024 and the pandemic credits ending September 30, 2023.

Total operating expenses decreased $241 million for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022 primarily due to a decrease in fuel and purchased power expense. Fuel and purchased power expense decreased $251 million for the three months ended December 31, 2023, as compared to the same period of the prior year, primarily due to lower natural gas and purchased power prices.

Pre-commercial plant operations began on Paradise Combustion Turbine Units 5-7 in the first quarter of 2024, and the units became operational on December 29, 2023. In addition, the first license renewal application was submitted to the Nuclear Regulatory Commission in January 2024 for the three units at Browns Ferry Nuclear Plant following the completion of a Supplemental Environmental Impact Statement.

On January 17, 2024, TVA reached a preliminary all-time record high peak power demand of approximately 34,524 megawatts ("MW"). This estimated peak was over 1,000 MW greater than TVA's previous all-time peak and nearly 1,100 MW greater than TVA's peak power demand during Winter Storm Elliott in December 2022. In addition, TVA reached a preliminary second highest all-time record high peak power demand of approximately 34,284 MW on January 21, 2024.

Results of Operations

Sales of Electricity

Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 37,335 million and 38,006 million kilowatt hours ("kWh") for the three months ended December 31, 2023 and 2022, respectively. The total sales of electricity for the three months ended December 31, 2023 include 137 million kWh of pre-commercial generation at Paradise Combustion Turbine Units 5-7. TVA sells power at wholesale rates to LPCs that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

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

	Degree Days
	Variation from Normal						Change from Prior Period
	2023	Normal	Percent Variation	2022	Normal	Percent Variation	Percent Change
Heating Degree Days
Three Months Ended December 31	1,094	1,243	(12.0)%	1,262	1,243	1.5%	(13.3)%

Cooling Degree Days
Three Months Ended December 31	69	61	13.1%	9	61	(85.2)%	666.7%

Sales of electricity decreased approximately two percent for the three months ended December 31, 2023, as compared to the same period of the prior year. The decreased sales volume was driven by milder weather during the current quarter, which resulted from a 13 percent decline in heating degree days over the same period of the prior year. For industries directly served, sales of electricity increased primarily from business-specific factors.

Financial Results

The following table compares operating results for the three months ended December 31, 2023 and 2022:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended December 31
	2023	2022	Change	Percent Change
Operating revenues	$2,765	$3,015	$(250)	(8.3)%
Operating expenses	2,376	2,617	(241)	(9.2)%
Operating income	389	398	(9)	(2.3)%
Other income, net	23	16	7	43.8%
Other net periodic benefit cost	23	51	(28)	(54.9)%
Interest expense	262	262	—	—%
Net income	$127	$101	$26	25.7%

Operating Revenues.  Operating revenues for the three months ended December 31, 2023 and 2022, were $2.8 billion and $3.0 billion, respectively. The following table compares TVA's operating revenues for the periods indicated:

Operating Revenues by Customer Type (in millions)
	Three Months Ended December 31
	2023	2022	Change	Percent Change
Operating revenues
Local power company customers	$2,487	$2,706	$(219)	(8.1)%
Industries directly served	217	225	(8)	(3.6)%
Federal agencies and other	30	32	(2)	(6.3)%
Revenue capitalized during pre-commercial plant operations(1)	(3)	—	(3)	100.0%
Other revenue	34	52	(18)	(34.6)%
Total operating revenues	$2,765	$3,015	$(250)	(8.3)%
Note
(1) Represents revenue capitalized during pre-commercial operations at Paradise Combustion Turbine Units 5-7.

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the three months ended December 31, 2023 and the three months ended December 31, 2022.

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

TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of December 31, 2023, 147 LPCs had signed the 20-year Partnership Agreement with TVA.

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

TVA is required to charge rates for power that will produce gross revenues sufficient to cover various costs as discussed in Part I, Item I, Business — Rates of the Annual Report. In August 2023, the TVA Board approved a 4.5 percent wholesale rate increase (excluding fuel) effective October 1, 2023 primarily due to additional capacity needs and rising costs. This rate adjustment is estimated to produce an additional $405 million of revenue during 2024.

The changes in revenue components are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended December 31
	2023	2022	Change
Base revenue
Energy revenue	$1,112	$1,096	$16
Demand revenue	868	885	(17)
Grid access charge	156	147	9
Pre-commercial operations(1)	(3)	—	(3)
Long-term partnership credits for LPCs	(47)	(48)	1
Pandemic relief credits(2)	—	(53)	53
Other charges and credits(3)	(140)	(149)	9
Total base revenue	1,946	1,878	68
Fuel cost recovery	783	1,081	(298)
Off-system sales	2	4	(2)
Revenue from sales of electricity	2,731	2,963	(232)
Other revenue	34	52	(18)
Total operating revenues	$2,765	$3,015	$(250)
Notes
(1) Represents revenue capitalized during pre-commercial operations at Paradise Combustion Turbine Units 5-7.
(2) The pandemic credits ended September 30, 2023.
(3) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 15 — Revenue.

Operating revenues decreased $250 million for the three months ended December 31, 2023, as compared to the same period of the prior year, primarily due to a $298 million decrease in fuel cost recovery revenue. The $298 million decrease in fuel cost recovery revenue was driven by a $277 million decrease attributable to lower fuel rates and a $21 million decrease attributable to lower sales volume in the first quarter of 2024. The lower fuel rates were primarily due to lower natural gas and purchased power prices. The lower sales volume was driven by milder weather in the Tennessee Valley region for the current quarter as compared to the same period of the prior year. The $68 million increase in base revenue was driven by a $175 million increase attributable to higher effective base rates partially offset by a $107 million decrease attributable to lower sales volume. The increase in effective base rates was primarily due to the TVA Board action to increase rates 4.5 percent beginning in 2024 and the pandemic credits ending September 30, 2023.

See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three months ended December 31, 2023 and December 31, 2022, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended December 31
	2023	2022	Change	Percent Change
Operating expenses
Fuel	$496	$615	$(119)	(19.3)%
Purchased power	359	491	(132)	(26.9)%
Operating and maintenance	867	827	40	4.8%
Depreciation and amortization	521	533	(12)	(2.3)%
Tax equivalents	133	151	(18)	(11.9)%
Total operating expenses	$2,376	$2,617	$(241)	(9.2)%
Fuel expense decreased $119 million for the three months ended December 31, 2023, as compared to the same period of the prior year. This decrease was primarily due to a decrease in effective fuel rates due to lower natural gas prices, resulting in a $179 million decrease in fuel expenses. Partially offsetting these decreases was an increase of $62 million related primarily to the deferral of unplanned fuel costs in December 2022.

Purchased power expense decreased $132 million for the three months ended December 31, 2023, as compared to the same period of the prior year. This decrease was primarily due to lower purchased power market prices, resulting in a decrease of $166 million, as well as lower demand for energy due to overall milder weather and higher availability of nuclear generation resulting in an additional decrease of $29 million. Partially offsetting these decreases was an increase of $63 million related primarily to the deferral of unplanned purchased power costs in December 2022.

Operating and maintenance expense increased $40 million for the three months ended December 31, 2023, as compared to the same period of the prior year. This increase was primarily due to $33 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs and $20 million of increased contract labor costs primarily related to power operations performance improvement activities and natural gas project work. Partially offsetting these increases was a $33 million decrease in outage expense primarily due to fewer nuclear refueling outages.

Depreciation and amortization expense decreased $12 million for the three months ended December 31, 2023, as compared to the same period of the prior year.  The decrease was primarily driven by a decrease in depreciation expense of $43 million related to the decision to retire Bull Run, as Bull Run became fully depreciated in the fourth quarter of 2023. Partially offsetting this decrease was a $16 million increase in additional depreciation related to TVA's decision to retire Cumberland Fossil Plant ("Cumberland"). Additionally, there was an increase due to depreciation of additions to net completed plant.
Tax equivalents expense decreased $18 million for the three months ended December 31, 2023, as compared to the same period of the prior year. The change is primarily driven by a decrease in the tax equivalents collected in the fuel cost recovery.
Generating Sources. The following table shows TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source For the three months ended December 31 (millions of kWh)
	2023		2022
Nuclear	17,851	47%	16,428	42%
Natural gas and/or oil-fired	7,513	20%	7,806	20%
Coal-fired	4,320	11%	4,513	12%
Hydroelectric	2,496	7%	3,542	9%
Total TVA-operated generation facilities(1)(2)	32,180	85%	32,289	83%
Purchased power (natural gas and/or oil-fired)(3)	3,424	9%	3,751	10%
Purchased power (other renewables)(4)	1,686	4%	1,485	4%
Purchased power (coal-fired)	595	2%	742	2%
Purchased power (hydroelectric)	146	—%	393	1%
Total purchased power(2)	5,851	15%	6,371	17%
Total power supply	38,031	100%	38,660	100%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the three months ended December 31, 2023, and the three months ended December 31, 2022. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(3) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 910 million kWh and 1,041 million kWh for the three months ended December 31, 2023 and 2022, respectively.
(4) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA sells the Renewable Energy Certificates resulting from some of this purchased power to certain customers.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. In 2024, TVA plans to invest $104 million on its energy efficiency programs and anticipates approximately 310 gigawatt hours of net incremental energy efficiency savings.

Interest Expense.  Interest expense and interest rates for the three months ended December 31, 2023 and the three months ended December 31, 2022, were as follows:

Interest Expense and Rates (in millions)
	Three Months Ended December 31
	2023	2022	Percent Change
Interest expense(1)	$262	$262	—%

Average blended debt balance(2)	$20,610	$20,236	1.8%

Average blended interest rate(3)	4.89%	4.99%	(2.0)%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIEs"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

Total interest expense was flat for the three months ended December 31, 2023, as compared to the same period of the prior year. This resulted from higher average balances of long-term debt and higher average rates on short-term debt, that were offset primarily by lower average rates on long-term debt and lower average balances of short-term debt.

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

The Tennessee Valley Authority Act of 1933, as amended ("TVA Act"), authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time. Bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at December 31, 2023, were $20.1 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings, could provide supplementary funding if needed. Currently, TVA expects to utilize a combination of Bonds and additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments through the decade. TVA may also utilize available federal funding through the Inflation Reduction Act of 2022 ("Inflation Reduction Act") and the Bipartisan Infrastructure Law ("BIL"), third party funding resources, or other funding sources. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

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

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At December 31, 2023, the average maturity of long-term power bonds was 14.18 years, and the weighted average interest rate was 4.61 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and tax equivalents, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at December 31, 2023. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowings (in millions)
	At December 31, 2023	Three Months Ended December 31, 2023	At December 31, 2022	Three Months Ended December 31, 2022
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$1,043	$525	$1,620	$1,080
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,043	N/A	$1,620
Weighted Average Interest Rate
Discount notes	5.28%	5.41%	3.98%	3.58%
TVA's rated senior unsecured Bonds are currently rated Aaa, AA+, and AA+, by Moody's Investors Services, Inc. ("Moody's"), Fitch Ratings ("Fitch"), and Standard & Poor's Financial Services, LLC ("S&P"), respectively. TVA's short-term discount notes are not rated. TVA and the owners of TVA securities could be impacted by any downgrades of TVA's credit ratings. TVA Bonds are not obligations of the U.S.; however, because TVA is a wholly-owned corporate agency and instrumentality of the U.S. government, TVA's ratings may be impacted if the sovereign credit ratings of the U.S. are downgraded. In August 2023, Fitch downgraded the U.S. government's credit rating to AA+, reflecting its perception of a deterioration in the U.S. public finances and challenges associated with raising the U.S. debt limit. Fitch subsequently downgraded TVA's rating from AAA to AA+. TVA was not required to post additional collateral due to the downgrade. The outlook on the ratings of TVA is currently stable with S&P and Fitch. However, on November 10, 2023, Moody's revised the outlook on the U.S. government's credit ratings from stable to negative, and subsequently determined on November 13, 2023, to revise the outlook on TVA's ratings from stable to negative due to the change in the government rating outlook. TVA would not be required to post additional collateral if downgraded to Aa1 by Moody's. See Part I, Item 1A, Risk Factors — Financial, Economic, and Market Risks — TVA, together with owners of TVA securities, may be impacted by downgrades of TVA's credit ratings in the Annual Report.
According to statements made by the credit rating agencies, the U.S. rating may face additional downward pressure if policymakers are unable to respond to the country's growing fiscal challenges, if it appears deterioration in debt affordability or fiscal strength is likely to undermine U.S. economic strength or the role of the U.S. dollar or U.S. Treasury bond market, or if a weakening of governance were to occur. Additionally, TVA may be impacted by how the U.S. government addresses situations of approaching its debt limit. See Note 13 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral.

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 9 — Variable Interest Entities.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $518 million and $520 million at December 31, 2023 and 2022, respectively. A summary of cash flow components for the three months ended December 31, 2023 and 2022, follows:

    Cash provided by (used in):

Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

Net cash flows provided by operating activities decreased $46 million for the three months ended December 31, 2023, as compared to the same period of the prior year. Revenue collections decreased primarily due to lower fuel and purchased power prices which were partially offset by the base rate increase that began in 2024 and pandemic credits which ended in September 2023. There was also an increase in payroll and benefit related payments compared to the same period of the prior year. These decreases were partially offset by lower fuel and purchased power payments, a decrease in cash collateral payments made in the first quarter of 2023, and lower cash used for asset retirement obligation settlements.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities increased $126 million for the three months ended December 31, 2023, as compared to the same period of the prior year, primarily driven by increased expenditures for capacity expansion projects partially offset by decreased expenditures for transmission projects and nuclear fuel during the period and the acquisition of leasehold interests in combustion turbine assets in the first quarter of 2023. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

Net cash provided by financing activities increased $169 million for the three months ended December 31, 2023, as compared to the same period of the prior year, primarily due to higher net short-term debt issuances. Lower net cash flows provided by operating activities and higher net cash used in investing activities in the first quarter of 2024 resulted in the need for net short-term debt issuances to maintain targeted cash balance levels during the period. TVA may continue to have a need to increase debt in the coming years as it continues to invest in power system assets, which may result in positive net cash flows provided by financing activities in future periods.

    Contractual Obligations
TVA has certain obligations and commitments to make future payments under contracts. During the three months ended December 31, 2023, TVA entered into a purchase obligation for combustion turbine generators totaling $660 million of commitments from 2024 - 2027, of which $89 million is estimated to be paid during the remainder of 2024. TVA's contractual obligations are discussed in the Annual Report in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, Note 8 — Leases, Note 11 — Variable Interest Entities, Note 14 — Debt and Other Obligations, Note 20 — Benefit Plans, and Note 22 — Commitments and Contingencies.

Key Initiatives and Challenges

There have been no material changes to the key initiatives and challenges described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges of the Annual Report, except as described below.

Optimum Energy Portfolio

Coal-Fired Fleet. In 2023, TVA made available to the public a draft environmental impact statement ("EIS") to assess the impacts associated with the potential retirement of Kingston Fossil Plant and the construction and operation of facilities to replace that generation. As of December 31, 2023, TVA had spent $122 million on long lead time equipment in connection with this potential project. However, this equipment could be used at other TVA sites if the final project is not approved. TVA expects to publish a final EIS in the second quarter of 2024. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal-Fired Fleet in the Annual Report.

Natural Gas-Fired Units. As TVA continues to evaluate the impact of retiring its coal-fired fleet by 2035 and works to accelerate the growth of renewables, it also continues to evaluate adding flexible lower carbon-emitting gas plants as a strategy to maintain reliability. Pre-commercial plant operations began on Paradise Combustion Turbine Units 5-7 in the first quarter of 2024, and the units became operational on December 29, 2023, with a total summer net capability of 681 MW. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Natural Gas-Fired Units in the Annual Report. In addition, Allen Combustion Turbine Units 1-16, which accounted for 195 MW of summer net capability at September 30, 2023, were retired in December 2023. TVA is continuing to explore a 200 MW aeroderivative combustion turbine project at the Allen site.

TVA is replacing generation for one unit at Cumberland Fossil Plant with a 1,450 MW combined cycle plant that is expected to be operational by CY 2026. As of December 31, 2023, TVA had spent $471 million on this project. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Natural Gas-Fired Units in the Annual Report.

Renewable Power Purchase Agreements. TVA issued a carbon-free request for proposal ("RFP") in July 2022, and in December 2023, TVA signed four power purchase agreements totaling over 600 MW of solar generation and 20 MW of battery storage capacity from the carbon-free RFP that are expected to come online by the end of CY 2028. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Renewable Power Purchase Agreements in the Annual Report.

Nuclear Fleet License Extensions. Subject to the completion of all appropriate environmental reviews, TVA is seeking to renew all nuclear generation units' licenses for an additional 20 years. The first license renewal application was submitted to the Nuclear Regulatory Commission in January 2024 for the three units at Browns Ferry Nuclear Plant following the completion of a Supplemental Environmental Impact Statement prepared by TVA to assess the environmental impacts associated with renewing the Browns Ferry Nuclear Plant licenses. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Nuclear Fleet License Extensions in the Annual Report.

Automated Energy Exchange Platform. The United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") remanded the Federal Energy Regulatory Commission's ("FERC") approval of the Southeast Energy Exchange Market, sending the matter back to FERC for additional proceedings. FERC has yet to take any action on this matter, and on December 17, 2023, the petitioners filed another appeal on the theory that FERC's failure to act promptly after the D.C. Circuit's remand created a new appealable event. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Automated Energy Exchange Platform in the Annual Report.

Coal Combustion Residuals

Groundwater monitoring. TVA was involved in two lawsuits concerning the coal combustion residuals ("CCR") facilities at Gallatin Fossil Plant ("Gallatin"). One case was resolved by the entry of a consent order, under which TVA agreed to close the existing ash facility by removal, either to an on-site landfill or to an offsite facility. The removal plan and the Environmental Assessment Report ("EAR") were approved by Tennessee Department of Environment and Conservation ("TDEC") in 2023. TVA submitted the Gallatin Corrective Action/Risk Assessment ("CARA") Plan to TDEC in January 2024.

Corporate Governance

In December 2023, the TVA Board approved a revised committee structure under which the responsibilities of the Audit, Finance, Risk, and Cybersecurity Committee were separated into two new committees: the Audit, Risk, and Cybersecurity Committee and the Finance, Rates, and Portfolio Committee. Current members of the Audit, Risk, and Cybersecurity Committee are L. Michelle Moore (Chair), Beth P. Geer, and William J. Renick. Current members of the Finance, Rates, and Portfolio Committee are A. Wade White (Chair), Beth H. Harwell, and Joe H. Ritch. There were also additional membership changes to committees as follows: current members of the External Stakeholders and Regulation Committee are Beth Harwell (Chair), Beth P. Geer, and William J. Renick; current members of the Operations and Nuclear Oversight Committee are Robert P. Klein (Chair), L. Michelle Moore, and A. Wade White; and current members of the People and Governance Committee are Brian Noland (Chair), Beth Harwell, Robert P. Klein, and Joe H. Ritch.

The term of William B. Kilbride as member of the TVA Board ended January 3, 2024, with the adjournment of the most recent session of Congress. Although his term of office expired May 18, 2023, the TVA Act permitted him to continue to serve as Director until the end of this session of Congress.

Environmental Matters

There have been no material changes to the environmental matters described in Part I, Item 1, Business — Environmental Matters of the Annual Report, except as described below.

Water Quality Control Developments

Steam-Electric Effluent Guidelines. On January 8, 2021, TVA submitted requests to state regulatory authorities to modify National Pollutant Discharge Elimination System permits for Kingston Fossil Plant, Cumberland, Bull Run Fossil Plant, Shawnee Fossil Plant, and Gallatin to incorporate into the permits limitations in the Environmental Protection Agency's 2020 Effluent Limitation Guidelines rule. TDEC issued a final permit for Cumberland in the first quarter of 2024. See Part I, Item 1, Business — Environmental Matters — Water Quality Control Developments — Steam-Electric Effluent Guidelines in the Annual Report.

Cleanup of Solid and Hazardous Wastes

Coal Combustion Residuals. In August 2015, TDEC issued an order that includes an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. As part of this process, TVA has submitted EARs to TDEC, and after the EARs are approved, TVA will submit CARA Plans that will identify the unacceptable risks and TVA's proposed remediation. TDEC approved the EARs for John Sevier Fossil Plant and Cumberland in the first quarter of 2024. TVA submitted the John Sevier CARA Plan to TDEC in the first quarter of 2024 and expects to submit the Cumberland CARA Plan during the second quarter of 2024. See Part I, Item 1, Business — Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals in the Annual Report.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. As of December 31, 2023, TVA had accrued $28 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 20 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At December 31, 2023, TVA had no off-balance sheet arrangements.

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

Legislative and Regulatory Matters

For additional discussion on legislative and regulatory matters, including a discussion of environmental legislation and regulation, see Environmental Matters above. Also, see Part I, Item 1, Business — Environmental Matters and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges of the Annual Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to TVA’s management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial and Strategy Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended December 31, 2023, no director or officer of TVA notified TVA of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Amended and Restated Executive Severance Plan

On January 26, 2024, the Chief Executive Officer amended and restated TVA's Executive Severance Plan to eliminate the additional benefits available to participants in connection with a change in control. A copy of the Amended and Restated Executive Severance Plan is attached as Exhibit 10.1 to this report and is incorporated herein by reference. The foregoing description is qualified in its entirety by reference to such document.

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

10.1	Amended and Restated Executive Severance Plan Adopted as of January 26, 2024

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 29, 2024		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)