Form 10-Q
period 2024-03-31
Tennessee Valley Authority
filed 2024-04-30
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Yes ☐   No ☒

Number of shares of common stock outstanding at April 29, 2024: N/A

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	4
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (Unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	7
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	11
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	42
Executive Overview...............................................................................................................................................................	42
Results of Operations............................................................................................................................................................	43
Liquidity and Capital Resources............................................................................................................................................	50
Key Initiatives and Challenges..............................................................................................................................................	53
Environmental Matters..........................................................................................................................................................	54
Legal Proceedings................................................................................................................................................................	55
Off-Balance Sheet Arrangements..........................................................................................................................................	56
Critical Accounting Estimates................................................................................................................................................	56
New Accounting Standards and Interpretations....................................................................................................................	56
Legislative and Regulatory Matters.......................................................................................................................................	56

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	56

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	56
Disclosure Controls and Procedures.....................................................................................................................................	56
Changes in Internal Control over Financial Reporting..........................................................................................................	56

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	57

ITEM 1A. RISK FACTORS............................................................................................................................................................	57

ITEM 5. OTHER INFORMATION..................................................................................................................................................	57

ITEM 6. EXHIBITS........................................................................................................................................................................	58

SIGNATURES...............................................................................................................................................................................	59

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the "Quarterly Report"):

Term or Acronym	Definition
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
Bull Run	Bull Run Fossil Plant
CCR	Coal combustion residuals
CTs	Combustion turbine unit(s)
Cumberland	Cumberland Fossil Plant
CY	Calendar year
DCP	Deferred Compensation Plan
EIS	Environmental Impact Statement
FERC	Federal Energy Regulatory Commission
FHP	Financial Hedging Program
GAAP	Accounting principles generally accepted in the United States of America
GAC	Grid access charge
GEH	GE Hitachi Nuclear Energy
Holdco	John Sevier Holdco LLC
Jacobs	Jacobs Engineering Group, Inc.
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hours
LPCs	Local power company customers
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
Moody's	Moody's Investors Service, Inc.
MtM	Mark-to-market
MW	Megawatts
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NES	Nashville Electric Service
NRC	Nuclear Regulatory Commission
PPA(s)	Power Purchase Agreement(s)
RFP(s)	Request(s) for proposals
RP	Restoration Plan
SCCG	Southaven Combined Cycle Generation LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
TVA	Tennessee Valley Authority
TVA Act	Tennessee Valley Authority Act of 1933, as amended
TVA Board	TVA Board of Directors
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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
•The cost of complying with known, anticipated, or new environmental requirements, some of which could render continued operation of many of TVA's aging coal-fired generation units not cost-effective or result in their removal from service, perhaps permanently, and which could substantially increase the cost of closing TVA's coal combustion residual ("CCR") facilities;
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
•Risks associated with the operation of nuclear facilities or other generation and related facilities, including CCR facilities;
•Inability to continue to operate certain assets, especially nuclear facilities, including due to the inability to obtain, or loss of, regulatory approval for the operation of assets;
•Significant additional costs for TVA to manage and operate its CCR facilities;
•Physical attacks, threats, or other interference causing damage to TVA's facilities or interfering with TVA's operations;
•The failure of TVA's generation, transmission, navigation, flood control, and related assets and infrastructure, including CCR facilities and spent nuclear fuel storage facilities, to operate as anticipated, which may negatively affect TVA's ability to meet electricity demand and result in lost revenues, damages, or other costs that are not reflected in TVA's financial statements or projections, including due to aging or technological issues;
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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
Operating revenues
Revenue from sales of electricity	$3,093	$2,924	$5,824	$5,887
Other revenue	61	35	95	87
Total operating revenues	3,154	2,959	5,919	5,974
Operating expenses
Fuel	641	700	1,137	1,315
Purchased power	372	393	731	884
Operating and maintenance	889	823	1,756	1,650
Depreciation and amortization	530	550	1,051	1,083
Tax equivalents	141	147	274	298
Total operating expenses	2,573	2,613	4,949	5,230
Operating income	581	346	970	744
Other income, net	18	21	41	37
Other net periodic benefit cost	26	51	49	102
Interest expense	266	268	528	530
Net income	$307	$48	$434	$149
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
Net income	$307	$48	$434	$149
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(4)	3	16	74
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	6	(9)	(13)	(43)
Total other comprehensive income (loss)	2	(6)	3	31
Total comprehensive income	$309	$42	$437	$180
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	March 31, 2024	September 30, 2023
Current assets
Cash and cash equivalents	$508	$501
Accounts receivable, net	1,445	1,745
Inventories, net	1,127	1,108
Regulatory assets	230	178
Other current assets	156	134
Total current assets	3,466	3,666

Property, plant, and equipment
Completed plant	67,339	68,199
Less accumulated depreciation	(35,000)	(35,871)
Net completed plant	32,339	32,328
Construction in progress	3,795	3,238
Nuclear fuel	1,317	1,344
Finance leases	722	572
Total property, plant, and equipment, net	38,173	37,482

Investment funds	4,655	4,123

Regulatory and other long-term assets
Regulatory assets	5,540	5,566
Operating lease assets, net of amortization	174	177
Other long-term assets	332	330
Total regulatory and other long-term assets	6,046	6,073

Total assets	$52,340	$51,344
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	March 31, 2024	September 30, 2023
Current liabilities
Accounts payable and accrued liabilities	$2,467	$2,618
Accrued interest	286	272
Asset retirement obligations	311	272
Regulatory liabilities	207	222
Short-term debt, net	819	432
Current maturities of power bonds	1,022	1,022
Current maturities of long-term debt of variable interest entities	36	35
Total current liabilities	5,148	4,873

Other liabilities
Post-retirement and post-employment benefit obligations	2,416	2,527
Asset retirement obligations	7,281	7,217
Finance lease liabilities	695	576
Other long-term liabilities	1,436	1,211
Regulatory liabilities	94	107
Total other liabilities	11,922	11,638

Long-term debt, net
Long-term power bonds, net	17,866	17,844
Long-term debt of variable interest entities, net	915	933
Total long-term debt, net	18,781	18,777

Total liabilities	35,851	35,288

Contingencies and legal proceedings (Note 20)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	15,736	15,302
Total power program proprietary capital	15,994	15,560
Nonpower programs appropriation investment, net	521	525
Accumulated other comprehensive loss	(26)	(29)
Total proprietary capital	16,489	16,056

Total liabilities and proprietary capital	$52,340	$51,344
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Six Months Ended March 31
 (in millions)

	2024	2023
Cash flows from operating activities
Net income	$434	$149
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	1,062	1,093
Amortization of nuclear fuel cost	190	176
Non-cash retirement benefit expense	69	124
Other regulatory amortization and deferrals	(4)	33
Changes in current assets and liabilities
Accounts receivable, net	300	497
Inventories and other current assets, net	(59)	(235)
Accounts payable and accrued liabilities	(221)	(298)
Accrued interest	19	14
Pension contributions	(153)	(156)
Other, net	(206)	(243)
Net cash provided by operating activities	1,431	1,154

Cash flows from investing activities
Construction expenditures	(1,625)	(1,199)
Nuclear fuel expenditures	(170)	(229)
Purchases of investments	(3)	—
Acquisition of leasehold interests in combustion turbine assets	—	(78)
Loans and other receivables
Advances	(4)	—
Repayments	4	4
Other, net	26	7
Net cash used in investing activities	(1,772)	(1,495)

Cash flows from financing activities
Long-term debt
Issues of power bonds	—	992
Redemptions and repurchases of power bonds	(1)	(1)
Redemptions of debt of variable interest entities	(17)	(22)
Short-term debt issues, net	386	(600)
Payments on leases and leasebacks	(31)	(25)
Financing costs, net	—	(4)
Other, net	11	2
Net cash provided by financing activities	348	342
Net change in cash, cash equivalents, and restricted cash	7	1
Cash, cash equivalents, and restricted cash at beginning of period	521	520
Cash, cash equivalents, and restricted cash at end of period	$528	$521
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended March 31, 2024 and 2023

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$258	$14,902	$531	$(49)	$15,642
Net income (loss)	—	50	(2)	—	48
Total other comprehensive loss	—	—	—	(6)	(6)
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at March 31, 2023	$258	$14,950	$529	$(55)	$15,682

Balance at December 31, 2023	$258	$15,429	$523	$(28)	$16,182
Net income (loss)	—	309	(2)	—	307
Total other comprehensive income	—	—	—	2	2
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at March 31, 2024	$258	$15,736	$521	$(26)	$16,489
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Six Months Ended March 31, 2024 and 2023

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2022	$258	$14,800	$533	$(86)	$15,505
Net income (loss)	—	153	(4)	—	149
Total other comprehensive income	—	—	—	31	31
Return on power program appropriation investment	—	(3)	—	—	(3)
Balance at March 31, 2023	$258	$14,950	$529	$(55)	$15,682

Balance at September 30, 2023	$258	$15,302	$525	$(29)	$16,056
Net income (loss)	—	438	(4)	—	434
Total other comprehensive income	—	—	—	3	3
Return on power program appropriation investment	—	(4)	—	—	(4)
Balance at March 31, 2024	$258	$15,736	$521	$(26)	$16,489
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash (in millions)
	At March 31, 2024	At September 30, 2023
Cash and cash equivalents	$508	$501
Restricted cash and cash equivalents included in Other long-term assets	20	20
Total cash, cash equivalents, and restricted cash	$528	$521

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

The allowance for uncollectible accounts was less than $1 million at both March 31, 2024, and September 30, 2023, for trade accounts receivable. Additionally, loans receivable of $108 million and $104 million at March 31, 2024, and September 30, 2023, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $3 million at both March 31, 2024 and September 30, 2023.

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenues earned during pre-commercial operations at the fair value of the energy delivered based on TVA's hourly incremental dispatch cost. Pre-commercial plant operations began on Paradise Combustion Turbine Units ("CTs") 5-7 in the first quarter of 2024, and the units became operational on December 29, 2023. Estimated revenue of $3 million related to this project was capitalized to offset project costs for the six months ended March 31, 2024, all of which was recognized in the three months ended December 31, 2023. TVA also capitalized related fuel costs for this project of $3 million for the six months ended March 31, 2024, all of which was recognized in the three months ended December 31, 2023.

Depreciation

TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies that are updated approximately every five years, with the latest study implemented during the first quarter of 2022. Depreciation expense was $450 million and $481 million for the three months ended March 31, 2024 and the three months ended March 31, 2023, respectively. Depreciation expense was $902 million and $947 million for the six months ended March 31, 2024 and the six months ended March 31, 2023, respectively. See Note 6 — Plant Closures for a discussion of the impact of plant closures.

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

Effective Date for TVA	TVA adopted the standard on October 1, 2023, on a prospective basis.
Effect on the Financial Statements or Other Significant Matters	Adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows.
The following accounting standards or rules have been issued but as of March 31, 2024, were not effective and have not been adopted by TVA:

Improvements to Reportable Segment Disclosures
Description	This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment requires a public entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. It also requires a public entity that has a single reportable segment to provide all of the disclosures required by the amendment and all existing segment disclosures. The amendment is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Upon adoption, a public entity should apply the amendments retrospectively to all prior periods presented in the financial statements.
Effective Date for TVA	Fiscal years beginning October 1, 2024 and interim periods beginning October 1, 2025.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard will not have an impact on TVA's financial condition, results of operations, or cash flows. TVA is currently evaluating the impact of any increased segment disclosures.

Enhancement and Standardization of Climate-Related Disclosures for Investors
Description	In March 2024, the SEC adopted its climate-related final rules (SEC Release No. 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors), and in April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. The new rules, if implemented as adopted, will require registrants to provide certain climate-related information in their annual reports and registration statements and will also require the dollar impact of severe weather events and other natural conditions, as well as amounts related to carbon offsets and renewable energy credits or certificates, to be disclosed in the audited financial statements in certain circumstances. The disclosure requirements are currently expected to begin phasing in for fiscal years beginning on or after January 1, 2027 for non-accelerated filers.
Effective Date for TVA	Fiscal year beginning October 1, 2027.
Effect on the Financial Statements or Other Significant Matters	TVA is currently evaluating the impact of the rule on its disclosures.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net (in millions)
	At March 31, 2024	At September 30, 2023
Power receivables	$1,379	$1,627
Other receivables	66	118
Accounts receivable, net(1)	$1,445	$1,745
Note
(1) Allowance for uncollectible accounts was less than $1 million at both March 31, 2024, and September 30, 2023, and therefore is not represented in the table above.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net (in millions)
	At March 31, 2024	At September 30, 2023
Materials and supplies inventory	$867	$849
Fuel inventory	321	313
Renewable energy certificates/emissions allowance inventory, net	12	15
Allowance for inventory obsolescence	(73)	(69)
Inventories, net	$1,127	$1,108

5. Other Current Assets

Other current assets consisted of the following:

Other Current Assets (in millions)
	At March 31, 2024	At September 30, 2023
Inventory work-in-progress	$54	$28
Prepaid software maintenance	34	18
Prepaid insurance	15	16
Current portion of prepaid long-term service agreements	12	25
Commodity contract derivative assets	10	21
Other	31	26
Other current assets	$156	$134

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

In April 2024, TVA issued its Record of Decision to retire the nine coal-fired units at Kingston Fossil Plant by CY 2027.

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Bull Run, TVA recognized a cumulative $659 million of accelerated depreciation from the second quarter of 2019 through September 30, 2023. Of this amount, $37 million was recognized during the three months ended March 31, 2023 and $73 million was recognized during the six months ended March 31, 2023. TVA's decision to retire the two units at Cumberland is estimated to result in approximately $16 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. TVA estimates it has recognized a cumulative $80 million of additional depreciation since January 2023, related to this decision.

7.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At March 31, 2024	At September 30, 2023(1)
Loans and other long-term receivables, net	$104	$97
Prepaid long-term service agreements	50	64
EnergyRight® receivables, net	45	47
Cloud assets	26	15
Prepaid capital assets	19	28
Commodity contract derivative assets	8	12
Other	80	67
Total other long-term assets	$332	$330
Note
(1) At September 30, 2023, $15 million previously classified as Other (a component of Other long-term assets) has been reclassified to Cloud assets (a component of Other long-term assets) to conform to current year presentation.

Loans and Other Long-Term Receivables. TVA's loans and other long-term receivables primarily consist of economic development loans for qualifying organizations and a receivable for reimbursements to recover the cost of providing long-term, on-site storage for spent nuclear fuel. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2024 and September 30, 2023, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $4 million and $7 million, respectively.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2024, and September 30, 2023, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $13 million and $12 million, respectively. See Note 10 — Other Long-Term Liabilities for information regarding the associated financing obligation.

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

Allowance Components (in millions)
	At March 31, 2024	At September 30, 2023
EnergyRight® loan reserve	$1	$1
Economic development loan collective reserve	1	1
Economic development loan specific loan reserve	1	1
Total allowance for loan losses	$3	$3

Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2024, and September 30, 2023, prepayments of $12 million and $25 million, respectively, were recorded in Other current assets.

Cloud Assets. TVA has capitalized the implementation costs of hosting arrangements that are considered service contracts as cloud assets. The cloud assets are amortized over the term of the associated hosting arrangements. The current and long-term portions of the cloud assets are reported in Other current assets and Other long-term assets, respectively, on TVA’s Consolidated Balance Sheets. At March 31, 2024, and September 30, 2023, the carrying amount of the cloud assets reported in Other current assets was $10 million and $7 million, respectively.

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

Regulatory Assets and Liabilities (in millions)
	At March 31, 2024	At September 30, 2023
Current regulatory assets
Unrealized losses on interest rate derivatives	$37	$31
Unrealized losses on commodity derivatives	191	136
Fuel cost adjustment receivable	2	11
Total current regulatory assets	230	178

Non-current regulatory assets
Retirement benefit plans deferred costs	1,435	1,440
Non-nuclear decommissioning costs	2,985	2,922
Unrealized losses on interest rate derivatives	369	272
Nuclear decommissioning costs	457	728
Unrealized losses on commodity derivatives	80	52
Environmental compliance and remediation costs	62	—
Other non-current regulatory assets	152	152
Total non-current regulatory assets	5,540	5,566
Total regulatory assets	$5,770	$5,744

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$186	$201
Fuel cost adjustment payable	11	—
Unrealized gains on commodity derivatives	10	21
Total current regulatory liabilities	207	222

Non-current regulatory liabilities
Retirement benefit plans deferred credits	86	95
Unrealized gains on commodity derivatives	8	12
Total non-current regulatory liabilities	94	107
Total regulatory liabilities	$301	$329

Environmental Compliance and Remediation Costs. TVA uses regulatory accounting for certain amounts associated with compliance with an order, regulation, settlement, or lawsuit, or certain costs associated with environmental remediation activities, including but not limited to those involving environmental cleanup activities and groundwater activities. Costs will be recovered in rates based on the average life of debt financed to fund actual expenditures.

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG at March 31, 2024, and September 30, 2023, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At March 31, 2024	At September 30, 2023
Current liabilities
Accrued interest	$9	$9
Accounts payable and accrued liabilities	1	1
Current maturities of long-term debt of variable interest entities	36	35
Total current liabilities	46	45
Other liabilities
Other long-term liabilities	16	17
Long-term debt, net
Long-term debt of variable interest entities, net	915	933
Total liabilities	$977	$995

Interest expense of $12 million for both the three months ended March 31, 2024 and 2023, and $23 million and $24 million for the six months ended March 31, 2024 and 2023, respectively, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to operating leases. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At March 31, 2024	At September 30, 2023(1)
Interest rate swap liabilities	$717	$627
Operating lease liabilities	113	93
Currency swap liabilities	116	131
Commodity contract derivative liabilities	80	52
Environmental compliance and remediation costs	59	—
Advances for construction	58	56
Long-term project cost accruals	54	10
EnergyRight® financing obligation	53	55
Long-term deferred revenue	47	45
Long-term deferred compensation	38	41
Other	101	101
Total other long-term liabilities	$1,436	$1,211

Note
(1) At September 30, 2023, $10 million previously classified as Other (a component of Other long-term liabilities) has been reclassified to Long-term project cost accruals (a component of Other long-term liabilities) to conform with current year presentation.

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
Operating Lease Liabilities. TVA's operating leases consist primarily of railcars, equipment, real estate/land, and power generating facilities. At March 31, 2024, and September 30, 2023, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $63 million and $71 million, respectively.

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

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At both March 31, 2024 and September 30, 2023, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was $14 million. See Note 7 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Compensation. TVA provides compensation arrangements to engage and retain certain employees, both executive and non-executive, which are designed to provide participants with the ability to defer compensation to future periods. The current and long-term portions are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At March 31, 2024 and September 30, 2023, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $51 million and $65 million, respectively.

Advances for Construction. TVA receives refundable and non-refundable advances for construction that are generally intended to defray all or a portion of the costs of building or extending TVA’s existing power assets. Amounts received are deferred as a liability with the long-term portion representing amounts that will not be recognized within the next 12 months. As projects meet milestones or other contractual obligations, the refundable portion is refunded to the customer and the non-refundable portion is recognized as contributions in aid of construction and offsets the cost of plant assets. At March 31, 2024 and September 30, 2023, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $56 million and $39 million, respectively.

Long-Term Deferred Revenue. Long-term deferred revenue represents payments received that exceed services rendered resulting in the deferral of revenue. The long-term portion represents amounts that will not be recognized within the next 12 months primarily related to fiber and transmission agreements. The current and long-term portions of the deferral are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At March 31, 2024 and September 30, 2023, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $24 million and $21 million, respectively.

Environmental Compliance and Remediation Costs. Environmental compliance and remediation costs represents certain costs associated with environmental remediation activities, including but not limited to those involving environmental cleanup activities and groundwater activities. The current and long-term portions of environmental compliance and remediation costs are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2024, the current amount of the environmental compliance and remediation costs reported in Accounts payable and accrued liabilities was $3 million. There were no current amounts at September 30, 2023.

Long-Term Project Cost Accruals. Long-term project cost accruals represents the unpaid liability associated with major construction projects and other project expenditures. TVA accrues these costs based on level of completion of the vendor's performance obligation, and the long-term portion represents amounts that will not be paid within the next 12 months. The current and long-term portions of Long-term project cost accruals are reported in Accounts payable and accrued liabilities and

Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At March 31, 2024 and September 30, 2023, the current amount of the long-term project cost accruals reported in Accounts payable and accrued liabilities was $40 million and $14 million, respectively.

11.  Asset Retirement Obligations

During the six months ended March 31, 2024, TVA's total asset retirement obligations ("ARO") liability increased $103 million primarily due to revisions in estimate to non-nuclear AROs and increases from periodic accretion, partially offset by revisions in estimate to nuclear AROs and settlements related to retirement projects that were conducted during the period. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the six months ended March 31, 2024, $94 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 8 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 14 — Fair Value Measurements — Investment Funds and Note 20 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity (in millions)
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2023	$3,808	$3,681	$7,489	(1)
Settlements	(3)	(119)	(122)
Revisions in estimate	(161)	253	92
Accretion (recorded as regulatory asset)	86	47	133
Balance at March 31, 2024	$3,730	$3,862	$7,592	(1)
Note
(1) Includes $311 million and $272 million at March 31, 2024, and September 30, 2023, respectively, in Current liabilities.

Revisions in non-nuclear estimates increased the liability balance by $253 million for the six months ended March 31, 2024. The increase was primarily attributable to a change in closure liabilities of $184 million at Gallatin Fossil Plant based on new vendor bids associated with final closure and $76 million at Cumberland based on scope changes to the interim closure plan and updated cost estimates for activities associated with final closure.

Revisions in nuclear estimates decreased the liability balance by $161 million for the six months ended March 31, 2024. The decrease was primarily attributable to an estimate revision of $164 million following the filing of a subsequent license renewal ("SLR") application with the Nuclear Regulatory Commission for Browns Ferry Nuclear Plant ("Browns Ferry"). If approved, the SLR will allow for an additional 20 years of operations for each of Browns Ferry's three units, resulting in a total operating life of 80 years.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at March 31, 2024, and September 30, 2023, consisted of the following:

Debt Outstanding (in millions)
	At March 31, 2024	At September 30, 2023
Short-term debt
Short-term debt, net of discounts	$819	$432
Current maturities of power bonds issued at par	1,022	1,022
Current maturities of long-term debt of VIEs issued at par	36	35
Total current debt outstanding, net	1,877	1,489
Long-term debt
Long-term power bonds(1)	17,986	17,970
Long-term debt of VIEs, net	915	933
Unamortized discounts, premiums, issue costs, and other	(120)	(126)
Total long-term debt, net	18,781	18,777
Total debt outstanding	$20,658	$20,266
Note
(1) Includes total net exchange gain from currency transactions of $92 million and $109 million at March 31, 2024, and September 30, 2023, respectively.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2023, to March 31, 2024:

Debt Securities Activity
	Date	Amount (in millions)
Redemptions/Maturities(1)
2009 Series B	December 2023	$1
Total redemptions/maturities of power bonds		1
Debt of variable interest entities		17
Total redemptions/maturities of debt		$18
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA has funding available under four long-term revolving credit facilities totaling $2.7 billion. See the table below for additional information on the four long-term revolving credit facilities. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At March 31, 2024, and September 30, 2023, there were $516 million and $535 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. TVA's letters of credit are primarily posted as collateral under TVA's interest rate swaps. See Note 13 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral. TVA may also post collateral for TVA's currency swaps, for commodity derivatives under the Financial Hedging Program ("FHP"), or for certain transactions with third parties that require TVA to post letters of credit.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At March 31, 2024 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
February 2025	$500	$317	$—	$183
March 2026	150	38	—	112
September 2026	1,000	60	—	940
March 2027	1,000	101	—	899
Total	$2,650	$516	$—	$2,134

TVA and the United States ("U.S.") Department of the Treasury ("U.S. Treasury"), pursuant to the Tennessee Valley Authority Act of 1933, as amended ("TVA Act"), have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2024 with a maturity date of September 30, 2024. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at March 31, 2024. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

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
			Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2024	2023	2024	2023
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$(4)	$3	$16	$74

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	2024	2023	2024	2023
Currency swaps	$(6)	$9	$13	$43
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $7 million of gains from Accumulated other comprehensive income (loss) ("AOCI") to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to the forecasted exchange loss on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) (in millions)
			Three Months Ended March 31		Six Months Ended March 31
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2024	2023	2024	2023
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(7)	$(11)	$(15)	$(26)

Commodity derivatives under the FHP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	(101)	(140)	(155)	(159)
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three and six months ended March 31, 2024 and for the three and six months ended March 31, 2023.
(2) Of the amount recognized for the three months ended March 31, 2024, $83 million and $18 million were reported in Fuel expense and Purchased power expense, respectively, and of the amount recognized for three months ended March 31, 2023, $112 million and $28 million were reported in Fuel expense and Purchased power expense, respectively. Of the amount recognized for the six months ended March 31, 2024, $127 million and $28 million were reported in Fuel expense and Purchased power expense, respectively, and of the amount recognized for six months ended March 31, 2023, $127 million and $32 million were reported in Fuel expense and Purchased power expense, respectively.

Fair Values of TVA Derivatives (in millions)
	At March 31, 2024		At September 30, 2023
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(60)	Accounts payable and accrued liabilities $(6); Other long-term liabilities $(54)	$(72)	Accounts payable and accrued liabilities $(6); Other long-term liabilities $(66)
£150 million Sterling	(65)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(62)	(69)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(65)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(562)	Accounts payable and accrued liabilities $(2); Accrued interest $(26); Other long-term liabilities $(534)	$(499)	Other current assets $1; Accrued interest $(27); Other long-term liabilities $(473)
$476 million notional	(190)	Other current assets $1; Accrued interest $(8); Other long-term liabilities $(183)	(159)	Other current assets $3; Accrued interest $(8); Other long-term liabilities $(154)
Commodity contract derivatives	14	Other current assets $10; Other long-term assets $8; Accounts payable and accrued liabilities $(2); Other long-term liabilities $(2)	31	Other current assets $21; Other long-term assets $12; Accounts payable and accrued liabilities $(1); Other long-term liabilities $(1)
Commodity derivatives under the FHP	(267)	Accounts payable and accrued liabilities $(189); Other long-term liabilities $(78)	(186)	Accounts payable and accrued liabilities $(135); Other long-term liabilities $(51)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had two currency swaps outstanding at March 31, 2024, with total currency exposure of £400 million and expiration dates in 2032 and 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Other current assets, Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended March 31, 2024 and the three months ended March 31, 2023, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $94 million and an increase in unrealized losses of $66 million, respectively. For the six months ended March 31, 2024 and the six months ended March 31, 2023, the changes in fair market value of the interest rate swaps resulted in the increase in unrealized losses of $95 million and $52 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA may also enter into short-term power purchase agreements ("PPAs") with a term of less than one year that provide an option to financially settle contracted power deliveries. This option creates an embedded derivative in the hosting PPA. TVA marks to market these contracts and defers the unrealized gains (losses) as regulatory liabilities (assets). At March 31, 2024, TVA's natural gas contract derivatives had terms of up to five years.

Commodity Contract Derivatives
	At March 31, 2024			At September 30, 2023
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	33	396 million mmBtu	$14	54	318 million mmBtu	$31

Commodity Derivatives under the FHP. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's FHP policy prohibits trading financial instruments under the FHP for speculative purposes. At March 31, 2024, TVA's natural gas swap contracts under the FHP had remaining terms of up to four years.

Commodity Derivatives under Financial Hedging Program(1)
	At March 31, 2024				At September 30, 2023
	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)
Natural gas swap contracts	153	300	million mmBtu	$(267)	221	388	million mmBtu	$(186)
Note
(1) Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net value of contractual amounts.

TVA defers all FHP unrealized gains (losses) as regulatory liabilities (assets) and records the realized gains or losses in Fuel expense and Purchased power expense to match the delivery period of the underlying commodity. The fair value of commodity derivatives under the FHP decreased $81 million primarily due to a decrease in forward natural gas prices at March 31, 2024 as compared to September 30, 2023.
Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At March 31, 2024	At September 30, 2023
Assets
Commodity contract derivatives	$18	$33
Interest rate swaps	1	4
Total derivatives subject to master netting or similar arrangement	$19	$37

Liabilities
Currency swaps	$125	$141
Interest rate swaps(2)	753	662
Commodity contract derivatives	4	2
Commodity derivatives under the FHP(3)	267	186
Total derivatives subject to master netting or similar arrangement	$1,149	$991
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no other material offsetting amounts on TVA's Consolidated Balance Sheets at either March 31, 2024, or September 30, 2023.

(2) Letters of credit of $485 million and $509 million were posted as collateral at March 31, 2024, and September 30, 2023, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.
(3) At March 31, 2024, the gross derivative asset and gross derivative liability were $7 million and $274 million, respectively, with offsetting amounts for each totaling $7 million.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), the TVA Deferred Compensation Plan ("DCP"), and the Restoration Plan ("RP"). See Note 14 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At March 31, 2024, and September 30, 2023, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $5 million and $11 million at March 31, 2024, and September 30, 2023, respectively.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At March 31, 2024, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.1 billion.  TVA's collateral obligations at March 31, 2024, under these arrangements were $493 million, for which TVA had posted $485 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the interest rate swap contracts as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.4 billion and $1.6 billion of receivables from power sales outstanding at March 31, 2024, and September 30, 2023, respectively, nearly all of the counterparties were rated investment grade. The majority of the obligations of these customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to delivered power. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 3 — Accounts Receivable, Net, and Note 7 — Other Long-Term Assets.

TVA had revenue from two LPCs that collectively accounted for 15 percent of total operating revenues for the six months ended March 31, 2024 and collectively accounted for 16 percent of total operating revenues for the six months ended March 31, 2023.

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

Natural Gas and Fuel Oil. TVA purchases a significant amount of its natural gas requirements through contracts with a variety of suppliers and purchases substantially all of its fuel oil requirements on the spot market. TVA delivers to its gas fleet under firm and non-firm transportation contracts on multiple interstate natural gas pipelines. TVA contracts for storage capacity that allows for operational flexibility and increased supply during peak gas demand scenarios or supply disruptions. TVA plans to continue using contracts of various lengths and terms to meet the projected natural gas needs of its natural gas fleet. TVA also maintains on-site, fuel oil backup to operate at the majority of the combustion turbine sites in the event of major supply disruptions. In the event a supplier experiences an incident that limits its ability to fulfill its firm contractual obligations to supply TVA natural gas, TVA intends to leverage its storage and balancing services and/or replace the volume with a third party to ensure reliability of generation.

Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at March 31, 2024. The contracted supply of coal is sourced from several geographic regions of the U.S. and is delivered via barge and rail. As a result of emerging technologies, environmental regulations, industry trends, and natural gas market volatility over the past few years, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies, restructuring, mine closures, or other scenarios. A long-term continued decline in demand for coal could result in more consolidations, additional bankruptcies, restructuring, mine closures, or other scenarios.

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

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At March 31, 2024, all of TVA's commodity derivatives under the FHP, currency swaps, and interest rate swaps were with counterparties whose Moody's credit ratings were A2 or higher. TVA classifies forward natural gas contracts as derivatives. At March 31, 2024, the forward natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

At March 31, 2024, Investment funds were comprised of $4.7 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, DCP, and RP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $3.2 billion and $1.4 billion, respectively, at March 31, 2024.

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

Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $323 million, private real assets of $112 million, and private credit of $83 million at March 31, 2024. The ART had unfunded commitments related to limited partnerships in private equity of $120 million, private real assets of $55 million, and private credit of $44 million at March 31, 2024. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)(1) (in millions)
		Three Months Ended March 31		Six Months Ended March 31
Fund	Financial Statement Presentation	2024	2023	2024	2023
NDT	Regulatory assets(2)	$54	$105	$251	$241
ART	Regulatory assets(3)	34	52	123	121
SERP	Other income, net	2	4	9	7
DCP	Other income, net	1	1	2	1
Notes
(1) The unrealized gains for the RP were less than $1 million for both the three and six months ended March 31, 2024, and therefore were not represented in the table above.
(2) Includes $24 million and $34 million of unrealized gains related to NDT equity securities (excluding commingled funds) for the three months ended March 31, 2024 and 2023, respectively. Includes $70 million and $60 million of unrealized gains related to NDT equity securities (excluding commingled funds) for the six months ended March 31, 2024 and 2023, respectively.
(3) Includes $8 million of unrealized gains related to ART equity securities (excluding commingled funds) for both the three months ended March 31, 2024 and 2023. Includes $24 million and $18 million of unrealized gains related to ART equity securities (excluding commingled funds) for the six months ended March 31, 2024 and 2023, respectively.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2023) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at March 31, 2024.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2024, and September 30, 2023. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At March 31, 2024 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$686	$—	$—	$686
Government debt securities(1)	440	65	—	505
Corporate debt securities(2)	—	347	—	347
Mortgage and asset-backed securities	—	45	—	45
Institutional mutual funds	316	—	—	316
Forward debt securities contracts	—	5	—	5
Cash equivalents and other short-term investments	—	177	—	177
Private equity funds measured at net asset value(3)	—	—	—	691
Private real asset funds measured at net asset value(3)	—	—	—	418
Private credit funds measured at net asset value(3)	—	—	—	192
Commingled funds measured at net asset value(3)	—	—	—	1,273
Total investments	1,442	639	—	4,655
Interest rate swaps	—	1	—	1
Commodity contract derivatives	—	18	—	18
Total	$1,442	$658	$—	$4,674

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(4)	$—	$125	$—	$125
Interest rate swaps	—	753	—	753
Commodity contract derivatives	—	4	—	4
Commodity derivatives under the FHP	—	267	—	267
Total	$—	$1,149	$—	$1,149
Notes
(1) Includes securities of government-sponsored entities, including $440 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
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
(2) At September 30, 2023, $104 million previously classified as Level 1 Cash equivalents and other short-term investments were reclassified to Level 1 Government debt securities to conform with current year presentation. At September 30, 2023, $21 million previously classified as Level 2 Cash equivalents and other short-term investments were reclassified to Commingled funds measured at net asset value to conform with current year presentation.
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

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at March 31, 2024, and September 30, 2023, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at March 31, 2024, and September 30, 2023, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At March 31, 2024		At September 30, 2023
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$58	$54	$59	$55

Loans and other long-term receivables, net (including current portion)	Level 2	108	101	104	96

EnergyRight® financing obligations (including current portion)	Level 2	67	79	69	81

Unfunded loan commitments	Level 2	—	—	—	1

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	17	19	18	19

Long-term outstanding power bonds, net (including current maturities)	Level 2	18,888	18,783	18,866	17,963

Long-term debt of VIEs, net (including current maturities)	Level 2	951	949	968	927

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

LPC sales
Approximately 92 percent of TVA's Revenue from sales of electricity for both the three and six months ended March 31, 2024, was from LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During the three and six months ended March 31, 2024, revenues generated from TVA's electricity sales were $3.1 billion and $5.8 billion, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three and six months ended March 31, 2024 and 2023, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
Alabama	$457	$428	$865	$856
Georgia	80	72	149	148
Kentucky	201	192	378	390
Mississippi	284	273	539	551
North Carolina	28	25	51	50
Tennessee	2,027	1,918	3,816	3,859
Virginia	14	13	25	26
Subtotal	3,091	2,921	5,823	5,880
Off-system sales	2	3	4	7
Revenue capitalized during pre-commercial plant operations(1)	—	—	(3)	—
Revenue from sales of electricity	3,093	2,924	5,824	5,887
Other revenue	61	35	95	87
Total operating revenues	$3,154	$2,959	$5,919	$5,974
Note
(1) Represents revenue capitalized during pre-commercial operations at Paradise CTs 5-7.

TVA's operating revenues by customer type for the three and six months ended March 31, 2024 and 2023, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
Revenue from sales of electricity
Local power companies	$2,842	$2,674	$5,329	$5,380
Industries directly served	221	217	438	442
Federal agencies and other	30	33	60	65
Revenue capitalized during pre-commercial plant operations(1)	—	—	(3)	—
Revenue from sales of electricity	3,093	2,924	5,824	5,887
Other revenue	61	35	95	87
Total operating revenues	$3,154	$2,959	$5,919	$5,974
Note
(1) Represents revenue capitalized during pre-commercial operations at Paradise CTs 5-7.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $54 million and $47 million for the three months ended March 31, 2024 and 2023, respectively. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $101 million and $95 million for the six months ended March 31, 2024 and 2023, respectively. In 2020, TVA provided participating LPCs a flexibility option, named Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to

LPCs in 2023 which permit projects to be located anywhere in TVA's service area, either connected to the LPC distribution system or TVA's transmission system, and make it easier for LPCs to partner in projects. As of March 31, 2024, 147 LPCs had signed the Partnership Agreement with TVA, and 94 LPCs had signed a Power Supply Flexibility Agreement.

The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three and six months ended March 31, 2024, and the percentage those revenues comprised of TVA's total operating revenues for the same periods, are summarized in the table below:

TVA Local Power Company Contracts At or for the Three Months Ended March 31, 2024
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	147	$2,482	78.7%
5-year termination notice	6	360	11.4%
Total	153	$2,842	90.1%
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

TVA Local Power Company Contracts At or for the Six Months Ended March 31, 2024
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	147	$4,638	78.4%
5-year termination notice	6	691	11.7%
Total	153	$5,329	90.1%
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

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES accounted for seven percent and eight percent, respectively, for the six months ended March 31, 2024. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for the six months ended March 31, 2023.

Contract Balances

Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at March 31, 2024.

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

Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $80 million and $82 million for the three months ended March 31, 2024 and 2023, respectively. Incentives recorded as a reduction to revenue were $153 million and $164 million for the six months ended March 31, 2024 and 2023, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At March 31, 2024, and September 30, 2023, the outstanding unpaid incentives were $182 million and $188 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

16.  Other Income, Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income, Net (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
Interest income	$10	$9	$20	$16
External services	4	3	8	6
Gains on investments	5	4	14	10
Miscellaneous	(1)	5	(1)	5
Total other income, net	$18	$21	$41	$37

17. Supplemental Cash Flow Information

Construction in progress and nuclear fuel expenditures included in Accounts payable and accrued liabilities at March 31, 2024 and 2023, were $568 million and $387 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the six months ended March 31, 2024 and 2023, as non-cash investing activities. ARO project accruals included in Accounts payable and accrued liabilities at March 31, 2024 and 2023 were $47 million and $48 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the six months ended March 31, 2024 and 2023, as non-cash operating activities.

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

The components of net periodic benefit cost for the three and six months ended March 31, 2024 and 2023, were as follows:

Components of Net Periodic Benefit Cost(1) (in millions)
	For the Three Months Ended March 31				For the Six Months Ended March 31
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$8	$7	$2	$3	$15	$16	$5	$6
Interest cost	145	142	6	6	289	284	11	11
Expected return on plan assets	(123)	(123)	—	—	(247)	(246)	—	—
Amortization of prior service credit	(23)	(22)	(5)	(5)	(45)	(44)	(9)	(9)
Recognized net actuarial loss (gain)	25	33	1	—	50	67	—	—
Total net periodic benefit cost as actuarially determined	32	37	4	4	62	77	7	8
Amount expensed due to actions of regulator	—	20	—	—	—	39	—	—
Net periodic benefit cost	$32	$57	$4	$4	$62	$116	$7	$8
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

TVA's minimum required pension plan contribution for 2024 is $300 million. TVA contributes $25 million per month to TVARS and as of March 31, 2024, had contributed $150 million. The remaining $150 million will be contributed by September 30, 2024. For the six months ended March 31, 2024, TVA also contributed $60 million to the 401(k) plan, $11 million (net of $2 million in rebates) to the other post-retirement plans, and $3 million to the SERP.

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

Payments pursuant to the agreement are recorded as research and development expense, which is reflected as Operating and maintenance expense on TVA's Consolidated Statement of Operations in the period incurred. TVA recorded $8 million and $2 million of expenses related to this agreement for the three months ended March 31, 2024 and the three months ended March 31, 2023, respectively. TVA recorded $17 million and $18 million of expenses related to this agreement for the six months ended March 31, 2024 and the six months ended March 31, 2023, respectively. TVA had also posted a $6 million letter of credit under this arrangement at March 31, 2024.

20.  Contingencies and Legal Proceedings

Contingencies

Nuclear Insurance.  Section 170 of the Atomic Energy Act, commonly known as the Price-Anderson Act, provides a layered framework of financial protection to compensate for liability claims of members of the public for personal injury and property damages arising from a nuclear incident in the U.S. This financial protection consists of two layers of coverage. The primary level is private insurance underwritten by American Nuclear Insurers and provides public liability insurance coverage of $500 million for each nuclear power plant licensed to operate. If this amount is not sufficient to cover claims arising from a nuclear incident, the second level, Secondary Financial Protection, applies. Within the Secondary Financial Protection level, the licensee of each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of approximately $166 million per reactor per incident. With TVA's seven reactors, the maximum total contingent obligation per incident is $1.2 billion. This retrospective premium is payable at a maximum rate currently set at approximately $25 million per year per nuclear incident per reactor. Currently, 95 reactors are participating in the Secondary Financial Protection program.

In the event that a nuclear incident results in public liability claims, the primary level provided by American Nuclear Insurers combined with the Secondary Financial Protection should provide up to $16.3 billion in coverage.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At March 31, 2024, $3.7 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2022. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

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

Non-Nuclear Decommissioning.  At March 31, 2024, $3.9 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

TVA estimates that compliance with existing Clean Air Act requirements (excluding GHG requirements and new or proposed regulations) could lead to costs of $200 million from 2024 to 2028, which include existing controls capital projects and air operations and maintenance projects. TVA also estimates additional expenditures of $1.5 billion from 2024 to 2028 relating to TVA's coal combustion residuals ("CCR") Program, as well as expenditures of $173 million from 2024 to 2028 relating to compliance with Clean Water Act requirements. Future costs could differ from these estimates if, among other things, new environmental laws or regulations become applicable to TVA or the facilities it operates, or if existing environmental laws or regulations are revised or reinterpreted.  On April 25, 2024, the Environmental Protection Agency ("EPA") announced four final rules that are designed to reduce pollution from fossil fuel-fired power plants, and TVA is currently evaluating the potential impact of these final rules. There could also be costs that cannot reasonably be predicted at this time, due to uncertainty of actions, that could increase these estimates, and these estimates do not include expenditures expected to be incurred after 2028.

Compliance with the EPA's CCR rule required implementation of a groundwater monitoring program, additional engineering, and ongoing analysis at each TVA CCR unit. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation and/or remediation. These costs cannot reasonably be predicted until a final remedy is selected where required.

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At both March 31, 2024 and September 30, 2023, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $16 million on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

In August 2015, Tennessee Department of Environment and Conservation ("TDEC") issued an order that includes an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. As part of this process, TVA has submitted Environmental Assessment Reports ("EARs") to TDEC, and after the EARs are approved, TVA will submit Corrective Action/Risk Assessment Plans ("CARA Plan") that will identify the unacceptable risks and TVA's proposed remediation. TVA submitted the initial draft of the John Sevier CARA Plan to TDEC in the first quarter of 2024 and submitted the initial draft of the Cumberland CARA Plan to TDEC in the second quarter of 2024. These drafts are subject to review and comment by both TDEC and the public before TDEC approves the plans. At March 31, 2024, TVA's estimated liability for costs associated with environmental remediation activities for these sites for which sufficient information is available to develop a cost estimate was approximately $62 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

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

Legal Proceedings

There have been no material changes to the legal proceedings described in Note 22 — Commitments and Contingencies — Legal Proceedings of the Annual Report, except as described below.

Case Involving Johnsonville Aeroderivative Combustion Turbine Project. On December 22, 2022, the Southern Environmental Law Center filed a lawsuit in the U.S. District Court for the Middle District of Tennessee on behalf of the Sierra Club, alleging that TVA violated the National Environmental Policy Act ("NEPA") in deciding to build a new aeroderivative combustion turbine project at its Johnsonville facility. On March 20, 2023, TVA moved to dismiss the case, and on March 4, 2024, the court denied TVA's motion. On March 18, 2024, TVA filed its answer to Sierra Club's complaint. TVA cannot predict the outcome of this litigation.

Case Involving Cumberland Combined Cycle Project. On June 14, 2023, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club filed a lawsuit in the United States District Court for the Middle District of Tennessee alleging that TVA violated NEPA in deciding to build a 1,450 MW combined cycle plant at its Cumberland facility. On February 13, 2024, the plaintiffs filed a motion to complete the administrative record that TVA submitted in support of the Environmental Impact Statement ("EIS") for this project, alleging that the administrative record submitted by TVA is incomplete. On February 27, 2024, TVA filed its response in opposition to this motion. TVA cannot predict the outcome of this litigation.

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

Executive Overview

TVA's operating revenues were $5.9 billion and $6.0 billion for the six months ended March 31, 2024 and 2023, respectively. Operating revenues decreased for the six months ended March 31, 2024, as compared to the same period of the prior year, primarily as a result of lower fuel rates, partially offset by higher effective base rates and higher sales volume. The lower fuel rates were primarily due to lower coal, natural gas, and purchased power prices. Effective base rates were higher primarily due to the TVA Board action to approve a 4.5 percent wholesale base rate increase beginning in 2024 and the pandemic credits ending on September 30, 2023. The higher sales volume was driven by a four percent increase in heating degree days as compared to the same period of the prior year.

On January 17, 2024, TVA reached an all-time record high peak power demand of approximately 34,577 megawatts ("MW"). This peak was nearly 1,100 MW greater than TVA's previous all-time peak and over 1,100 MW greater than TVA's peak power demand during Winter Storm Elliott in December 2022. In addition, TVA reached a second highest all-time record high peak power demand of approximately 34,284 MW on January 21, 2024.

Total operating expenses decreased $281 million for the six months ended March 31, 2024, as compared to the six months ended March 31, 2023, primarily due to a decrease in fuel and purchased power expense. Fuel and purchased power expense decreased $331 million for the six months ended March 31, 2024, as compared to the same period of the prior year, primarily due to lower coal, natural gas, and purchased power prices. This decrease was partially offset by an $106 million increase in Operating and maintenance expense primarily due to increases in payroll and benefit costs and contract labor costs.

Pre-commercial plant operations began on Paradise Combustion Turbine Units ("CTs") 5-7 in the first quarter of 2024, and the units became operational on December 29, 2023. In addition, the first license renewal application was submitted to the Nuclear Regulatory Commission in January 2024 for the three units at Browns Ferry Nuclear Plant following the completion of a Supplemental Environmental Impact Statement ("EIS"). TVA documented its final decision related to the retirement of Kingston Fossil Plant with the Record of Decision on April 2, 2024. TVA plans to retire the nine coal-fired units at Kingston Fossil Plant by the end of CY 2027 and replace the retired generation with an energy complex that includes natural gas, battery storage, and solar. See Key Initiatives and Challenges — Optimum Energy Portfolio.

Results of Operations

Sales of Electricity

Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 40,636 million and 37,653 million kilowatt hours ("kWh") for the three months ended March 31, 2024 and the three months ended March 31, 2023, respectively. Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 77,971 million and 75,659 million kWh for the six months ended March 31, 2024 and the six months ended March 31, 2023, respectively. The total sales of electricity of 77,971 million kWh include 137 million kWh of pre-commercial generation at Paradise CTs 5-7, all of which was recognized in the three months ended December 31, 2023. TVA sells power at wholesale rates to local power company customers ("LPCs") that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

The following charts compare TVA's sales of electricity by customer type for the periods indicated:

The following charts show a breakdown of TVA's energy load:
Note
Information included in the charts above was derived from energy usage of directly served customers and customers served by LPCs during calendar year ("CY") 2023, and these graphs will continue to be updated on a CY basis.

Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit.

	Degree Days
	Variation from Normal						Change from Prior Period
	2024	Normal	Percent Variation	2023	Normal	Percent Variation	Percent Change
Heating Degree Days
Three Months Ended March 31	1,583	1,709	(7.4)%	1,315	1,689	(22.1)%	20.4%
Six Months Ended March 31	2,678	2,952	(9.3)%	2,577	2,932	(12.1)%	3.9%

Cooling Degree Days
Three Months Ended March 31	9	10	(10.0)%	16	10	60.0%	(43.8)%
Six Months Ended March 31	78	71	9.9%	25	71	(64.8)%	212.0%

Sales of electricity increased eight percent for the three months ended March 31, 2024, as compared to the same period of the prior year. The increased sales volume for LPCs was primarily driven by an increase in heating degree days of 20 percent. On January 17, 2024, TVA reached an all-time record high peak power demand of approximately 34,577 MW. On January 21, 2024, TVA reached a second highest all-time record high peak power demand of approximately 34,284 MW. For the remainder of the three-month period, TVA experienced overall milder weather, although the heating degree days were closer to normal than the prior year three-month period. For industries directly served, sales of electricity increased primarily within the data processing, hosting, and related services sector due to business-specific factors.

Sales of electricity increased three percent for the six months ended March 31, 2024, as compared to the same period of the prior year. The increased sales volume for LPCs was primarily driven by an increase in heating degree days of four percent. TVA's peak power demand in January 2024 was over 1,100 MW greater than TVA's peak power demand in December 2022. For the remainder of the six-month period, TVA experienced overall milder weather, although the heating degree days were closer to normal than the prior year six-month period. For industries directly served, sales of electricity increased primarily within the data processing, hosting, and related services sector due to business-specific factors.

Financial Results

The following table compares operating results for the three and six months ended March 31, 2024 and 2023:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended March 31				Six Months Ended March 31
	2024	2023	Change	Percent Change	2024	2023	Change	Percent Change
Operating revenues	$3,154	$2,959	$195	6.6%	$5,919	$5,974	$(55)	(0.9)%
Operating expenses	2,573	2,613	(40)	(1.5)%	4,949	5,230	(281)	(5.4)%
Operating income	581	346	235	67.9%	970	744	226	30.4%
Other income, net	18	21	(3)	(14.3)%	41	37	4	10.8%
Other net periodic benefit cost	26	51	(25)	(49.0)%	49	102	(53)	(52.0)%
Interest expense	266	268	(2)	(0.7)%	528	530	(2)	(0.4)%
Net income	$307	$48	$259	539.6%	$434	$149	$285	191.3%

Operating Revenues.  Operating revenues for the three months ended March 31, 2024 and the three months ended March 31, 2023, were $3.2 billion and $3.0 billion, respectively. Operating revenues for the six months ended March 31, 2024 and the six months ended March 31, 2023, were $5.9 billion and $6.0 billion, respectively. The following table compares TVA's operating revenues for the periods indicated:

Operating Revenues by Customer Type (in millions)
	Three Months Ended March 31				Six Months Ended March 31
	2024	2023	Change	Percent Change	2024	2023	Change	Percent Change
Operating revenues
Local power company customers	$2,842	$2,674	$168	6.3%	$5,329	$5,380	$(51)	(0.9)%
Industries directly served	221	217	4	1.8%	438	442	(4)	(0.9)%
Federal agencies and other	30	33	(3)	(9.1)%	60	65	(5)	(7.7)%
Revenue capitalized during pre-commercial plant operations(1)	—	—	—	—%	(3)	—	(3)	100.0%
Other revenue	61	35	26	74.3%	95	87	8	9.2%
Total operating revenues	$3,154	$2,959	$195	6.6%	$5,919	$5,974	$(55)	(0.9)%
Note
(1) Represents revenue capitalized during pre-commercial operations at Paradise CTs 5-7.

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES accounted for seven percent and eight percent, respectively, for the six months ended March 31, 2024. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for the six months ended March 31, 2023.

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

TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases as provided for in the agreements going forward. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of March 31, 2024, 147 LPCs had signed the 20-year Partnership Agreement with TVA.

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

TVA is required to charge rates for power that will produce gross revenues sufficient to cover various costs as discussed in Part I, Item I, Business — Rates of the Annual Report. In August 2023, the TVA Board approved a 4.5 percent wholesale base rate increase (excluding fuel) effective October 1, 2023 primarily due to additional capacity needs and rising costs. This rate adjustment is estimated to produce an additional $405 million of revenue during 2024.

The changes in revenue components are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended March 31			Six Months Ended March 31
	2024	2023	Change	2024	2023	Change
Base revenue
Energy revenue	$1,263	$1,116	$147	$2,375	$2,212	$163
Demand revenue	967	858	109	1,835	1,743	92
Grid access charge	155	147	8	311	294	17
Pre-commercial operations(1)	—	—	—	(3)	—	(3)
Long-term partnership credits for LPCs	(54)	(47)	(7)	(101)	(95)	(6)
Pandemic relief credits(2)	—	(53)	53	—	(106)	106
Other charges and credits(3)	(169)	(168)	(1)	(309)	(317)	8
Total base revenue	2,162	1,853	309	4,108	3,731	377
Fuel cost recovery	929	1,068	(139)	1,712	2,149	(437)
Off-system sales	2	3	(1)	4	7	(3)
Revenue from sales of electricity	3,093	2,924	169	5,824	5,887	(63)
Other revenue	61	35	26	95	87	8
Total operating revenues	$3,154	$2,959	$195	$5,919	$5,974	$(55)
Notes
(1) Represents revenue capitalized during pre-commercial operations at Paradise CTs 5-7.
(2) The pandemic credits ended September 30, 2023.
(3) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 15 — Revenue.

Operating revenues increased $195 million for the three months ended March 31, 2024, as compared to the same period of the prior year, primarily due to a $309 million increase in base revenue. The $309 million increase in base revenue was driven by a $172 million increase attributable to higher sales volume and a $137 million increase attributable to higher effective base rates. The higher sales volume was primarily due to an increase in heating degree days of twenty percent. The increase in effective base rates was primarily due to the TVA Board action to approve a 4.5 percent wholesale base rate increase beginning in 2024 and the pandemic credits ending on September 30, 2023. Partially offsetting the increase in base revenue was a $139 million decrease in fuel cost recovery revenue. The $139 million decrease in fuel cost recovery revenue was driven by a $227 million decrease attributable to lower fuel rates partially offset by an $88 million increase attributable to higher sales volume. The lower fuel rates were primarily due to lower coal and natural gas prices.

Operating revenues decreased $55 million for the six months ended March 31, 2024, as compared to the same period the prior year, primarily due to a $437 million decrease in fuel cost recovery revenue. The $437 million decrease in fuel cost recovery revenue was driven by a $503 million decrease attributable to lower fuel rates partially offset by a $66 million increase attributable to higher sales volume. The lower fuel rates were primarily due to lower coal, natural gas, and purchased power prices. The higher sales volume was primarily due to an increase in heating degree days of four percent. Partially offsetting the decrease in fuel cost recovery revenue was a $377 million increase in base revenue. The $377 million increase in base revenue was driven by a $315 million increase attributable to higher effective base rates and a $62 million increase attributable to higher sales volume. The increase in effective base rates was primarily due to the TVA Board action to approve a 4.5 percent wholesale base rate increase beginning in 2024 and the pandemic credits ending on September 30, 2023.

See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three and six months ended March 31, 2024 and March 31, 2023, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended March 31				Six Months Ended March 31
	2024	2023	Change	Percent Change	2024	2023	Change	Percent Change
Operating expenses
Fuel	$641	$700	$(59)	(8.4)%	$1,137	$1,315	$(178)	(13.5)%
Purchased power	372	393	(21)	(5.3)%	731	884	(153)	(17.3)%
Operating and maintenance	889	823	66	8.0%	1,756	1,650	106	6.4%
Depreciation and amortization	530	550	(20)	(3.6)%	1,051	1,083	(32)	(3.0)%
Tax equivalents	141	147	(6)	(4.1)%	274	298	(24)	(8.1)%
Total operating expenses	$2,573	$2,613	$(40)	(1.5)%	$4,949	$5,230	$(281)	(5.4)%
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

Fuel expense decreased $59 million for the three months ended March 31, 2024, as compared to the same period of the prior year. This decrease was primarily due to a decrease in effective fuel rates due to lower coal and natural gas prices, resulting in a $72 million decrease in fuel expense. Additionally, fuel expense decreased $24 million due to recovery of deferred fuel costs associated with Winter Storm Elliott during the same period of the prior year. Partially offsetting this decrease was a $37 million increase in fuel expense due to higher coal and natural gas volume primarily due to unseasonably cold temperatures during January 2024.

Purchased power expense decreased $21 million for the three months ended March 31, 2024, as compared to the same period of the prior year. This decrease was primarily due to recovery of $125 million of deferred purchased power costs associated with Winter Storm Elliott during the same period of the prior year. Partially offsetting this decrease was an increase of $61 million due to higher demand for energy and an increase of $43 million in purchased power expense from higher purchased power market prices, both due to unseasonably cold temperatures in January 2024.

Operating and maintenance expense increased $66 million for the three months ended March 31, 2024, as compared to the same period of the prior year. This increase was primarily due to $36 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs and $16 million of increased contract labor costs primarily related to power operations performance improvement activities and other natural gas project work, strategic project work, and TVA's New Nuclear Program. Partially offsetting these increases was a $13 million decrease in outage expense primarily due to the scope and timing of coal outages during the three months ended March 31, 2024, as compared to the same period of the prior year.

Depreciation and amortization expense decreased $20 million for the three months ended March 31, 2024, as compared to the same period of the prior year.  The decrease was primarily driven by a decrease in depreciation expense of $44 million related to the decision to retire Bull Run, as Bull Run became fully depreciated in the fourth quarter of 2023. Partially offsetting this decrease was an increase due to depreciation of additions to net completed plant.
Tax equivalents expense decreased $6 million for the three months ended March 31, 2024, as compared to the same period of the prior year. The change was primarily driven by a decrease in the tax equivalents collected in the fuel cost recovery.
Six Months Ended March 31, 2024, Compared to Six Months Ended March 31, 2023
Fuel expense decreased $178 million for the six months ended March 31, 2024, as compared to the same period of the prior year. This decrease was primarily due to a decrease in effective fuel rates due to lower coal and natural gas prices, resulting in a $252 million decrease in fuel expense. Partially offsetting this decrease was an increase of $36 million due to higher demand for energy, as well as an increase of $38 million primarily due to the recovery of lower than expected coal and natural gas costs.
Purchased power expense decreased $153 million for the six months ended March 31, 2024, as compared to the same period of the prior year. This decrease was primarily due to high purchased power market prices during the same period of the prior year from Winter Storm Elliott, resulting in a decrease of $108 million. Additionally, purchased power expense decreased $62 million due to recovery of deferred purchased power costs during the same period of the prior year from significant price volatility during the summer of 2022. Partially offsetting these decreases was an increase of $17 million due to higher demand for energy.
Operating and maintenance expense increased $106 million for the six months ended March 31, 2024, as compared to the same period of the prior year. This increase was primarily due to $69 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs and $41 million of increased contract labor costs primarily related to power operations performance improvement activities and other natural gas project work, strategic project work, and TVA's New Nuclear Program. Partially offsetting these increases was a $46 million decrease in outage expense primarily due to a decrease in nuclear outage days and the scope and timing of coal outages during the six months ended March 31, 2024, as compared to the same period of the prior year.
Depreciation and amortization expense decreased $32 million for the six months ended March 31, 2024, as compared to the same period of the prior year. The decrease was primarily driven by a decrease in depreciation expense of $88 million related to the decision to retire Bull Run, as Bull Run became fully depreciated in the fourth quarter of 2023. Partially offsetting this decrease was a $16 million increase in additional depreciation related to TVA's decision to retire Cumberland Fossil Plant ("Cumberland"). Additionally, there was an increase due to depreciation of additions to net completed plant.
Tax equivalents expense decreased $24 million for the six months ended March 31, 2024, as compared to the same period of the prior year. The change was primarily driven by a decrease in the tax equivalents collected in the fuel cost recovery.

Generating Sources. The following tables show TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source For the three months ended March 31 (millions of kWh)
	2024		2023
Nuclear	16,455	40%	16,482	43%
Natural gas and/or oil-fired	8,659	21%	7,962	21%
Coal-fired	5,623	14%	4,483	12%
Hydroelectric	4,735	11%	4,594	12%
Total TVA-operated generation facilities(1)(2)	35,472	86%	33,521	88%
Purchased power (natural gas and/or oil-fired)(3)	3,021	7%	1,880	5%
Purchased power (other renewables)(4)	1,473	4%	1,553	4%
Purchased power (hydroelectric)	833	2%	687	2%
Purchased power (coal-fired)	313	1%	643	1%
Total purchased power(2)	5,640	14%	4,763	12%
Total power supply	41,112	100%	38,284	100%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the three months ended March 31, 2024, and the three months ended March 31, 2023. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(3) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 966 million kWh and 520 million kWh for the three months ended March 31, 2024 and the three months ended March 31, 2023, respectively.
(4) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA sells the Renewable Energy Certificates resulting from some of this purchased power to certain customers.

Total Power Supply by Generating Source For the six months ended March 31 (millions of kWh)
	2024			2023
Nuclear	34,306		43%	32,910	43%
Natural gas and/or oil-fired	16,172		20%	15,768	20%
Coal-fired	9,943		13%	8,996	12%
Hydroelectric	7,231		9%	8,136	11%
Total TVA-operated generation facilities(1)(2)	67,652	—	85%	65,810	86%
Purchased power (natural gas and/or oil-fired)(3)	6,388		8%	5,631	7%
Purchased power (other renewables)(4)	2,929		4%	3,038	4%
Purchased power (hydroelectric)	1,210		2%	1,080	1%
Purchased power (coal-fired)	908		1%	1,385	2%
Total purchased power(2)	11,435	—	15%	11,134	14%
Total power supply	79,087	—	100%	76,944	100%
Notes
(1) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(2) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the six months ended March 31, 2024, and the six months ended March 31, 2023. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(3) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia CC, which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,876 million kWh and 1,561 million kWh for the six months ended March 31, 2024 and six months ended March 31, 2023, respectively.
(4) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA sells the Renewable Energy Certificates resulting from some of this purchased power to certain customers.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. In 2024, TVA expects to invest $90 million on its energy efficiency programs and anticipates approximately 250 gigawatt hours of net incremental energy efficiency savings.

Interest Expense.  Interest expense and interest rates for the three and six months ended March 31, 2024 and the three and six months ended March 31, 2023, were as follows:

Interest Expense and Rates (in millions)
	Three Months Ended March 31			Six Months Ended March 31
	2024	2023	Percent Change	2024	2023	Percent Change
Interest expense(1)	$266	$268	(0.7)%	$528	$530	(0.4)%

Average blended debt balance(2)	$20,956	$21,083	(0.6)%	$20,783	$20,660	0.6%

Average blended interest rate(3)	4.90%	4.88%	0.4%	4.90%	4.93%	(0.6)%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIEs"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

Total interest expense decreased $2 million for both the three and six months ended March 31, 2024, as compared to the same periods of the prior year primarily driven by lower other interest expense related to finance leases.

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

The Tennessee Valley Authority Act of 1933, as amended ("TVA Act"), authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time. Bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at March 31, 2024, were $19.9 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings, could provide supplementary funding if needed. Currently, TVA expects to utilize a combination of Bonds and additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments through the decade. TVA may also utilize available federal funding through the Inflation Reduction Act of 2022 ("Inflation Reduction Act") and the Bipartisan Infrastructure Law ("BIL"), third party funding resources, or other funding sources. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

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

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At March 31, 2024, the average maturity of long-term power bonds was 13.93 years, and the weighted average interest rate was 4.61 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and tax equivalents, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at March 31, 2024. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowings (in millions)
	At March 31, 2024	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024	At March 31, 2023	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$820	$871	$697	$572	$1,582	$1,328
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,106	$1,106	N/A	$1,864	$1,864
Weighted Average Interest Rate
Discount notes	5.28%	5.33%	5.36%	4.75%	4.40%	4.07%
TVA's rated senior unsecured Bonds are currently rated Aaa, AA+, and AA+, by Moody's Investors Services, Inc. ("Moody's"), Fitch Ratings ("Fitch"), and Standard & Poor's Financial Services, LLC ("S&P"), respectively. TVA's short-term discount notes are not rated. TVA and the owners of TVA securities could be impacted by any downgrades of TVA's credit ratings. TVA Bonds are not obligations of the U.S.; however, because TVA is a wholly-owned corporate agency and instrumentality of the U.S. government, TVA's ratings may be impacted if the sovereign credit ratings of the U.S. are downgraded. In August 2023, Fitch downgraded the U.S. government's credit rating to AA+, reflecting its perception of a deterioration in the U.S. public finances and challenges associated with raising the U.S. debt limit. Fitch subsequently downgraded TVA's rating from AAA to AA+. TVA was not required to post additional collateral due to the downgrade. The outlook on the ratings of TVA is currently stable with S&P and Fitch. However, on November 10, 2023, Moody's revised the outlook on the U.S. government's credit ratings from stable to negative, and subsequently determined on November 13, 2023, to revise the outlook on TVA's ratings from stable to negative due to the change in the government rating outlook. TVA would not be required to post additional collateral if its credit rating is downgraded to Aa1 by Moody's. See Part I, Item 1A, Risk Factors — Financial, Economic, and Market Risks — TVA, together with owners of TVA securities, may be impacted by downgrades of TVA's credit ratings in the Annual Report.
According to statements made by the credit rating agencies, the U.S. credit rating may face additional downward pressure if policymakers are unable to respond to the country's growing fiscal challenges, if it appears deterioration in debt affordability or fiscal strength is likely to undermine U.S. economic strength or the role of the U.S. dollar or U.S. Treasury bond market, or if a weakening of governance were to occur. Additionally, TVA may be impacted by how the U.S. government addresses situations of approaching its debt limit. See Note 13 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral.

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 9 — Variable Interest Entities.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $528 million and $521 million at March 31, 2024 and 2023, respectively. A summary of cash flow components for the six months ended March 31, 2024 and 2023, follows:

    Cash provided by (used in):
Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

Net cash flows provided by operating activities increased $277 million for the six months ended March 31, 2024, as compared to the same period of the prior year primarily due to lower fuel and purchased power payments and cash collateral payments made in the first two quarters of 2023 that were not made in 2024. These increases were partially offset by lower revenue collections and higher payroll and benefit related payments compared to the same period of the prior year. Revenue collections decreased primarily due to lower fuel and purchased power prices that were partially offset by the wholesale base rate increase that began in 2024, pandemic credits which ended in September 2023, and higher sales volume.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities increased $277 million for the six months ended March 31, 2024, as compared to the same period of the prior year, primarily driven by increased expenditures for capacity expansion projects partially offset by decreased expenditures for transmission projects and nuclear fuel during the period and the acquisition of leasehold interests in combustion turbine assets in the first quarter of 2023. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

Net cash provided by financing activities increased $6 million for the six months ended March 31, 2024, as compared to the same period of the prior year, primarily due to higher refundable advances for construction, partially offset by slightly lower net debt issuances. Higher net cash flows provided by operating activities were offset by higher net cash used in investing activities in the first six months of 2024, which resulted in slightly higher financing activities needed to maintain targeted cash balance levels during the period. TVA may continue to have a need to increase debt in the coming years as it continues to invest in power system assets, which may result in positive net cash flows provided by financing activities in future periods.

    Contractual Obligations
TVA has certain obligations and commitments to make future payments under contracts. During the six months ended March 31, 2024, TVA entered into a purchase obligation for combustion turbine generators totaling $660 million of commitments from 2024 to 2027, of which $79 million is estimated to be paid during the remainder of 2024. Also, during the six months ended March 31, 2024, TVA's transmission purchase obligations increased $731 million primarily due to entering into multiple new transmission contracts and extending multiple existing transmission contracts with new commitments from 2024 to 2033, of which $43 million is estimated to be paid during the remainder of 2024. TVA's contractual obligations are discussed in the Annual Report in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, Note 8 — Leases, Note 11 — Variable Interest Entities, Note 14 — Debt and Other Obligations, Note 20 — Benefit Plans, and Note 22 — Commitments and Contingencies.

Key Initiatives and Challenges

There have been no material changes to the key initiatives and challenges described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges of the Annual Report, except as described below.

Optimum Energy Portfolio

TVA has partnered with the University of Tennessee Baker School for Public Policy and Public Affairs and with diverse stakeholders from across the Tennessee Valley to conduct a Valley Pathways Study, focused on building a competitive and clean economy for the Tennessee Valley. This study examines potential scenarios for all economic sectors across the Tennessee Valley that will support sustainable growth and decarbonization pathways. The preliminary findings from the Valley Pathways Study were released in February 2024. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio in the Annual Report.

Coal-Fired Fleet. In 2023, TVA made available to the public a draft EIS to assess the impacts associated with the potential retirement of Kingston Fossil Plant and the construction and operation of facilities to replace that generation. The final EIS was published in February 2024, and TVA documented its final decision with the Record of Decision on April 2, 2024. TVA plans to retire the nine coal-fired units at Kingston Fossil Plant by the end of CY 2027 and replace the retired generation with an energy complex that includes at least 1,500 MW of natural gas, 100 MW of battery storage, and 3-4 MW of solar. As of March 31, 2024, TVA had spent $181 million on long lead time equipment in connection with this planned project. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal-Fired Fleet in the Annual Report.

Natural Gas-Fired Units. As TVA continues to evaluate the impact of retiring its coal-fired fleet by 2035 and works to accelerate the growth of renewables, it also continues to evaluate adding flexible lower carbon-emitting gas plants as a strategy to maintain reliability. Pre-commercial plant operations began on Paradise CTs 5-7 in the first quarter of 2024, and the units became operational on December 29, 2023, with a total summer net capability of 681 MW. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Natural Gas-Fired Units in the Annual Report. In addition, Allen CTs 1-16, which accounted for 195 MW of summer net capability at September 30, 2023, were retired in December 2023. TVA is continuing to explore a 200 MW aeroderivative combustion turbine project at the Allen site.

TVA is replacing generation for one unit at Cumberland with a 1,450 MW combined cycle plant that is expected to be operational by CY 2026. As of March 31, 2024, TVA had spent $607 million on this project. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Natural Gas-Fired Units in the Annual Report.

Renewable Power Purchase Agreements. TVA issued a carbon-free request for proposal ("RFP") in July 2022, and during the six months ended March 31, 2024, TVA signed five power purchase agreements totaling nearly 800 MW of solar generation and 20 MW of battery storage capacity from the carbon-free RFP that are expected to come online by the end of CY 2028. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Renewable Power Purchase Agreements in the Annual Report.

Nuclear Fleet License Extensions. Subject to the completion of all appropriate environmental reviews, TVA is seeking to renew all nuclear generation units' licenses for an additional 20 years. The first license renewal application was submitted to the Nuclear Regulatory Commission in January 2024 for the three units at Browns Ferry Nuclear Plant following the completion of a Supplemental EIS prepared by TVA to assess the environmental impacts associated with renewing the Browns Ferry Nuclear Plant licenses. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Nuclear Fleet License Extensions in the Annual Report.

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

Groundwater monitoring. TVA was involved in two lawsuits concerning the CCR facilities at Gallatin Fossil Plant ("Gallatin"). One case was resolved by the entry of a consent order, under which TVA agreed to close the existing ash facility by removal, either to an on-site landfill or to an offsite facility. The removal plan and the Environmental Assessment Report ("EAR") were approved by Tennessee Department of Environment and Conservation ("TDEC") in 2023. TVA submitted the Gallatin Corrective Action/Risk Assessment ("CARA") Plan to TDEC in January 2024.

As of March 31, 2024, TVA had spent approximately $3.0 billion on its CCR Program. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residuals in the Annual Report.

Corporate Governance

In December 2023, the TVA Board approved a revised committee structure under which the responsibilities of the Audit, Finance, Risk, and Cybersecurity Committee were separated into two new committees: the Audit, Risk, and Cybersecurity Committee and the Finance, Rates, and Portfolio Committee. In addition, in March 2024, the Board approved membership changes to the committees, and the current members of the committees are as follows: Audit, Risk, and Cybersecurity Committee members are L. Michelle Moore (Chair), Beth P. Geer, and William J. Renick; Finance, Rates, and Portfolio Committee members are A. Wade White (Chair), Brian Noland, William J. Renick, and Joe H. Ritch; External Stakeholders and Regulation Committee members are Beth Harwell (Chair), Beth P. Geer, and William J. Renick; Operations and Nuclear Oversight Committee members are Robert P. Klein (Chair), Beth P. Geer, L. Michelle Moore, and A. Wade White; and People and Governance Committee members are Brian Noland (Chair), Beth Harwell, Robert P. Klein, and Joe H. Ritch.

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

Clean Air Act Programs and Regulations

National Ambient Air Quality Standards. The Clean Air Act requires the Environmental Protection Agency ("EPA") to set National Ambient Air Quality Standards ("NAAQS") for certain air pollutants. Areas meeting a NAAQS are designated as attainment areas. Areas not meeting a NAAQS are designated as non-attainment areas, and more stringent requirements apply in those areas, including stricter controls on industrial facilities and more complicated and public permitting processes. TVA fossil fuel-fired plants can be impacted by these requirements. Currently, all TVA generating units are located in areas designated as attainment areas. On March 6, 2024, however, the EPA finalized more stringent NAAQS for particulate matter that may increase the likelihood of certain areas in TVA's service territory being designated as non-attainment areas. TVA could incur significant costs associated with upgrades to facilities if such facilities are in areas that are redesignated as being in non-attainment. See Part 1, Item 1, Business — Environmental Matters — Clean Air Act Programs and Regulations — National Ambient Air Quality Standards in the Annual Report.

Climate Change

Emissions. Though many of TVA's facilities continue to emit air pollutants, emissions from all TVA-owned and operated units (including small CTs of less than 25 MW) have been reduced from historic peaks. Emissions of nitrogen oxides ("NOx") and sulfur dioxide ("SO2") began being regulated in 1995 and 1977, respectively. Emissions of NOx and SO2 have been reduced by 97 percent and 99 percent, respectively, since their initial year of regulation.

Emissions and Intensity Rates (1)	CY 2023	CY 2022
Nitrogen Oxides (NOx)(2)
Total NOx Emissions (MT)	13,221	15,270
Total NOx Emissions Intensity (MT/Net MWh)	0.000098	0.000113
Sulfur Dioxide (SO2)(2)
Total SO2 Emissions (MT)	17,736	22,331
Total SO2 Emissions Intensity (MT/Net MWh)	0.000131	0.000165
Mercury (Hg)
Total Hg Emissions (kg)	47.4	39.2
Total Hg Emissions Intensity (kg/Net MWh)	0.0000004	0.0000003

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

For CY 2023, TVA's emissions of carbon dioxide ("CO2") from its owned and operated units, including purchased power and Renewable Energy Certificate retirement adjustments which reduce the reportable CO2 emissions, were 49 million tons, resulting in a TVA system average, as delivered, CO2 emission rate of 625 lbs/MWh. This represents a 58 percent and 53 percent reduction in mass carbon emissions and TVA's carbon emission rate, respectively, from 2005 levels.

While TVA continues down the path of lowering emissions, including GHG emissions, there will be fluctuations in TVA's emission numbers as a result of various factors, including electricity usage in the Tennessee Valley and changes in the power supply mix, as TVA continues to make operational decisions to keep the system reliable and deliver low-cost energy. The achievement of TVA's carbon reduction efforts, and its ability to maintain system reliability during the transition to cleaner forms of energy, is subject to numerous risks. See Forward-Looking Information in this Quarterly Report and Part I, Item 1A, Risk Factors — Operational Risks — TVA may not be able to meet its carbon reduction aspirations, which may result in additional capital expenditures or higher operating expense in the Annual Report.

Water Quality Control Developments

Steam-Electric Effluent Guidelines. On January 8, 2021, TVA submitted requests to state regulatory authorities to modify National Pollutant Discharge Elimination System permits for Kingston Fossil Plant, Cumberland, Bull Run Fossil Plant, Shawnee Fossil Plant, and Gallatin to incorporate into the permits limitations in the EPA's 2020 Effluent Limitation Guidelines rule. TDEC issued a final permit for Cumberland in the first quarter of 2024. See Part I, Item 1, Business — Environmental Matters — Water Quality Control Developments — Steam-Electric Effluent Guidelines in the Annual Report.

Cleanup of Solid and Hazardous Wastes

Coal Combustion Residuals. In August 2015, TDEC issued an order that includes an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. As part of this process, TVA has submitted EARs to TDEC, and after the EARs are approved, TVA will submit CARA Plans that will identify the unacceptable risks and TVA's proposed remediation. TDEC will review the CARA Plans and provide comments, and TVA will make revisions to address TDEC's comments until TDEC approves a final CARA Plan for each site. The public also will have an opportunity to review and comment on each CARA Plan prior to TDEC's approval of the final plan. CARA Plans will be made available for public review after TVA incorporates initial TDEC comments and TDEC determines the documents are ready for public review. TDEC approved the EARs for John Sevier Fossil Plant and Cumberland in the first quarter of 2024. TVA submitted the initial draft of the John Sevier CARA Plan to TDEC in the first quarter of 2024 and submitted the initial draft of the Cumberland CARA Plan to TDEC in the second quarter of 2024. See Part I, Item 1, Business — Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals in the Annual Report.

Recent EPA Developments

On April 25, 2024, the EPA announced four final rules that are designed to reduce pollution from fossil fuel-fired power plants: (1) a rule that expands the federal CCR Rule to include two new classes of units: legacy CCR surface impoundments and CCR management units, (2) a rule that imposes more stringent effluent limits on discharges of flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate from coal-fired power plants, (3) a rule that strengthens and updates the Mercury and Air Toxics Standards for electric utility units to reflect recent developments in control technologies, and (4) a rule that establishes new GHG emission guidelines for both existing coal-fired power plants and new natural gas-fired power plants. TVA is currently evaluating the potential impact of these final rules. For a discussion of the EPA’s proposed rules relating to these matters, see Part 1, Item 1, Business — Environmental Matters in the Annual Report.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. As of March 31, 2024, TVA had accrued $29 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 20 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At March 31, 2024, TVA had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements. Although the financial statements are prepared in conformity with accounting principles generally accepted in the U.S., TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period. Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA's financial results. Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA's financial condition, results of operations, or cash flows. TVA's critical accounting estimates and policies are discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Annual Report. See also Note 11 — Asset Retirement Obligations for current period revisions to asset retirement obligation estimates.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to TVA’s management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial and Strategy Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2024.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended March 31, 2024, no director or officer of TVA notified TVA of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 000-52313)

3.2
Bylaws of the Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014 (Incorporated by reference to Exhibit 3.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.1
Amended and Restated Executive Severance Plan Adopted as of January 26, 2024 (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, File No. 000-52313)

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

Date:	April 29, 2024		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)