Form 10-K
period 2024-09-30
Tennessee Valley Authority
filed 2024-11-14
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO
SECTION 13, 15(d), OR 37 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
OR
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
Yes ☐   No ☒

Estimated aggregate market value of the common equity held by non-affiliates of TVA at March 31, 2024: N/A

Number of shares of common stock outstanding at November 13, 2024: N/A

GLOSSARY OF COMMON ACRONYMS.......................................................................................................................................................................................................	4
FORWARD-LOOKING INFORMATION...	6
GENERAL INFORMATION...	8

PART I

ITEM 1. BUSINESS...	9
The Corporation...	9
Service Area...	10
Customers...	11
Rates...	12
Power Supply and Load Management Resources.............................................................................................................................................................................	12
Fuel Supply...	21
Transmission...	23
Weather and Seasonality...	24
Competition...	24
Research and Development...	25
Flood Control Activities...	26
Environmental Stewardship Activities.................................................................................................................................................................................................	26
Economic Development Activities......................................................................................................................................................................................................	28
Regulation...	28
Taxation and Tax Equivalents...	30
Environmental Matters...	30
Human Capital Management...	38

ITEM 1A. RISK FACTORS...	41

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................................................................................................................................................................	55

ITEM 1C. CYBERSECURITY...	55

ITEM 2. PROPERTIES...	56
Generating Properties...	56
Transmission Properties...	58
Natural Resource Stewardship Properties.........................................................................................................................................................................................	58
Buildings...	58
Disposal of Property...	58

ITEM 3. LEGAL PROCEEDINGS...	59

ITEM 4. MINE SAFETY DISCLOSURES......................................................................................................................................................................................................	59

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............	60

ITEM 6. RESERVED...	60

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................................	60
Business and Mission...	60
Executive Overview...	63
Results of Operations...	65
Liquidity and Capital Resources...	70
Key Initiatives and Challenges...	75
Critical Accounting Estimates...	83
New Accounting Standards and Interpretations.................................................................................................................................................................................	89
Legislative and Regulatory Matters....................................................................................................................................................................................................	89
Environmental Matters...	89
Legal Proceedings...	89
Risk Management Activities...	89

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................................................................................	92

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................................................................................................................	93
Consolidated Balance Sheets...	94
Consolidated Statements of Operations.............................................................................................................................................................................................	93
Consolidated Statements of Comprehensive Income (Loss).............................................................................................................................................................	96
Consolidated Statements of Cash Flows...........................................................................................................................................................................................	97
Consolidated Statements of Changes in Proprietary Capital.............................................................................................................................................................	98
Notes to Consolidated Financial Statements.....................................................................................................................................................................................	99
Report of Independent Registered Public Accounting Firm (PCAOB ID 42) ......................................................................................................................................	160

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................................................	163

ITEM 9A. CONTROLS AND PROCEDURES...............................................................................................................................................................................................	163
Disclosure Controls and Procedures..................................................................................................................................................................................................	163
Internal Control over Financial Reporting...........................................................................................................................................................................................	163
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	164

ITEM 9B. OTHER INFORMATION...	165

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.....................................................................................................	165

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.............................................................................................................................	166
Directors...	166
Executive Officers...	167
Disclosure and Financial Code of Ethics............................................................................................................................................................................................	168
Insider Trading Policy...	168
Committees of the TVA Board...	168

ITEM 11. EXECUTIVE COMPENSATION.....................................................................................................................................................................................................	170
Compensation Discussion and Analysis.............................................................................................................................................................................................	170
CEO Pay Ratio Disclosure...	196
Executive Compensation Tables and Narrative Disclosures..............................................................................................................................................................	197
Director Compensation...	208
Compensation Committee Interlocks and Insider Participation..........................................................................................................................................................	210
Compensation Committee Report......................................................................................................................................................................................................	210

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................................	211

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.........................................................................................	211
Director Independence...	211
Related Party Transactions...	211

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................................................................................................................	213

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.....................................................................................................................................................................	214

ITEM 16. FORM 10-K SUMMARY...	217

SIGNATURES...	218

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the "Annual Report"):

Term or Acronym	Definition
ACPA	Anti-Cherrypicking Amendment
AI	Artificial intelligence
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
Bull Run	Bull Run Fossil Plant
CAA	Clean Air Act
CCR	Coal combustion residuals
CCRMUs	CCR Management Units
CO2	Carbon dioxide
COLA(s)	Cost-of-living adjustment(s)
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
Cumberland	Cumberland Fossil Plant
CVA	Credit valuation adjustment
CWA	Clean Water Act
CY	Calendar year
DBOT	Down-blend offering for tritium
DCP	Deferred Compensation Plan
DER	Distributed energy resources
DOE	Department of Energy
EIS	Environmental Impact Statement
ELGs	Effluent limitation guidelines
EO(s)	Executive order(s)
EPA	Environmental Protection Agency
EPRI	Electric Power Research Institute
ERC	Enterprise Risk Council
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FHP	Financial Hedging Program
FIP	Federal Implementation Plan
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the United States of America
GAC	Grid access charge
GEH	GE Hitachi Nuclear Energy
GHG	Greenhouse gas
Holdco	John Sevier Holdco LLC
IRP	Integrated Resource Plan
IwD	Inclusion with Diversity
Jacobs	Jacobs Engineering Group, Inc.
JACTG	Johnsonville Aeroderivative Combustion Turbine Generation LLC
JHLLC	Johnsonville Holdco LLC.
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hours

Legacy CCR Rule	Legacy Coal Combustion Residuals Rule
Legacy SIs	Legacy CCR Surface Impoundments
LPCs	Local power company customers
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NES	Nashville Electric Service
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NYSE	New York Stock Exchange
PARRS	Putable Automatic Rate Reset Securities
PPAs	Power purchase agreements
QTE	Qualified technological equipment and software
RCRA	Resource Conservation and Recovery Act
RECs	Renewable energy certificates
RFP	Request for proposal
RP	Restoration Plan
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SIPs	State implementation plans
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
TDEC	Tennessee Department of Environment & Conservation
TIPS	Treasury Inflation-Protected Securities
TPBAR	Tritium-producing burnable absorber rods
TVA	Tennessee Valley Authority
TVA Act	Tennessee Valley Authority Act of 1933, as amended
TVA Board	TVA Board of Directors
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
USACE	U.S. Army Corps of Engineers
VIE(s)	Variable interest entity(ies)
XBRL	eXtensible Business Reporting Language

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the fiscal year ended September 30, 2024 contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.  In certain cases, forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "believe," "intend," "project," "plan," "predict," "assume," "forecast," "estimate," "objective," "possible," "probably," "likely," "potential," "speculate," "aim," "aspiration," "goal," "seek," "strategy," "target," the negative of such words, or other similar expressions.

Although the Tennessee Valley Authority ("TVA") believes that the assumptions underlying any forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in any forward-looking statements.  These factors include, among other things:

•Significant additional costs for TVA to manage and operate its coal combustion residuals ("CCR") facilities;
•The cost of complying with known, anticipated, or new environmental requirements, some of which could render continued operation of many of TVA's aging coal-fired generation units not cost-effective or result in their removal from service, perhaps permanently;
•Federal legislation aimed specifically at curtailing TVA's activities, including legislation that may require the divestiture of TVA or the sale of certain of TVA's assets; restrict access to its U.S. Treasury account; eliminate its sole authority to set rates; restrict its authority to manage the Tennessee River system; lower the debt ceiling on bonds, notes, or other evidences of indebtedness (collectively, "Bonds") specified in the Tennessee Valley Authority Act of 1933, as amended ("TVA Act"); or limit its ability to pay its Chief Executive Officer or other employees competitive salaries;
•New, existing, or amended laws, regulations, executive orders ("EOs"), or administrative order or interpretations, including those related to climate change and other environmental matters, and the costs of complying with these laws, regulations, EOs, or administrative orders or interpretations;
•Loss of TVA's protected service territory if the Federal Energy Regulatory Commission ("FERC") were to limit the application of the anti-cherrypicking provision, or if Congress were to eliminate the anti-cherrypicking provision, without corresponding legislative modifications to the territorial limitations imposed by the fence;
•Additional federal reliability standards set forth by the North American Electric Reliability Corporation ("NERC") and approved by FERC and the costs of complying with these new standards;
•The failure of TVA's generation, transmission, navigation, flood control, and related assets and infrastructure, including CCR facilities, dams, and spent nuclear fuel storage facilities, to operate as anticipated, resulting in health, safety, or environmental problems, lost revenues, damages, or other costs that are not reflected in TVA's financial statements or projections, including due to aging, technological issues, or extreme weather conditions;
•Significant delays and additional costs, and/or inability to obtain necessary regulatory approvals, licenses, or permits, for major projects, including for assets that TVA needs to serve its existing and future load and to meet its carbon reduction aspirations;
•Risks associated with the operation of nuclear facilities or other generation and related facilities, including CCR facilities and dams;
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
•The inaccuracy of certain assumptions about the future, including economic forecasts, anticipated energy and commodity prices, cost estimates, construction schedules, power demand forecasts, potential regulatory environments, and the appropriate generation mix to meet demand;
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
•Other unforeseeable occurrences negatively impacting TVA assets or their supporting infrastructure;
•Events at TVA facilities, which, among other things, could result in loss of life, damage to the environment, damage to or loss of the facility, or damage to the property of others;
•Events that negatively impact TVA's reliability, including problems at other utilities or at TVA facilities or the increase in intermittent sources of power;
•Disruption of supplies of fuel, purchased power, or other critical items or services, which may result from, among other things, economic conditions, weather conditions, physical or cyber attacks, political developments, international trade restrictions or tariffs, legal actions, mine closures or reduced mine production, increases in fuel exports, environmental regulations affecting TVA's suppliers, transportation or delivery constraints, shortages of raw materials, supply chain difficulties, labor shortages, force majeure events, forced outages, intentional defaults, strikes, inflation, or similar events and which may, among other things, hinder TVA's ability to operate its assets, to complete projects on time and on budget, and meet its contractual obligations to deliver power;
•Global conflicts, terrorist activities, or military actions by the United States ("U.S.") government and its allies;

•Cyber attacks on TVA's assets or the assets of third parties upon which TVA relies, which may become more frequent and sophisticated due to advances in artificial intelligence ("AI");
•The failure of TVA's information technology systems;
•Lower future demand for electricity than TVA currently expects or is financially planning for, which would lead to unexpected revenue constraints that could negatively impact TVA's ability to meet financial obligations, including those associated with financing of projects to meet the anticipated demand;
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
•Downgrades of TVA's credit ratings or the United States' sovereign credit ratings which may negatively impact TVA and the owners of TVA securities;
•Changes in technology, which, among other things, may affect relationships with customers and require TVA to change how it conducts its operations;
•Loss of competitive edge due to TVA's governmental status affecting TVA's ability to keep up with technological changes;
•Changes in the market price of commodities such as purchased power, coal, uranium, natural gas, fuel oil, crude oil, construction materials, reagents, or emission allowances;
•A limitation on the market for TVA Bonds, which may be influenced by the fact that the payment of principal and interest on TVA securities is not guaranteed by the U.S. government;
•Failure to attract or retain an appropriately qualified, diverse, and inclusive workforce;
•Changes in the membership of the TVA Board of Directors ("TVA Board") or TVA senior management, which may impact how TVA operates;
•Loss of quorum of the TVA Board, which may limit TVA's ability to adapt to meet changing business conditions;
•Weather conditions, including changing weather patterns, extreme weather conditions, and other events such as flooding, droughts, wildfires, heat waves, and snow or ice storms that may result from climate change, which may hamper TVA's ability to supply power, cause customers' demand for power to exceed TVA's then-present power supply, pose health, safety, or environmental risks, or otherwise negatively impact TVA's operations or financial condition;
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
•Inability to use regulatory accounting for certain costs;
•Inability of TVA to implement its business strategy successfully, including due to the increased use in the public of distributed energy resources or energy-efficiency programs;
•Inability of TVA to achieve or maintain its cost reduction goals, which may require TVA to increase rates and/or issue more debt than planned;
•Failure of TVA’s organizational structure to adequately support TVA’s anticipated business needs or enable it to meet the needs of its current or potential customers;
•Inability of TVA to adapt its business model to changes in the utility industry and customer preferences and to remain cost competitive;
•Changes in commodity prices, investment prices, interest rates, currency exchange rates, or inflation rates;
•Reliability or creditworthiness of counterparties including but not limited to customers, suppliers, renewable resource providers, and financial institutions;
•Changes in the U.S. economy and volatility in financial markets;
•Ineffectiveness of TVA’s disclosure controls and procedures or its internal control over financial reporting;
•Changes in customer preferences for energy produced from cleaner generation sources;
•Increases in TVA’s financial liabilities for decommissioning its nuclear facilities and retiring other assets;
•The requirement or decision to make additional contributions to TVA’s Nuclear Decommissioning Trust (“NDT”) or Asset Retirement Trust (“ART”);
•Events or changes involving transmission lines, dams, and other facilities not operated by TVA, including those that affect the reliability of the interstate transmission grid of which TVA’s transmission system is a part and those that increase flows across TVA’s transmission grid;
•Actions taken, or inaction, by the U.S. government relating to the national debt ceiling or automatic spending cuts in government programs;
•Inability to respond quickly enough to current or potential customer demands or needs or to act solely in the interest of ratepayers;
•Addition or loss of customers by TVA or TVA’s local power company customers (“LPCs”);
•Differences between estimates of revenues and expenses and actual revenues earned and expenses incurred;
•Changes in the market price of equity securities, debt securities, or other investments;

•An increase in TVA’s cost of capital, which may result from, among other things, changes in the market for Bonds, disruptions in the banking system or financial markets, changes in the credit rating of TVA or the U.S. government, or, potentially, an increased reliance by TVA on alternative financing should TVA approach its debt limit;
•Costs or liabilities that are not anticipated in TVA’s financial statements for third-party claims, natural resource damages, environmental cleanup activities, or fines or penalties associated with unexpected events such as failures of a facility or infrastructure;
•Adverse effects from regional health and other emergencies;
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

GENERAL INFORMATION

Fiscal Year

References to years (2024, 2023, etc.) in this Annual Report on Form 10-K for the fiscal year ended September 30, 2024 are to TVA's fiscal years ending September 30 except for references to years in the biographical information about directors and executive officers in Part III, Item 10, Directors, Executive Officers, and Corporate Governance, as well as to years that are preceded by "CY," which references are to calendar years.

Notes

References to "Notes" are to the Notes to Consolidated Financial Statements contained in Part II, Item 8, Financial Statements and Supplementary Data in this Annual Report.

Property

TVA generally does not own real property or real property interests (collectively, "real property").  TVA typically acquires real property in the name of the United States ("U.S."), and legal title in such real property is entrusted to TVA as the agent of the U.S. to accomplish the purposes of the TVA Act.  TVA acquires personal property in the name of TVA.  Accordingly, unless the context indicates the reference is to TVA's personal property, any statement in this Annual Report referring to TVA property shall be read as referring to the real property of the U.S. that has been entrusted to TVA as its agent.

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

TVA Locations

Ohio River
Mississippi River
Cumberland River
Tennessee River
Tennessee-Tombigbee Waterway
Shawnee Fossil Plant
Marshall Combustion Turbine
Kentucky Dam & Lock
Paradise Combined Cycle & Combustion Turbine Plant
Gleason Combustion Turbine
Cumberland Fossil Plant
Gallatin Fossil Plant & Combustion Turbine
Johnsonville Combustion Turbine
Lagoon Creek Combustion Turbine & Combined Cycle Plant
Brownsville Combustion Turbine
Cedar Dam
Pin Oak Dam
Beech Dam
Redbud Dam
Dogwood Dam
Pine Dam
Lost Creek Dam
Sycamore Dam
Normandy Dam
Great Falls Dam
Allen Combined Cycle Plant
Southaven Combined Cycle Plant
Magnolia Combined Cycle Plant
Pickwick Landing Dam & Lock
Wheeler Dam & Lock
Wilson Dam & Lock
Browns Ferry Nuclear Plant
Colbert Combustion Turbine
Cedar Creek Dam
Little Bear Creek Dam
Bear Creek Dam
Upper Bear Creek Dam
Guntersville Dam & Lock
Tims Ford Dam
Sequoyah Nuclear Plant
Chickamauga Dam & Lock
Nickajack Dam & Lock
Raccoon Mountain Pumped Storage Plant
Watts Bar Nuclear Plant
Watts Bar Dam & Lock
Kingston Fossil Plant
Melton Hill Dam & Lock
Ft. Loudoun Dam & Lock
Tellico Dam
Fontana Dam
Apalachia Dam
Hiwassee Dam
Chatuge Dam
Ocoee #1 Dam
Ocoee #2 Dam
Ocoee #3 Dam
Nottely Dam
Blue Ridge Dam
Doakes Creek Dam
Norris Dam
Cherokee Dam
Douglas Dam
Nolichucky Dam
John Sevier Dam
John Sevier Combined Cycle
Ft. Patrick Henry Dam
Boone Dam
South Holston Dam
Wilbur Dam
Watauga Dam
Clear Creek Dam
Beaver Creek Dam
Caledonia Combined Cycle Plant
Ackerman Combined Cycle Plant
Kemper Combustion Turbine
Legend
State Line
Water
Power Service Area
TVA Watershed
TVA Hydroelectric Dam
TVA Non-Power Dam
TVA Coal-Fired Plant
TVA Nuclear Plant
TVA Combined Cycle Plant
TVA Combustion Turbine Plant
TVA Pumped Storage Plant
0 20 40 60 mi.
Oct. 2024
N

TVA
TENNESSEE
VALLEY
AUTHORITY

Note
(1) TVA Locations shown here are in service as of September 30, 2024.
(2) In addition to the locations above, TVA owns approximately one megawatt ("MW") of nameplate capacity among nine operating solar installations across the Tennessee Valley region with six installations in Tennessee, two in Alabama, and one in Mississippi. See Power Supply and Load Management Resources for a description of all of TVA's power supply resources.

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

In 2024, the revenues generated from TVA's electricity sales were $12.1 billion and accounted for virtually all of TVA's revenues. See Note 17 — Revenue for details regarding revenues by state for each of the last three years.

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

Local Power Company Customers

Revenues from LPCs accounted for approximately 90 percent of TVA's total operating revenues for 2024.  TVA had wholesale power contracts with 153 LPCs at September 30, 2024. Each of these contracts requires the LPC to purchase from TVA all of the electric power required for service to the LPC's customers; however, Power Supply Flexibility Agreements available to LPCs that have executed long-term Partnership Agreements with TVA allow LPCs to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in August 2023. These revised agreements permit projects to be located anywhere in TVA's service area, connected either to the LPC distribution system or to TVA's transmission system, and make it easier for LPCs to partner on projects. As of September 30, 2024, 102 LPCs had signed a Power Supply Flexibility Agreement. LPCs purchase power under contracts with terms of five or 20 years to terminate.

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively.  Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues for 2024.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of September 30, 2024, 148 LPCs had signed the Partnership Agreement with TVA.

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

Other Customers

Revenues from directly served industrial customers accounted for approximately seven percent of TVA's total operating revenues in 2024.  Contracts with these customers are subject to termination by the customer or TVA upon a minimum notice period that varies according to a number of factors, including the customer's contract demand and the period of time service has been provided. TVA also serves seven federal customers, including U.S. Department of Energy ("DOE") facilities and military installations, which accounted for approximately one percent of TVA's total operating revenues in 2024.

Other Revenue

Other revenue consists primarily of wheeling and network transmission charges, sales of excess steam that is a by-product of power production, delivery point charges for interconnection points between TVA and the customer, Renewable Energy Certificate ("REC") sales, and certain other ancillary goods or services. Other revenue accounted for approximately two percent of TVA's total operating revenues in 2024.

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

Power Supply and Load Management Resources

General

TVA seeks to balance production capabilities with power supply requirements by promoting the conservation and efficient use of electricity and, when necessary, buying, building, or leasing assets or entering into power purchase agreements ("PPAs").  TVA also seeks to employ a diverse mix of energy generating sources and works toward obtaining greater amounts of its power supply from clean (low or zero carbon-emitting) resources. Currently, TVA is working with stakeholders and the public on the 2025 Integrated Resource Plan ("IRP"), a comprehensive plan that will help shape TVA's energy system through 2050. The IRP is expected to be TVA’s compass for power generation decisions as well as for long-term operational and financial planning.

TVA is making investments in its generating portfolio and infrastructure to both help meet the growing demand for electricity and modernize the fleet while also allowing TVA to maintain competitive rates and high reliability and work toward an increasingly clean power system. As TVA continues to evaluate the impact of retiring its coal-fired fleet by 2035 and works to accelerate the growth of renewables, it also continues to evaluate adding flexible lower carbon-emitting gas plants as a strategy to maintain reliability. Commercial operations began on Paradise Combustion Turbine Units ("CTs") 5-7 on December 29, 2023. TVA also has ongoing natural gas projects at its Johnsonville, Cumberland, and Kingston sites and is evaluating natural gas projects for the replacement generation for the second unit at Cumberland, a new Caledonia CT plant on TVA land, and an aeroderivative CT project at TVA's Allen site. TVA is committed to investing in the future of nuclear with the evaluation of emerging advanced nuclear technologies, such as small modular reactors ("SMRs"), while also investing in its existing nuclear assets and working to renew its nuclear generation fleet licenses. TVA has been implementing the Hydro Life Extension Program with a focus on improving the availability and flexibility of the hydroelectric fleet and exploring new hydroelectric pumped-storage power to support the grid. It is also investing in research and development for technology around hydrogen fuel and carbon capture, utilization, and storage. In addition, the Inflation Reduction Act of 2022 ("Inflation Reduction Act") makes certain tax-exempt entities, including TVA, eligible for a direct-pay option for certain tax credits that encourage investment in clean energy, in some circumstances. TVA is currently exploring funding opportunities of various types, including opportunities involving pumped-storage, solar, carbon capture, hydrogen, energy efficiency, and transmission, among others; however, this exploration does not guarantee that TVA or its partners will receive funds. See Research and Development below, Item 1A, Risk Factors — Operational Risks, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio.

Power generating facilities operated by TVA at September 30, 2024, included three nuclear sites, 18 natural gas and/or oil-fired sites, four coal-fired sites, 29 conventional hydroelectric sites, one pumped-storage hydroelectric site, one diesel generator site, and nine operating solar installations. See Item 2, Properties — Generating Properties — Net Capability for a discussion of the units at these facilities.  TVA also acquires power under PPAs of varying durations, including short-term contracts of less than 24-hours in duration. See Power Purchase and Other Agreements below.

    The following table shows TVA's generation and purchased power by generating source as a percentage of all electric power generated and purchased (based on kilowatt hours ("kWh")) for the periods indicated:

Total Power Supply by Generating Source For the years ended September 30
Generation Resource(1)	2024	2023	2022
Nuclear	39%	42%	39%
Natural gas and/or oil-fired	23%	22%	22%
Coal-fired	13%	13%	13%
Hydroelectric	7%	8%	8%
Purchased power	18%	15%	18%
Note
(1) TVA's non-hydro renewable resources from TVA facilities are less than one percent for all periods shown, and therefore are not represented on the table above. Purchased power contains the majority of non-hydro renewable energy supply. TVA acquires RECs in connection with certain purchased power transactions and sells some of these RECs to customers. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Renewable Power Purchase Agreements.

While TVA continues down the path of lowering emissions, including GHG emissions, there will be fluctuations in usage due to electricity demands. Also, TVA continues to make operational decisions to keep the system reliable and to deliver low-cost energy.

Nuclear

At September 30, 2024, TVA had three nuclear sites consisting of seven units in operation.  The units at Browns Ferry Nuclear Plant ("Browns Ferry") are boiling water reactor units, and the units at Sequoyah Nuclear Plant ("Sequoyah") and Watts Bar Nuclear Plant ("Watts Bar") are pressurized water reactor units.  Operating information for each of these units is included in the table below.

TVA Nuclear Power At September 30, 2024
Nuclear Unit	Summer Net Capability (MW)	Net Capacity Factor for 2024 (%)	Date of Expiration of Operating License
Browns Ferry Unit 1	1,227	85.8	2033
Browns Ferry Unit 2	1,208	97.8	2034
Browns Ferry Unit 3	1,227	85.2	2036
Sequoyah Unit 1	1,152	83.2	2040
Sequoyah Unit 2	1,140	78.5	2041
Watts Bar Unit 1	1,157	92.3	2035
Watts Bar Unit 2	1,121	92.1	2055

Nuclear Fleet License Extensions. TVA is seeking to renew all nuclear generation units' licenses for an additional 20 years. The first license renewal application was submitted to the Nuclear Regulatory Commission ("NRC") in January 2024 for the three units at Browns Ferry. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Nuclear Fleet License Extensions.

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

Other Nuclear Matters. Operating nuclear facilities subjects TVA to waste disposal, decommissioning, and insurance requirements, as well as litigation risks. See Fuel Supply — Nuclear Fuel below for a discussion of spent nuclear fuel and low-level radioactive waste and Note 22 — Commitments and Contingencies — Contingencies for a discussion of TVA's nuclear decommissioning liabilities and the related trust and nuclear insurance, which discussions are incorporated herein by reference. TVA's Sequoyah Unit 2 tripped on July 30, 2024, due to failure of the main generator. As a result, the project to restack and rewind the main generator was pulled forward in the Nuclear Life Extension ("NLE") plan. The unit will remain offline until project completion, which is expected in spring 2025. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Sequoyah Nuclear Plant Unit 2.

Natural Gas and/or Oil-Fired

    At September 30, 2024, TVA's natural gas and oil-fired fleet consisted of 85 combustion turbine power blocks (68 simple-cycle units, one cogeneration unit, and 14 combined-cycle power units, accounting for 12,656 MW of summer net capability, and two idled units at Allen Combustion Turbine Facility: Units 17 and 18). In 2024, Allen CTs 1-16 and Johnsonville CTs 11-16 were retired. Fifty-three of the simple-cycle units are currently capable of quick-start response allowing full generation capability in approximately 10 minutes. The economic dispatch of natural gas-fired plants depends on both the day-to-day price of natural gas and the price of other available intermediate resources such as coal-fired plants. TVA uses simple-cycle units to meet peaking or backup power needs. As TVA evaluates the retirement of its coal-fired fleet and works to accelerate the growth of renewables, it also continues to evaluate adding flexible lower carbon-emitting gas plants as a strategy to maintain reliability. The natural gas-fired fleet supports renewable expansion by providing reliability across all hours, as well as the flexibility to help manage ramping and intermittency. Commercial operations began on Paradise CTs 5-7 on December 29, 2023. TVA also has ongoing natural gas projects at its Johnsonville, Cumberland, and Kingston sites and is evaluating natural gas projects for the replacement generation for the second unit at Cumberland, a new Caledonia CT plant on TVA land, and an aeroderivative CT project at TVA's Allen site. TVA may decide to make further strategic investments in natural gas-fired facilities in the future by purchase, construction, or lease, to help support portfolio diversification and system reliability.

    See Item 2, Properties — Generating Properties, Note 8 —Leases, and Note 14 — Debt and Other Obligations for a discussion of lease arrangements into which TVA has entered in connection with certain combined cycle facilities. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Natural Gas-Fired Units for a discussion of ongoing projects at certain natural gas-fired facilities.

Coal-Fired

     At September 30, 2024, TVA had four coal-fired plants consisting of 24 active units, accounting for 5,815 MW of summer net capability. TVA considers units to be in an active state when the unit is generating, available for service, or temporarily unavailable due to equipment failures, inspections, or repairs.

    Coal-fired plants have been subject to increasingly stringent regulatory requirements over the last few decades, including those under the Clean Air Act ("CAA"), the Clean Water Act ("CWA"), and the Resource Conservation and Recovery Act ("RCRA").  TVA is pursuing a programmatic approach for the evaluation of its sites where coal combustion residuals ("CCR") are stored to meet all applicable state and federal regulations.  See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residuals — Coal Combustion Residuals Facilities.

    TVA continues to work toward a balanced generation plan with greater reliance on lower-cost and cleaner energy generation technologies. Since September 30, 2010, TVA has reduced its summer net capability of coal-fired units by 8,418 MW. TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035, and that evaluation includes environmental review, public input, and TVA Board approval. In January 2023, TVA issued its Record of Decision to retire the two coal-fired units at Cumberland by the end of calendar year ("CY") 2026 and CY 2028. In April 2024, TVA issued its Record of Decision to retire the nine coal-fired units at Kingston by CY 2027. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio.

Diesel Generators

    At September 30, 2024, TVA had one diesel generator plant consisting of five units, and this facility accounted for nine
MW of summer net capability. These units are not currently dispatched for generation to the transmission grid.

Hydroelectric Pumped-Storage

At September 30, 2024, TVA had four units at Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain") with a total net summer capability of 1,715 MW. These units are utilized to balance the transmission system as well as generate power. TVA uses electricity generated by its fleet during periods of low demand to operate pumps that fill the reservoir at Raccoon Mountain. Then, during periods of high or peak demand, the water is released and the pumps reverse to work as power generating turbines.

New hydroelectric pumped-storage is one of several technologies that TVA is exploring to ensure the reliability and resiliency of the grid, particularly as intermittent renewables like solar continue to be added to the generation mix. In 2023, TVA announced sites for a potential future pumped-storage facility. After completing an Environmental Impact Statement ("EIS"), TVA will select a site based on a wide range of environmental, social, and technical factors. Exploratory drilling is occurring.

Renewable Energy Resources

As more consumers and businesses are seeking cleaner energy, the utility industry is evolving to meet those needs. As TVA also evolves, it will see impacts to the way it does business through the pricing of products, transmission of energy, and development of new products and services for its customers in support of changing customer preferences. Many companies are focusing on sustainability and requiring more energy efficiency and renewable energy options. In addition, TVA seeks to obtain greater amounts of its power supply from clean resources to work towards carbon emission reductions. As a result, TVA is working to increase its renewable energy portfolio by investing in existing hydroelectric assets through the Hydro Life Extension Program, securing renewable PPAs, and exploring Self-Directed Solar projects. TVA also encourages renewable power and offers renewable resources through various current programs and offerings, including the Green Invest Program, which matches customer demand with renewable supply and is designed to meet the needs of customers at scale. See Power Purchase and Other Agreements for information on TVA’s PPAs, including renewable agreements, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Renewable Power Purchase Agreements for a discussion of TVA's RFPs.

Conventional Hydroelectric Dams. At September 30, 2024, TVA's hydroelectric fleet consisted of 29 conventional hydroelectric dams throughout the Tennessee River system with 109 conventional hydroelectric units (106 active units and three units in long-term outage and unavailable for service), that accounted for 3,757 MW of summer net capability. Wilbur Hydroelectric Facility Units 1-3 were in long-term outage and unavailable for service at September 30, 2024.  The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors, including the amount of precipitation and runoff, initial water levels, generating unit availability, and the need for water for competing water management objectives.  When these factors are unfavorable, TVA must increase its reliance on higher cost generation plants and purchased power.  In addition, TVA receives a portion of energy generated by eight of the U.S. Army Corps of Engineers ("USACE") dams on the Cumberland River system, and electric generation from the USACE dams is dependent on the same factors that affect generation from the TVA-owned dams.  See Dam Safety Assurance Program and Weather and Seasonality below.

Hiwassee Hydro Unit 2 has a unique reversible turbine/generator that acts as a pump and a turbine enhancing TVA's ability to balance baseload generation.  At September 30, 2024, Hiwassee Hydro Unit 2 accounted for 86 MW of the conventional hydroelectric summer net capability.

    TVA has a Hydro Life Extension Program which focuses on recovering and preserving TVA's extensive hydroelectric fleet, improving efficiency and flexibility, and ensuring long-term reliability of this vital clean energy asset. As part of this program, TVA is working to add additional carbon free capacity to some of its existing hydroelectric units. In a separate effort, TVA is working to improve transmission system reliability by upgrading or adding synchronous condensing capability to several of the conventional hydro units in the fleet. Hydroelectric generation is an important part of TVA's energy mix in the future. It plays a vital role in carbon reduction initiatives, the ability to integrate other renewables into the power portfolio, and TVA's ability to meet changing customer preferences for cleaner energy sources.

In 2023, TVA signed a Memorandum of Understanding ("MOU") with the DOE to enhance collaboration on hydropower technology development. Joint efforts are focusing on evaluating and demonstrating different approaches for operating hydropower plants to meet the electricity grid's changing needs.

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

Self-Directed Solar. During 2019, the TVA Board approved the opportunity for TVA to explore being directly involved in the development of a utility-scale solar project, contingent on the successful completion of environmental reviews under the National Environmental Policy Act ("NEPA") and other applicable laws. In 2021, TVA purchased land for this development, and in 2022, environmental reviews were completed. The challenges affecting the U.S. solar industry are also being seen in TVA's Self-Directed Solar project. The project has experienced delays and cost increases due to escalations from supply chain limitations. TVA has elected to pursue a competitive selection process with third parties for the development of the photovoltaic ("PV") solar facility to be located on the site. TVA plans to enter into a long-term PPA to purchase the energy generated by the facility. An RFP has been issued to this effect, and selection of the awardee is anticipated in early CY 2025.

In November 2022, the TVA Board approved the opportunity for TVA to explore the development of an additional utility-scale solar project, contingent on successfully completing environmental reviews under NEPA and other applicable laws and obtaining the necessary state permits. The project would utilize TVA land, deploying a solar cap system on the closed CCR facility at the TVA Shawnee Fossil Plant in Paducah, Kentucky. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Self-Directed Solar.
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

Small-scale Solutions. The Green Connect Program connects residential customers who are interested in on-site solar PV and/or battery storage systems with qualified solar and battery storage installers who agree to install to Green
Connect Program Standards. These qualified installers, who are members of TVA's Quality Contractor Network, are insured and licensed and have also completed special training on TVA guidelines. Participants have access to objective information and the benefit of installation verifications with regard to whether their solar PV system has met the Green Connect Program Standards.

Utility-scale Solutions. The Green Invest Program matches customer demand with renewable supply through a Green Invest Agreement. The goal of the Green Invest Program is to meet the long-term sustainability needs of customers at scale. TVA procures the needed renewable supply through a diversified approach, which could include a competitive procurement process, strategic partnerships, or construction of renewable facilities to meet these needs. As of September 30, 2024, more than 1,950 MW of renewable PPAs have been matched to customers through the Green Invest Program. In addition, Generation Flexibility is a solution available to LPCs participating in TVA's Partnership Agreement and supports the deployment of up to 2,000 MW of distributed solar to provide clean, local generation. See Note 17 — Revenue.

Other Renewable Solutions. The Green Switch Program allows customers to support solar renewable resources through purchasing renewable solar energy generated in the Tennessee Valley. The product is sold in blocks of 200 kWh or matches 100 percent of a customer's electricity usage (available through select LPCs). During the year ended September 30, 2024, participants purchased 67,122 MWh through the Green Switch Program. The Green Flex Program gives commercial and industrial customers the ability to meet sustainability goals and to make renewable energy claims through RECs from wind generation located outside TVA's service area. During the year ended September 30, 2024, participants purchased approximately 694,000 RECs through the Green Flex Program.

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

Total Renewable Energy Resources. As of September 30, 2024, TVA's total renewable energy resources amounted to 9,766 MW. Of this amount, 6,964 MW are operating while 2,802 MW are contracted but not yet online. In addition, TVA has 299 MW from Self-Directed Solar projects currently under development, which are not represented in the table below.
Notes
(1) Contracted resources are executed PPAs expected to come online at a future date.
(2) Hydroelectric power consists of 3,757 MW from TVA-owned conventional hydroelectric facilities and 779 MW from renewable PPAs.
(3) TVA acquires RECs in connection with certain purchased power transactions and sells some of these RECs to customers. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Renewable Power Purchase Agreements.

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
(3) TVA acquires RECs in connection with certain purchased power transactions and sells some of these RECs to customers. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Renewable Power Purchase Agreements.

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

    On-site energy management technologies and the proliferation of companies interested in providing services to support and aggregate the impacts of such systems provide another DER opportunity. Such systems can afford the consumer benefits through reduced consumption, increased comfort, detailed energy use data, and savings from time-sensitive rate structures. TVA and LPCs must consider the impacts of integration from changes in energy usage patterns resulting from the operation of such systems.

    Demand response systems that take advantage of the increasing sophistication in communication to homes, businesses, and distribution system assets also afford the opportunity for more granular control of system demand. Technologies can manage individual customer systems to shift usage from peak to off-peak periods and create significant reductions in the need for peak generation output or curtail usage for short periods to balance system demand. More sophisticated distribution control systems can also lower peak demand through control of excess voltage on the grid on either a dispatchable or continuous basis. Some large industrial customers also have the capacity to respond within a designated notice period and can augment operational flexibility by providing ancillary services. See Community Energy Portfolio below.

Community Energy Portfolio

TVA continues to make investments in its community energy portfolio, consisting of energy efficiency, demand response, renewable, and resiliency programs, as part of its commitment to meet the Tennessee Valley’s growing energy needs and to support a decarbonized and more resilient grid. TVA is expanding its portfolio and plans to invest more than $1.5 billion in its energy efficiency and demand response programs from 2024 – 2028. Over this five-year period, TVA anticipates approximately 2,200 gigawatt hours of net incremental energy efficiency savings and expects to have over 2,200 MW of demand response portfolio capacity in 2028. These amounts are forward-looking and subject to various uncertainties. See Forward-Looking Information and Item 1A, Risk Factors. In 2024, TVA invested $173 million in its energy efficiency and demand response programs. As of September 30, 2024, TVA has 1,444 MW of demand response peak season portfolio capacity and effectively reduced 2024 energy needs by approximately 205 gigawatt hours of net incremental energy efficiency savings.

TVA's community energy portfolio consists of programs aimed at balancing system needs by lowering costs, shaping energy usage, increasing capacity, and decarbonizing the grid, all through the participation of end-use consumers. These programs help end-use consumers save on their bills and reduce some of the need for new generation in the future and are offered to both end-use residential customers and businesses and industries. TVA also has energy programming focused on expanding partnerships, improving program access, and catalyzing investment in communities where all individuals can benefit from TVA's resources. TVA's Community Energy Efficiency Programs, a component of the community energy portfolio, include (1) the Home Uplift Program, which completes home evaluations and makes high-impact home energy upgrades for qualifying homeowners at no cost to the homeowners, (2) the School Uplift Program, which assists schools with adopting strategic energy management practices, and (3) the Small Business Uplift Program, which assists small businesses located within underserved communities with energy evaluations and energy improvement investments provided by TVA at no cost to the small business.

TVA anticipates additional community energy programs to be developed over the coming years to grow the community energy portfolio. See Distributed Energy Resources above for further discussion on demand response systems.

Power Purchase and Other Agreements

TVA acquires power from a variety of power producers generally through long-term and short-term PPAs as well as through spot market purchases.  During 2024, TVA acquired approximately 98 percent of the power that it purchased through the long-term PPAs described below, including agreements for long-term renewable generation resources, and approximately two percent on the spot market. During 2023, TVA acquired approximately 92 percent of the power that it purchased through long-term PPAs, approximately six percent through short-term PPAs, and approximately two percent on the spot market.

TVA's capability provided by PPAs is primarily provided under contracts that expire through 2044 and are described in the table below.

Power Purchase Agreements(1) At September 30, 2024
Type of Facility	Location	Number of Contracts	Contract Capacity (MW)(2)	Contract Termination Date
Renewable PPAs
Operating
Solar	Tennessee	8	430	2032 - 2044
Solar	Alabama	2	302	2037 - 2041
Solar	Mississippi	1	150	2044
Total Operating Solar		11	882
Wind	Tennessee	1	25	2025
Wind	Iowa	2	299	2030 - 2031
Wind	Kansas	2	366	2032 - 2033
Wind	Illinois	3	550	2032 - 2033
Total Operating Wind		8	1,240
Hydroelectric	Tennessee, Kentucky, and North Carolina	2	779	2035 and upon three years' notice
Landfill Gas	Tennessee	1	5	2031
Subtotal Operating		22	2,906
Contract Renewable Resources(3)			300
Total Renewable Operating PPAs			3,206

Contracted (not yet online)
Solar(4)		21	2,802
Total Renewable Contracted PPAs		21	2,802

Nonrenewable PPAs
Operating
Diesel	Tennessee	4	59	2028 - 2032
Diesel	Alabama	1	10	2035
Diesel	Mississippi	2	46	2028
Total Operating Diesel		7	115
Natural Gas(5)	Alabama	3	2,068	2024 - 2033
Natural Gas(5)	Georgia	3	646	2024-2025
Natural Gas	Illinois	1	479	2028
Natural Gas	Missouri	1	50	2025
Natural Gas	Pennsylvania	1	500	2028
Total Operating Natural Gas		9	3,743
Coal	Georgia	1	250	2026
Coal	Mississippi	1	500	2026
Lignite	Mississippi	1	440	2032
Total Operating Coal		3	1,190
Battery Storage	Mississippi	1	50	2044
Total Nonrenewable Operating PPAs		20	5,098

Contracted (not yet online)
Nuclear		1	14
Battery Storage(4)		4	320
Total Nonrenewable Contracted PPAs		5	334

Notes
(1) TVA acquires RECs in connection with certain purchased power transactions and sells some of these RECs to customers. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Renewable Power Purchase Agreements.
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
(4) See challenges associated with contracted PPAs not yet online in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Renewable Power Purchase Agreements.
(5) Included in the table above is 500 MW of power delivery in Alabama and 250 MW of power delivery in Georgia that expired on September 30, 2024.

Under federal law, TVA is required to purchase energy from qualifying facilities (cogenerators and small power producers) at TVA's avoided cost of either generating this energy itself or purchasing this energy from another source. TVA fulfills this requirement through the Dispersed Power Production Program. At September 30, 2024, there were 1,197 generation sources, with a combined qualifying capacity of 279 MW, whose power TVA purchases under this program.

Fuel Supply

General

TVA's consumption of various types of fuel depends largely on the demand for electricity by TVA's customers, the availability of various generating units, and the availability and cost of fuel. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Expenses.

Nuclear Fuel

Current Fuel Supply. Converting uranium to nuclear fuel generally involves four stages: the mining and milling of uranium ore to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride gas; the enrichment of uranium hexafluoride; and the fabrication of the enriched uranium hexafluoride into fuel assemblies. TVA plans to continue using contracts of various products, lengths, and terms as well as inventory to meet the projected nuclear fuel needs of its nuclear fleet.  The net book value of TVA's nuclear fuel was $1.3 billion at both September 30, 2024 and 2023.

On May 13, 2024, President Biden signed the Prohibiting Russian Uranium Imports Act into law. Further restrictions on working with, and sanctions against, Russia or Russian entities may be forthcoming. TVA's currently contracted supply on nuclear fuel will not be impacted by the new law or future sanctions or restrictions related to Russia. TVA's nuclear fuel is supplied primarily by U.S., Canadian, Australian, and European Union sources, and TVA has existing physical inventories located in the United States and Canada sufficient to fuel its reactors for many years. Further, existing federal law already prohibited
TVA from purchasing Russian or Chinese nuclear fuel. TVA is not contracted to purchase any Russian or Chinese origin nuclear fuel, and has no Russian or Chinese origin nuclear fuel in inventory for use in its reactors. TVA could be impacted by higher market prices as a result of general market impacts resulting from the new law and other potential trade restrictions; however, at this time TVA's nuclear fuel is obtained predominantly through long-term contracts.

TVA, the DOE, and certain nuclear fuel contractors have entered into agreements, referred to as the Down-blend Offering for Tritium ("DBOT"), that provide for the production, processing, and storage of low-enriched uranium that is to be made using surplus DOE highly enriched uranium and other uranium.  Low-enriched uranium can be fabricated into fuel for use in a nuclear power plant.  Production of the low-enriched uranium began in 2019 and is contracted to continue through September 2027.  Contract activity after that date will consist of storage and flag management.  Flag management ensures that the uranium is unencumbered by policy restrictions, so that it can be used in connection with the production of tritium. Under the terms of the interagency agreement between the DOE and TVA, the DOE will reimburse TVA for a portion of the costs of converting the highly enriched uranium to low-enriched uranium. See Note 1 — Summary of Significant Accounting Policies — Down-blend Offering for Tritium for a more detailed discussion of the DBOT project.

Low-Level Radioactive Waste.  Certain materials and supplies used in the normal operation of nuclear electrical generating units are potentially exposed to low levels of radiation. TVA sends shipments of low-level radioactive waste to burial facilities in Clive, Utah, and Andrews, Texas.  TVA is capable of storing some low-level radioactive waste at its own facilities for an extended period of time, if necessary.

Spent Nuclear Fuel.  All three nuclear sites have dry cask storage facilities.  Sequoyah will need additional capacity by 2029.  Browns Ferry will need additional capacity by 2037. Watts Bar will need additional capacity by 2039. To recover the cost of providing long-term, on-site storage for spent nuclear fuel, TVA filed a breach of contract suit against the U.S. in the U.S. Court of Federal Claims in 2001. As a result of this lawsuit and related agreements, TVA has collected approximately $483 million through 2024.

Tritium-Related Services.  TVA and the DOE are engaged in a long-term interagency agreement under which TVA will, at the DOE's request, irradiate tritium-producing burnable absorber rods ("TPBARs") to assist the DOE in producing tritium for the Department of Defense ("DOD").  This agreement, which ends in 2040, requires the DOE to reimburse TVA for the costs that TVA incurs in connection with providing irradiation services and to pay TVA an irradiation services fee at a specified rate per TPBAR over the period when irradiation occurs.

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

TVA has provided irradiation services using Watts Bar Unit 1 since 2003 and Watts Bar Unit 2 since 2021. TVA has increased its production to within currently licensed limits for Watts Bar Unit 1 and expects to be within licensed limits for Watts Bar Unit 2 in April 2025. The DOE notified TVA of future increased needs for tritium, and TVA submitted a License Amendment Request in 2023 to fulfill this request. This request was approved by the NRC in April 2024. The DOE's decision also allows for irradiation of TPBARs at Sequoyah in the future; however, TVA does not have plans to employ Sequoyah units for tritium production in the near term.

Natural Gas and Fuel Oil

During 2024, TVA purchased a significant amount of its natural gas requirements from a variety of suppliers under contracts with terms of up to five years and purchased substantially all of its fuel oil requirements on the spot market. The net book value of TVA's natural gas inventory was $23 million and $25 million at September 30, 2024 and 2023, respectively. The net book value of TVA's fuel oil inventory was $72 million and $84 million at September 30, 2024 and 2023, respectively. At September 30, 2024, 61 of the combustion turbine assets were dual-fuel capable, and TVA has fuel oil stored on each of these sites as a backup to natural gas.

TVA purchases natural gas from multiple suppliers on a daily, monthly, seasonal, and term basis.  TVA uses contracts of various lengths and terms to meet the projected natural gas needs of its natural gas fleet.  During 2024, TVA arranged for the transportation of natural gas on eight separate pipelines, with approximately 69 percent being transported on two pipelines. During 2024, TVA maintained a total of approximately 1,887,883 million British thermal unit(s) ("mmBtu") per day of firm transportation capacity on eight major pipelines, with approximately 63 percent of total firm transportation capacity being maintained on two pipelines.

TVA utilizes natural gas storage services at eight facilities with a total capacity of 7.8 billion per cubic feet ("Bcf") of firm service and 7.3 Bcf of interruptible service to manage the daily balancing requirements of the eight pipelines used by TVA, with approximately 52 percent of the total storage capacity being maintained at two facilities. During 2024, storage levels were generally maintained at between 40 and 80 percent of the maximum contracted capacity at each facility. As TVA's natural gas requirements grow, it is anticipated that additional storage capacity may need to be acquired to meet the needs of the generating assets.  In 2025, TVA expects to increase its storage portfolio by approximately three percent.

Coal

Coal consumption at TVA's coal-fired generating facilities during both 2024 and 2023 was approximately 12 million tons.  At September 30, 2024 and 2023, TVA had 28 days and 21 days of system-wide coal supply at full burn rate, respectively, with net book values of $191 million and $204 million, respectively.

TVA utilizes both short-term and long-term coal contracts.  During 2024, long-term contracts made up 94 percent of coal purchases, and short-term contracts accounted for the remaining six percent.  TVA plans to continue using contracts of various lengths, terms, and coal quality to meet its expected consumption and inventory requirements.  During 2024 and 2023, TVA purchased coal by basin as follows:

    The following charts present the proportion of each delivery method TVA utilizes for its coal supply for the periods indicated:
Coal inventory decreased at September 30, 2024 as compared to September 30, 2023. Coal supply availability and transportation performance continued to improve in 2023 and 2024. Throughout 2024, TVA was able to meet burn and increase inventory stockpiles due to current market conditions reflecting an approximate balance between demand and available supply, weaker export markets, and stable natural gas prices. TVA also invested in additional multi-year coal supply contracts to help provide stability in coal supply availability. These investments are expected to support fuel resilience with TVA's overall coal supply.

Transmission

The TVA transmission system is one of the largest high-voltage transmission systems in North America.  TVA's transmission system has 69 interconnections with 13 neighboring electric systems and delivered approximately 163 billion kWh of electricity to TVA customers in 2024.  In carrying out its responsibility for transmission grid reliability in the TVA service area, the TVA transmission grid has operated with 99.999 percent reliability since 2000. See Item 2, Properties — Transmission Properties.

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

Weather and Seasonality

Weather affects both the demand for and the market prices of electricity. TVA's power system is generally a dual-peaking system in which the demand for electricity peaks during the summer and winter months to meet cooling and heating needs. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit. See Item 1, Business — Flood Control Activities, Item 1, Business — Environmental Matters — Climate Change — Physical Impacts of Climate Change, Item 1A, Risk Factors — Risks Related to the Environment and Catastrophic Events, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Sales of Electricity.

Competition

    TVA provides electricity in a service area that is largely free of competition from other electric power providers. This service area is defined primarily by provisions of law and long-term contracts. The region in which TVA or LPCs that distribute TVA power may provide power is limited and is often referred to as the "fence." Under the FPA, the Anti-Cherrypicking Amendment ("ACPA") limits the ability of others to use the TVA transmission system for the purpose of serving customers within TVA's service area.  State service territory laws limit unregulated third parties' ability to sell electricity to consumers. All TVA wholesale power contracts are all requirements contracts; however, Power Supply Flexibility Agreements available to LPCs that have executed long-term Partnership Agreements with TVA allow LPCs to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in August 2023. These revised agreements permit projects to be located anywhere in TVA's service area, connected either to the LPC distribution system or to TVA's transmission system, and make it easier for LPCs to partner on projects. In addition, other utilities may use their own transmission lines to serve customers within TVA's service area, and third parties are able to avoid the restrictions on serving end-use customers by selling or leasing generating assets to a customer rather than selling electricity. These threats underscore the need for TVA to design rates and strategically price its products and services to be competitive. There have also been some efforts to erode the ACPA, and the protection of the provision could be limited and perhaps eliminated by federal legislation at some time in the future.

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

TVA places a high priority on providing innovation and research efforts to close gaps and develop the energy system of the future which are organized around its transformative innovation initiatives: advanced nuclear solutions, decarbonization options, storage integration, regional grid transformation, electric vehicles evolution, connected communities, and the newest - Future Grid Performance. TVA has placed an emphasis on research leading to the understanding and application of clean resources to support the reduction of carbon emissions from its power supply. This research supports both TVA and national strategic interests to reduce carbon emissions and is designed to both catalyze and support TVA’s decarbonization initiative.

    TVA is committed to investing in the future of nuclear and continues to evaluate the licensing and design of emerging nuclear technologies, such as advanced light water SMRs and advanced non-light water reactors, as part of technology innovation efforts aimed at developing the energy system of the future, one of TVA's strategic elements of Operational Excellence. In December 2019, TVA became the first utility in the nation to successfully obtain approval for an early site permit from the NRC to potentially construct and operate SMRs at its Clinch River Site. TVA has entered into memorandums of understanding and agreements that allow for mutual collaboration to explore advanced reactor designs as a next-generation nuclear technology while leveraging the expertise of federally funded research and development centers, utilities, vendors, and academic institutions. These contractual relationships are important steps in the early stages of evaluation as TVA considers the economic feasibility of advanced nuclear reactors. These contractual relationships are also intended to leverage innovations to improve advanced nuclear designs, streamline licensing pathways, find efficiencies in construction methods, and optimize operating expenses. For example, TVA has entered into a multi-party collaborative arrangement to advance the global development of the GE Hitachi Nuclear Energy BWRX-300 SMR. See Note 21 — Collaborative Arrangement for additional information on the multi-party collaboration arrangement. TVA currently believes that this advanced nuclear reactor technology is most readily available for deployment with the fewest risks; as such, TVA is evaluating this technology in greater detail, while still considering other advanced reactor technologies. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Small Modular Reactors for additional discussion and total costs related to SMR work. TVA is also partnering on the exploration of fusion technology.

TVA is a founding member of the Low Carbon Resources Initiative ("LCRI"), which is a coalition of utilities and researchers led by EPRI and the Gas Technology Institute. The LCRI's purpose is to engage, inform, support, and accelerate global low-carbon solutions creating pathways to advance carbon reducing technologies for large scale utility deployment. The initial five-year initiative from 2020 to 2024 will extend into 2027 and includes foundational technical research and demonstration projects support creating resource options, such as alternative fuels (hydrogen, ammonia, and methanized derivatives), carbon capture, electrification, and utilization of clean DER as part of the overall low-carbon resource mix. TVA plans to continue involvement with LCRI to support demonstrations of technologies itself and gain knowledge from other demonstrations which can support pathways to decarbonization. TVA has made progress understanding regional geology and carbon capture technologies and is evaluating both with an emphasis on the potential for carbon capture in TVA's future. To support this initiative, in 2023 TVA entered into an MOU to study the development, construction, and operation of carbon capture, utilization, transportation, and sequestration infrastructure at or near TVA’s Ackerman and Paradise Combined Cycle Plants.

At the forefront of the energy storage initiative is deploying grid-scale battery energy storage technology to optimize the existing TVA generation assets and improve the resiliency of the transmission system. In 2020, TVA launched its first TVA-owned, grid scale, lithium-ion demonstration battery project, and in 2023, TVA began construction near Vonore, Tennessee. The 20 MW battery system was installed in the first quarter of 2024, and the site is progressing toward construction completion with the expectation to begin testing and commissioning by the first quarter of 2025. TVA is also evaluating a battery energy storage system utilizing grid-forming inverters. Additionally, TVA is contracting for several battery energy storage systems to be deployed in the region by third-party developers who will make their systems available for TVA dispatch as described in Part II, Item 7,

Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Renewable Power Purchase Agreements. The system integration lessons learned from these projects will guide future application of battery storage as part of the evolving bulk power system in the region. TVA is studying the optimal siting and design for another pumped-storage plant as described in Power Supply and Load Management Resources — Hydroelectric Pumped-Storage. TVA is also evaluating the potential of short duration battery alternatives to lithium-ion and long duration storage alternatives to pumped-storage.

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

TVA has 23 Connected Communities pilot projects with many different stakeholders across four focus areas: Broadband and Digital Literacy, Economic Empowerment, Energy and Environmental Justice, and Enhanced Community Resiliency. Connected Communities pilot projects are aimed at addressing today’s challenges with community-driven information and technology solutions for a modernized energy system. Connected Communities has ten community partnerships to provide consulting services to test a framework for engaging communities to help set goals, scope projects, and apply for funding. Research will continue to identify best practices, better understand challenges in the Tennessee Valley, and scale up learnings from the projects to broader applications throughout the Tennessee Valley.

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

Finally, in 2023, TVA began an initiative called Future Grid Performance. This initiative seeks to address grid needs to keep the grid reliable and stable as TVA transitions to an energy system that has a greater share of intermittent and inverter-based resources, such as renewables and battery storage, connected to the transmission system. See Transmission above for more information on this initiative.

Flood Control Activities

    The Tennessee River watershed has one of the highest annual rainfall totals of any watershed in the U.S., averaging 51 inches per year. During 2024, approximately 52 inches of rain fell in the Tennessee Valley. TVA manages the Tennessee River system in an integrated manner, which includes managing minimum river flows and minimum depths for navigation, reducing flood damage, generating low-cost hydroelectric power, maintaining flows that support habitat for fish and other aquatic species, maintaining water supply, and providing recreational opportunities for the Tennessee Valley. In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy. TVA spills or releases excess water through its dams in order to reduce flood damage to the Tennessee Valley. TVA typically spills only when all available hydroelectric generating turbines are operating at full capacity and additional water still needs to be moved downstream.

    The Tennessee Valley experienced just above normal rainfall at 104 percent of normal and runoff at 81 percent of normal during 2024. Although runoff for 2024 was below normal due to fewer significant rain events, the winter and spring timing of above normal rainfall during the period supported TVA's objective to generate low-cost hydroelectric power while also meeting its river system commitments, including flood mitigation, which is estimated to have prevented damages across the Tennessee Valley of approximately $406 million in 2024 and $10.1 billion over TVA's recorded history.

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

    TVA serves the people of the TVA region through the integrated management of the Tennessee River system and public lands, which include approximately 11,000 miles of shoreline; 650,000 surface acres of reservoir water; and 293,000 acres of reservoir lands.  TVA accomplishes this mission and supports the objectives of the TVA Environmental Policy through implementation of its natural resources stewardship strategy.  Within this strategy, TVA confirms a desire to remain agile, balance competing demands, and be a catalyst for collaboration in order to protect and enhance biological, cultural, and water resources as well as create and sustain destinations for recreation and opportunities for learning and research.  As part of the strategy, TVA intends to assist water-based community development with the issuance of permits, technical support, and land agreements using planning, clear regulations, meaningful guidelines, and consistent enforcement. Additional guidance for carrying out many of TVA's essential stewardship responsibilities is provided in TVA's Natural Resource Plan. The plan aligns TVA's mission with the stewardship strategy and includes ten focus areas that provide a comprehensive view of resource stewardship efforts.

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

    In 2024, TVA's economic development efforts and programs helped attract or expand 175 companies into the TVA service area. These companies announced the following economic performance measures:

Economic Performance Measure	At September 30, 2024(1)
Projected capital investments	$8.9 billion
Jobs expected to be created (#)(2)	10,368
Jobs expected to be retained (#)(3)	42,393
Notes
(1)     These amounts are forward-looking and are subject to various uncertainties. Amounts may differ materially based upon a number of factors, including, but not limited to, economic downturns or recessions. See Forward-Looking Information and Item 1A, Risk Factors.
(2) "New jobs" in the TVA fiscal year are newly created, paid positions at a facility of a TVA customer. “Positions” are calculated by adding (1) the number of full-time, on-site employees and/or independent contractors at the facility, (2) the total number of full-time work-from-home employees and independent contractors who reside in the TVA service territory and who spend 100% of their work time on facility-related matters, and (3) the total hours worked on facility-related matters by (a) full-time and part-time on-site employees at the facility and (b) full-time and part-time work-from-home employees who reside in the TVA service territory and who spend less than 100% of their work time on facility-related matters, divided by the number of work hours of such employees based on a 40 hour work week. A “TVA customer” means an entity that purchases power from TVA or a distributor of TVA power. New jobs reported by TVA may include positions created during the current TVA fiscal year and certified projections of anticipated positions to be created within a five-year time frame. New job numbers reported by TVA are certified and provided to TVA by TVA customers.
(3) "Retained jobs" are paid positions at a facility of a TVA customer that were created prior to the current TVA fiscal year and that continue to be filled in the current TVA fiscal year. “Positions” are calculated by adding (1) the number of full-time, on-site employees and/or independent contractors at the facility, (2) the total number of full-time work-from-home employees and independent contractors who reside in the TVA service territory and who spend 100% of their work time on facility-related matters, and (3) the total hours worked on facility-related matters by (a) full-time and part-time on-site employees at the facility and (b) full-time and part-time work-from-home employees who reside in the TVA service territory and who spend less than 100% of their work time on facility-related matters, divided by the number of work hours of such employees based on a 40 hour work week. A “TVA customer” means an entity that purchases power from TVA or a distributor of TVA power. Retained job numbers reported by TVA are certified and provided to TVA by TVA customers.

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

Finally, on July 28, 2023, FERC issued Order No. 2023. The order updates the procedures for interconnecting generating facilities and is intended to address interconnection queue backlogs, improve certainty in the interconnection process, and encourage the evaluation of alternative transmission technologies. TVA has revised its generation interconnection procedures and agreements to align with Order No. 2023, effective November 1, 2024.

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

Clean Air Act Programs and Regulations

    National Ambient Air Quality Standards. The CAA requires EPA to set National Ambient Air Quality Standards ("NAAQS") for certain air pollutants. EPA has set NAAQS for ozone, particulate matter, sulfur dioxide ("SO2"), nitrogen oxides ("NOx"), carbon monoxide, and lead. Over the years, EPA has made the NAAQS more stringent. Each state must develop a plan to be approved by EPA for achieving and maintaining NAAQS within its borders. These plans impose limits on emissions from pollution sources, which are applicable to certain TVA generating units, including fossil fuel-fired plants. Areas meeting a NAAQS are designated as attainment areas. Areas not meeting a NAAQS are designated as non-attainment areas, and more stringent requirements apply in those areas, including stricter controls on industrial facilities and more complicated and public permitting processes. TVA fossil fuel-fired plants can be impacted by these requirements. Currently, all TVA generating units are located in areas designated as attainment areas. On March 6, 2024, however, EPA finalized more stringent NAAQS for particulate matter that may increase the likelihood of certain areas in TVA’s service territory being designated as non-attainment areas. TVA could incur significant costs associated with upgrades to facilities if such facilities are in areas that are redesignated as being in non-attainment. The more stringent NAAQS are currently subject to a legal challenge seeking to overturn the standards.

    Revised Cross-State Air Pollution Rule. TVA power plants are subject to EPA's Cross-State Air Pollution Rule ("CSAPR"). CSAPR addresses air pollution from upwind states in the U.S. that affect air quality in downwind states and is focused on NOx and SO2. To comply with CSAPR, TVA power plants must obtain one NOx allowance for every ton of NOx emitted during the ozone season. Under a revised version of CSAPR (the "Revised CSAPR Update Rule"), the Shawnee Fossil Plant ("Shawnee") facility is subject to reduced ozone-season NOx allowances and has been required to use most of its allowance inventory. In 2024, TVA monitored forecasted needs and utilized purchased allowances for the Shawnee facility. A longer-term compliance strategy for the facility is being developed that may include installing NOx control upgrades, incorporating operational changes, and continuing to purchase allowances. When completed, this strategy will help TVA comply with both the Revised CSAPR Update Rule and the Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone NAAQS. TVA has obtained approval from the State of Kentucky for construction of seven selective catalytic reduction systems ("SCRs") at the Shawnee facility. In 2024, TVA constructed an SCR on Shawnee Unit 7 and is constructing SCRs at three additional Shawnee Units by the end of 2025. As of September 30, 2024, TVA had spent $189 million and expects to spend an additional $51 million. TVA is evaluating plans for the remaining units.

Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone NAAQS. On March 15, 2023, EPA issued final regulations known as the "Good Neighbor Plan" to reduce NOx emissions from power plants and certain industrial facilities. With the Good Neighbor Plan, EPA issued its Federal Implementation Plan ("FIP") that covers 23 states, including Alabama, Kentucky, and Mississippi, to reduce the interstate transport of NOx. Under the rule, beginning with the 2023 ozone season, power plants in 22 states, including Alabama, Kentucky, and Mississippi, are required to participate in a NOx trading program. Over time, the emission budgets will decline based on the level of reductions achievable through phased installation of emissions controls at power plants starting in 2024. The rule also establishes daily emission rates for coal steam electric generating units greater than or equal to 100 MW in the covered states beginning with the 2024 ozone season. To help comply with these regulations, TVA is developing a longer-term compliance strategy for its Shawnee facility that may include installing NOx control upgrades, incorporating operational changes, and continuing to purchase allowances. See Revised Cross-State Air Pollution Rule above. During 2023, EPA issued interim rules to stay the effectiveness of the 2023 FIP requirements for emission sources in several states, including Kentucky, Mississippi, and Alabama. The Good Neighbor Plan itself has been challenged in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"), and applications were filed with the U.S. Supreme Court to stay the plan while its merits are being litigated. On June 27, 2024, the U.S. Supreme Court stayed the Good Neighbor Plan. The stay prevents EPA from applying the Good Neighbor Plan in 23 affected states, including Alabama, Kentucky, and Mississippi, pending the disposition of the petition for review. TVA cannot predict the outcome of the litigation or how it may impact its operations.

    Mercury and Air Toxics Standards for Electric Utility Units. On May 7, 2024, EPA published a final rule that strengthens and updates the Mercury and Air Toxics Standards (“MATS”) for electric generating units ("EGUs") to reflect recent developments in control technologies. The rule lowers the emission standard for filterable particulate matter ("PM") from 0.030 lbs/MMBtu to 0.010 lbs/MMBtu, with compliance to be demonstrated solely through the use of PM Continuous Emission Monitoring Systems. The rule is subject to legal challenges. If the challenges are not successful, the rule could require TVA to refurbish existing pollution control equipment at some of its coal-fired units, and the cost of such refurbishments could be substantial.

    Environmental Agreements. In 2011, TVA entered into two substantively similar agreements, one with EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups (collectively, the "Environmental Agreements"). To resolve alleged New Source Review claims, TVA committed under the Environmental Agreements to, among other things, take now-completed actions regarding coal-fired units and invest $290 million in certain TVA environmental projects. See Note 22 — Commitments and Contingencies — Legal Proceedings — Environmental Agreements, which discussion is incorporated herein by reference.

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

    Regional Haze Program. EPA issued the Clean Air Visibility Rule, which required certain older sources to install best available retrofit technology. No additional controls or lower operating limits are required for any TVA units to meet best available retrofit technology requirements. In 2017, EPA published the final rule that changed some of the requirements for Regional Haze State Implementation Plans ("SIPs"). Specific impacts on TVA cannot be determined until future Regional Haze SIPs are developed for the next decennial review under the visibility haze provisions of the CAA. States were required to submit their Regional Haze SIPs to EPA by July 31, 2021. In response to requests from state air pollution control agencies in Tennessee and Kentucky, TVA submitted regional haze analyses for its Cumberland and Shawnee facilities, respectively, to those state agencies. The reports evaluate SO2 emission reduction options for these facilities and will be considered by these state agencies in preparing their Regional Haze SIPs. On August 25, 2022, EPA issued a final action stating that 15 states, including Kentucky, failed to submit a complete SIP, which triggered a two-year deadline for EPA to promulgate a FIP for the state unless Kentucky submits, and EPA approves, a SIP satisfying the visibility protection requirements of the CAA. TVA negotiated with Kentucky and agreed to accept a federal limit for SO2 emissions starting January 1, 2028. In August 2023, TVA submitted a Title V permit application to the Kentucky Division of Air Quality that incorporates this limit. TVA anticipates that it could meet this limit by installing control technologies for the seven uncontrolled Shawnee units. On June 4, 2024, the Kentucky Division of Air Quality made Kentucky's Regional Haze SIP available for public comments and expects to submit the final SIP to EPA after consideration of those public comments. See Revised Cross-State Air Pollution Rule above for additional information regarding TVA’s plans to control the Shawnee units.

    Start Up, Shutdown, and Malfunctions. Opacity, or visible emissions, measures the denseness or color of power plant plumes and has traditionally been used by states as a means of monitoring good maintenance and operation of particulate control equipment. Under some conditions, retrofitting a unit with additional equipment to better control SO2 and NOx emissions can adversely affect opacity emissions, and TVA and other utilities have addressed this issue. The evaluation of utilities' compliance with opacity requirements is coming under increased scrutiny, especially during periods of startup, shutdown, and malfunction ("SSM"). Historically, SIPs developed under the CAA typically excluded periods of SSM, but in June 2015, EPA finalized a rule to eliminate such exclusions ("2015 Rule"). Environmental petitioners and several states filed petitions for judicial review of the 2015 Rule before the D.C. Circuit. On March 1, 2024, the D.C. Circuit determined that EPA exceeded its authority in removing the SSM exemptions from SIPs without showing the exemptions impede compliance with the CAA. TVA cannot predict the outcome of future SIP submittals in responding to the March 2024 decision of the D.C Circuit.

New York Petition to Address Impacts from Upwind High Emitting Sources. In 2018, the State of New York filed a petition with EPA under Section 126(b) of the CAA to address ozone impacts on New York from the NOx emissions from sources emitting at least 400 tons of NOx in CY 2017 from nine states including Kentucky. The New York petition requests that EPA require daily NOx limits for several Kentucky utility units including the Shawnee units. Kentucky utility unit NOx emissions are already limited under CSAPR and are declining, and current EPA modeling projects that no additional requirements to reduce Kentucky NOx emissions are necessary. In 2019, EPA finalized its denial of New York's petition. The State of New York filed a petition in the D.C. Circuit for judicial review of EPA's denial of the petition, and in July 2020, the D.C. Circuit vacated EPA's denial of the petition and remanded the petition to EPA for reconsideration. Specific impacts to TVA cannot be determined until EPA takes further action on the petition.

GHG Emissions. On May 9, 2024, EPA published a final rule that (1) repeals the Affordable Clean Energy Rule addressing GHG emissions from existing fossil fuel-fired electric generation units (“EGUs”), (2) establishes guidelines for GHG emissions from existing fossil-fuel fired steam generating EGUs, (3) finalizes revisions to the New Source Performance Standards (“NSPS”) for GHG emissions from new and reconstructed fossil fuel-fired stationary combustion turbine EGUs, and (4) finalizes revisions to the NSPS for GHG emissions from fossil fuel-fired steam generating EGUs that undertake a large modification. The degree of GHG emission reduction would depend on the EGU’s retirement date, and the cost of such reductions would likely be substantial. TVA is still evaluating the potential impact of the rule on its new natural gas-fired EGUs, but the impact would also likely be substantial. Provisions of the rule addressing GHG emissions from base load natural gas-fired EGUs would apply to new combined cycle ("CC") gas plants at which construction commenced after May 23, 2023. Base load CC gas plants subject to the rule would be required by January 1, 2032, to control 90 percent of the GHG emissions, most likely through carbon capture and storage. EPA did not finalize guidelines for GHG emissions from existing fossil fuel-fired stationary combustion turbine EGUs in this rulemaking. The rule is subject to legal challenges. Under the new rule, TVA would be required to reduce GHG emissions from any coal-fired units that it continues to operate beyond January 1, 2032.

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
Nitrogen Oxide (NOx)(2)
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

For CY 2023, TVA's emissions of carbon dioxide ("CO2") from its owned and operated units, including purchased power and REC retirement adjustments which reduce the reportable CO2 emissions, were 49 million tons, resulting in a TVA system average, as delivered, CO2 emission rate of 625 lbs/MWh. This represents a 58 percent and 53 percent reduction in mass carbon emissions and TVA's carbon emission rate, respectively, from 2005 levels.

While TVA continues down the path of lowering emissions, including GHG emissions, there will be fluctuations in TVA's emission numbers as a result of various factors, including electricity usage in the Tennessee Valley and changes in the power supply mix, as TVA continues to make operational decisions to keep the system reliable and deliver low-cost energy. The achievement of TVA's carbon reduction efforts, and its ability to maintain system reliability during the transition to cleaner forms of energy, is subject to numerous risks. See Forward-Looking Information, and Item 1A, Risk Factors — Operational Risks — TVA may not be able to meet its carbon reduction aspirations, which may result in additional capital expenditures or higher operating expense.

Report on Climate-Related Risks. On December 30, 2022, the Government Accountability Office ("GAO") publicly released a report entitled Tennessee Valley Authority: Additional Steps Are Needed to Better Manage Climate-Related Risks. This report examines climate-related risks to TVA's operations and steps TVA has taken to manage climate-related risks as well as additional steps needed. In the report, GAO made recommendations, including that TVA conduct an inventory of assets and operations vulnerable to climate change and develop a resilience plan that identifies and prioritizes resilience measures.

TVA provided a response to GAO in June 2023 outlining completed and planned TVA actions to address the recommendations. To strengthen TVA’s climate resiliency, TVA has established new priority actions in TVA’s Climate Adaptation Plan. Based on the information provided and the release of the 2024 Climate Adaptation Plan, GAO agreed to close all the recommendations on August 14, 2024.

    Executive Actions. President Biden has taken several executive actions relating to climate change.

•On January 20, 2021, President Biden issued EO 13990, "Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis." EO 13990 directs federal agencies to review and revise regulations consistent with broad policy goals to improve public health and the environment, reduce GHG emissions, and prioritize environmental justice. In addition, EO 13990 re-established an Interagency Working Group and tasked it with identifying areas and other key decisions where agencies should consider the social cost of GHG, which is a modeled metric used to estimate damages that GHG causes across society. On September 21, 2023, President Biden announced that he approved recommendations from the Interagency Working Group on the expanded use of the social costs of GHG for budgeting, procurement, and other agency decisions, including reaffirming its use for environmental reviews where appropriate.

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
TVA is voluntarily pursuing multiple policies and programs in the Tennessee Valley that support the goals and policies of these executive actions. See Actions Taken by TVA to Reduce GHG Emissions below. TVA must consider executive actions within the context of statutory requirements imposed by Congress when carrying out its mission such as the TVA Act, which requires power to be sold at rates as low as feasible, and the Energy Policy Act of 1992, which requires the use of least-cost resource planning. TVA performs long-term least-cost resource planning through its Integrated Resource Plan process.

    Paris Agreement. The U.S. is currently part of the Paris Agreement. The Paris Agreement tracks emissions targets through nationally determined contributions ("NDCs"). Each nation that is a party to the Paris Agreement is asked to prepare five-year, successive NDCs that it plans to achieve. In April 2021, the Biden Administration announced its GHG NDCs for 2030 under the Paris Agreement, and these NDCs establish a new target for the U.S. to achieve a 50 to 52 percent reduction from 2005 levels in economy-wide net GHG pollution in 2030. TVA's own operations have achieved GHG reductions from 2005 levels that are in excess of 50 to 52 percent.

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

    Physical Impacts of Climate Change. Physical impacts of climate change may include, but not be limited to, changing weather patterns, extreme weather conditions, and other events such as flooding, droughts, wildfires, heat waves, and snow or ice storms, and these events can impact TVA's system in terms of system operability, customer demand, and the health of regional economies. TVA updated its Climate Adaptation Plan in 2024. The goal of the action planning process is to ensure TVA continues to achieve its mission and program goals and to operate in a secure, effective, and efficient manner in a changing climate by integrating climate change adaptation efforts in coordination with state and local partners, tribal governments, and private stakeholders. TVA manages the risks proposed by climate change on its mission, programs, and operations within its environmental management processes, though such risks cannot be completely eliminated.

    Actions Taken by TVA to Reduce GHG Emissions. TVA has reduced GHG emissions from both its generation facilities and its other operations. TVA Board actions have focused on further reducing GHG emissions from its generation fleet by evaluating the potential retirement of its coal-fired fleet, increasing its nuclear capacity, modernizing its hydroelectric generation system, increasing natural gas-fired generation to enable greater integration of renewables on the grid, increasing its purchases of renewable energy, building solar facilities, and investing in energy efficiency initiatives to reduce energy use in the Tennessee Valley.  Additionally, TVA continues to invest in energy efficiency in its operations and offer renewable energy programs. See Power Supply and Load Management Resources — Renewable Energy Resources. These changes support the broad electrification and carbon emission reduction efforts in other sectors of the economy. Also, TVA has partnered with the University of Tennessee Baker School for Public Policy and Public Affairs and with diverse stakeholders from across the Tennessee Valley to conduct a Valley Pathways Study, which is focused on building a competitive and clean economy for the Tennessee Valley. This study examines potential scenarios for all economic sectors across the Tennessee Valley that will support sustainable growth and a viable and preferred decarbonization pathway. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio.

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

Renewable/Clean Energy Standards

    Thirty-five states and the District of Columbia have established enforceable or mandatory requirements for electric utilities to generate a certain amount of electricity from renewable sources or have established a renewable goal. In 18 of those states and the District of Columbia, the requirement is for a 100% clean electricity standard or goal by 2050 or earlier. One state within the TVA service area, North Carolina, has a mandatory renewable and clean energy goal that, while not applying directly to TVA, does apply to TVA's LPCs serving retail customers in that state.  TVA's policy is to provide compliance assistance to any distributor of TVA power, and TVA is providing assistance to the covered LPCs that sell TVA power in North Carolina. In 2020, Virginia signed into law the Clean Economy Act. This act establishes a mandatory requirement for utilities to generate a certain amount of electricity from renewable sources. At this time, TVA is not impacted by the legislation due to the relatively small amount of electricity that TVA provides in Virginia compared to other utilities. Likewise, the Mississippi Public Service Commission adopted an energy efficiency rule applying to electric and natural gas providers in the state, and TVA is supplying information on participation in TVA's energy efficiency programs to support the covered Mississippi LPCs.

Water Quality Control Developments

Waters of the United States. On May 25, 2023, the Supreme Court in Sackett v. EPA narrowed the interpretation of the scope of “waters of the United States” under the CWA. Specifically, the Court ruled that CWA jurisdiction extends only to wetlands that have continuous surface connection with relatively permanent bodies of water connected to traditional interstate navigable waters. In reaching its decision, the Court rejected the “significant nexus” standard for determining the jurisdiction of the CWA that was articulated by Justice Kennedy in the Court’s Rapanos decision. The result of this decision is that fewer waters will be subject to CWA permitting or other restrictions. In response to the Sackett v. EPA decision, EPA and the Army Corps of Engineers (“ACE”) published a final rule in the Federal Register in September 2023 that reestablishes, for the third time, the definition of waters of the United States. The new definition encompasses fewer water bodies than the previous definition. As such, ACE permits will no longer be required for some streams and wetlands that would have been included based on the previous “significant nexus” standard.

    Cooling Water Intake Structures. In 2014, EPA released a final rule under Section 316(b) of the CWA relating to cooling water intake structures ("CWIS") for existing power generating facilities. The rule requires changes in CWIS used to cool the vast majority of coal, gas, and nuclear steam-electric generating plants and a wide range of manufacturing and industrial facilities in the U.S.  The final rule requires CWIS to reflect the best technology available ("BTA") for minimizing adverse environmental impacts, primarily by reducing the amount of fish and shellfish that are impinged or entrained at a CWIS. These new requirements will potentially affect a number of TVA's fossil-fueled and nuclear-fueled facilities and will likely require capital upgrades to ensure compliance. Most TVA facilities are projected to require retrofit of CWIS with "fish-friendly" screens and fish return systems to achieve compliance with the new rule. The rule is being implemented through permits issued under the National Pollutant Discharge Elimination System ("NPDES") in Section 402 of the CWA. State agencies administer the NPDES permit program in most states including those in which TVA's facilities are located.  In addition, the responsible state agencies must provide all permit applications to the U.S. Fish and Wildlife Service for a 60-day review prior to public notice and an opportunity to comment during the public notice. As a result, the permit may include requirements for additional studies of threatened and endangered species arising from U.S. Fish and Wildlife Service comments and may require additional measures to be taken to protect threatened and endangered species and critical habitats directly or indirectly related to the plant cooling water intake. TVA's review of the final rule indicates that the rule offers adequate flexibility for cost-effective compliance.  The required compliance timeframe is linked to plant-specific NPDES permit renewal cycles (i.e., technology retrofits), and compliance activities have begun and are expected to continue through the 2028 - 2030 timeframe. These compliance activities include the requirement to conduct and submit studies on entrainment mortality, and these studies will be submitted as part of the permit renewal process. Using these studies, the state permitting agency will determine if the existing technology exhibits best technology or if alternative technology is required to achieve BTA. To address impingement mortality, a facility has 180 days after its reissued NPDES permit becomes effective to select impingement compliance options and submit a compliance schedule for implementation. A waiver from having to implement its impingement compliance requirements can be obtained if the facility will be retiring in the next five-year permit cycle.

EPA has never previously applied the requirements under Section 316(b) to hydroelectric facilities. However, in September 2021, EPA Region 10, which covers an area outside TVA’s service area, issued NPDES permits to four hydroelectric plants that include Section 316(b) requirements. In determining the BTA to minimize adverse impacts on the environment using best professional judgment, Region 10 analyzed the existing controls that the hydroelectric facilities were already implementing and concluded that those controls constitute BTA. It is not clear whether this approach will be adopted nationwide or how the BTA standard would be applied to TVA's hydroelectric facilities; accordingly, the specific impacts to TVA from the Region 10 permits cannot be determined at this time.

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

    Steam-Electric Effluent Guidelines. In October 2020, EPA issued final revised electric effluent limitations guidelines ("ELGs") for bottom ash transport water and FGD wastewater. The primary impact for TVA is on the operation of existing coal-fired generation facilities. The revision also includes a subcategory for which Cumberland would qualify that provides TVA greater flexibility in meeting the ELGs. The revision includes two additional subcategories for low utilization units and units that cease coal combustion by the end of CY 2028. In October 2021, TVA filed notices of planned participation preserving the option for TVA's Bull Run, Cumberland, and Kingston plants to participate in the subcategory for units that cease coal combustion by the end of CY 2028.

On May 9, 2024, EPA issued final steam ELGs. This rule is expected to significantly impact wastewater treatment options at coal combustion facilities with waste streams that operate past 2028. This rule establishes more stringent technology-based effluent limitations for four waste streams: flue gas desulfurization (“FGD”) wastewater, bottom ash transport water (“BATW”), combustion residual leachate (“CRL”), and legacy wastewater. The rule also establishes a new subcategory for CRL called unmanaged CRL, which includes discharges of CRL that the permitting authority determines are the functional equivalent of direct discharges of CRL or groundwater that meets the definition of CRL that is pumped to the surface and discharged to the waters of the United States. The 2024 ELGs are based on performance of specific technologies applied to these wastewaters. The rule establishes a general applicability category and a 2034 retirement subcategory for existing coal generation and retains the 2028 retirement subcategory and voluntary incentives program from the 2020 rule. The 2024 rule is likely to affect TVA’s operating fossil sites, including Kingston, Cumberland, Gallatin, and Shawnee, and imposes additional reporting requirements for Bull Run. Additionally, this rule could impact any sites with CRL that have repowered or in the future could repower with steam electric generation. TVA is evaluating the applicability of this rule on all facilities as appropriate. Currently, the rule is subject to legal challenges. If the challenges are not successful, TVA could incur substantial costs to comply with the rule.

In 2021, TVA submitted requests to state regulatory authorities to modify NPDES permits for Kingston, Cumberland, Bull Run, Shawnee, and Gallatin Fossil Plant ("Gallatin") to incorporate into the permits limitations in EPA's 2020 rule. The Tennessee Department of Environment and Conservation ("TDEC") issued a final permit for Cumberland in the first quarter of 2024. In addition, consistent with the 2024 rule, on August 6, 2024, TVA submitted requests to state regulatory authorities to modify NPDES permits for Kingston, Cumberland, Shawnee, and Gallatin to incorporate into the permits limitations in EPA's 2024 rule.

    Other Water Quality Control Requirements. As is the case in other industrial sectors, TVA and other utilities are also facing more stringent requirements related to drinking water standards, including new limits and requirements for per- and polyfluoroalkyl substances, the protection of wetlands, reductions in storm water impacts from construction activities, new water quality criteria for nutrients and other pollutants, new wastewater analytical methods, and changes in regulation of pesticide application.

Cleanup of Solid and Hazardous Wastes

    TVA Sites. Historical operations by TVA and other entities at certain facilities have resulted in releases of contaminants that TVA is addressing, including at TVA's Environmental Research Center at Muscle Shoals, Alabama. TVA has completed several removal, remedial, and characterization actions at the site, as required by a RCRA permit issued by the Alabama Department of Environmental Management ("ADEM"). On September 30, 2024, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information was available to develop a cost estimate was approximately $15 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. ADEM issued a renewed permit to TVA in July 2023, with a 10-year term. The new permit will not have any adverse impacts on TVA. In addition, the Environmental Research Center has an active groundwater monitoring program as part of a permitted corrective action plan.

    Non-TVA Sites. TVA is aware of alleged hazardous-substance releases at certain non-TVA areas for which it may have some liability. See Note 22 — Commitments and Contingencies — Contingencies — Environmental Matters.

    Coal Combustion Residuals. EPA published its final rule governing CCR in 2015. The rule regulates CCR as nonhazardous waste under Subtitle D of RCRA and establishes standards for landfill and surface impoundment placement, design, operation, and closure; groundwater monitoring; corrective action; and post-closure care. The initial version of the rule provided for self-implementation by utilities and allowed enforcement through citizen suits in federal court. The Water Infrastructure Improvements for the Nation Act subsequently allowed state or federal-based permitting to implement EPA's CCR rule ("CCR Rule") instead of self-implementation. In 2020, EPA issued the final Part A revision to its CCR Rule. Among other things, the final Part A rule requires unlined CCR surface impoundments to stop receiving CCR and non-CCR wastestreams and to initiate closure or retrofit by no later than April 11, 2021. TVA ceased sending CCR and non-CCR wastestreams to, and initiated closure of, unlined CCR surface impoundments by the specified deadline. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residuals — Coal Combustion Residuals Facilities for a discussion of the impact on TVA's operations, including the cost and timing estimates of related projects.

On May 8, 2024, EPA published its final legacy CCR Rule ("Legacy CCR Rule"), which expands the scope of the existing regulatory requirements of the 2015 CCR Rule to include two additional classes of CCR units: Legacy Surface Impoundments (“Legacy SIs”) and Coal Combustion Residual Management Units (“CCRMUs”). Legacy SIs include inactive surface impoundments at retired generating facilities that were exempt from the 2015 CCR Rule. CCRMUs are a newly defined category that includes previously unregulated areas at CCR facilities where CCR was beneficially reused in an unencapsulated manner, disposed, placed, or managed on land outside of CCR units regulated by the 2015 CCR Rule. TVA completed applicability reports for multiple Legacy SIs by the November 8, 2024 deadline and as authorized by regulation is still evaluating whether other CCR units might constitute Legacy SIs. For CCRMUs, TVA must complete the initial round of facility evaluation reports by February 8, 2026, and the subsequent round by February 8, 2027. During 2024, TVA recorded additional estimated AROs of $3.1 billion as a result of EPA's Legacy CCR Rule and recorded a corresponding regulatory asset of $3.1 billion due to these AROs being associated with closed sites and asset retirement costs having been fully depreciated. These amounts are forward-looking and are subject to various uncertainties, and actual amounts may differ materially based upon a number of factors, including, but not limited to, the outcome of legal challenges to the Legacy CCR Rule, ongoing evaluations of the number and scope of newly regulated units, and determinations on final closure requirements and performance standards. See Forward-Looking Information and Item 1A, Risk Factors for a discussion of additional factors. Revisions to the additional estimated non-

nuclear AROs from the Legacy CCR Rule will be made whenever factors indicate that the timing or amounts of estimated cash flows have changed. See also Note 13 — Asset Retirement Obligations. In addition, EPA has recently interpreted its CCR Rule in a way that could challenge TVA's predominant closure methodology for many units, thereby potentially creating significant additional costs with implementing closure.

In August 2015, TDEC issued an order that includes an iterative process through which TVA and TDEC will investigate, assess, and remediate any unacceptable risks resulting from CCR management and disposal at TVA CCR units in the State of Tennessee. As part of this process, TVA has submitted environmental assessment reports (“EARs”) to TDEC, and after the EARs are approved, TVA will submit Corrective Action/Risk Assessment (“CARA”) Plans that will identify the unacceptable risks and TVA's proposed remediation. TDEC will review the CARA Plans and provide comments, and TVA will make revisions to address TDEC's comments until TDEC approves a final CARA Plan for each site. The public also will have an opportunity to review and comment on each CARA Plan prior to TDEC's approval of the final plan. During 2024, TDEC approved EARs for John Sevier, Cumberland, Kingston, Allen, and Watts Bar, and TVA submitted initial drafts of the CARA Plans for John Sevier, Cumberland, Allen, Watts Bar, and Kingston. TVA also submitted an initial draft of the Gallatin Ash Pond Complex CARA Plan to TDEC in January 2024 pursuant to a consent order and agreement. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Initiatives and Challenges – Coal Combustion Residuals – Coal Combustion Residual Facilities for a discussion of the Gallatin Ash Pond Complex. As discussed above, revisions of these initial draft CARA Plans will continue through the iterative process until the final plans are approved.

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
Groundwater Impacts Associated with CCR Management Activities. There is increased attention among EPA, environmental groups, and state regulatory agencies on impacts to groundwater associated with CCR management activities. As a result, TVA may be required to change how it manages CCR at some of its plants, potentially resulting in higher costs. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residuals — Coal Combustion Residuals Facilities and — Allen Groundwater Investigation and Note 13 — Asset Retirement Obligations.
Environmental Investments
From 1970 to 2024, TVA spent approximately $6.8 billion on controls to reduce emissions from its coal-fired power plants, including $28 million, $25 million, and $16 million in 2024, 2023, and 2022, respectively, on clean air controls. In addition, TVA has reduced emissions by idling or retiring coal-fired units and relying more on cleaner energy resources including natural gas and nuclear generation and renewable sources.
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
    SO2 Emissions and NOx Emissions. To reduce SO2 emissions, TVA operates scrubbers on 17 of its coal-fired units and switched to lower-sulfur coal at certain coal-fired units. To reduce NOx emissions, TVA operates SCRs on 18 coal-fired units, operates low-NOx burners or low-NOx combustion systems on 20 units, optimized combustion on all 24 units, and operates NOx control equipment year round when units are operating (except during start-up, shutdown, and maintenance periods). TVA has also retired 35 of 59 coal-fired units. In 2024, TVA constructed an SCR on Shawnee Unit 7 and is constructing SCRs at three additional Shawnee Units by the end of 2025. TVA is evaluating plans for the remaining units. Except for six units at Shawnee, the remaining coal-fired units in the TVA fleet have scrubbers and SCRs. See Power Supply and Load Management Resources — Coal-Fired above.

Particulate Emissions. To reduce particulate emissions of air pollutants, TVA has equipped all of its coal-fired units with scrubbers, mechanical collectors, electrostatic precipitators, and/or bag houses.
    Greenhouse Gas Emissions. Various federal agencies, including EPA and the Department of Commerce, may issue regulations establishing more stringent air and waste requirements, as well as GHG accounting requirements, and these requirements could result in significant changes in the structure of the U.S. power industry, especially in the eastern half of the country. There could be additional material costs if further reductions of GHGs, including CO2, are mandated by legislative, executive, regulatory, or judicial actions and if more stringent emission reduction requirements for conventional pollutants are established. These costs cannot reasonably be predicted at this time because of the uncertainty of these actions.

Estimated Required Environmental Expenditures
    The following table contains information about TVA's current estimates on projects related to environmental laws and regulations.

Estimated Potential Environmental Expenditures(1)(2) As of September 30, 2024 (in millions)
	2025	2026	2027 - 2029(3)	Total
Coal Combustion Residual Program(4)	$342	$472	$1,575	$2,389
Clean Air Act control projects(5)	83	16	58	157
Clean Water Act requirements(6)	20	24	47	91
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $111 million, $116 million, and $258 million for 2025, 2026, and 2027 - 2029, respectively, in capital environmental expenditures. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Requirements.
(3) These estimates do not include expenditures expected to be incurred after 2029.
(4)  Includes known costs necessary for both federal and state compliance with the CCR rule, including requirements for the closure of facilities, post-closure maintenance, monitoring, and inspections. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residuals — Coal Combustion Residuals Facilities and Note 13 — Asset Retirement Obligations.
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

Human Capital Management

People Strategy and TVA's Values

The employees of TVA continued to advance TVA’s unique mission and business goals to create an environment that supports and responds to the changing needs of its workforce, using People Advantage and four other Strategic Priorities (Operational Excellence, Financial Strength, Powerful Partnerships, and Igniting Innovation) to help create a culture that lives up to its values.

Paramount to TVA's focus on human capital and its People Advantage priority are three specific pillars: (1) Inclusion with Diversity ("IwD"), (2) Talent, and (3) Engagement, all of which are briefly highlighted below. To help shape an inclusive work environment that values all voices, TVA has intensified its efforts over the past few years to integrate IwD into its culture and make its efforts and progress sustainable and a part of TVA's daily operations.

Inclusion with Diversity

TVA recognizes inclusion as a journey, not a destination, and has continued to make significant strides throughout 2024 by acknowledging that its people bring more to the workplace than simply skills. Looking ahead, TVA and its industry will face challenging new technologies, customer expectations, and environmental requirements.

TVA further illustrates its commitment to employees and communities by championing Employee Resource Groups and various diversity councils across TVA. Diversity Impact Awards also reflect the effectiveness of TVA’s diversity efforts, which extend outside of TVA.

Talent

Attracting and Retaining Talent. The strength of TVA lies in the collective power from the diverse knowledge, experiences, and perspectives that its employees bring from a variety of backgrounds. TVA recruits talent primarily from across the Tennessee Valley region and utilizes a talent framework to deliver enterprise workforce needs supporting attraction, selection, development, engagement, and performance. TVA actively engages with key community and university partners to recruit talent in craft, engineering, information technology, and professional positions, and continues to improve employment opportunities and the talent pool within TVA’s workforce through early career apprenticeships and internships. TVA's top majors for its intern population are engineering, computer science, data analytics, and business/finance.

Healthy Attrition. TVA’s voluntary attrition rates continue to fall well below the national, utility, and government benchmarks, with the majority of TVA's attrition noted as “healthy” attrition (e.g., retirements). TVA believes this stability is critical to TVA’s success in a complex and competitive work environment and among a highly skilled workforce.

Competitive Total Rewards. TVA’s total rewards package is a significant factor in attracting and retaining top talent. TVA provides market-based and competitive compensation and benefits, which includes an annual incentive plan (extended to all eligible employees, including TVA's represented employee population). Additionally, in support of its cultural commitment to IwD,

TVA periodically reviews and monitors compensation pay practices to promote fairness and equity and continues to provide leaders with tools to assist in making equitable pay decisions.

Development and Training. As TVA continues to adapt to the evolving demands of the industry, it seeks to motivate people to do their best work by aligning employee development, skills, and capabilities with what TVA needs to succeed now and in the future. TVA provides individual and team training opportunities as well as development opportunities for all employee levels. In-person and online learning events are offered and encouraged, and TVA also provides tuition reimbursement opportunities for academic programs aligned with TVA’s business and workforce development needs.

    Leadership Development and Succession Planning. TVA encourages and motivates employees to seek development and leadership opportunities. With the assistance of TVA’s talent review and succession planning program, 91 percent of director and executive level roles have at least one succession candidate identified and at least one ready-now succession candidate. A continuous focus on and support of leadership development has helped TVA meet or exceed established goals for female and people of color representation in leadership. TVA believes that its strength lies in the collective power from the diverse knowledge, experiences, and perspectives that its employees bring. To inspire the best from its people, TVA utilizes a talent management framework to deliver enterprise workforce needs supporting talent attraction, selection, development, engagement, and performance.

Engagement

Strong engagement levels impact all TVA strategic priorities. TVA’s employee engagement survey is administered a minimum of annually to all employees and measures overall engagement and drivers of engagement. Results from the surveys are shared with employees and used by TVA leadership and business units to improve and monitor progress against People Advantage objectives.

Safety and Employee Health. Safety is one of TVA’s core values. TVA's safety program is based on the fundamentals of a safety management system, which includes management commitment, employee engagement, hazard recognition and control, worksite analysis, contractor safety management, training, review, and continuous improvement. Further, management illustrates its commitment to human capital by including a safety metric in its incentive compensation metrics that tracks the serious injury incident rate and applies to all eligible participants in TVA’s annual program. A keen focus on safety helps TVA maintain top quartile ranking in workforce engagement, top quartile serious injury performance, and a clear link to other key areas such as IwD.

Partnerships with Unions. TVA has a long-standing policy of acknowledging and working with recognized representatives of its employees, and that policy is reflected in long-term agreements to recognize the unions (or their successors) that represent TVA employees.

TVA’s labor strategy is critical to the achievement of its strategic priorities as it prepares the workforce for the future. Its employees are represented by six collective bargaining agreements and nine labor unions. This reflects 57 percent of TVA's internal workforce, or approximately 6,000 employees. With the addition of collective bargaining agreements and labor unions for TVA's contractors, there are a total of nine collective bargaining agreements and 17 labor unions. TVA’s partnerships with these unions go back more than 80 years and form the backbone of TVA and its ability to serve the people of the Tennessee Valley.

Ethics

Ethics and integrity have been highly valued and essential elements of TVA's culture since TVA's establishment in 1933. TVA's Ethics & Compliance ("E&C") office aims to help employees make the right decisions when the right decisions may not be clear. TVA requires all employees and certain contractors to take annual ethics training and attest to a code of conduct, which sets forth standards for adhering to core values and conducting its affairs with openness, honesty, and integrity every day. In response to these efforts and a review by Ethisphere®, TVA became the first federal agency to receive the Compliance Leader VerificationTM ("CLV") certification, applicable for 2022-2023. In December 2023, TVA received its second consecutive certification from Ethisphere®, applicable for 2024-2025, and remains the only federal agency to have received the CLV certification at this time.

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

Key measures of success in TVA’s People Advantage strategic priority are set forth below at or for the years ended September 30 (unless otherwise noted):

	Goal	Actual
Performance Measures	2025	2024	2023
People of color representation in leadership (%) (1)	13.0%	11.1%	10.9%
Female representation in leadership (%) (1)	22.0%	19.4%	19.7%
Diverse external hires (%) (2)	42.0%	39.2%	41.4%
Voluntary attrition (%) (3)	2.4%	1.2%	1.4%
Engagement (100-point scale) (4)	Top Quartile (≥77)	82	81
Inclusion (100-point scale) (5)	Median (≥72)	74	75
Recordable injuries (#) (6)	0	25	32
Serious injury incident rate (7)	0.02	0.00	0.02
Serious injury incidents (7)	0	0	3
Ethics violations (8)	0	17	23
Notes
(1) Defined as first line supervisors and above.
(2) Defined as external hires who are female, persons of color, or persons with disabilities.
(3) Voluntary attrition measures and accounts for all employees who leave the business voluntarily during a fiscal year.
(4) Based on score from Employee Engagement Survey defined as degree to which employees invest their cognitive, emotional, and behavioral energies toward positive organizational outcomes, at November 2023. Benchmark data is provided by the third-party administrator of the survey, based on data collected from over 550 organizations. Benchmarks are updated at least annually using data from the previous 12-month period.
(5) Based on score from Employee Engagement Survey defined as the degree to which employees sense they belong at work, at November 2023. Benchmark data is provided by the third-party administrator of the survey, based on data collected from over 550 organizations. Benchmarks are updated at least annually using data from the previous 12-month period.
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

Workforce Demographics

Employee Demographics
At September 30
	2024	2023
Number of employees	11,312	10,901
Employees represented by collective bargaining unit	57% of employees represented, or approximately 6,000 employees	58% of employees represented, or approximately 6,000 employees
Trades and labor employees	3,357	3,293
Average tenure (years)	12	12
Average age	45.4	45.4

	All Employees		Leadership		New Hires
	At September 30		At September 30		At September 30
	2024	2023	2024	2023	2024	2023
Female	2,401	2,289	323	309	261	267
People of Color	1,428	1,363	184	171	161	206
Military, Veteran	1,910	1,883	352	336	115	148
Disabled	877	844	139	134	49	44
Note
All data is based upon self-reported information provided to TVA.

In addition to the employees above, TVA also had approximately 16,800 and 15,600 contractors on September 30, 2024 and 2023, respectively, providing intermittent or full-time services to achieve critical strategic objectives. The majority of these contractors are managed by TVA suppliers that are providing services to TVA and primarily provide construction, maintenance, and modification work on TVA property and facilities as well as supplemental staffing for projects in support of various business needs.

ITEM 1A. RISK FACTORS

    The risk factors described below, as well as the other information included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the "Annual Report"), should be carefully considered.  Risks and uncertainties described in these risk factors could cause future results of TVA operations to differ materially from historical results as well as from the results anticipated in forward-looking statements.  Although the risk factors described below are the ones that TVA considers material, additional risk factors that are not presently known to TVA or that TVA presently does not consider material may also impact TVA's business operations.  See Forward Looking Information above for a description of some matters that could affect the below risks or generate new risks. The occurrence of any of the following could have a material adverse effect on TVA's cash flows, results of operations, or financial condition.

For ease of reference, the risk factors are presented in eight categories: (1) regulatory, legislative, and legal risks; (2) operational risks; (3) cybersecurity and information technology risks; (4) financial, economic, and market risks; (5) human capital and management risks; (6) risks related to the environment and catastrophic events; (7) accounting and financial reporting risks; and (8) general risk factors.

REGULATORY, LEGISLATIVE, AND LEGAL RISKS

TVA may become subject to additional environmental regulations or may be required to expend significant funds in the future to comply with current regulations.

Laws, regulations, orders, and their interpretation pose a threat of substantially increasing TVA's cost of operations, including through prompting the early retirement of generation facilities, requiring significant capital expenditures to reduce carbon emissions, or causing TVA to change its anticipated methodology for closing CCR facilities. Possible areas of future laws or regulations include, but are not limited to, CCR, GHGs, ELGs, water quality, air quality, renewable energy portfolio standards, and natural gas production and transmission. See Item 1, Business — Environmental Matters — Clean Air Act Programs and Regulations for a discussion of EPA's new greenhouse gas emission standards and guidelines and new Mercury and Air Toxics Standards, Item 1, Business — Environmental Matters — Water Quality Control Developments for a discussion of EPA's new effluent limitation guidelines, Item 1, Business — Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals for a discussion of recent revisions to EPA's CCR Rule, and Item 1, Business — Environmental Matters — Climate Change — Executive Actions for a discussion of recent executive actions regarding climate change. Litigation may affect the timing and requirements of new regulatory proposals or may indirectly affect TVA, potentially even when TVA is not involved. Failure to comply with environmental requirements can result in enforcement actions and litigation, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or temporary or permanent closure of non-compliant facilities.

New environmental laws, regulations, or orders may become applicable to TVA or the facilities it operates, and existing environmental laws or regulations may be revised, enforced, or reinterpreted in a way that adversely affects TVA. EPA's recent regulations relating to closure of CCR facilities and EPA's revised interpretation of CCR regulations are pertinent examples. These rules will likely require TVA to incur significant additional costs with implementing closure, subject to the completion of any required environmental investigations or studies and any required approval of appropriate state regulators. TVA expects that these costs will substantially increase constraints related to TVA’s debt ceiling and increase risks related to, among other things, (1) maintaining TVA’s desired mix of generation assets, (2) meeting TVA’s carbon-reduction aspirations, and (3) operating TVA's assets or their supporting infrastructure in a manner TVA considers most efficient, each of which is discussed below in these Risk Factors.

Complicating these matters further, over the last several decades, U.S. Administrations have increasingly relied on regulations and executive orders to implement environmental policies and objectives in the absence of Congressional agreement regarding new legislation. This condition, which creates instability and unpredictability of environmental regulations, seems likely to persist and could increase due to apparent polarization between the two main political parties. As a result, TVA often must comply with and otherwise adapt to environmental regulations without assurance of their continued effect. TVA often does not have the ability to anticipate, or prepare in advance for, changes in regulatory approaches that may be implemented following a change in Administration.

The Supreme Court’s recent decision in Loper Bright Enterprises v. Raimondo overturned the Court’s longstanding deferral to the applicable agency’s interpretation of regulations. TVA is unable to predict whether, or to what extent, this decision will alter the outcome of judicial reviews of current or future regulations. TVA does not know whether risks related to current and future regulations affecting TVA will be significantly mitigated by the decision in Loper Bright.

New, existing, or amended laws, regulations, and administrative or executive orders, or congressional actions or inactions, create certain risks due to unique aspects of TVA’s structure and business.

TVA is subject to significant laws, regulations, and orders under federal law, including some that do not apply to private electric companies. The cost of complying with these laws, regulations, and orders is substantial, and costs could be significantly more than TVA anticipates, especially concerning environmental and nuclear compliance. In addition, TVA is required to obtain numerous regulatory permits and approvals from governmental agencies, and a failure to timely obtain desired approvals or to comply with any law, regulation, or order may cause TVA to change how it operates certain assets or pay fines for continuing to operate the assets. Moreover, since states are sometimes authorized to implement environmental programs so long as they implement the minimum federal standards in compliance, performance, and enforcement, TVA is often required to work with state agencies and officials in numerous jurisdictions to ensure compliance. Amendments to existing laws or future additional laws, regulations, and administrative or executive orders present additional risks, the occurrence of which is likely increased due to the potential for stakeholder activism. Further, federal administrative or executive orders could induce TVA to change the way it conducts its business. See Item 1, Business — Environmental Matters — Climate Change — Executive Actions for a discussion of recent executive actions regarding climate change. Furthermore, Congress could act or fail to act on various issues that may impact TVA, including but not limited to action or inaction related to the national debt ceiling or automatic spending cuts in government programs.

In addition, Congress may pass laws in the future specifically applicable to TVA. These may include, but are not limited to, the following:

•A divestment or forced sale of TVA assets, which could trigger change of control provisions in certain material contracts, in addition to other costs and potential business disruptions;
•A revocation of the TVA Board’s sole authority to set electricity rates under the TVA Act, which could result in material adverse impacts on TVA’s ability to meet financial obligations;
•A restriction on TVA accessing or controlling its funds that are on deposit in its U.S. Treasury account;
•A lowering of TVA’s debt ceiling from the $30.0 billion outstanding provided for in the TVA Act, which could inhibit TVA’s ability to raise capital necessary for essential business functions or for investing in carbon free technologies;
•A restriction on TVA’s authority to manage the Tennessee River system with power system operations, which could negatively impact TVA’s operations of certain electric generation facilities; and
•A limitation on TVA’s ability to pay its CEO or other employees competitive wages, which could negatively impact TVA’s ability to hire and retain talent needed to effectively fulfill TVA’s mission.

Although it is difficult to predict new laws, regulations, or administrative or executive orders, or congressional action or inaction, or how such laws, regulations, orders, actions, or inactions may impact TVA, any resulting change could require TVA to make substantial additional capital expenditures or abandon certain projects, which could negatively affect TVA's cash flows, results of operations, and financial condition.

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

TVA funds these operations almost entirely from the sale of electricity. In addition, TVA must balance these obligations with the objective to provide power at the lowest feasible rates. If TVA does not adequately communicate how it fulfills its various missions and the value it provides, its reputation may be harmed, which may result in political pressure to change its nature or operations as well as in the loss of public support.

TVA is involved in various legal and administrative proceedings, the outcomes of which may affect TVA's finances and operations.

TVA is involved in a wide range of legal and administrative proceedings and is likely to become involved in future additional proceedings in the ordinary course of business or as a result of, among other things, catastrophic events or environmental conditions arising from TVA property or areas where TVA has disposed of materials or property. For a discussion of certain current material legal proceedings, see Note 22 — Commitments and Contingencies — Legal Proceedings. The additional proceedings could involve, among other things, challenges to TVA’s CCR facilities, challenges to TVA's natural gas-fired plants and related pipelines, suits asserting nuisance claims under state law related to coal-fired plants, challenges to the anti-cherrypicking provision, challenges under NEPA, challenges under the Freedom of Information Act, and challenges to TVA’s authority to set rates and enter into contracts. Although TVA cannot predict the outcome of the individual matters in which TVA is involved or will become involved, the resolution of these matters could require TVA to make expenditures in excess of established reserves and in substantial amounts. Similarly, resolution of any such proceedings may require TVA to change its business practices or procedures, incur additional capital or operational expense, change how it operates its fossil-fueled units, cease construction of new natural gas-fired plants, reduce emissions to a greater extent or at a faster pace than TVA had planned, close existing CCR facilities sooner than planned, close existing CCR facilities using a different methodology than planned, build new CCR facilities sooner than planned, build new CCR facilities that were not planned, cease operation of some coal-fired units, adjust its rates, or terminate or modify contracts. These events individually or in the aggregate could have a material adverse effect on TVA’s cash flows, results of operations, and financial condition.

TVA could lose its protected service territory.

TVA’s service area is defined primarily by provisions of law and long-term contracts. The fence limits the region in which TVA or LPCs that distribute TVA power may provide power. The anti-cherrypicking provision precludes FERC from ordering TVA to transmit power for others if that power would be consumed within the TVA service area. State service territory laws limit unregulated third parties’ ability to sell electricity to consumers. From time to time, there have been efforts to circumvent the protection of the anti-cherrypicking provision. In addition, the protections afforded by the anti-cherrypicking provision conceivably could be affected by future federal legislation. If FERC were to limit the application of the anti-cherrypicking provision or if federal legislation were to eliminate or limit the application of the anti-cherrypicking provision without corresponding legislative modifications to the territorial limitations imposed by the fence, TVA could face increased competition and may lose some of its customers.

TVA may become subject to additional NERC requirements.

TVA is subject to federal reliability standards set forth by NERC and approved by FERC. TVA recognizes that reliability standards and expectations continue to become more complex and stringent for transmission systems. If TVA fails to comply with the mandatory reliability standards, TVA could be subject to increased compliance obligations, sanctions or both. Complying with these or additional requirements set forth by NERC may require significant capital expenditures and may negatively affect TVA's cash flows, results of operations, and financial condition.

OPERATIONAL RISKS

TVA's management and operation of CCR facilities expose it to additional costs and risks.

TVA operates coal-fired units that produce CCR as byproducts of the power production process. TVA manages CCR in dedicated, protective facilities operated by TVA. TVA has closed some of these facilities and is in the process of closing others. Many of these facilities do not have liners, as they were constructed prior to the requirement that such facilities be built with liners. TVA has been ordered by TDEC to undertake investigations at all CCR facilities in Tennessee. TVA has also been involved in litigation related to certain CCR facilities, and to resolve one such lawsuit, TVA agreed to remove or beneficially reuse significant amounts of CCR material at Gallatin Fossil Plant ("Gallatin"). TVA could be subject to similar litigation or orders in the future and could be required to restrict or stop the use of some or all CCR facilities that were not required to be closed by the CCR Rule or relocate CCR material to lined facilities. Further, TVA has decided to move all CCR material at Allen Fossil Plant rather than closing the CCR facilities in place as originally planned, which subjects TVA to additional costs and transportation-related risks. Moreover, EPA's new CCR rule will likely require TVA to incur significant additional costs with implementing closure, and EPA has recently interpreted its CCR rule in a way that could challenge TVA's predominant closure methodology for many units, thereby potentially creating significant additional costs with implementing closure. The ultimate resolution of matters relating to CCR obligations could have a material adverse effect on TVA's cash flows, results of operation, and financial condition.

TVA relies on certain assumptions about the future that may prove inaccurate, including when determining the appropriate mix of generation assets.

TVA uses certain assumptions that are presently justifiable to develop its future plans. Such assumptions include economic forecasts, anticipated energy and commodity prices, cost estimates, construction schedules, power demand forecasts, potential regulatory environments, and the appropriate generation mix to meet demand. Should these assumptions be inaccurate, or be superseded by subsequent events, TVA's plans may not be effective in achieving the intended results. In determining TVA’s power generation assets should consist of a mix of nuclear, coal-fired, natural gas-fired, and renewable power sources, including hydroelectric, TVA considered various factors, including the anticipated availability of its nuclear units, the availability of non-nuclear facilities, the forecasted cost of natural gas and coal, the forecasted demand for electricity, its carbon reduction aspirations, and environmental compliance including the expense of adding air pollution controls to its coal-fired units. If any of these assumptions materially change or are impacted by subsequent events, TVA's generation mix may not address its operational needs in the most efficient and cost-effective manner. Additionally, reallocating the mix of power generation assets from the planned mix may result in additional capital and operational expense. Furthermore, achieving TVA's carbon reduction aspirations may require TVA to make significant capital investments, including investments in new technologies, and take a long time. TVA may retire coal-fired and natural-gas fired generation facilities sooner than planned to meet carbon reduction aspirations, which also may require significant capital expenditures or additional power purchases, potentially causing an adverse effect on TVA's cash flows, results of operations, and financial condition, as well as TVA's ability to meet electricity demand.

TVA may not be able to meet its carbon reduction aspirations, which may result in additional capital expenditures or higher operating expense.

The achievement of TVA's carbon reduction aspirations, and its ability to maintain system reliability during the transition to cleaner forms of energy, is subject to numerous risks beyond TVA's control that are difficult to predict and may prevent TVA from timely achieving such aspirations. New federal laws could impose carbon reduction aspirations that are more aggressive and time-sensitive than TVA's plans. Occurrences that may prevent TVA from achieving its carbon reduction aspirations in a timely manner include, but are not limited to, the following:

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
•Legal challenges may slow or restrict TVA's ability to replace coal generation with cleaner forms of energy. These challenges may, for instance, come in the form of direct legal challenges to TVA projects or through challenges to TVA's environmental reviews or the attempts of TVA or third parties to obtain necessary licenses and permits.
•Potential delays in projects, along with now-anticipated load growth, may force TVA to rely on coal-fired generation more heavily, or longer, than it had previously projected.
•As to TVA's longer term carbon reduction aspirations, the development of new technologies necessary to meet these aspirations may not occur as quickly, feasibly, or cost-effectively as necessary.
•TVA's unique federal least-cost planning obligations may prevent TVA from moving forward with carbon-free generation as quickly as utilities that do not have the same requirements.

TVA may experience delays and incur additional costs in its major projects or may be unable to obtain necessary regulatory approval for them.

Among other projects, TVA is building new natural gas-fired generation facilities, seeking to improve the reliability and resiliency of its transmission system, undertaking repairs at certain hydroelectric facilities and dams, and closing some coal-fired plants and their supporting infrastructure.  These activities involve risks of overruns in the cost of labor and materials, as well as potential delays, in beginning or completing these repairs, closures, or other projects. Further cancellation or delay of projects related to these activities may adversely affect TVA's cash flows, financial condition, and results of operations. Such cancellation or delays may result from, among other things, changes in market conditions, changes in laws or regulations, unanticipatedly high environmental remediation costs, lack of productivity, human error, supply chain challenges, regional health emergencies, the failure to schedule activities properly, TVA's inability to obtain the necessary regulatory approvals or licenses, TVA's decision to cancel construction of a facility or cancel another type of project, including due to delays, cost overruns, changes in customer preferences, or changes in requirements applicable to how TVA conducts construction, repair, or closure activities. Further, if projects are not completed according to specifications, TVA may suffer, among other things, delays in receiving licenses, reduced plant efficiency, reduced transmission system integrity and reliability, and higher operating costs.

TVA faces certain risks arising solely from its operation of nuclear units.

    TVA has seven operating nuclear units.  Unique risks associated with these units include the following:

Hazard Risks.  Hazards exist with the use of radioactive material in energy production, including management, handling, storage, and disposal. Further, a nuclear incident at one of TVA's facilities could have significant consequences including loss of life, damage to the environment, damage to or loss of the facility, and damage to non-TVA property.  Although TVA carries certain types of nuclear insurance, the amount that TVA is required to pay in connection with a nuclear incident could significantly exceed the amount of coverage provided by insurance. The licensee of each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of approximately $166 million per reactor, per incident. With TVA's seven reactors, the maximum total contingent obligation per incident is $1.2 billion.  This retrospective premium is payable at a maximum rate currently set at approximately $25 million per year, per incident, per reactor. In addition, following an incident TVA may have to pay retrospective insurance premiums, and may experience a reduction in the availability of nuclear insurance, an increase in the cost of nuclear insurance, an increase in the costs of operating nuclear units, or increased regulation or restrictions on the construction, operation, and decommissioning of nuclear facilities.  Moreover, federal legislation could impose revenue-raising measures on the nuclear industry to pay claims exceeding the limit for a single incident under the Price-Anderson Act. Further, the availability or price of insurance may be impacted by TVA's acts or omissions, such as a failure to properly maintain a facility, or events outside of TVA's control, such as an equipment manufacturer's inability to meet a guideline, specification, or requirement.

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
•The actual costs of decommissioning are more than planned, including as a result of inflation;
•Changes in technology and experience related to decommissioning cause decommissioning cost estimates to increase significantly;
•TVA is required to decommission a nuclear plant sooner than it anticipates; or
•The NRC guidelines for calculating the minimum amount of funds necessary for decommissioning activities are materially changed.

If TVA were to have to make additional contributions to the NDT, the contributions may negatively affect TVA's cash flows, results of operations, and financial condition.

Regulatory Risks. The NRC has broad authority to adopt regulations related to the licensing, operating, and decommissioning of nuclear generation facilities and may adopt regulations as a result of events that occur at nuclear facilities in the U.S. or throughout the world. These regulations can result in significant restrictions or requirements on TVA.  To comply with existing, new, or modified regulations, TVA may be required to make substantial capital expenditures at its nuclear plants or make substantial contributions to the NDT.  In addition, if TVA were to fail to comply with requirements promulgated by the NRC, the NRC has the authority to impose fines, shut down units, or modify, suspend, or revoke TVA's operating licenses. Moreover, the NRC may not approve future requests from TVA to extend the operating licenses for its nuclear units.

Waste Disposal. TVA's nuclear operations produce various types of nuclear waste materials, including spent fuel. TVA has been storing the spent fuel in accordance with NRC regulations in anticipation that a final storage site for all such waste will be developed and put in operation by the U.S. government. If no such site is forthcoming or if no alternative disposal or reuse plan is developed, TVA might be required to arrange for the safe and permanent disposal of the spent fuel itself. Such a requirement would cause TVA to incur substantial expense, including substantial capital expenditures, and could cause TVA to change how it operates its nuclear plants.

Availability of Components.  Nuclear facilities require specialized components and access to intellectual property for operation. As the number of reliable suppliers of such components decreases and access to intellectual property is reduced, the availability of the components and access to the intellectual property also will likely decrease. If TVA were unable to secure either the original components, intellectual property, or replacements approved for use by the NRC, TVA might have to change how it conducts its operations, which may result in substantial expense. Further, limitations on global trade resulting from future and past pandemics and global conflicts, or other limitations on global shipping, such as international trade restrictions or sanctions, could materially decrease the availability or increase the cost of necessary or desired equipment.

Cost of Nuclear Fuel. The relatively low cost of nuclear fuel per megawatt of production is a primary justification for the relatively high costs of developing and constructing nuclear facilities. Future constraints on the availability of nuclear fuel could cause the cost of operating these facilities to be materially higher than expected. Such constraints could arise from, among other things, increased demand from greater adoption of nuclear power by TVA and other domestic and global electric suppliers, global conflicts, and/or limitations on global trade and global shipping.

TVA may not be able to operate one or more of its nuclear power units.

If operating issues were to develop with TVA nuclear power units that were not correctable, TVA may choose to shut down one or more units or be ordered to do so by the NRC. Returning the unit(s) to operation could be a lengthy and expensive process, or might not be feasible depending on circumstances. In either case, TVA's cash flows, results of operations, financial condition, and reputation may be negatively affected. The inability to operate all of TVA's nuclear units may cause TVA to rely more on forms of generation that produce more carbon, thus making it more difficult for TVA to meet its carbon reduction aspirations or meet reliability goals.

Physical attacks, threats, or other interference could damage or interfere with TVA's facilities and operations.

TVA has an extensive generation and transmission system and supporting infrastructure that includes, among other things, TVA's generation facilities and transmission infrastructure such as substations, towers, and control centers. Some of TVA's hydroelectric facilities include navigation locks for commerce along the Tennessee River system. TVA also operates flood control dams and supporting infrastructure. Because of TVA's status as a government corporation and TVA's role as the primary power provider for its service territory, individuals, groups, or nation states may target TVA with physical attacks or threats of such attacks. Events such as war, armed conflicts, terrorist attacks, or similar disruptive events may increase the risks of these attacks targeting critical physical infrastructure in the U.S.

Although TVA's operations are protected by automated monitoring systems, TVA Police and Emergency Management, TVA employees, local law enforcement, or a combination thereof, it may not be possible to effectively deter or prevent such attacks. These attacks could pose health and safety risks, significantly disable or destroy TVA assets, interfere with TVA's operations, result in additional regulatory or security requirements or litigation, increase the costs of nuclear licensing or compliance, and otherwise negatively affect TVA's cash flows, results of operations, and financial condition. In addition, following a physical attack or threat, TVA may incur increased costs for added security measures, including additional physical plant security and security personnel, increased capability, or other necessary measures.

TVA's assets or their supporting infrastructure may not operate as planned.

Many of TVA's assets, including generation, transmission, navigation, and flood control assets, have been operating for several decades and have been in nearly constant service since they were completed. As such, they require regular maintenance, repair, and replacement in order to continue uninterrupted operation. Additionally, certain of TVA's newer assets utilize advanced technology that could experience technical or operating issues. The failure of TVA's assets or supporting infrastructure, including information technology systems, to perform as planned may cause health, safety, or environmental problems and may even result in events such as the failure of a dam, the inability to maintain a reservoir at the normal or expected level, or an incident at a coal-fired, gas-fired, or nuclear plant or a CCR facility.  If these assets or their supporting infrastructure were to fail to operate as planned, if necessary repairs or upgrades were delayed or could not be completed as quickly as anticipated, or if necessary spare parts were unavailable, TVA:

•May have to invest a significant amount of resources to repair or replace the assets or the supporting infrastructure;
•May have to remediate collateral damage caused by a failure of the assets or the supporting infrastructure;
•May not be able to maintain the integrity or reliability of the generation or transmission system at normal levels;
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
•May be unable to operate the assets for a significant period of time or in the same manner as previously operated; and/or
•May not be able to meet its contractual obligations to deliver power.

Any of these potential outcomes, among other things, may negatively affect TVA's cash flows, results of operations, financial condition, and reputation.

TVA's operations present significant safety risks that are not able to be completely eliminated.

TVA's safety program, no matter how well designed and operated, may not completely prevent accidents. In addition to the potential human cost of accidents, which could include injury to employees or members of the public, significant accidents could impact TVA's ability to carry out operations, cause it to shut down facilities, subject it to additional regulatory scrutiny, expose it to litigation, damage its reputation, interfere with its ability to attract or retain a skilled workforce, or harm its financial condition. The aging of TVA's physical infrastructures and systems may increase the risk of accidents, especially if not properly maintained.

TVA's service reliability could be affected by problems at other utilities or at TVA facilities, or by the increase in intermittent sources of power.

TVA's transmission facilities are directly interconnected with the transmission facilities of neighboring utilities and are thus part of the larger interstate power transmission grid.  Certain of TVA's generation and transmission assets are critical to maintaining reliability of the transmission system. Additionally, TVA uses assets that belong to third parties to transmit power and maintain reliability. Accordingly, problems at other utilities as well as at TVA's facilities, including disruptions or black-outs caused by an event such as a severe storm, generator or transmission facility outage on a neighboring system, or the actions of a neighboring utility, may cause interruptions in TVA's service to its customers, increase congestion on the transmission grid, or reduce service reliability.  The increasing installation of intermittent sources of power, such as wind and solar, as well as the retirement of coal-fired plants, may place additional strain on TVA's and neighboring systems, and additional transmission upgrades may be required to maintain reliability. Upgrades may include enhancements to existing lines and substations or new installations as necessary to provide adequate power transmission capacity, maintain voltage support, and ensure generating plant and transmission system stability.

TVA's supplies of fuel, purchased power, or other critical items may be disrupted or obtained at a higher cost than planned.

TVA purchases coal, uranium, natural gas, fuel oil, and electricity from a number of suppliers. TVA contracts for conversion of uranium into nuclear fuel and purchases other items, such as anhydrous ammonia, liquid oxygen, or replacement parts that are critical to the operation of certain generation assets. TVA also purchases power from other power producers when the purchase of such power is appropriate due to economic opportunities or operational concerns. TVA's reliance on purchased power may increase if the demand for power increases in TVA's service territory, and purchased power may become more costly, or perhaps be unavailable, if the demand for power also increases in surrounding service territories. Examples of circumstances that may disrupt, or materially increase the cost of, the future delivery of fuel, purchased power, contracted services, or other critical supplies include but are not limited to cyber attacks; war or physical attacks, including the wars in Ukraine and Israel; political developments, international trade restrictions or tariffs, or legal actions; mine closures or reduced mine production; increase in demand for power by other power systems which reduces the amount of power that is available for purchase by TVA; increases in fuel exports; environmental regulations affecting TVA's suppliers; transportation or delivery constraints; the failure of suppliers to timely deliver the services or supplies to TVA at budgeted costs due to force majeure events, forced outages not caused by force majeure events, opportunistic non-performance or intentional defaults by suppliers; shortages of raw materials; supply chain difficulties; increased cost of components and labor; strikes or work stoppages; inflation; availability of personnel being impacted by regional health emergencies; or similar events.

If one of TVA's suppliers were to fail to perform under the terms of its contract with TVA, TVA might have to purchase replacement fuel, power, or other critical supplies, perhaps at a significantly higher price than TVA is entitled to pay under the contract.  TVA may not be able to recover this difference from the original supplier.  In addition, any disruption of TVA's supplies could require TVA to operate higher cost generation assets, thereby negatively affecting TVA's cash flows, results of operations, and financial condition.   Moreover, if TVA were unable to acquire enough replacement fuel, power, or supplies, or were to have insufficient reserves to offset the loss, TVA may not be able to operate certain assets in the manner TVA determines is in its best interests or provide enough power to meet demand or provide power on a basis TVA considers most reliable. As a result, power curtailments, brownouts, or even blackouts could occur.

Global conflicts, terrorist activities, or military actions could adversely affect TVA’s business.

Global conflicts and terrorism, as well as any retaliatory military action by the United States and its allies, may have an adverse effect on TVA through increased political, economic, and financial market instability and volatility in the prices for natural gas and oil. Future acts of terrorism could be directed against companies operating in fuel and energy transportation and distribution, which may adversely affect TVA’s ability to do business. TVA may experience increased costs to implement increased security, including additional plant security and security personnel. This situation could extend not only to fuel and minor components but could materially increase costs or decrease availability of large components needed for TVA’s capital projects.

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

Because the investigation of any cybersecurity breach is inherently unpredictable and would require substantial time to complete, TVA may not be able to quickly remediate the consequences of any breach, which may increase the costs and enhance the negative consequences associated with a breach. Additionally, the theft, damage, or improper disclosure of sensitive data may subject TVA to penalties and claims from third parties or increased governmental oversight.

Cyber attacks on third parties or the failure of their technology infrastructure could interfere with or harm TVA.

Many third parties on which TVA relies for services, including for transferring funds to non-TVA entities or receiving delivery of products in the ordinary course of business, are heavily computerized and use assets such as information technology and networking systems. These providers' systems are susceptible to cybersecurity and data breaches and outages from fire, floods, power loss, telecommunications failures, physical attack, and similar events. If any of these third parties were to experience interference from cyber attacks or significant system failures or outages, which events have occurred in the past and may occur again in the future, the services they provide TVA could be disrupted. This disruption could interfere with TVA’s ability to perform its obligations to others, transfer funds, obtain fuel or critical parts, supplies, or services, or make payments, which in turn could negatively affect TVA’s cash flows, results of operations, financial condition, and reputation. Additionally, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject TVA to further harm. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Safeguarding Assets — Cybersecurity for a discussion of recent cyber attacks on third parties.

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

The emergence of artificial intelligence technology could create challenges for TVA, and TVA may not be able to adopt the use of technology in step with private utilities.

TVA’s sensitive information may be subject to improper disclosure or fabrication by artificial intelligence (“AI”) and machine learning technologies on systems external to TVA, leading to compromises in cybersecurity. AI and machine learning technology may also be flawed, and data sets used in generative AI may be insufficient or contain biased, incorrect, or incomplete information. Additionally, inconsistent application of AI regulations and guidance in the industry may make the intellectual property ownership and license rights to certain information unclear. TVA could suffer reputational damage or face operational challenges because of any inconsistencies or flaws in the application of AI or machine learning technology. TVA could also face costs in complying with any new regulations concerning AI. The cost of implementing new AI regulations or the consequences of not complying with any future regulations could harm TVA’s financial condition. Moreover, AI may be used to enhance malicious cyber attacks.

FINANCIAL, ECONOMIC, AND MARKET RISKS

Demand for electricity could be higher or lower in the future than TVA currently expects or is financially planning for.

TVA’s current asset strategy and capital financing approach are based on assumptions drawn from recent trends suggesting increased demand for TVA electricity over the next several decades. This demand has arisen from, and seems likely to continue to arise from, among other things, increasing population in TVA’s service territory, utilization of AI that uses significantly more power than traditional data processing, cryptocurrency mining, greater usage and adoption of electric vehicles, and economic development, including new or expanded data centers. Some factors that could unexpectedly lead to lower demand than TVA has planned for include one or more of the following: extended or severe economic downturns or recessions, loss of customer demand due to higher-than-expected adoption of TVA flexibility options that allow customers to produce a certain percent of their own power needs, unexpectedly high utilization of DER, increased energy efficiency and conservation, and loss of customers, including through loss of TVA’s restricted service territory. Because TVA is investing heavily in developing its energy portfolio to meet increasing loads, lower-than-anticipated demand could lead to a reduction in planned revenue streams, which may constrain TVA’s financial condition and results of operations.

If future demand were to be higher than TVA can address through execution of its current asset strategy, TVA may have to purchase additional generation or capacity at rates much higher than TVA can produce electricity itself. The higher that demand is at such time nationally, the more expensive such additional generation or capacity is likely to be. In addition, if capacity were not available elsewhere, TVA may have to take emergency measures to curtail load, including requiring rolling blackouts. On the programmatic side, TVA may be forced to raise rates or waitlist prospective industrial or commercial customers. These outcomes would likely have a material adverse effect on TVA’s financial condition and results of operations, including through negative impacts to TVA’s reputation.

TVA could have to make significant future contributions to fund its qualified pension plan, and the increasing costs of the plan and employee benefits could adversely affect TVA's results of operations, financial condition, or cash flows.

On September 30, 2024, TVA's qualified pension plan had assets of approximately $8.7 billion compared to liabilities of approximately $11.0 billion.  The plan is mature with approximately 21,000 retirees and beneficiaries receiving benefits of approximately $750 million per year. The costs of providing benefits depend upon a number of factors, including, but not limited to, provisions of the plan; changing experience and assumptions related to terminations, retirements, and mortality; rates of increase in compensation levels; rates of return on plan assets; discount rates used in determining future benefit obligations and required funding levels; optional forms of benefit payments selected; future government regulation; and levels of contributions made to the plan.

The pension plan covers substantially all of TVA's full-time annual employees hired prior to July 1, 2014. Although the plan has been frozen to new participants since July 1, 2014, TVA's payment obligation under the pension plan is substantial, and changes in any one or more of these factors could cause TVA's benefit expenditures under the plan to increase and significantly exceed TVA's planned contributions.  Unfavorable financial market conditions, including those arising from inflation and changes in interest rates, may cause lower-than-expected rates of return on plan assets, loss in value of the investments, and lower discount rates used in determining future benefit obligations.  These changes would negatively impact the funded status of the plan and may require TVA to make contributions in excess of the amounts planned. In addition to the costs of the plan, the costs of providing health care benefits to TVA's employees and retirees have increased in recent years. Additional contributions to the plan and absorption of additional costs for the pension plan, health care plans, and other employee benefits would negatively affect TVA's cash flows, results of operations, and financial condition.

TVA’s reliance on debt markets may make TVA more vulnerable to being unable to meet cash requirements than private utilities that can issue equity securities.

TVA uses cash provided by operations together with proceeds from power system financings to fund its current cash requirements. TVA's power system financings consist primarily of the sale of Bonds and secondarily of alternative forms of financing, such as lease arrangements. It is critical that TVA continue to have access to the debt markets to meet its cash requirements. The importance of having access to the debt markets is enhanced by the fact that TVA, unlike most utilities, relies almost entirely on debt capital, since as a governmental instrumentality, TVA cannot issue equity securities. TVA’s access to the debt markets could be negatively impacted by market disruptions, including disruptions that result from systemic risks to the banking system and the financial markets. Moreover, rapid increases in interest rates beyond planning levels, especially as financing needs are increasing, or disruptions in the market due to rapid changes in interest rates, could impact TVA's cost of funds or ability to raise funds to meet cash needs.

TVA's debt ceiling may limit TVA's ability to carry out its business in the event that TVA were to approach or reach it.

Approaching or reaching the debt ceiling may negatively affect TVA's business by limiting TVA's ability to access capital markets and by increasing the amount of debt TVA must service without new debt capital. This occurrence may restrict TVA's ability to raise debt capital to acquire new power program assets or maintain existing ones, to carry out upgrades or improvements to existing assets or build new ones, to purchase power under long-term PPAs, or to meet regulatory requirements. A single generating facility could cost hundreds of millions of dollars or even billions depending on the fuel type, and TVA's ability to use new debt to fund strategic capital investments will decrease as TVA's debt increases and as the cost of projects increases.  In addition, approaching or reaching the debt ceiling may lead to increased legislative or regulatory oversight of TVA's activities and could lead to negative rating actions by credit rating agencies. Operating at higher balances of Bonds subject to the $30.0 billion debt limit reduces TVA's financial flexibility for using financing to handle emergencies or other rapid cash funding needs and increases operational risks in management of the portfolio of Bonds subject to the debt limit.

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

Downgrades of TVA’s credit ratings, particularly downgrades related to TVA-specific factors, may have material adverse effects on TVA’s cash flows, results of operations, and financial condition, as well as on investors in TVA securities. Among other things, a downgrade could increase TVA’s interest expense by increasing the interest rates that TVA pays on new debt securities that it issues. Such an increase may reduce the amount of cash available for other purposes, which may require TVA to borrow more, to reduce other expenses or capital investments, or to increase power rates. A downgrade may also result in TVA’s having to post collateral under certain physical and financial contracts that contain ratings triggers. A downgrade below a contractual threshold may specifically prevent TVA from borrowing under four credit facilities totaling $2.7 billion or posting letters of credit as collateral under these facilities. As of September 30, 2024, there were $566 million of letters of credit outstanding under these facilities. If TVA were no longer able to post letters of credit as collateral, TVA would likely have to post cash as collateral, which would negatively affect TVA’s liquidity.

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

TVA’s competitive position could be impacted if TVA is unable to deploy new technology in a cost-effective and competitive manner. This process of enhancing or replacing TVA’s technology infrastructure involves significant development and implementation costs to keep pace with changing technologies and customer demand. If TVA fails to successfully implement critical technology infrastructure, or if it does not provide the anticipated benefits or meet customer demands, such failure could negatively affect TVA’s business strategy as well as impact its results of operations, financial position, and cash flows. Additionally, TVA may fail to fully capitalize on new technology, including AI, due to cybersecurity risk aversion or unique regulations applicable to TVA, leading to a loss in competitive edge or inability to efficiently solve future problems.

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

Although TVA Bonds are not obligations of the United States, TVA, as a corporate agency and instrumentality of the United States, may be impacted by a downgrade of the United States' sovereign credit ratings. Principal and interest on TVA securities are payable solely from TVA's net power proceeds. Net power proceeds are the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. If TVA were to experience extreme financial difficulty and were unable to make payments of principal or interest on its Bonds, the federal government would not be legally obligated to prevent TVA from defaulting on its obligations. An inability to pay some or all of the principal or interest owed on a TVA security would likely have a negative impact on the market for TVA Bonds generally and TVA's financial condition, reputation, and relationship with the investment community, and could result in cross-defaults in other financial arrangements.

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

Loss of a quorum of the TVA Board could limit TVA's ability to adapt to changing business conditions.

Under the TVA Act, a quorum of the TVA Board is five members. Becoming a member of the TVA Board requires confirmation by the U.S. Senate following appointment by the President. This process has been and could again in the future be subject to extended delays. The President may remove TVA Board members, and the TVA Board members may resign or otherwise leave office before a successor is commissioned. As a result, a delay in the appointment or confirmation of directors, or the removal of directors by the President, can threaten the TVA Board's quorum. The TVA Board is responsible for, among other things, establishing the rates TVA charges for power as well as TVA's long-term objectives, policies, and plans.  Accordingly, the loss of a quorum for an extended period of time would impair TVA's ability to change rates and to modify these objectives, policies, and plans.  Such an impairment would likely have a negative impact on TVA's ability to respond to significant changes in technology, the regulatory environment, or the industry overall and, in turn, negatively affect TVA's cash flows, results of operations, financial condition, and reputation. The TVA Board currently has eight members.

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
•Extreme weather conditions or damage resulting from storms or other catastrophic events could stress TVA's transmission and distribution systems, communication systems, and technology, including information technology, resulting in increased restoration, maintenance, and capital costs and reduced reliability, and may even result in events such as the failure of a dam or an incident at a coal-fired, gas-fired, or nuclear plant or a CCR facility.

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

Catastrophic events are an ever present risk of financial loss and disruption to TVA's business.

TVA's cash flows, results of operations, and financial condition may be adversely affected, either directly or indirectly, by catastrophic events such as fires, earthquakes, explosions, solar events, electromagnetic pulses, geomagnetic disturbances, droughts, floods, hurricanes, tornadoes, polar vortexes, icing events, pipeline explosions, or other casualty events, wars, national emergencies, terrorist activities, pandemics or epidemics, widespread public health crises, geopolitical conflicts, or other similar destructive or disruptive events.  These events, the frequency and severity of which are unpredictable, may, among other things, cause health, safety, or environmental problems; limit or disrupt TVA's ability to generate and transmit power; lead to legislative or regulatory changes that affect the construction, operation, and decommissioning of nuclear units and the storage of spent fuel; limit or disrupt TVA's ability to provide flood control and river management; reduce the demand for power; disrupt fuel or other supplies; require TVA to produce additional tritium; cause or exacerbate an economic downturn; require TVA to make substantial capital investments for repairs, improvements, or modifications; negatively affect the cost or availability of insurance; or cause or exacerbate instability in the financial markets.  Additionally, some studies have predicted that climate change may cause catastrophic events, such as heat waves, droughts, and floods, to occur more frequently or with greater intensity in the Tennessee Valley region, which could adversely impact TVA.

These destructive or disruptive events may present special risks to TVA’s nuclear plants. If public opposition to nuclear power were to make operating nuclear plants less feasible because of any of these events, TVA may be forced to shut down its nuclear plants.  This would make it substantially more difficult for TVA to obtain greater amounts of its power supply from low or zero carbon emitting resources and to replace its generation capacity when faced with retiring or idling certain coal-fired units.

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

TVA is undertaking a cost optimization project to partially offset cost increases expected for the years 2024 through 2026, and achieving this goal may prove challenging, particularly if inflation rates remain high. The failure to achieve or maintain cost reduction targets could adversely affect TVA's rates, reputation, cash flows, results of operations, and financial condition. Moreover, if TVA fails to limit rate increases as provided in the long-term Partnership Agreements, participating LPCs have a right to renegotiate or terminate the Partnership Agreements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.  CYBERSECURITY

Risk Management

TVA’s cybersecurity risk management programs and processes exist under a written cybersecurity policy, which provides the foundation for TVA’s information security programs. Under the policy, TVA engages assessors, consultants, auditors, and other third parties. All TVA employees, contractors, grantees, other federal agencies, state and local governments, industry partners, and others who possess TVA information or who operate, use, or have access to TVA's information systems are made responsible for complying with TVA's cybersecurity policy and information security-related communications, plans, practices, procedures, and standards issued as part of the information security programs.

TVA’s cybersecurity risk management framework provides the structure for protecting against cybersecurity threats, including through promoting risk management efforts, situational awareness, and cyber risk modeling and simulations. Within this framework, TVA operates numerous programs under internal written policies and procedures, which are aimed at helping protect TVA’s information resources. These include a vulnerability management program to help address cybersecurity threats to TVA digital assets; a patch and remediation management program to help computer systems remain current with software patches or software updates; an offensive threat management program to emulate threat actor activities; a cybersecurity training program to help educate employees and contractors, including by providing scenarios designed to train the workforce on responding to cybersecurity incidents; implementation of standard terms and conditions where appropriate in TVA’s supply chain contracts to help mitigate TVA’s cybersecurity risk, including through requiring timely notice of vendor cybersecurity incidents and data impacts and compliance with laws, regulations, and TVA’s policies on cybersecurity; and a program to accomplish cybersecurity event detection alerting. These programs are based on principles from the National Institute of Standards and Technology and certain regulatory standards that are designed to protect against cybersecurity incidents, including the North American Electric Reliability Corporation Critical Infrastructure Protection Standards and Nuclear Regulatory Commission cybersecurity standards, and are periodically assessed by third-party experts.

In the last three fiscal years, TVA has not experienced any material cybersecurity incidents. TVA is not currently aware of any potential cybersecurity threats, including as a result of any previous cybersecurity incidents, that may have materially affected or are reasonably likely to materially affect TVA, including its business strategy, results of operations, or financial condition; however, TVA cannot provide assurance that it will not be materially affected in the future by cybersecurity risks or any future material risks. For more information on TVA’s cybersecurity related risks, see Item 1A, Risk Factors – Cybersecurity and Information Technology Risks in this Annual Report.

Governance

The TVA Board is ultimately responsible for oversight of the identification, management, and mitigation of enterprise-wide risk, including cybersecurity risk, and receives reports from the Audit, Risk, and Cybersecurity Committee (“Audit Committee”). The Audit Committee is a standing committee of the TVA Board and advises the TVA Board on a variety of matters, including TVA’s processes for identifying, monitoring, and mitigating enterprise risk and reviewing and overseeing strategies for addressing TVA’s cybersecurity, data, and privacy policies and response protocols. The Audit Committee meets at least quarterly. Reporting to the Audit Committee and the TVA Board is the risk counsel comprised of TVA’s top leaders and the Chief Risk Officer (“CRO”), which is responsible for the highest level of management oversight of risk at TVA. The risk committee’s primary purpose is to oversee TVA’s management of enterprise-wide risks with policy implications reported to the TVA Board or a designated TVA Board committee. The risk committee oversees a subordinate committee that provides comprehensive risk oversight of TVA’s security, artificial intelligence, privacy, and technology risks consistent with TVA’s mission, strategic imperatives, and approved financial and operational plans.

TVA’s governance, oversight, execution, and support activities include quarterly Enterprise Risk and Assurance updates to the Audit Committee, an annual alignment with TVA’s broader risk management framework and business planning initiatives, and tactical and intentional initiatives focused on reducing risk, increasing maturity, and helping ensure regulatory compliance and adherence. TVA engages in various audits in order to provide assurance of TVA’s effective management of cybersecurity risk and risk as a whole and is also subject to required external audits to ensure compliance with certain regulatory standards that are designed to protect against cybersecurity incidents.

TVA's current VP, Cybersecurity serves as Chief Information Security Officer ("CISO"). The current CISO is also designated as the Chief Artificial Intelligence Officer and the agency’s Federal Senior Intelligence Coordinator. Starting in operational technology as part of nuclear generation, the current CISO has spent his career in public power in various North American Electric Reliability Corporation regions and has been in the industry for over 25 years. He has led Cybersecurity for over 10 years in the sector. He was previously the CISO of the New York Power Authority, and he has experience supporting all verticals of electric operations, from the perspectives of security, resiliency, and recovery. He is a Certified Information Security Manager and has previously held Chair and Co-chair roles in the industry, such as with the Electric Subsector Coordinating Council's Cyber Mutual Aid Committee. He seeks to focus on information sharing and building partnerships to enable understanding of emerging threats. The current CISO remains active in various security organizations and the broader industry. He has a degree in Computer Science and a Master of Business Administration.

ITEM 2.  PROPERTIES

TVA holds personal property in its own name but generally holds real property as agent for the U.S.  TVA may acquire real property as an agent of the U.S. by negotiated purchase or by eminent domain.

Generating Properties

At September 30, 2024, TVA-operated generating assets consisted of seven nuclear units, 24 active coal-fired units, 70 simple-cycle gas units (68 active units and two idled units), one cogeneration unit, 14 combined-cycle gas power blocks, 109 conventional hydroelectric units (106 active units and three units in long-term outage and unavailable for service), four pumped-storage hydroelectric units, five diesel generator units, and nine operating solar installations.  As of September 30, 2024, four of the combined-cycle power blocks were leased to special purpose entities ("SPEs") and leased back to TVA under long-term leases. See Note 11 — Variable Interest Entities and Note 14 — Debt and Other Obligations — Lease/Leasebacks. In addition, TVA is leasing the three Caledonia combined-cycle power blocks under a long-term lease. For a discussion of these assets, see Item 1, Business — Power Supply and Load Management Resources.

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

In addition to the TVA-operated generating facilities presented in the table below, TVA also has 8,304 MWs of operating capacity available through PPAs. At September 30, 2024, these contracts were comprised of 3,206 MWs of renewable PPAs and 5,098 MWs of nonrenewable PPAs. The summation of TVA's PPAs under contract does not include real-time operating constraints, such as intermittency of renewable resources associated with weather or other factors. See Item 1, Business — Power Supply and Load Management Resources — Power Purchase and Other Agreements for information on TVA's renewable and nonrenewable power purchase contracts by resource type and location.

    The following table summarizes TVA's summer net capability in MW at September 30, 2024:

SUMMER NET CAPABILITY At September 30, 2024
Source of Capability	Location	Number of Units	Summer Net Capability (MW)	Date First Unit Placed in Service (CY)	Date Last Unit Placed in Service (CY)
TVA-Operated Generating Facilities
Nuclear
Browns Ferry	Alabama	3	3,662	1974	1977
Sequoyah	Tennessee	2	2,292	1981	1982
Watts Bar	Tennessee	2	2,278	1996	2016
Total Nuclear		7	8,232
Coal-Fired
Cumberland	Tennessee	2	2,470	1973	1973
Gallatin	Tennessee	4	976	1956	1959
Kingston	Tennessee	9	1,298	1954	1955
Shawnee	Kentucky	9	1,071	1953	1955
Total Coal-Fired		24	5,815
Natural Gas and/or Oil-Fired(1)(2)
Simple-Cycle Combustion Turbine
Allen(3)	Tennessee	4	92	1971	1972
Brownsville	Tennessee	4	425	1999	1999
Colbert	Alabama	11	1,041	1972	2023
Gallatin	Tennessee	8	534	1975	2000
Gleason	Tennessee	3	463	2000	2000
Johnsonville	Tennessee	13	708	1975	2000
Kemper	Mississippi	4	273	2002	2002
Lagoon Creek	Tennessee	12	844	2001	2002
Marshall County	Kentucky	8	571	2002	2002
Paradise	Kentucky	3	681	2023	2023
Subtotal Simple-Cycle Combustion Turbine		70	5,632
Combined-Cycle Combustion Turbine
Ackerman(4)	Mississippi	1	713	2007	2007
Allen(5)	Tennessee	1	1,106	2018	2018
Caledonia(6)	Mississippi	3	819	2003	2003
John Sevier(7)	Tennessee	1	871	2012	2012
Lagoon Creek(8)	Tennessee	1	596	2010	2010
Magnolia	Mississippi	3	951	2003	2003
Paradise(9)	Kentucky	1	1,100	2017	2017
Southaven	Mississippi	3	802	2003	2003
Subtotal Combined-Cycle Combustion Turbine		14	6,958
Co-Generation
Johnsonville	Tennessee	1	66	1975	2000
Total Natural Gas and/or Oil-Fired		85	12,656
Hydroelectric
Conventional Plants	Alabama	36	1,169	1925	1962
	Georgia	2	37	1931	1956
	Kentucky	5	225	1944	1948
	North Carolina	6	478	1940	1956
	Tennessee(3)(10)	60	1,848	1912	1972
Pumped-Storage(11)	Tennessee	4	1,715	1978	1979
Total Hydroelectric		113	5,472
Diesel Generator
Meridian	Mississippi	5	9	1998	1998
TVA Non-hydro Renewable Resources(12)			1
TVA Other Nonrenewable Resources(12)			5
Total TVA-Operated Generating Facilities Summer Net Capability			32,190
Notes
(1) See Generating Properties above for a discussion of TVA-operated natural gas and/or oil-fired facilities subject to leaseback and long-term lease arrangements.
(2) As of September 30, 2024, 92 MW of peak firing short-term capability of simple-cycle combustion turbine units was not operational and would require additional investment for dependable use; therefore, this short-term capability is not presented in the table above.
(3) As of September 30, 2024, TVA had two idled units at Allen CT Facility (Units 17 and 18) and three units that were in long-term outage and unavailable for service at Wilbur Hydroelectric Facility (Units 1-3). These units are included in their respective locations in the table above; however, the capability from these units is excluded.

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

Transmission Properties

TVA's transmission system interconnects with systems of surrounding utilities and, at September 30, 2024, consisted primarily of approximately 2,500 circuit miles of 500 kilovolt, 12,000 circuit miles of 161 kilovolt, and 1,900 circuit miles of other voltage transmission lines; 5,196 miles of fiber optic lines; 583 transmission substations, power switchyards, and switching stations; and 1,351 customer connection points (customer, generation, and interconnection).

Natural Resource Stewardship Properties

    TVA operates and maintains 49 dams and manages approximately 11,000 miles of reservoir shoreline, 293,000 acres of reservoir land, 650,000 surface acres of reservoir water, and approximately 148 public recreation areas throughout the Tennessee Valley, including campgrounds, day-use areas, and boat launching ramps.

Additionally, TVA manages over 153 agreements for commercial recreation (such as campgrounds and marinas). As part of its stewardship responsibilities, TVA approval is required to be obtained before any obstruction affecting navigation, flood control, or public lands can be constructed across, along, or in the Tennessee River and its tributaries. These public lands and waters managed by TVA provide both conservation and sustainable recreation.

Buildings

    TVA has buildings and structures located throughout its service area to support TVA's mission of service. These buildings and structures include generation and transmission facilities, corporate offices, customer service centers, power service centers, warehouses, visitor centers, and crew quarters. Two significant buildings are its Knoxville Office Complex and the Chattanooga Office Complex in Tennessee. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Real Property Portfolio.

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities.  While the outcome of the Legal Proceedings to which TVA is a party cannot be predicted with certainty, any adverse outcome to a Legal Proceeding involving TVA may have a material adverse effect on TVA's financial condition, results of operations, and cash flows.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Tennessee Valley Authority ("TVA"), its financial condition, results of operations, and cash flows, and its present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, TVA's consolidated financial statements and the accompanying notes thereto contained in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the "Annual Report"). See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission ("SEC") on November 14, 2023, for a discussion of variance drivers for the year ended September 30, 2023, as compared to the year ended September 30, 2022. The MD&A includes the following sections:

•Business and Mission — a general description of TVA's business, objectives, strategic priorities, and core capabilities;

•Executive Overview — a general overview of TVA's activities and results of operations for 2024;

•Results of Operations — an analysis of TVA's consolidated results of operations for 2023 and 2024;

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

Business and Mission

Business

TVA operates the nation's largest public power system. At September 30, 2024, TVA had 61 directly served customers, which include seven federal agency customers, and 153 local power company customers ("LPCs") that serve approximately 10 million people in parts of seven southeastern states.  TVA generates nearly all of its revenues from the sale of electricity, and in 2024 revenues from the sale of electricity totaled $12.1 billion.  As a wholly-owned agency and instrumentality of the United States ("U.S."), however, TVA differs from other electric utilities in a number of ways:

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

Foster a culture that embraces, adapts quickly to, and anticipates changes needed for TVA to excel in the future public power utility marketplace

Support inclusion with diversity efforts to attract and retain the best talent for TVA

Deliver an efficient and agile HR service model that enables enterprise effectiveness

Develop the next generation of
TVA leaders	Nation’s top nuclear fleet by 2025

Achieve leading operational performance by managing the generation fleet based on the mission of each asset
• Gas and hydro to top quartile
• Coal fleet based on end of life

Increase generation and transmission capacity while fostering excellence in project management and construction

Advance TVA’s grid capabilities to increase flexibility for future additions and to meet the reliability and resiliency needs of the future

Accelerate the deployment of existing clean technologies including solar, storage, energy efficiency, and demand response	Maintain financial health while funding TVA's energy transition

Ensure sufficient revenues to meet financial commitments
(revenue requirements)

Evolve the public power model while incorporating Valley Vision 2035	Build partnerships and
community connections to enable solutions

Champion the public power model through the region’s energy expansion

Align with TVA's customers and
economic development
agencies to target industries that are critical to the Valley’s long-term success

Responsibly foster excellence in natural resource management and environmental stewardship as TVA transitions to the energy system of the future	Advance energy transformation in the Valley through leveraging technology and innovation in all of TVA's work

Refine innovation framework to align with TVA’s strategic intent

Support the development of new technologies to further
accelerate decarbonization and prepare to deploy commercially viable technologies

    TVA's mission sets the stage for its strategic planning process that includes strategic objectives, initiatives, and scorecards for performance designed to provide clear direction for improving TVA's core business.

Linking the Mission to Performance

      TVA has formulated key performance measures to support its strategic priorities. The intent of these measures is to align employees to TVA's mission by focusing its collective efforts on operational excellence, fiscal responsibility, economic development, and environmental stewardship.  The measures are designed to promote teamwork, encourage high performance behaviors, and motivate TVA employees to achieve goals aligned with TVA's mission and values.  The 2024 corporate results compared with targets for these key measures are reflected in the chart below, and the subsequent chart reflects the 2025 approved corporate measures. See Part III, Item 11, Executive Compensation — Compensation Discussion and Analysis for information regarding how the 2024 measures are calculated.

2024 Corporate Measure	Weight	Actual	Threshold	Target	Stretch
TVA total spending ($ millions)	40%	$7,496	$8,049	$7,810	$7,570
Load not served (system minutes)	30%	2.3	4.5	4.1	3.2
Annualized nuclear online reliability loss factor (%)	15%	3.22%	3.00%	2.00%	1.00%
Combined cycle equivalent forced outage rate (%)	10%	1.2%	6.4%	5.5%	4.0%
Coal equivalent forced outage rate (%)	5%	4.8%	18.2%	15.2%	8.6%

2025 Corporate Measure	Weight	Threshold	Target	Stretch
Strategic Business Unit ("SBU") Controllable / Operating and Maintenance ("O&M") and Base Capital Spend	40%	$5,187	$5,061	$4,935
Transmission Performance Indicator	15%	50	100	200
Nuclear Performance Indicator	15%	2.77	2.00	1.23
Power Operations Performance Indicator	15%	50	100	200
Serious Injury Incident Rate	15%	0.04	0.02	0.00
Executive Overview

TVA's operating revenues were $12.3 billion and $12.1 billion for the years ended September 30, 2024 and 2023, respectively. Operating revenues increased for the year ended September 30, 2024 as compared to the prior year, primarily as a result of higher effective base rates and higher sales volume, partially offset by lower fuel rates. Effective base rates were higher primarily due to the TVA Board action to approve a 4.5 percent wholesale base rate increase beginning in 2024 and the pandemic credits ending on September 30, 2023. The higher sales volume was driven by a 20 percent increase in cooling degree days as compared to the same period of the prior year. Lower fuel rates were primarily due to lower coal, natural gas, and purchased power prices.

On January 17, 2024, TVA reached an all-time record high peak power demand of approximately 34,577 megawatts ("MW"). This peak was nearly 1,100 MW greater than TVA's previous all-time peak and over 1,100 MW greater than TVA's peak power demand during Winter Storm Elliott in December 2022. In addition, TVA reached a second highest peak power demand of approximately 34,284 MW on January 21, 2024.

    Total operating expenses decreased $274 million for the year ended September 30, 2024, as compared to the prior year, primarily due to a decrease in fuel and purchased power expense. Fuel and purchased power expense decreased $432 million for the year ended September 30, 2024, as compared to the same period of the prior year, primarily due to lower coal, natural gas, and purchased power prices. Depreciation and amortization expense decreased $75 million for the year ended September 30, 2024, as compared to the prior year, primarily driven by a decrease in depreciation expense associated with the retirement of Bull Run Fossil Plant ("Bull Run"). These decreases were partially offset by a $269 million increase in Operating and maintenance expense primarily due to increases in payroll and benefit costs due to labor escalation for cost of living increases and additional headcount to support operational needs, outage expense driven by an increase in nuclear outage days, and contract labor costs primarily related to strategic project work and power operations performance improvement activities.
Commercial operations began on Paradise Combustion Turbine Units ("CTs") 5-7 on December 29, 2023. TVA also has ongoing natural gas projects at its Johnsonville, Cumberland, and Kingston sites and is evaluating natural gas projects for the replacement generation for the second unit at Cumberland, a new Caledonia CT plant on TVA land, and an aeroderivative CT project at TVA's Allen site. In addition, the first license renewal application was submitted to the Nuclear Regulatory Commission in January 2024 for the three units at Browns Ferry Nuclear Plant following the completion of a Supplemental Environmental Impact Statement ("EIS"). TVA documented its final decision related to the retirement of Kingston with the Record of Decision on April 2, 2024. TVA plans to retire the nine coal-fired units at Kingston by the end of calendar year ("CY") 2027 and replace the retired generation with an energy complex that includes natural gas, battery storage, and solar.
On May 8, 2024, the Environmental Protection Agency ("EPA") published its final legacy coal combustion residual ("CCR") rule ("Legacy CCR Rule"), which expands the scope of the existing regulatory requirements of EPA's 2015 CCR rule, as revised ("2015 CCR Rule"), to include two additional classes of CCR units: legacy CCR surface impoundments ("Legacy SIs") and CCR management units ("CCRMUs"). As a result of the enactment of the final rule, during 2024, TVA recorded additional estimated AROs of $3.1 billion and recorded a corresponding regulatory asset of $3.1 billion due to these AROs being associated with closed sites and asset retirement costs having been fully depreciated.

TVA's economic development efforts and programs continued to help attract or expand businesses and industries in the Tennessee Valley. These companies announced projected capital investments of $8.9 billion and are expected to create 10,368 jobs and retain 42,393 jobs. These amounts are forward-looking and are subject to various uncertainties. Amounts may differ materially based upon a number of factors, including, but not limited to, economic downturns or recessions. See Forward-Looking Information and Part I, Item 1A, Risk Factors for a discussion of additional factors, and see Part I, Item 1, Business — Economic Development Activities for definitions of "new jobs" and "retained jobs."

Results of Operations

Sales of Electricity

Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 162,933 million and 157,311 million kilowatt hours ("kWh") for 2024 and 2023, respectively. Total sales of electricity in 2024 includes 137 million kWh of pre-commercial generation at Paradise CTs 5-7, all of which was recognized in the three months ended December 31, 2023. Total sales of electricity in 2023 includes 99 million kWh of pre-commercial generation at Colbert CT Units 9-11. TVA sells power at wholesale rates to LPCs that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

The following chart compares TVA's sales of electricity by customer type for the years ended September 30, 2024 and 2023:

Sales of Electricity
For the years ended September 30
(millions of kWh)

The following charts show a breakdown of TVA's energy load:

Total Energy Load

Medium Commercial
& Industrial
(>1MW): 7%
Small Commercial
& Industrial
(<1MW): 25%
Large
Industrial
(>5MW): 29%
Residential: 39%

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

	Degree Days
	Variation from Normal						Change from Prior Period
	2024	Normal	Percent Variation	2023	Normal	Percent Variation	Percent Change
Heating Degree Days	2,801	3,152	(11.1)%	2,774	3,132	(11.4)%	1.0%

Cooling Degree Days	1,954	1,824	7.1%	1,634	1,824	(10.4)%	19.6%

Sales of electricity increased approximately four percent for the year ended September 30, 2024, as compared to the same period of the prior year. The increased sales volume for LPCs was primarily driven by an increase in cooling degree days of 20 percent. For industries directly served, sales of electricity increased primarily within the data processing, hosting, and related services sector due to business-specific factors.

Financial Results

    The following table compares operating results for 2024 and 2023:

Summary Consolidated Statements of Operations For the years ended September 30 (in millions)
	2024	2023	Change	Percent Change
Operating revenues	$12,314	$12,054	$260	2.2%
Operating expenses	10,086	10,360	(274)	(2.6)%
Operating income	2,228	1,694	534	31.5%
Other income, net	71	61	10	16.4%
Other net periodic benefit cost	98	199	(101)	(50.8)%
Interest expense	1,066	1,056	10	0.9%
Net income	$1,135	$500	$635	127.0%

Operating Revenues. Operating revenues for the years ended September 30, 2024 and 2023, were $12.3 billion and $12.1 billion, respectively. The following table compares TVA's operating revenues for the periods indicated:

Operating Revenues by Customer Type For the years ended September 30 (in millions)
	2024	2023	Change	Percent Change
Operating revenues
Local power companies	$11,138	$10,903	$235	2.2%
Industries directly served	868	864	4	0.5%
Federal agencies and other	125	135	(10)	(7.4)%
Revenue capitalized during pre-commercial plant operations(1)	(3)	(3)	—	—%
Other revenue	186	155	31	20.0%
Total operating revenues	$12,314	$12,054	$260	2.2%
Note
(1) Represents revenue capitalized during pre-commercial operations at Paradise CTs 5-7 in 2024 and Colbert CTs 9-11 in 2023.

    TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues during both the years ended September 30, 2024 and 2023.

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

    TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA’s failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of September 30, 2024, 148 LPCs had signed the 20-year Partnership Agreement with TVA.

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

In August 2024, the TVA Board approved a 5.25 percent wholesale base rate increase (excluding fuel) effective October 1, 2024. This adjustment is estimated to produce an additional $495 million of revenue during 2025.

    The changes in revenue components are summarized below:

Changes in Revenue Components For the years ended September 30 (in millions)
	2024	2023	Change	Percent Change
Base revenue
Energy revenue	$5,065	$4,687	$378	8.1%
Demand revenue	3,891	3,654	237	6.5%
Grid access charge	622	589	33	5.6%
Long-term partnership credits for LPCs	(215)	(199)	(16)	8.0%
Pandemic relief credits(1)	—	(225)	225	(100.0)%
Other charges and credits(2)	(638)	(643)	5	(0.8)%
Total base revenue	8,725	7,863	862	11.0%
Fuel cost recovery	3,398	4,025	(627)	(15.6)%
Off-system sales	8	14	(6)	(42.9)%
Pre-commercial operations(3)	(3)	(3)	—	—%
Revenue from sales of electricity	12,128	11,899	229	1.9%
Other revenue	186	155	31	20.0%
Total operating revenues	$12,314	$12,054	$260	2.2%
Notes
(1) In 2022, the TVA Board approved a 2.5 percent monthly base rate credit, the Pandemic Recovery Credit, which was effective for 2023.  The pandemic credits ended September 30, 2023.
(2) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 17 — Revenue.
(3) Represents revenue capitalized during pre-commercial operations at Paradise CTs 5-7 in 2024 and Colbert CTs 9-11 in 2023.

    Operating revenues increased $260 million for the year ended September 30, 2024, as compared to the prior year, primarily due to a $862 million increase in base revenue. The $862 million increase in base revenue was driven by a $637 million increase attributable to higher effective base rates and a $225 million increase attributable to higher sales volume. The increase in effective base rates was primarily due to the TVA Board action to approve a 4.5 percent wholesale base rate increase beginning in 2024 and the pandemic credits ending on September 30, 2023. The higher sales volume was primarily due to an increase in cooling degree days of 20 percent. Partially offsetting the increase in base revenue was a $627 million decrease in fuel cost recovery revenue. The $627 million decrease in fuel cost recovery revenue was driven by a $774 million decrease attributable to lower fuel rates partially offset by a $147 million increase attributable to higher sales volume. The lower fuel rates were primarily due to lower coal, natural gas, and purchased power prices.

    See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

    Operating Expenses. Operating expense components as a percentage of total operating expenses for 2024 and 2023 consisted of the following:

Operating Expenses For the years ended September 30 (in millions)
	2024	2023	Change	Percent Change
Operating expenses
Fuel	$2,169	$2,549	$(380)	(14.9)%
Purchased power	1,581	1,633	(52)	(3.2)%
Operating and maintenance	3,641	3,372	269	8.0%
Depreciation and amortization	2,138	2,213	(75)	(3.4)%
Tax equivalents	557	593	(36)	(6.1)%
Total operating expenses	$10,086	$10,360	$(274)	(2.6)%

The following table summarizes TVA's expenses for various fuels for the years indicated:

Fuel Expense for TVA-Operated Facilities(1) For the years ended September 30 (in millions)
	Fuel Expense By Source		Cost per kWh(4)
	2024	2023	2024	2023
Coal(2)	$770	$877	$3.53	$4.18
Natural gas and/or oil-fired(3)	1,062	1,293	2.76	3.74
Nuclear fuel	341	337	0.52	0.50
Total fuel	$2,173	$2,507	$1.73	$2.04
Notes
(1) Excludes effects of the fuel cost adjustment in the amounts of $(4) million and $42 million for the years ended September 30, 2024 and 2023, respectively.
(2) Fuel expense related to oil consumed for startup at coal-fired facilities was $23 million and $33 million for the years ended September 30, 2024 and 2023, respectively.
(3) Fuel expense related to oil consumed for generation at natural gas and/or oil-fired facilities was $8 million and $14 million for the years ended September 30, 2024 and 2023, respectively.
(4) Total cost per kWh is based on a weighted average.

Fuel expense decreased $380 million for the year ended September 30, 2024, as compared to the prior year. This decrease was primarily due to a decrease in effective fuel rates due to lower coal and natural gas prices, resulting in a $373 million decrease in fuel expense. Additionally, fuel expense decreased $46 million due to the deferral of unplanned coal costs during the summer of 2024 and the recovery of unplanned fuel costs in the prior year that were deferred in the summer of 2022. Partially offsetting these decreases was an increase of $39 million in fuel expense due to higher demand for energy.

Purchased power expense decreased $52 million for the year ended September 30, 2024, as compared to the prior year. This decrease was primarily due to lower purchased power market prices compared to the same period of the prior year, resulting in a decrease of $259 million. Additionally, purchased power expense decreased $43 million due to the deferral of unplanned purchased power costs from less availability of nuclear and hydro generation and the recovery of unplanned purchased power costs in the prior year that were deferred in the summer of 2022. Partially offsetting these decreases was an increase of $250 million in purchased power expense due to higher demand for energy, and to a lesser extent, less availability of nuclear and hydro generation.

Operating and maintenance expense increased $269 million for the year ended September 30, 2024, as compared to the prior year. This increase was primarily due to $126 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs, a $39 million increase in outage expense primarily due to an increase in nuclear outage days, and $30 million of increased contract labor costs primarily related to strategic project work and power operations performance improvement activities. In addition, there was a $12 million increase in materials and supplies related to power operations performance improvement activities and other natural gas project work and a $9 million increase in expenditures related to TVA's New Nuclear Program.

Depreciation and amortization expense decreased $75 million for the year ended September 30, 2024, as compared to the prior year. The decrease was primarily driven by a decrease in depreciation expense of $206 million related to the decision to retire Bull Run, as Bull Run became fully depreciated in the fourth quarter of 2023. Partially offsetting this decrease was a $44 million increase in depreciation primarily related to TVA's decision to retire Cumberland and Kingston, a $38 million increase in amortization expense from amortization of finance leases and retirement of regulatory assets, and a $19 million increase due to Colbert CTs 9-11 and Paradise CTs 5-7 being placed into service in the fourth quarter of 2023 and the first quarter of 2024, respectively. The remainder of the partially offsetting increase was primarily due to depreciation of other additions to net completed plant. See Note 1 — Summary of Significant Accounting Policies — Property, Plant, and Equipment, and Depreciation — Depreciation.

Tax equivalents expense decreased $36 million for the year ended September 30, 2024, as compared to the prior year. This change was primarily driven by a decrease in the tax equivalents collected in the fuel cost recovery.

Generating Sources. The following tables show TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source For the years ended September 30 (millions of kWh)
	2024		2023
Nuclear	65,235	39%	67,102	42%
Natural gas and/or oil-fired(1)	38,390	23%	34,467	22%
Coal-fired	21,752	13%	20,896	13%
Hydroelectric	12,284	7%	13,063	8%
Total TVA-operated generation facilities(2)(3)	137,661	82%	135,528	85%
Purchased power (natural gas and/or oil-fired)(4)	17,144	11%	13,703	9%
Purchased power (other renewables)(5)	5,930	4%	6,247	4%
Purchased power (coal-fired)	2,207	1%	2,722	1%
Purchased power (hydroelectric)	2,751	2%	1,591	1%
Total purchased power(3)	28,032	18%	24,263	15%
Total power supply	165,693	100%	159,791	100%
Notes
(1) The generation for 2023 includes 99 million kWh of pre-commercial generation at Colbert CTs 9-11. The generation for 2024 includes 137 million kWh of pre-commercial generation at Paradise CTs 5-7.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the year ended September 30, 2024, and the year ended September 30, 2023. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage for a discussion of Raccoon Mountain Pumped-Storage Plant.
(4) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia CC, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant (" Caledonia CC") was 4,798 million kWh and 4,030 million kWh for the years ended September 30, 2024 and 2023, respectively.
(5) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA acquires Renewable Energy Certificates ("RECs") in connection with certain purchased power transactions and sells some of these RECs to customers.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. In 2024, TVA invested $71 million on its energy efficiency programs and effectively reduced 2024 energy needs by approximately 205 gigawatt hours of net incremental energy efficiency savings.

    Interest Expense.  Interest expense and interest rates for 2024 and 2023 were as follows:

Interest Expense and Rates For the years ended September 30
	2024	2023	Percent Change
Interest expense(1)	$1,066	$1,056	0.9%

Average blended debt balance(2)	$20,936	$20,613	1.6%

Average blended interest rate(3)	4.90%	4.92%	(0.4)%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of VIEs, and discount notes.
(3) Includes interest on long-term power bonds, debt of VIEs, and discount notes.

    Total interest expense increased $10 million for the year ended September 30, 2024, as compared to the prior year. This was primarily driven by a $23 million increase from higher average balances on long-term debt and an $8 million increase from higher average rates on short-term debt, partially offset by a $13 million decrease from lower average rates on long-term debt, a $5 million decrease from lower average balances on short-term debt, and a $3 million decrease due to lower interest expense related to finance leases.

Other Income, Net

Other income, net increased $10 million for the year ended September 30, 2024, as compared to the prior year. This increase was primarily driven by market gains on TVA's Investment funds and increases in interest income due to higher interest rates as compared to the prior year.

Other Net Periodic Benefit Cost

    Other net periodic benefit cost decreased $101 million for the year ended September 30, 2024, as compared to the prior year. The decrease is primarily due to a decrease in the amount of deferred pension costs recognized. As a result of plan design changes, future contributions are expected to exceed the expense under U.S. GAAP. Accordingly, TVA discontinued this regulatory accounting practice as all such deferred costs were recovered as of September 30, 2023. In addition, Other net periodic benefit cost is subject to significant economic assumptions, such as changes in the discount rate used to measure the benefit plans, that can materially impact TVA. See Note 20 — Benefit Plans.

Liquidity and Capital Resources

Sources of Liquidity

    TVA depends on various sources of liquidity to meet cash needs and contingencies.  TVA's primary sources of liquidity are cash from operations and proceeds from the issuance of short-term debt in the form of discount notes, along with periodic issuances of long-term debt. TVA's balance of short-term debt typically changes frequently as TVA issues discount notes to meet short-term cash needs and pay scheduled maturities of discount notes and long-term debt. TVA's next significant power bond maturity is $1.0 billion in May 2025. The periodic amounts of short-term debt issued are determined by near-term expectations for cash receipts, cash expenditures, and funding needs, while seeking to maintain a target range of cash and cash equivalents on hand. TVA may hold higher cash balances from time to time in response to potential market volatility or other business conditions. In addition, cash balances may include collateral received from counterparties.

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include four long-term revolving credit facilities totaling $2.7 billion, a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), and proceeds from other financings. See Note 14 — Debt and Other Obligations — Credit Facility Agreements. The TVA Board authorized TVA to issue power bonds and enter into other financing arrangements in an aggregate amount not to exceed $4.0 billion during 2025. In the fourth quarter of 2024, TVA issued $1.0 billion of power bonds maturing in August 2034. Other financing arrangements may include, but are not limited to, lease financings, energy prepayments from customers, and other similar agreements. TVA may also engage in other alternative forms of financing such as sales of receivables, or loans, from time to time.

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time. Bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at September 30, 2024 and 2023, were $20.2 billion (including current maturities) and $19.5 billion (including current maturities), respectively. The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable. Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 11 —

Variable Interest Entities), could provide supplementary funding if needed. Currently, TVA expects to utilize a combination of Bonds and additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments through the decade. TVA may also utilize available funding through the Inflation Reduction Act of 2022 ("Inflation Reduction Act") and the Bipartisan Infrastructure Law ("BIL"), other federal funding opportunities, or other third-party financing arrangements. See Lease Financings, Key Initiatives and Challenges — Optimum Energy Portfolio — Decarbonization, Note 11 — Variable Interest Entities, and Note 14 — Debt and Other Obligations for additional information.

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

    Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At September 30, 2024, the average maturity of long-term power bonds was 13.96 years, and the weighted average interest rate was 4.69 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and tax equivalents, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.  In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at September 30, 2024. See Lease Financing below, Note 11 — Variable Interest Entities, and Note 14 — Debt and Other Obligations for additional information.

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

The rate test for the one-year period ended September 30, 2024, was calculated after the end of 2024, and TVA met the test's requirements.

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

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowings (in millions)
	At September 30, 2024	For the year ended September 30, 2024	At September 30, 2023	For the year ended September 30, 2023
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$1,168	$787	$432	$890
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,205	N/A	$1,864
Weighted Average Interest Rate
Discount notes	4.76%	5.37%	5.29%	4.34%

    TVA ended the year at September 30, 2024, with a higher balance of short-term debt as compared to September 30, 2023. The increase was primarily due to higher redemptions of long-term debt compared to the previous year, and the timing of cash flows.

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

    TVA issued $1.0 billion of power bonds during both 2024 and 2023. TVA redeemed $1.0 billion and $29 million of power bonds during 2024 and 2023, respectively.  For additional information about TVA debt issuance activity and debt instruments issued and outstanding at September 30, 2024 and 2023, including rates, maturities, outstanding principal amounts, and redemption features, see Note 14 — Debt and Other Obligations — Debt Securities Activity and Debt Outstanding.

TVA Bonds are traded in the public bond markets and are listed on the New York Stock Exchange ("NYSE") except for TVA's discount notes, the 2009 Series B power bonds, and the power bonds issued under TVA's electronotes® program. TVA's Putable Automatic Rate Reset Securities ("PARRS") are traded on the NYSE under the exchange symbols "TVC" and "TVE." Other bonds listed on the NYSE are assigned various symbols by the exchange, which may be noted on the NYSE's website. TVA has also listed certain bonds on foreign exchanges from time to time, including the Luxembourg, Hong Kong, and Singapore Stock Exchanges. See Part I, Item 1A, Risk Factors — Financial, Economic, and Market Risks for additional information regarding the market for TVA's Bonds.

    Although TVA Bonds are not obligations of the U.S., TVA, as a corporate agency and instrumentality of the U.S. government, may be impacted if the sovereign credit ratings of the U.S. are downgraded. According to statements made by the credit rating agencies, the U.S. credit rating may face additional downward pressure if policymakers are unable to respond to the country's growing fiscal challenges, if it appears deterioration in debt affordability or fiscal strength is likely to undermine U.S. economic strength or the role of the U.S. dollar or U.S. Treasury bond market, or if a weakening of governance were to occur. Additionally, TVA may be impacted by how the U.S. government addresses situations of approaching its debt limit. The outlook on the ratings of TVA is currently stable with S&P Global Ratings ("S&P") and Fitch Ratings, Inc. ("Fitch"); however, the outlook on TVA's ratings from Moody's Investors Service, Inc. ("Moody's") is negative due to Moody's change in the U.S. government rating outlook. TVA's rated senior unsecured Bonds are currently rated Aaa, AA+, and AA+, by Moody's, Fitch, and S&P, respectively. TVA's short-term discount notes are not rated. TVA is not able to predict the outcome of any rating changes on the U.S. government or any actions that may be taken on TVA because of actions on the government.

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 11 — Variable Interest Entities. In addition, TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking CTs as well as certain qualified technological equipment and software ("QTE"). See Note 1 — Summary of Significant Accounting Policies for information about reacquired rights associated with these lease financing activities.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $523 million and $521 million at September 30, 2024 and 2023, respectively. A summary of cash flow components for the years ended September 30 follows:

Cash provided by (used in):

Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

    Net cash flows provided by operating activities increased $131 million for the year ended September 30, 2024, as compared to the same period of the prior year. The increase was primarily due to lower fuel prices and purchased power payments. This increase was partially offset by lower revenue collections and higher payroll and benefit related payments compared to the same period of the prior year. Revenue collections decreased primarily due to lower fuel and purchased power prices that were partially offset by the wholesale base rate increase that began in 2024, pandemic credits which ended in September 2023, and higher sales volume.

    Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

    Net cash flows used in investing activities increased $597 million for the year ended September 30, 2024, as compared to the prior year, primarily driven by increased expenditures for capacity expansion projects partially offset by decreased expenditures for nuclear fuel during the period. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services.

    Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

    Net cash flows provided by financing activities increased $467 million for the year ended September 30, 2024, as compared to the prior year, primarily due to higher net short-term debt issuances for capacity expansion projects. Higher net cash flows provided by operating activities were offset by higher net cash used in investing activities which resulted in the need for net debt issuances to maintain targeted cash balance levels during the period. TVA anticipates a need to increase debt in the coming years as it continues to invest in power system assets, which may result in positive net cash flows provided by financing activities in future periods.

Cash Requirements

Actual capital expenditures and future planned capital expenditures for property, plant, and equipment additions, including environmental projects and new generation, and nuclear fuel are as follows:

Capital Expenditures For the years ended September 30 (in millions)
	Actual		Estimated Capital Expenditures(1)
	2024		2025	2026	2027	2028	2029
Capacity expansion expenditures	$2,020		$3,492	$2,643	$1,896	$1,425	$1,188
Environmental expenditures(2)	136		111	116	163	61	34
Nuclear fuel	281		265	216	231	526	528
Transmission expenditures	676		811	887	893	613	613
Other capital expenditures(3)	810		1,097	1,220	1,054	793	738
Total capital expenditures	$3,923	(4)	$5,776	$5,082	$4,237	$3,418	$3,101
Notes
(1)  Currently, TVA expects to utilize a combination of Bonds and additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments through the decade. TVA may also utilize available funding through the Inflation Reduction Act and the BIL, other federal funding opportunities, or other third-party financing arrangements. Estimated capital expenditures only include expenditures that are currently planned.  Additional expenditures may be required, among other things, for TVA to meet growth in demand for power in its service area or to comply with new environmental laws, regulations, or orders.
(2) The table includes the capital portion of estimated environmental expenditures. See Part I, Item 1, Business — Environmental Matters — Estimated Required Environmental Expenditures for total estimates on projects related to environmental laws and regulations.
(3) Other capital expenditures are primarily associated with short lead time construction projects aimed at the continued safe and reliable operation of generating assets.
(4) The numbers above include the change in construction in progress and nuclear fuel expenditures included in Accounts payable and accrued liabilities of $348 million.

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

TVA has certain obligations and commitments to make future payments, including contracts executed in connection with certain of the planned construction expenditures.  TVA estimates total commitments and contingencies at September 30, 2024, are approximately $6.8 billion for the year ended September 30, 2025, and $47 billion for the years thereafter, of which $3.9 billion and $22.1 billion, respectively, are set forth in the table below. See Note 8 — Leases, Note 11 — Variable Interest Entities, Note 14 — Debt and Other Obligations, Note 20 — Benefit Plans, and Note 22 — Commitments and Contingencies for the obligations and commitments attributable to leases, VIEs and membership interests of VIEs subject to mandatory redemption, debt and leaseback obligations, the retirement plan, and unconditional purchase obligations, respectively, for remaining amounts.

Other Commitments and Contingencies Payments due for the years ending September 30 (in millions)
	2025	2026	2027	2028	2029	Thereafter	Total
Interest payments relating to debt(1)	$1,008	$956	$895	$859	$834	$10,622	$15,174
Interest payments relating to debt of VIEs	44	42	40	39	36	247	448
Interest payments relating to membership interests of VIEs subject to mandatory redemption	1	1	1	1	1	2	7
Purchase obligations
Power(2)	412	343	260	219	200	1,227	2,661
Fuel(3)	1,438	884	576	426	353	1,969	5,646
Other(4)	1,017	643	224	58	30	113	2,085
Total	$3,920	$2,869	$1,996	$1,602	$1,454	$14,180	$26,021
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

EnergyRight® Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. At September 30, 2024, the total carrying amount of the loans receivable, net of discount, was $56 million. Such amounts are not reflected in the Other Commitments and Contingencies table above. The total carrying amount of the financing obligation was $66 million at September 30, 2024. See Note 9 — Other Long-Term Assets and Note 12 — Other Long-Term Liabilities for additional information.

Key Initiatives and Challenges

Optimum Energy Portfolio

TVA must continuously evaluate all generation and transmission assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley.
Additional load growth for the foreseeable future is expected to challenge capacity position. New capacity will be needed to support this load growth, replace retiring and expiring capacity, and enable further electrification of the economy. As discussed in Liquidity and Capital Resources, at this time, TVA anticipates the balance of Bonds and other financing obligations will increase in future years due to an expected increase in capital expenditures. In addition, TVA expects inflationary pressures to persist in 2025. See Supply Chain and Inflation Pressures below. To ensure TVA continues to provide affordable, reliable, and clean energy, it will need to be efficient in managing its operating costs and is undertaking a cost optimization project designed to reduce planned cost increases by approximately $950 million from 2024-2026 to address these pressures.

TVA is making investments in its generating portfolio and infrastructure to both help meet the growing demand for electricity and modernize the fleet while also allowing TVA to maintain competitive rates and high reliability and work toward an increasingly clean power system. As TVA continues to evaluate the impact of retiring its coal-fired fleet by 2035 and works to accelerate the growth of renewables, it also continues to evaluate adding flexible lower carbon-emitting gas plants as a strategy to maintain reliability. TVA is also evaluating other capacity expansion projects, and in the third quarter of 2024, TVA issued a request for proposal ("RFP") for capacity for terms through December 2029. TVA is currently evaluating proposals related to the RFP. In addition, TVA is committed to investing in the future of nuclear with the evaluation of emerging advanced nuclear technologies, such as small modular reactors ("SMRs"), and is increasing its renewable energy portfolio by securing PPAs and developing projects such as TVA's Self-Directed Solar. It is also investing in research and development for decarbonization technologies including battery storage, carbon capture, carbon sequestration and utilization, new hydroelectric pumped-storage, energy efficiency, demand response, electrification, commercial resiliency, and hydrogen.

TVA is working with stakeholders and the public on the 2025 Integrated Resource Plan ("IRP"), a comprehensive plan that will help shape TVA's energy system through 2050. TVA is also preparing an EIS to evaluate the impacts associated with the IRP in alignment with the National Environmental Policy Act ("NEPA"). The draft IRP and EIS were published on September 23, 2024. TVA will be holding in-person meetings across the region and public webinars to gather feedback during the public comment period, which runs through December 11, 2024. TVA will review and evaluate public input and conduct further analysis to appropriately incorporate feedback provided during the public comment period. Public comments on the draft IRP and EIS will be addressed in the final EIS. The final IRP, which is expected to be published in 2025, will include power supply mix ranges, recommendations for strategic portfolio direction through 2035, and information on factors that will influence portfolio direction from 2035 to 2050. The final IRP is expected to be presented to the TVA Board in 2025 for its consideration of the IRP recommendations.

TVA continues to evaluate and pursue funding opportunities under the Inflation Reduction Act and the BIL to help offset the cost of qualifying projects. In many cases, TVA is directly or indirectly eligible to seek BIL funded opportunities through agency-sponsored and implemented funding opportunities. The Inflation Reduction Act makes certain tax-exempt entities, including TVA, eligible for a direct-pay option for certain tax credits for clean energy generation projects. Projects eligible for funding under the Inflation Reduction Act or the BIL tend to be capital intensive. In addition, the funding legislation requires TVA to expend large sums of its own funds before becoming eligible to receive funding. For example, grant programs typically require at least a 50 percent cost share, and the Inflation Reduction Act credits may cover only about 30 percent to 40 percent of qualified basis of projects, generally received as a tax refund the year following when the project is placed in service. In addition, obtaining this funding often requires TVA to meet certain additional requirements, to submit information returns to the IRS, and to retain adequate books and records to support its filings. For TVA to receive direct pay under the Inflation Reduction Act for projects beginning construction on or after January 1, 2026, TVA will be required to meet domestic content requirements, unless a cost or availability exception applies. While meeting these requirements would automatically qualify the project for a 10 percent addition to the base credit, the cost of complying with these requirements may exceed this additional bonus.

TVA has established a Federal Funding Project Management Office (“FFPMO”) that governs and supports TVA’s federal funding strategy to help position TVA and Tennessee Valley partners to leverage funding from the Inflation Reduction Act and the BIL. The FFPMO is responsible for overseeing opportunities, assessing TVA's BIL and Inflation Reduction Act eligibility, prioritizing and coordinating proposal development, and seeking to capture funding opportunities for TVA. The FFPMO also acts as a conduit for LPCs and business partners to potentially access the Inflation Reduction Act and BIL funds. TVA is currently exploring funding opportunities of various types, including opportunities involving pumped-storage, solar, carbon capture, hydrogen, energy efficiency, and transmission, among others. This exploration does not guarantee that TVA or its partners will receive funds.

In October 2024, a TVA-led coalition that includes 10 LPCs was selected by the Department of Energy to enter negotiations for the Grid Resilience and Innovation Partnership grant. This $250 million grant would provide for more than 80 TVA and LPC transmission projects to increase grid capacity, mitigate extreme weather risks, and expedite development of clean energy projects. TVA is also currently pursuing efforts to claim Inflation Reduction Act credits.

Coal-Fired Fleet. TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035. TVA will prepare environmental reviews pursuant to NEPA prior to making a decision on retiring or building any plant. TVA plans to retire the two coal-fired units at Cumberland, which at September 30, 2024, accounted for 2,470 MW of TVA's summer net capability. TVA plans to replace generation for one unit with a 1,450 MW combined cycle plant that is expected to be operational by the end of CY 2026 when the first unit is scheduled to be retired. The second unit is scheduled to be retired by the end of CY 2028, and in May 2023, TVA published the notice of intent to conduct an EIS to study potential environmental impacts associated with the proposed construction and operation of facilities to replace part of that generation. See Natural Gas-Fired Units below.

In 2023, TVA made available to the public a draft EIS to assess the impacts associated with the potential retirement of Kingston and the construction and operation of facilities to replace that generation. The final EIS was published in February 2024, and TVA documented its final decision with the Record of Decision on April 2, 2024. TVA plans to retire the nine coal-fired units at Kingston by the end of CY 2027 and replace the retired generation with an energy complex that includes 1,500 MW of natural gas, 100 MW of battery storage, and 3-4 MW of solar. See Natural Gas-Fired Units below. TVA expects to issue an RFP in the future for the battery storage and solar related to the energy complex.

    Natural Gas-Fired Units. As TVA continues to evaluate the impact of retiring its coal-fired fleet by 2035 and works to accelerate the growth of renewables, it also continues to evaluate adding flexible lower carbon-emitting gas plants as a strategy to maintain reliability. During 2019, the TVA Board approved an expansion of peaking gas replacement capacity at the Paradise facility. Pre-commercial plant operations began on Paradise CTs 5-7 in the first quarter of 2024, and the units became operational on December 29, 2023, with a total summer net capability of 681 MW. As of September 30, 2024, TVA had spent $394 million on this expansion.

A 500 MW aeroderivative CT project at TVA’s Johnsonville site has been approved for $619 million, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. TVA completed the NEPA review and received the air permits for the Johnsonville facility, and as of September 30, 2024, TVA had spent $568 million on this project. TVA expects to spend an additional $51 million on this project and anticipates the project will enter commercial operations in the third quarter of 2025. See Note 22 — Commitments and Contingencies — Legal Proceedings — Case Involving Johnsonville Aeroderivative Combustion Turbine Project for a discussion of a lawsuit involving this project. See Note 24 — Subsequent Events for financing related to this project.

As discussed in Coal-Fired Fleet above, TVA is replacing generation for one unit at Cumberland with a 1,450 MW combined cycle plant that is expected to be operational by the end of CY 2026. As of September 30, 2024, TVA had spent $945 million on this project, and expects to spend an additional $1.2 billion through CY 2026. In addition, as of September 30, 2024, TVA had spent $48 million on long lead time equipment in connection with the potential project to replace generation for the second unit at Cumberland. However, this equipment could be used at other TVA sites if the final project is not approved. TVA could spend up to an additional $1.4 billion on this potential project.

To operate the Cumberland Combined Cycle Plant, TVA has contracted for the transportation of gas from a gas pipeline that will need to be constructed. Numerous permits from various state and federal agencies are required for construction of the pipeline. Two cases are currently pending before the United States Court of Appeals for the Sixth Circuit ("Sixth Circuit"), one challenging the Tennessee Department of Environment and Conservation’s order issuing a water quality certification under § 401 of the Clean Water Act (“CWA”) for construction of the pipeline and one challenging the Army Corps of Engineers’ issuance of a permit for construction pursuant to § 404 of the CWA. On October 11, 2024, the Sixth Circuit issued an order staying the permit in each respective case until the court can review the merits of these cases. The court is scheduled to review the merits on December 10, 2024. A case is also pending before the United States Court of Appeals for the District of Columbia Circuit challenging FERC’s issuance of a certificate for the pipeline. While TVA is not a party in these cases, they could result in delays to commercial operation of the Cumberland facility or may lead to additional costs if the gas pipeline must be constructed in an alternate location than is currently planned. TVA is currently unable to predict the outcome of these cases. See Note 22 — Commitments and Contingencies — Legal Proceedings — Case Involving Cumberland Combined Cycle Plant for a discussion of another lawsuit involving this project.

As discussed in Coal-Fired Fleet above, TVA is constructing a 1,500 MW combined cycle plant that is expected to be operational by the end of CY 2027. As of September 30, 2024, TVA had spent $662 million on this project and expects to spend an additional $2.1 billion through CY 2027. To operate the Kingston combined cycle plant, TVA will contract for the transportation of gas from a gas pipeline that will need to be constructed.

TVA is continuing to explore a 500 MW New Caledonia simple cycle CT project on TVA land contingent on the successful completion of environmental reviews under NEPA and other applicable laws. The draft EIS for New Caledonia was made available for public comment in July 2024, and the final EIS is expected to be published in 2025. As of September 30, 2024, TVA had spent $121 million on the New Caledonia project and could spend up to an additional $427 million. TVA is also exploring a 200 MW aeroderivative CT project at TVA's Allen site. As of September 30, 2024, TVA had spent $190 million on the project at Allen and could spend up to an additional $163 million. Finally, TVA is exploring a potential project at Lagoon Creek.

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

TVA has partnered with the University of Tennessee Baker School for Public Policy and Public Affairs and with diverse stakeholders from across the Tennessee Valley to conduct a Valley Pathways Study, which is focused on building a competitive and clean economy for the Tennessee Valley. This study examines potential scenarios for all economic sectors across the Tennessee Valley that will support sustainable growth and a viable and preferred decarbonization pathway. The preliminary findings from the Valley Pathways Study were released in February 2024.

As part of the decarbonization efforts, in 2022, the TVA Board approved a programmatic approach to exploring advanced nuclear technology, which is one of several technologies TVA is exploring. Other decarbonization technologies TVA is exploring in addition to advanced nuclear include battery storage, carbon capture, carbon sequestration and utilization, new hydroelectric pumped-storage, energy efficiency, demand response, electrification, commercial resiliency, and hydrogen. TVA also is increasing its renewable energy portfolio to work towards carbon emission reductions and meet customer preferences by investing in existing assets, encouraging renewable power through various current programs and offerings, and securing renewable PPAs through RFPs, among others. See below, Part I, Item 1, Business — Power Supply and Load Management Resources — Renewable Energy Resources and Community Energy Portfolio, and Part I, Item 1, Business — Research and Development for further discussion of TVA's decarbonization efforts. See also Part I, Item 1, Business — Environmental Matters — Climate Change for a discussion of the impact of executive actions and climate-related regulations on TVA.

    Renewable Power Purchase Agreements.  In recent years, TVA has issued RFPs in order to meet customer preferences and requirements for cleaner energy. TVA will procure the renewable energy and sell the resulting
RECs to specific customers, allowing TVA to increase renewable energy in the Tennessee Valley without additional costs to other TVA customers. These agreements help to align the core values of TVA and the public power model with the desire of TVA's customers for renewable energy. TVA issued a carbon-free RFP in 2022, and during 2024, TVA signed six power purchase agreements totaling 991 MW of solar generation and 220 MW of battery storage capacity from the carbon-free RFP that are expected to come online by the end of CY 2028.

TVA’s existing solar PPA portfolio is not immune from the challenges affecting the U.S. solar industry. Similar to the experience of the rest of the industry, the majority of TVA’s contracted PPAs from previous RFPs that are not yet online have been impacted by project delays and price increases.

Self-Directed Solar. During 2019, the TVA Board approved the opportunity for TVA to explore being directly involved in the development of a utility-scale solar project, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. In 2021, TVA purchased land for this development, and in 2022, environmental reviews were completed. The challenges affecting TVA’s RFPs are also being seen in TVA's Self-Directed Solar project. The project has experienced delays and cost increases due to escalations from supply chain limitations. As of September 30, 2024, TVA had spent $53 million on the 200 MW project. TVA has elected to pursue a competitive selection process with third parties for the development of the photovoltaic solar facility to be located on the site. TVA plans to enter into a long-term PPA to purchase the energy generated by the facility. An RFP has been issued to this effect, and selection of the awardee is anticipated in early CY 2025.

In November 2022, the TVA Board approved the opportunity for TVA to explore the development of an additional utility-scale solar project, contingent on successfully completing environmental reviews under the NEPA and other applicable laws and obtaining the necessary state permits. The project would utilize TVA land, deploying a solar cap system on the closed CCR facility at the TVA Shawnee Fossil Plant in Paducah, Kentucky. As of September 30, 2024, TVA had spent $56 million on the 99 MW project and expects to spend an additional $206 million.

Small Modular Reactors. In December 2019, TVA became the first utility in the nation to successfully obtain approval for an early site permit from the Nuclear Regulatory Commission ("NRC") to potentially construct and operate SMRs at TVA’s Clinch River Nuclear Site. The permit is valid through 2039 and therefore provides TVA a great deal of flexibility to make new nuclear decisions based on energy needs and economic factors. In 2021, TVA initiated a Programmatic EIS ("PEIS") that evaluated a variety of alternatives for a proposed advanced nuclear technology park at the Clinch River Nuclear Site and will provide additional flexibility for future decision making. The Record of Decision was signed in 2022.

The TVA Board has approved up to $350 million to explore advanced reactor technology options under the New Nuclear Program. Of this amount, TVA had spent $196 million as of September 30, 2024. The New Nuclear Program provides a systematic roadmap for TVA’s exploration of advanced nuclear technology. Collaboration with other interested parties will be an important aspect of this program, and TVA has entered into several agreements with technology progressive organizations that allow for mutual collaboration to explore advanced reactor designs as a next-generation nuclear technology. In December 2022, TVA entered into a multi-party collaborative arrangement to advance the global deployment of the GE Hitachi Nuclear Energy ("GEH") BWRX-300 SMR. GEH is responsible for standard design development. See Note 21 — Collaborative Arrangement for additional information. One of the first tasks the New Nuclear Program is pursuing is a project to develop an NRC construction permit application at the Clinch River Nuclear Site. In addition, while evaluating alternatives for potential advanced nuclear at the Clinch River Nuclear Site, TVA is exploring the feasibility of applying a similar approach that could deploy additional SMRs at Clinch River and other TVA-owned properties.

The decision to potentially build SMRs continues to be part of the ongoing discussion as part of the asset strategy for TVA’s future generation portfolio, and any future decision to construct any reactor, advanced or otherwise, would require approval by the TVA Board and the NRC. As of September 30, 2024, TVA had spent $287 million to date on work regarding SMRs, including work to complete the early site permit application for the Clinch River Nuclear Site and work associated with the New Nuclear Program above. Of these amounts, the U.S. Department of Energy ("DOE") had reimbursed TVA $29 million. Additional expenditures will be determined based on future project development.

Nuclear Fleet License Extensions. Subject to the completion of all appropriate environmental reviews, TVA is seeking to renew all nuclear generation units' licenses for an additional 20 years. The first license renewal application was submitted to the NRC in January 2024 for the three units at Browns Ferry following the completion of a Supplemental EIS prepared by TVA to assess the environmental impacts associated with renewing the Browns Ferry Nuclear Plant licenses. As of September 30, 2024, TVA had spent $32 million to support the subsequent license renewal ("SLR") of the three units at Browns Ferry and expects to spend up to an additional $10 million to complete the Browns Ferry SLR.

Fiber Optic Network. In 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate distributed energy resources ("DER") as they enter the market. As of September 30, 2024, TVA had spent $266 million on installation of the fiber optic lines and expects to spend an additional $34 million through 2027.

    System Operations Center. A new system operations center was approved by the TVA Board. The new secured facility is being built to accommodate a new energy management system and adapt to new regulatory requirements, and will improve reliability, have improved physical security from the previous center, and be flexible to help accommodate operational growth requirements, including future renewables. Construction of the facility is expected to be complete in CY 2024, and the facility is expected to be fully operational in CY 2026. As of September 30, 2024, TVA had spent $307 million on the project and expects to spend an additional $25 million.

Energy Management System. A new energy management system was approved by the TVA Board. As the current energy management system is nearing the end of its life cycle, this project will replace the existing analog system with a digital system. The new digital system will have higher capacity and speed for communications with the TVA grid and for inputs from monitoring equipment, will network the new control center with existing locations, and will enable better remote visibility and control to help mitigate reliability implications of climate change. The system is expected to be complete in CY 2027. As of September 30, 2024, TVA had spent $76 million on the project and expects to spend an additional $32 million.

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

TVA is also working with LPCs, state agencies, and third-party charging developers to create the Fast Charge Network. This will be a foundational network of public fast charging stations at least every 50 miles along interstates and major highways across its seven-state service area. In 2021, TVA began a partnership with the State of Tennessee for the development and funding of Fast Charge Tennessee, the portion of the Fast Charge Network that covers Tennessee, and in 2022 TVA launched the Fast Charge Network. As of September 30, 2024, 39 sites were complete and operational with 39 additional sites under contract for development. TVA had spent $7 million on fast charging network charging stations as of September 30, 2024. TVA also plans to electrify 100 percent of its light-duty and 50 percent of its medium-duty vehicles in the TVA fleet. The adoption of EVs in the Tennessee Valley continues to grow, and TVA is working to ensure that the benefits of this rapid growth are secured, while also helping LPCs proactively avoid issues in their distribution systems. Also in 2021, TVA and five other major utilities formed the Electric Highway Coalition to develop a network of fast charging stations along all major highway routes within their service area. Since formation, the Electric Highway Coalition has gained significant interest from additional utilities and other EV collaboratives. In 2022, the Electric Highway Coalition merged with the Midwest Electric Vehicle Charging Infrastructure Collaboration to create the National Electric Highway Coalition with members committed to coordinate the development of EV charging infrastructure across the central U.S.

Sustainability and Social Responsibility

Sustainability has been and continues to be a focus in support of TVA's mission to deliver affordable and reliable energy, steward the environment, and create sustainable economic growth. TVA has a Chief Sustainability Officer (“CSO”) who oversees an enterprise-wide Sustainability Steering Council and a Sustainability Working Group, which together provide guidance and support for the development of TVA's Sustainability Program. The CSO is also a member of TVA’s Risk Management Steering Committee.

TVA’s sustainability work is categorized into five areas:

•Economic Impact — Affordable, reliable power supports residents and attracts businesses

•Environment — Protecting the region's air, land, water, and historic resources

•Social — Investing in communities and employees to uplift all

•Governance — Governance enables TVA to build a clean energy future

•Foundational — Values most fundamental to carrying out TVA's mission

Economic Impact	Environment	Social	Governance	Foundational

Clean energy	Air, water, and waste management	Community vitality and engagement	Corporate impact	Energy affordability and reliability
Flood and drought management	Biodiversity and stewardship	Customer engagement and partnerships	Cyber and physical security	Ethics and compliance
Innovation	Climate adaptation and resilience	Diversity, equity, and inclusion	Financial health	Health and safety
Supply chain	Cultural resource management	Environmental justice
Valley economy		Workforce preparedness

TVA issued its 2023 Sustainability Report on May 6, 2024. This comprehensive Sustainability Report aligns with global reporting standards and will serve as a baseline for annual corporate sustainability reporting. TVA also publishes two other sustainability-related documents: a Federal Sustainability Report and Implementation Plan, which addresses TVA's responsibilities related to federal sustainability performance, and an Environmental, Social, and Governance Sustainability Report, which uses a utility-focused and investor-driven reporting template developed by the Edison Electric Institute. TVA also issues other reports related to sustainability and social responsibility, including a Diversity, Equity, Inclusion and Accessibility Report, which highlights the actions TVA has taken in the Diversity, Equity, Inclusion, and Accessibility area, the results achieved, and the plans to continue to focus and improve, among other reports.

Extreme Flooding Preparedness

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

    Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. Hydrology models were submitted for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2 in 2012. However, concerns regarding TVA dam stability and revised hydrology analyses led to the submittal of a new hydrologic analysis for Sequoyah Units 1 and 2 in 2020. To resolve additional dam stability issues identified later in 2020, TVA submitted a revision to the Sequoyah model in April 2023. The new hydrologic analysis for Sequoyah Units 1 and 2 was approved by the NRC in March 2024. TVA submitted models for Watts Bar Nuclear Plant ("Watts Bar") Units 1 and 2 in December 2023 to incorporate a methodology approved by the NRC subsequent to its review of a previous hydrology submittal for Watts Bar. TVA will subsequently address conditions at Browns Ferry as needed. As of September 30, 2024, TVA had spent $158 million on the modifications and improvements related to extreme flooding preparedness. TVA has concluded that the revised hydraulic modeling and associated submittal of license amendment requests to update the Sequoyah and Watts Bar licensing bases have demonstrated appropriate design margins such that additional flood mitigating systems are no longer needed at these two sites. Therefore, TVA submitted a letter to the NRC in September 2024 to decommit from the commitment to implement an improved flood model mitigation system at these two sites.

Sequoyah Nuclear Plant Unit 2

Sequoyah Unit 2 tripped on July 30, 2024, due to failure of the main generator. As a result, the project to restack and rewind the main generator was pulled forward in the Nuclear Life Extension ("NLE") plan. The unit will remain offline until project completion, which is expected in spring 2025. As of September 30, 2024, TVA had spent $25 million related to this project and expects to spend an additional $57 million.

Hurricane Helene

In late September 2024, Hurricane Helene caused significant damage in communities in East Tennessee and Western North Carolina. Flood of record was approached or exceeded in many areas. TVA completed inspections at numerous dams, finding no substantial impacts. Shoreline erosion at Nolichucky Dam did not impact the dam's integrity and has subsequently been repaired. In addition, TVA stored a substantial amount of water in tributary reservoirs that has since been released downstream in a controlled manner to recover flood storage capacity. TVA is working on debris management at Douglas Reservoir to help mitigate potential downstream movement. TVA's efforts may also include aiding other agencies in their recovery efforts, including supporting major disaster declarations with the Federal Emergency Management Agency. TVA is evaluating the financial impact of the storm.

Coal Combustion Residuals

    Coal Combustion Residuals Facilities. TVA is pursuing a programmatic approach to address environmental impacts related to the previous storage and disposal of its CCR in accordance with applicable law (“CCR Program”). Under the CCR Program, TVA performed stability remediation of all at-risk facilities, completed the conversion of all operational coal-fired plants to dry CCR storage, and ceased operation of wet CCR storage facilities.

    Dry generation and dewatering projects. TVA has accomplished the conversion from wet to dry handling of CCR materials at all operating coal plants with the completion of dry generation and/or dewatering projects at Bull Run, Cumberland, Gallatin Fossil Plant ("Gallatin"), Kingston, and Shawnee Fossil Plant ("Shawnee").

    Landfills. TVA has made strategic decisions to build and maintain lined and permitted dry storage facilities on TVA-owned property at some TVA locations, enabling these facilities to generate CCR beyond existing dry storage capacity. Lined and permitted landfills are operational at Bull Run, Gallatin, Kingston, and Shawnee. TVA received a State of Tennessee permit for the construction and operation of a new lined landfill at Gallatin, and construction started in 2022. TVA received a State of Tennessee permit for a new lined landfill at Cumberland in 2023, and TVA is currently evaluating the need for construction. Construction of additional lined and dry permitted storage facilities may occur to support future business requirements.

    CCR facilities closures. TVA is working to close CCR facilities in accordance with federal and state requirements. Closure project schedules and costs are driven by the selected closure methodology (such as closure-in-place or closure-by-removal) and regulatory requirements. TVA's predominant closure methodology is currently closure-in-place, with exceptions at certain facilities, although EPA has recently interpreted its CCR Rule in a way that could challenge TVA's predominant closure methodology for many units, thereby potentially creating significant additional costs with implementing closure. TVA issued a PEIS in June 2016 that programmatically evaluated the closure of CCR impoundments at TVA's coal-fired plants. TVA issued its associated Record of Decision in July 2016. The PEIS assessed the potential environmental effects associated with various modes of impoundment closures and through subsequent NEPA documents specifically evaluated and addressed closure methods at 10 impoundments. TVA subsequently decided to close those impoundments. The method of final closure for each of these facilities will depend on various factors, including approval by appropriate state regulators and applicable closure requirements of state and federal regulations. Additional site-specific NEPA studies will be conducted, as warranted, as other facilities are considered for closure. See Note 13 — Asset Retirement Obligations.

    Groundwater monitoring. Compliance with the Environmental Protection Agency's ("EPA's") CCR rule ("CCR Rule") requires implementation of a groundwater monitoring program and ongoing analysis. In compliance with the CCR Rule, TVA published the results of the 2023 groundwater testing at its CCR facilities during the second quarter of 2024. Similar to prior years, the tests identified certain CCR units with constituents at statistically significant levels above site-specific groundwater protection standards. TVA has completed an assessment of corrective measures ("ACM"), which analyzes the effectiveness of potential corrective actions, and has published ACM reports to its CCR Rule Compliance Data and Information website. Based on the results of the ACM, TVA is required to select a remedy as soon as feasible. TVA has selected remedies for two of its plants: a groundwater pump and treat system at the Allen East Ash Disposal Area and monitored natural attenuation at Shawnee. TVA continues to investigate and evaluate remedies for its other plants and will continue posting semi-annual progress reports on the status of remedy selection until the final remedy is selected. The cost of these final remedies cannot reasonably be predicted until investigations and evaluations are complete and remedial methods are selected.

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

As of September 30, 2024, TVA had spent approximately $3.2 billion on its CCR Program. Through 2029, TVA expects to spend an additional $2.4 billion on the CCR Program. Estimates for these amounts and costs after 2029 may change depending on the final closure method selected for each facility. While the conversion portion of the CCR Program is completed, TVA will continue to undertake CCR closure and storage projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

    TVA was involved in two lawsuits concerning the CCR facilities at Gallatin. One of these cases was decided in TVA's favor by the Sixth Circuit, and the other case was resolved by the entry of a consent order and agreement in Davidson County Chancery Court that became effective July 24, 2019. Under the consent order, TVA agreed to close the existing ash facility by removal, either to an on-site landfill or to an offsite facility. TVA may also consider options for beneficial reuse of the CCR. TVA submitted the removal plan for approval to the Tennessee Department of Environment and Conservation ("TDEC") and other applicable parties pursuant to the consent order, which was approved on November 7, 2023. In addition, TVA submitted an Environmental Assessment Report ("EAR") to TDEC, and TDEC approved the EAR on June 6, 2023. TVA submitted the Gallatin Ash Pond Complex Corrective Action/Risk Assessment ("CARA") Plan to TDEC in January 2024. See Note 13 — Asset Retirement Obligations.

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

On May 8, 2024, EPA published its Legacy CCR Rule, which expands the scope of the existing regulatory requirements of the 2015 CCR Rule to include two additional classes of units: Legacy SIs and CCRMUs. As a result of the enactment of the final rule, during 2024, TVA recorded additional estimated AROs of $3.1 billion and recorded a corresponding regulatory asset of $3.1 billion due to these AROs being associated with closed sites and asset retirement costs having been fully depreciated. These amounts are forward-looking and are subject to various uncertainties, and actual amounts may differ materially based upon a number of factors, including, but not limited to, the outcome of legal challenges to the Legacy CCR Rule, ongoing evaluations of the number and scope of newly regulated units, and determinations on final closure requirements and performance standards. See Part I, Item 1, Business — Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals, Part I, Item 1A, Risk Factors — Regulatory, Legislative, and Legal Risks, and Note 13 — Asset Retirement Obligations.

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

Pursuant to a remedial action plan that has been approved by TDEC, TVA has installed a groundwater pump and treat system at the Allen East Ash Disposal Area. In addition, TVA is taking steps to close both the East Ash Disposal Area and the nearby West Ash Disposal Area at Allen. On November 29, 2021, after obtaining the necessary approvals from TDEC, TVA began removing CCR materials to an offsite, lined landfill, and removal and closure activities are expected to continue through 2030.

Real Property Portfolio

TVA engages in ongoing Tennessee Valley-wide real property portfolio evaluations of buildings, structures, and land as part of the strategic real estate program, which focuses on reducing cost, right-sizing the portfolio, and aligning real estate holdings with TVA's strategic direction. In addition, TVA continues to operate in a hybrid work environment for those who do not have to be physically present at a TVA facility. TVA is evaluating its use of the Chattanooga Office Complex and issued an RFP in August 2023 to determine availability for a new Chattanooga, Tennessee facility based on TVA's workplace needs. No final decisions have been made, and TVA is considering multiple options.

Supply Chain and Inflation Pressures

TVA continues to experience impacts due to inflation, supply chain material challenges, and labor availability. This has led to project delays, limited availability, and/or price increases for supplies and labor. TVA actively manages supply chain volatility with contracting, inventory strategies, and supplier engagement and support. TVA expects inflationary pressures to persist in 2025. TVA has been able to manage these challenges with limited business disruptions at this time; however, should pressures continue long term, TVA could experience more significant disruptions and pressure to further increase power rates.

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

Cybersecurity. TVA operates in a highly regulated environment with respect to cybersecurity. TVA's cybersecurity program aligns or complies with the Federal Information Security Modernization Act, the NERC Critical Infrastructure Protection requirements, and the NRC requirements for cybersecurity, as well as industry best practices. As part of the U.S. government, TVA coordinates with and works closely with the U.S. Department of Homeland Security's Cybersecurity and Infrastructure Security Agency ("CISA"). CISA serves as the agency assisting other federal entities in defending against threats and securing critical infrastructure. The U.S. Computer Emergency Readiness Team functions as a liaison between the U.S. Department of Homeland Security and the public and private sectors to coordinate responses to security threats.

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

See Part I, Item 1C, Cybersecurity for a description of TVA's cybersecurity program and integrated risk management process. See also Part I, Item 1A, Risk Factors — Cybersecurity and Information Technology Risks — TVA's facilities and information infrastructure may not operate as planned due to cyber threats to TVA's assets and operations.

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

    Management has discussed the development, selection, and disclosure of critical accounting estimates with the Audit, Risk, and Cybersecurity Committee of the TVA Board. While TVA's estimates and assumptions are based on its knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

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

    Nuclear Decommissioning. Decommissioning cost studies are updated for each of TVA's nuclear unit's long-lived assets at least every five years. At September 30, 2024, the estimated future nuclear decommissioning cost recognized in the financial statements was $3.8 billion and was included in AROs, and the unamortized regulatory asset related to nuclear decommissioning ARO costs of $362 million was included in Regulatory assets.

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

    The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. A 10 percent change in TVA's forecasted costs for nuclear decommissioning activities at September 30, 2024, would have affected the liability by approximately $381 million.

    Non-Nuclear Decommissioning. At September 30, 2024, the estimated future non-nuclear decommissioning cost recognized in the financial statements was $7.0 billion and was included in AROs, and the unamortized regulatory asset related to non-nuclear decommissioning ARO costs of $6.2 billion was included in Regulatory assets.

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

    Technology and Regulation – Changes in technology and experience as well as changes in regulations regarding non-nuclear decommissioning could cause cost estimates to change significantly. TVA's cost estimates generally assume current technology and regulations. In April 2015, EPA published its final rule governing CCR, which regulates landfill and impoundment location, design, and operations; dictates certain pond-closure conditions; and establishes groundwater monitoring and closure and post-closure standards. On May 8, 2024, EPA published its Legacy CCR Rule, which expands the scope of the existing regulatory requirements of the 2015 CCR Rule to include two additional classes of units: Legacy SIs and CCRMUs. As a result of the enactment of the final rule, during 2024, TVA recorded additional estimated AROs of $3.1 billion and recorded a corresponding regulatory asset of $3.1 billion due to these AROs being associated with closed sites and asset retirement costs having been fully depreciated. TVA continues to evaluate the impact of the rule on its operations, including cost and timing estimates of related projects.  As a result, further adjustments to its ARO liabilities may be required as estimates are refined.

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

    The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in the discount or escalation rates, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. A 10 percent change in TVA's forecasted costs for non-nuclear decommissioning activities at September 30, 2024, would have affected the liability by approximately $699 million.

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

Commodity Derivatives under the Financial Hedging Program ("FHP"). In 2022, the FHP was reinstated and hedging activity began. The TVA Board also approved the elimination of the Value at Risk aggregate transaction limit for the FHP and authorized the use of tolerances and measures that will be reviewed annually by the TVA Board. The commodity derivatives under the FHP are classified as Level 2 valuations based on market approaches which utilize short-term and mid-term market-quoted prices from an external industry brokerage firm.

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

All derivative instruments are analyzed individually and are subject to unique risk exposures.  The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2024.

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

Certain key actuarial assumptions critical to the pension and postretirement accounting estimates include expected long-term rate of return on plan assets, discount rates, projected health care cost trend rates, cost of living adjustments ("COLA"), and mortality rates. Every five years, a formal actuarial experience study that compares assumptions to the actual experience is conducted. Additional ad-hoc experience studies are performed as needed to review recent experience and validate recommended changes to the actuarial assumptions used based upon TVA's last experience study in 2023. See Note 20 — Benefit Plans for explanations of changes in assumptions and estimates.

    Expected Return on Plan Assets. The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. In determining the expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice, the current outlook on capital markets, the asset allocation policy, and the anticipated impact of active management. In September 2023, the TVARS Board approved a new asset allocation policy, but had no changes in 2024 or 2023 to the 6.50 percent expected return on assets assumption adopted in 2022.

    TVA recognizes the impact of asset performance on pension expense over a three-year phase-in period through a market-related value of assets ("MRVA") calculation. The MRVA recognizes investment gains and losses over a three-year period and is used in calculating the expected return on assets and the recognized net actuarial loss components of pension net periodic benefit cost.

    A higher expected rate of return assumption decreases the net periodic pension benefit costs, whereas a lower expected rate of return assumption increases the net periodic pension benefit cost. The plan's actual rate of return for 2024 was 12.72 percent compared to the assumption of 6.50 percent. The difference between the expected and actual return on plan assets resulted in an actuarial gain of $510 million that is recognized as a decrease in the related regulatory asset and a decrease in the pension benefit obligation at September 30, 2024.

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

    The discount rate is somewhat volatile because it is determined based upon the prevailing rate of long-term corporate bonds as of the measurement date. A higher discount rate decreases the plan obligations and correspondingly decreases the net periodic pension and net post-retirement benefit costs for those plans where actuarial losses are being amortized. Alternatively, a lower discount rate increases net periodic pension and net periodic post-retirement benefit costs. The discount rates used to determine the pension and post-retirement benefit obligations were 4.95 percent and 5.00 percent, respectively, at September 30, 2024.

    Health Care Cost Trends. In establishing health care cost trend rates for the post-retirement obligation, TVA reviews actual recent cost trends and projected future trends considering health care inflation, changes in health care utilization, and changes in plan benefits and premium experience. The pre-Medicare eligible per capita claims costs and per capita contributions trend rates are both 7.25 percent, declining 0.25 percent per year until it reaches the ultimate trend rate of 5.00 percent in 2034. The post-Medicare current health care cost trend rate is zero percent for years 2023 through 2025, reaching the ultimate rate of 4.00 percent in 2026. TVA recognized a $30 million actuarial gain as a result of updating the pre-Medicare health care cost trend rates to reflect observed and anticipated plan experience that is recognized as an increase in the related regulatory liability and a decrease in the post-retirement obligation at September 30, 2024.

    Cost of Living Adjustments. Cost of living adjustments ("COLAs") are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase.  This assumption is based on the long-term expected future rate of inflation, which is based on the capital market outlooks, economic forecasts, and the Federal Reserve policy.  See Note 20 — Benefit Plans — Plan Assumptions — Cost of Living Adjustment for further discussion on the calculation of the COLA.  The actual COLA for CY 2024 was 4.44 percent. The CY 2025 COLA is assumed to be 2.79 percent, and for years thereafter the COLA is assumed to be 2.00 percent. A higher COLA increases the pension benefit obligation whereas a lower COLA assumption decreases the obligation. The actual calendar year COLA and the long-term COLA assumption are used to determine the benefit obligation at September 30 and the net periodic benefit costs for the following fiscal year.

Mortality. TVA's mortality assumptions are based upon actuarial projections in combination with actuarial studies of the actual mortality experience of TVARS's pension and post-retirement benefit plan participants taking into consideration the Society of Actuaries ("SOA") mortality table and projection scales as of September 30, 2024. TVA continues to monitor the availability of updates to mortality tables, longevity improvement scales, and mortality reviews and experience studies to consider whether these updates should be reflected in the current year mortality assumption.

    The following tables illustrate the estimated effects of changing certain of the critical actuarial assumptions discussed above, while holding all other assumptions constant and excluding any impact for unamortized actuarial gains and losses:

Sensitivity to Certain Changes in Pension Assumptions (in millions)
Actuarial Assumption	Actual Assumption	Change in Assumption	Impact
Effect on 2024 pension expense:
Discount rate	5.95%	(0.25)%	$11
Expected return on assets	6.50%	(0.25)%	19
COLA	2.00%	0.25%	22

Effect on benefit obligation at September 30, 2024:
Discount rate	4.95%	(0.25)%	$273
COLA	2.00%	0.25%	188

Sensitivity to Changes in Assumed Health Care Cost Trend Rates
	1% Increase	1% Decrease
Effect on total of service and interest cost components for 2024	$4	$(4)
Effect on end-of-year accumulated post-retirement benefit obligation at September 30, 2024	48	(45)

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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities. As of September 30, 2024, TVA had accrued approximately $10 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

Risk Governance

    The Enterprise Risk Council ("ERC") is responsible for the highest level of risk oversight at TVA and is also responsible for communicating enterprise-wide risks with policy implications to the TVA Board or a designated TVA Board committee. The ERC is comprised of the Senior Management Council and the Chief Risk Officer ("CRO") who acts as Chair. ERC members may invite additional attendees to meetings as non-voting participants. The ERC has also established subordinate committees, consisting of business unit leaders, to assist in the oversight of fuel and power procurement, DER programs and products, security, artificial intelligence, privacy, and technology risks, and general risk management.

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

Commodity Derivatives. TVA manages risk with commodity contracts for natural gas that require physical delivery of the contracted quantity. An immediate 10 percent decline in the market price of natural gas on September 30, 2024 and 2023, would have resulted in decreases of less than $1 million and $1 million, respectively, in the fair value of TVA's natural gas derivative instruments at these dates.

Commodity Derivatives under the FHP. TVA manages risk with commodity derivatives under the FHP by hedging exposure to the price of natural gas. An immediate 10 percent decline in the market price of natural gas on September 30, 2024 and 2023, would have resulted in a decrease of approximately $72 million and $127 million, respectively, in the fair value of TVA's natural gas derivative instruments under the FHP.

Investment Price Risk

TVA's investment price risk relates primarily to investments in TVA's NDT, ART, pension fund, SERP, DCP, and RP.

Nuclear Decommissioning Trust.  The NDT is generally designed to achieve a return in line with overall equity and debt market performance.  The assets of the trust are invested in debt and equity securities, private partnerships, and certain derivative instruments including forwards, futures, options, and swaps, and through these investments the trust has exposure to U.S. equities, international equities, real estate investment trusts, natural resource equities, high-yield debt, domestic debt, U.S. TIPS, treasuries, private real assets, private equity, and private credit strategies.  At September 30, 2024 and 2023, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $333 million and $279 million, respectively.

Asset Retirement Trust.  The ART is presently invested to achieve a return in line with overall equity and debt market performance. The assets of the trust are invested in debt and equity securities, private partnerships, and certain derivative instruments including options, and through these investments the trust has exposure to U.S. equities, real estate investment trusts, natural resource equities, high-yield debt, domestic debt, TIPS, treasuries, private real assets, private equity, and private credit strategies.  At September 30, 2024 and 2023, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $152 million and $124 million, respectively.

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

    As set forth above, the qualified pension plan assets are invested across growth assets, defensive growth assets, defensive assets, and inflation-sensitive assets. The TVARS asset allocation policy includes permissible deviations from target allocations, and action can be taken, as appropriate, to rebalance the plan's assets consistent with the asset allocation policy. At September 30, 2024 and 2023, an immediate 10 percent decrease in the value of the net assets of the fund would have reduced the value of the fund by approximately $867 million and $813 million, respectively.

    Supplemental Executive Retirement Plan. The SERP is a non-qualified defined benefit pension plan similar to those typically found in other companies in TVA's peer group and is provided to selected employees of TVA. TVA's SERP was created to recruit and retain key executives. The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA's qualified defined benefit plan and Internal Revenue Code Section 415 limits on qualified retirement plans. The SERP currently targets an asset allocation policy for its plan assets of 64 percent equity securities, which includes U.S. and non-U.S. equities, and 36 percent fixed income securities. The SERP plan assets are presently invested to achieve a return in line with overall equity and debt market performance. At September 30, 2024 and 2023, an immediate 10 percent decrease in the value of the SERP investments would have reduced the value of the investments by $10 million and $8 million, respectively.

    Deferred Compensation Plan. The DCP is designed to provide participants with the ability to defer compensation to future periods. The plan assists in the recruitment of top executive talent for TVA. As in other corporations, deferred compensation can be an integral part of a total compensation package. Assets currently include deferral balances. The default return on investment of the accounts is interest calculated based on the composite rate of all marketable U.S. Treasury issues. Executives may alternatively choose to have their balances adjusted based on the return of certain mutual funds. At both September 30, 2024 and 2023, an immediate 10 percent decrease in the value of the deferred compensation accounts would have reduced the value of the accounts by $2 million.

Restoration Plan. The RP is a non-qualified excess 401(k) plan designed to allow certain eligible employees whose contributions to the 401(k) plan are limited by IRS rules to save additional amounts for retirement and receive non-elective and matching employer contributions. The plan is designed to provide a competitive level of retirement benefits and assist in the recruitment of executive talent for TVA. The default return on investment of the accounts is interest calculated based on the composite rate of all marketable U.S. Treasury issues. Executives may alternatively choose to have their balances adjusted based on the return of certain mutual funds. At September 30, 2024 and 2023, an immediate 10 percent decrease in the value of the RP accounts would have reduced the value of the accounts by less than $1 million.

Interest Rate Risk

TVA's interest rate risk is related primarily to its short-term investments, short-term debt, long-term debt, and interest rate derivatives.

Investments.  At September 30, 2024, TVA had $502 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2024 was $600 million.  The average interest rate that TVA received on its short-term investments during 2024 was 5.39 percent. If the rates of interest that TVA received on its short-term investments during 2024 were 4.39 percent, TVA would have received $6 million less in interest from its short-term investments.  At September 30, 2023, TVA had $501 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2023 was $544 million.  The average interest rate that TVA received on its short-term investments during 2023 was 4.65 percent.  If the rates that TVA received on its short-term investments during 2023 were 3.65 percent, TVA would have received approximately $5 million less in interest from its short-term investments.  In addition to affecting the amount of interest that TVA receives from its short-term investments, changes in interest rates could affect the value of the investments in its NDT, ART, pension plan, SERP, DCP, and RP.  See Risk Management Activities — Investment Price Risk above.

Short-Term Debt.  At September 30, 2024, TVA's short-term borrowings were $1.2 billion, and the current maturities of power bonds and debt of variable interest entities were $1.1 billion.  Based on TVA's interest rate exposure at September 30, 2024, an immediate one percentage point increase in interest rates would have resulted in an increase of $22 million in TVA's short-term interest expense.  At September 30, 2023, TVA's short-term borrowings were $432 million, and the current maturities of long-term debt were $1.1 billion.  Based on TVA's interest rate exposure at September 30, 2023, an immediate one percentage point increase in interest rates would have resulted in an increase of $15 million in TVA's short-term interest expense.

Long-Term Debt.  At September 30, 2024 and 2023, the interest rates on all of TVA's outstanding long-term debt were fixed (or subject only to downward adjustment under certain conditions).  Accordingly, an immediate one percentage point increase in interest rates would not have affected TVA's interest expense associated with its long-term debt.  When TVA's long-term debt matures or is redeemed, however, TVA typically refinances debt in whole or in part by issuing additional debt. Accordingly, if interest rates are high when TVA issues this additional debt, TVA's cash flows, results of operations, and financial condition may be adversely affected.  This risk is somewhat mitigated by the fact that TVA's debt portfolio is diversified in terms of maturities and has a long average life.  At September 30, 2024 and 2023, the average life of TVA's debt portfolio was 13.96 years and 14.43 years, respectively.  At September 30, 2024 and 2023, the average interest rate of TVA's debt portfolio was 4.69 percent and 4.61 percent, respectively. See Note 14 — Debt and Other Obligations — Debt Outstanding for a schedule of TVA's debt maturities.

Interest Rate Derivatives. Changes in interest rates also affect the mark-to-market ("MtM") valuation of TVA's interest rate derivatives.  See Note 15 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives. TVA had two interest rate swaps outstanding at both September 30, 2024 and 2023. Net unrealized gains and losses on the swaps are reflected on TVA's Consolidated Balance Sheets in a regulatory liability or asset account, and realized gains and losses are reflected in earnings.  Based on TVA's interest rate exposure at September 30, 2024, an immediate one percentage point decrease in interest rates would have increased the interest rate swap liabilities by $293 million. Based on TVA's interest rate exposure at September 30, 2023, an immediate one percentage point decrease in interest rates would have increased the interest rate swap liabilities by $272 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30
 (in millions)

	2024	2023	2022
Operating revenues
Revenue from sales of electricity	$12,128	$11,899	$12,371
Other revenue	186	155	169
Total operating revenues	12,314	12,054	12,540
Operating expenses
Fuel	2,169	2,549	2,567
Purchased power	1,581	1,633	1,921
Operating and maintenance	3,641	3,372	2,986
Depreciation and amortization	2,138	2,213	2,054
Tax equivalents	557	593	601
Total operating expenses	10,086	10,360	10,129
Operating income	2,228	1,694	2,411
Other income, net	71	61	7
Other net periodic benefit cost	98	199	258
Interest expense	1,066	1,056	1,052
Net income	$1,135	$500	$1,108
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

ASSETS
	2024	2023
Current assets
Cash and cash equivalents	$502	$501
Accounts receivable, net	1,801	1,745
Inventories, net	1,155	1,108
Regulatory assets	191	178
Other current assets	120	134
Total current assets	3,769	3,666

Property, plant, and equipment
Completed plant	70,989	68,199
Less accumulated depreciation	(38,793)	(35,871)
Net completed plant	32,196	32,328
Construction in progress	4,879	3,238
Nuclear fuel	1,261	1,344
Finance leases	729	572
Total property, plant, and equipment, net	39,065	37,482

Investment funds	4,968	4,123

Regulatory and other long-term assets
Regulatory assets	9,408	5,566
Operating lease assets, net of amortization	149	177
Other long-term assets	344	330
Total regulatory and other long-term assets	9,901	6,073

Total assets	$57,703	$51,344
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	2024	2023
Current liabilities
Accounts payable and accrued liabilities	$2,910	$2,618
Accrued interest	280	272
Asset retirement obligations	283	272
Regulatory liabilities	174	222
Short-term debt, net	1,167	432
Current maturities of power bonds	1,022	1,022
Current maturities of long-term debt of variable interest entities	37	35
Total current liabilities	5,873	4,873

Other liabilities
Post-retirement and post-employment benefit obligations	2,887	2,527
Asset retirement obligations	10,523	7,217
Finance lease liabilities	700	576
Other long-term liabilities	1,712	1,211
Regulatory liabilities	83	107
Total other liabilities	15,905	11,638

Long-term debt, net
Long-term power bonds, net	17,867	17,844
Long-term debt of variable interest entities, net	897	933
Total long-term debt, net	18,764	18,777

Total liabilities	40,542	35,288

Commitments and contingencies (Note 22)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	16,437	15,302
Total power program proprietary capital	16,695	15,560
Nonpower programs appropriation investment, net	518	525
Accumulated other comprehensive loss	(52)	(29)
Total proprietary capital	17,161	16,056

Total liabilities and proprietary capital	$57,703	$51,344
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30
(in millions)

	2024	2023	2022
Net income	$1,135	$500	$1,108
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	25	99	(157)
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	(48)	(42)	93
Total other comprehensive income (loss)	(23)	57	(64)
Total comprehensive income	$1,112	$557	$1,044
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the years ended September 30
 (in millions)

	2024	2023	2022
Cash flows from operating activities
Net income	$1,135	$500	$1,108
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	2,160	2,235	2,076
Amortization of nuclear fuel cost	364	371	347
Non-cash retirement benefit expense	138	241	328
Other regulatory amortization and deferrals	(71)	31	70
Changes in current assets and liabilities
Accounts receivable, net	(16)	301	(412)
Inventories and other current assets, net	(70)	(83)	(163)
Accounts payable and accrued liabilities	44	(1)	282
Accrued interest	8	(1)	(7)
Pension contributions	(304)	(306)	(308)
Settlements of asset retirement obligations	(283)	(327)	(291)
Other, net	(102)	(89)	(82)
Net cash provided by operating activities	3,003	2,872	2,948

Cash flows from investing activities
Construction expenditures	(3,281)	(2,526)	(2,361)
Nuclear fuel expenditures	(294)	(273)	(283)
Acquisition of leasehold interests in combustion turbine assets	—	(155)	—
Purchases of investments	(52)	(51)	(51)
Loans and other receivables
Advances	(4)	(7)	(9)
Repayments	6	8	15
Other, net	34	10	26
Net cash used in investing activities	(3,591)	(2,994)	(2,663)

Cash flows from financing activities
Long-term debt
Issues of power bonds	991	992	484
Redemptions and repurchases of power bonds	(1,022)	(29)	(1,028)
Payments on debt of variable interest entities	(35)	(39)	(43)
Short-term debt issues (redemptions), net	734	(740)	392
Payments on leases and leasebacks	(76)	(56)	(85)
Financing costs, net	(5)	(4)	(3)
Other, net	3	(1)	—
Net cash provided by (used in) financing activities	590	123	(283)
Net change in cash, cash equivalents, and restricted cash	2	1	2
Cash, cash equivalents, and restricted cash at beginning of year	521	520	518
Cash, cash equivalents, and restricted cash at end of year	$523	$521	$520
Note (1) Including amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
For the years ended September 30
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2021	$258	$13,689	$540	$(22)	$14,465
Net income (loss)	—	1,115	(7)	—	1,108
Total other comprehensive income (loss)	—	—	—	(64)	(64)
Return on power program appropriation investment	—	(4)	—	—	(4)
Balance at September 30, 2022	$258	$14,800	$533	$(86)	$15,505
Net income (loss)	—	508	(8)	—	500
Total other comprehensive income	—	—	—	57	57
Return on power program appropriation investment	—	(6)	—	—	(6)
Balance at September 30, 2023	$258	$15,302	$525	$(29)	$16,056
Net income (loss)	—	1,142	(7)	—	1,135
Total other comprehensive income (loss)	—	—	—	(23)	(23)
Return on power program appropriation investment	—	(7)	—	—	(7)
Balance at September 30, 2024	$258	$16,437	$518	$(52)	$17,161
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

Cost-Based Regulation

Since the TVA Board is authorized by the TVA Act to set rates for power sold to its customers, TVA is self-regulated. Additionally, TVA's regulated rates are designed to recover its costs.  Based on current projections, TVA believes that rates, set at levels that will recover TVA's costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.   Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, or TVA is no longer considered to be a regulated entity, then costs would be required to be written off.  All regulatory asset write offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable or in which TVA is no longer considered to be a regulated entity.

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

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash At September 30 (in millions)
	2024	2023
Cash and cash equivalents	$502	$501
Restricted cash and cash equivalents included in Other long-term assets	21	20
Total cash, cash equivalents, and restricted cash	$523	$521

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

The allowance for uncollectible accounts was less than $1 million at both September 30, 2024 and 2023, for trade accounts receivable.  Additionally, loans receivable of $105 million and $104 million at September 30, 2024 and 2023, respectively, are included in Accounts receivable, net and Other long-term assets for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $2 million and $3 million at September 30, 2024 and 2023, respectively.

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

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenues earned during pre-commercial operations at the fair value of the energy delivered based on TVA's hourly incremental dispatch cost. Pre-commercial plant operations began on Paradise CT Units 5-7 in the first quarter of 2024, and the units became operational on December 29, 2023. Estimated revenue of $3 million related to this project was capitalized to offset project costs for the year ended September 30, 2024. TVA also capitalized related fuel costs for this project of $3 million for the year ended September 30, 2024, all of which was recognized in the three months ended December 31, 2023.

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

TVA, the U.S. Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements, referred to as the Down-blend Offering for Tritium ("DBOT"), that provide for the production, processing, and storage of low-enriched uranium that is to be made using surplus DOE highly enriched uranium and other uranium.  Low-enriched uranium can be fabricated into fuel for use in a nuclear power plant.  Production of the low-enriched uranium began in 2019 and is contracted to continue through September 2027. Contract activity after that date will consist of storage and flag management.  Flag management ensures that the uranium is unencumbered by policy restrictions, so that it can be used in connection with the production of tritium. Under the terms of the interagency agreement between the DOE and TVA, the DOE will reimburse TVA for a portion of the costs of converting the highly enriched uranium to low-enriched uranium. Since 2019, TVA has received $284 million in reimbursements from the DOE, which is recorded as a reduction in nuclear fuel inventory costs. At September 30, 2024, TVA recorded $13 million in Accounts receivable, net related to this agreement.

    Depreciation. TVA accounts for depreciation of its properties using the composite depreciation convention of accounting.  Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies that are updated approximately every five years, with the latest study implemented in 2022.

Depreciation expense for the years ended September 30, 2024, 2023, and 2022 was $1.8 billion, $1.9 billion, and $1.8 billion, respectively. Depreciation expense expressed as a percentage of the average annual depreciable completed plant was 2.92 percent for 2024, 3.14 percent for 2023, and 2.98 percent for 2022.  Average depreciation rates by asset class are as follows:

Property, Plant, and Equipment Depreciation Rates At September 30 (percent)
	2024	2023	2022
Asset Class
Nuclear	2.71	2.73	2.72
Coal-fired(1)	4.13	4.98	4.27
Hydroelectric	1.83	1.82	1.85
Gas and oil-fired	3.31	3.17	3.38
Transmission	1.52	1.52	1.51
Other	4.98	4.43	3.64
Note
(1) The rates include the acceleration of depreciation related to retiring certain coal-fired units and potentially retiring the remainder of the coal-fired fleet by 2035. See Note 7 — Plant Closures.

Reacquired Rights. TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking CTs as well as certain qualified technological equipment and software (“QTE”). All of the lease proceeds were accounted for as financing obligations due to TVA’s continuing involvement with the combustion turbine facilities and the QTE during the leaseback term. These financial obligations were paid off, and TVA acquired the residual leasehold interests for all of this equipment and recorded the cash consideration as reacquired rights, which is an intangible asset included in property, plant, and equipment on the Consolidated Balance Sheet. As of September 30, 2024 and 2023, property, plant, and equipment includes intangible reacquired rights, net of amortization, of $312 million and $324 million, respectively. Reacquired rights are amortized over the estimated useful lives of the underlying CTs which range from 30 to 35 years. Amortization expense was $11 million, $10 million, and $6 million for the years ended September 30, 2024, 2023, and 2022, respectively, and accumulated amortization at September 30, 2024 and 2023 totaled $63 million and $52 million, respectively. At September 30, 2024, the estimated aggregate amortization expense for each of the next five years and thereafter is shown below:

	2025	2026	2027	2028	2029	Thereafter
Reacquired Rights	$12	$11	$12	$11	$11	$255

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

    While not specifically structured as leases, certain power purchase agreements ("PPAs") are deemed to contain a lease of the underlying generating units when the terms convey the right to control the use of the assets. Amounts recorded for these leases are generally based on the amount of the scheduled capacity payments due over the remaining terms of the PPAs, the terms of which vary. The total lease obligations included in Accounts payable and accrued liabilities, Other long-term liabilities, and Finance lease liabilities related to these agreements were $550 million and $121 million for finance and operating leases, respectively, at September 30, 2024. The total lease obligations included in Accounts payable and accrued liabilities, Other long-term liabilities, and Finance lease liabilities related to these agreements were $390 million and $135 million for finance and operating leases, respectively, at September 30, 2023.

    TVA has agreements with lease and non-lease components and has elected to separate lease and non-lease components. Consideration is allocated to lease and non-lease components generally based on relative standalone price basis. Variable lease costs included in the agreements are allocated based on the determination of lease and non-lease components.

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

    Leases with an initial term of 12 months or less, which do not include an option to extend the initial term of the lease to greater than 12 months that TVA is reasonably certain to exercise, are not recorded on the Consolidated Balance Sheets at September 30, 2024.
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

Effective Date for TVA	TVA adopted the standard on October 1, 2023, on a prospective basis.
Effect on the Financial Statements or Other Significant Matters	Adoption of this standard did not have a material impact on TVA's financial condition, results of operations, or cash flows.

The following accounting standards or rules have been issued but as of September 30, 2024, were not effective and had not been adopted by TVA:

Improvements to Reportable Segment Disclosures
Description	This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment requires a public entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. It also requires a public entity that has a single reportable segment to provide all of the disclosures required by the amendment and all existing segment disclosures. The amendment is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Upon adoption, a public entity should apply the amendments retrospectively to all prior periods presented in the financial statements.
Effective Date for TVA	Fiscal years beginning October 1, 2024 and interim periods beginning October 1, 2025.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard will result in TVA including the additional required disclosures and will have no impact on TVA's financial condition, results of operations, or cash flows.

Enhancement and Standardization of Climate-Related Disclosures for Investors
Description	In March 2024, the SEC adopted its climate-related final rule (SEC Release No. 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors), and in April 2024, the SEC voluntarily stayed the new rule as a result of pending legal challenges. The new rule, if implemented as adopted, will require registrants to provide certain climate-related information in their annual reports and registration statements and will also require the dollar impact of severe weather events and other natural conditions, as well as amounts related to carbon offsets and renewable energy credits or certificates, to be disclosed in the audited financial statements in certain circumstances. The disclosure requirements are currently expected to begin phasing in for fiscal years beginning on or after January 1, 2027 for non-accelerated filers.
Effective Date for TVA	Fiscal year beginning October 1, 2027.
Effect on the Financial Statements or Other Significant Matters	TVA is currently evaluating the impact of the rule on its disclosures.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net At September 30 (in millions)
	2024	2023
Power receivables	$1,683	$1,627
Other receivables	118	118
Accounts receivable, net(1)	$1,801	$1,745
Note
(1) Allowance for uncollectible accounts was less than $1 million at both September 30, 2024 and 2023, and therefore is not represented in the table above.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net At September 30 (in millions)
	2024	2023
Materials and supplies inventory	$931	$849
Fuel inventory	286	313
Renewable energy certificates/emissions allowance inventory, net	11	15
Allowance for inventory obsolescence	(73)	(69)
Inventories, net	$1,155	$1,108

5. Other Current Assets

Other current assets consisted of the following:

Other Current Assets At September 30 (in millions)
	2024	2023(1)
Inventory work-in-progress	$41	$28
Prepaid software maintenance	22	18
Prepaid insurance	19	16
Prepaid cloud assets	13	7
Current portion of prepaid long-term service agreements	7	25
Commodity contract derivative assets	5	21
Other	13	19
Other current assets	$120	$134
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

6. Net Completed Plant

Net completed plant consisted of the following:

Net Completed Plant At September 30 (in millions)
	2024			2023
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Nuclear	$26,800	$14,149	$12,651	$26,803	$13,557	$13,246
Coal-fired(1)	20,177	16,635	3,542	18,525	14,464	4,061
Gas and oil-fired	7,051	2,112	4,939	6,663	2,057	4,606
Transmission	9,964	3,450	6,514	9,375	3,359	6,016
Hydroelectric	4,307	1,288	3,019	4,109	1,241	2,868
Other electrical plant	1,763	737	1,026	1,798	780	1,018
Multipurpose dams	900	413	487	900	404	496
Other stewardship	27	9	18	26	9	17
Total	$70,989	$38,793	$32,196	$68,199	$35,871	$32,328
Note
(1) TVA recognized accelerated depreciation as a result of the decision to idle or retire certain units and the potential retirement of the remainder of the coal-fired fleet by 2035. See Note 7 — Plant Closures.

7. Plant Closures

Background

TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. Based on results of assessments presented to the TVA Board in 2019, the retirement of Bull Run Fossil Plant ("Bull Run") by December 2023 was approved, and as of September 30, 2023, the facility was retired. In January 2023, TVA issued its Record of Decision to retire two coal-fired units at Cumberland Fossil Plant ("Cumberland") by the end of CY 2026 and CY 2028. In April 2024, TVA issued its Record of Decision to retire the nine coal-fired units at Kingston Fossil Plant ("Kingston") by CY 2027. In addition, TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035, and that evaluation includes environmental reviews, public input, and TVA Board approval.

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. As a result of TVA's decision to accelerate the retirement of Bull Run, TVA has recognized a cumulative $659 million of accelerated depreciation since the second quarter of 2019 through September 30, 2023. Of this amount, $177 million and $140 million were recognized for the years ended September 30, 2023, and 2022, respectively. TVA's decision to retire the two units at Cumberland is estimated to result in approximately $16 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. The cumulative impact approximates $112 million of additional depreciation since January 2023, related to this decision. In addition, TVA's decision to retire the nine units at Kingston is estimated to result in approximately $9 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. The cumulative impact approximates $18 million of additional depreciation since April 2024, related to this decision.

TVA also recognized $15 million, $14 million, and $22 million in Operating and maintenance expense related to additional inventory reserves and project write-offs for the coal-fired fleet, including Kingston, Cumberland, and Bull Run, for the years ended September 30, 2024, 2023, and 2022, respectively.

8. Leases

    The following table provides information regarding the presentation of leases on the Consolidated Balance Sheets:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30 (in millions)
		2024	2023
Assets
Operating	Operating lease assets, net of amortization	$149	$177
Finance	Finance leases	729	572
Total lease assets		$878	$749

Liabilities
Current
Operating	Accounts payable and accrued liabilities	$63	$71
Finance	Accounts payable and accrued liabilities	80	56
Non-current
Operating	Other long-term liabilities	88	93
Finance	Finance lease liabilities	700	576
Total lease liabilities		$931	$796

    TVA's leases consist primarily of railcars, equipment, real estate/land, power generating facilities, and gas pipelines. TVA's leases have various terms and expiration dates remaining from less than one year to 22 years. The components of lease costs were as follows:

Lease Costs For the years ended September 30 (in millions)
	2024	2023	2022
Operating lease costs(1)	$77	$69	$56
Variable lease costs(1)(5)	258	134	78
Short-term lease costs(1)	10	18	26
Finance lease costs
Amortization of lease assets(2)	79	57	58
Interest on lease liabilities(3)(4)	37	43	42
Total finance lease costs	116	100	100
Total lease costs	$461	$321	$260

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
(5) Variable lease costs include costs related to variable payments that are based on energy production levels, which are allocated to expense based on the determination of lease and non-lease components associated with the underlying agreements.

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

The following table contains additional information with respect to cash and non-cash activities related to leases:

Amounts Recognized on TVA's Consolidated Statements of Cash Flows For the years ended September 30 (in millions)
	2024	2023	2022
Operating cash flows for operating leases	$78	$77	$57
Operating cash flows for finance leases	37	43	42
Financing cash flows for finance leases	76	56	60

Lease assets obtained in exchange for lease obligations (non-cash)
Operating leases	$115	$84	$43
Finance leases	230	3	—

TVA has certain finance leases under PPAs under which the present value of the minimum lease payments exceeds the fair value of the related lease asset at the date of measurement.  This resulted in an interest rate that was higher than TVA's incremental borrowing rate. The weighted average remaining lease terms in years and the weighted average discount rate for TVA's operating and finance leases were as follows:

Weighted Averages At September 30
	2024	2023
Weighted average remaining lease terms
Operating leases	4 years	3 years
Finance leases(1)	9 years	10 years

Weighted average discount rate(2)
Operating leases	4.3%	4.1%
Finance leases	17.6%	21.6%
Note
(1) One of TVA's finance leases includes an option period to extend, which TVA is reasonably certain to exercise.
(2) The discount rate is calculated using the rate implicit in a lease if it is readily determinable. If the rate used by the lessor is not readily determinable, TVA uses its incremental borrowing rate as permitted by accounting guidance. The incremental borrowing rate is influenced by TVA's credit rating and lease term and as such may differ for individual leases, embedded leases, or portfolios of leased assets.

.

    The following table presents maturities of lease liabilities and a reconciliation of the undiscounted cash flows to lease liabilities at September 30, 2024:

Future Minimum Lease Payments Minimum payments outstanding at September 30, 2024 (in millions)
Operating leases
2025	$68
2026	34
2027	31
2028	18
2029	4
Thereafter	8
Minimum annual payments	163
Less: present value discount	(12)
Operating present value of net minimum lease payments	$151

Finance leases
2025	$140
2026	139
2027	137
2028	133
2029	132
Thereafter	452
Minimum annual payments	1,133
Less: amount representing interest	(353)
Finance present value of net minimum lease payments	$780

TVA has entered into four PPAs with renewable resource providers for solar generation and rights to charge and discharge battery energy storage systems. The systems are considered a lease component in these agreements. These PPAs have terms of 15 - 20 years and are expected to commence between January 2025 and December 2028. Total capacity payments related to these batteries over the term of these PPAs are expected to total $991 million.

9.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets At September 30 (in millions)
	2024	2023(1)
Loans and other long-term receivables, net	$84	$97
Prepaid long-term service agreements	62	64
EnergyRight® receivables, net	44	47
Cloud assets	35	15
Prepaid capital assets	29	28
Commodity contract derivative assets	2	12
Other	88	67
Total other long-term assets	$344	$330
Note
(1) At September 30, 2023, $15 million previously classified as Other (a component of Other long-term assets) has been reclassified to Cloud assets (a component of Other long-term assets) to conform to current year presentation.

Loans and Other Long-Term Receivables. TVA's loans and other long-term receivables primarily consist of economic development loans for qualifying organizations and a receivable for reimbursements to recover the cost of providing long-term, on-site storage for spent nuclear fuel. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2024 and 2023, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $21 million and $7 million, respectively.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both September 30, 2024 and 2023, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, was $12 million. See Note 12 — Other Long-Term Liabilities for information regarding the associated financing obligation.

Allowance for Loan Losses. The allowance for loan losses is an estimate of expected credit losses, measured over the estimated life of the loan receivables, that considers reasonable and supportable forecasts of future economic conditions in addition to information about historical experience and current conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts.

The allowance components, which consist of a collective allowance and specific loans allowance, are based on the risk characteristics of TVA's loans. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans are evaluated on an individual basis.

Allowance Components At September 30 (in millions)
	2024	2023
EnergyRight® loan reserve	$1	$1
Economic development loan collective reserve	—	1
Economic development loan specific loan reserve	1	1
Total allowance for loan losses	$2	$3

Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on
TVA's Consolidated Balance Sheets. At September 30, 2024 and 2023, prepayments of $7 million and $25 million, respectively, were recorded in Other current assets.

Cloud Assets. TVA has capitalized the implementation costs of hosting arrangements that are considered service contracts as cloud assets. The cloud assets are amortized over the term of the associated hosting arrangements. The current and long-term portions of the cloud assets are reported in Other current assets and Other long-term assets, respectively, on TVA’s Consolidated Balance Sheets. At September 30, 2024, and September 30, 2023, the carrying amount of the cloud assets reported in Other current assets was $13 million and $7 million, respectively.

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

Regulatory Assets and Liabilities At September 30 (in millions)
	2024	2023
Current regulatory assets
Unrealized losses on commodity derivatives	$102	$136
Unrealized losses on interest rate derivatives	54	31
Fuel cost adjustment receivable	35	11
Total current regulatory assets	191	178

Non-current regulatory assets
Non-nuclear decommissioning costs	6,187	2,922
Retirement benefit plans deferred costs	1,979	1,440
Unrealized losses on interest rate derivatives	447	272
Nuclear decommissioning costs	362	728
Environmental compliance and remediation costs	215	—
Unrealized losses on commodity derivatives	64	52
Other non-current regulatory assets	154	152
Total non-current regulatory assets	9,408	5,566
Total regulatory assets	$9,599	$5,744

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$169	$201
Unrealized gains on commodity derivatives	5	21
Total current regulatory liabilities	174	222

Non-current regulatory liabilities
Retirement benefit plans deferred credits	81	95
Unrealized gains on commodity derivatives	2	12
Total non-current regulatory liabilities	83	107
Total regulatory liabilities	$257	$329

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

    Additionally on October 1, 2014, TVA began recognizing pension costs as a regulatory asset to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan. As a result of previous plan design changes, future contributions are expected to exceed the expense calculated under U.S. GAAP. Accordingly, TVA discontinued this regulatory accounting practice as all such deferred costs were recovered as of September 30, 2024.

Non-Nuclear Decommissioning Costs.  Non-nuclear decommissioning costs include (1) certain deferred charges related to the future closure and decommissioning of TVA's non-nuclear long-lived assets, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's ART, and (4) certain other deferred charges under the accounting rules for asset retirement obligations ("AROs").  TVA has established the ART to more effectively segregate, manage, and invest funds to help meet future non-nuclear AROs.  The funds from the ART may be used, among other things, to pay the costs related to the future closure and retirement of non-nuclear long-lived assets under various legal requirements.  These future costs can be funded through a combination of investment funds set aside in the ART, future earnings on those investment funds, and future cash contributions to the ART.  In 2024 and 2023, TVA recovered in rates an amount determined by the average life of debt financed for non-nuclear decommissioning expenditures, assuming a 20-year debt service period, and contributions to the ART. Deferred charges will be recovered in rates based on an analysis of the expected expenditures, contributions, and investment earnings required to recover the decommissioning costs. Recovery of future decommissioning costs is dependent upon the future earnings of the ART, timing of decommissioning activities, and changes in decommissioning estimates. The regulatory asset is classified as long-term as amounts recovered are used to service debt or to contribute to the ART, which is restricted for future decommissioning costs.

During 2024, TVA recorded additional estimated AROs of $3.1 billion as a result of the Environmental Protection Agency's ("EPA's") final legacy coal combustion residual ("CCR") rule ("Legacy CCR Rule") and recorded a corresponding regulatory asset of $3.1 billion due to these AROs being associated with closed sites and asset retirement costs having been fully depreciated. See Note 13 — Asset Retirement Obligations.

Environmental Compliance and Remediation Costs. TVA uses regulatory accounting for certain amounts associated with compliance with an order, regulation, settlement, or lawsuit, or certain costs associated with environmental remediation activities, including but not limited to those involving environmental cleanup activities and groundwater activities. Costs will be recovered in rates based on the average life of debt financed to fund actual expenditures. See Note 22 — Contingencies and Legal Proceedings — Contingencies — Environmental Matters.

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

Unrealized Gains (Losses) on Commodity Derivatives.  TVA enters into certain derivative contracts for natural gas that require the physical delivery of the contracted quantity of the commodity. Unrealized gains (losses) on natural gas purchase contracts, included as part of unrealized gains (losses) on commodity derivatives, relate to the mark-to-market ("MtM") valuation of natural gas purchase contracts.  The natural gas purchase contracts qualify as derivative contracts but do not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of these derivative contracts as a regulatory liability or asset.  This treatment reflects TVA's ability and intent to recover the cost of these commodity contracts on a settlement basis for ratemaking purposes through the fuel cost adjustment. TVA recognizes the actual cost of fuel received under these contracts in fuel and purchased power expense at the time the fuel is used to generate electricity.  These contracts expire at various times through December 2028.  Unrealized gains and losses on contracts with a maturity of less than one year are included as a current regulatory asset or liability on TVA's Consolidated Balance Sheets.  See Note 15 — Risk Management Activities and Derivative Transactions.

Currently, TVA is hedging exposure to the price of natural gas under the Financial Hedging Program ("FHP"). Deferred gains and losses relating to TVA's FHP are included as part of unrealized gains and losses on commodity derivatives. TVA defers all MtM unrealized gains or losses as regulatory liabilities or assets, respectively, and records the realized gains or losses in fuel and purchased power expense as the contracts settle to match the delivery period of the underlying commodity. These contracts expire at various times through March 2028. This accounting treatment reflects TVA's ability and intent to include the realized gains or losses of these commodity contracts in future periods through the fuel cost adjustment. Net unrealized gains and losses for any settlements that occur within 12 months or less are classified as a current regulatory liability or asset on TVA's Consolidated Balance Sheets. See Note 15 — Risk Management Activities and Derivative Transactions.

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

Impact on Consolidated Financial Statements

    The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of September 30, 2024 and 2023, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets At September 30 (in millions)
	2024	2023
Current liabilities
Accrued interest	$9	$9
Accounts payable and accrued liabilities	1	1
Current maturities of long-term debt of variable interest entities	37	35
Total current liabilities	47	45
Other liabilities
Other long-term liabilities	16	17
Long-term debt, net
Long-term debt of variable interest entities, net	897	933
Total liabilities	$960	$995

Interest expense of $46 million, $48 million, and $50 million related to debt of VIEs and membership interests of variable interest entity subject to mandatory redemption is included on the Consolidated Statements of Operations for the years ended September 30, 2024, 2023, and 2022, respectively.

At September 30, 2024, TVA had outstanding debt of VIEs of $934 million and outstanding membership interests subject to mandatory redemption (including current portion) of $17 million issued by one of its VIEs of which it is the primary beneficiary. The following table sets forth TVA's future payments at September 30, 2024:

Maturities Due in the Year Ending September 30 (in millions)
	2025	2026	2027	2028	2029	Thereafter
Long-term debt of VIEs including current maturities(1)	$37	$39	$40	$42	$44	$737
Membership interests of variable interest entity subject to mandatory redemption	1	1	1	1	2	11
Note
(1) Long-term debt of VIEs does not include non-cash item of unamortized debt issue costs of $5 million.

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

12.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to operating leases. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities At September 30 (in millions)
	2024	2023(1)
Interest rate swap liabilities	$792	$627
Environmental compliance and remediation costs	212	—
Long-term project cost accruals	140	10
Currency swap liabilities	109	131
Operating lease liabilities	88	93
Commodity contract derivative liabilities	64	52
Advances for construction	55	56
EnergyRight® financing obligation	52	55
Long-term deferred compensation	50	41
Long-term deferred revenue	48	45
Other	102	101
Total other long-term liabilities	$1,712	$1,211
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

Operating Lease Liabilities. TVA's operating leases consist primarily of railcars, equipment, real estate/land, and power generating facilities. At September 30, 2024 and 2023, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $63 million and $71 million, respectively. See Note 8 — Leases for more information regarding leases.

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

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2024 and 2023, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was $13 million and $14 million respectively. See Note 9 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Compensation. TVA provides compensation arrangements to engage and retain certain employees, both executive and non-executive, which are designed to provide participants with the ability to defer compensation to future periods. The current and long-term portions are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At September 30, 2024 and 2023, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $74 million and $65 million, respectively.

Advances for Construction. TVA receives refundable and non-refundable advances for construction that are generally intended to defray all or a portion of the costs of building or extending TVA’s existing power assets. Amounts received are deferred as a liability with the long-term portion representing amounts that will not be recognized within the next 12 months. As projects meet milestones or other contractual obligations, the refundable portion is refunded to the customer and the non-refundable portion is recognized as contributions in aid of construction and offsets the cost of plant assets. At September 30, 2024 and 2023, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $60 million and $39 million, respectively.

Long-Term Deferred Revenue. Long-term deferred revenue represents payments received that exceed services rendered resulting in the deferral of revenue. This long-term portion represents amounts that will not be recognized within the next 12 months primarily related to fiber and transmission agreements. The current and long-term portions of the deferral are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At September 30, 2024 and 2023, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $28 million and $21 million, respectively.

Environmental Compliance and Remediation Costs. Environmental compliance and remediation costs represent certain costs associated with environmental remediation activities, including but not limited to those involving environmental cleanup activities and groundwater activities. The current and long-term portions of environmental compliance and remediation costs are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2024, the current amount of the environmental compliance and remediation costs reported in Accounts payable and accrued liabilities was $3 million. There were no current amounts at September 30, 2023.

Long-Term Project Cost Accruals. Long-term project cost accruals represent the unpaid liability associated with major construction projects and other project expenditures. TVA accrues these costs based on level of completion of the vendor's performance obligation, and the long-term portion represents amounts that will not be paid within the next 12 months. The current and long-term portions of Long-term project cost accruals are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2024 and September 30, 2023, the current amount of the long-term project cost accruals reported in Accounts payable and accrued liabilities was $124 million and $14 million, respectively.

13.  Asset Retirement Obligations

    During the year ended September 30, 2024, TVA's total ARO liability increased $3.3 billion.

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

    TVA also has decommissioning obligations related to its non-nuclear generating sites, ash impoundments, transmission substation and distribution assets, and certain general facilities. To estimate its decommissioning obligation related to these assets, TVA uses a probability-weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple outcome scenarios that include significant estimations and assumptions. Those assumptions include (1) estimates of the costs of decommissioning, (2) the method of decommissioning and the timing of the related cash flows, (3) the expected retirement date of each asset, (4) cost escalation factors, and (5) the credit adjusted risk free rate to measure the obligation at the present value of the future estimated costs. TVA bases its decommissioning estimates for each asset on its identified preferred closure method.

On May 8, 2024, EPA published its Legacy CCR Rule, which expands the scope of the existing regulatory requirements of EPA's 2015 CCR rule, as revised ("2015 CCR Rule"), to include two additional classes of CCR units: legacy CCR surface impoundments ("Legacy SIs") and CCR management units ("CCRMUs"). Legacy SIs include inactive surface impoundments at retired generating facilities that were exempt from the 2015 CCR Rule. CCRMUs are a newly defined category that includes previously unregulated areas at CCR facilities where CCR was beneficially reused in an unencapsulated manner, disposed, placed, or managed on land outside of CCR units regulated by the 2015 CCR Rule. TVA records the fair value of a liability for an ARO in the period in which it is incurred if a reasonable estimate of fair value can be made. As a result of the enactment of the final rule, during 2024, TVA recorded additional estimated AROs of $3.1 billion and recorded a corresponding regulatory asset of $3.1 billion due to these AROs being associated with closed sites and asset retirement costs having been fully depreciated. Key assumptions used to determine this estimate include the preliminary identification of Legacy SIs and CCRMUs at TVA facilities impacted by the rule, the anticipated number of acres per newly regulated CCR unit, the expected closure method, a cost benchmark per acre based on sites currently being remediated, the potential duration of closure activities, and the escalation and discount factors. There are legal challenges to the Legacy CCR Rule that may impact the number and scope of newly regulated units and the determinations on final closure requirements and performance standards. Revisions to the additional estimated non-nuclear AROs from the Legacy CCR Rule will be made whenever factors indicate that the timing or amounts of estimated cash flows have changed. See also Note 22 — Commitments and Contingencies — Environmental Matters.

Revisions in non-nuclear estimates increased the liability balance by $292 million for the year ended September 30, 2024. The increase was primarily attributable to a change in closure liabilities of $231 million at Gallatin Fossil Plant based on scope changes, new vendor bids, and updated cost estimates for activities associated with final closure and $76 million at Cumberland based on scope changes to the interim closure plan and updated cost estimates for activities associated with final closure. Additionally, TVA completed a study of its CCR post-closure care obligations in September 2024, which resulted in an increase of $32 million as a result of expected cost increases. In September 2024, TVA decreased its liability for legacy CCR areas by $38 million as a result of revised acreage assumptions for areas covered by the Legacy CCR Rule.

    Revisions in nuclear estimates decreased the liability balance by $160 million for the year ended September 30, 2024. The decrease was primarily attributable to an estimate revision of $164 million following the filing of a subsequent license renewal ("SLR") application with the Nuclear Regulatory Commission ("NRC") for Browns Ferry Nuclear Plant ("Browns Ferry").
If approved, the SLR will allow for an additional 20 years of operations for each of Browns Ferry's three units, resulting in a total operating life of 80 years.

For the year ended September 30, 2023, the revisions in non-nuclear estimates increased the liability balance by $362 million. During the year, CCR closure liabilities at Bull Run, Johnsonville, and Cumberland increased $458 million due to revised cost estimates for final closure activities based on TVA's current approved closure strategies at these sites. Partially offsetting these increases, expected reductions in CCR post-closure costs for long-term monitoring at Gallatin resulted in a decrease of $60 million. In addition, CCR closure liabilities at Cumberland decreased $15 million due to identified changes in the projected timing of certain asset retirement activities, and CCR closure liabilities at Paradise decreased $9 million based on refined project cost estimates.

Additionally, during the years ended September 30, 2024 and 2023, both the nuclear and non-nuclear liabilities were increased by periodic accretion, partially offset by settlements related to retirement projects that were conducted during the respective periods. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets. During 2024, 2023, and 2022, $188 million, $188 million, and $137 million, respectively, of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 10 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 16 — Fair Value Measurements — Investment Funds and Note 22 — Commitments and Contingencies — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity (in millions)
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2022	$3,643	$3,519	$7,162
Settlements	(8)	(271)	(279)
Revisions in estimate (non-cash)	7	362	369
Accretion (recorded as regulatory asset)	166	71	237
Balance at September 30, 2023	3,808	3,681	7,489	(1)
Settlements	(4)	(253)	(257)
Revisions in estimate (non-cash)	(160)	292	132
Additional obligations (non-cash)	—	3,136	3,136
Accretion (recorded as regulatory asset)	170	136	306
Balance at September 30, 2024	$3,814	$6,992	$10,806	(1)
Note
(1) Includes $283 million and $272 million at September 30, 2024 and 2023, respectively, in Current liabilities.

14.  Debt and Other Obligations

General

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion at any time.  At September 30, 2024, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities between one year and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes are both issued pursuant to Section 15d of the TVA Act and pursuant to the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the "Basic Resolution").  Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds.

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

The TVA Act and the Basic Resolution each contain two bond tests: the rate test and the bondholder protection test.  Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for, among other things, debt service on outstanding Bonds.  As of September 30, 2024, TVA was in compliance with the rate test. Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of (1) the depreciation accruals and other charges representing the amortization of capital expenditures and (2) the net proceeds from any disposition of power facilities for either the reduction of its capital obligations (including Bonds and the Power Program Appropriation Investment) or investment in power assets. TVA met the bondholder protection test for the five-year period ended September 30, 2020, and must next meet the bondholder protection test for the five-year period ending September 30, 2025.

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

Secured debt of VIEs, including current maturities, outstanding at September 30, 2024 and 2023 totaled $934 million and $968 million, respectively.

Short-Term Debt

    The following table provides information regarding TVA's short-term borrowings:

Short-Term Borrowings At September 30
	2024	2023
Gross amount outstanding - discount notes (in millions)	$1,168	$432

Weighted average interest rate - discount notes	4.76%	5.29%

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

The coupon rate for the 1998 Series D PARRS, which mature in June 2028, has been reset eight times, from an initial rate of 6.750 percent to the current rate of 2.134 percent.  In connection with these resets, $318 million of the Bonds have been redeemed; therefore, $256 million of the Bonds were outstanding at September 30, 2024.  The coupon rate for the 1999 Series A PARRS, which mature in May 2029, has been reset seven times, from an initial rate of 6.50 percent to the current rate of 2.216 percent.  In connection with these resets, $316 million of the Bonds have been redeemed; therefore, $208 million of the Bonds were outstanding at September 30, 2024.

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

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the years ended September 30, 2024 and 2023.

Debt Securities Activity For the years ended September 30 (in millions)
	2024	2023
Issues
2023 Series A(1)	$—	$1,000
2024 Series A(2)	1,000	—
Discount on debt issues	(9)	(8)
Total	$991	$992

Redemptions/Maturities(3)
2009 Series B	$22	$29
2014 Series A	1,000	—
Total redemptions/maturities of power bonds	1,022	29
Debt of variable interest entities	35	39
Total redemptions/maturities of debt	$1,057	$68
Notes
(1) The 2023 Series A Bonds were issued at 99.187 percent of par.
(2) The 2024 Series A Bonds were issued at 99.109 percent of par.

(3) All redemptions were at 100 percent of par.

Debt Outstanding

    Total debt outstanding at September 30, 2024 and 2023, consisted of the following:

Short-Term Debt At September 30 (in millions)
CUSIP or Other Identifier	Maturity	Coupon Rate	2024	2023
Short-term debt, net of discounts			$1,167	$432
Current maturities of long-term debt of VIEs issued at par			37	35
Current maturities of power bonds issued at par

880591ER9	9/15/2024	2.875%	—	1,000
880591EF5	12/15/2024	3.770%	1	1
880591EW8	5/15/2025	0.750%	1,000	—
880591EF5	6/15/2025	3.770%	21	21
Total current maturities of power bonds issued at par			1,022	1,022
Total current debt outstanding, net			$2,226	$1,489

Long-Term Debt At September 30 (in millions)
CUSIP or Other Identifier	Maturity	Coupon Rate		2024 Par		2023 Par		Stock Exchange Listings
880591EW8	5/15/2025	0.750%		$—		$1,000		New York
880591CJ9	11/1/2025	6.750%		1,350		1,350		New York, Hong Kong, Luxembourg, Singapore
880591EU2	2/1/2027	2.875%		1,000		1,000		New York
880591EZ1	3/15/2028	3.875%		1,000		1,000		New York
880591300(1)	6/1/2028	2.134%		256		256		New York
880591409(1)	5/1/2029	2.216%		208		208		New York
880591DM1	5/1/2030	7.125%		1,000		1,000		New York, Luxembourg
880591EX6	9/15/2031	1.500%		500		500		New York
880591DP4	6/7/2032	6.587%	(2)	335	(3)	305	(3)	New York, Luxembourg
880591DV1	7/15/2033	4.700%		472		472		New York, Luxembourg
880591EF5	6/15/2034	3.770%		116		139		None
880591FB3	8/1/2034	4.375%		1,000		—		New York
880591DX7	6/15/2035	4.650%		436		436		New York
880591CK6	4/1/2036	5.980%		121		121		New York
880591CS9	4/1/2036	5.880%		1,500		1,500		New York
880591CP5	1/15/2038	6.150%		1,000		1,000		New York
880591ED0	6/15/2038	5.500%		500		500		New York
880591EH1	9/15/2039	5.250%		2,000		2,000		New York
880591EP3	12/15/2042	3.500%		1,000		1,000		New York
880591DU3	6/7/2043	4.962%	(2)	201	(3)	183	(3)	New York, Luxembourg
880591EB4	1/15/2048	4.875%		500		500		New York, Luxembourg
880591EY4	9/15/2052	4.250%		500		500		New York
880591DZ2	4/1/2056	5.375%		1,000		1,000		New York
880591EJ7	9/15/2060	4.625%		1,000		1,000		New York
880591ES7	9/15/2065	4.250%		1,000		1,000		New York
Subtotal				17,995		17,970
Unamortized discounts, premiums, issue costs, and other				(128)		(126)
Total long-term outstanding power bonds, net				17,867		17,844
Long-term debt of VIEs, net				897		933
Total long-term debt, net				$18,764		$18,777
Notes
(1) TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions.  See Put Options above.
(2) The coupon rate represents TVA's effective interest rate.
(3) CUSIP numbers 880591DP4 and 880591DU3 include total net exchange gain from currency transactions of $62 million and $109 million at September 30, 2024 and 2023, respectively.

Maturities Due in the Year Ending September 30 (in millions)
	2025	2026	2027	2028	2029	Thereafter	Total
Long-term power bonds including current maturities(1)	$1,022	$1,370	$1,020	$1,272	$220	$14,175	$19,079
Short-term debt net of discounts	1,167	—	—	—	—	—	1,167
Notes
(1) Long-term power bonds do not include non-cash items of foreign currency exchange gain of $62 million, unamortized debt issue costs of $41 million, or net discount on sale of Bonds of $87 million.

Credit Facility Agreements

TVA has funding available under four long-term revolving credit facilities totaling $2.7 billion. See the table below for additional information on the four long-term revolving credit facilities. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At September 30, 2024 and 2023, there were $566 million and $535 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. TVA's letters of credit are primarily posted as collateral under TVA's interest rate swaps. See Note 15 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral. TVA may also post collateral for TVA's currency swaps, for commodity derivatives under the FHP, or for certain transactions with third parties that require TVA to post letters of credit.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At September 30, 2024 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
March 2026	$150	$38	$—	$112
September 2026	1,000	134	—	866
March 2027	1,000	180	—	820
February 2028	500	214	—	286
Total	$2,650	$566	$—	$2,084

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2025 with a maturity date of September 30, 2025. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at September 30, 2024. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Amount of Mark-to-Market Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)
For the years ended September 30
(in millions)

Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2024	2023
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$25	$99

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
For the years ended September 30
(in millions)

Derivatives in Cash Flow Hedging Relationship	2024	2023
Currency swaps	$48	$42
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $1 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to the forecasted exchange loss on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) For the years ended September 30 (in millions)

Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2024	2023
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(31)	$(45)

Commodity derivatives under the FHP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	(295)	(348)
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory liabilities and assets. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the years ended September 30, 2024 and 2023.
(2) Of the amount recognized in 2024, $245 million and $50 million were reported in Fuel expense and Purchased power expense, respectively. Of the amount recognized in 2023, $301 million and $47 million were reported in Fuel expense and Purchased power expense, respectively.

Fair Values of TVA Derivatives At September 30 (in millions)
	2024		2023
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(49)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(45)	$(72)	Accounts payable and accrued liabilities $(6); Other long-term liabilities $(66)
£150 million Sterling	(67)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(64)	(69)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(65)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(622)	Accounts payable and accrued liabilities $(10); Accrued interest $(26); Other long-term liabilities $(586)	$(499)	Other current assets $1; Accrued interest $(27); Other long-term liabilities $(473)
$476 million notional	(218)	Accounts payable and accrued liabilities $(3); Accrued interest $(9); Other long-term liabilities $(206)	(159)	Other current assets $3; Accrued interest $(8); Other long-term liabilities $(154)
Commodity contract derivatives	2	Other current assets $5; Other long-term assets $2; Accounts payable and accrued liabilities $(3); Other long-term liabilities $(2)	31	Other current assets $21; Other long-term assets $12; Accounts payable and accrued liabilities $(1); Other long-term liabilities $(1)
Commodity derivatives under the FHP	(161)	Accounts payable and accrued liabilities $(99); Other long-term liabilities $(62)	(186)	Accounts payable and accrued liabilities $(135); Other long-term liabilities $(51)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding at September 30, 2024:

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the MtM gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Other current assets, Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the years ended September 30, 2024 and 2023, the changes in fair market value of the interest rate swaps resulted in the increase in unrealized losses of $182 million and the reduction in unrealized losses of $240 million, respectively.  TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA may also enter into short-term PPAs with a term of less than one year that provide an option to financially settle contracted power deliveries. This option creates an embedded derivative in the hosting power purchase agreement. TVA marks to market these contracts and defers the unrealized gains (losses) as regulatory liabilities (assets). At September 30, 2024, TVA's natural gas contract derivatives had terms of up to four years.

Commodity Contract Derivatives At September 30
	2024			2023
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	45	321 million mmBtu	$2	54	318 million mmBtu	$31

Commodity Derivatives under the FHP. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's FHP policy prohibits trading financial instruments under the FHP for speculative purposes. At September 30, 2024, TVA's natural gas swap contracts under the FHP had remaining terms of up to four years.

Commodity Derivatives under Financial Hedging Program(1) At September 30
	2024				2023
	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)
Natural gas swap contracts	126	230	million mmBtu	$(161)	221	388	million mmBtu	$(186)
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

Offsetting of Derivative Assets and Liabilities

    The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) At September 30 (in millions)
	2024	2023
Assets
Interest rate swaps	$—	$4
Commodity contract derivatives	7	33
Commodity derivatives under the FHP(2)	—	—
Total derivatives subject to master netting or similar arrangement	$7	$37

Liabilities
Currency swaps	$116	$141
Interest rate swaps(3)	840	662
Commodity contract derivatives	5	2
Commodity derivatives under the FHP(2)	161	186
Total derivatives subject to master netting or similar arrangement	$1,122	$991
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no other material offsetting amounts on TVA's Consolidated Balance Sheets at either September 30, 2024 or 2023.
(2) At September 30, 2024, the gross derivative asset and gross derivative liability was $4 million and $165 million, respectively, with offsetting amounts for each totaling $4 million. At September 30, 2023, the gross derivative asset and gross derivative liability were $26 million and $212 million, respectively, with offsetting amounts for each totaling $26 million.
(3) Letters of credit of approximately $535 million and $509 million were posted as collateral at September 30, 2024 and 2023, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the NDT, ART, SERP, DCP, and RP.  See Note 16 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments.  The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.   At September 30, 2024 and 2023, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $11 million at both September 30, 2024 and 2023.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At September 30, 2024, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.1 billion.  TVA's collateral obligations at September 30, 2024, under these arrangements were $552 million, for which TVA had posted $535 million in letters of credit.  These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the interest rate swap contracts as a result of this posted collateral.

For all of its derivative instruments with credit-risk related contingent features:

•If TVA remains a majority-owned U.S. government entity but S&P Global Ratings ("S&P") or Moody's Investors Service, Inc. ("Moody's") downgrades TVA's credit rating to AA or Aa2, respectively, TVA's collateral obligations would likely increase by $22 million, and

•If TVA ceases to be majority-owned by the U.S. government, TVA's credit rating would likely be downgraded and TVA would be required to post additional collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.7 billion and $1.6 billion of receivables from power sales outstanding at September 30, 2024 and 2023, respectively, nearly all of the counterparties were rated investment grade. The majority of the obligations of these customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 3 — Accounts Receivable, Net, and Note 9 — Other Long-Term Assets.
TVA had revenue from two LPCs that collectively accounted for 17 percent of total operating revenues for both the years ended September 30, 2024 and 2023.

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

Natural Gas and Fuel Oil. TVA purchases a significant amount of its natural gas requirements through contracts with a variety of suppliers and purchases substantially all of its fuel oil requirements on the spot market. TVA delivers to its gas fleet under firm and non-firm transportation contracts on multiple interstate natural gas pipelines. TVA contracts for storage capacity that allows for operational flexibility and increased supply during peak gas demand scenarios or supply disruptions. TVA uses contracts of various lengths and terms to meet the projected natural gas needs of its natural gas fleet. TVA also maintains on-site, fuel oil backup to operate at the majority of the combustion turbine sites in the event of major supply disruptions. In the event a supplier experiences an incident that limits its ability to fulfill its firm contractual obligations to supply TVA with natural gas, TVA intends to leverage its storage and balancing services and/or replace the volume with a third party to ensure reliability of generation.

    Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at September 30, 2024. The contracted supply of coal is sourced from several geographic regions of the U.S. and is delivered via barge and rail. As a result of emerging technologies, environmental regulations, industry trends, and natural gas market volatility over the past few years, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies, restructuring, mine closures, or other scenarios. A long-term continued decline in demand for coal could result in more consolidations, additional bankruptcies, restructuring, mine closures, or other scenarios.

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

Other Suppliers. Mounting solar supply chain constraints, commodity price increases, and the trade policy investigation into solar panel imports have created challenges for the U.S. solar industry. TVA's existing solar PPA portfolio is not immune from these challenges. Similar to the experience of the rest of the industry, the majority of TVA's contracted PPAs from previous requests for proposals ("RFPs") that are not yet online have been impacted by project delays and price increases.

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At September 30, 2024, all of TVA's commodity derivatives under the FHP, currency swaps, and interest rate swaps were with counterparties whose Moody's credit ratings were A2 or higher. TVA classifies forward natural gas contracts as derivatives. At September 30, 2024, the forward natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

    At September 30, 2024, Investment funds were comprised of $5.0 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, DCP, and RP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $3.3 billion and $1.5 billion, respectively, at September 30, 2024.

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

The NDT, ART, SERP, DCP, and RP are composed of multiple types of investments and are managed by external institutional investment managers. Most U.S. and international equities, U.S. Treasury inflation-protected securities ("TIPS"), and real estate investment trust securities, and certain derivative instruments are measured based on quoted exchange prices in active markets and are classified as Level 1 valuations. Fixed-income investments, high-yield fixed-income investments, currencies, and most derivative instruments are non-exchange traded and are classified as Level 2 valuations. These measurements are based on market and income approaches with observable market inputs. Cash equivalents and other short-term investments are highly liquid securities with maturities of less than three months and 12 months, respectively. These consist primarily of discount securities such as repurchase agreements and U.S. Treasury bills. These securities may be priced at cost, which approximates fair value due to the short-term nature of the instruments. These securities are classified as Level 2. Active market pricing may be utilized for U.S. Treasury bills, which are classified as Level 1.

    Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $382 million, private real assets of $120 million, and private credit of $87 million at September 30, 2024. The ART had unfunded commitments related to limited partnerships in private equity of $152 million, private real assets of $61 million, and private credit of $46 million at September 30, 2024. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)(1) For the years ended September 30 (in millions)
Fund	Financial Statement Presentation	2024	2023
NDT	Regulatory assets(2)	$324	$162
ART	Regulatory assets(3)	171	96
SERP	Other income (expense)	14	6
DCP	Other income (expense)	2	1
Notes
(1) The unrealized losses for the RP were less than $1 million for both the years ended September 30, 2024 and 2023 and therefore were not represented in the table above.
(2) Includes $93 million of unrealized gains and $27 million of unrealized gains related to NDT equity securities (excluding commingled funds) for the years ended September 30, 2024 and 2023, respectively.
(3) Includes $36 million of unrealized gains and $13 million of unrealized gains related to ART equity securities (excluding commingled funds) for the years ended September 30, 2024 and 2023, respectively.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2023) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2024.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2024 and 2023. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At September 30, 2024 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$770	$—	$—	$770
Government debt securities(1)(2)	400	57	—	457
Corporate debt securities(4)	—	378	—	378
Mortgage and asset-backed securities	—	43	—	43
Institutional mutual funds	342	—	—	342
Forward debt securities contracts	—	11	—	11
Cash equivalents and other short-term investments(2)(3)	95	183	—	278
Private equity funds measured at net asset value(5)	—	—	—	738
Private real asset funds measured at net asset value(5)	—	—	—	432
Private credit funds measured at net asset value(5)	—	—	—	219
Commingled funds measured at net asset value(5)	—	—	—	1,300
Total investments	1,607	672	—	4,968
Interest rate swaps	—	—	—	—
Commodity contract derivatives	—	7	—	7
Total	$1,607	$679	$—	$4,975

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(6)	$—	$116	$—	$116
Interest rate swaps	—	840	—	840
Commodity contract derivatives	—	5	—	5
Commodity derivatives under the FHP	—	161	—	161
Total	$—	$1,122	$—	$1,122
Notes
(1) Includes obligations of government-sponsored entities.
(2) There are $400 million of U.S. Treasury securities in Level 1 Government debt securities and $95 million of U.S. Treasury securities in Level 1 Cash equivalents and other short-term investments for a total of $495 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
(3) Includes $78 million net payables (interest receivable, dividends receivable, receivables for investments sold, and payables for investments purchased), and $174 million of repurchase agreements in Level 2 Cash equivalents and other short-term investments.
(4) Includes both U.S. and foreign debt.
(5) Certain investments that are measured at fair value using the NAV or its equivalent (alternative investments) have not been categorized in the fair value hierarchy. The inputs to these fair value measurements include underlying NAVs, discounted cash flow valuations, comparable market valuations, estimated benchmark yields, and adjustments for currency, credit, liquidity, and other risks. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheets.
(6) TVA records currency swaps net of cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 15 — Risk Management Activities and Derivative Transactions — Offsetting of Derivative Assets and Liabilities.

Fair Value Measurements At September 30, 2023 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$608	$—	$—	$608
Government debt securities(1)(2)	287	60	—	347
Corporate debt securities(4)	—	300	—	300
Mortgage and asset-backed securities	—	36	—	36
Institutional mutual funds	288	—	—	288
Forward debt securities contracts	—	11	—	11
Cash equivalents and other short-term investments(2)(3)	104	166	—	270
Private equity funds measured at net asset value(5)	—	—	—	583
Private real asset funds measured at net asset value(5)	—	—	—	387
Private credit funds measured at net asset value(5)	—	—	—	158
Commingled funds measured at net asset value(5)	—	—	—	1,135
Total investments	1,287	573	—	4,123
Interest rate swaps	—	4	—	4
Commodity contract derivatives	—	33	—	33
Total	$1,287	$610	$—	$4,160

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(6)	$—	$141	$—	$141
Interest rate swaps	—	662	—	662
Commodity contract derivatives	—	2	—	2
Commodity derivatives under the FHP	—	186	—	186
Total	$—	$991	$—	$991
Notes
(1) Includes obligations of government-sponsored entities.
(2) There are $287 million of U.S. Treasury securities in Level 1 Government debt securities and $104 million of U.S. Treasury securities in Level 1 Cash equivalents and other short-term investments for a total of $391 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
(3) Includes $73 million net payables (interest receivable, dividends receivable, receivables for investments sold, and payables for investments purchased).
(4) Includes both U.S. and foreign debt.
(5) Certain investments that are measured at fair value using the NAV or its equivalent (alternative investments) have not been categorized in the fair value hierarchy. The inputs to these fair value measurements include underlying NAVs, discounted cash flow valuations, comparable market valuations, estimated benchmark yields, and adjustments for currency, credit, liquidity, and other risks. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheets.
(6) TVA records currency swaps net of cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 15 — Risk Management Activities and Derivative Transactions — Offsetting of Derivative Assets and Liabilities.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at September 30, 2024 and 2023, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at September 30, 2024 and 2023, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At September 30, 2024		At September 30, 2023
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$56	$56	$59	$55

Loans and other long-term receivables, net (including current portion)	Level 2	105	99	104	96

EnergyRight® financing obligations (including current portion)	Level 2	66	74	69	81

Unfunded loan commitments	Level 2	—	—	—	1

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	17	19	18	19

Long-term outstanding power bonds, net (including current maturities)	Level 2	18,889	19,416	18,866	17,963

Long-term debt of VIEs, net (including current maturities)	Level 2	934	966	968	927

The carrying values of Cash and cash equivalents, Restricted cash and cash equivalents, Accounts receivable, net, and Short-term debt, net approximate their fair values.

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

LPC sales
Approximately 92 percent of TVA's Revenue from sales of electricity for both the years ended September 30, 2024 and 2023, was from LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

The amount of revenue is based on contractual prices approved by the TVA Board. Customers are invoiced monthly for power delivered as measured by meters located at the delivery points. The net transaction price is offset by certain credits available to customers that are known at the time of billing. Credits are designed to achieve objectives of the TVA Act and include items such as hydro preference credits for residential customers of LPCs, economic development credits to promote growth in the Tennessee Valley, wholesale bill credits to maintain long-term partnerships with LPCs, pandemic credits, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. The pandemic credits ended September 30, 2023. Payments are typically due within approximately one month of invoice issuance.

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

Disaggregated Revenues

During 2024, revenues generated from TVA's electricity sales were $12.1 billion and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for each of the last three years are detailed in the table below:

Operating Revenues By State For the years ended September 30 (in millions)
	2024	2023	2022
Alabama	$1,768	$1,731	$1,778
Georgia	295	284	299
Kentucky	776	773	821
Mississippi	1,150	1,146	1,182
North Carolina	89	89	87
Tennessee	7,998	7,819	8,137
Virginia	47	46	48
Subtotal	12,123	11,888	12,352
Off-system sales	8	14	19
Revenue capitalized during pre-commercial plant operations(1)	(3)	(3)	—
Revenue from sales of electricity	12,128	11,899	12,371
Other revenue	186	155	169
Total operating revenues	$12,314	$12,054	$12,540
Note
(1) Represents revenue capitalized during pre-commercial operations at Paradise CTs 5-7 in 2024 and Colbert CTs 9-11 in 2023.

    TVA's operating revenues by customer type for each of the last three years are detailed in the table below:

Operating Revenues by Customer Type For the years ended September 30 (in millions)
	2024	2023	2022
Revenue from sales of electricity
Local power companies	$11,138	$10,903	$11,291
Industries directly served	868	864	926
Federal agencies and other	125	135	154
Revenue capitalized during pre-commercial plant operations(1)	(3)	(3)	—
Revenue from sales of electricity	12,128	11,899	12,371
Other revenue	186	155	169
Total operating revenues	$12,314	$12,054	$12,540
Note
(1) Represents revenue capitalized during pre-commercial operations at Paradise CTs 5-7 in 2024 and Colbert CTs 9-11 in 2023.

    TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $215 million, $199 million, and $199 million, respectively, for the years ended September 30, 2024, 2023, and 2022. In 2020, TVA provided participating LPCs a flexibility option, named Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in August 2023 which permit projects to be located anywhere in TVA's service area, either connected to the LPC distribution system or TVA's transmission system, and make it easier for LPCs to partner in projects. As of September 30, 2024, 148 LPCs had signed the Partnership Agreement with TVA, and 102 LPCs had signed a Power Supply Flexibility Agreement.

In previous years, the TVA Board approved pandemic credits, which were effective in both 2022 and 2023. These credits provided an annual 2.5 percent monthly base rate credit and applied to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. For the years ended September 30, 2023 and 2022, pandemic credits totaled $225 million, and $228 million, respectively. The pandemic credits ended September 30, 2023.

The number of LPCs by contract arrangement, the revenues derived from such arrangements for 2024, and the percentage those revenues comprised of TVA's total operating revenues for 2024, are summarized in the table below:

TVA Local Power Company Contracts At or for the year ended September 30, 2024
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	148	$9,621	78.1%
5-year termination notice	5	1,517	12.3%
Total	153	$11,138	90.4%
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

    TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively.  Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues in 2024, 2023, and 2022.

Contract Balances

    Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at September 30, 2024.

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

    Economic Development Incentives. Under certain economic development programs TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $318 million, $330 million, and $328 million for 2024, 2023, and 2022, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At September 30, 2024 and 2023, the outstanding unpaid incentives were $187 million and $188 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

18.  Other Income, Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income, Net For the years ended September 30 (in millions)
	2024	2023	2022
Interest income	$42	$34	$15
External services	17	15	16
Gains (losses) on investments	23	13	(17)
Miscellaneous	(11)	(1)	(7)
Total other income, net	$71	$61	$7

19. Supplemental Cash Flow Information

    Interest paid was $1.1 billion for each of 2024, 2023, and 2022. These amounts differ from interest expense in certain years due to the timing of payments. There was no interest capitalized in 2024, 2023, or 2022.

    Construction in progress and nuclear fuel expenditures included in Accounts payable and accrued liabilities at September 30, 2024, 2023, and 2022 were $898 million, $559 million, and $510 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the years ended September 30, 2024, 2023, and 2022 as non-cash investing activities. ARO project accruals included in Accounts payable and accrued liabilities at September 30, 2024, 2023, and 2022 were $45 million, $71 million, and $119 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the years ended September 30, 2024, 2023, and 2022 as non-cash operating activities.

Excluded from the Consolidated Statements of Cash Flows for the year ended September 30, 2024, were non-cash investing and financing activities of $230 million primarily related to two finance leases. There was a $56 million lease asset and lease liability recorded as a result of a new finance lease entered into in May 2024. In addition, there was a $163 million lease liability and a $179 million lease asset recorded as a remeasurement of an existing lease due to change in lease term. There are no material finance leases that were entered into during the years ended September 30, 2023, and 2022. See Note 8 — Leases for further information regarding TVA's finance leases.

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

    401(k) Plan. Under the 401(k) plan, the non-elective and matching contributions TVA makes to participant accounts depends on the employee's hire date, years of service, and individual elections. Non-elective employer contributions for eligible participants range from three percent to six percent and matching employer contributions range from 1.5 percent to six percent. TVA recognized 401(k) contribution costs of $116 million, $105 million, and $97 million during 2024, 2023, and 2022, respectively.

Restoration Plan. TVA established the Restoration Plan, a nonqualified excess 401(k) plan, to allow certain eligible employees whose contributions to the 401(k) plan are limited by IRS rules to save additional amounts for retirement and receive non-elective and matching employer contributions. TVA recognized Restoration Plan benefit costs of $1 million in 2024 and less than $1 million in 2023.

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

Amortization of Net Gain or Loss.  TVA utilizes the corridor approach for gain/loss amortization.  Differences between actuarial assumptions and actual plan results are deferred and amortized into periodic cost only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets.  If necessary, the excess is amortized over the average future expected working lifetime of participants expected to receive benefits, which is approximately 11 years for the pension plan and 15 years for the post-retirement plans.

Amortization of Prior Service Cost/(Credit). Amortization of net prior service cost/(credit) resulting from a plan change is included as a component of period expense in the year first recognized and every year thereafter until it is fully amortized.  The increase or decrease in the benefit obligation due to the plan change is amortized over the average remaining service period of participating employees expected to receive benefits under the plan. The pension and post-retirement plans currently have prior service costs/(credits) from plan changes made in 2016, 2018, and 2021 with remaining amortization periods ranging from one to five years. However, when a plan change reduces the benefit obligation, existing positive prior service costs are reduced or eliminated starting with the earliest established before a new prior service credit base is established.

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

Obligations and Funded Status

The changes in plan obligations, assets, and funded status for the years ended September 30, 2024 and 2023, were as follows:

Obligations and Funded Status For the years ended September 30 (in millions)
867,300,000	Pension Benefits		Other Post-Retirement Benefits
812,900,000	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$10,099	$10,536	$347	$388
Service cost	29	32	11	10
Interest cost	579	568	21	18
Plan participants' contributions	3	4	—	—
Collections(1)	—	—	12	13
Actuarial (gain) loss	1,059	(284)	(4)	(44)
Net transfers (to) from variable fund/401(k) plan	5	4	—	—
Expenses paid	(6)	(7)	—	—
Benefits paid	(766)	(754)	(34)	(38)
Benefit obligation at end of year	11,002	10,099	353	347

Change in plan assets
Fair value of net plan assets at beginning of year	8,129	8,094	—	—
Actual return on plan assets	1,004	482	—	—
Plan participants' contributions	3	4	—	—
Collections(1)	—	—	12	13
Net transfers (to) from variable fund/401(k) plan	5	4	—	—
Employer contributions	304	306	22	25
Expenses paid	(6)	(7)	—	—
Benefits paid	(766)	(754)	(34)	(38)
Fair value of net plan assets at end of year	8,673	8,129	—	—
Funded status	$(2,329)	$(1,970)	$(353)	$(347)
Note
(1) Collections include retiree contributions as well as provider discounts and rebates.
    For 2024, the $1.1 billion pension benefit obligation actuarial loss was primarily due to the decrease in the discount rate from 5.95 percent to 4.95 percent, which increased the liability by $981 million. In addition, TVA recognized a $46 million actuarial loss due to higher COLA and higher interest crediting rates than previously assumed for CY 2025, and a $37 million actuarial loss due to observed plan experience. These losses were offset by a $5 million actuarial gain due to mortality assumption changes.

For 2023, the $284 million pension benefit obligation actuarial gain was primarily due to the increase in the discount rate from 5.60 percent to 5.95 percent, which decreased the liability by $334 million. In addition, based on the results obtained from the 2023 experience study, TVA recognized actuarial gains of $23 million due to the revision in demographic and other experience related assumptions to reflect anticipated future plan experience. These gains were partially offset by a $61 million actuarial loss due to higher COLA and higher interest crediting rates than previously assumed for CY 2024, and a $12 million actuarial loss due to observed plan experience.

The other post-retirement actuarial gain for 2024 decreased the benefit obligation by $4 million. TVA recognized a $30 million actuarial gain as a result of updating the pre-Medicare health care cost trend rates to reflect observed and anticipated plan experience. Based upon results obtained from a study on post-retirement experience conducted in 2024, TVA recognized a $13 million actuarial gain due to the adoption of a retiree persistency assumption and a $2 million actuarial gain related to changes in the withdrawal assumption rates. In addition, TVA recognized a $2 million gain due to observed plan experience. These gains were partially offset by a $43 million actuarial loss from the decrease in the discount rate from 6.05 percent to 5.00 percent.

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

Amounts related to these benefit plans recognized on TVA's Consolidated Balance Sheets consist of regulatory assets and liabilities that have not been recognized as components of net periodic benefit cost at September 30, 2024 and 2023, and the funded status of TVA's benefit plans, which are included in Accounts payable and accrued liabilities and Post-retirement and post-employment benefit obligations:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30 (in millions)
	Pension Benefits		Other Post-Retirement Benefits
	2024	2023	2024	2023
Regulatory assets (liabilities)	$1,979	$1,440	$(81)	$(95)
Accounts payable and accrued liabilities	(6)	(6)	(20)	(21)
Pension and post-retirement benefit obligations(1)	(2,323)	(1,964)	(333)	(326)
Note
(1) The table above excludes $230 million of post-employment benefit costs and $1 million of Restoration Plan costs at September 30, 2024, and $237 million of post-employment benefit costs at September 30, 2023 that are recorded in Post-retirement and post-employment benefit obligations on the Consolidated Balance Sheets.

Unrecognized amounts included in regulatory assets or liabilities yet to be recognized as components of accrued benefit cost at September 30, 2024 and 2023, consisted of the following:

Post-Retirement Benefit Costs Deferred as Regulatory Assets (Liabilities) At September 30 (in millions)
	Pension Benefits		Other Post-Retirement Benefits
	2024	2023	2024	2023
Unrecognized prior service credit	$(247)	$(336)	$(42)	$(59)
Unrecognized net loss (gain)	2,226	1,776	(39)	(36)
Total regulatory assets (liabilities)	$1,979	$1,440	$(81)	$(95)

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

Accumulated Benefit Obligations in Excess of Plan Assets At September 30 (in millions)
	2024	2023
Accumulated benefit obligation	$10,971	$10,069
Fair value of net plan assets	8,673	8,129

The components of net periodic benefit cost for the years ended September 30, 2024, 2023, and 2022 were as follows:

Components of Net Periodic Benefit Cost (1) For the years ended September 30 (in millions)
	Pension Benefits			Other Post-Retirement Benefits
	2024	2023	2022	2024	2023	2022
Service cost	$29	$32	$53	$11	$10	$17
Interest cost	579	568	378	21	18	15
Expected return on plan assets	(494)	(492)	(435)	—	—	—
Amortization of prior service credit	(89)	(88)	(93)	(17)	(17)	(17)
Recognized net actuarial loss (gain)	99	135	392	(1)	(2)	5
Total net periodic benefit cost as actuarially determined	124	155	295	14	9	20
Amount expensed due to actions of regulator	—	77	13	—	—	—
Net periodic benefit cost	$124	$232	$308	$14	$9	$20
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

Actuarial Assumptions Utilized to Determine Benefit Obligations at September 30
	Pension Benefits		Other Post-Retirement Benefits
	2024	2023	2024	2023
Discount rate	4.95%	5.95%	5.00%	6.05%
Average rate of compensation increase	4.01%	4.05%	N/A	N/A
Weighted average interest crediting rate	5.13%	5.13%	N/A	N/A
Cost of living adjustment (COLA)(1)	2.00%	2.00%	2.00%	2.00%
Pre-Medicare eligible per capita claim costs
Current health care cost trend rate	N/A	N/A	7.25%	7.50%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2034	2034
Pre-Medicare eligible per capita contributions
Current health care cost trend rate	N/A	N/A	7.25%	5.00%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2034	2022
Post-Medicare eligible
Current health care cost trend rate	N/A	N/A	—%	—%
Ultimate health care cost trend rate	N/A	N/A	4.00%	4.00%
Year ultimate trend rate is reached	N/A	N/A	2026	2026
Note
(1) The COLA assumption rate is the ultimate long-term rate. The calendar year rate for 2025 is assumed to be 2.79 percent, and for years thereafter the ultimate rate is used.

Actuarial Assumptions Utilized to Determine Net Periodic Benefit Cost for the Years Ended September 30 (1)
	Pension Benefits			Other Post-Retirement Benefits
	2024	2023	2022	2024	2023	2022
Discount rate	5.95%	5.60%	2.90%	6.05%	5.65%	3.05%
Expected return on plan assets(2)	6.50%	6.50%	5.75%	N/A	N/A	N/A
Weighted average interest crediting rate	5.13%	5.14%	5.14%	N/A	N/A	N/A
Cost of living adjustment (COLA)(3)	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%
Average rate of compensation increase	4.01%	3.28%	3.32%	N/A	N/A	N/A
Pre-Medicare eligible per capita claims costs
Current health care cost trend rate	N/A	N/A	N/A	7.50%	7.00%	6.25%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2034	2031	2027
Pre-Medicare eligible per capita contributions
Current health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	8.51%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2022	2022	2027
Post-Medicare eligible
Current health care cost trend rate	N/A	N/A	N/A	—%	—%	—%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.00%	4.00%	4.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2026	2026	2024
Notes
(1) The actuarial assumptions used to determine the benefit obligations at September 30 of each year are subsequently used to determine net periodic benefit cost for the following year except the rate of compensation increase assumption.
(2) The actual return on assets for 2024, 2023, and 2022 was 12.72 percent, 6.13 percent, and (6.64) percent, respectively.
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

    Expected Return on Plan Assets.  The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. The expected rate of return is based on annual studies performed by third-party professional investment consultants. In determining the expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice, the current outlook on capital markets, the asset allocation policy, and the anticipated investment expenses and impact of active management. Asset allocations are periodically updated using the pension plan asset/liability studies and are part of the determination of the estimates of long-term rates of return. The TVARS asset allocation policy diversifies plan assets across multiple asset classes so as to minimize the risk of large losses. The asset allocation policy is designed to be responsive to changes in the funded status of TVARS. In September 2023, the TVARS Board approved a new asset allocation policy, but had no changes in 2023 and 2024 to the 6.50 percent expected return on assets assumption adopted in 2022.

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

    Mortality.  The mortality assumption is comprised of a base table that represents the current future life expectancy adjusted by an improvement scale to project future improvements in life expectancy. TVA's mortality assumptions are based upon actuarial projections in combination with studies of the actual mortality experience of TVA's pension and post-retirement benefit plan participants while taking into consideration the published Society of Actuaries ("SOA") mortality table and projection scale at September 30, 2024.

The following mortality assumptions were used to determine the benefit obligations for the pension and other post-retirement benefit plans at September 30, 2024, 2023, and 2022. Assumptions used to determine year-end benefit obligations are the assumptions used to determine the subsequent year's net periodic benefit costs.

Mortality Assumptions At September 30
	2024	2023	2022
Mortality table	PRI-2012 Upper Quartile table (adjusted)	PRI-2012 Upper Quartile table (adjusted)	PRI-2012 Upper Quartile table (adjusted)
Improvement scale	MP-2021 (modified)	MP-2021 (modified)	MP-2021 (modified)

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

TVA's COLA assumption is derived from long-term expectations of the expected future rate of inflation, based upon capital market assumptions, economic forecasts, and the Federal Reserve policy. The actual calendar year COLA and the long- term COLA assumption are used to determine the benefit obligation at September 30 and the net periodic benefit costs for the following fiscal year.  The actual calendar year COLAs for 2024, 2023, and 2022 were 4.44 percent, 6.00 percent, and 3.50 percent, respectively.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions:

Sensitivity to Certain Changes in Pension Assumptions
Actuarial Assumption	Change in Assumption	Impact on 2024 Pension Cost (in millions)	Impact on 2024 Projected Benefit Obligation (in millions)
Discount rate	(0.25)%	$11	$273
Rate of return on plan assets	(0.25)%	19	N/A
Cost of living adjustments	0.25%	22	188

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Plan Investments

    In September 2023, based on current market conditions and updated capital market assumptions, the asset allocation policy was modified to progress towards the goal of reducing risk and volatility in the TVARS investment portfolio. TVARS investments are being reallocated in a prudent manner over time to move toward the new asset allocation targets. Pursuant to the TVARS Rules and Regulations, any proposed changes in asset allocation that would change TVARS's assumed rate of investment return are subject to the review and veto of the TVA Board. The qualified pension plan assets are invested across growth, defensive-growth, defensive, and inflation-sensitive assets. The TVARS asset allocation policy includes permissible deviations from target allocations, and action can be taken, as appropriate, to rebalance the plan's assets consistent with the asset allocation policy. At September 30, 2024 and 2023, the asset holdings of TVARS included the following:

Asset Holdings of TVARS
		Plan Assets at September 30
Asset Category	Target Allocation	2024	2023
Growth assets	17%	21%	22%
Defensive growth assets	30%	23%	33%
Defensive assets	33%	34%	17%
Inflation-sensitive assets	20%	22%	28%
Total	100%	100%	100%

Fair Value Measurements

    The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2024:

TVA Retirement System At September 30, 2024 (in millions)
	Total(1)(2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$670	$668	$—	$2

Preferred securities	3	—	2	1

Debt securities
Corporate debt securities	1,122	—	1,121	1
Mortgage and asset-backed securities	572	—	511	61
Debt securities issued by U.S. Treasury	543	543	—	—
Debt securities issued by foreign governments	19	—	19	—
Debt securities issued by state/local governments	23	—	23	—

Commingled funds measured at net asset value(3)
Equity	245	—	—	—
Debt	1,236	—	—	—

Institutional mutual funds	180	180	—	—
Cash equivalents and other short-term investments	249	5	244	—
Private credit funds measured at net asset value(3)	1,126	—	—	—
Private equity funds measured at net asset value(3)	1,580	—	—	—
Private real asset funds measured at net asset value(3)	1,150	—	—	—

Securities lending collateral	235	—	235	—

Derivatives
Swaps	6	—	6	—

Total assets	$8,959	$1,396	$2,161	$65

Liabilities
Derivatives
Futures	$1	$1	$—	$—
Swaps	3	—	3	—

Total liabilities	$4	$1	$3	$—
Notes
(1)  Excludes approximately $47 million in net payables associated with security purchases and sales and various other payables.
(2)  Excludes a $235 million payable for collateral on loaned securities in connection with TVARS's participation in securities lending programs.
(3) Certain investments that are measured at fair value using the NAV or its equivalent ("alternative investments") have not been categorized in the fair value hierarchy. The inputs to these fair value measurements include underlying NAVs, discounted cash flow valuations, comparable market valuations, estimated benchmark yields, and adjustments for currency, credit, liquidity, and other risks. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheets as the fair value of net plan assets.

    The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2023:

TVA Retirement System At September 30, 2023 (in millions)
	Total(1)(2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$732	$731	$—	$1

Preferred securities	4	—	4	—

Debt securities
Corporate debt securities	1,109	—	1,107	2
Mortgage and asset-backed securities	616	—	561	55
Debt securities issued by U.S. Treasury	602	602	—	—
Debt securities issued by foreign governments	12	—	10	2
Debt securities issued by state/local governments	21	—	21	—

Commingled funds measured at net asset value(3)
Equity	360	—	—	—
Debt	544	—	—	—
Blended	101	—	—	—

Institutional mutual funds	363	363	—	—
Cash equivalents and other short-term investments	315	51	264	—
Private credit funds measured at net asset value(3)	694	—	—	—
Private equity funds measured at net asset value(3)	1,769	—	—	—
Private real asset funds measured at net asset value(3)	1,162	—	—	—

Securities lending collateral	181	—	181	—

Derivatives
Futures	1	1	—	—
Swaps	17	—	17	—
Foreign currency forward receivable	2	—	2	—

Total assets	$8,605	$1,748	$2,167	$60

Liabilities
Derivatives
Futures	$5	$5	$—	$—
Swaps	26	—	26	—
Options	1	1	—	—

Securities sold under agreements to repurchase	96	—	96	—

Total liabilities	$128	$6	$122	$—
Notes
(1)  Excludes approximately $167 million in net payables associated with security purchases and sales and various other payables.
(2)  Excludes a $181 million payable for collateral on loaned securities in connection with TVARS's participation in securities lending programs.
(3) Certain investments that are measured at fair value using the NAV or its equivalent ("alternative investments") have not been categorized in the fair value hierarchy. The inputs to these fair value measurements include underlying NAVs, discounted cash flow valuations, comparable market valuations, estimated benchmark yields, and adjustments for currency, credit, liquidity, and other risks. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheets as the fair value of net plan assets.

The following table provides a reconciliation of beginning and ending balances of pension plan assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (in millions)
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at September 30, 2022	$62
Net realized/unrealized gains (losses)	1
Purchases, sales, issuances, and settlements (net)	2
Transfers in and/or out of Level 3	(5)
Balance at September 30, 2023	60
Net realized/unrealized gains (losses)	2
Purchases, sales, issuances, and settlements (net)	10
Transfers in and/or out of Level 3	(7)
Balance at September 30, 2024	$65

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

The pension plan is invested in energy infrastructure partnerships that acquire essential, long-lived real assets in three main groupings. Upstream assets include oil and gas exploration, drilling, and acquisition. Midstream assets include storage, pipelines, gathering, processing, and transportation of energy commodities. Downstream assets include generation, distribution, and transmission facilities. Additionally, the pension plan is invested in infrastructure partnerships that target mid-sized operating infrastructure companies and/or assets with limited development and construction risk primarily in the energy, transportation and logistics, environmental, telecommunications, and social industries. The partnerships use one or more valuation techniques (e.g., the market approach, the income approach, or the cost approach) for which sufficient and reliable data is available. The use of the market approach generally consists of using comparable market transactions, while the use of the income approach generally consists of the net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market, and/or other risk factors.

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

    The valuation methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the TVARS Board believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Cash Flows

Estimated Future Benefit Payments.  The following table sets forth the estimated future benefit payments under the benefit plans.

Estimated Future Benefits Payments At September 30, 2024 (in millions)
	Pension Benefits(1)	Other Post-Retirement Benefits
2025	$820	$20
2026	821	19
2027	821	19
2028	819	19
2029	813	19
2030 - 2034	3,917	106
Note
(1) Participants are assumed to receive the Fixed Fund in a lump sum in lieu of available annuity options allowed for certain grandfathered participants resulting in higher estimated pension benefits payments.

Contributions.  TVA made contributions to the pension plan of $300 million for 2024 and 2023. TVA has committed to make a minimum contribution of $300 million per year through 2036 or until the plan has reached and remained at 100 percent funded status under the actuarial rules applicable to TVARS. TVA made SERP contributions of $4 million and $6 million for 2024 and 2023, respectively. TVA made cash contributions to the other post-retirement benefit plans of $22 million (net of $5 million in rebates) and $25 million (net of $4 million in rebates) for 2024 and 2023, respectively. TVA expects to contribute $300 million to TVARS, $7 million to the SERP, and $20 million to the other post-retirement benefit plans in 2025.

Other Post-Employment Benefits

    Post-employment benefit cost estimates are revised to properly reflect changes in actuarial assumptions made at the end of each year. TVA utilizes a discount rate determined by reference to the U.S. Treasury Constant Maturities corresponding to the calculated average durations of TVA's future estimated post-employment claims payments. The use of a 3.81 percent discount rate resulted in the recognition of $21 million in expenses in 2024 and an unpaid benefit obligation of $258 million at September 30, 2024. The use of a 4.59 percent discount rate resulted in the recognition of approximately $(3) million in expenses in 2023 and an unpaid benefit obligation of $266 million at September 30, 2023. The use of a 3.83 percent discount rate resulted in the recognition of approximately $(40) million in expenses in 2022 and an unpaid benefit obligation of $299 million at September 30, 2022. The U.S. Department of Labor ("DOL") administers TVA's worker compensation program and invoices TVA annually for claims processed.

The decrease in the unpaid obligation at September 30, 2024, compared to the prior year was due primarily to the decrease in overall claims experience offset by inflationary impacts on wage and medical costs and a decrease in the discount rate from 4.59 percent in 2023 to 3.81 percent in 2024. The DOL billed TVA $28 million for 2024 claims due in October 2024. TVA estimated claims for 2025 are $25 million.

The decrease in the unpaid obligation at September 30, 2023, compared to the prior year was due primarily to the increase in the discount rate from 3.83 percent in 2022 to 4.59 percent in 2023 and a decrease in claims. These decreases were partially offset by inflationary impacts on wage and medical costs and an increase in medical utilization previously delayed by the pandemic. TVA paid $29 million for 2023 claims to the DOL in October 2023.

The impact of inflation on wages, medical costs, and interest rates on the post-employment obligation depends on factors beyond TVA's knowledge or control, including the effects of supply chain disruptions and geographical tensions.

The current portion which represents unpaid losses and administrative fees due are in Accounts payable and accrued liabilities. The long-term portion is recognized in Post-retirement and post-employment benefit obligations.

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30 (in millions)
	2024	2023
Accounts payable and accrued liabilities	$28	$29
Post-retirement and post-employment benefit obligations	230	237

21. Collaborative Arrangement

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
Payments pursuant to the agreement are recorded as research and development expense, which is reflected as Operating and maintenance expense on TVA's Consolidated Statements of Operations in the period incurred. TVA recorded $41 million and $31 million of expenses related to this agreement for the years ended September 30, 2024 and 2023, respectively. TVA also had a $6 million letter of credit posted under this arrangement at September 30, 2024.

22. Commitments and Contingencies

Commitments

    Power Purchase Obligations.  TVA has contracted with various independent power producers and LPCs for additional capacity to be made available to TVA. Several of these agreements have contractual minimum payments and are accounted for as either finance or operating leases.  In total, these agreements provide 4,487 megawatts ("MW") of summer net capability.  The remaining terms of the agreements range up to 11 years.  Additionally, TVA has contracted with regional transmission organizations to reserve 4,750 MW of transmission service to support purchases from the market and wind PPAs. The remaining terms of these agreements range up to five years. TVA has recorded $519 million, $355 million, and $366 million of expense under these power purchase and transmission service agreements during 2024, 2023, and 2022, respectively.

TVA has one power purchase agreement that was negotiated as part of arranging financing for the facility. At September 30, 2024, the non-lease portion of the commitment for each of the next five years and thereafter is shown below:

	2025	2026	2027	2028	2029	Thereafter
Unconditional purchase obligation	$166	$166	$166	$165	$166	$413

Under federal law, TVA is obligated to purchase power from qualifying facilities (cogenerators and small power producers).  As of September 30, 2024, there was a combined qualifying facility capacity of 279 MW from 1,197 different generation sources, from which TVA purchased power under this law.

Unfunded Loan Commitments. At September 30, 2024, TVA had no commitments under unfunded loan commitments for 2025 through 2029.

Other Commitments. See Note 8 — Leases, Note 11 — Variable Interest Entities, Note 14 — Debt and Other Obligations, and Note 20 — Benefit Plans for the obligations and commitments attributable to leases, VIEs and membership interests of VIEs subject to mandatory redemption, leaseback obligations, and the retirement plan, respectively.

Contingencies

Nuclear Insurance. Section 170 of the Atomic Energy Act, commonly known as the Price-Anderson Act, provides a layered framework of financial protection to compensate for liability claims of members of the public for personal injury and property damages arising from a nuclear incident in the U.S. This financial protection consists of two layers of coverage. The primary level is private insurance underwritten by American Nuclear Insurers and provides public liability insurance coverage of $500 million for each nuclear power plant licensed to operate. If this amount is not sufficient to cover claims arising from a nuclear incident, the second level, Secondary Financial Protection, applies. Within the Secondary Financial Protection level, the licensee of each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of $166 million per reactor per incident. With TVA's seven reactors, the maximum total contingent obligation per incident is $1.2 billion. This retrospective premium is payable at a maximum rate currently set at $25 million per year per nuclear incident per reactor. Currently, 95 reactors are participating in the Secondary Financial Protection program.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At September 30, 2024, $3.8 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2022. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

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

Non-Nuclear Decommissioning.  At September 30, 2024, $7.0 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

Compliance with the 2015 CCR Rule required implementation of a groundwater monitoring program, additional engineering, evaluation of authorized closure methods, coordination with certain state authorities, and ongoing analysis at each TVA CCR unit. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation and/or remediation. In addition, on May 8, 2024, EPA published its Legacy CCR Rule, which expands the scope of the existing regulatory requirements of the 2015 CCR Rule to include two additional classes of CCR units: Legacy SIs and CCRMUs. See Note 13 — Asset Retirement Obligations.

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

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At September 30, 2024 and 2023, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was $15 million and $16 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-

term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

In August 2015, Tennessee Department of Environment and Conservation ("TDEC") issued an order that includes an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. TVA is also following a similar process pursuant to a consent order. At September 30, 2024, TVA's estimated liability for costs associated with environmental remediation activities for the sites covered by these orders for which sufficient information is available to develop a cost estimate was approximately $215 million on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The current estimated time frame for work related to these remediation activities for which TVA has a cost estimate is through 2046.

    Potential Liability Associated with Workers' Exposure to CCR Materials.  In response to the 2008 ash spill at Kingston, TVA hired Jacobs Engineering Group, Inc. ("Jacobs") to oversee aspects of the cleanup.  After the cleanup was completed, Jacobs was sued in the U.S. District Court for the Eastern District of Tennessee ("Eastern District") by employees of a contractor involved in the cleanup and family members of some of the employees.  The plaintiffs alleged that Jacobs failed to take or provide proper health precautions and misled workers about the health risks associated with exposure to coal fly ash, which is a CCR material. The plaintiffs also alleged that exposure to the fly ash caused significant illnesses, including in some cases death. Other contractor employees and family members also filed lawsuits against Jacobs in the Eastern District. In the third quarter of 2023, Jacobs announced that it reached a global settlement that resolved all of these lawsuits. While TVA was not a party to any of these lawsuits, Jacobs claimed that TVA had an indemnity obligation to reimburse Jacobs under TVA's contract with Jacobs. In August 2024, TVA entered into a settlement arrangement with Jacobs and its insurers that releases TVA from all past, present, and future claims under the contract. The settlement arrangement did not have a material adverse impact on TVA's results of operations or financial condition.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities.

General. At September 30, 2024, TVA had accrued $10 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $9 million is included in Other long-term liabilities and $1 million is included in Accounts payable and accrued liabilities.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. On April 14, 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups (collectively, the "Environmental Agreements"). To resolve alleged New Source Review claims, TVA committed under the Environmental Agreements to, among other things, take now-completed actions regarding coal units and invest $290 million in certain TVA environmental projects. Of this amount, TVA had spent approximately $284 million as of September 30, 2024. Additionally, TVA holds restricted cash in an interest earning trust to fund the remaining project commitments. Any interest earned through the trust must also be spent on agreed upon environmental projects. The total remaining committed costs, including interest earned through the trust, were approximately $7 million as of September 30, 2024.
The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the September 30, 2024, Consolidated Balance Sheets. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the Environmental Agreements as regulatory assets, and they are included as such on the September 30, 2024, Consolidated Balance Sheets and will be recovered in rates in future periods.

Case Involving Johnsonville Aeroderivative Combustion Turbine Project. On December 22, 2022, the Southern Environmental Law Center filed a lawsuit in the U.S. District Court for the Middle District of Tennessee on behalf of the Sierra Club, alleging that TVA violated the National Environmental Policy Act ("NEPA") in deciding to build a new aeroderivative combustion turbine project at its Johnsonville facility. The Sierra Club claims that TVA violated NEPA by failing to adequately analyze the climate consequences of the project, adequately address GHG mitigation in light of EOs to decarbonize the power sector, consider a reasonable range of alternatives to the project, and prepare an environmental impact statement ("EIS"). The Sierra Club requests the federal court to enter a declaratory judgment that TVA's environmental assessment ("EA") violates NEPA and that TVA's decision to issue a finding of no significant impact ("FONSI") was arbitrary, vacate the EA and FONSI, order TVA to prepare an EIS, and prohibit further construction and operation of the combustion turbines until TVA has complied with NEPA. Both parties moved for summary judgment, and on September 30, 2024, the court granted TVA's motion for summary judgment and dismissed the lawsuit. The Sierra Club has 60 days from the date of the decision to appeal.

Case Involving Cumberland Combined Cycle Plant. On June 14, 2023, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club filed a lawsuit in the United States District Court for the Middle District of Tennessee alleging that TVA violated NEPA in deciding to build a 1,450 MW combined cycle plant at its Cumberland facility. The plaintiffs request the court, among other things, to enter a declaratory judgment that the Cumberland EIS violated NEPA and TVA's decision to issue the Cumberland Record of Decision was arbitrary, capricious, and/or not in accordance with law; enter a declaratory judgment that TVA’s failure to supplement the Cumberland EIS violated NEPA and was arbitrary, capricious, and/or not in accordance with law; vacate the Cumberland EIS and the Cumberland Record of Decision; order TVA to prepare a revised draft EIS or supplemental EIS subject to public comment that corrects the NEPA violations identified by the plaintiffs; and enjoin further construction and operation of the Cumberland combined cycle plant until TVA has complied with NEPA. TVA filed an amended answer on September 14, 2023. On February 13, 2024, the plaintiffs filed a motion to complete the administrative record that TVA submitted in support of the EIS for this project, alleging that the administrative record submitted by TVA is incomplete. The magistrate judge issued an order granting in part and denying in part the plaintiffs' motion to complete the administrative record. TVA subsequently filed a motion challenging the magistrate judge's ruling, and TVA's motion is pending before the court. In light of the outstanding issues related to the administrative record, the court suspended the parties' summary judgment deadlines. TVA cannot predict the outcome of this litigation.

Case Involving Kingston Gas-Fired Plant. On October 10, 2024, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club filed a lawsuit in the United States District Court for the Eastern District of Tennessee alleging that TVA violated NEPA and TVA’s least-cost planning obligations in deciding to build a gas plant at its Kingston facility. The plaintiffs requested that the court, among other things, enter a declaratory judgment that the Kingston EIS violated NEPA and that TVA's decision to issue the Kingston Record of Decision was arbitrary, capricious, and/or not in accordance with law; enter a declaratory judgment that TVA’s least-cost-planning analysis was arbitrary, capricious, and/or not in accordance with law; vacate the Kingston Final EIS and the Kingston Record of Decision; order TVA to prepare a revised draft EIS or supplemental EIS that complies with NEPA and least-cost-planning requirements; and enjoin further construction and operation of the Kingston Gas Plant until TVA has complied with NEPA, least-cost-planning requirements, and the Administrative Procedure Act. TVA anticipates filing its response in December 2024. TVA cannot predict the outcome of this litigation.

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

TVA paid the U.S. Treasury $7 million, $6 million, and $4 million in 2024, 2023, and 2022, respectively, as a return on the Power Program Appropriation Investment.  The amount of the return on the Power Program Appropriation Investment is based on the Power Program Appropriation Investment balance at the beginning of that year and the computed average interest rate payable by the U.S. Treasury on its total marketable public obligations at the same date.  The interest rates payable by TVA on the Power Program Appropriation Investment were 3.02 percent, 1.99 percent, and 1.47 percent for 2024, 2023, and 2022, respectively.

TVA also has access to a financing arrangement with the U.S. Treasury pursuant to the TVA Act.  TVA and the U.S. Treasury entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility has a maturity date of September 30, 2025, and is typically renewed annually.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  See Note 14 — Debt and Other Obligations — Credit Facility Agreements.

In the normal course of business, TVA contracts with other federal agencies for sales of electricity and other services.   Transactions with agencies of the federal government were as follows:

Related Party Transactions At or for the years ended September 30 (in millions)
	2024	2023	2022
Revenue from sales of electricity	$118	$120	$134
Other income	273	282	296
Expenditures
Operating expenses	241	234	228
Additions to property, plant, and equipment	12	8	11
Cash and cash equivalents	31	31	30
Accounts receivable, net	81	87	78
Investment funds	495	391	358
Long-term accounts receivable	35	38	43
Accounts payable and accrued liabilities	45	42	42
Long-term power bonds, net	3	1	1
Return on power program appropriation investment	7	6	4

24. Subsequent Events

In October 2024, TVA entered into an $800 million construction management agreement and lease financing arrangement with Johnsonville Aeroderivative Combustion Turbine Generation LLC ("JACTG") for the completion and lease by TVA of the Johnsonville Aeroderivative Combustion Turbine Facility ("Johnsonville Facility"). JACTG is a special single-purpose limited liability company formed in September 2024 to finance the Johnsonville Facility through a $720 million secured note issuance (the "JACTG notes") and the issuance of $80 million of membership interests subject to mandatory redemption. The membership interests were purchased by Johnsonville Holdco LLC ("JHLLC"). JHLLC is a special single-purpose entity, also formed in September 2024, established to acquire and hold the membership interests in JACTG. A non-controlling interest in JHLLC is held by a third-party through nominal membership interests, to which none of the income, expenses, and cash flows are allocated.

The membership interests held by JHLLC in JACTG were purchased with proceeds from the issuance of $80 million of secured notes (the "JHLLC notes") and are subject to mandatory redemption pursuant to a schedule of amortizing, semi-annual payments due each April 1st and October 1st, with a final payment due in October 2054. The payment dates for the mandatorily redeemable membership interests are the same as those of the JHLLC notes. The sale of the JACTG notes, the membership interests in JACTG, and the JHLLC notes closed in October 2024. The JACTG notes are secured by TVA's lease payments, and the JHLLC notes are secured by JHLLC's investment in, and amounts receivable from, JACTG. TVA's lease payments to JACTG are equal to and payable on the same dates as JACTG's and JHLLC's semi-annual debt service payments. In addition to the lease payments, TVA pays administrative and miscellaneous expenses incurred by JACTG and JHLLC. Certain agreements related to this transaction contain default and acceleration provisions.

Due to its participation in the design, business activity, and credit and financial support of JACTG and JHLLC, TVA has determined that it has a variable interest in each of these entities. Based on its analysis, TVA has concluded that it is the primary beneficiary of JACTG and JHLLC and, as such, is required to account for the VIEs on a consolidated basis. JHLLC's membership interests in JACTG are eliminated in consolidation. As a result of the transaction, TVA recorded $791 million in long-term debt of variable interest entities and $9 million in current maturities of long-term debt of variable interest entities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tennessee Valley Authority

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tennessee Valley Authority (the Company) as of September 30, 2024, and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 13, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit, Risk, and Cybersecurity Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Pension Benefit Obligation
Description of the Matter	At September 30, 2024, the Company’s pension benefit obligation was $11.0 billion. The Company utilizes certain actuarial assumptions to measure the pension benefit obligation at September 30, as more fully described in Note 20 to the consolidated financial statements.

Auditing the pension benefit obligation was complex due to the judgmental nature of the assumptions used in the Company’s measurement process, including the discount rates, mortality rates, and cost of living adjustments. These assumptions have a significant effect on the projected pension benefit obligation.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the pension benefit obligation valuation process. For example, we tested controls over management’s review of the pension benefit obligation calculation, the relevant data inputs, and the significant actuarial assumptions described above.

To test the valuation of the pension benefit obligation, our audit procedures included, with the assistance of actuarial specialists, evaluating the methodologies used, the significant actuarial assumptions described above, and the underlying data used by the Company, among other procedures. We evaluated the Company’s methodology for determining the discount rates that reflect the maturity and duration of the benefit payments and that are used to estimate the pension benefit obligation. To evaluate the mortality rates and cost of living adjustments, we assessed whether the information was consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments was applied. We also tested the completeness and accuracy of the underlying data, including the participant data, used in the determination of the projected pension benefit obligation.

Valuation of Alternative Investments
Description of the Matter
At September 30, 2024, the Company had $5.0 billion in investment funds and $8.7 billion in plan investments related to the defined benefit pension plan. Approximately 54% and 62% of investment funds and plan investments, respectively, are invested in private equity funds, private real asset funds, private credit funds, and commingled funds. These types of investments are referred to as “alternative investments.” These alternative investments are measured at fair value using the net asset value (or its equivalent) as more fully described in Note 16, for investment funds, and Note 20, for plan investments, to the consolidated financial statements.

Auditing the valuation of alternative investments was challenging because of the higher estimation uncertainty of the inputs to the fair value measurements, including the underlying net asset values, discounted cash flow valuations, comparable market valuations, estimated benchmark yields, and adjustments for currency, credit, liquidity, and other risks. Additionally, certain information regarding the fair value of these alternative investments was based on unaudited information available to management at the time of valuation.

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

Valuation of Non-Nuclear Asset Retirement Obligations
Description of the Matter
At September 30, 2024, the Company’s non-nuclear asset retirement obligations (ARO) totaled $7.0 billion. As more fully described in Note 1 and Note 13 to the consolidated financial statements, the Company’s initial obligation associated with the retirement of non-nuclear generating sites, ash impoundments, transmission substation and distribution assets, and certain general facilities is recognized at fair value at the time the obligation is incurred using various judgments and assumptions. Revisions to the obligation are made whenever factors indicate that the timing or amounts of estimated cash flows have changed materially.

Auditing the valuation of non-nuclear ARO was challenging because of the judgmental nature of the assumptions used in the Company’s measurement process. In particular, the obligation’s fair value is determined using a discounted cash flow technique which includes significant estimation and assumptions, including estimates of the costs of decommissioning, the method of decommissioning, and the timing of related cash flows.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of its non-nuclear ARO. For example, we tested controls over management’s review of the significant estimations and assumptions described above and the relevant data inputs used in the calculations.

To test the valuation of the non-nuclear ARO, our audit procedures included, among others, with the assistance of engineering specialists, evaluating the methodology used and testing the significant assumptions described above and the underlying data used by the Company in its estimate. To assess the estimates of the costs of decommissioning, the method of decommissioning, and the timing of related cash flows, we evaluated changes from the prior estimate if one existed, compared the consistency between timing of activities and closure date, evaluated the reasonableness of the selected method of decommissioning, assessed the estimated costs based on the method of decommissioning, and recalculated the Company’s estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007
Chattanooga, Tennessee
November 13, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to TVA's management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial and Strategy Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2024.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of September 30, 2024.

Internal Control over Financial Reporting

(a)Management's Annual Report on Internal Control over Financial Reporting

TVA's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and required by Section 404 of the Sarbanes-Oxley Act.  TVA's internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP").  Because of the inherent limitations in all control systems, internal control over financial reporting and systems may not prevent or detect misstatements.

TVA's management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial and Strategy Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the design and effectiveness of TVA's internal control over financial reporting as of September 30, 2024, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, TVA's management concluded that TVA's internal control over financial reporting was effective as of September 30, 2024.

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

(b)Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tennessee Valley Authority

Opinion on Internal Control Over Financial Reporting

We have audited Tennessee Valley Authority’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tennessee Valley Authority (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and our report dated November 13, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chattanooga, Tennessee
November 13, 2024

ITEM 9B.  OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2024, no director or officer of TVA notified TVA of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

2024 CEO Compensation

On November 7, 2024, the TVA Board approved no adjustment to the salary of Chief Executive Officer ("CEO") Jeffrey J. Lyash for 2025.

The following sets forth the components of Mr. Lyash's 2025 target total direct compensation ("TDC"), effective October 1, 2024:

•Salary remained the same at $1,227,000.
•Long-term performance ("LTP") grant of $3,983,000, which will vest on September 30, 2027.
•Long-term retention ("LTR") grant of $1,707,000, which will vest in three equal increments on September 30, 2025, September 30, 2026, and September 30, 2027.

No adjustments were made to any other existing elements of compensation for Mr. Lyash for 2025.

Compensation Adjustments for Other NEOs

On November 7, 2024, CEO Jeffrey J. Lyash approved compensation adjustments for the following Named Executive Officers ("NEOs") for 2025. (Biographical information for each is set out in Item 10, Directors, Executive Officers, and Corporate Governance.) The following sets forth salary increases and incentive awards granted for 2025, effective October 1, 2024:

John M. Thomas, III
•Salary increased from $860,441 to $937,881.
•LTP grant of $1,472,000, which will vest on September 30, 2027.
•LTR grant of $700,000, which will vest in three equal increments on September 30, 2025, September 30, 2026, and September 30, 2027.

Donald A. Moul
•Salary increased from $819,468 to $844,052.
•LTP grant of $1,500,000, which will vest on September 30, 2027.
•LTR grant of $882,000, which will vest in three equal increments on September 30, 2025, September 30, 2026, and September 30, 2027.

David B. Fountain
•Salary increased from $648,696 to $687,618.
•LTP grant of $1,075,000, which will vest on September 30, 2027.
•LTR grant of $423,000, which will vest in three equal increments on September 30, 2025, September 30, 2026, and September 30, 2027.

Timothy S. Rausch
•Salary increased from $663,146 to $683,040.
•LTP grant of $775,000, which will vest on September 30, 2027.
•LTR grant of $402,000, which will vest in three equal increments on September 30, 2025, September 30, 2026, and September 30, 2027.

No adjustments were made to any other existing elements of compensation for these NEOs for 2025.

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

The TVA Board as of November 13, 2024, consisted of the following eight individuals with their ages and terms of office provided:

Directors	Age	Year Current Term Began	Year Term Expires
Joe H. Ritch(1)	74	2023	2025
Beth P. Geer	59	2023	2026
Beth H. Harwell	67	2021	2024
Robert P. Klein	73	2023	2026
L. Michelle Moore	52	2023	2026
Brian E. Noland	56	2020	2024
William J. Renick	71	2023	2027
A. Wade White	56	2023	2027
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

Dr. Harwell of Nashville, Tennessee, joined the TVA Board in January 2021. She served as a distinguished visiting professor at Middle Tennessee State University from 2019 to 2022. She previously served as the speaker of the Tennessee House of Representatives, from 2011 until 2019, while serving as a state representative for the 56th District of Tennessee for nearly 30 years. She has also chaired the Tennessee Republican Party and served as an assistant professor of political science at Belmont University, as well as in a variety of additional roles in both education and public service.

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

Executive Officers

TVA's executive officers as of November 13, 2024, their titles, their ages, and the date their employment with TVA commenced are as follows:

Executive Officers	Title	Age	Employment Commenced
Jeffrey J. Lyash	President and Chief Executive Officer	63	2019
John M. Thomas, III	Executive Vice President and Chief Financial and Strategy Officer	60	2005
Donald A. Moul	Executive Vice President and Chief Operating Officer	59	2021
David B. Fountain	Executive Vice President and General Counsel	57	2020
Timothy S. Rausch	Executive Vice President and Chief Nuclear Officer	60	2018
Jeannette Mills	Executive Vice President and Chief Administrative Officer	57	2020
Diane T. Wear	Vice President and Controller	56	2008

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

    Ms. Mills was named TVA's Executive Vice President and Chief Administrative Officer in August 2024. Ms. Mills joined TVA in February 2020 as the Executive Vice President and Chief External Relations Officer. Prior to joining TVA, Ms. Mills served as the Senior Vice President of Safety, Health, Environmental and Assurance for the U.S. region at National Grid Group, the United Kingdom's largest investor-owned utility, from March 2017 to February 2020. She also served as a Commissioner on the Maryland Public Service Commission, providing regulatory oversight of gas, electric, telephone, water, sewage disposal, and transportation companies, from June 2015 to March 2017. Ms. Mills spent 25 years of her career at Baltimore Gas and Electric, starting as an associate engineer and steadily progressing through positions of increasing responsibility to ultimately serve as Vice President, Customer Operations and Chief Customer Officer from 2008 to 2013.

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

Insider Trading Policy

TVA has an Insider Trading Policy that provides guidelines with respect to transactions in TVA securities by insiders and the handling of confidential information about TVA and the companies with which TVA engages in transactions or does business. The policy promotes compliance with U.S. federal, state, and foreign securities laws that prohibit certain persons who are aware of material nonpublic information relating to TVA from (1) purchasing, selling, or otherwise engaging in transactions in TVA securities, or (2) providing material nonpublic information to other persons who may trade on the basis of that information. The prohibitions against insider trading apply to trading or otherwise transacting in TVA securities, tipping, and making recommendations to engage in transactions in TVA securities by virtually any person, including all persons associated with TVA, if the information involved is material and nonpublic. In addition, the prohibitions against insider trading extend to transactions in the securities of other companies with which TVA does business or has a business relationship if the transactions are based on material nonpublic information gained while working for TVA.

Committees of the TVA Board

The TVA Board has an Audit, Risk, and Cybersecurity Committee established in accordance with the TVA Act.  This committee oversees TVA's financial reporting, risk management, cybersecurity, compliance, and ethics. It also reviews and considers input from the TVA Inspector General to ensure TVA investigates and reports transparently about its financial and legal obligations. Current members include L. Michelle Moore (Chair), Beth P. Geer, and William J. Renick. As discussed above, TVA directors are appointed by the President of the United States with the advice and consent of the U.S. Senate, and none of the current Board members meet the requirements of being an “audit committee financial expert” under applicable SEC rules.

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

The TVA Board has also established four committees in addition to the Audit, Risk, and Cybersecurity Committee, as explained below:

The External Stakeholders and Regulation Committee oversees relationships with customers, members of the public, and key stakeholders. Involvement includes TVA's regulatory policy, natural resource management, economic development, government relations, federal advisory councils, and emerging social issues. Current members include Beth H. Harwell (Chair), Beth P. Greer, and William J. Renick.

The Operations and Nuclear Oversight Committee helps ensure the safety and effectiveness of TVA's power system generation and transmission assets by overseeing operational performance and planning. Additional oversight includes significant projects, major inspections and evaluations, long-term asset planning, and operational and regulatory compliance. Current members include Robert P. Klein (Chair), L. Michelle Moore, and A. Wade White.

The People and Governance Committee has a primary focus on people and the creation of a culture that lives up to TVA's values and seeks to ensure optimal performance and sustainability of the enterprise. The committee reviews key components of the people framework such as inclusion with diversity, talent, engagement, total rewards, and labor relations. Another key function of this committee is Board governance. Current members include Brian E. Noland (Chair), Beth H. Harwell, Robert P. Klein, and Joe H. Ritch.

The Finance, Rates, and Portfolio Committee oversees electricity rates, annual budget, major contracts, energy resource portfolio planning, commercial programs and products, technology, innovation, and research programs. This committee is charged with the responsibility of assisting the Board in fulfilling its responsibilities to manage financial health, strategic planning, wholesale and direct-served customer rates, and holistic asset strategy. Current members include A. Wade White (Chair), Brian E. Noland, William J. Renick, and Joe H. Ritch.

ITEM 11.  EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis ("CD&A") provides information on the objectives, goals, and structure of TVA's executive compensation program and the 2024 compensation awarded to TVA's CEO, CFSO, and the three other most highly compensated executive officers serving at the end of 2024. Collectively, these officers are TVA's 2024 Named Executive Officers ("NEOs"):

NEO	Title	Employment Date	Position Date
Jeffrey J. Lyash	President and Chief Executive Officer	2019	2019
John M. Thomas, III	Executive Vice President and Chief Financial and Strategy Officer	2005	2010
Donald A. Moul	Executive Vice President and Chief Operating Officer	2021	2021
David B. Fountain	Executive Vice President and General Counsel	2020	2021
Timothy S. Rausch	Executive Vice President and Chief Nuclear Officer	2018	2020
Note
Mr. Thomas was named Executive Vice President and Chief Financial and Strategy Officer ("CFSO") in June 2021 and has held the Chief Financial Officer position since June 2010.
TVA's Executive Compensation Philosophy
TVA has a public mission - one that is uniquely focused on serving the people of the Tennessee Valley and making those lives better. TVA aims to achieve its mission by attracting, retaining, and motivating highly qualified and committed executives to guide the organization's strategy, performance, and public power mission. Given the nature and scale of its operations, TVA competes with large investor-owned utilities ("IOUs") to attract and retain talent.
To effectively fulfill its public power mission, TVA must provide market-based, competitive compensation levels to drive superior performance and execution of ambitious multi-year objectives aligned with TVA's public power mission.

TVA’s Compensation Plan as adopted by the TVA Board is designed to:

•Align compensation with TVA performance and productivity improvement.
•Set performance goals that are aligned with TVA's strategic priorities - See 2024 Performance Goals and Performance Achievements.
•Provide market-based, competitive compensation levels so TVA can attract, retain, and motivate highly competent employees. Total direct compensation ("TDC"), which includes annual cash and short- and long-term incentives, generally is set by considering several factors, including reference to the median (50th percentile) of the relevant labor market, as well as factors such as individual performance, experience, and internal equity. Executives may be positioned above or below the median based on labor market conditions and other factors such as tenure in the role. See Compensation Setting Process - Establishing Competitive Compensation - Use of Market Data and Benchmarking for a discussion of benchmarking practices and competitive compensation decisions at TVA.
•Motivate and reward short-term and long-term performance by providing a mix of salary and performance-based short-term and long-term incentives, typically targeting a majority portion of long-term compensation in the form of at-risk, performance-based compensation.

The TVA Board follows the requirements of the TVA Act, which includes the approval of a compensation plan and other notable considerations:

•Compensation will be based on an annual survey of benchmark compensation for similar positions in private industry, including engineering and electric energy companies, publicly owned electric companies, and federal, state, and local governments; and
•Compensation will take into account education, experience, level of responsibility, geographic differences, and retention and recruitment needs.

Notable 2024 Actions
The following are key compensation actions and plan amendments for 2024:

TVA Executive Severance Plan

On January 26, 2024, TVA’s Executive Severance Plan ("Severance Plan") was amended and restated to eliminate the additional severance benefits available to NEOs and other participants in connection with a change in control of TVA. Following a review by the People and Governance Committee (the "Committee") and the TVA Board, it was determined that TVA's Severance Plan did not need to include change in control provisions to remain competitive with its peers, based on factors unique to TVA's public power model.

Compensation Board Practice, TVA Compensation Plan, and Supplemental Plans

On May 9, 2024, the TVA Board adopted the TVA Employee Compensation Board Practice (“Board Practice”) to clarify the roles and responsibilities of the TVA Board, the Committee, and management with respect to compensation matters. In addition, the TVA Board approved amended and restated versions of the TVA Compensation Plan and the following supplemental compensation plans to, among other things, reflect the principles set forth in the Board Practice: (1) Executive Annual Incentive Plan (“EAIP”), (2) Long-Term Incentive Plan (“LTIP”), (3) Severance Plan, (4) Supplemental Executive Retirement Plan, (5) Deferred Compensation Plan, and (6) Restoration Plan.

Three of the above supplemental plans (EAIP, LTIP, and Severance Plan) were amended and restated to reduce the amounts that TVA’s CEO may receive under these plans.

•Under both incentive plans (EAIP and LTIP), the potential maximum earned payout achievement was reduced from 200 percent to 150 percent of the CEO's target opportunity.
•Under the Severance Plan, the CEO's cash severance was reduced as a result of a change in the cash severance formula from (1) 1.5 times the sum of the CEO's salary and target EAIP to (2) 1.0 times the CEO's salary.

The above changes are a cumulative result of specific recommendations presented to the Committee by the Executive Compensation Task Force ("ECTF"), which was created in December 2023 and consisted of a subset of members of the TVA Board. The ECTF focused its review and subsequent recommendations on Board governance and oversight with respect to executive compensation, CEO participation in TVA plans, and management's process for communicating compensation matters to the Committee and Board regarding CEO payouts under TVA plans. The Committee believes the above changes are appropriate in light of TVA's public service mission.

Amendment to Compensation Board Practice

On August 22, 2024, the TVA Board approved amendments to the Board Practice adopted on May 9, 2024, to allow the CEO to approve compensation of his or her executive direct reports within ranges of total compensation that are approved annually by the Chair of the Committee. These amendments are designed to ensure that the TVA Board, through the Chair of the Committee, maintains appropriate oversight while allowing the CEO flexibility to implement his or her own compensation decisions.

TVA Board Actions Related to Compensation

On September 17, 2024, the TVA Board (1) established 2024 EAIP performance measures and goals for the CEO, (2) established 2025 corporate performance measures and goals for the Enterprise Scorecard for the Winning Performance Team Incentive Plan (“WPTIP”) and EAIP, (3) established performance measures and goals for the 2024-2026 and 2025-2027 performance cycles under the LTIP, and (4) approved amendments to the WPTIP and EAIP that would eliminate the use of the corporate multiplier and would authorize the TVA Board to utilize a standard discretionary range to adjust the scorecard achievement by plus or minus 20 percent beginning with the 2025 performance cycle. This standard discretionary range allows the TVA Board to account for extraordinary events or significant occurrences that impact TVA's performance.

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

CEO TARGET TDC COMPENSATION MIX

OTHER NEO TARGET TDC COMPENSATION MIX

20%
14%
21%
45%
66%
At-Risk/
Performance-
Based
19%
25%
18%
38%
56%
At-Risk/
Performance-
Based
Salary
Long-Term Performance Award
Long-Term Retention Award
Annual Performance Award

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

Under the authority of the TVA Act, the TVA Board, its Committee, and individual TVA Board members are all involved in compensation matters. The TVA Board has taken the following actions to delegate authority with respect to compensation:

Delegation to Committee

•Oversee executive compensation pursuant to the Compensation Plan.

•Review this CD&A and recommend approval to the TVA Board.

•Review and make critical recommendations to the TVA Board, as reflected in Compensation Setting Process - Compensation Setting - Annual Roles and Responsibility.

Delegation to TVA Committee Chair

•Establish annual performance goals of the CEO, with concurrence of the TVA Board Chair and input from other members of the TVA Board, as appropriate.

•Determine the CEO’s annual performance rating in accordance with the approved goals, with concurrence of the TVA Board Chair and input from other members of the TVA Board, as appropriate.

•Approve, with concurrence of the TVA Board Chair, the terms of any non-salary compensation benefits applicable to the CEO under supplemental compensation plans.

•Annually approve total compensation ranges for the CEO's executive direct reports following review by the Committee.

Delegation to CEO

•Following annual approval of total compensation ranges by the Committee Chair, set or adjust the total eligible compensation of the CEO's present or future executive direct reports within such ranges after informing the Committee's independent compensation consultant and the Committee Chair. The Committee Chair has discretion to reject any compensation actions proposed by the CEO pursuant to this section.

•Approve individual performance goals for the CEO's direct reports.

•Evaluate and rate the performance of the CEO's direct reports during the year against approved performance goals and adopt any individual multiplier, in consultation with the Committee. Review CEO direct reports' performance with the Committee, prior to finalizing end of year payout for the CEO's direct reports, and inform the Committee of any discretion under consideration. Determine final payouts under supplemental compensation plans after informing the Committee Chair and the Committee's independent compensation consultant.

•Approve, or delegate to others the authority to approve, the terms of supplemental compensation plans when the CEO is not a participant in the plan. The TVA Board retains the authority to amend or terminate supplemental compensation plans at its discretion.

•Approve, or delegate to others the authority to approve, the salaries of employees whose annual salaries would be in excess of Level IV of the Executive Schedule of the U.S. Government ($191,900 in 2024) for anyone except the CEO, the Inspector General, and the CEO direct reports (except to the extent described in the first bullet of this section), provided that the CEO provides the Committee a list of names and salaries of all such employees for its review at least once annually.

•Approve, or delegate to others the authority to approve, all compensation matters that are not specifically reserved to the TVA Board, a member of the TVA Board, or the Committee.

Role of Compensation Consultant

The Committee engaged the independent consulting firm Frederic W. Cook & Co., Inc. ("FW Cook") to help with evaluating TVA’s 2024 competitive compensation decisions, peer group, and benchmarking processes. The Committee assessed certain independence factors and determined the firm's work raised no potential conflict of interest. In June 2024, the TVA Board engaged Meridian Compensation Partners (“Meridian”) to perform services previously provided by FW Cook, who ceased providing services to the TVA Board in June 2024.

Compensation Setting – Annual Roles and Responsibilities
The following chart sets forth the roles of the TVA Board, Board Chair, Committee, Committee Chair, and CEO, and typical timeframe, in setting compensation for the NEOs.

What	When	How
Compensation Governance	January	•Committee reviews and evaluates independent compensation consultant.
April - September
•Committee reviews TVA Compensation Plan, peer group, and benchmarking process and recommends any changes to the TVA Board.
•TVA Board reviews and approves any changes to compensation governance.
•TVA Board reviews and approves any amendments or changes to supplemental compensation plans (e.g., short-term incentive ("STI") and long-term incentive ("LTI")) when the CEO is a participant.
•CEO reviews and approves any changes to supplemental compensation plans when the CEO is not a participant.
•TVA Board retains the authority to amend or terminate supplemental compensation plans at its discretion.

Executive Schedule ("ES") Level IV	January - February
•The TVA Board has delegated to the CEO the authority to approve, or delegate to others the authority to approve, the salaries of employees whose annual salaries would be in excess of ES Level IV ($191,900 for 2024) for anyone except the CEO, the Inspector General, and the CEO direct reports (except when approval for CEO direct reports has been delegated to the CEO).
•The CEO provides the Committee a list of names and salaries for all such employees at least once annually for its review.

Incentive Plan Measures and Goals	January - October	•Committee monitors performance quarterly, including CEO compensation forecast.
	April	•Committee reviews proposed performance measures for next fiscal year ("FY").
July - August
•CEO recommends STI enterprise and corporate multiplier measures and goals and LTI measures and goals for upcoming cycles.
•Committee reviews and recommends to the TVA Board the STI enterprise and corporate multiplier measures and goals and LTIP performance measures and goals for upcoming cycles.
•TVA Board approves STI enterprise and corporate multiplier measures and goals and LTIP performance measures and goals for upcoming cycles.

Short-Term Incentive Plans and Corporate Multiplier	October - November
•Committee qualitatively assesses performance compared to target and recommends final corporate multiplier between 0 and 1.1 and final STI payout for the past FY to the TVA Board.
•TVA Board qualitatively assesses performance compared to target to determine final corporate multiplier between 0 and 1.1 and approves final STI payout for the past FY.

Long-Term Incentive Plan ("LTIP") – Long-Term Performance ("LTP") Component	October - November
•Committee qualitatively assesses performance compared to target and recommends final LTIP payout percentage for cycle ending in the past FY to the TVA Board.
•TVA Board qualitatively assesses performance compared to target to determine final LTIP payout percentage for cycle ending in the past FY.
•TVA Board has the discretionary authority to review the results of performance measures and goals and to approve any adjustments to payouts in appropriate circumstances.

CEO Performance Evaluation	September - November
•Individual TVA Board members complete and return CEO performance assessments to TVA's Compensation organization.
•TVA's Compensation organization summarizes comments and information and presents assessment results to the Committee Chair.
•Committee Chair, with concurrence of the TVA Board Chair and input from other TVA Board members, as appropriate, determines the CEO's annual performance rating in accordance with the approved goals.
•Committee Chair informs EVP, Chief Administrative Officer, or VP, Chief Human Resources Officer, he/she has evaluated the CEO's performance and provides the final assessment results.
•Committee Chair informs CEO of his/her performance evaluation.

CEO Compensation Adjustment	October - November
•Committee reviews the compensation consultant's benchmarking and market analysis report.
•Committee decides whether to recommend compensation adjustments for the CEO for the next FY (recommends to the full TVA Board).
•TVA Board reviews and approves at the November TVA Board meeting, if applicable, for the next FY. TVA Board establishes the CEO's salary and other compensation elements on an annual basis.

CEO Executive Annual Incentive Plan ("EAIP") Award	October - November
•Committee Chair obtains input from TVA Board Chair and other TVA Board members, as appropriate.
•Committee recommends to the full TVA Board any payout, or adjustments to payout, to the CEO under the EAIP.
•Committee Chair informs EVP, Chief Administrative Officer, or VP, Chief Human Resources Officer, via memo of the Board's decisions.

CEO Annual Performance Goals	October - November
•Committee Chair reviews and discusses with CEO performance goals for the next FY.
•Committee Chair consults with and solicits input from the TVA Board Chair and other members of the TVA Board, as appropriate.
•With concurrence of the TVA Board Chair, and input from other members of the TVA Board, Committee Chair establishes the annual performance goals for the CEO.
•Committee Chair informs CEO of approved goals.

CEO Direct Report Compensation	October - November
•Committee Chair, following review by the Committee, annually approves total compensation ranges for the CEO's executive direct reports.
•CEO, following annual approval by the Committee Chair, may set or adjust the total eligible compensation of the CEO's present or future executive direct reports within such ranges after informing the Committee's independent compensation consultant and the Committee Chair. Committee Chair has discretion to reject any compensation actions proposed by the CEO pursuant to this section.
•CEO rates the performance of his or her direct reports and sets forth any individual multiplier (if applicable).
•CEO reviews performance for CEO direct reports with the Committee and informs Committee of any discretion under consideration prior to finalizing end of year payouts for the CEO's direct reports.
•CEO determines final payouts under supplemental compensation plans after informing the Committee Chair and the Committee's independent compensation consultant.
•CEO establishes the next FY annual performance goals for his/her direct reports.

Compensation Discussion and Analysis ("CD&A")	October - November	•Committee reviews and recommends inclusion in TVA's Annual Report on Form 10-K.

Establishing Competitive Compensation
A fundamental goal of TVA's executive compensation program is to attract, retain, and motivate the highly competent talent necessary to manage TVA's complex operations and achieve superior performance. TVA competes for this talent with large IOUs, and thus TVA needs to offer compensation programs that are competitive with those peers.
Use of Market Data and Benchmarking
TVA generally determines target TDC for executives considering the median of the relevant labor market as well as other factors such as individual performance, experience, and internal equity.

After compiling market compensation for the positions at the beginning of 2024, the Committee, with assistance from FW Cook, used the information to:

•Assess target compensation level and incentive opportunity competitiveness; and
•Determine appropriate target compensation levels and incentive opportunities to maintain the desired degree of market competitiveness.

The relevant labor market for most of TVA's executives, including the NEOs, consists of both private and publicly-owned companies in the energy services industry that have similar revenue and scope as TVA. The process for gathering and analyzing information about executive compensation in the relevant labor market is as follows:

•Each year, the Committee's compensation consultant recommends a relevant labor market peer group for approval by the Committee. For 2024 compensation opportunities, TVA's market data was determined based on a review of executive compensation survey data and/or public proxy statement data for members of this peer group.
•For the survey-based analysis, TVA referenced a sample from the 2023 Willis Towers Watson ("WTW") Energy Services Executive Compensation Database consisting of (1) 33 IOUs with revenue greater than or equal to $3.0 billion plus (2) 11 additional government/non-profit entities with revenue greater than or equal to $1.0 billion. Data from this sample were further regressed to TVA's size based on revenue.
•The survey analysis was supplemented with public compensation data from a separate proxy peer group of IOUs. The Committee reviews the proxy peers annually to ensure continued appropriateness, including comparable business content and model, company size measured primarily by revenue and assets, and other refining factors such as generating capacity, number of employees, and number of customers.

List of Compensation Peer Companies
The following chart outlines the companies that constituted the survey sample and proxy peer group used to benchmark NEO compensation for 2024:

Company	Investor Owned Utilities with Revenue Greater Than or Equal to $3.0 Billion Which Participated in 2023 Willis Towers Watson Energy Services Survey	Government/Non-Profit Entities with Revenue Greater Than or Equal to $1.0 Billion Which Participated in 2023 Willis Towers Watson Energy Services Survey	Proxy Peer Group of Investor Owned Utilities
AES Corporation	■		■
Alliant Energy Corporation	■
Ameren Corporation	■		■
American Electric Power Company, Inc.	■		■
Berkshire Hathaway Energy	■
Calpine	■
CenterPoint Energy, Inc.	■		■
CMS Energy Corporation	■		■
Colorado Springs Utilities		■
Consolidated Edison, Inc.			■
Constellation Energy Corporation	■		■
CPS Energy		■
Dominion Energy, Inc.	■		■
DTE Energy Company	■		■
Duke Energy Corporation	■		■
Edison International	■		■
Entergy Corporation	■		■
Evergy, Inc.	■
Eversource Energy	■		■
Exelon Corporation	■		■
FirstEnergy Corp.	■		■
Great River Energy		■
GE Renewable Energy	■
JEA		■
Lower Colorado River Authority		■
Nebraska Public Power District		■
New York Power Authority		■
NextEra Energy, Inc.	■		■
NiSource, Inc.	■		■
NRG Energy, Inc.	■		■
Oak Ridge National Laboratory		■
Oncor Electric Delivery Company LLC	■
Omaha Public Power		■
Pacific Gas and Electric Company	■		■
Pinnacle West Capital Corporation	■
PPL Corporation	■		■
Public Service Enterprise Group, Inc.	■		■
Puget Sound Energy, Inc.	■
Salt River Project		■
Sempra Energy	■		■
Southern Company	■		■
Tri-State Generation and Transmission		■
Vistra Corp.	■		■
WEC Energy Group, Inc.	■
Xcel Energy, Inc.	■		■

Assessment of Risk
TVA's Enterprise Risk Management organization, in coordination with other members of TVA's management, including Human Resources, conducts an annual assessment of enterprise-level risks including risks arising from TVA's compensation policies and practices.

Based on the results of this assessment, no risks were identified with the compensation policies and practices that are reasonably likely to have a material adverse effect on the organization and its achievement of its strategic goals and objectives.
2024 Executive Compensation Program Components
Total Direct Compensation ("TDC")
In setting executive compensation each year, the Committee focuses on TDC, which includes those compensation elements that motivate future performance or reward past performance. TDC is comprised of annual salary, an annual incentive award under TVA’s EAIP, and an LTI award provided under TVA’s LTIP, which is delivered in two components, a Long-Term Performance (“LTP”) award and a Long-Term Retention (“LTR”) award.

Each year, two key compensation decisions are made with respect to NEO compensation: (1) the amount of the TDC opportunity to grant, which is forward-looking, incentivizes the NEO to perform, and is determined toward the beginning of the fiscal year, and (2) the amount of TDC earned, which rewards the NEO for demonstrated performance (other than salary or LTR award) and is determined at the end of the fiscal year. The TDC components and weightings for TDC opportunities granted to the NEOs in 2024 are summarized below and described in the sections that follow. Since TVA is a governmental entity that issues no equity, all direct compensation is denominated and paid out in cash.

Compensation Component* And % of Target TDC	Objective	Key Features
Annual Salary	Provide fixed base compensation to encourage hiring and retention of qualified executives
•Annual salary is typically determined by considering, among other things, the median (50th percentile) for similar positions at other companies in TVA's peer group; above the median for positions affected by market scarcity, recruitment and retention issues, and other business reasons; or below median due to incumbent experience, position scope, or other business reasons.

Executive Annual Incentive Plan (EAIP)	Incentivize performance by providing at-risk compensation tied to attainment of pre-established performance goals for the fiscal year
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

Long-Term Incentive Plan (LTIP)	Provide a targeted level of total long-term compensation comprised of at-risk and retention components	•Participation is limited to key positions that have the ability to significantly impact the long-term financial and/or operational objectives critical to TVA's overall success.
Long-Term Performance Award (LTP)	Incentivize performance by providing at-risk compensation tied to attainment of pre-established performance goals over a three-year performance period
•LTP grants have a three-year performance cycle with variable at-risk opportunities based on achievement against performance goals established at the beginning of the performance cycle.
•The Committee's policy is for a majority of each executive's total LTI opportunity to be in the form of performance-based grant, with the remaining percent to be retention oriented.

Long-Term Retention Award (LTR)	Incentivize retention by providing "fixed" retention-based grants tied to a three-year vesting schedule
•LTR grants will vest and pay out in three equal increments annually over three years, subject to the participant being employed through such dates, but are payable upon death, disability, or retirement if earlier on a pro-rated basis.
•Since TVA issues no equity, TVA offers retention grants to be competitive with the industry marketplace for talent, providing a retention incentive similar to restricted stock or restricted stock units. These grants are intended to encourage executives to remain with TVA and to provide, in combination with salary, EAIP, and LTP grants, a competitive level of TDC.

*typically reviewed annually
Setting Competitive Compensation Amounts and Opportunities Relevant to Labor Market
Salary
Annual salary is considered a "fixed" compensation component. Salary levels are typically reviewed annually to consider changes in benchmark salaries and/or individual performance.

NEO	2024(1)	2023	Percent Change
Mr. Lyash	$1,227,000	$1,227,000	—%
Mr. Thomas	860,441	835,380	3%
Mr. Moul	819,468	795,600	3%
Mr. Fountain	648,696	629,802	3%
Mr. Rausch	663,146	637,640	4%
Note
(1) All salaries were effective October 1, 2023.

The 2024 salaries for the NEOs are reported in the Executive Compensation Tables and Narrative Disclosures - Summary Compensation Table.
Incentive Opportunities
The short- and long-term incentive opportunities for the NEOs are set at levels that (1) are competitive with the relevant labor market, with target TDC generally determined by considering the 50th percentile of the relevant labor market, and (2) result in a majority of each executive's total LTI opportunity in the form of performance-based awards and the remaining percent of each executive's total LTI opportunity in the form of retention awards. More than half of TVA's NEO's target TDC opportunity is performance-based and at-risk as described above in TVA's Executive Compensation Program Aligns Pay with Performance.
LTI awards are intended to provide a similar pay component as equity-based compensation at peer IOUs. Since TVA does not issue equity, the compensation program cannot provide a component similar to equity awards that capture long-term value, and have the potential for significant gains or losses, based on market fluctuations. As a result, TVA's LTIs are not necessarily intended to match market pay levels.
Target incentive opportunities increase with position scope and responsibility to hold management accountable for delivery of results and are based in part on the opportunities other companies in TVA's peer group provide to those in similar positions. Incentive opportunities are typically reviewed annually to consider changes in benchmark short- and long-term incentives. The Committee reviews peer benchmark information by position for each component of pay as well as for overall TDC.
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
Executive Severance Plan
TVA has established a Severance Plan to provide additional benefits to certain executives if TVA terminates the employment of covered executives other than for Gross Misconduct or such executives terminate for Good Reason. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan below for additional information regarding the benefits available to covered executives under the Severance Plan as well as definitions of Gross Misconduct and Good Reason. Material changes in the Severance Plan were approved for 2024, as reflected above in Notable 2024 Actions.
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

2024 Performance Goals and Performance Achievement

Strategic Priorities	Incentive Compensation Measures*
A significant portion of each NEO's compensation is based on company performance and influenced by individual performance achievements. As a result, a majority of NEO compensation is at-risk, providing incentive for the executive to achieve superior performance for TVA and for the businesses, communities, and residents it serves, both in the short term and in the years to come.
Incentive compensation is provided to NEOs under the EAIP and LTIP. Each incentive award is described below.
People Advantage Amplifying the power, passion, and creativity within each TVA employee	Safety - Serious Injury Incident Rate ("SIIR")
Operational Excellence Building on TVA's best-in-class reputation for reliable service and competitively priced power	Load Not Served Annualized Nuclear Online Reliability Loss Factor Combined Cycle Equivalent Forced Outage Rate Coal Equivalent Forced Outage Rate External Performance Indicators for the TVA Nuclear Fleet
Financial Strength Investing in TVA's future, while keeping energy costs as low as possible	Total Financing Obligations Operating Cash Flow Net Income Total Spend Non-Fuel Delivered Cost of Power
Powerful Partnerships Promoting progress through the shared success of TVA's customers and stakeholders	Jobs Created and Retained Powerful Partnerships Survey
Igniting Innovation Pursuing innovative solutions for TVA and its communities
*Incentive compensation measures align with strategic priorities and are further described below in Executive Annual Incentive Plan ("EAIP") - 2024 EAIP Performance Measures and Long-Term Incentive Plan ("LTIP").
Executive Annual Incentive Plan ("EAIP")
All TVA employees (including NEOs) participate in an annual, short-term incentive program (subject to eligibility requirements), since every employee contributes to the success of TVA and the execution of its public power mission. While the measures used for annual incentives are the same for all employees, they are provided under two plans: the WPTIP provides for annual incentive awards for eligible non-executives, and the EAIP provides for annual incentive awards for eligible executives, including the NEOs.
The EAIP is designed to encourage and reward executives for successfully achieving annual financial and operational goals. For 2024, the annual incentive payment for each NEO other than the CEO was calculated as follows:

EAIP Amount	=	Annual Salary	×	Annual Target Incentive Opportunity	×	Percent of Enterprise Scorecard Opportunity Achieved (0% to 200%)	×	Corporate Multiplier (0 to 1.1)	×	Individual Performance Multiplier (0% to 150%)
The EAIP award for the CEO was calculated in the same manner as those awards for other NEOs except that the Scorecard Achievement range measured from 0 percent to 150 percent instead of 0 percent to 200 percent. See Notable 2024 Actions for additional information regarding this change.
Each component of this calculation is discussed below (except for annual salary, which is discussed above). The award for certain participants in the EAIP may be adjusted by the participant's supervisor based on an evaluation of the participant's individual achievements and performance during the year. In addition, pursuant to discretion granted under the TVA

Compensation Plan and EAIP, awards may be further adjusted by the TVA Board in its discretion. There is no guaranteed minimum payout under the EAIP, and the maximum payout for the EAIP cannot exceed 225 percent of the target award for all participants other than the CEO. For the CEO, the maximum payout cannot exceed 150 percent of the target award.

EAIP Target Incentive Opportunity
Following a review of benchmarking and individual performance, the TVA Board evaluated the appropriateness of the EAIP award opportunity for the CEO based on market data and other individual factors and made no changes for 2024. Similarly, the CEO evaluated the appropriateness of the EAIP award opportunities for the other NEOs based on market data and other individual factors, including internal parity, and made no changes for 2024. Accordingly, target EAIP award opportunities of the NEOs for 2024 were as follows:

NEO	2024 EAIP Target Incentive Opportunity(1)
Mr. Lyash	150%
Mr. Thomas	80%
Mr. Moul	80%
Mr. Fountain	70%
Mr. Rausch	70%
Note
(1) Represents a percent of each NEO's salary.

2024 EAIP Performance Measures
EAIP performance measures tie directly to key enterprise metrics used by senior management in TVA's annual budget and strategic planning process, which in turn link directly to the achievement of TVA's mission and strategic priorities. The 2024 EAIP performance measures and goals were provided in an organizational scorecard ("TVA Enterprise Scorecard"). The 2024 performance measures, along with the weighting ascribed to each, are shown below as a percentage of the total EAIP award opportunity at target-level performance.

2024 EAIP PERFORMANCE MEASURES	The 2024 WPTIP/EAIP measures are described in detail below.

TVA Total Spend
What this measures: TVA's ability to keep costs low
Total Non-Fuel Operating and Maintenance, Capital, Non-Fuel Inventory, and Cloud Implementation expenses for corporate and operational Strategic Business Unit organizations (excludes TVA Board of Directors).
Why Is This Metric Used? Supports the overall TVA goal of maintaining costs and managing rates based on spending levels approved by TVA management and the TVA Board.

Load Not Served
What this measures: Transmission system outages that affect TVA customers
Load Not Served ("LNS") is a measure of the magnitude and duration of transmission system outages that affect TVA customers expressed in system minutes. An automatic customer interruption with a duration of one minute or greater is tracked as an LNS event. LNS events caused by TVA on a distributor system will also count as a TVA event even if the TVA system remains energized. LNS events exclude interruptions due to declared major events, variances, verified tornadoes, gunfire, vandalism, ice formation, and foreign object/vehicle.
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

Combined Cycle Equivalent Forced Outage Rate
What this measures: Combined cycle plant reliability
Combined Cycle Equivalent Forced Outage Rate ("EFOR") measures the generation lost due to forced events as a percentage of time the unit would have been scheduled to run for TVA-operated combined cycle generating assets, based on Generating Availability Data System ("GADS") event reporting guidelines for megawatt hour losses. Combined Cycle EFOR excludes GADS events classified as outside management control and variances.
Why Is This Metric Used? Combined Cycle EFOR focuses on ensuring TVA combined cycle generating assets are available and reliable to meet system demand.

Coal Equivalent Forced Outage Rate
What this measures: Coal plant reliability
Coal EFOR measures the generation lost due to forced events as a percentage of time the unit would have been scheduled to run for TVA-operated coal generating assets, based on GADS event reporting guidelines for megawatt hour losses. Coal EFOR excludes GADS events classified as outside management control and variances.
Why Is This Metric Used? Coal EFOR focuses on ensuring TVA coal generating assets are available and reliable to meet system demand.

In setting the goal for each measure, consideration is given to TVA's historic performance, its strategic business plan priorities and strategic benchmarking goals, customer and stakeholder feedback, environmental and regulatory concerns and goals, and the competitive environment. Achievement of the target goal would result in a 100 percent payout with respect to that goal. A threshold goal is also set for each measure, so that no award payout would occur with respect to a measure when performance fails to achieve that threshold. Additionally, a stretch goal for each measure is set to incentivize and reward exceptional performance. Linear interpolation is used for results between threshold and stretch goals.

2024 Enterprise Scorecard and Corporate Multiplier Results
The performance results on the 2024 TVA Enterprise Scorecard are set forth below. TVA's Enterprise Scorecard is based on a scale of 0 percent to 200 percent for all participants other than the CEO and resulted in a 170 percent of target opportunity payout. For the CEO, TVA's Enterprise Scorecard is based on a scale of 0 percent to 150 percent and resulted in a 127.5 percent of target opportunity payout. TVA's Corporate Multiplier (described in the following section) has been used to determine final payout results.

ENTERPRISE SCORECARD PERFORMANCE(1)
Note
(1) The TVA Enterprise Scorecard sets forth performance goals of annual incentive plans applicable to both executive and non-executive employees.
Corporate Multiplier Approval

As in previous years, the TVA Board approved the use of a corporate multiplier for the 2024 EAIP. The corporate multiplier ranges between 0 and 1.1 and is based on a qualitative assessment of performance in 2024 against goals set in February 2024 for six organizational performance measures. Key highlights for this performance period were:
•Continued overall strong safety performance
– 2024 SIIR is best achievable with zero serious injuries reported for the fiscal year
•Financial health and performance – continued strong financial performance with Total Financing Obligations ("TFO"), Net Income, and Operating Cash Flow substantially exceeding target
•Jobs created and jobs retained – 2024 efforts continued to help attract and encourage the expansion of business and industries
–$8.9 billion in projected investments, and
–Expected creation/retention of 52,761 jobs (10,368 jobs created and 42,393 jobs retained)
•Overall performance – outstanding performance across a broad range of metrics

Why does the TVA Board
use a multiplier?

The multiplier allows the TVA Board to qualitatively assess the organization's performance, emphasizing the importance of safety, financial health, reputation, and economic development.

The TVA Board qualitatively assessed TVA’s performance at the end of the 2024 performance period. Based on TVA's performance with respect to the 2024 corporate multiplier measures and the overall performance described above, the TVA Board determined to apply a 1.0 multiplier to the calculated EAIP payout.

Corporate Multiplier Factors

Measure	Definition	Why Is This Measure Used?
Safety – Serious Injury Incident Rate ("SIIR")	A mathematical calculation used by Edison Electric Institute that quantifies the extent of injury for serious injuries and fatalities from events within the control of the employee and/or the employer.	TVA shares a professional and personal commitment to protect the safety of its employees, its contractors, its customers, and those in communities that TVA serves.
Total Financing Obligations ("TFO")
TFO includes all statutory debt and other financial obligations. TFO is calculated by subtracting unbudgeted contributions to unfunded liabilities from the sum of (1) long-term debt (including unamortized premiums/discounts), (2) short-term debt, (3) leaseback obligations, (4) energy prepayment obligations, and (5) variable interest entities.
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

Note
(1) "Jobs created" in the TVA fiscal year are newly created, paid positions at a facility of a TVA customer, meaning any entity that purchases power from TVA or a distributor of TVA power. "Jobs retained" are paid positions at a facility of a TVA customer that were created prior to the current TVA fiscal year and that continue to be filled in the current TVA fiscal year. See Part I, Item 1, Business — Economic Development Activities for additional information.

2024 CORPORATE MULTIPLIER MEASURES (0.0 – 1.1 MULTIPLIER)

BETTER PERFORMANCE →

Component		Target (Includes impact of partnership credits)	Actual
Safety - Serious Injury Incident Rate		0.0	0.00
Financial Health	Total Financing Obligations (TFO) ($ billions)(1)	$22.2	$21.2
Financial Health	Operating Cash Flow ($ millions)(1)	$2,619	$3,003
Financial Health	Net Income ($ millions)(1)	$874	$1,135
Jobs Created and Retained		35k - 70k	52,761
Board Level Significant Events		0	0

- SIIR - best achievable with zero serious injuries
- TFO - better than plan due to decision timing of asset investments and higher operating cash flow performance
- Cash Flow - higher than target due to better than planned cost optimizations, lower fuel inventory costs and interest payments, and higher base revenue collections
- Net Income - above target due to lower depreciation expense, higher investment income, lower interest expense, and higher base revenue
- Job creation and retention - within target range

2024 EAIP Corporate Multiplier = 1.0

Note
(1) Includes impact of partnership credits. Partnership credits are wholesale bill credits provided to LPC customers who have signed long-term Partnership Agreements with TVA. For more information, see Part I, Item 1, Business — Customers.
Individual Performance Multiplier Reinforces Pay for Performance
Annually, individual goals for the NEOs are established at the beginning of each performance cycle. These goals tie to the achievement of TVA's mission and strategic priorities.
At the end of the performance period, the CEO assesses the performance of the other NEOs and determines any individual multiplier, in consultation with the Committee. The CEO reviews his or her direct reports' performance with the Committee prior to finalizing end of year payouts for the CEO's direct reports, informs the Committee of any discretion under consideration, and determines final payouts after informing the Committee Chair and the Committee's independent compensation consultant.

For the CEO individual performance multiplier, each TVA Board member assesses the CEO's performance at the end of a performance period (fiscal year-end). Results of the assessment are provided to the Committee Chair who, with concurrence of the TVA Board Chair and input from other TVA Board members, determines the CEO's annual performance rating. The Committee then recommends to the full TVA Board payouts to the CEO under the EAIP. For each NEO, the individual performance multiplier can range between 0 percent to 150 percent of the calculated payout and can be used to reduce (multiplier below 100 percent) or increase (multiplier above 100 percent) the amount of the award.
For 2024, the NEOs were evaluated on individual performance goals and the following leadership competencies:

Award payouts under the 2024 EAIP are below and are reported in the "Non-Equity Incentive Plan Compensation" column in the Executive Compensation Tables and Narrative Disclosures — Summary Compensation Table. TVA's achievement against its Enterprise Scorecard, with approved corporate multiplier, is reflected below, as well as individual performance multipliers by NEO.

	2024 EAIP Award Calculation
NEO	Salary	Target EAIP Incentive Opportunity (% of Salary)	Target EAIP Payout	Scorecard Results (1)	Corporate Multiplier	Individual Performance Multiplier ("IPM")	Actual EAIP Award Payout
Mr. Lyash(2)	$1,227,000	150%	$1,840,500	127.5%	1.0	100%	$2,346,638
Mr. Thomas(3)	$860,441	80%	$688,353	170.0%	1.0	108%	$1,263,816
Mr. Moul(4)	$819,468	80%	$655,574	170.0%	1.0	108%	$1,203,635
Mr. Fountain	$648,696	70%	$454,087	170.0%	1.0	100%	$771,948
Mr. Rausch	$663,146	70%	$464,202	170.0%	1.0	100%	$789,144
Notes
(1) This column reflects the percent of Enterprise Scorecard approved by the TVA Board. The EAIP Award for Mr. Lyash was calculated in the same manner as that of each NEO, except that his award was calibrated using a Scorecard Achievement range of 0 percent to 150 percent instead of 0 percent to 200 percent.
(2) The maximum EAIP payout for the CEO cannot exceed 150 percent of target. Mr. Lyash's individual performance multiplier of 100 percent was based on an evaluation of his performance during the fiscal year by the Committee and the TVA Board.
(3) The IPM for Mr. Thomas recognizes strong performance, with achievements at or near stretch for five key financial measures (TVA Total Spend, TFO, Operating Cash Flow, Net Income, and Non-Fuel Delivered Cost of Power). In addition, Financial Services exceeded the renewable and storage MW added metric, launched new interruptible products yielding 850 MW, and supported TVA efforts in bringing federal funding to the Valley and its stakeholders.
(4) The IPM for Mr. Moul recognizes operational performance above expectations, with achievements at stretch on three key operational measures. In addition, the Chief Operating Office maintained a zero SIIR for 2024 while also demonstrating year-over-year improvement in asset performance.

Long-Term Incentive Plan ("LTIP")
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

•Enterprise-wide performance criteria that are directly aligned with TVA's mission
•"Cumulative" performance approach to measure performance achieved over a three-year period with a new three-year performance cycle beginning each year
•Potential payment range of 0 percent to 200 percent of target incentive opportunity to enable awards that are commensurate with performance achievements (0 percent to 150 percent for CEO)
•Award opportunities established for each performance cycle below or near median levels of competitiveness with TVA's peer group
•LTP awards vest upon the completion of the three-year performance period, contingent upon continued employment through vesting date and subject to achievement of performance goals
•LTR awards vest in one-third increments over three years, contingent upon continued employment through each vesting date

For 2024 compensation decisions, the TVA Board and Mr. Lyash evaluated the appropriateness of the LTI award opportunities for the CEO and other NEOs, respectively. As a result, the values of the Total LTI grants (LTP awards at target and the LTR awards) were increased from 2023 levels, near market median, following a review of benchmarking and individual performance and reflective of increased tenure and experience. Accordingly, target LTI award opportunities of the NEOs for 2024 were as follows:

NEO	2024-2026 Granted LTI Values ($)			2024-2026 LTI - Increase vs 2023-2025 (%)
	LTP Target	LTR Award	TOTAL LTI	LTP Target	LTR Award	TOTAL LTI
Mr. Lyash	$3,983,000	$1,707,000	$5,690,000	—%	—%	—%
Mr. Thomas	1,425,000	700,000	2,125,000	—%	17%	5%
Mr. Moul	1,425,000	852,000	2,277,000	—%	9%	3%
Mr. Fountain	1,000,000	414,000	1,414,000	3%	6%	4%
Mr. Rausch	$725,000	$375,000	$1,100,000	—%	14%	4%

LTIP Grant and Vested Awards
TVA's executive compensation program provides for an annual LTP grant, which yields a vested award following a three-year performance period. During 2024, there were three overlapping LTP awards:

2022–2024 LTP Award	Vested September 30, 2024
2023–2025 LTP Award	Vesting September 30, 2025
2024–2026 LTP Award	Vesting September 30, 2026
The performance measures and threshold, target, and stretch goals for each measure are determined annually by the TVA Board. In setting the goal for each measure, the TVA Board considers budgeted amounts in the company's approved business plans, actual performance in recent years, and level of attainment. The TVA Board also considers TVA's strategic business plan priorities and strategic benchmarking goals, customer and stakeholder feedback, environmental and regulatory concerns and goals, and the competitive environment.
Following the TVA Board's approval of performance achievement at the end of each three-year performance period, awards are paid out in cash early in the subsequent fiscal year, or upon death, disability, or retirement, as described in TVA's LTIP. For the 2022-2024 LTP award cycle, target performance provides for a 100 percent payout opportunity, performance below threshold provides for no payout, performance at threshold provides for a 50 percent payout opportunity, and performance at stretch provides for a 200 percent payout opportunity (for all eligible participants, except the CEO).

LTP Incentive awards for the CEO are calculated in the same manner except that the scorecard achievement ranges from 0 percent to 150 percent instead of 0 percent to 200 percent (see "Notable 2024 Actions" for additional information regarding change). Linear interpolation is used for results between threshold and stretch goals. The TVA Board may apply discretion, based on consideration of corporate factors and events that are significant during the Performance Cycle but not included or captured in the performance goals and performance measures, to reduce or increase the final LTP incentive awards for any or all participants as long as the final awards do not exceed the maximum amounts described above.

LTP Incentive Amount	=	Target Value	×	Percent of LTI Scorecard Opportunity Achieved (0% to 200%)
For the three-year performance period ended September 30, 2024, the TVA Board previously approved four overall TVA performance measures to be applied to all participants in the LTP. The 2022–2024 performance measures, along with the weighting ascribed to each, are shown below as a percentage of the total LTP award opportunity at target-level performance.

2022-2024 LTP PERFORMANCE MEASURES	The 2022–2024 LTP measures are described in detail below.

Non-Fuel Delivered Cost of Power
What this measures: non-fuel expenses (cents/kWh)
The Non-Fuel Delivered Cost of Power is a financial measure equal to the sum of (1) non-fuel operating and maintenance ("O&M") expense, (2) base capital cost, (3) interest expense, and (4) other expense divided by budgeted electric power sales.

Why Is This Measure Used?
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
Why Is This Measure Used? TVA manages this critical indicator to reduce the impact of customer outages.

External Performance Indicators for the TVA Nuclear Fleet
What this measures: nuclear operations performance
External Performance Indicators for the TVA Nuclear Fleet is calculated using a weighted combination of key performance indicators based on standard nuclear industry definitions for station performance, with the maximum obtainable being 100 points. TVA's fleet level index is a simple average of unit performance.
Why Is This Measure Used? This measure is a recognized industry standard for nuclear operations performance based on safety and reliability.

Powerful Partnerships Survey
What this measures: external perception and reputational events
Powerful Partnerships Survey is conducted among customers, elected officials, business/economic development leaders, and the general public in the TVA service area to assess strength of various stakeholder relationships with TVA.

Why Is This Measure Used? This measure supports the effective management of TVA's reputation and the ability to achieve desired outcomes and deliver on strategic priorities with stakeholders.

Consistent with its public power mission, TVA's LTP measures include the results of surveys that assess the external reputation and perception of TVA and TVA's effectiveness in carrying out its mission and strategic objectives. These measures reflect TVA's focus on meeting or exceeding customer expectations and identifying areas for continuous improvement.
2022–2024 LTP Award Performance Results
The performance results under the 2022-2024 TVA Long-Term Performance Scorecard are set forth below. TVA's LTP Scorecard is based on a range of 0 percent to 200 percent for all participants other than the CEO and resulted in a payout of 143 percent of target opportunity. For the CEO, TVA's LTP Scorecard is based on a scale of 0 percent to 150 percent, and resulted in an adjusted payout of 82 percent of target opportunity.
Notes
(1)Non-Fuel Delivered Cost of Power = (Non-Fuel Operating and Maintenance Expense + Base Capital Cost + Interest Expense + Other Expense) / Budgeted Electric Power Sales. For the 2022–2024 performance cycle, the Non-Fuel Delivered Cost of Power measure was calculated using an average of the 2022, 2023, and 2024 results.
(2)Load Not Served = (Percentage of Total Load Not Served) x (Number of Minutes in the Period). For the 2022–2024 performance cycle, the Load Not Served measure was calculated using an average of the 2022, 2023, and 2024 results.
(3)The External Performance Indicators for TVA Nuclear Fleet measure is calculated using a weighted combination of key performance indicators based on standard nuclear industry definitions for station performance, with the maximum obtainable being 100 points. For the 2022–2024 performance cycle, the External Performance Indicators for the TVA Nuclear Fleet measure was calculated using the 2024 results.
(4)The Powerful Partnerships Survey is conducted among customers, elected officials, business and economic development leaders, and the general public in the TVA service area to assess the strength of various stakeholder relationships with TVA. For the 2022–2024 performance cycle, the Powerful Partnerships Survey measure was calculated using an average of the 2022, 2023, and 2024 results.
In reviewing the 2022–2024 performance period, the TVA Board considered strong performance in two areas along with below threshold performance for External Performance Indicators for the TVA Nuclear Fleet and slightly below target performance for Powerful Partnerships Survey in 2024. Below are key highlights for this performance period:
✓    Strong transmission grid system reliability performance
✓    Financial performance
•Debt continued to be consistent with long-term financial plan
•Residential rates are lower than those paid by over 80% of customers of the top 100 U.S. utilities
•Industrial rates are lower than those paid by over 90% of customers of the top 100 U.S. utilities
✓    Nuclear performance
•Browns Ferry Unit 1 achieved 50 years of operation
•Initiated the preservation of 8,232 MW of carbon free generation for a total of 80 years with approval of the Nuclear Life Extension Program
•Partnerships for advancing new technologies
•External Performance Indicators for TVA Nuclear Fleet performed below threshold for 2024
✓    Customer relationships
•97% of 153 LPCs have signed 20-year Partnership Agreements with TVA
•Supporting federal funding opportunities
•Powerful Partnerships Survey - performed just below target for 2024 as TVA continues to actively engage stakeholders across the Tennessee Valley
✓    Continued economic development efforts have been successful (2022-2024)
•Companies have announced $28.3 billion in projected investments
•Approximately 177,600 jobs (49,100 jobs expected to be created and 128,500 jobs expected to be retained)

In light of operational performance challenges during the three-year performance cycle of the LTIP and concerns regarding TVA's ability to manage costs in light of future financial needs, the TVA Board exercised discretion to adjust the calculated 2022-2024 LTP Award payout from 114 percent to 82 percent, which is 72 percent of the calculated payout, for Mr. Lyash. For the remaining participants other than the CEO, the TVA Board determined that the calculated payout appropriately reflected executive performance in executing on TVA's long-term priorities and did not exercise its discretion to adjust the calculated payout. Award payouts for NEOs are reported below and in the Executive Compensation Tables and Narrative Disclosures – Summary Compensation Table under "Non-Equity Incentive Plan Compensation."

NEO	2022-2024 LTP Award Calculation
	LTP Target	Scorecard Results Percent of Opportunity Achieved	LTP Award Payout
Mr. Lyash(1)	$3,556,000	82%	$2,915,920
Mr. Thomas	1,395,000	143%	1,994,850
Mr. Moul	1,175,000	143%	1,680,250
Mr. Fountain	770,000	143%	1,101,100
Mr. Rausch	596,000	143%	852,280
Note
(1)Mr. Lyash's LTP award was calculated in the same manner as that of each NEO, except that his award was calibrated using a Scorecard Achievement range of 0 percent to 150 percent instead of 0 percent to 200 percent. For the CEO, the maximum LTP award is 150 percent of the LTP incentive target.

2023–2025 Outstanding LTP Performance Cycle
The TVA Board previously approved the following overall LTP measures of TVA performance for all participants for the three-year cycle ending September 30, 2025 (awards to be paid in November 2025):

Performance Metric and Weighting		Threshold Target Stretch(5) (50% Payout) (100% Payout) (200% Payout)

Non-Fuel Delivered Cost of Power(1)	45%
		3.44	3.31	3.18

Load Not Served(2)	30%
		4.5	3.9	3.2

External Performance Indicators for the TVA Nuclear Fleet(3)	15%
		Industry Median	Top Quartile	Top Fleet

Powerful Partnerships Survey(4)	10%
		75.0	79.0	83.0

Notes
(1)Non-Fuel Delivered Cost of Power measure has same definition as for the 2022-2024 LTP awards. For the 2023-2025 performance cycle, the Non-Fuel Delivered Cost of Power measure will be calculated using an average of the 2023, 2024, and 2025 results.
(2)Load Not Served measure has same definition as for the 2022-2024 LTP awards. For the 2023-2025 performance cycle, the Load Not Served measure will be calculated using an average of the 2023, 2024, and 2025 results.
(3)The External Performance Indicators for the TVA Nuclear Fleet measure has same definition as for the 2022-2024 LTP awards. For the 2023-2025 performance cycle, the External Performance Indicators for the TVA Nuclear Fleet measure will be calculated based on 2025 results.
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
(5)The Stretch Payout for the CEO is 150 percent.

2024–2026 Outstanding LTP Performance Cycle
In September 2024, the TVA Board approved the following overall LTP measures of TVA performance for all participants for the three-year cycle ending September 30, 2026 (awards to be paid in November 2026):

Performance Metric and Weighting		Threshold Target Stretch(4)

Total Spend(1)	60%
		2% Non-Fuel O&M, Inventory, & Cloud spend / 4% Capital spend over Budget	FY25 - FY26 cumulative Total Spend based on FY25 Budget	2% Non-Fuel O&M, Inventory, & Cloud spend / 4% Capital spend under Budget

Carbon-Free Performance Indicator(2)	20%
		50	100	200

Powerful Partnerships Survey(3)	20%
		73	77	81

Notes
(1)Total Spend represents total Non-Fuel O&M, Capital, Non-Fuel Inventory, and Cloud Implementation expenses for corporate and operational SBU organizations (excludes TVA Board). This measure will support the overall TVA goal of maintaining costs and managing rates based on spending levels approved by TVA management and the TVA Board.
(2)Carbon-Free Performance Indicator measures renewable megawatts ("MW") added to the TVA system, energy program savings gigawatt hour ("GWh") and capacity MW provided by energy programs, and the ability to meet TVA's operational needs through demand response ("DR") event performance. This measure supports the evolution of TVA's reliability and clean energy supply into the energy system of the future as well as helps manage the impact of TVA's identified enterprise risk related to planning and execution of the power system.
(3)The Powerful Partnerships Survey is conducted among customers, elected officials, business/economic development leaders, and the general public in the TVA service area to assess the strength of various stakeholder relationships with TVA. This measure supports the effective management of TVA's reputation and ability to achieve desired outcomes and deliver on strategic priorities with stakeholders.
(4)The Stretch Payout for the CEO is 150 percent.

LTR Grant and Vested Awards
As a corporate agency of the U.S., TVA does not have equity securities that it can use to provide stock awards, options, or other equity-based awards as compensation for its employees. The purpose of the retention grants under the LTIP is to provide a "fixed" retention incentive similar to restricted stock or restricted stock units. These grants are intended to encourage executives to remain with TVA and to provide, in combination with salary, EAIP, and LTP grants, a competitive level of TDC. Grants are generally effective as of October 1 and will become one-third vested on each subsequent September 30 or upon death, disability, or retirement if earlier on a pro-rated basis. Each award will be paid in a lump sum within two months of vesting.
2024 LTR Grant
Following the market assessment conducted by FW Cook, effective October 1, 2023, TVA approved LTR grants to the NEOs. These grants vest in three equal tranches on September 30, 2024, September 30, 2025, and September 30, 2026, contingent upon continued employment on each vesting date. The amounts of these grants are set forth under Long-Term Incentive Plan ("LTIP") above.
2024 Vesting of Outstanding LTR Awards
LTR awards that vested in 2024 are described below and reported in the Executive Compensation Tables and Narrative Disclosures — Summary Compensation Table under "Non-Equity Incentive Plan Compensation."

2024 LTR Vested Awards Payout
NEO	2022 LTR Award	2023 LTR Award	2024 LTR Award	2022 LTR Tranche Vested	2023 LTR Tranche Vested	2024 LTR Tranche Vested	2024 LTR Earned(1)
Mr. Lyash	$1,524,000	$1,707,000	$1,707,000	$508,000	$569,000	$569,000	$1,646,000
Mr. Thomas	585,000	600,000	700,000	195,000	200,000	233,333	628,333
Mr. Moul	785,000	785,000	852,000	262,000	261,667	284,000	807,667
Mr. Fountain	330,000	390,000	414,000	110,000	130,000	138,000	378,000
Mr. Rausch	330,000	330,000	375,000	110,000	110,000	125,000	345,000
Note
(1) Awards reflect vested tranches of 2022, 2023, and 2024 LTR program awards. LTR awards vest ratably over a three-year period, subject to continued employment on each vesting date.

The vesting schedule for the three LTR awards outstanding in 2024 is set forth below.
2024 VESTING OF OUTSTANDING LTR AWARDS

2024 CEO Pay Decisions - Overview and Analysis
CEO TDC EARNED IN 2024 - $8,135,558

Base Salary	$1,227,000	2024 salary
EAIP	$2,346,638	127.5 percent of target EAIP award, followed by 1.0 Corporate Multiplier; 100 percent Individual Performance Multiplier then applied
LTIP (LTP component)	$2,915,920	82 percent of target LTP earned for the three-year performance cycle ended September 30, 2024
LTIP (LTR component)	$1,646,000	2024 tranche of 2022, 2023, and 2024 LTR awards
Each year, the Committee makes compensation decisions with respect to CEO compensation for two separate earning periods: the amount of TDC opportunity (which is forward-looking and incentivizes the CEO performance for the upcoming fiscal year), and the amount of TDC earned (which rewards CEO performance for the fiscal year period that just concluded).

2024 CEO Total Direct Compensation Analysis
On November 9, 2023, the TVA Board approved no compensation adjustment for Mr. Lyash for 2024. The 2024 target TDC opportunity for Mr. Lyash, which remains equal to that of 2023, is illustrated below:

2024 CEO TARGET TDC OPPORTUNITY - YEAR OVER YEAR CHANGE RELATIVE TO MARKET(1)(2)(3)(4)
Notes
(1)Target market assessment effective October 2023 and included market composite of WTW survey sample and proxy peer group. This composite group includes 44 investor-owned utilities and government/non-profit entities further described in Item 11, Executive Compensation — Compensation Discussion and Analysis — Compensation Setting Process — Establishing Competitive Compensation — List of Compensation Peer Companies. For 2024, CEO compensation reflects the same for “TVA 2023” and “TVA 2024” components.
(2) Market 50th Percentile amounts are benchmarks for each compensation component which are determined independently and do not sum together.
(3) Total Annual Compensation is calculated by adding Base Salary and EAIP. For 2024, Base Salary of $1,227,000 plus EAIP of $1,840,500 equals $3,067,500. For 2023, Base Salary of $1,227,000 plus EAIP of $1,840,500 equals $3,067,500.
(4) Total Long-Term Incentives are calculated by adding LTP and LTR. For 2024, LTP of $3,983,000 plus LTR of $1,707,000 equals $5,690,000. For 2023, LTP of $3,983,000 plus LTR of $1,707,000 equals $5,690,000.

2024 CEO TARGET TDC OPPORTUNITY - RELATIVE TO MARKET PERCENTILE (1)(2)
Note
(1)Target market assessment effective October 2023 and included market composite of WTW survey sample and proxy peer group. This composite group includes 44 investor-owned utilities and government/non-profit entities further described in Item 11, Executive Compensation — Compensation Discussion and Analysis — Compensation Setting Process — Establishing Competitive Compensation — List of Compensation Peer Companies.
(2)Market 25th and 50th Percentile amounts are benchmarks for each compensation component which are determined independently and do not sum together.

2024 CEO Total Direct Compensation - Target Versus Earned (1)(2)
The TDC that Mr. Lyash earned for 2024 reflected individual and company performance that met and exceeded most targets and was approximately 65% performance-based compensation.
Notes
(1)2022-2024 LTP award reflects a three-year performance cycle.
(2)LTR amount reflects the 2024 tranches of the 2022, 2023, and 2024 LTR awards.

CEO Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K, TVA is providing the following information regarding the annual total compensation of TVA's CEO position and the annual total compensation of the median employee of the company:
•The total compensation for the CEO position for 2024 was $10,536,962.
•For 2024, the median employee's annual total compensation was $163,779.
Based on this information, the pay ratio of the total compensation for the CEO position to the median employee was approximately 64 to 1.
To identify the median employee and to determine the annual total compensation of the median employee, TVA took the following steps:
•TVA selected September 30, 2024, as the date on which to identify its median employee. On September 30, 2024, TVA's employee population that had earnings in 2024 (including full-time, part-time, and temporary employees) consisted of 11,267 individuals located in the U.S.
•In order to identify the median employee from its employee population, TVA compared the compensation that would be included in Box 5 (Medicare Wages and Tips) of Form W-2, which includes salary, overtime, and incentive compensation, for the period from October 1, 2023 to September 30, 2024. Box 5 compensation was used as it is representative of the compensation received by all employees and is readily available and objective.
•After identifying its median employee, TVA calculated that employee's compensation for 2024 as though that compensation was being calculated for purposes of the Summary Compensation Table, resulting in annual total compensation of $163,779.
TVA believes that the above pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Because Item 402(u) provides companies with flexibility to select the methodology and assumptions used to identify the median employee and to calculate the pay ratio, the pay ratio reported by TVA may not be comparable to the pay ratios reported by other companies.

Executive Compensation Tables and Narrative Disclosures

Summary Compensation and Grants of Plan-Based Awards

The following table provides earned compensation information for each NEO in 2024 (and 2023 and 2022, as applicable).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total(5)
Jeffrey J. Lyash	2024	$1,227,000	$—	$6,908,558	$2,371,704	$29,700	$10,536,962
President and Chief	2023	1,227,000	—	6,758,860	2,530,772	27,450	10,544,082
Executive Officer	2022	1,152,250	—	7,040,428	1,541,448	26,100	9,760,226
John M. Thomas, III	2024	$860,441	$—	$3,886,999	$1,530,916	$24,750	$6,303,106
Executive Vice President	2023	835,380	—	2,743,221	950,898	22,875	4,552,374
and Chief Financial and Strategy Officer	2022	795,600	—	2,627,456	57,928	21,750	3,502,734
Donald A. Moul	2024	$819,468	$—	$3,691,552	$479,688	$29,700	$5,020,408
Executive Vice President	2023	795,600	—	2,271,265	332,840	237,632	3,637,337
and Chief Operating Officer	2022	765,000	—	1,742,662	139,756	945,452	3,592,870
David B. Fountain	2024	$648,696	$—	$2,251,048	$402,448	$29,700	$3,331,892
Executive Vice President	2023	629,802	—	1,630,441	221,672	27,450	2,509,365
and General Counsel	2022	577,800	—	1,239,436	185,739	76,100	2,079,075
Timothy S. Rausch	2024	$663,146	$—	$1,986,424	$650,171	$29,700	$3,329,441
Executive Vice President	2023	637,640	—	1,817,165	322,682	27,450	2,804,937
and Chief Nuclear Officer	2022	569,321	—	1,607,805	219,325	26,100	2,422,551
Notes
(1) There were no bonus awards in 2024
(2) The 2024 data is outlined in the Non-Equity Incentive Plan Compensation table below.
(3) The 2024 data is outlined in the Change in Pension Value and Nonqualified Deferred Compensation Earnings table below.
(4) The 2024 data is outlined in the All Other Compensation table below.
(5) The total compensation amount reflected in this column, determined under applicable SEC rules, may differ substantially from compensation amounts actually earned within the fiscal year reflected. Change in Pension Value and Nonqualified Deferred Compensation Earnings can substantially impact this total, which are affected by external variables such as interest rates, assumptions about life expectancy, and changes in discount rate, which are functions of the economy and actuarial calculations not related to Company performance nor controlled or approved by the TVA Board or People Committee.

NON-EQUITY INCENTIVE PLAN COMPENSATION

	Jeffrey J. Lyash	John M. Thomas, III	Donald A. Moul	David B. Fountain	Timothy S. Rausch
EAIP	$2,346,638	$1,263,816	$1,203,635	$771,948	$789,144
LTP	2,915,920	1,994,850	1,680,250	1,101,100	852,280
LTR 2022-03(A)	508,000	195,000	262,000	110,000	110,000
LTR 2023-02(B)	569,000	200,000	261,667	130,000	110,000
LTR 2024-01(C)	569,000	233,333	284,000	138,000	125,000
Total	$6,908,558	$3,886,999	$3,691,552	$2,251,048	$1,986,424
Notes
(A) LTR grant representing the third tranche of the 2022 LTR award effective October 1, 2021.
(B) LTR grant representing the second tranche of the 2023 LTR award effective October 1, 2022.
(C) LTR grant representing the first tranche of the 2024 LTR award effective October 1, 2023.

CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS

	Jeffrey J. Lyash	John M. Thomas, III	Donald A. Moul	David B. Fountain	Timothy S. Rausch
Increase under TVARS Plans(A)	$—	$64,222	$—	$—	$—
Increase under SERP	2,371,704	1,466,694	479,688	402,448	650,171
Total	$2,371,704	$1,530,916	$479,688	$402,448	$650,171
Notes
(A) The present value of the TVARS Plans and SERP are impacted by plan assumption changes and actual plan experience which may be different than previously assumed.

ALL OTHER COMPENSATION

	Jeffrey J. Lyash	John M. Thomas, III	Donald A. Moul		David B. Fountain	Timothy S. Rausch
401(k) Matching Contribution	$14,850	$14,850	$14,850		$14,850	$14,850
Non-Elective 401(k) Contribution	14,850	9,900	14,850		14,850	14,850
Deferred Cash Recruitment/Relocation Incentive	—	—	—	(A)	—	—
Relocation Benefits	—	—	—		—	—
Total	$29,700	$24,750	$29,700		$29,700	$29,700
Notes
(A) Mr. Moul is required to repay to TVA a deferred cash recruitment and relocation incentive payment in the amount of $100,000 if, prior to June 21, 2025, he (1) voluntarily terminates employment unless the separation is for reasons beyond his control and acceptable to TVA, or (2) is terminated for cause.

The following table provides information on non-equity incentive plan opportunities and grants provided to NEOs and the possible range of payouts associated with the opportunities and grants. Awards under the EAIP, LTP, and LTR that vested as of September 30, 2024, will be paid in cash during the first quarter of 2025.

GRANTS OF PLAN-BASED AWARDS TABLE
as of September 30, 2024

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards(1)
			Current Year			Future Years			Performance
Name	Plan		Threshold(2)	Target(2)	Maximum(2)	Threshold(2)	Target(2)	Maximum(2)	Period End / Vesting Date
Jeffrey J. Lyash	EAIP	(3)	$920,250	$1,840,500	$2,760,750				9/30/2024
	LTP 2022	(4)	1,778,000	3,556,000	5,334,000				9/30/2024
	LTR 2022-03	(5)		508,000	508,000				9/30/2024
	LTR 2023-02	(5)		569,000	569,000				9/30/2024
	LTR 2024-01	(5)		569,000	569,000				9/30/2024
	LTP 2023	(6)				$1,991,500	$3,983,000	$5,974,500	9/30/2025
	LTR 2023-03	(5)					569,000	569,000	9/30/2025
	LTR 2024-02	(5)					569,000	569,000	9/30/2025
	LTP 2024	(6)				1,991,500	3,983,000	5,974,500	9/30/2026
	LTR 2024-03	(5)					569,000	569,000	9/30/2026

John M. Thomas, III	EAIP	(3)	$344,177	$688,353	$1,376,706				9/30/2024
	LTP 2022	(4)	697,500	1,395,000	2,790,000				9/30/2024
	LTR 2022-03	(5)		195,000	195,000				9/30/2024
	LTR 2023-02	(5)		200,000	200,000				9/30/2024
	LTR 2024-01	(5)		233,333	233,333				9/30/2024
	LTP 2023	(6)				$712,500	$1,425,000	$2,850,000	9/30/2025
	LTR 2023-03	(5)					200,000	200,000	9/30/2025
	LTR 2024-02	(5)					233,333	233,333	9/30/2025
	LTP 2024	(6)				712,500	1,425,000	2,850,000	9/30/2026
	LTR 2024-03	(5)					233,334	233,334	9/30/2026

Donald A. Moul	EAIP	(3)	$327,787	$655,574	$1,311,148				9/30/2024
	LTP 2022	(4)	587,500	1,175,000	2,350,000				9/30/2024
	LTR 2022-03	(5)		262,000	262,000				9/30/2024
	LTR 2023-02	(5)		261,667	261,667				9/30/2024
	LTR 2024-01	(5)		284,000	284,000				9/30/2024
	LTP 2023	(6)				$712,500	$1,425,000	$2,850,000	9/30/2025
	LTR 2023-03	(5)					261,667	261,667	9/30/2025
	LTR 2024-02	(5)					284,000	284,000	9/30/2025
	LTP 2024	(6)				712,500	1,425,000	2,850,000	9/30/2026
	LTR 2024-03	(5)					284,000	284,000	9/30/2026

David B. Fountain	EAIP	(3)	$227,044	$454,087	$908,174				9/30/2024
	LTP 2022	(4)	385,000	770,000	1,540,000				9/30/2024
	LTR 2022-03	(5)		110,000	110,000				9/30/2024
	LTR 2023-02	(5)		130,000	130,000				9/30/2024
	LTR 2024-01	(5)		138,000	138,000				9/30/2024
	LTP 2023	(6)				$485,000	$970,000	$1,940,000	9/30/2025
	LTR 2023-03	(5)					130,000	130,000	9/30/2025
	LTR 2024-02	(5)					138,000	138,000	9/30/2025
	LTP 2024	(6)				500,000	1,000,000	2,000,000	9/30/2026
	LTR 2024-03	(5)					138,000	138,000	9/30/2026
Timothy S. Rausch	EAIP	(3)	$232,101	$464,202	$928,404				9/30/2024
	LTP 2022	(4)	298,000	596,000	1,192,000				9/30/2024
	LTR 2022-03	(5)		110,000	110,000				9/30/2024
	LTR 2023-02	(5)		110,000	110,000				9/30/2024
	LTR 2024-01	(5)		125,000	125,000				9/30/2024
	LTP 2023	(6)				$362,500	$725,000	$1,450,000	9/30/2025
	LTR 2023-03	(5)					110,000	110,000	9/30/2025
	LTR 2024-02	(5)					125,000	125,000	9/30/2025
	LTP 2024	(6)				362,500	725,000	1,450,000	9/30/2026
	LTR 2024-03	(5)					125,000	125,000	9/30/2026

Notes
(1) TVA does not have any equity securities and therefore has no equity-based awards.
(2) Threshold, Target, and Maximum represent amounts that could be earned by an NEO based on performance during the applicable performance cycle. Threshold, Target, and Maximum targets for EAIP and LTIP were 50 percent, 100 percent, and 200 percent for 2024 (for all eligible participants, except the CEO). EAIP and LTIP Incentive awards for the CEO are calculated in the same manner except that the scorecard achievement ranges from 0 percent to 150 percent instead of 0 percent to 200 percent.
(3) Target incentive opportunities as a percentage of salaries were as follows: Mr. Lyash, 150 percent; Mr. Thomas, 80 percent; Mr. Moul, 80 percent; Mr. Fountain, 70 percent; and Mr. Rausch, 70 percent. Additionally, a corporate multiplier ranging between 0 and 1.1 may be applied which can reduce the award to $0. An individual performance multiplier of up to 150 percent may also be applied which may increase the award to 225 percent of target for all NEOs except for the CEO, whose maximum award is 150 percent of target. Actual EAIP awards earned for performance in 2024 are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.
(4) At the end of the performance period, TVA's LTIP Scorecard was applied to the grants in order to determine LTP award payouts. For 2024, the TVA Board exercised discretion to adjust the CEO's calculated LTP payout percentage from 114 percent to 82 percent. Award payouts are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.
(5) All LTR awards will be paid in a lump sum within two months of the September 30th vesting date except in the case of death, disability, or retirement. The awards will be paid in cash after deducting applicable federal, state, and local withholding taxes. In the case of death, the beneficiary will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant's death. Disability awards will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant's separation from service due to disability. Actual LTR awards earned in 2024 are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.
(6) At the end of the performance period, TVA's LTIP Scorecard will be applied to the grants in order to determine LTP award payouts. The final award may be adjusted by the TVA Board in its discretion in appropriate circumstances.

Retirement and Pension Plans

The table below provides the actuarial present value of the NEOs' accumulated benefits, including the number of years of credited service, under TVA's retirement and pension plans as of September 30, 2024, determined using a methodology and interest rate and mortality rate assumptions consistent with those used in the financial statements in this Annual Report, set forth in Note 20 — Benefit Plans.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years of Credited Service(1)		Present Value of Accumulated Benefit		Payments During Last Year
Jeffrey J. Lyash	TVARS	N/A		N/A	(3)	$—
	SERP Tier 1	15.417	(2)	$16,796,744		—
John M. Thomas, III	TVARS	18.833		473,770		—
	SERP Tier 1	18.833		7,880,284		—
Donald A. Moul	TVARS	N/A		N/A	(3)	—
	SERP Tier 1	3.250		952,284		—
David B. Fountain	TVARS	N/A		N/A	(3)	—
	SERP Tier 1	4.333		814,026		—
Timothy S. Rausch	TVARS	N/A		N/A	(3)	—
	SERP Tier 1	5.917		1,609,285		—
Notes
(1) Limited to 24 years when determining supplemental benefits available under SERP Tier 1, described below.
(2) Mr. Lyash was granted ten years of credited service for calculating his SERP benefit: five years upon the commencement of his employment with TVA and an additional five years after five years of actual service. As of September 30, 2024, Mr. Lyash had 5.417 years of actual service and 15.417 years of credited service. The present value of the accumulated SERP benefit with 15.417 years of credited service is $16,796,744.
(3) Mr. Lyash, Mr. Moul, Mr. Fountain, and Mr. Rausch are not eligible to participate in the TVARS pension plan since they were hired after June 30, 2014.

Qualified Retirement Plans

The retirement benefits for which employees are eligible and receive under the TVARS pension plan and 401(k) plan depend on the employee's hire date, years of service, and individual elections, as follows:

•Employees who were first hired prior to January 1, 1996, receive (1) a traditional pension benefit calculated based on the employee's creditable service, the employee's average monthly salary for the highest three consecutive years of eligible compensation, and a pension factor based on the employee's age and years of service, less a Social Security offset, and (2) 401(k) plan matching contributions from TVA. The 401(k) plan matching contribution is $0.25 on every dollar contributed by the employee up to six percent of eligible compensation, for a maximum matching contribution of 1.5 percent of eligible compensation. None of the NEOs are in this group.

•Employees who were first hired prior to January 1, 1996, and who elected to switch pension structures from traditional to cash balance, receive (1) a cash balance pension benefit calculated based on (a) pay-based credits and interest that accrue over time in the employee's account and (b) the employee's age at the time of retirement, and (2) 401(k) plan matching contributions from TVA. The monthly pay credits are equal to six percent of eligible compensation, and monthly interest is credited at an annual interest rate equal to the change in the CPI-U plus three percent (with a minimum of six percent and maximum of 10 percent). The interest rate during 2024 was 7.69 percent. The 401(k) plan matching contribution is $0.75 on every dollar contributed by the employee up to six percent of eligible compensation, for a maximum matching contribution of 4.5 percent of eligible compensation. None of the NEOs are in this group.

•Employees who were first hired on or after January 1, 1996, and who had 10 or more years of service as of October 1, 2016, receive (1) a cash balance pension benefit calculated based on (a) pay-based credits and interest that accrue over time in the employee's account and (b) the employee's age at the time of retirement, and (2) 401(k) plan non-elective and matching contributions from TVA. The monthly pay credits are equal to three percent of eligible compensation, and monthly interest is credited at an annual interest rate equal to the change in the CPI-U plus two percent (with a minimum of 4.75 percent and a maximum of 6.25 percent). The interest rate during 2024 was 6.25 percent. The 401(k) plan automatic, non-elective contribution is equal to three percent of eligible compensation, and the matching contribution is $0.75 on every dollar contributed by the employee up to six percent of eligible compensation, for a maximum matching contribution of 4.5 percent of eligible compensation. Mr. Thomas is in this group.

•Employees who were first hired on or after January 1, 1996, and who had less than 10 years of service as of October 1, 2016, receive (1) a cash balance pension benefit calculated based on pay-based credits and interest that accrue over time in the employee's account and the employee's age at the time of retirement, and (2) 401(k) plan non-elective and matching contributions from TVA. As of October 1, 2016, the cash balance accounts of these employees receive no additional pay-based credits; however, the accounts continue to receive monthly interest credits at an annual interest rate equal to the change in the CPI-U plus two percent (with a minimum of 4.75 percent and a maximum of 6.25 percent). The interest rate during 2024 was 6.25 percent. The 401(k) plan automatic, non-elective contribution is equal to six percent of eligible compensation, and the matching contribution is dollar-for-dollar on employee contributions up to six percent of eligible compensation, for a maximum matching contribution of six percent of eligible compensation. None of the NEOs are in this group.

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

•Employees who were first hired on or after July 1, 2014 (or who were rehired and were either previously not vested in the pension plan or cashed out their pension benefit) receive a retirement benefit in the 401(k) plan only. The 401(k) plan automatic, non-elective contribution is equal to 4.5 percent of eligible compensation, and the matching contribution is $0.75 on every dollar contributed by the employee up to six percent of eligible compensation, for a maximum matching contribution of 4.5 percent of eligible compensation. Mr. Lyash, Mr. Moul, Mr. Fountain, and Mr. Rausch are in this group.

Cash Balance Pension. For NEOs who are eligible for retirement benefits under the pension plan, which includes Mr. Thomas, eligible compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled "Salary" in the Summary Compensation Table. The eligible compensation in 2024 could not exceed $330,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  Employees with cash balance benefits who have at least five years of cash balance service are eligible at retirement or termination of employment to receive an immediate benefit in the form of a monthly pension with survivor benefit options or in a lump-sum payment with cash out or rollover options.  The pension plan does not provide for early retirement benefits to any NEO or any other employee eligible for cash balance benefits.

401(k) Plan. All employees eligible to participate in the 401(k) plan, including the NEOs, may elect to contribute to the 401(k) plan on a before-tax, Roth, and/or after-tax basis, and in-plan Roth rollovers by participant election are available. Contributions to a participant's 401(k) plan account by TVA and the participant during 2024 could not exceed $69,000 pursuant to the IRS annual contribution limit applicable to qualified plans. For purposes of matching and non-elective contributions from TVA to the 401(k) accounts of the NEOs, eligible compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled "Salary" in the Summary Compensation Table. The eligible compensation in 2024 could not exceed $330,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  Any participant in the 401(k) plan must have three years of TVA service to be vested in matching and non-elective contributions from TVA.

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

For purposes of the SERP, an "approved" termination means termination of employment with TVA due to (1) retirement on or after the participant's 62nd birthday, (2) retirement on or after attainment of actual age 55, if such retirement has the approval of the TVA Board or its delegate, (3) death in service as an employee, (4) disability (as defined under the Rules and Regulations of the TVARS) as determined by the Retirement Committee, or (5) any other circumstance approved by the TVA Board or its delegate.  For purposes of the SERP, an "unapproved" termination means a termination of employment with TVA when such termination does not constitute an "approved" termination as defined in the preceding sentence.

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

Nonqualified Deferred Compensation

The following table provides information regarding deferred contributions, earnings, and balances for each of the NEOs.  The amounts reported under this table do not represent compensation in addition to the compensation that was earned in 2024 and already reported in the Summary Compensation Table, but rather the amounts of compensation earned by the NEOs in 2024 or prior years that were or have been deferred.

NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in 2024(1)	Registrant Contributions in 2024	Aggregate Earnings in 2024(2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at September 30, 2024
Jeffrey J. Lyash	$—	$—	$—	$—	$—
John M. Thomas, III	—	—	—	—	—
Donald A. Moul	—	—	—	—	—
David B. Fountain	36,396	—	9,343	—	45,739	(3)
Timothy S. Rausch	80,717	—	19,909	—	100,626	(4)
Notes
(1) Includes vested contributions. None of these amounts are included in the Summary Compensation Table as compensation for 2024.
(2) Includes vested earnings. Because none of the amounts are above market or preferential earnings under SEC rules, none of these amounts are included in the Summary Compensation Table.
(3) Includes vested contributions and earnings. $36,396 of this amount has been reported in the Summary Compensation Table as compensation for a prior fiscal year.
(4) Includes vested contributions and earnings. $80,717 of this amount has been reported in the Summary Compensation Table as compensation for a prior fiscal year.

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

Executive Severance Plan

All NEOs are participants in the TVA Executive Severance Plan (the "Severance Plan"). The Severance Plan provides that if TVA terminates an NEO’s employment other than for Gross Misconduct (as defined below) or such participant terminates employment for Good Reason (as defined below), such participant will be eligible to receive the following benefits in addition to his or her accrued compensation:

•For the CEO, a lump sum severance payment equal to the applicable multiplier times the employee's annual base salary, and continued healthcare benefits for a number of complete or partial years equal to such multiplier. The applicable multiplier is 1.0 for the CEO.

•For the other NEOs, a lump sum severance payment equal to the applicable multiplier times the sum of the employee’s annual base salary and target annual incentive, and continued healthcare benefits for a number of complete or partial years equal to such multiplier. The applicable multiplier is 1.0 for the other NEOs.

•Any earned but unpaid incentive payments, and a prorated annual incentive payment for the year of termination based on actual achievement of performance goals.

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

Potential Payments on Account of Resignation, Retirement, Termination without Cause, Termination with Cause, Death, or Disability

The tables below show certain potential payments that would have been made to each NEO if his or her employment had been terminated on September 30, 2024, under various scenarios: retirement, resignation, resignation for Good Reason, termination without Cause, termination with Cause, death, and Disability. The tables below also include payments from the following sources: Severance Plan, SERP, EAIP, deferred cash recruitment/relocation incentive, LTR, LTP, and deferred compensation.

The following provides background information on certain payments included in the termination tables:

•Resignation. The Resignation column covers resignations that do not qualify as resignations for Good Reason under TVA's Severance Plan. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for a definition of Good Reason.

•Retirement. The Retirement column covers situations where an employee separates from service after having met one of the following criteria: (1) the employee has reached the age of 55 with at least 10 years of full-time TVA service, (2) the employee has reached the age of 60 with at least five years of full-time TVA service, or (3) the employee is in the Civil Service Retirement System or Federal Employees Retirement System and is eligible for an immediate retirement benefit upon termination as outlined in the applicable plan.

•Severance Plan and Termination without Cause or Resignation for Good Reason. The Severance Plan provides that if TVA terminates an NEO's employment other than for Gross Misconduct or such participant terminates employment for Good Reason, such participant will be eligible to receive certain benefits in addition to his or her accrued compensation. See Executive Compensation Tables and Narrative Disclosures - Executive Severance Plan for definitions of Gross Misconduct and Good Reason, and for a discussion of the benefits provided to NEOs under the Severance Plan.

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

•LTP Payment in the Event of Retirement. The LTIP provides that if a participant retires, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) a prorated portion of any LTP awards that had not vested at the time of the participant's separation from service, provided that the amount of any such LTP award (a) is calculated using the actual percent of opportunity achieved and (b) is prorated based on the number of whole months the participant is employed by TVA during the applicable performance cycle. Jeff Lyash and John Thomas are the only NEOs who were eligible to retire as of September 30, 2024, and the LTP amounts included in their Retirement columns assume that the percent of opportunity achieved will be 100 percent of target for the performance cycles ending on September 30, 2025 and September 30, 2026.

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

Jeffrey J. Lyash	Resignation	Retirement	Termination without Cause or Resignation for Good Reason	Termination with Cause	Death/Disability
Severance Plan	$—	$—	$1,227,000	$—	$—
SERP(1)	16,796,744	16,796,744	16,796,744	16,796,744	16,796,744
EAIP	2,346,638	2,346,638	2,346,638	2,346,638	2,346,638
Deferred Cash Recruitment/Relocation Incentive	—	—	—	—	—
LTR	1,646,000	1,646,000	1,646,000	1,646,000	2,404,667
LTP	2,915,920	6,898,920	6,898,920	2,915,920	6,898,920
Deferred Compensation	—	—	—	—	—
Total Value of Potential Payments	$23,705,302	$27,688,302	$28,915,302	$23,705,302	$28,446,969
Notes
(1) In February 2019, TVA entered into an arrangement with Mr. Lyash that provides that he will be granted five years of credited service for calculating his SERP benefit upon commencement of his employment with TVA and will be granted an additional five years of credited service after five years of actual service. As of September 30, 2024, Mr. Lyash had 5.417 years of actual service and 15.417 years of credited service.

John M. Thomas, III	Resignation	Retirement	Termination without Cause or Resignation for Good Reason	Termination with Cause	Death/Disability
Severance Plan	$—	$—	$1,548,794	$—	$—
SERP (1,2)	7,880,284	7,880,284	7,880,284	7,880,284	7,880,284
EAIP	1,263,816	1,263,816	1,263,816	1,263,816	1,263,816
Deferred Cash Recruitment/Relocation Incentive	—	—	—	—	—
LTR	628,333	628,333	628,333	628,333	922,778
LTP	1,994,850	3,419,850	3,419,850	1,994,850	3,419,850
Deferred Compensation	—	—	—	—	—
Total Value of Potential Payments	$11,767,283	$13,192,283	$14,741,077	$11,767,283	$13,486,728
Notes
(1) Actual benefit would be paid in five annual installments beginning upon separation from service.
(2) Assumes that the TVA Board or its delegate determines that the termination is an approved termination under SERP. See Executive Compensation Tables and Narrative Disclosures — Retirement and Pension Plans — Supplemental Executive Retirement Plan above for a discussion of approved and unapproved terminations under SERP.

Donald A. Moul	Resignation		Retirement		Termination without Cause or Resignation for Good Reason		Termination with Cause		Death/Disability
Severance Plan	$—		$—		$1,475,042		$—		$—
SERP	—	(1)	—	(1)	—	(1)	—	(1)	952,284
EAIP	1,203,635		1,203,635		1,203,635		1,203,635		1,203,635
Deferred Cash Recruitment/Relocation Incentive (2)	—		—		—		—		—
LTR	807,667		807,667		807,667		807,667		1,175,167
LTP	1,680,250		1,680,250	(3)	1,680,250		1,680,250		3,105,250
Deferred Compensation	—		—		—		—		—
Total Value of Potential Payments	$3,691,552		$3,691,552		$5,166,594		$3,691,552		$6,436,336
Notes
(1) The five-year vesting requirement has not been met.
(2) Under the terms of his offer letter, Mr. Moul is required to repay to TVA deferred cash recruitment and relocation incentive payment in the amount of $100,000 if, prior to June 21, 2025, he (1) voluntarily terminates employment unless the separation is for reasons beyond his control and acceptable to TVA, or (2) is terminated for cause.
(3) Is not eligible to retire based on definition in the LTIP plan.

David B. Fountain	Resignation		Retirement		Termination without Cause or Resignation for Good Reason		Termination with Cause		Death/Disability
Severance Plan	$—		$—		$1,102,783		$—		$—
SERP	—	(1)	—	(1)	—	(1)	—	(1)	814,026
EAIP	771,948		771,948		771,948		771,948		771,948
Deferred Cash Recruitment/Relocation Incentive	—		—		—		—		—
LTR	378,000		378,000		378,000		378,000		558,000
LTP	1,101,100		1,101,100	(2)	1,101,100		1,101,100		2,081,100
Deferred Compensation	45,739		45,739		45,739		45,739		45,739
Total Value of Potential Payments	$2,296,787		$2,296,787		$3,399,570		$2,296,787		$4,270,813
Notes
(1) The five-year vesting requirement has not been met.
(2) Is not eligible to retire based on definition in LTIP plan.

Timothy S. Rausch	Resignation	Retirement		Termination without Cause or Resignation for Good Reason	Termination with Cause	Death/Disability
Severance Plan	$—	$—		$1,127,348	$—	$—
SERP	1,609,285	1,609,285		1,609,285	1,609,285	1,609,285
EAIP	789,144	789,144		789,144	789,144	789,144
Deferred Cash Recruitment/Relocation Incentive	—	—		—	—	—
LTR	345,000	345,000		345,000	345,000	504,167
LTP	852,280	852,280	(1)	852,280	852,280	1,577,280
Deferred Compensation	100,626	100,626		100,626	100,626	100,626
Total Value of Potential Payments	$3,696,335	$3,696,335		$4,823,683	$3,696,335	$4,580,502
Notes
(1) Is not eligible to retire based on definition in LTIP plan.
Other Agreements
Except as described above and in the Compensation Discussion and Analysis, there are no other agreements between TVA and any of the NEOs.

Director Compensation

The TVA Act provides for up to nine directors on the TVA Board.  As of November 13, 2024, the TVA Board consisted of eight members. Under the TVA Act, each director receives certain stipends that are increased annually by the same percentage increase applicable to adjustments under 5 U.S.C. § 5318, which adjusts the annual rates of pay of employees on the Executive Schedule of the U.S. Government.  Effective January 1, 2024, the annual stipend for TVA directors was increased from $58,400 to $61,100 per year unless (1) the director chairs a TVA Board committee, in which case the stipend was increased from $59,500 to $62,300 per year, or (2) the director is the Chair of the TVA Board, in which case the stipend was increased from $65,000 to $68,100 per year.  Directors are also reimbursed under federal law for travel, lodging, and related expenses while attending meetings and for other official TVA business.

The annual stipends provided by the TVA Act for each director and for the Chair of the TVA Board as of November 13, 2024, are listed below:
TVA BOARD ANNUAL STIPENDS

Name	Annual Stipend
Joe H. Ritch	$68,100
Beth P. Geer	61,100
Beth H. Harwell	62,300
Robert P. Klein	62,300
L. Michelle Moore	62,300
Brian E. Noland	62,300
William J. Renick	61,100
A. Wade White	62,300

The following table provides information on the compensation received by TVA's directors during 2024:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1)	All Other Compensation(2)	Total
Joe H. Ritch	$66,398	$—	$—	$—	$—	$3,320	$69,718
Beth P. Geer	60,373	—	—	—	—	604	60,977
Beth H. Harwell	61,546	—	—	—	—	3,077	64,623
Robert P. Klein	61,546	—	—	—	—	3,077	64,623
L. Michelle Moore	61,284	—	—	—	—	3,064	64,348
Brian E. Noland	61,546	—	—	—	—	3,077	64,623
William J. Renick	60,373	—	—	—	—	3,019	63,392
A. Wade White	61,320	—	—	—	—	3,064	64,384
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

Compensation Committee Interlocks and Insider Participation

The People and Governance Committee of the TVA Board currently consists of the following four directors: Brian E. Noland, Beth Harwell, Robert P. Klein, and Joe H. Ritch.

No member of this Committee was at any time during 2024 or at any other time an officer or employee of TVA, and no member of this committee had any relationship with TVA requiring disclosure under Item 404 of Regulation S-K. No executive officer of TVA has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the People and Governance Committee during 2024.

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
Joe H. Ritch

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

Related Party Transactions

Conflict of Interest Provisions

All TVA employees, including directors and executive officers, are subject to the conflict of interest laws and regulations applicable to employees of the federal government.  Accordingly, the general federal conflict of interest statute (18 U.S.C. § 208) and the Standards of Ethical Conduct for Employees of the Executive Branch (5 C.F.R. part 2635) ("Standards of Ethical Conduct") form the basis of TVA's policies and procedures for the review, approval, or ratification of related party transactions.   The general federal conflict of interest statute, subject to certain exceptions, prohibits each government employee, including TVA's directors and executive officers, from participating personally and substantially (by advice, decision, or otherwise) as a government employee in any contract, controversy, proceeding, request for determination, or other particular matter in which, to his or her knowledge, he or she (or his or her spouse, minor child, general partner, organization with which he or she serves as officer, director, employee, trustee, or general partner, or any person or organization with which he or she is negotiating, or has an arrangement, for future employment) has a financial interest.  Exceptions to the statutory prohibition relevant to TVA employees are (1) financial interests which have been deemed by the U.S. Office of Government Ethics, in published regulations, to be too remote or inconsequential to affect the integrity of the employee's services, or (2) interests which are determined in writing, after full disclosure and on a case-by-case basis, to be not so substantial as to be deemed likely to affect the integrity of the employee's services for TVA. Any waiver determinations would be made in accordance with applicable federal law and regulation.

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

TVA also has access to a financing arrangement with the United States Department of the Treasury ("U.S. Treasury").  TVA and the U.S. Treasury have a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  There were no outstanding borrowings under the facility at September 30, 2024. This credit facility has a maturity date of September 30, 2025, and is typically renewed annually.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s.  See Note 14 — Debt and Other Obligations — Credit Facility Agreements.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees of Ernst & Young LLP for audit, audit-related, and other services for the years ended September 30, 2024 and 2023.

Principal Accountant Fees and Services (in actual dollars)
Year	Principal Accountant	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees	All Other Fees(3)	Total
2024	Ernst & Young LLP	$3,816,728	$131,389	$—	$7,200	$3,955,317
2023	Ernst & Young LLP	3,581,554	—	—	255,040	3,836,594
Notes
(1)  Audit fees consist of payments for professional services rendered in connection with the audit of TVA's annual financial statements, including the annual attestation on internal control over financial reporting; review of interim financial statements included in TVA's quarterly reports; audit of TVA's fuel cost adjustment; federal financial reporting responsibilities for the preparation and audit of the 2024 and 2023 federal consolidated financial statements of which TVA is a component; Bond offering and other financing comfort letters; and attestation on TVA's management report of eligible green expenditures.
(2) Audit-related fees primarily reflect pre-implementation assessments related to information technology system upgrades.
(3) All other fees reflect accounting and financial reporting research software license costs and advisory services related to the SEC climate-related rule.

The TVA Board has an Audit, Risk, and Cybersecurity Committee ("Audit Committee").  Under the TVA Act, the Audit Committee, in consultation with the Inspector General, recommends to the TVA Board the selection of an external auditor.  TVA's Audit Committee, in consultation with the Inspector General, recommended that the TVA Board select Ernst & Young LLP as TVA's external auditor for the 2024 and 2023 audits and other related services, and the TVA Board approved these recommendations.

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

The Audit Committee pre-approved all audit services for 2024 and 2023.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents have been filed as part of this Annual Report on Form 10-K for the fiscal year ended September 30, 2024 ("Annual Report"):

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

10.10
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

10.11
First Amendment Dated as of December 11, 2018, to December Maturity Community Bank Credit Agreement Dated as of December 12, 2016 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 14, 2018, File No. 000-52313)

10.12
Second Amendment Dated as of February 9, 2021, to December Maturity Community Bank Credit Agreement Dated as of December 12, 2016, and Amended as of December 11, 2018 (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, File No. 000-52313)

10.13
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

10.14	TVA Discount Notes Selling Group Agreement (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.15
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

10.17
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

10.18
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

10.21*
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

10.24	Facility Lease-Purchase Agreement Dated as of October 2, 2024, Between Johnsonville Aeroderivative Combustion Turbine Generation LLC and TVA

10.25	Head Lease Agreement Dated as of October 2, 2024, Among the United States of America, TVA, and Johnsonville Aeroderivative Combustion Turbine Generation LLC

10.26	Construction Management Agreement Dated as of October 2, 2024, Between Johnsonville Aeroderivative Combustion Turbine Generation LLC and TVA

10.27*
Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.28*
Consent Decree Among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children's Earth Foundation, and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.29†
Amended and Restated TVA Compensation Plan Approved by the TVA Board on May 9, 2024 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on May 9, 2024, File No. 000-52313)

10.30†
Amended and Restated Supplemental Executive Retirement Plan Approved by the TVA Board on May 9, 2024 (Incorporated by reference to Exhibit 10.5 to TVA's Current Report on Form 8-K filed on May 9, 2024, File No. 000-52313)

10.31†
Amended and Restated Executive Annual Incentive Plan Approved by the TVA Board on May 9, 2024 (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on May 9, 2024, File No. 000-52313)

10.32†
Amended and Restated Deferred Compensation Plan Approved by the TVA Board on May 9, 2024 (Incorporated by reference to Exhibit 10.7 to TVA's Current Report on Form 8-K filed on May 9, 2024, File No. 000-52313)

10.33†
Amended and Restated Long-Term Incentive Plan Approved by the TVA Board on May 9, 2024 (Incorporated by reference to Exhibit 10.3 to TVA's Current Report on Form 8-K filed on May 9, 2024, File No. 000-52313)

10.34†
Amended and Restated Executive Severance Plan Approved by the TVA Board on May 9, 2024 (Incorporated by reference to Exhibit 10.4 to TVA's Current Report on Form 8-K filed on May 9, 2024, File No. 000-52313)

10.35†	Amended and Restated Restoration Plan Approved by the TVA Board on May 9, 2024 (Incorporated by reference to Exhibit 10.6 to TVA's Current Report on Form 8-K filed on May 9, 2024, File No. 000-52313)

10.36†	Retention Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.37†	Offer Letter to Jeffrey J. Lyash Approved as of February 14, 2019 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on February 14, 2019, File No. 000-52313)

10.38†
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

10.40†	Offer Letter to David Fountain Accepted as of April 1, 2020 (Incorporated by reference to Exhibit 10.42 to TVA's Annual Report on Form 10-K for the year ended September 30, 2021, File No. 000-52313)

10.41†	Offer Letter to Donald A. Moul Approved as of May 24, 2021 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 000-52313)

14.1	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

14.2	TVA Conflict of Interest Policy, as amended (Incorporated by reference to Exhibit 14.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

19.1
Tennessee Valley Authority Insider Trading Policy Adopted by the TVA Board of Directors on November 9, 2023 (Incorporated by reference to Exhibit 19.1 to TVA's Annual Report on Form 10-K for the year ended September 30, 2023, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

97.1
Tennessee Valley Authority Policy for the Recovery of Erroneously Awarded Compensation Adopted by the TVA Board on November 9, 2023 (Incorporated by reference to Exhibit 97.1 to TVA's Annual Report on Form 10-K for the year ended September 30, 2023, File No. 000-52313)

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

Date:	November 13, 2024		TENNESSEE VALLEY AUTHORITY
(Registrant)
		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey J. Lyash	President and Chief Executive Officer	November 13, 2024
Jeffrey J. Lyash	(Principal Executive Officer)

/s/ John M. Thomas, III	Executive Vice President and	November 13, 2024
John M. Thomas, III	Chief Financial and Strategy Officer
(Principal Financial Officer)

/s/ Diane Wear	Vice President and Controller	November 13, 2024
Diane Wear	(Principal Accounting Officer)

/s/ Joe H. Ritch	Chair	November 13, 2024
Joe H. Ritch

/s/ Beth H. Harwell	Director	November 13, 2024
Beth H. Harwell

/s/ Brian E. Noland	Director	November 13, 2024
Brian E. Noland

/s/ Beth P. Geer	Director	November 13, 2024
Beth P. Geer

/s/ L. Michelle Moore	Director	November 13, 2024
L. Michelle Moore

/s/ Robert P. Klein	Director	November 13, 2024
Robert P. Klein

/s/ William J. Renick	Director	November 13, 2024
William J. Renick

/s/ A. Wade White	Director	November 13, 2024
A. Wade White