Form 10-Q
period 2024-12-31
Tennessee Valley Authority
filed 2025-02-05
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
OR
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
Yes ☐   No ☒

Number of shares of common stock outstanding at February 4, 2025: N/A

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	4
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (Unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	7
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	9
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	11
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	40
Executive Overview...............................................................................................................................................................	40
Results of Operations............................................................................................................................................................	41
Liquidity and Capital Resources............................................................................................................................................	46
Key Initiatives and Challenges..............................................................................................................................................	48
Environmental Matters..........................................................................................................................................................	49
Legal Proceedings................................................................................................................................................................	50
Critical Accounting Estimates................................................................................................................................................	50
New Accounting Standards and Interpretations....................................................................................................................	50
Legislative and Regulatory Matters.......................................................................................................................................	50

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	50

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	50
Disclosure Controls and Procedures.....................................................................................................................................	50
Changes in Internal Control over Financial Reporting..........................................................................................................	51

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	51

ITEM 1A. RISK FACTORS............................................................................................................................................................	51

ITEM 5. OTHER INFORMATION..................................................................................................................................................	51

ITEM 6. EXHIBITS........................................................................................................................................................................	52

SIGNATURES...............................................................................................................................................................................	53

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 (the "Quarterly Report"):

Term or Acronym	Definition
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
CCR	Coal combustion residuals
CCR Rule	2015 Coal Combustion Residual Rule
CEO	Chief Executive Officer
CT	Combustion turbine
CY	Calendar year
DCP	Deferred Compensation Plan
FHP	Financial Hedging Program
GAAP	Accounting principles generally accepted in the United States of America
GAC	Grid access charge
GEH	GE Hitachi Nuclear Energy
Holdco	John Sevier Holdco LLC
JACTG	Johnsonville Aeroderivative Combustion Turbine Generation LLC
JHLLC	Johnsonville Holdco LLC
Johnsonville Facility	Johnsonville Aeroderivative Combustion Turbine Facility
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hours
Legacy CCR Rule	Final legacy CCR rule
LPCs	Local power company customers
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
Moody's	Moody's Investors Service, Inc.
MtM	Mark-to-market
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NES	Nashville Electric Service
NRC	Nuclear Regulatory Commission
PPA(s)	Power Purchase Agreement(s)
RP	Restoration Plan
SCCG	Southaven Combined Cycle Generation LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
TVA	Tennessee Valley Authority
TVA Act	Tennessee Valley Authority Act of 1933, as amended
TVA Board	TVA Board of Directors
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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
•Federal legislation aimed specifically at curtailing TVA's activities, including legislation that may require the divestiture of TVA or the sale of certain of TVA's assets; restrict access to its United States Department of the Treasury ("U.S. Treasury") account; eliminate its sole authority to set rates; restrict its authority to manage the Tennessee River system; lower the debt ceiling on bonds, notes, or other evidences of indebtedness (collectively, "Bonds") specified in the Tennessee Valley Authority Act of 1933, as amended ("TVA Act"); or limit its ability to pay its Chief Executive Officer or other employees competitive salaries;
•New, existing, or amended laws, regulations, executive orders ("EOs"), or administrative orders or interpretations, including those related to climate change and other environmental matters, and the costs of complying with these laws, regulations, EOs, or administrative orders or interpretations;
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
•Unforeseeable occurrences negatively impacting TVA assets or their supporting infrastructure;
•Events at TVA facilities, which, among other things, could result in loss of life, damage to the environment, damage to or loss of the facility, or damage to the property of others;
•Events that negatively impact TVA's reliability, including problems at other utilities or at TVA facilities or the increase in intermittent sources of power;
•Disruption of supplies of fuel, purchased power, or other critical items or services, which may result from, among other things, economic conditions, weather conditions, physical or cyber attacks, political developments, international trade restrictions or tariffs, legal actions, mine closures or reduced mine production, increases in fuel exports, environmental regulations affecting TVA's suppliers, transportation or delivery constraints, shortages of raw materials, supply chain difficulties, labor shortages, force majeure events, forced outages, intentional defaults, strikes, inflation, or similar events and which may, among other things, hinder TVA's ability to operate its assets, complete projects on time and on budget, and meet its contractual obligations to deliver power;
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
•Failure to attract or retain an appropriately qualified workforce;
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
•Catastrophic events, such as fires, earthquakes, explosions, solar events, electromagnetic pulses, geomagnetic disturbances, droughts, floods, hurricanes, tornadoes, polar vortexes, icing events, pipeline explosions, or other casualty events, wars, national emergencies, terrorist activities, pandemics, widespread public health crises, geopolitical events, or other destructive or disruptive events;
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
•Adverse effects from global, national, or regional health or other emergencies;
•Negative impacts on TVA's reputation; or
•Other unforeseeable events.

See also Part I, Item 1A, Risk Factors, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K for the year ended September 30, 2024 (the "Annual Report"), and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for a discussion of factors that could cause actual results to differ materially from those in any forward-looking statement.  New factors emerge from time to time, and it is not possible for TVA to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA's business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made, except as required by law.

GENERAL INFORMATION

Fiscal Year

References to years (2025, 2024, etc.) in this Quarterly Report are to TVA's fiscal years ending September 30.  Years that are preceded by "CY" are references to calendar years.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended December 31
(in millions)

	2024	2023
Operating revenues
Revenue from sales of electricity	$2,876	$2,731
Other revenue	44	34
Total operating revenues	2,920	2,765
Operating expenses
Fuel	505	496
Purchased power	394	359
Operating and maintenance	905	867
Depreciation and amortization	557	521
Tax equivalents	146	133
Total operating expenses	2,507	2,376
Operating income	413	389
Other income, net	17	23
Other net periodic benefit cost	25	23
Interest expense	280	262
Net income	$125	$127
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three Months Ended December 31
(in millions)

	2024	2023
Net income	$125	$127
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(19)	20
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	37	(19)
Total other comprehensive income	18	1
Total comprehensive income	$143	$128
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	December 31, 2024	September 30, 2024
Current assets
Cash and cash equivalents	$507	$502
Restricted cash of variable interest entity	25	—
Accounts receivable, net	1,709	1,801
Inventories, net	1,198	1,155
Regulatory assets	110	191
Other current assets	159	120
Total current assets	3,708	3,769

Property, plant, and equipment
Completed plant	70,690	70,989
Less accumulated depreciation	(38,220)	(38,793)
Net completed plant	32,470	32,196
Construction in progress	5,430	4,879
Nuclear fuel	1,310	1,261
Finance leases	708	729
Total property, plant, and equipment, net	39,918	39,065

Investment funds	4,919	4,968

Regulatory and other long-term assets
Regulatory assets	9,287	9,408
Operating lease assets, net of amortization	157	149
Other long-term assets	374	344
Total regulatory and other long-term assets	9,818	9,901

Total assets	$58,363	$57,703
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	December 31, 2024	September 30, 2024
Current liabilities
Accounts payable and accrued liabilities	$2,781	$2,910
Accrued interest	290	280
Asset retirement obligations	301	283
Regulatory liabilities	186	174
Short-term debt, net	1,357	1,167
Current maturities of power bonds	2,372	1,022
Current maturities of long-term debt of variable interest entities	46	37
Total current liabilities	7,333	5,873

Other liabilities
Post-retirement and post-employment benefit obligations	2,801	2,887
Asset retirement obligations	10,521	10,523
Finance lease liabilities	689	700
Other long-term liabilities	1,479	1,712
Regulatory liabilities	78	83
Total other liabilities	15,568	15,905

Long-term debt, net
Long-term power bonds, net	16,485	17,867
Long-term debt of variable interest entities, net	1,675	897
Total long-term debt, net	18,160	18,764

Total liabilities	41,061	40,542

Contingencies and legal proceedings (Note 20)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	16,562	16,437
Total power program proprietary capital	16,820	16,695
Nonpower programs appropriation investment, net	516	518
Accumulated other comprehensive loss	(34)	(52)
Total proprietary capital	17,302	17,161

Total liabilities and proprietary capital	$58,363	$57,703
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Three Months Ended December 31
 (in millions)

	2024	2023
Cash flows from operating activities
Net income	$125	$127
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	563	527
Amortization of nuclear fuel cost	75	99
Non-cash retirement benefit expense	36	33
Other regulatory amortization and deferrals	22	46
Changes in current assets and liabilities
Accounts receivable, net	116	153
Inventories and other current assets, net	(68)	(105)
Accounts payable and accrued liabilities	(234)	(201)
Accrued interest	12	(2)
Pension contributions	(75)	(75)
Settlements of asset retirement obligation	(73)	(88)
Other, net	(49)	(121)
Net cash provided by operating activities	450	393

Cash flows from investing activities
Construction expenditures	(1,209)	(863)
Nuclear fuel expenditures	(159)	(146)
Purchases of investments	(4)	(1)
Loans and other receivables
Advances	—	(4)
Repayments	1	2
Other, net	(7)	10
Net cash used in investing activities	(1,378)	(1,002)

Cash flows from financing activities
Long-term debt
Issues of variable interest entities	800	—
Redemptions and repurchases of power bonds	(1)	(1)
Short-term debt issues, net	189	610
Payments on leases and leasebacks	(12)	(10)
Financing costs, net	(12)	—
Other, net	(6)	7
Net cash provided by financing activities	958	606
Net change in cash, cash equivalents, and restricted cash	30	(3)
Cash, cash equivalents, and restricted cash at beginning of period	523	521
Cash, cash equivalents, and restricted cash at end of period	$553	$518
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended December 31, 2024 and 2023

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2023	$258	$15,302	$525	$(29)	$16,056
Net income (loss)	—	129	(2)	—	127
Total other comprehensive income	—	—	—	1	1
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at December 31, 2023	$258	$15,429	$523	$(28)	$16,182

Balance at September 30, 2024	$258	$16,437	$518	$(52)	$17,161
Net income (loss)	—	127	(2)	—	125
Total other comprehensive income	—	—	—	18	18
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at December 31, 2024	$258	$16,562	$516	$(34)	$17,302
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except where noted)

1.  Summary of Significant Accounting Policies

General

The Tennessee Valley Authority ("TVA") prepares its consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2024, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2024 (the "Annual Report"). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included on the consolidated interim financial statements.

Fiscal Year

TVA's fiscal year ends September 30.  Years (2025, 2024, etc.) refer to TVA's fiscal years unless they are preceded by "CY," in which case the references are to calendar years.

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

Cash, Cash Equivalents, and Restricted Cash

Cash includes cash on hand, non-interest bearing cash, and deposit accounts. All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalents that are restricted, as to withdrawal or use under the terms of certain contractual agreements, are recorded in Other long-term assets on the Consolidated Balance Sheets. Restricted cash and cash equivalents include cash held in trusts that are currently restricted for TVA economic development loans and for certain TVA environmental programs in accordance with agreements related to compliance with certain environmental regulations. In addition, as of December 31, 2024, TVA had restricted cash related to variable interest entities. See Note 9 — Variable Interest Entities.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash (in millions)
	At December 31, 2024	At September 30, 2024
Cash and cash equivalents	$507	$502
Restricted cash of variable interest entity	25	—
Restricted cash and cash equivalents included in Other long-term assets	21	21
Total cash, cash equivalents, and restricted cash	$553	$523

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

The allowance for uncollectible accounts was less than $1 million at both December 31, 2024, and September 30, 2024, for trade accounts receivable. Additionally, loans receivable of $94 million and $105 million at December 31, 2024, and September 30, 2024, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $2 million at both December 31, 2024, and September 30, 2024.

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenues earned during pre-commercial operations at the fair value of the energy delivered based on TVA's hourly incremental dispatch cost. Pre-commercial plant operations began on Paradise combustion turbine ("CT") Units 5-7 in the first quarter of 2024, and the units became operational on December 29, 2023. Estimated revenue of $3 million related to this project was capitalized to offset project costs for the three months ended December 31, 2023. TVA also capitalized related fuel costs for this project of $3 million for the three months ended December 31, 2023. Pre-commercial plant operations began on Johnsonville Aeroderivative CT Units 25-28 in the first quarter of 2025. Estimated revenue of less than $1 million related to this project was capitalized to offset project costs for the three months ended December 31, 2024. TVA also capitalized related fuel costs for this project of less than $1 million for the three months ended December 31, 2024.

Depreciation

TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies that are updated approximately every five years, with the latest study implemented during the first quarter of 2022. Depreciation expense was $471 million and $452 million for the three months ended December 31, 2024 and 2023, respectively. See Note 6 — Plant Closures for a discussion of the impact of plant closures.

2.  Impact of New Accounting Standards and Interpretations

The following accounting standards or rules have been issued but as of December 31, 2024, were not effective and have not been adopted by TVA:

Improvements to Reportable Segment Disclosures
Description	This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment requires a public entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. It also requires a public entity that has a single reportable segment to provide all of the disclosures required by the amendment and all existing segment disclosures. The amendment is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Upon adoption, a public entity should apply the amendments retrospectively to all prior periods presented in the financial statements.
Effective Date for TVA	Annual disclosures to be adopted for the fiscal year ending September 30, 2025 and interim period disclosures to be adopted beginning October 1, 2025.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard will result in TVA including the additional required disclosures, and TVA does not expect an impact on its financial condition, results of operations, or cash flows.

Enhancement and Standardization of Climate-Related Disclosures for Investors
Description	In March 2024, the SEC adopted its climate-related final rule (SEC Release No. 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors), and in April 2024, the SEC voluntarily stayed the new rule as a result of pending legal challenges. The new rule, if implemented as adopted, will require registrants to provide certain climate-related information in their annual reports and registration statements and will also require the dollar impact of severe weather events and other natural conditions, as well as amounts related to carbon offsets and renewable energy credits or certificates, to be disclosed in the audited financial statements in certain circumstances. The disclosure requirements are currently expected to begin phasing in for fiscal years beginning on or after January 1, 2027 for non-accelerated filers.
Effective Date for TVA	Fiscal year beginning October 1, 2027.
Effect on the Financial Statements or Other Significant Matters	TVA is currently evaluating the impact of the rule on its disclosures.

Disaggregation of Income Statement Expenses
Description	This guidance improves the disclosures about a public entity's expenses in the notes to financial statements and requires disclosure of specified information about certain costs and expenses. The amendment requires a public entity to disclose, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Specified expenses, gains, or losses that are already disclosed under existing US GAAP are required to be included in the disaggregated income statement expense line item disclosures, and any relevant remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The amendment is effective for public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Upon adoption, a public entity can apply the amendments prospectively or apply them retrospectively to all prior periods presented in the financial statements.
Effective Date for TVA	Fiscal year beginning October 1, 2027, and interim periods beginning October 1, 2028.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard will result in TVA including the additional required disclosures, and TVA does not expect an impact on its financial condition, results of operations, or cash flows.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net (in millions)
	At December 31, 2024	At September 30, 2024
Power receivables	$1,569	$1,683
Other receivables	140	118
Accounts receivable, net(1)	$1,709	$1,801
Note
(1) Allowance for uncollectible accounts was less than $1 million at both December 31, 2024, and September 30, 2024, and therefore is not represented in the table above.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net (in millions)
	At December 31, 2024	At September 30, 2024
Materials and supplies inventory	$954	$931
Fuel inventory	310	286
Renewable energy certificates/emissions allowance inventory, net	10	11
Allowance for inventory obsolescence	(76)	(73)
Inventories, net	$1,198	$1,155

5. Other Current Assets

Other current assets consisted of the following:

Other Current Assets (in millions)
	At December 31, 2024	At September 30, 2024
Prepaid software maintenance	$43	$22
Inventory work-in-progress	42	41
Prepaid insurance	23	19
Commodity contract derivative assets	17	5
Current portion of prepaid long-term service agreements	13	7
Prepaid cloud assets	8	13
Other	13	13
Other current assets	$159	$120

Commodity Contract Derivative Assets. See Note 13 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

6. Plant Closures

Background

TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. In January 2023, TVA issued its Record of Decision to retire the two coal-fired units at Cumberland Fossil Plant ("Cumberland") by the end of CY 2026 and CY 2028. In April 2024, TVA issued its Record of Decision to retire the nine coal-fired units at Kingston Fossil Plant ("Kingston") by CY 2027. In addition, TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035, and that evaluation includes environmental reviews, public input, and TVA Board of Directors ("TVA Board") approval.

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. TVA's decision to retire the two units at Cumberland is estimated to result in approximately $16 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. The cumulative impact approximates $128 million of additional depreciation since January 2023, related to this decision. In addition, TVA's decision to retire the nine units at Kingston is estimated to result in approximately $9 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. The cumulative impact approximates $27 million of additional depreciation since April 2024, related to this decision.

7.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At December 31, 2024	At September 30, 2024
Loans and other long-term receivables, net	$85	$84
Cloud assets	56	35
Prepaid capital assets	55	29
Prepaid long-term service agreements	54	62
EnergyRight® receivables, net	44	44
Commodity contract derivative assets	1	2
Other	79	88
Total other long-term assets	$374	$344

Loans and Other Long-Term Receivables. At December 31, 2024, and September 30, 2024, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $9 million and $21 million, respectively. Loans receivables are reported net of allowances for uncollectible accounts. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts.

The allowance components, which consist of a collective allowance and specific loans allowance, are based on the risk characteristics of TVA's loans. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans are evaluated on an individual basis.

Allowance Components (in millions)
	At December 31, 2024	At September 30, 2024
EnergyRight® loan reserve	$1	$1
Economic development loan specific loan reserve	1	1
Total allowance for loan losses	$2	$2

Cloud Assets. At December 31, 2024, and September 30, 2024, the carrying amount of the cloud assets reported in Other current assets was $8 million and $13 million, respectively.

Prepaid Long-Term Service Agreements. At December 31, 2024, and September 30, 2024, prepayments of $13 million and $7 million, respectively, were recorded in Other current assets.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both December 31, 2024, and September 30, 2024, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $12 million. See Note 10 — Other Long-Term Liabilities for information regarding the associated financing obligation.

Commodity Contract Derivative Assets. See Note 13 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

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

Regulatory Assets and Liabilities (in millions)
	At December 31, 2024	At September 30, 2024
Current regulatory assets
Unrealized losses on commodity derivatives	$55	$102
Unrealized losses on interest rate derivatives	46	54
Fuel cost adjustment receivable	9	35
Total current regulatory assets	110	191

Non-current regulatory assets
Non-nuclear decommissioning costs	6,202	6,187
Retirement benefit plans deferred costs	1,959	1,979
Nuclear decommissioning costs	440	362
Unrealized losses on interest rate derivatives	282	447
Environmental compliance and remediation costs	215	215
Unrealized losses on commodity derivatives	32	64
Other non-current regulatory assets	157	154
Total non-current regulatory assets	9,287	9,408
Total regulatory assets	$9,397	$9,599

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$169	$169
Unrealized gains on commodity derivatives	17	5
Total current regulatory liabilities	186	174

Non-current regulatory liabilities
Retirement benefit plans deferred credits	77	81
Unrealized gains on commodity derivatives	1	2
Total non-current regulatory liabilities	78	83
Total regulatory liabilities	$264	$257

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

Johnsonville VIE

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

The membership interests held by JHLLC in JACTG were purchased with proceeds from the issuance of $80 million of secured notes (the "JHLLC notes") and are subject to mandatory redemption pursuant to a schedule of amortizing, semi-annual payments due each April 1 and October 1, with a final payment due in October 2054. The payment dates for the mandatorily redeemable membership interests are the same as those of the JHLLC notes. The sale of the JACTG notes, the membership interests in JACTG, and the JHLLC notes closed in October 2024. The JACTG notes are secured by TVA's lease payments, and the JHLLC notes are secured by JHLLC's investment in, and amounts receivable from, JACTG. TVA's lease payments to JACTG are equal to and payable on the same dates as JACTG's and JHLLC's semi-annual debt service payments. In addition to the lease payments, TVA pays administrative and miscellaneous expenses incurred by JACTG and JHLLC. Certain agreements related to this transaction contain default and acceleration provisions.

Due to its participation in the design, business activity, and credit and financial support of JACTG and JHLLC, TVA has determined that it has a variable interest in both of these entities. Based on its analysis, TVA has concluded that it is the primary beneficiary of JACTG and JHLLC and, as such, is required to account for the VIEs on a consolidated basis. JHLLC's membership interests in JACTG are eliminated in consolidation.

Approximately $775 million of the proceeds from the secured notes issuances was paid to TVA in accordance with the terms of the head lease and the construction management agreement. JACTG deposited approximately $25 million with a lease indenture trustee to fund the payments due on April 1, 2025, in connection with the JACTG notes and JHLLC's membership interests in JACTG. The deposit is reflected as Restricted cash of variable interest entity on the Consolidated Balance Sheets. TVA intends to use the proceeds from the transaction to meet its requirements under the Tennessee Valley Authority Act of 1933, as amended ("TVA Act").

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, SCCG, JACTG, and JHLLC at December 31, 2024, and September 30, 2024, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At December 31, 2024	At September 30, 2024
Current assets
Restricted cash of variable interest entity	$25	$—
Total assets	$25	$—

Current liabilities
Accrued interest	$30	$9
Accounts payable and accrued liabilities	1	1
Current maturities of long-term debt of variable interest entities	46	37
Total current liabilities	77	47
Other liabilities
Other long-term liabilities	16	16
Long-term debt, net
Long-term debt of variable interest entities, net	1,675	897
Total liabilities	$1,768	$960

Interest expense of $22 million and $12 million for the three months ended December 31, 2024 and 2023, respectively, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to operating leases. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At December 31, 2024	At September 30, 2024
Interest rate swap liabilities	$589	$792
Environmental compliance and remediation costs	210	212
Long-term project cost accruals	160	140
Currency swap liabilities	127	109
Operating lease liabilities	93	88
EnergyRight® financing obligation	52	52
Long-term deferred revenue	49	48
Long-term deferred compensation	37	50
Commodity contract derivative liabilities	32	64
Advances for construction	32	55
Other	98	102
Total other long-term liabilities	$1,479	$1,712

Interest Rate Swap Liabilities. See Note 13 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment and Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities.

Environmental Compliance and Remediation Costs. At December 31, 2024, and September 30, 2024, the current amount of the environmental compliance and remediation costs reported in Accounts payable and accrued liabilities was $5 million and $3 million, respectively.

Long-Term Project Cost Accruals. At December 31, 2024, and September 30, 2024, the current amount of the long-term project cost accruals reported in Accounts payable and accrued liabilities was $252 million and $124 million, respectively.

Currency Swap Liabilities. See Note 13 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment and Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

Operating Lease Liabilities. At December 31, 2024, and September 30, 2024, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $69 million and $63 million, respectively.

EnergyRight® Financing Obligation. At both December 31, 2024, and September 30, 2024, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was $13 million. See Note 7 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Revenue. At December 31, 2024, and September 30, 2024, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $27 million and $28 million, respectively.

Long-Term Deferred Compensation. At December 31, 2024, and September 30, 2024, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $33 million and $74 million, respectively.

Commodity Contract Derivative Liabilities. See Note 13 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

Advances for Construction. At December 31, 2024, and September 30, 2024, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $85 million and $60 million, respectively.

11.  Asset Retirement Obligations

During the three months ended December 31, 2024, TVA's total asset retirement obligations ("ARO") liability increased $16 million as a result of increases from periodic accretion, partially offset by revisions in estimate to non-nuclear asset AROs and settlements related to retirement projects that were conducted during the period. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the three months ended December 31, 2024, $55 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 8 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 14 — Fair Value Measurements — Investment Funds and Note 20 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity (in millions)
	Nuclear	Non-nuclear	Total
Balance at September 30, 2024	$3,814	$6,992	$10,806	(1)
Settlements	(7)	(61)	(68)
Revisions in estimate (non-cash)	—	(24)	(24)
Accretion (recorded as regulatory asset)	43	65	108
Balance at December 31, 2024	$3,850	$6,972	$10,822	(1)
Note
(1) Includes $301 million and $283 million at December 31, 2024, and September 30, 2024, respectively, in Current liabilities.

Revisions in non-nuclear estimates decreased the liability balance by $24 million for the three months ended December 31, 2024. The decrease was primarily attributable to a change in closure liabilities of $34 million at Paradise Fossil Plant based on scope changes, new vendor bids, and updated cost estimates for activities associated with final closure. The decrease was partially offset by increased revisions in estimates of $16 million related to the final legacy coal combustion residual rule ("Legacy CCR Rule").

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at December 31, 2024, and September 30, 2024, consisted of the following:

Debt Outstanding (in millions)
	At December 31, 2024	At September 30, 2024
Short-term debt
Short-term debt, net of discounts	$1,357	$1,167
Current maturities of power bonds issued at par	2,372	1,022
Current maturities of long-term debt of VIEs issued at par	46	37
Total current debt outstanding, net	3,775	2,226
Long-term debt
Long-term power bonds(1)	16,610	17,995
Long-term debt of VIEs, net	1,675	897
Unamortized discounts, premiums, issue costs, and other	(125)	(128)
Total long-term debt, net	18,160	18,764
Total debt outstanding	$21,935	$20,990
Note
(1) Includes total net exchange gain from currency transactions of $96 million and $62 million at December 31, 2024, and September 30, 2024, respectively.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2024, to December 31, 2024:

Debt Securities Activity
	Date	Amount (in millions)
Issues
Debt of variable interest entities	October 2024	$800
Total		$800

Redemptions/Maturities(1)
2009 Series B	December 2024	$1
Total redemptions/maturities of debt		$1
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA has funding available under four long-term revolving credit facilities totaling $2.7 billion. See the table below for additional information on the four long-term revolving credit facilities. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At December 31, 2024, and September 30, 2024, there were $500 million and $566 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. TVA's letters of credit are primarily posted as collateral under TVA's interest rate swaps. See Note 13 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral. TVA may also post collateral for TVA's currency swaps, for commodity derivatives under the Financial Hedging Program ("FHP"), or for certain transactions with third parties that require TVA to post letters of credit.

The following table provides additional information regarding TVA's funding available under the four long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At December 31, 2024 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
March 2026	$150	$38	$—	$112
September 2026	1,000	68	—	932
March 2027	1,000	180	—	820
February 2028	500	214	—	286
Total	$2,650	$500	$—	$2,150

TVA and the United States ("U.S.") Department of the Treasury ("U.S. Treasury"), pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2025 with a maturity date of September 30, 2025. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at December 31, 2024. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

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
			Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2024	2023
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$(19)	$20

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	2024	2023
Currency swaps	$(37)	$19
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $11 million of gains from Accumulated other comprehensive income (loss) ("AOCI") to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to the forecasted exchange loss on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) (in millions)
			Three Months Ended December 31
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2024	2023
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(10)	$(8)

Commodity derivatives under the FHP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	(37)	(54)
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three months ended December 31, 2024 and for the three months ended December 31, 2023.
(2) Of the amount recognized for the three months ended December 31, 2024, $30 million and $7 million were reported in Fuel expense and Purchased power expense, respectively, and of the amount recognized for the three months ended December 31, 2023, $44 million and $10 million were reported in Fuel expense and Purchased power expense, respectively.

Fair Values of TVA Derivatives (in millions)
	At December 31, 2024		At September 30, 2024
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(64)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(59)	$(49)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(45)
£150 million Sterling	(72)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(68)	(67)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(64)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(481)	Accounts payable and accrued liabilities $(29); Accrued interest $(7); Other long-term liabilities $(445)	$(622)	Accounts payable and accrued liabilities $(10); Accrued interest $(26); Other long-term liabilities $(586)
$476 million notional	(154)	Accounts payable and accrued liabilities $(10); Other long-term liabilities $(144)	(218)	Accounts payable and accrued liabilities $(3); Accrued interest $(9); Other long-term liabilities $(206)
Commodity contract derivatives	6	Other current assets $11; Other long-term assets $1; Accounts payable and accrued liabilities $(3); Other long-term liabilities $(3)	2	Other current assets $5; Other long-term assets $2; Accounts payable and accrued liabilities $(3); Other long-term liabilities $(2)
Commodity derivatives under the FHP	(75)	Other current assets $6; Accounts payable and accrued liabilities $(52); Other long-term liabilities $(29)	(161)	Accounts payable and accrued liabilities $(99); Other long-term liabilities $(62)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had two currency swaps outstanding at December 31, 2024, with total currency exposure of £400 million and expiration dates in 2032 and 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended December 31, 2024 and the three months ended December 31, 2023, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $177 million and the increase in unrealized losses of $189 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA may also enter into power purchase agreements ("PPAs") that provide an option to financially settle contracted power deliveries. This option creates an embedded derivative in the hosting PPA. TVA marks to market these contracts and defers the unrealized gains (losses) as regulatory liabilities (assets). At December 31, 2024, TVA's natural gas contract derivatives had terms of up to 11 years.

Commodity Contract Derivatives
	At December 31, 2024			At September 30, 2024
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	51	508 million mmBtu	$6	45	321 million mmBtu	$2

Commodity Derivatives under the FHP. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's FHP policy prohibits trading financial instruments under the FHP for speculative purposes. At December 31, 2024, TVA's natural gas swap contracts under the FHP had remaining terms of up to three years.

Commodity Derivatives under Financial Hedging Program(1)
	At December 31, 2024				At September 30, 2024
	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)
Natural gas swap contracts	173	280	million mmBtu	$(75)	126	230	million mmBtu	$(161)
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

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At December 31, 2024	At September 30, 2024
Assets
Commodity contract derivatives	$12	$7
Commodity derivatives under the FHP(2)	6	—
Total derivatives subject to master netting or similar arrangement	$18	$7

Liabilities
Currency swaps	$136	$116
Interest rate swaps(3)	635	840
Commodity contract derivatives	6	5
Commodity derivatives under the FHP(2)	81	161
Total derivatives subject to master netting or similar arrangement	$858	$1,122
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no other material offsetting amounts on TVA's Consolidated Balance Sheets at either December 31, 2024, or September 30, 2024.
(2) At December 31, 2024, the gross derivative asset and gross derivative liability were $31 million and $106 million, respectively, with offsetting amounts for each totaling $25 million. At September 30, 2024, the gross derivative asset and gross derivative liability were $4 million and $165 million, respectively, with offsetting amounts for each totaling $4 million.
(3) Letters of credit of $469 million and $535 million were posted as collateral at December 31, 2024, and September 30, 2024, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), the TVA Deferred Compensation Plan ("DCP"), and the Restoration Plan ("RP"). See Note 14 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At December 31, 2024, and September 30, 2024, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $9 million and $11 million at December 31, 2024, and September 30, 2024, respectively.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At December 31, 2024, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $858 million.  TVA's collateral obligations at December 31, 2024, under these arrangements were $411 million, for which TVA had posted $469 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the interest rate swap contracts as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to local power company customers ("LPCs"), and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.6 billion and $1.7 billion of receivables from power sales outstanding at December 31, 2024, and September 30, 2024, respectively, nearly all of the counterparties were rated investment grade. The majority of the obligations of these customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 3 — Accounts Receivable, Net, and Note 7 — Other Long-Term Assets.

TVA had revenue from two LPCs that collectively accounted for 16 percent of total operating revenues for both the three months ended December 31, 2024 and the three months ended December 31, 2023.

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

Natural Gas and Fuel Oil. TVA purchases a significant amount of its natural gas requirements through contracts with a variety of suppliers and purchases substantially all of its fuel oil requirements on the spot market. TVA delivers to its gas fleet under firm and non-firm transportation contracts on multiple interstate natural gas pipelines. TVA contracts for storage capacity that allows for operational flexibility and increased supply during peak gas demand scenarios or supply disruptions. TVA uses contracts of various lengths and terms to meet the projected natural gas needs of its natural gas fleet. TVA also maintains on-site, fuel oil backup to operate at the majority of the CT sites in the event of major supply disruptions. In the event a supplier experiences an incident that limits its ability to fulfill its firm contractual obligations to supply TVA with natural gas, TVA intends to leverage its storage and balancing services and/or replace the volume with a third party to ensure reliability of generation.

Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers as of December 31, 2024. The contracted supply of coal is sourced from several geographic regions of the U.S. and is delivered via barge and rail. As a result of emerging technologies, environmental regulations, industry trends, and natural gas market volatility over the past few years, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies, restructuring, mine closures, or other scenarios. A long-term continued decline in demand for coal could result in more consolidations, additional bankruptcies, restructuring, mine closures, or other scenarios.

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

Other Suppliers. Mounting solar supply chain constraints, commodity price increases, and the trade policy investigations into solar panel imports have created challenges for the U.S. solar industry. TVA's existing solar PPA portfolio is not immune from these challenges. Similar to the experience of the rest of the industry, the majority of TVA's contracted PPAs from previous requests for proposals ("RFPs") that are not yet online have been impacted by project delays and price increases.

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At December 31, 2024, all of TVA's commodity derivatives under the FHP, currency swaps, and interest rate swaps were with counterparties whose Moody's credit ratings were A2 or higher. TVA classifies forward natural gas contracts as derivatives. At December 31, 2024, the forward natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

At December 31, 2024, Investment funds were comprised of $4.9 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, DCP, and RP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $3.3 billion and $1.5 billion, respectively, at December 31, 2024.

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

The NDT, ART, SERP, DCP, and RP are composed of multiple types of investments and are managed by external institutional investment managers. Most U.S. and international equities, U.S. Treasury inflation-protected securities, and real estate investment trust securities and certain derivative instruments are measured based on quoted exchange prices in active markets and are classified as Level 1 valuations. Fixed-income investments, high-yield fixed-income investments, currencies, and most derivative instruments are non-exchange traded and are classified as Level 2 valuations. These measurements are based on market and income approaches with observable market inputs. Cash equivalents and other short-term investments are highly liquid securities with maturities of less than three months and 12 months, respectively. These consist primarily of discount securities such as repurchase agreements and U.S. Treasury bills. These securities may be priced at cost, which approximates fair value due to the short-term nature of the instruments. These securities are classified as Level 2. Active market pricing may be utilized for U.S. Treasury bills, which are classified as Level 1.

Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $380 million, private real assets of $129 million, and private credit of $89 million at December 31, 2024. The ART had unfunded commitments related to limited partnerships in private equity of $146 million, private real assets of $68 million, and private credit of $47 million at December 31, 2024. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)(1) (in millions)
		Three Months Ended December 31
Fund	Financial Statement Presentation	2024	2023
NDT	Regulatory assets(2)	$(75)	$197
ART	Regulatory assets(3)	(20)	89
SERP	Other income, net	(6)	7
DCP	Other income, net	(1)	1
Notes
(1) The unrealized gains for the RP were less than $1 million for both the three months ended December 31, 2024 and December 31, 2023, and therefore were not represented in the table above.
(2) Includes $43 million of unrealized losses and $61 million of unrealized gains related to NDT equity securities (excluding commingled funds) for the three months ended December 31, 2024 and December 31, 2023, respectively.
(3) Includes $11 million of unrealized losses and $18 million of unrealized gains related to ART equity securities (excluding commingled funds) for the three months ended December 31, 2024 and December 31, 2023, respectively.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2023) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a less than $1 million decrease in the fair value of liabilities at December 31, 2024.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2024, and September 30, 2024. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At December 31, 2024 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$704	$—	$—	$704
Government debt securities(1)(2)	398	56	—	454
Corporate debt securities(3)	—	378	—	378
Mortgage and asset-backed securities	—	41	—	41
Institutional mutual funds	337	—	—	337
Forward debt securities contracts	—	9	—	9
Cash equivalents and other short-term investments(2)(4)	49	215	—	264
Private equity funds measured at net asset value(5)	—	—	—	765
Private real asset funds measured at net asset value(5)	—	—	—	441
Private credit funds measured at net asset value(5)	—	—	—	258
Commingled funds measured at net asset value(5)	—	—	—	1,268
Total investments	1,488	699	—	4,919
Commodity contract derivatives	—	12	—	12
Commodity derivatives under the FHP	—	6	—	6
Total	$1,488	$717	$—	$4,937

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(6)	$—	$136	$—	$136
Interest rate swaps	—	635	—	635
Commodity contract derivatives	—	6	—	6
Commodity derivatives under the FHP	—	81	—	81
Total	$—	$858	$—	$858
Notes
(1) Includes obligations of government-sponsored entities.
(2) There are $398 million of U.S. Treasury securities in Level 1 Government debt securities and $49 million of U.S. Treasury securities in Level 1 Cash equivalents and other short-term investments for a total of $447 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
(3) Includes both U.S. and foreign debt.
(4) Includes $76 million net payables (interest receivable, dividends receivable, receivables for investments sold, and payables for investments purchased), and $179 million of repurchase agreements in Level 2 Cash equivalents and other short-term investments.
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

Fair Value Measurements At September 30, 2024 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$770	$—	$—	$770
Government debt securities(1)(2)	400	57	—	457
Corporate debt securities(3)	—	378	—	378
Mortgage and asset-backed securities	—	43	—	43
Institutional mutual funds	342	—	—	342
Forward debt securities contracts	—	11	—	11
Cash equivalents and other short-term investments(2)(4)	95	183	—	278
Private equity funds measured at net asset value(5)	—	—	—	738
Private real asset funds measured at net asset value(5)	—	—	—	432
Private credit funds measured at net asset value(5)	—	—	—	219
Commingled funds measured at net asset value(5)	—	—	—	1,300
Total investments	1,607	672	—	4,968
Commodity contract derivatives	—	7	—	7
Total	$1,607	$679	$—	$4,975

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(6)	$—	$116	$—	$116
Interest rate swaps	—	840	—	840
Commodity contract derivatives	—	5	—	5
Commodity derivatives under the FHP	—	161	—	161
Total	$—	$1,122	$—	$1,122
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
(4) Includes $78 million net payables (interest receivable, dividends receivable, receivables for investments sold, and payables for investments purchased), and $174 million of repurchase agreements in Level 2 Cash equivalents and other short-term investments.
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

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at December 31, 2024, and September 30, 2024, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at December 31, 2024, and September 30, 2024, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At December 31, 2024		At September 30, 2024
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$56	$56	$56	$56

Loans and other long-term receivables, net (including current portion)	Level 2	94	86	105	99

EnergyRight® financing obligations (including current portion)	Level 2	65	74	66	74

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	17	18	17	19

Long-term outstanding power bonds, net (including current maturities)	Level 2	18,857	18,356	18,889	19,416

Long-term debt of VIEs, net (including current maturities)	Level 2	1,721	1,694	934	966

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

LPC sales
Approximately 91 percent of TVA's Revenue from sales of electricity for both the three months ended December 31, 2024 and the three months ended December 31, 2023, was from LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During the three months ended December 31, 2024, revenues generated from TVA's electricity sales were $2.9 billion, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three months ended December 31, 2024 and 2023, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended December 31
	2024	2023
Alabama	$431	$408
Georgia	74	69
Kentucky	182	177
Mississippi	269	255
North Carolina	21	23
Tennessee	1,886	1,789
Virginia	12	11
Subtotal	2,875	2,732
Off-system sales	1	2
Revenue capitalized during pre-commercial plant operations(1)	—	(3)
Revenue from sales of electricity	2,876	2,731
Other revenue	44	34
Total operating revenues	$2,920	$2,765
Note
(1) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 25-28 in the three months ended December 31, 2024 and Paradise CT Units 5-7 in the three months ended December 31, 2023. Revenue capitalized at Johnsonville Aeroderivative was less than $1 million for the three months ended December 31, 2024.

TVA's operating revenues by customer type for the three months ended December 31, 2024 and 2023, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended December 31
	2024	2023
Revenue from sales of electricity
Local power companies	$2,616	$2,487
Industries directly served	230	217
Federal agencies and other	30	30
Revenue capitalized during pre-commercial plant operations(1)	—	(3)
Revenue from sales of electricity	2,876	2,731
Other revenue	44	34
Total operating revenues	$2,920	$2,765
Note
(1) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 25-28 in the three months ended December 31, 2024 and Paradise CT Units 5-7 in the three months ended December 31, 2023. Revenue capitalized at Johnsonville Aeroderivative was less than $1 million for the three months ended December 31, 2024.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA’s failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $50 million and $47 million for the three months ended December 31, 2024 and 2023, respectively. In 2020, TVA provided participating LPCs a flexibility option, named Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in 2023 which permit projects to be located anywhere in TVA's service area, either connected to the LPC distribution system or TVA's transmission system, and make it easier for LPCs to partner in projects. As of December 31, 2024, 148 LPCs had signed the Partnership Agreement with TVA, and 102 LPCs had signed a Power Supply Flexibility Agreement.

The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three months ended December 31, 2024, and the percentage those revenues comprised of TVA's total operating revenues for the same period, are summarized in the table below:

TVA Local Power Company Contracts At or for the Three Months Ended December 31, 2024
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	148	$2,272	77.8%
5-year termination notice	5	344	11.8%
Total	153	$2,616	89.6%
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

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for the three months ended December 31, 2024 and for the three months ended December 31, 2023.

Contract Balances

Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at December 31, 2024.

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

Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $85 million and $73 million for the three months ended December 31, 2024 and 2023, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2024, and September 30, 2024, the outstanding unpaid incentives were $189 million and $187 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

16.  Other Income, Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income, Net (in millions)
	Three Months Ended December 31
	2024	2023
Interest income	$10	$10
External services	9	4
Gains (loss) on investments	(2)	9
Total other income, net	$17	$23

17. Supplemental Cash Flow Information

Construction in progress and nuclear fuel expenditures included in Accounts payable and accrued liabilities at December 31, 2024 and 2023, were $1.0 billion and $552 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for both the three months ended December 31, 2024 and the three months ended December 31, 2023, as non-cash investing activities. ARO project accruals included in Accounts payable and accrued liabilities at December 31, 2024 and 2023, were $40 million and $46 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the three months ended December 31, 2024 and 2023, as non-cash operating activities.

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

The components of net periodic benefit cost for the three months ended December 31, 2024 and 2023, were as follows:

Components of Net Periodic Benefit Cost(1) (in millions)
	For the Three Months Ended December 31
	Pension Benefits		Other Post-Retirement Benefits
	2024	2023	2024	2023
Service cost	$8	$7	$3	$3
Interest cost	131	144	4	5
Expected return on plan assets	(126)	(124)	—	—
Amortization of prior service credit	(22)	(22)	(4)	(4)
Recognized net actuarial loss (gain)	42	25	—	(1)
Total net periodic benefit cost	33	30	3	3
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

TVA's minimum required pension plan contribution for 2025 is $300 million. TVA contributes $25 million per month to TVARS and as of December 31, 2024, had contributed $75 million. The remaining $225 million will be contributed by September 30, 2025. For the three months ended December 31, 2024, TVA also contributed $8 million (net of $1 million in rebates) to the other post-retirement plans. TVA expects to contribute $7 million to the SERP in 2025.

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

Payments pursuant to the agreement are recorded as research and development expense, which is reflected as Operating and maintenance expense on TVA's Consolidated Statement of Operations in the period incurred. TVA recorded $7 million and $9 million of expenses related to this agreement for the three months ended December 31, 2024 and the three months ended December 31, 2023, respectively. TVA also had a $6 million letter of credit posted under this arrangement at December 31, 2024.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At December 31, 2024, $3.9 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2022. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

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

Non-nuclear Decommissioning.  At December 31, 2024, $7.0 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

Compliance with the Environmental Protection Agency's ("EPA") 2015 CCR rule, as revised ("2015 CCR Rule") required implementation of a groundwater monitoring program, additional engineering, evaluation of authorized closure methods, coordination with certain state authorities, and ongoing analysis at each TVA CCR unit. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation and/or remediation. In addition, on May 8, 2024, EPA published its Legacy CCR Rule, which expands the scope of the existing regulatory requirements of the 2015 CCR Rule to include two additional classes of CCR units: Legacy Surface Impoundments and Coal Combustion Residual Management Units. As a result of the enactment of the final rule, during 2024, TVA recorded additional estimated AROs and recorded a corresponding regulatory asset due to AROs being associated with closed sites and asset retirement costs having been fully depreciated. However, the amounts recorded are subject to various uncertainties, and actual amounts may differ materially based upon a number of factors, including, but not limited to, the outcome of legal challenges to the Legacy CCR Rule, ongoing evaluations of the number and scope of newly regulated units, and determinations on final closure requirements and performance standards.

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

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At both December 31, 2024, and September 30, 2024, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was $15 million, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

In August 2015, the Tennessee Department of Environment and Conservation ("TDEC") issued an order that includes an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. TVA is also following a similar process pursuant to a consent order. At both December 31, 2024, and September 30, 2024, TVA's estimated liability for costs associated with environmental remediation activities for the sites covered by these orders for which sufficient information is available to develop a cost estimate was approximately $215 million on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The current estimated time frame for work related to these remediation activities for which TVA has a cost estimate is through 2046.

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

Case Involving Johnsonville Aeroderivative Combustion Turbine Project. On December 22, 2022, the Southern Environmental Law Center filed a lawsuit in the U.S. District Court for the Middle District of Tennessee on behalf of the Sierra Club, alleging that TVA violated the National Environmental Policy Act ("NEPA") in deciding to build a new aeroderivative combustion turbine project at its Johnsonville facility. Both parties moved for summary judgment, and on September 30, 2024, the court granted TVA's motion for summary judgment and dismissed the lawsuit. The Sierra Club did not file an appeal within 60 days from the date of the decision, so this litigation has now ended. See Note 22 — Commitments and Contingencies — Legal Proceedings — Case Involving Johnsonville Aeroderivative Combustion Turbine Project in the Annual Report.

Case Involving Kingston Gas-Fired Plant. On October 10, 2024, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club filed a lawsuit in the U.S. District Court for the Eastern District of Tennessee alleging that TVA violated NEPA and TVA's least-cost planning obligations in deciding to build a gas plant at its Kingston Facility. TVA filed its response on December 16, 2024. See Note 22 — Commitments and Contingencies — Legal Proceedings — Case Involving Kingston Gas-Fired Plant in the Annual Report.

Challenge to Kingston Construction Permit. On December 16, 2024, the Southern Environmental Law Center filed an appeal on behalf of Appalachian Voices challenging the construction permit that the Division of Air Pollution Control of TDEC issued to TVA on November 15, 2024, for the construction of new natural gas generation at Kingston. Appalachian Voices alleges that TDEC unlawfully issued a construction permit that would allow TVA to construct the plant without meeting the requirements set forth in the Clean Air Act’s Prevention of Significant Deterioration program. Among other things, Appalachian Voices is requesting that the Tennessee Air Pollution Control Board stay the effectiveness of the permit and order TDEC to revoke the permit. On January 7, 2025, TVA filed a petition to intervene in the administrative proceeding, which was granted on January 15, 2025.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") explains the results of operations and general financial condition of the Tennessee Valley Authority ("TVA"). The MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements and TVA's Annual Report on Form 10-K for the year ended September 30, 2024 (the "Annual Report").

Executive Overview

TVA's operating revenues were $2.9 billion and $2.8 billion for the three months ended December 31, 2024 and 2023, respectively. Operating revenues increased for the three months ended December 31, 2024, as compared to the same period of the prior year, primarily as a result of higher effective base rates, sales volume, and fuel rates. Effective base rates were higher primarily due to the TVA Board of Directors ("TVA Board") action to approve a 5.25 percent wholesale base rate increase effective October 1, 2024. The higher sales volume was driven primarily by increases within the data processing, hosting, and related services sector, and higher fuel rates were primarily due to higher coal prices.

Total operating expenses increased $131 million for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023. Fuel and purchased power expense increased $44 million for the three months ended December 31, 2024, as compared to the same period of the prior year, primarily due to less availability of nuclear generation and higher coal prices. There was a $38 million increase in Operating and maintenance expense primarily due to increases in payroll and benefit costs related to labor escalation for cost of living increases and additional headcount to support operational needs and outage expense primarily due to an increase in nuclear outage days. In addition, Depreciation and amortization expense increased $36 million primarily as a result of the decision to retire Kingston Fossil Plant ("Kingston"), increases in the amortization of finance leases and retirement of regulatory assets, and additions to net completed plant.

Pre-commercial plant operations began on Johnsonville Aeroderivative combustion turbine ("CT") Units 25-28 in the first quarter of 2025 and began on Units 29 and 30 in January 2025.

On January 22, 2025, TVA reached a preliminary all-time record high peak power demand of approximately 35,319 megawatts ("MW"). This estimated peak was over 700 MW greater than TVA's previous all-time peak set in January 2024.

Results of Operations

Sales of Electricity

Sales of electricity, which accounted for nearly all of TVA's operating revenues, were 38,031 million and 37,335 million kilowatt hours ("kWh") for the three months ended December 31, 2024 and the three months ended December 31, 2023, respectively. The total sales of electricity during the three months ended December 31, 2024 included 8 thousand kWh of pre-commercial generation at Johnsonville Aeroderivative CT Units 25-28. The total sales of electricity during the three months ended December 31, 2023 included 137 thousand kWh of pre-commercial generation at Paradise CT Units 5-7. TVA sells power at wholesale rates to local power company customers ("LPCs") that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

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

	Degree Days
	Variation from Normal						Change from Prior Period
	2024	Normal	Percent Variation	2023	Normal	Percent Variation	Percent Change
Heating Degree Days
Three Months Ended December 31	983	1,243	(20.9)%	1,094	1,243	(12.0)%	(10.1)%

Cooling Degree Days
Three Months Ended December 31	89	61	45.9%	69	61	13.1%	29.0%

Sales of electricity increased two percent for the three months ended December 31, 2024, as compared to the same period of the prior year. The increased sales volume for LPCs and industries directly served was driven primarily by increases within the data processing, hosting, and related services sector.

Financial Results

The following table compares operating results for the three months ended December 31, 2024 and 2023:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended December 31
	2024	2023	Change	Percent Change
Operating revenues	$2,920	$2,765	$155	5.6%
Operating expenses	2,507	2,376	131	5.5%
Operating income	413	389	24	6.2%
Other income, net	17	23	(6)	(26.1)%
Other net periodic benefit cost	25	23	2	8.7%
Interest expense	280	262	18	6.9%
Net income	$125	$127	$(2)	(1.6)%

Operating Revenues.  Operating revenues for the three months ended December 31, 2024 and 2023, were $2.9 billion and $2.8 billion, respectively. The following table compares TVA's operating revenues for the periods indicated:

Operating Revenues by Customer Type (in millions)
	Three Months Ended December 31
	2024	2023	Change	Percent Change
Operating revenues
Local power company customers	$2,616	$2,487	$129	5.2%
Industries directly served	230	217	13	6.0%
Federal agencies and other	30	30	—	—%
Revenue capitalized during pre-commercial plant operations(1)	—	(3)	3	(100.0)%
Other revenue	44	34	10	29.4%
Total operating revenues	$2,920	$2,765	$155	5.6%
Note
(1) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 25-28 in the three months ended December 31, 2024 and Paradise CT Units 5-7 in the three months ended December 31, 2023. Revenue capitalized at Johnsonville Aeroderivative was less than $1 million for the three months ended December 31, 2024.

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the three months ended December 31, 2024 and the three months ended December 31, 2023.

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

TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of December 31, 2024, 148 LPCs had signed the 20-year Partnership Agreement with TVA.

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

TVA is required to charge rates for power that will produce gross revenues sufficient to cover various costs as discussed in Part I, Item I, Business — Rates of the Annual Report. In August 2024, the TVA Board approved a 5.25 percent wholesale base rate increase (excluding fuel) effective October 1, 2024, primarily due to additional capacity needs and rising costs. This rate adjustment is estimated to produce an additional $495 million of revenue during 2025.

The changes in revenue components are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended December 31
	2024	2023	Change
Base revenue
Energy revenue	$1,188	$1,112	$76
Demand revenue	905	868	37
Grid access charge	162	156	6
Long-term partnership credits for LPCs	(50)	(47)	(3)
Other charges and credits(2)	(160)	(140)	(20)
Total base revenue	2,045	1,949	96
Fuel cost recovery	830	783	47
Off-system sales	1	2	(1)
Pre-commercial operations(1)	—	(3)	3
Revenue from sales of electricity	2,876	2,731	145
Other revenue	44	34	10
Total operating revenues	$2,920	$2,765	$155
Notes
(1) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 25-28 in the three months ended December 31, 2024 and Paradise CT Units 5-7 in the three months ended December 31, 2023. Revenue capitalized at Johnsonville Aeroderivative was less than $1 million for the three months ended December 31, 2024.
(2) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 15 — Revenue.

Operating revenues increased $155 million for the three months ended December 31, 2024, as compared to the same period of the prior year, primarily due to a $96 million increase in base revenue. The $96 million increase in base revenue was driven by a $54 million increase attributable to higher effective base rates and a $42 million increase attributable to higher sales volume. The increase in effective base rates was primarily due to the TVA Board action to approve a 5.25 percent wholesale base rate increase effective October 1, 2024. The higher sales volume was driven primarily by increases within the data processing, hosting, and related services sector. In addition, there was a $47 million increase in fuel cost recovery revenue driven by a $32 million increase attributable to higher fuel rates and a $15 million increase attributable to higher sales volume. The higher fuel rates were primarily due to higher coal prices.

See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three months ended December 31, 2024 and December 31, 2023, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended December 31
	2024	2023	Change	Percent Change
Operating expenses
Fuel	$505	$496	$9	1.8%
Purchased power	394	359	35	9.7%
Operating and maintenance	905	867	38	4.4%
Depreciation and amortization	557	521	36	6.9%
Tax equivalents	146	133	13	9.8%
Total operating expenses	$2,507	$2,376	$131	5.5%
Fuel expense increased $9 million for the three months ended December 31, 2024, as compared to the same period of the prior year. This increase was primarily due to an increase in effective fuel rates due to higher coal prices, resulting in a $51 million increase in fuel expense. Partially offsetting this increase was a decrease of $33 million due primarily to the one-time collection of favorable coal contract price adjustments that occurred in the same period of the prior year. This collection was deferred and credited to customer rates in subsequent quarters. Additionally, fuel expense decreased $9 million due to less availability of nuclear generation as compared to the same period of the prior year.

Purchased power expense increased $35 million for the three months ended December 31, 2024, as compared to the same period of the prior year. This increase was primarily due to less availability of nuclear generation, resulting in an increase of $80 million. Partially offsetting this increase was a $45 million decrease in purchased power expense from lower purchased power market prices compared to the same period of the prior year.

Operating and maintenance expense increased $38 million for the three months ended December 31, 2024, as compared to the same period of the prior year. This increase was primarily due to $28 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases and additional headcount to support operational needs and a $28 million increase in outage expense primarily due to an increase in nuclear outage days. Partially offsetting these increases was a decrease in contract labor of $20 million primarily due to more natural gas project work in the prior year.

Depreciation and amortization expense increased $36 million for the three months ended December 31, 2024, as compared to the same period of the prior year.  The increase was primarily driven by an increase in depreciation expense of $9 million related to the decision in April 2024 to retire Kingston and an $8 million increase in both amortization expense of finance leases and retirement of regulatory assets. Additionally, there was an increase due to depreciation of additions to net completed plant.

Tax equivalents expense increased $13 million for the three months ended December 31, 2024, as compared to the same period of the prior year. This change is primarily driven by an increase in TVA's revenue from sales of electricity in 2024, which is used as the basis for calculating tax equivalent expense.
Generating Sources. The following tables show TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated.

Total Power Supply by Generating Source For the three months ended December 31 (millions of kWh)
	2024		2023
Nuclear	13,990	36%	17,851	47%
Natural gas and/or oil-fired(1)	8,862	23%	7,513	20%
Coal-fired	5,336	14%	4,320	11%
Hydroelectric	3,359	8%	2,496	7%
Total TVA-operated generation facilities(2)(3)	31,547	81%	32,180	85%
Purchased power (natural gas and/or oil-fired)(4)	4,041	11%	3,424	9%
Purchased power (other renewables)(5)	1,605	4%	1,686	4%
Purchased power (coal-fired)	934	2%	595	2%
Purchased power (hydroelectric)	657	2%	146	—%
Total purchased power(3)	7,237	19%	5,851	15%
Total power supply	38,784	100%	38,031	100%
Notes
(1) The generation for the three months ended December 31, 2024 includes 8 thousand kWh of pre-commercial generation at Johnsonville Aeroderivative CT Units 25-28. The generation for the three months ended December 31, 2023 includes 137 thousand kWh of pre-commercial generation at Paradise CT Units 5-7.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the three months ended December 31, 2024, and three months ended December 31, 2023. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(4) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,238 million kWh and 910 million kWh for the three months ended December 31, 2024, and three months ended December 31, 2023, respectively.
(5) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA acquires Renewable Energy Certificates ("RECs") in connection with certain purchased power transactions and sells some of these RECs to customers.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. In 2025, TVA expects to invest $104 million on its energy efficiency programs and anticipates approximately 345 gigawatt hours of net incremental energy efficiency savings.

Interest Expense.  Interest expense and interest rates for the three months ended December 31, 2024, and the three months ended December 31, 2023, were as follows:

Interest Expense and Rates (in millions)
	Three Months Ended December 31
	2024	2023	Percent Change
Interest expense(1)	$280	$262	6.9%

Average blended debt balance(2)	$21,509	$20,610	4.4%

Average blended interest rate(3)	4.99%	4.89%	2.0%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIEs"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

Total interest expense increased $18 million for the three months ended December 31, 2024, as compared to the same period of the prior year. This increase was primarily driven by a $10 million increase in alternative financing interest due to the new Johnsonville lease financing arrangement and a $6 million increase primarily from higher average rates on long-term debt. The increase was also driven by a $2 million increase from higher average balances of short-term debt and a $1 million increase in interest related to finance leases, partially offset by a $1 million decrease from lower average rates on short‐term debt.

Liquidity and Capital Resources

Sources of Liquidity

TVA depends on various sources of liquidity to meet cash needs and contingencies. TVA's primary sources of liquidity are cash from operations and proceeds from the issuance of short-term debt in the form of discount notes, along with periodic issuances of long-term debt. TVA's balance of short-term debt typically changes frequently as TVA issues discount notes to meet short-term cash needs and pay scheduled maturities of discount notes and long-term debt. TVA’s next significant power bond maturity is $1.0 billion in May 2025. The periodic amounts of short-term debt issued are determined by near-term expectations for cash receipts, cash expenditures, and funding needs, while seeking to maintain a target range of cash and cash equivalents on hand. TVA may hold higher cash balances from time to time in response to potential market volatility or other business conditions. In addition, cash balances may include collateral received from counterparties.

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

The Tennessee Valley Authority Act of 1933, as amended ("TVA Act"), authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at December 31, 2024, were $20.4 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings, could provide supplementary funding if needed. Currently, TVA expects to utilize a combination of Bonds, other financings, and potentially additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments through the decade. TVA may also utilize available funding through the Inflation Reduction Act of 2022 ("IRA") and the Bipartisan Infrastructure Law ("BIL"), other federal funding opportunities, or other third-party financing arrangements. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

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

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At December 31, 2024, the average maturity of long-term power bonds was 13.71 years, and the weighted average interest rate was 4.69 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and tax equivalents, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at December 31, 2024. See Lease Financings below, Note 9 — Variable Interest Entities, and Note 12 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowings (in millions)
	At December 31, 2024	Three Months Ended December 31, 2024	At December 31, 2023	Three Months Ended December 31, 2023
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$1,359	$683	$1,043	$525
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,359	N/A	$1,043
Weighted Average Interest Rate
Discount notes	4.33%	4.68%	5.28%	5.41%
Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 9 — Variable Interest Entities.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $553 million and $518 million at December 31, 2024 and 2023, respectively. A summary of cash flow components for the three months ended December 31, 2024 and 2023, follows:

    Cash provided by (used in):

Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

Net cash flows provided by operating activities increased $57 million for the three months ended December 31, 2024, as compared to the same period of the prior year. The increase was primarily due to lower purchased power payments and higher revenue collections. This increase was partially offset by higher payroll and benefit related payments compared to the same period of the prior year. Revenue collections increased primarily due to the increase in the 2025 wholesale base rate in addition to higher sales volume.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities increased $376 million for the three months ended December 31, 2024, as compared to the same period of the prior year, primarily driven by increased expenditures for capacity expansion projects and nuclear fuel during the period. Nuclear fuel expenditures vary depending on the number of outages and the prices and timing of purchases of uranium and enrichment services.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

Net cash provided by financing activities increased $352 million for the three months ended December 31, 2024, as compared to the same period of the prior year, primarily due to higher debt issuances as a result of a new lease financing arrangement. Higher net cash flows provided by operating activities were offset by higher net cash used in investing activities which resulted in the need for net debt issuances to maintain targeted cash balance levels during the period. TVA anticipates a need to increase debt in the coming years as it continues to invest in power system assets, which may result in positive net cash flows provided by financing activities in future periods.

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

    During the three months ended December 31, 2024, TVA entered into multiple natural gas contracts totaling $640 million with new commitments from 2025 to 2035, and three new natural gas storage contracts totaling $193 million with commitments from 2025 through 2034. In addition, TVA entered into a new power purchase agreement ("PPA") totaling $293 million with commitments from 2025 to 2028. TVA also entered into a new lease financing arrangement during the three months ended December 31, 2024. See Note 9 — Variable Interest Entities.

Key Initiatives and Challenges

There have been no material changes to the key initiatives and challenges described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges of the Annual Report, except as described below.

Optimum Energy Portfolio

Natural Gas-Fired Units. As TVA continues to evaluate the impact of retiring its coal-fired fleet by 2035 and works to accelerate the growth of renewables, it also continues to evaluate adding flexible lower carbon-emitting gas plants as a strategy to maintain reliability. Pre-commercial plant operations began on Johnsonville Aeroderivative CT Units 25-28 in the first quarter of 2025 and began on Units 29 and 30 in January 2025.

TVA is replacing generation for one unit at Cumberland with a 1,450 MW combined cycle plant that is expected to be operational by the end of CY 2026. As of December 31, 2024, TVA had spent $1.3 billion on this project. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Natural Gas-Fired Units in the Annual Report.

Two cases are currently pending before the United States Court of Appeals for the Sixth Circuit ("Sixth Circuit") challenging permits for a pipeline that needs to be constructed to serve the Cumberland Combined Cycle Plant. On October 11, 2024, the Sixth Circuit issued an order staying the permit in both cases until the court can review the merits of these cases. The Sixth Circuit heard oral arguments on the merits on December 10, 2024, but has not yet issued a ruling. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Natural Gas-Fired Units in the Annual Report.

TVA is constructing 1,500 MW of natural gas generation at TVA's Kingston site that is expected to be operational by the end of CY 2027. As of December 31, 2024, TVA had spent $1.1 billion on this project. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Natural Gas-Fired Units in the Annual Report.

On December 16, 2024, the Southern Environmental Law Center filed an appeal on behalf of Appalachian Voices challenging the construction permit that the Division of Air Pollution Control of the Tennessee Department of Environment and Conservation (“TDEC”) issued to TVA on November 15, 2024, for the construction of new natural gas generation at Kingston. Appalachian Voices alleges that TDEC unlawfully issued a construction permit that would allow TVA to construct the plant without meeting the requirements set forth in the Clean Air Act’s Prevention of Significant Deterioration program. Among other things, Appalachian Voices is requesting that the Tennessee Air Pollution Control Board stay the effectiveness of the permit and order TDEC to revoke the permit. On January 7, 2025, TVA filed a petition to intervene in the administrative proceeding, which was granted on January 15, 2025.

Small Modular Reactors. In January 2025, TVA and a consortium of co-applicants applied for a U.S. Department of Energy grant to support the potential development and future deployment of a small modular reactor (“SMR”) at TVA’s Clinch River site. The potential development and any future deployment of a SMR at the Clinch River site are subject to TVA Board approval. TVA is following a structured planning process that advances the Clinch River project in phases at which the TVA Board will evaluate and consider approving any next steps. This funding could support not only the deployment of this first-of-a-kind technology, but also help establish the supply chain for advanced nuclear and support future deployment of the reactor across the United States. In January 2025, TVA also requested public comment on a draft Supplemental Environmental Impact Statement that addresses the potential environmental effects associated with site preparation, construction, operation, and decommissioning of one SMR, the GE Hitachi Nuclear Energy BWRX-300, at the Clinch River site.

Hurricane Helene

In late September 2024, Hurricane Helene caused significant damage in communities in East Tennessee and Western
North Carolina. TVA completed inspections at numerous dams, finding no substantial impacts. TVA is working on debris management at Douglas Reservoir to aid major disaster declarations with the Federal Emergency Management Agency ("FEMA"). TVA anticipates reimbursement from FEMA for this work. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Hurricane Helene in the Annual Report.

Corporate Governance

The terms of Beth H. Harwell and Brian E. Noland as members of the TVA Board ended January 3, 2025, with the adjournment of the most recent session of Congress. Although their terms of office expired May 18, 2024, the TVA Act permitted them to continue to serve as Directors until the end of this session of Congress.

On January 13, 2025, TVA announced that Thomas C. Rice had been appointed as TVA’s new Senior Vice President and Chief Financial Officer, effective January 27, 2025. Mr. Rice will be responsible for directing all of TVA’s financial functions, including treasury, risk management, accounting, financial operations and performance, financial planning and investor relations. He will succeed John M. Thomas, III, who, on December 2, 2024, announced his retirement from TVA effective March 7, 2025, as reported by TVA on December 5, 2024. Until his retirement, Mr. Thomas will serve as Executive Vice President and Advisor to the Chief Executive Officer ("CEO") and assist with the transition of his responsibilities.

On January 29, 2025, Jeffrey J. Lyash, TVA's President and CEO, notified his executive leadership team, and the TVA Board, of his intention to retire no later than October 2, 2025. Mr. Lyash will continue to serve in his current role as TVA undergoes a search for a new President and CEO.

Executive Actions

On January 20, 2025, President Trump issued an executive order (“EO”) that revoked a number of EOs, including the following EOs discussed in Part I, Item 1, Business — Environmental Matters — Climate Change — Executive Actions in TVA's Annual Report on Form 10-K for the year ended September 30, 2024: EO 13990, "Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis"; EO 14008, "Tackling the Climate Crisis at Home and Abroad”; EO 14030, “Climate-Related Financial Risk”; EO 14057, "Catalyzing Clean Energy Industries and Jobs Through Federal Sustainability"; EO 14082, “Implementation of the Energy and Infrastructure Provisions of the Inflation Reduction Act of 2022”; and EO 14096, “Revitalizing Our Nation's Commitment to Environmental Justice for All.” In addition, on January 21, 2025, the Office of Management and Budget issued Memorandum M-25-11, which requires agencies to immediately pause disbursement of certain funds appropriated under the IRA or the BIL, which may delay any award of grants for which TVA has applied under these acts. Furthermore, President Trump and the Administration have taken a number of other actions that may impact TVA, and TVA is currently reviewing these actions.

Environmental Matters

There have been no material changes to the environmental matters described in Part I, Item 1, Business — Environmental Matters of the Annual Report, except as described below.

Cleanup of Solid and Hazardous Wastes

Coal Combustion Residuals. In August 2015, TDEC issued an order that includes an iterative process through which TVA and TDEC will investigate, assess, and remediate any unacceptable risks resulting from coal combustion residual (“CCR”) management and disposal at TVA CCR units in the State of Tennessee. As part of this process, TVA has submitted environmental assessment reports (“EARs”) to TDEC, and after the EARs are approved, TVA will submit Corrective Action/Risk Assessment (“CARA”) Plans that will identify the unacceptable risks and TVA's proposed remediation. TDEC will review the CARA Plans and provide comments, and TVA will make revisions to address TDEC's comments until TDEC approves a final CARA Plan for each site. The public also will have an opportunity to review and comment on each CARA Plan prior to TDEC's approval of the final plan. TDEC approved the EAR for Bull Run Fossil Plant ("Bull Run") on November 15, 2024, and TVA

submitted the initial draft of the Bull Run CARA Plan to TDEC in January 2025. See Part I, Item I, Business — Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals in the Annual Report.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities. As of December 31, 2024, TVA had accrued $11 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to TVA’s management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the President and CEO, the Senior Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended December 31, 2024, no director or officer of TVA notified TVA of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Amended and Restated Executive Annual Incentive Plan

On January 30, 2025, TVA amended and restated its Executive Annual Incentive Plan (“EAIP”) to eliminate the use of the corporate multiplier and to authorize the TVA Board of Directors ("TVA Board") to utilize a standard discretionary range to adjust the scorecard achievement by plus or minus 20 percent beginning with the fiscal year 2025 performance cycle. This standard discretionary range allows the TVA Board to account for extraordinary occurrences or significant events that impact TVA’s performance. A copy of the amended and restated EAIP, which also includes minor administrative revisions, is attached as an exhibit to this report and is incorporated herein by reference. The foregoing description is qualified in its entirety by reference to such document.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 000-52313)

3.2
Bylaws of the Tennessee Valley Authority Approved by the TVA Board on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014 (Incorporated by reference to Exhibit 3.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.1
Facility Lease-Purchase Agreement Dated as of October 2, 2024, Between Johnsonville Aeroderivative Combustion Turbine Generation LLC and TVA (Incorporated by reference to Exhibit 10.24 to TVA's Annual Report on Form 10-K for the year ended September 30, 2024, File No. 000-52313)

10.2
Head Lease Agreement Dated as of October 2, 2024, Among the United States of America, TVA, and Johnsonville Aeroderivative Combustion Turbine Generation LLC (Incorporated by reference to Exhibit 10.25 to TVA's Annual Report on Form 10-K for the year ended September 30, 2024, File No. 000-52313)

10.3
Construction Management Agreement Dated as of October 2, 2024, Between Johnsonville Aeroderivative Combustion Turbine Generation LLC and TVA (Incorporated by reference to Exhibit 10.26 to TVA's Annual Report on Form 10-K for the year ended September 30, 2024, File No. 000-52313)

10.4	Offer Letter to Thomas C. Rice Accepted as of January 13, 2025

10.5	Amended and Restated Executive Annual Incentive Plan Approved as of January 30, 2025

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 4, 2025		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Jeffrey J. Lyash
Jeffrey J. Lyash
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ Thomas C. Rice
Thomas C. Rice
Senior Vice President and Chief Financial Officer (Principal Financial Officer)