Form 10-Q
period 2025-03-31
Tennessee Valley Authority
filed 2025-05-01
CIK 1376986

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Yes ☐   No ☒

Number of shares of common stock outstanding at April 30, 2025: N/A

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM

Table of Contents

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	4
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (Unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	7
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	11
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	42
Executive Overview...............................................................................................................................................................	42
Results of Operations............................................................................................................................................................	43
Liquidity and Capital Resources............................................................................................................................................	50
Key Initiatives and Challenges..............................................................................................................................................	53
Environmental Matters..........................................................................................................................................................	56
Legal Proceedings................................................................................................................................................................	57
Critical Accounting Estimates................................................................................................................................................	57
New Accounting Standards and Interpretations....................................................................................................................	58
Legislative and Regulatory Matters.......................................................................................................................................	58

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	58

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	58
Disclosure Controls and Procedures.....................................................................................................................................	58
Changes in Internal Control over Financial Reporting..........................................................................................................	58

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	59

ITEM 1A. RISK FACTORS............................................................................................................................................................	59

ITEM 5. OTHER INFORMATION..................................................................................................................................................	59

ITEM 6. EXHIBITS........................................................................................................................................................................	60

SIGNATURES...............................................................................................................................................................................	61

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the "Quarterly Report"):

Term or Acronym	Definition
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
CCR	Coal combustion residuals
CCR Rule	2015 Coal Combustion Residual Rule
CEO	Chief Executive Officer
CT	Combustion turbine
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
FHP	Financial Hedging Program
GAAP	Accounting principles generally accepted in the United States of America
GAC	Grid access charge
GEH	GE Hitachi Nuclear Energy
Holdco	John Sevier Holdco LLC
JACTG	Johnsonville Aeroderivative Combustion Turbine Generation LLC
JHLLC	Johnsonville Holdco LLC
Johnsonville Facility	Johnsonville Aeroderivative Combustion Turbine Facility
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hours
Legacy CCR Rule	Final legacy CCR rule
LPCs	Local power company customers
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
Moody's	Moody's Investors Service, Inc.
MtM	Mark-to-market
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NES	Nashville Electric Service
NRC	Nuclear Regulatory Commission
PPA(s)	Power Purchase Agreement(s)
RP	Restoration Plan
SCCG	Southaven Combined Cycle Generation LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
TDEC	Tennessee Department of Environment and Conservation
TVA	Tennessee Valley Authority
TVA Act	Tennessee Valley Authority Act of 1933, as amended
TVA Board	TVA Board of Directors
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
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

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
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
•Downgrades of TVA's credit ratings or the United States' sovereign credit ratings, which may negatively impact TVA and the owners of TVA securities;
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
•Inability to adapt to meet changing business conditions as a result of the recent loss of quorum of the TVA Board;
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
•Inability of TVA to achieve or maintain its cost reduction goals, including pursuant to its Enterprise Transformation Program ("ETP"), which may require TVA to increase rates and/or issue more debt than planned;
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

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
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

See also Part I, Item 1A, Risk Factors, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K for the year ended September 30, 2024 (the "Annual Report"), and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A, Risk Factors in this Quarterly Report for a discussion of factors that could cause actual results to differ materially from those in any forward-looking statement.  New factors emerge from time to time, and it is not possible for TVA to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA's business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made, except as required by law.

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

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
Operating revenues
Revenue from sales of electricity	$3,476	$3,093	$6,352	$5,824
Other revenue	56	61	100	95
Total operating revenues	3,532	3,154	6,452	5,919
Operating expenses
Fuel	580	641	1,085	1,137
Purchased power	572	372	966	731
Operating and maintenance	944	889	1,849	1,756
Depreciation and amortization	562	530	1,119	1,051
Tax equivalents	158	141	304	274
Total operating expenses	2,816	2,573	5,323	4,949
Operating income	716	581	1,129	970
Other income, net	12	18	29	41
Other net periodic benefit cost	27	26	52	49
Interest expense	293	266	573	528
Net income	$408	$307	$533	$434
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
Net income	$408	$307	$533	$434
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(4)	(4)	(23)	16
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	(14)	6	23	(13)
Total other comprehensive income (loss)	(18)	2	—	3
Total comprehensive income	$390	$309	$533	$437
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	March 31, 2025	September 30, 2024
Current assets
Cash and cash equivalents	$502	$502
Restricted cash of variable interest entity	25	—
Accounts receivable, net	1,735	1,801
Inventories, net	1,182	1,155
Regulatory assets	241	191
Other current assets	244	120
Total current assets	3,929	3,769

Property, plant, and equipment
Completed plant	70,811	70,989
Less accumulated depreciation	(38,578)	(38,793)
Net completed plant	32,233	32,196
Construction in progress	6,276	4,879
Nuclear fuel	1,271	1,261
Finance leases	702	729
Total property, plant, and equipment, net	40,482	39,065

Investment funds	4,917	4,968

Regulatory and other long-term assets
Regulatory assets	9,414	9,408
Operating lease assets, net of amortization	140	149
Other long-term assets	423	344
Total regulatory and other long-term assets	9,977	9,901

Total assets	$59,305	$57,703
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	March 31, 2025	September 30, 2024
Current liabilities
Accounts payable and accrued liabilities	$2,913	$2,910
Accrued interest	329	280
Asset retirement obligations	316	283
Regulatory liabilities	287	174
Short-term debt, net	351	1,167
Current maturities of power bonds	2,372	1,022
Current maturities of long-term debt of variable interest entities	47	37
Total current liabilities	6,615	5,873

Other liabilities
Post-retirement and post-employment benefit obligations	2,740	2,887
Asset retirement obligations	10,562	10,523
Finance lease liabilities	681	700
Other long-term liabilities	1,551	1,712
Regulatory liabilities	81	83
Total other liabilities	15,615	15,905

Long-term debt, net
Long-term power bonds, net	17,729	17,867
Long-term debt of variable interest entities, net	1,656	897
Total long-term debt, net	19,385	18,764

Total liabilities	41,615	40,542

Contingencies and legal proceedings (Note 21)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	16,970	16,437
Total power program proprietary capital	17,228	16,695
Nonpower programs appropriation investment, net	514	518
Accumulated other comprehensive loss	(52)	(52)
Total proprietary capital	17,690	17,161

Total liabilities and proprietary capital	$59,305	$57,703
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Six Months Ended March 31
 (in millions)

	2025	2024
Cash flows from operating activities
Net income	$533	$434
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	1,130	1,062
Amortization of nuclear fuel cost	139	190
Non-cash retirement benefit expense	74	69
Other regulatory amortization and deferrals	(150)	(4)
Changes in current assets and liabilities
Accounts receivable, net	91	300
Inventories and other current assets, net	(58)	(59)
Accounts payable and accrued liabilities	10	(221)
Accrued interest	53	19
Pension contributions	(154)	(153)
Settlements of asset retirement obligation	(133)	(146)
Other, net	(74)	(60)
Net cash provided by operating activities	1,461	1,431

Cash flows from investing activities
Construction expenditures	(2,396)	(1,625)
Nuclear fuel expenditures	(172)	(170)
Purchases of investments	(4)	(3)
Loans and other receivables
Advances	—	(4)
Repayments	6	4
Other, net	(16)	26
Net cash used in investing activities	(2,582)	(1,772)

Cash flows from financing activities
Long-term debt
Issues of power bonds	1,231	—
Issues of variable interest entities	800	—
Redemptions and repurchases of power bonds	(1)	(1)
Redemptions of debt of variable interest entities	(18)	(17)
Short-term debt issues, net	(815)	386
Payments on leases and leasebacks	(35)	(31)
Financing costs, net	(19)	—
Other, net	2	11
Net cash provided by financing activities	1,145	348
Net change in cash, cash equivalents, and restricted cash	24	7
Cash, cash equivalents, and restricted cash at beginning of period	523	521
Cash, cash equivalents, and restricted cash at end of period	$547	$528
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended March 31, 2025 and 2024
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$258	$15,429	$523	$(28)	$16,182
Net income (loss)	—	309	(2)	—	307
Total other comprehensive income	—	—	—	2	2
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at March 31, 2024	$258	$15,736	$521	$(26)	$16,489

Balance at December 31, 2024	$258	$16,562	$516	$(34)	$17,302
Net income (loss)	—	410	(2)	—	408
Total other comprehensive loss	—	—	—	(18)	(18)
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at March 31, 2025	$258	$16,970	$514	$(52)	$17,690
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Six Months Ended March 31, 2025 and 2024
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2023	$258	$15,302	$525	$(29)	$16,056
Net income (loss)	—	438	(4)	—	434
Total other comprehensive income	—	—	—	3	3
Return on power program appropriation investment	—	(4)	—	—	(4)
Balance at March 31, 2024	$258	$15,736	$521	$(26)	$16,489

Balance at September 30, 2024	$258	$16,437	$518	$(52)	$17,161
Net income (loss)	—	537	(4)	—	533
Total other comprehensive income	—	—	—	—	—
Return on power program appropriation investment	—	(4)	—	—	(4)
Balance at March 31, 2025	$258	$16,970	$514	$(52)	$17,690
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
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

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA's financial condition, results of operations, or cash flows.

Cash, Cash Equivalents, and Restricted Cash

Cash includes cash on hand, non-interest bearing cash, and deposit accounts. All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalents that are restricted, as to withdrawal or use under the terms of certain contractual agreements, are recorded in Other long-term assets on the Consolidated Balance Sheets. Restricted cash and cash equivalents include cash held in trusts that are currently restricted for TVA economic development loans and for certain TVA environmental programs in accordance with agreements related to compliance with certain environmental regulations. In addition, as of March 31, 2025, TVA had restricted cash related to variable interest entities. See Note 10 — Variable Interest Entities.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash (in millions)
	At March 31, 2025	At September 30, 2024
Cash and cash equivalents	$502	$502
Restricted cash of variable interest entity	25	—
Restricted cash and cash equivalents included in Other long-term assets	20	21
Total cash, cash equivalents, and restricted cash	$547	$523

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

The allowance for uncollectible accounts was less than $1 million at both March 31, 2025, and September 30, 2024, for trade accounts receivable. Additionally, loans receivable of $104 million and $105 million at March 31, 2025, and September 30, 2024, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $2 million at both March 31, 2025, and September 30, 2024.

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenues earned during pre-commercial operations at the fair value of the energy delivered based on TVA's hourly incremental dispatch cost. Pre-commercial plant operations began on Paradise combustion turbine ("CT") Units 5-7 in the first quarter of 2024, and the units became operational on December 29, 2023. Estimated revenue of $3 million related to this project was capitalized to offset project costs for the six months ended March 31, 2024, all of which was recognized in the three months ended December 31, 2023. TVA also capitalized related fuel costs for this project of $3 million for the six months ended March 31, 2024, all of which was recognized in the three months ended December
31, 2023. Pre-commercial plant operations began on Johnsonville Aeroderivative CT Units 21-30 during the six months ended March 31, 2025. Estimated revenue of $2 million related to this project was capitalized to offset project costs for both the three

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
and six months ended March 31, 2025. TVA also capitalized related fuel costs for this project of $4 million and $5 million for the three and six months ended March 31, 2025, respectively.

Depreciation

TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies that are updated approximately every five years, with the latest study implemented during the first quarter of 2022. Depreciation expense was $475 million and $450 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense was $945 million and $902 million for the six months ended March 31, 2025 and 2024, respectively. See Note 7 — Plant Closures for a discussion of the impact of plant closures.

2.  Impact of New Accounting Standards and Interpretations

The following accounting standards or rules have been issued but as of March 31, 2025, were not effective and have not been adopted by TVA:

Improvements to Reportable Segment Disclosures
Description	This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment requires a public entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. It also requires a public entity that has a single reportable segment to provide all of the disclosures required by the amendment and all existing segment disclosures. The amendment is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Upon adoption, a public entity should apply the amendments retrospectively to all prior periods presented in the financial statements.
Effective Date for TVA	Annual disclosures to be adopted for the fiscal year ending September 30, 2025 and interim period disclosures to be adopted beginning October 1, 2025.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard will result in TVA including the additional required disclosures, and TVA does not expect an impact on its financial condition, results of operations, or cash flows.

Enhancement and Standardization of Climate-Related Disclosures for Investors
Description	In March 2024, the SEC adopted its climate-related final rule (SEC Release No. 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors). In April 2024, the SEC voluntarily stayed the new rule as a result of pending legal challenges, and in March 2025, the SEC withdrew its legal defense of the rule. The new rule, if implemented as adopted, will require registrants to provide certain climate-related information in their annual reports and registration statements and will also require the dollar impact of severe weather events and other natural conditions, as well as amounts related to carbon offsets and renewable energy credits or certificates, to be disclosed in the audited financial statements in certain circumstances. If the new rule is implemented as adopted, the disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2027 for non-accelerated filers.
Effective Date for TVA	Fiscal year beginning October 1, 2027.
Effect on the Financial Statements or Other Significant Matters	TVA is currently evaluating the impact of the rule on its disclosures.

Disaggregation of Income Statement Expenses
Description	This guidance improves the disclosures about a public entity's expenses in the notes to financial statements and requires disclosure of specified information about certain costs and expenses. The amendment requires a public entity to disclose, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Specified expenses, gains, or losses that are already disclosed under existing US GAAP are required to be included in the disaggregated income statement expense line item disclosures, and any relevant remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The amendment is effective for public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Upon adoption, a public entity can apply the amendments prospectively or apply them retrospectively to all prior periods presented in the financial statements.
Effective Date for TVA	Fiscal year beginning October 1, 2027, and interim periods beginning October 1, 2028.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard will result in TVA including the additional required disclosures, and TVA does not expect an impact on its financial condition, results of operations, or cash flows.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
3. Restructuring

TVA’s demand continues to grow, driving the need for significant future capital investment. TVA must continue to drive efficiencies and cost savings across the enterprise to provide affordable, reliable electricity, while funding the capital investment needed to meet growing demand. This effort has evolved into an Enterprise Transformation Program ("ETP") focused on improving financial health, enhancing asset performance, automating processes, optimizing third-party spend through supply chain, and making the workforce more efficient. As part of these efforts, certain employees are eligible for severance payments. These amounts are recognized in Operating and maintenance expense on TVA's Consolidated Statement of Operations in the period incurred. Severance costs that have been incurred but not paid are included in Accounts payable and accrued liabilities on TVA's Consolidated Balance Sheets. The table below summarizes the activity related to severance costs:

Severance Cost Liability Activity (in millions)
Severance cost liability at September 30, 2024	$—
Liabilities incurred during the period	40
Actual costs paid during the period	(2)
Severance cost liability at March 31, 2025	$38

4.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net (in millions)
	At March 31, 2025	At September 30, 2024
Power receivables	$1,604	$1,683
Other receivables	131	118
Accounts receivable, net(1)	$1,735	$1,801
Note
(1) Allowance for uncollectible accounts was less than $1 million at both March 31, 2025, and September 30, 2024, and therefore is not represented in the table above.

5.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net (in millions)
	At March 31, 2025	At September 30, 2024
Materials and supplies inventory	$970	$931
Fuel inventory	284	286
Renewable energy certificates/emissions allowance inventory, net	9	11
Allowance for inventory obsolescence	(81)	(73)
Inventories, net	$1,182	$1,155

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
6. Other Current Assets

Other current assets consisted of the following:

Other Current Assets (in millions)
	At March 31, 2025	At September 30, 2024
Commodity contract derivative assets	$106	$5
Prepaid software maintenance	38	22
Inventory work-in-progress	33	41
Prepaid insurance	19	19
Current portion of prepaid long-term service agreements	14	7
Cloud assets	5	13
Other	29	13
Other current assets	$244	$120

Commodity Contract Derivative Assets. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

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

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. TVA's decision to retire the two units at Cumberland is estimated to result in approximately $16 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. The cumulative impact approximates $144 million of additional depreciation since January 2023, related to this decision. In addition, TVA's decision to retire the nine units at Kingston is estimated to result in approximately $9 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. The cumulative impact approximates $36 million of additional depreciation since April 2024, related to this decision.

8.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At March 31, 2025	At September 30, 2024
Loans and other long-term receivables, net	$96	$84
Cloud assets	76	35
Prepaid long-term service agreements	67	62
Prepaid capital assets	54	29
EnergyRight® receivables, net	44	44
Commodity contract derivative assets	8	2
Other	78	88
Total other long-term assets	$423	$344

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Loans and Other Long-Term Receivables. At March 31, 2025, and September 30, 2024, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $8 million and $21 million, respectively. Loans receivables are reported net of allowances for uncollectible accounts. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts.

The allowance components, which consist of a collective allowance and specific loans allowance, are based on the risk characteristics of TVA's loans. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans are evaluated on an individual basis.

Allowance Components (in millions)
	At March 31, 2025	At September 30, 2024
EnergyRight® loan reserve	$1	$1
Economic development loan specific loan reserve	1	1
Total allowance for loan losses	$2	$2

Cloud Assets. At March 31, 2025, and September 30, 2024, the carrying amount of the cloud assets reported in Other current assets was $5 million and $13 million, respectively.

Prepaid Long-Term Service Agreements. At March 31, 2025, and September 30, 2024, prepayments of $14 million and $7 million, respectively, were recorded in Other current assets.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's local power company customers ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both March 31, 2025, and September 30, 2024, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $12 million. See Note 11 — Other Long-Term Liabilities for information regarding the associated financing obligation.

Commodity Contract Derivative Assets. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
9.  Regulatory Assets and Liabilities

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

Regulatory Assets and Liabilities (in millions)
	At March 31, 2025	At September 30, 2024
Current regulatory assets
Unrealized losses on commodity derivatives	$3	$102
Unrealized losses on interest rate derivatives	52	54
Fuel cost adjustment receivable	186	35
Total current regulatory assets	241	191

Non-current regulatory assets
Non-nuclear decommissioning costs	6,224	6,187
Retirement benefit plans deferred costs	1,937	1,979
Nuclear decommissioning costs	477	362
Unrealized losses on interest rate derivatives	323	447
Environmental compliance and remediation costs	276	215
Unrealized losses on commodity derivatives	13	64
Other non-current regulatory assets	164	154
Total non-current regulatory assets	9,414	9,408
Total regulatory assets	$9,655	$9,599

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$179	$169
Unrealized gains on commodity derivatives	108	5
Total current regulatory liabilities	287	174

Non-current regulatory liabilities
Retirement benefit plans deferred credits	73	81
Unrealized gains on commodity derivatives	8	2
Total non-current regulatory liabilities	81	83
Total regulatory liabilities	$368	$257

10.  Variable Interest Entities

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

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
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

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, SCCG, JACTG, and JHLLC at March 31, 2025, and September 30, 2024, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At March 31, 2025	At September 30, 2024
Current assets
Restricted cash of variable interest entity	$25	$—
Total assets	$25	$—

Current liabilities
Accrued interest	$29	$9
Accounts payable and accrued liabilities	1	1
Current maturities of long-term debt of variable interest entities	47	37
Total current liabilities	77	47
Other liabilities
Other long-term liabilities	15	16
Long-term debt, net
Long-term debt of variable interest entities, net	1,656	897
Total liabilities	$1,748	$960

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Interest expense of $21 million and $12 million for the three months ended March 31, 2025 and 2024, respectively, and $43 million and $23 million for the six months ended March 31, 2025 and 2024, respectively, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

11.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to operating leases. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At March 31, 2025	At September 30, 2024
Interest rate swap liabilities	$657	$792
Environmental compliance and remediation costs	247	212
Long-term project cost accruals	181	140
Currency swap liabilities	131	109
Operating lease liabilities	80	88
EnergyRight® financing obligation	52	52
Long-term deferred compensation	41	50
Long-term deferred revenue	38	48
Advances for construction	22	55
Commodity contract derivative liabilities	13	64
Other	89	102
Total other long-term liabilities	$1,551	$1,712

Interest Rate Swap Liabilities. See Note 14 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment and Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities.

Environmental Compliance and Remediation Costs. At March 31, 2025, and September 30, 2024, the current amount of the environmental compliance and remediation costs reported in Accounts payable and accrued liabilities was $28 million and $3 million, respectively.

Long-Term Project Cost Accruals. At March 31, 2025, and September 30, 2024, the current amount of the long-term project cost accruals reported in Accounts payable and accrued liabilities was $213 million and $124 million, respectively.

Currency Swap Liabilities. See Note 14 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment and Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

Operating Lease Liabilities. At March 31, 2025, and September 30, 2024, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $65 million and $63 million, respectively.

EnergyRight® Financing Obligation. At both March 31, 2025, and September 30, 2024, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was $13 million. See Note 8 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Compensation. At March 31, 2025, and September 30, 2024, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $44 million and $74 million, respectively.

Long-Term Deferred Revenue. At March 31, 2025, and September 30, 2024, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $41 million and $28 million, respectively.

Advances for Construction. At March 31, 2025, and September 30, 2024, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $105 million and $60 million, respectively.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Commodity Contract Derivative Liabilities. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

12.  Asset Retirement Obligations

During the six months ended March 31, 2025, TVA's total asset retirement obligations ("ARO") liability increased $72 million as a result of increases from periodic accretion, partially offset by revisions in estimate to non-nuclear asset AROs and settlements related to retirement projects that were conducted during the period. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the six months ended March 31, 2025, $110 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 9 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 15 — Fair Value Measurements — Investment Funds and Note 21 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity (in millions)
	Nuclear	Non-nuclear	Total
Balance at September 30, 2024	$3,814	$6,992	$10,806	(1)
Settlements	(9)	(114)	(123)
Revisions in estimate (non-cash)	2	(24)	(22)
Accretion (recorded as regulatory asset)	86	131	217
Balance at March 31, 2025	$3,893	$6,985	$10,878	(1)
Note
(1) Includes $316 million and $283 million at March 31, 2025, and September 30, 2024, respectively, in Current liabilities.

Revisions in non-nuclear estimates decreased the liability balance by $24 million for the six months ended March 31, 2025. The decrease was primarily attributable to a change in closure liabilities of $34 million at Paradise Fossil Plant based on scope changes, new vendor bids, and updated cost estimates for activities associated with final closure. The decrease was partially offset by increased revisions in estimates of $16 million related to the final legacy coal combustion residual rule ("Legacy CCR Rule").

13.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at March 31, 2025, and September 30, 2024, consisted of the following:

Debt Outstanding (in millions)
	At March 31, 2025	At September 30, 2024
Short-term debt
Short-term debt, net of discounts	$351	$1,167
Current maturities of power bonds issued at par	2,372	1,022
Current maturities of long-term debt of VIEs issued at par	47	37
Total current debt outstanding, net	2,770	2,226
Long-term debt
Long-term power bonds(1)	17,876	17,995
Long-term debt of VIEs, net	1,656	897
Unamortized discounts, premiums, issue costs, and other	(147)	(128)
Total long-term debt, net	19,385	18,764
Total debt outstanding	$22,155	$20,990
Note
(1) Includes total net exchange gain from currency transactions of $80 million and $62 million at March 31, 2025, and September 30, 2024, respectively.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2024, to March 31, 2025:

Debt Securities Activity
	Date	Amount (in millions)
Issues
Debt of variable interest entities	October 2024	$800
2025 Series A(1)	February 2025	1,250
Discount on debt issues		(19)
Total long-term debt issues		$2,031

Redemptions/Maturities(2)
2009 Series B	December 2024	$1
Total redemptions/maturities of power bonds		1
Debt of variable interest entities		18
Total redemptions/maturities of debt		$19
Notes
(1) The 2025 Series A Bonds were issued at 98.517 percent of par.
(2) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA has funding available under four revolving credit facilities totaling $2.7 billion. See the table below for additional information on the four revolving credit facilities. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At March 31, 2025, and September 30, 2024, there were $571 million and $566 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. TVA's letters of credit are primarily posted as collateral under TVA's interest rate swaps. See Note 14 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral. TVA may also post collateral for TVA's currency swaps, for commodity derivatives under the Financial Hedging Program ("FHP"), or for certain transactions with third parties that require TVA to post letters of credit.

The following table provides additional information regarding TVA's funding available under the four revolving credit facilities:

Summary of Credit Facilities At March 31, 2025 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
March 2026	$150	$38	$—	$112
September 2026	1,000	122	—	878
March 2027	1,000	197	—	803
February 2028	500	214	—	286
Total	$2,650	$571	$—	$2,079

TVA and the United States ("U.S.") Department of the Treasury ("U.S. Treasury"), pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2025 with a maturity date of September 30, 2025. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at March 31, 2025. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
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
			Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2025	2024	2025	2024
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$(4)	$(4)	$(23)	$16

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	2025	2024	2025	2024
Currency swaps	$14	$(6)	$(23)	$13
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
			Three Months Ended March 31		Six Months Ended March 31
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2025	2024	2025	2024
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(12)	$(7)	$(22)	$(15)

Commodity derivatives under the FHP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	(14)	(101)	(51)	(155)
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
(losses) for the three and six months ended March 31, 2025 and for the three and six months ended March 31, 2024.
(2) Of the amount recognized for the three months ended March 31, 2025, $12 million and $2 million were reported in Fuel expense and Purchased power expense, respectively, and of the amount recognized for the three months ended March 31, 2024, $83 million and $18 million were reported in Fuel expense and Purchased power expense, respectively. Of the amount recognized for the six months ended March 31, 2025, $42 million and $9 million were reported in Fuel expense and Purchased power expense, respectively, and of the amount recognized for the six months ended March 31, 2024, $127 million and $28 million were reported in Fuel expense and Purchased power expense, respectively.

Fair Values of TVA Derivatives (in millions)
	At March 31, 2025		At September 30, 2024
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(63)	Accounts payable and accrued liabilities $(5); Other long-term liabilities $(58)	$(49)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(45)
£150 million Sterling	(76)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(73)	(67)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(64)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(531)	Accounts payable and accrued liabilities $(10); Accrued interest $(28); Other long-term liabilities $(493)	$(622)	Accounts payable and accrued liabilities $(10); Accrued interest $(26); Other long-term liabilities $(586)
$476 million notional	(176)	Accounts payable and accrued liabilities $(3); Accrued interest $(9); Other long-term liabilities $(164)	(218)	Accounts payable and accrued liabilities $(3); Accrued interest $(9); Other long-term liabilities $(206)
Commodity contract derivatives	5	Other current assets $10; Accounts payable and accrued liabilities $(2); Other long-term liabilities $(3)	2	Other current assets $5; Other long-term assets $2; Accounts payable and accrued liabilities $(3); Other long-term liabilities $(2)
Commodity derivatives under the FHP	95	Accounts receivable $2; Other long-term assets $8; Other current assets $96; Accounts payable and accrued liabilities $(1); Other long-term liabilities $(10)	(161)	Accounts payable and accrued liabilities $(99); Other long-term liabilities $(62)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had two currency swaps outstanding at March 31, 2025, with total currency exposure of £400 million and expiration dates in 2032 and 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets,

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended March 31, 2025 and 2024, the changes in fair market value of the interest rate swaps resulted in the increase in unrealized losses of $42 million and the reduction in unrealized losses of $94 million, respectively. For the six months ended March 31, 2025 and 2024, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $135 million and the increase in unrealized losses of $95 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA may also enter into power purchase agreements ("PPAs") that provide an option to financially settle contracted power deliveries. This option creates an embedded derivative in the hosting PPA. TVA marks to market these contracts and defers the unrealized gains (losses) as regulatory liabilities (assets). At March 31, 2025, TVA's natural gas contract derivatives had terms of up to 11 years.

Commodity Contract Derivatives
	At March 31, 2025			At September 30, 2024
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	39	468 million mmBtu	$5	45	321 million mmBtu	$2

Commodity Derivatives under the FHP. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's FHP policy prohibits trading financial instruments under the FHP for speculative purposes. At March 31, 2025, TVA's natural gas swap contracts under the FHP had remaining terms of up to three years.

Commodity Derivatives under Financial Hedging Program(1)
	At March 31, 2025				At September 30, 2024
	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)
Natural gas swap contracts	161	244	million mmBtu	$95	126	230	million mmBtu	$(161)
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

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At March 31, 2025	At September 30, 2024
Assets
Commodity contract derivatives	$10	$7
Commodity derivatives under the FHP(2)	106	—
Total derivatives subject to master netting or similar arrangement	$116	$7

Liabilities
Currency swaps	$139	$116
Interest rate swaps(3)	707	840
Commodity contract derivatives	5	5
Commodity derivatives under the FHP(2)	11	161
Total derivatives subject to master netting or similar arrangement	$862	$1,122
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no other material offsetting amounts on TVA's Consolidated Balance Sheets at either March 31, 2025, or September 30, 2024.
(2) At March 31, 2025, the gross derivative asset and gross derivative liability were $122 million and $27 million, respectively, with offsetting amounts for each totaling $16 million. At September 30, 2024, the gross derivative asset and gross derivative liability were $4 million and $165 million, respectively, with offsetting amounts for each totaling $4 million.
(3) Letters of credit of $465 million and $535 million were posted as collateral at March 31, 2025, and September 30, 2024, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), the TVA Deferred Compensation Plan ("DCP"), and the Restoration Plan ("RP"). See Note 15 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At March 31, 2025, and September 30, 2024, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $16 million and $11 million at March 31, 2025, and September 30, 2024, respectively.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At March 31, 2025, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $862 million.  TVA's collateral obligations at March 31, 2025, under these arrangements were $462 million, for which TVA had posted $465 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the interest rate swap contracts as a result of this posted collateral.

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

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
master purchase and sale agreements.

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to local power company customers ("LPCs"), and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.6 billion and $1.7 billion of receivables from power sales outstanding at March 31, 2025, and September 30, 2024, respectively, nearly all of the counterparties were rated investment grade. The majority of the obligations of these customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 4 — Accounts Receivable, Net, and Note 8 — Other Long-Term Assets.

TVA had revenue from two LPCs that collectively accounted for 15 percent of total operating revenues for both the six months ended March 31, 2025 and 2024.

Suppliers.  TVA assesses potential supplier performance risks, including procurement of fuel, purchased power, parts, and services. If suppliers are unable or unwilling to perform under TVA's existing contracts, if TVA is unable to obtain similar services or supplies from other vendors, or if there are significant changes to tariffs impacting suppliers, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. If certain fuel or purchased power suppliers fail to perform under the terms of their contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract. In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power. TVA continues evaluating potential supplier performance risks and supplier impact but cannot determine or predict the duration of such risks/impacts or the extent to which such risks/impacts could affect TVA's business, operations, and financial results or cause potential business disruptions.

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

Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers as of March 31, 2025. The contracted supply of coal is sourced from several geographic regions of the U.S. and is delivered via barge and rail. As a result of emerging technologies, environmental regulations, industry trends, and natural gas market volatility over the past few years, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies, restructuring, mine closures, or other scenarios. A long-term continued decline in demand for coal could result in more consolidations, additional bankruptcies, restructuring, mine closures, or other scenarios.

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

Other Suppliers. Mounting solar supply chain constraints, commodity price increases, and the trade policy investigations into solar panel imports have created challenges for the U.S. solar industry. TVA's existing solar PPA portfolio is

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
not immune from these challenges. Similar to the experience of the rest of the industry, the majority of TVA's contracted PPAs from previous requests for proposals that are not yet online have been impacted by project delays and price increases.

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At March 31, 2025, all of TVA's commodity derivatives under the FHP, currency swaps, and interest rate swaps were with counterparties whose Moody's credit ratings were A2 or higher. TVA classifies forward natural gas contracts as derivatives. At March 31, 2025, the forward natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

At March 31, 2025, Investment funds were comprised of $4.9 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, DCP, and RP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $3.3 billion and $1.5 billion, respectively, at March 31, 2025.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
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

Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $371 million, private real assets of $116 million, and private credit of $86 million at March 31, 2025. The ART had unfunded commitments related to limited partnerships in private equity of $142 million, private real assets of $63 million, and private credit of $46 million at March 31, 2025. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. Private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Realized and unrealized gains and losses on equity and trading debt securities are recognized in current earnings and are based on average cost. The gains and losses of the NDT and ART are subsequently reclassified to a regulatory asset or liability account in accordance with TVA's regulatory accounting policy. See Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Annual Report and Note 9 — Regulatory Assets and Liabilities. TVA recorded unrealized gains and losses related to its equity and trading debt securities held during each period as follows:

Unrealized Investment Gains (Losses)(1) (in millions)
		Three Months Ended March 31		Six Months Ended March 31
Fund	Financial Statement Presentation	2025	2024	2025	2024
NDT	Regulatory assets(2)	$8	$54	$(67)	$251
ART	Regulatory assets(3)	(8)	34	(28)	123
SERP	Other income, net	—	2	(6)	9
DCP	Other income, net	(1)	1	(2)	2
Notes
(1) The unrealized gains for the RP were less than $1 million for both the three and six months ended March 31, 2025 and three and six months ended March 31, 2024, and therefore were not represented in the table above.
(2) Includes $33 million of unrealized losses and $24 million of unrealized gains related to NDT equity securities (excluding commingled funds) for the three months ended March 31, 2025 and 2024, respectively. Includes $61 million of unrealized losses and $70 million of unrealized gains related to NDT equity securities (excluding commingled funds) for the six months ended March 31, 2025 and 2024, respectively.
(3) Includes $6 million of unrealized losses and $8 million of unrealized gains related to ART equity securities (excluding commingled funds) for the three months ended March 31, 2025 and 2024, respectively. Includes $14 million of unrealized losses and $24 million of unrealized gains related to ART equity securities (excluding commingled funds) for the six months ended March 31, 2025 and 2024, respectively.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2024) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a less than $1 million decrease in the fair value of liabilities at March 31, 2025.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2025, and September 30, 2024. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At March 31, 2025 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$692	$—	$—	$692
Government debt securities(1)(2)	410	47	—	457
Corporate debt securities(3)	—	369	—	369
Mortgage and asset-backed securities	—	39	—	39
Institutional mutual funds	333	—	—	333
Forward debt securities contracts	—	16	—	16
Cash equivalents and other short-term investments(2)(4)	46	198	—	244
Private equity funds measured at net asset value(5)	—	—	—	762
Private real asset funds measured at net asset value(5)	—	—	—	450
Private credit funds measured at net asset value(5)	—	—	—	263
Commingled funds measured at net asset value(5)	—	—	—	1,292
Total investments	1,481	669	—	4,917
Commodity contract derivatives	—	10	—	10
Commodity derivatives under the FHP	—	106	—	106
Total	$1,481	$785	$—	$5,033

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(6)	$—	$139	$—	$139
Interest rate swaps	—	707	—	707
Commodity contract derivatives	—	5	—	5
Commodity derivatives under the FHP	—	11	—	11
Total	$—	$862	$—	$862
Notes
(1) Includes obligations of government-sponsored entities.
(2) There are $410 million of U.S. Treasury securities in Level 1 Government debt securities and $46 million of U.S. Treasury securities in Level 1 Cash equivalents and other short-term investments for a total of $456 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
(3) Includes both U.S. and foreign debt.
(4) Includes $62 million net payables (interest receivable, dividends receivable, receivables for investments sold, and payables for investments purchased), and $168 million of repurchase agreements in Level 2 Cash equivalents and other short-term investments.
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

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM

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

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at March 31, 2025, and September 30, 2024, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at March 31, 2025, and September 30, 2024, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At March 31, 2025		At September 30, 2024
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$56	$56	$56	$56

Loans and other long-term receivables, net (including current portion)	Level 2	104	97	105	99

EnergyRight® financing obligations (including current portion)	Level 2	65	73	66	74

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	16	18	17	19

Long-term outstanding power bonds, net (including current maturities)	Level 2	20,101	20,115	18,889	19,416

Long-term debt of VIEs, net (including current maturities)	Level 2	1,703	1,702	934	966

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

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
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

LPC sales
Approximately 92 percent of TVA's Revenue from sales of electricity for both the three and six months ended March 31, 2025, and the three and six months ended March 31, 2024, was from LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Disaggregated Revenues

During the three and six months ended March 31, 2025, revenues generated from TVA's electricity sales were $3.5 billion and $6.4 billion, respectively, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three and six months ended March 31, 2025 and 2024, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
Alabama	$520	$457	$951	$865
Georgia	94	80	168	149
Kentucky	214	201	396	378
Mississippi	307	284	576	539
North Carolina	28	28	49	51
Tennessee	2,298	2,027	4,184	3,816
Virginia	16	14	28	25
Subtotal	3,477	3,091	6,352	5,823
Off-system sales	1	2	2	4
Revenue capitalized during pre-commercial plant operations(1)	(2)	—	(2)	(3)
Revenue from sales of electricity	3,476	3,093	6,352	5,824
Other revenue	56	61	100	95
Total operating revenues	$3,532	$3,154	$6,452	$5,919
Note
(1) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 21-30 in the six months ended March 31, 2025 and Paradise CT Units 5-7 in the six months ended March 31, 2024, all of which was recognized in the three months ended December 31, 2023.

TVA's operating revenues by customer type for the three and six months ended March 31, 2025 and 2024, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
Revenue from sales of electricity
Local power companies	$3,199	$2,842	$5,815	$5,329
Industries directly served	245	221	475	438
Federal agencies and other	34	30	64	60
Revenue capitalized during pre-commercial plant operations(1)	(2)	—	(2)	(3)
Revenue from sales of electricity	3,476	3,093	6,352	5,824
Other revenue	56	61	100	95
Total operating revenues	$3,532	$3,154	$6,452	$5,919
Note
(1) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 21-30 in the six months ended March 31, 2025 and Paradise CT Units 5-7 in the six months ended March 31, 2024, all of which was recognized in the three months ended December 31, 2023.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA’s failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $61 million and $54 million for the three months ended March 31, 2025 and 2024, respectively. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $111 million and $101 million for the six months ended March 31, 2025 and 2024, respectively. In 2020, TVA

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
provided participating LPCs a flexibility option, named Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in 2023 which permit projects to be located anywhere in TVA's service area, either connected to the LPC distribution system or TVA's transmission system, and make it easier for LPCs to partner in projects. As of March 31, 2025, 148 LPCs had signed the Partnership Agreement with TVA, and 107 LPCs had signed a Power Supply Flexibility Agreement.

The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three and six months ended March 31, 2025, and the percentage those revenues comprised of TVA's total operating revenues for the same period, are summarized in the table below:

TVA Local Power Company Contracts At or for the Three Months Ended March 31, 2025
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	148	$2,799	79.2%
5-year termination notice	5	400	11.3%
Total	153	$3,199	90.5%
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

TVA Local Power Company Contracts At or for the Six Months Ended March 31, 2025
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	148	$5,071	78.6%
5-year termination notice	5	744	11.5%
Total	153	$5,815	90.1%
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

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES accounted for seven percent and eight percent, respectively, of TVA's total operating revenues for both the six months ended March 31, 2025 and the six months ended March 31, 2024.

Contract Balances

Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at March 31, 2025.

Contract liabilities represent an entity's obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation. See Economic Development Incentives below and Note 11 — Other Long-Term Liabilities — Long-Term Deferred Revenue.

Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $83 million and $80 million for the three months ended March 31, 2025 and 2024, respectively. Incentives recorded as a reduction to revenue were $168 million and $153 million for the six months ended March 31, 2025 and 2024, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At March 31, 2025, and September 30, 2024, the outstanding unpaid incentives were $194 million and $187 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
17.  Other Income, Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income, Net (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
Interest income	$11	$10	$21	$20
External services	5	4	14	8
Gains (loss) on investments	—	5	(2)	14
Miscellaneous	(4)	(1)	(4)	(1)
Total other income, net	$12	$18	$29	$41

18. Supplemental Cash Flow Information

Construction in progress and nuclear fuel expenditures included in Accounts payable and accrued liabilities at March 31, 2025 and 2024, were $953 million and $568 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the six months ended March 31, 2025 and 2024 as non-cash investing activities. ARO project accruals included in Accounts payable and accrued liabilities at March 31, 2025 and 2024, were $35 million and $47 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the six months ended March 31, 2025 and 2024, as non-cash operating activities.

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

The components of net periodic benefit cost for the three and six months ended March 31, 2025 and 2024, were as follows:

Components of Net Periodic Benefit Cost(1) (in millions)
	For the Three Months Ended March 31				For the Six Months Ended March 31
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$8	$8	$3	$2	$16	$15	$6	$5
Interest cost	132	145	5	6	263	289	9	11
Expected return on plan assets	(127)	(123)	—	—	(253)	(247)	—	—
Amortization of prior service credit	(23)	(23)	(5)	(5)	(45)	(45)	(9)	(9)
Recognized net actuarial loss (gain)	45	25	—	1	87	50	—	—
Total net periodic benefit cost	35	32	3	4	68	62	6	7
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

TVA's minimum required pension plan contribution for 2025 is $300 million. TVA contributes $25 million per month to TVARS and as of March 31, 2025, had contributed $150 million. The remaining $150 million will be contributed by September 30, 2025. For the six months ended March 31, 2025, TVA also contributed $66 million to the 401(k) plan, $13 million (net of $2 million in rebates) to the other post-retirement plans, and $4 million to the SERP.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
20. Collaborative Arrangement

In 2023, TVA, Ontario Power Generation, BWRX TCA sp. z.o.o., and GE Hitachi Nuclear Energy ("GEH") entered into a multi-party collaborative arrangement to advance the global deployment of the GEH BWRX-300 small modular reactor. GEH is responsible for standard design development. Under the agreement, TVA will contribute up to $93 million for design costs incurred by GEH through 2026. At the time feasibility is determined, TVA will have the right to use the design and may receive additional economic benefits.

Payments pursuant to the agreement are recorded as research and development expense, which is reflected as Operating and maintenance expense on TVA's Consolidated Statement of Operations in the period incurred. TVA recorded $3 million and $8 million of expenses related to this agreement for the three months ended March 31, 2025 and 2024, respectively. TVA recorded $10 million and $17 million of expenses related to this agreement for the six months ended March 31, 2025 and 2024, respectively. TVA also had a $6 million letter of credit posted under this arrangement at March 31, 2025.

21.  Contingencies and Legal Proceedings

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options authorized by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At March 31, 2025, $3.9 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2022. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

TVA maintains an NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  See Note 15 — Fair Value Measurements — Investment Funds. TVA monitors the value of its NDT and believes that, over the long term and

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments and additional contributions, if necessary, will be available to support decommissioning.  TVA's operating nuclear power units are licensed through various dates between 2033 - 2055, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC. See Note 9 — Regulatory Assets and Liabilities and Note 12 — Asset Retirement Obligations.

Non-nuclear Decommissioning.  At March 31, 2025, $7.0 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

TVA maintains an ART to help fund the ultimate decommissioning of its non-nuclear power assets.  See Note 15 — Fair Value Measurements — Investment Funds. Estimates involved in determining if additional funding will be made to the ART include inflation rate, rate of return projections on the fund investments, and the planned use of other sources to fund decommissioning costs. See Note 9 — Regulatory Assets and Liabilities and Note 12 — Asset Retirement Obligations.

Environmental Matters. TVA's generation activities, like those across the utility industry and in other industrial sectors, are subject to federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA's activities include air quality control, greenhouse gas ("GHG") emissions, water quality control, and management and disposal of solid and hazardous wastes.  Regulations in these major areas have become more stringent in recent years and have had a particular emphasis on climate change, renewable generation, and energy efficiency.

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA's coal-fired and natural gas-fired generating units in general and emissions of pollutants from those units.  Failure to comply with environmental and safety requirements can result in enforcement actions and litigation, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or temporary or permanent closure of non-compliant facilities. Historical non-compliance can also lead to difficulty in renewing existing permits, as well as difficulty in obtaining permits to bring new generation facilities online. Other obstacles to renewal or permitting of new facilities include a proliferation of non-government organizations seeking to use litigation tools to drive up costs associated with, and delay or prevent permitting of, new fossil fuel facilities and related infrastructure in favor of renewable energy projects.

Compliance with the Environmental Protection Agency's ("EPA") 2015 CCR rule, as revised ("2015 CCR Rule") required implementation of a groundwater monitoring program, additional engineering, evaluation of authorized closure methods, coordination with certain state authorities, and ongoing analysis at each TVA CCR unit. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation and/or remediation. In addition, on May 8, 2024, EPA published its Legacy CCR Rule, which expands the scope of the existing regulatory requirements of the 2015 CCR Rule to include two additional classes of CCR units: Legacy Surface Impoundments and Coal Combustion Residual Management Units. As a result of the enactment of the final rule, during 2024, TVA recorded additional estimated AROs and recorded a corresponding regulatory asset due to AROs being associated with closed sites and asset retirement costs having been fully depreciated. However, the amounts recorded are subject to various uncertainties, and actual amounts may differ materially based upon a number of factors, including, but not limited to, the outcome of legal challenges to the Legacy CCR Rule, ongoing evaluations of the number and scope of newly regulated units, determinations on final closure requirements and performance standards, and possible changes to the Legacy CCR Rule by EPA.

In May 2024, EPA also published (1) a final rule that establishes more stringent technology-based effluent limitations for four wastewater streams from coal-fired plants, (2) a rule that strengthens and updates the Mercury and Air Toxics Standards for electric generating units to reflect recent developments in control technologies, and (3) a rule that establishes GHG emission guidelines for existing coal-fired plants and GHG performance standards for new natural gas-fired power plants. These rules are all currently being reconsidered by EPA and are also all subject to legal challenges. If these rules move forward as written and the challenges are not successful, TVA would incur substantial costs to comply with the rules.

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At March 31, 2025, and September 30, 2024, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was $10 million

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
and $15 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

In August 2015, the Tennessee Department of Environment and Conservation ("TDEC") issued an order that includes an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. TVA is also following a similar process pursuant to a consent order. At March 31, 2025, and September 30, 2024, TVA's estimated liability for costs associated with environmental remediation activities for the sites covered by these orders for which sufficient information is available to develop a cost estimate was approximately $276 million and $215 million, respectively, on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The current estimated time frame for work related to these remediation activities for which TVA has a cost estimate is through 2044.

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

Case Involving Kingston Gas-Fired Plant. On October 10, 2024, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club filed a lawsuit in the U.S. District Court for the Eastern District of Tennessee alleging that TVA violated NEPA and TVA's least-cost planning obligations in deciding to build a gas plant at its Kingston Facility. TVA filed its response on December 16, 2024. TVA cannot predict the outcome of this litigation. See Note 22 — Commitments and Contingencies — Legal Proceedings — Case Involving Kingston Gas-Fired Plant in the Annual Report.

Challenge to Kingston Construction Permit. On December 16, 2024, the Southern Environmental Law Center filed an appeal on behalf of Appalachian Voices challenging the construction permit that the Technical Secretary acting on behalf of the Tennessee Air Pollution Control Board issued to TVA on November 15, 2024, for the construction of natural gas generation at Kingston. Appalachian Voices alleges that TDEC unlawfully issued a construction permit that would allow TVA to construct the plant without meeting the requirements set forth in the Tennessee Air Quality Act's and Federal Clean Air Act’s Prevention of Significant Deterioration program. Among other things, Appalachian Voices is requesting that the Tennessee Air Pollution Control Board stay the effectiveness of the permit and order TDEC to revoke the permit. On January 7, 2025, TVA filed a petition to intervene in the administrative proceeding, which was granted on January 15, 2025. The parties filed competing motions for summary judgement on March 14, 2025. TVA cannot predict the outcome of this litigation.

Challenge to Certificate for Cumberland Pipeline. On April 29, 2024, the Southern Environmental Law Center, on behalf of the Sierra Club and Appalachian Voices, filed a petition with the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging FERC’s issuance of a certificate of public convenience for the pipeline that will need to be constructed in order for TVA to operate the Cumberland Combined Cycle Plant (the “Cumberland Pipeline”). The petitioners allege that they and their members have been and will be aggrieved by the approval, construction, and operation of the Cumberland Pipeline and are asking the D.C. Circuit to review and set aside FERC’s order approving the pipeline. The D.C. Circuit heard oral arguments on the merits on March 4, 2025, but has not yet issued a ruling. TVA, the Tennessee Valley Public Power Association, and Tennessee Gas Pipeline Company, L.L.C., which has contracted with TVA to build and operate the pipeline, have intervened in the proceeding. TVA cannot predict the outcome of this litigation.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
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

Executive Overview

TVA's operating revenues were $6.5 billion and $5.9 billion for the six months ended March 31, 2025 and 2024, respectively. Operating revenues increased for the six months ended March 31, 2025, as compared to the same period of the prior year, primarily as a result of higher sales volume, effective base rates, and effective fuel rates. Effective base rates were higher primarily due to the TVA Board of Directors ("TVA Board") action to approve a 5.25 percent wholesale base rate increase effective October 1, 2024. The higher sales volume was driven primarily by increases within the data processing, hosting, and related services sector and an increase in heating degree days. Higher effective fuel rates were due primarily to using higher cost coal and natural gas generation due to less availability of nuclear generation as compared to the same period of the prior year.

Total operating expenses increased $374 million for the six months ended March 31, 2025, as compared to the six months ended March 31, 2024. Fuel and purchased power expense increased $183 million for the six months ended March 31, 2025, as compared to the same period of the prior year, primarily due to higher demand for purchased power as a result of less availability of nuclear generation. There was a $93 million increase in Operating and maintenance expense primarily due to increases in payroll and benefit costs related to severance costs associated with Enterprise Transformation Program ("ETP") efforts, labor escalation for cost of living increases, and additional headcount and an increase in outage expense primarily due to the scope and timing of coal and natural gas outages and an increase in nuclear outage days. In addition, Depreciation and amortization expense increased $68 million primarily as a result of increases in the amortization expense of finance leases and amortization expense of decommissioning costs recovered in rates, the decision to retire Kingston Fossil Plant ("Kingston"), and additions to net completed plant.

Pre-commercial plant operations began on Johnsonville Aeroderivative combustion turbine ("CT") Units 25-28 in the first quarter of 2025 and began on Units 21-24 and 29-30 in the second quarter of 2025.

On January 22, 2025, TVA reached an all-time record high peak power demand of approximately 35,430 megawatts ("MW"). This peak was over 800 MW greater than TVA's previous all-time peak set in January 2024.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Results of Operations

Sales of Electricity

Sales of electricity were 42,745 million and 40,636 million kilowatt hours ("kWh") for the three months ended March 31, 2025 and 2024, respectively. Sales of electricity were 80,776 million and 77,971 million kWh for the six months ended March 31, 2025 and 2024, respectively. The total sales of electricity during the six months ended March 31, 2025 included 59 thousand kWh of pre-commercial generation at Johnsonville Aeroderivative CT Units 21-30, of which 49 thousand kWh was recognized in the three months ended March 31, 2025. The total sales of electricity during the six months ended March 31, 2024 included 137 thousand kWh of pre-commercial generation at Paradise CT Units 5-7, all of which was recognized in the three months ended December 31, 2023. TVA sells power at wholesale rates to local power company customers ("LPCs") that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

The following charts compare TVA's sales of electricity by customer type for the periods indicated:

The following charts show a breakdown of TVA's energy load:
Note
Information included in the charts above was derived from energy usage of directly served customers and customers served by LPCs during calendar year ("CY") 2024, and these graphs will continue to be updated on a CY basis.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit.

	Degree Days
	Variation from Normal						Change from Prior Period
	2025	Normal	Percent Variation	2024	Normal	Percent Variation	Percent Change
Heating Degree Days
Three Months Ended March 31	1,761	1,689	4.3%	1,583	1,709	(7.4)%	11.2%
Six Months Ended March 31	2,743	2,932	(6.4)%	2,678	2,952	(9.3)%	2.4%

Cooling Degree Days
Three Months Ended March 31	12	10	20.0%	9	10	(10.0)%	33.3%
Six Months Ended March 31	101	71	42.3%	78	71	9.9%	29.5%

Sales of electricity increased five percent for the three months ended March 31, 2025, as compared to the same period of the prior year. The increased sales volume was primarily driven by increases within the data processing, hosting, and related services sector. In addition, there was an 11 percent increase in heating degree days as compared to the same period of the prior year.

Sales of electricity increased four percent for the six months ended March 31, 2025, as compared to the same period of the prior year. The increased sales volume was primarily driven by increases within the data processing, hosting, and related services sector. In addition, there was a 2 percent increase in heating degree days as compared to the same period of the prior year.

Financial Results

The following table compares operating results for the three and six months ended March 31, 2025 and 2024:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended March 31				Six Months Ended March 31
	2025	2024	Change	Percent Change	2025	2024	Change	Percent Change
Operating revenues	$3,532	$3,154	$378	12.0%	$6,452	$5,919	$533	9.0%
Operating expenses	2,816	2,573	243	9.4%	5,323	4,949	374	7.6%
Operating income	716	581	135	23.2%	1,129	970	159	16.4%
Other income, net	12	18	(6)	(33.3)%	29	41	(12)	(29.3)%
Other net periodic benefit cost	27	26	1	3.8%	52	49	3	6.1%
Interest expense	293	266	27	10.2%	573	528	45	8.5%
Net income	$408	$307	$101	32.9%	$533	$434	$99	22.8%

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Operating Revenues.  Operating revenues for the three months ended March 31, 2025 and 2024, were $3.5 billion and $3.2 billion, respectively. Operating revenues for the six months ended March 31, 2025 and 2024, were $6.5 billion and $5.9 billion, respectively. The following table compares TVA's operating revenues for the periods indicated:

Operating Revenues by Customer Type (in millions)
	Three Months Ended March 31				Six Months Ended March 31
	2025	2024	Change	Percent Change	2025	2024	Change	Percent Change
Operating revenues
Local power company customers	$3,199	$2,842	$357	12.6%	$5,815	$5,329	$486	9.1%
Industries directly served	245	221	24	10.9%	475	438	37	8.4%
Federal agencies and other	34	30	4	13.3%	64	60	4	6.7%
Revenue capitalized during pre-commercial plant operations(1)	(2)	—	(2)	—%	(2)	(3)	1	(33.3)%
Other revenue	56	61	(5)	(8.2)%	100	95	5	5.3%
Total operating revenues	$3,532	$3,154	$378	12.0%	$6,452	$5,919	$533	9.0%
Note
(1) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 21-30 in the six months ended March 31, 2025 and Paradise CT Units 5-7 in the six months ended March 31, 2024, all of which was recognized in the three months ended December 31, 2023.

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES accounted for seven percent and eight percent, respectively, of TVA's total operating revenues for both the six months ended March 31, 2025 and the six months ended March 31, 2024.

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

TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of March 31, 2025, 148 LPCs had signed the 20-year Partnership Agreement with TVA.

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

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
The changes in revenue components are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended March 31			Six Months Ended March 31
	2025	2024	Change	2025	2024	Change
Base revenue
Energy revenue	$1,403	$1,263	$140	$2,591	$2,375	$216
Demand revenue	1,120	967	153	2,025	1,835	190
Grid access charge	162	155	7	324	311	13
Long-term partnership credits for LPCs	(61)	(54)	(7)	(111)	(101)	(10)
Other charges and credits(1)	(196)	(169)	(27)	(356)	(309)	(47)
Total base revenue	2,428	2,162	266	4,473	4,111	362
Fuel cost recovery	1,049	929	120	1,879	1,712	167
Off-system sales	1	2	(1)	2	4	(2)
Pre-commercial operations(2)	(2)	—	(2)	(2)	(3)	1
Revenue from sales of electricity	3,476	3,093	383	6,352	5,824	528
Other revenue	56	61	(5)	100	95	5
Total operating revenues	$3,532	$3,154	$378	$6,452	$5,919	$533
Notes
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 16 — Revenue.
(2) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 21-30 in the six months ended March 31, 2025 and Paradise CT Units 5-7 in the six months ended March 31, 2024, all of which was recognized in the three months ended December 31, 2023.

Operating revenues increased $378 million for the three months ended March 31, 2025, as compared to the same period of the prior year, primarily due to a $266 million increase in base revenue. The $266 million increase in base revenue was driven by a $161 million increase attributable to higher sales volume and a $105 million increase attributable to higher effective base rates. The higher sales volume was driven primarily by increases within the data processing, hosting, and related services sector and an increase in heating degree days. The increase in effective base rates was primarily due to the TVA Board action to approve a 5.25 percent wholesale base rate increase effective October 1, 2024. In addition, there was a $120 million increase in fuel cost recovery revenue driven by a $71 million increase attributable to higher effective fuel rates and a $49 million increase attributable to higher sales volume. The higher fuel rates were due primarily to using higher cost coal and natural gas generation due to less availability of nuclear generation as compared to the same period of the prior year.

Operating revenues increased $533 million for the six months ended March 31, 2025, as compared to the same period of the prior year, primarily due to a $362 million increase in base revenue. The $362 million increase in base revenue was driven by a $202 million increase attributable to higher sales volume and a $160 million increase attributable to higher effective base rates. The higher sales volume was driven primarily by increases within the data processing, hosting, and related services sector and an increase in heating degree days. The increase in effective base rates was primarily due to the TVA Board action to approve a 5.25 percent wholesale base rate increase effective October 1, 2024. In addition, there was a $167 million increase in fuel cost recovery revenue driven by a $103 million increase attributable to higher effective fuel rates and a $64 million increase attributable to higher sales volume. The higher fuel rates were due primarily to using higher cost coal and natural gas generation due to less availability of nuclear generation as compared to the same period of the prior year.

See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Operating Expenses. Operating expense components as a percentage of total operating expenses for the three and six months ended March 31, 2025 and 2024, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended March 31				Six Months Ended March 31
	2025	2024	Change	Percent Change	2025	2024	Change	Percent Change
Operating expenses
Fuel	$580	$641	$(61)	(9.5)%	$1,085	$1,137	$(52)	(4.6)%
Purchased power	572	372	200	53.8%	966	731	235	32.1%
Operating and maintenance	944	889	55	6.2%	1,849	1,756	93	5.3%
Depreciation and amortization	562	530	32	6.0%	1,119	1,051	68	6.5%
Tax equivalents	158	141	17	12.1%	304	274	30	10.9%
Total operating expenses	$2,816	$2,573	$243	9.4%	$5,323	$4,949	$374	7.6%
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

Fuel expense decreased $61 million for the three months ended March 31, 2025, as compared to the same period of the prior year. A decrease of $131 million was primarily due to the deferral of significant expenses that were the result of higher than expected coal and gas prices due to colder than average temperatures and less availability of nuclear generation compared to forecast. These deferrals will be recognized in expense as collected in customer rates in subsequent quarters. Additionally, fuel expense decreased $18 million due to less availability of nuclear generation as compared to the same period of the prior year. Partially offsetting these decreases was an increase of $88 million due primarily to using higher cost coal and natural gas generation due to less availability of nuclear generation as compared to the same period of the prior year.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Purchased power expense increased $200 million for the three months ended March 31, 2025, as compared to the same period of the prior year. This increase was primarily due to higher demand for energy with less availability of TVA nuclear generation, resulting in an increase of $276 million. Partially offsetting this increase was a $73 million decrease in purchased power expense from lower purchased power market prices compared to the same period of the prior year.

Operating and maintenance expense increased $55 million for the three months ended March 31, 2025, as compared to the same period of the prior year. This increase was primarily due to $71 million of increased payroll and benefit costs primarily due to severance costs associated with ETP efforts and labor escalation for cost of living increases. Partially offsetting these increases was an $11 million decrease in outage expense primarily due to the Sequoyah Nuclear Plant Unit 2 outage for the main generator capital project and an $8 million decrease in expenditures related to project contract labor primarily due to higher power operations performance activities and other natural gas project work in the prior year.

Depreciation and amortization expense increased $32 million for the three months ended March 31, 2025, as compared to the same period of the prior year.  The increase was primarily driven by an increase in depreciation expense of $10 million related to the decision in April 2024 to retire Kingston and a $9 million increase in amortization expense of finance leases and amortization expense of decommissioning costs recovered in rates. Additionally, there was an increase due to depreciation of additions to net completed plant.

Tax equivalents expense increased $17 million for the three months ended March 31, 2025, as compared to the same period of the prior year. This change is primarily driven by an increase in TVA's revenue from sales of electricity in 2024, which is used as the basis for calculating tax equivalent expense.
Six Months Ended March 31, 2025, Compared to Six Months Ended March 31, 2024
Fuel expense decreased $52 million for the six months ended March 31, 2025, as compared to the same period of the prior year. A decrease of $165 million was primarily due to the deferral of significant expenses that were the result of higher than expected coal and gas prices due to colder than average temperatures and less availability of nuclear generation compared to forecast. These deferrals will be recognized in expense as collected in customer rates in subsequent quarters. Additionally, fuel expense decreased $26 million due to less availability of nuclear generation as compared to the same period of the prior year. Partially offsetting these decreases was an increase of $139 million due primarily to using higher cost coal and natural gas generation due to less availability of nuclear generation as compared to the same period of the prior year.
Purchased power expense increased $235 million for the six months ended March 31, 2025, as compared to the same period of the prior year. This increase was primarily due to higher demand for energy with less availability of TVA nuclear generation, resulting in an increase of $332 million. Partially offsetting this increase was a $93 million decrease in purchased power expense from lower purchased power market prices compared to the same period of the prior year.

Operating and maintenance expense increased $93 million for the six months ended March 31, 2025, as compared to the same period of the prior year. This increase was primarily due to $104 million of increased payroll and benefit costs primarily due to severance costs associated with ETP efforts, labor escalation for cost of living increases, and additional headcount as compared to the prior year. In addition, there was a $17 million increase in outage expense primarily due to the scope and timing of coal and natural gas outages during the six months ended March 31, 2025, as compared to the same period of the prior year and an increase in nuclear outage days. Partially offsetting these increases was a $23 million decrease in expenditures related to project contract labor primarily due to higher power operations performance activities and other natural gas project work in the prior year.

Depreciation and amortization expense increased $68 million for the six months ended March 31, 2025, as compared to the same period of the prior year.  The increase was primarily driven by an increase of $25 million related to amortization expense of finance leases and amortization expense of decommissioning costs recovered in rates and an increase in depreciation expense of $20 million related to the decision in April 2024 to retire Kingston. Additionally, there was an increase due to depreciation of additions to net completed plant.

Tax equivalents expense increased $30 million for the six months ended March 31, 2025, as compared to the same period of the prior year. This change is primarily driven by an increase in TVA's revenue from sales of electricity in 2024, which is used as the basis for calculating tax equivalent expense.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Generating Sources. The following tables show TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated.

Total Power Supply by Generating Source For the three months ended March 31 (millions of kWh)
	2025		2024
Natural gas and/or oil-fired(1)	12,362	28%	8,659	21%
Nuclear	11,911	27%	16,455	40%
Coal-fired	6,282	15%	5,623	14%
Hydroelectric	3,887	9%	4,735	11%
Total TVA-operated generation facilities(2)(3)	34,442	79%	35,472	86%
Purchased power (natural gas and/or oil-fired)(4)	4,789	11%	3,021	7%
Purchased power (other renewables)(5)	1,762	4%	1,473	4%
Purchased power (coal-fired)	1,427	3%	313	1%
Purchased power (hydroelectric)	1,056	3%	833	2%
Total purchased power(3)	9,034	21%	5,640	14%
Total power supply	43,476	100%	41,112	100%
Notes
(1) The generation for the three months ended March 31, 2025 includes 49 thousand kWh of pre-commercial generation at Johnsonville Aeroderivative CT Units 21-30. The generation for the three months ended March 31, 2024 includes no kWh of pre-commercial generation at Paradise CT Units 5-7.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the three months ended March 31, 2025, and 2024. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(4) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,236 million kWh and 966 million kWh for the three months ended March 31, 2025, and 2024, respectively.
(5) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA acquires Renewable Energy Certificates ("RECs") in connection with certain purchased power transactions and sells some of these RECs to customers.

Total Power Supply by Generating Source For the six months ended March 31 (millions of kWh)
	2025		2024
Nuclear	25,901	31%	34,306	43%
Natural gas and/or oil-fired(1)	21,224	26%	16,172	20%
Coal-fired	11,618	14%	9,943	13%
Hydroelectric	7,246	9%	7,231	9%
Total TVA-operated generation facilities(2)(3)	65,989	80%	67,652	85%
Purchased power (natural gas and/or oil-fired)(4)	8,830	11%	6,388	8%
Purchased power (other renewables)(5)	3,367	4%	2,929	4%
Purchased power (coal-fired)	2,361	3%	908	1%
Purchased power (hydroelectric)	1,713	2%	1,210	2%
Total purchased power(3)	16,271	20%	11,435	15%
Total power supply	82,260	100%	79,087	100%
Notes
(1) The generation for the six months ended March 31, 2025 includes 59 thousand kWh of pre-commercial generation at Johnsonville Aeroderivative CT Units 21-30. The generation for the six months ended March 31, 2024 includes 137 thousand kWh of pre-commercial generation at Paradise CT Units 5-7.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the six months ended March 31, 2025, and 2024. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(4) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 2,724 million kWh and 1,876 million kWh for the six months ended March 31, 2025, and 2024, respectively.
(5) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA acquires RECs in connection with certain purchased power transactions and sells some of these RECs to customers.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. In 2025, TVA expects to invest $99 million on its energy efficiency programs and anticipates approximately 304 gigawatt hours of net incremental energy efficiency savings.

Interest Expense.  Interest expense and interest rates for the three and six months ended March 31, 2025, and the three and six months ended March 31, 2024, were as follows:

Interest Expense and Rates (in millions)
	Three Months Ended March 31			Six Months Ended March 31
	2025	2024	Percent Change	2025	2024	Percent Change
Interest expense(1)	$293	$266	10.2%	$573	$528	8.5%

Average blended debt balance(2)	$22,527	$20,956	7.5%	$22,018	$20,783	5.9%

Average blended interest rate(3)	4.97%	4.90%	1.4%	4.98%	4.90%	1.6%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIEs"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

Total interest expense increased $27 million for the three months ended March 31, 2025, as compared to the same period of the prior year. This increase was primarily driven by a $13 million increase in interest on other financing leases, primarily the new lease financing arrangement with Johnsonville Aeroderivative Combustion Turbine Generation LLC ("JACTG"), a $10 million increase from higher average balances of long-term debt, and a $6 million increase from higher average rates on long-term debt. This increase was partially offset by a $2 million decrease in interest on short-term debt primarily due to lower rates.

Total interest expense increased $45 million for the six months ended March 31, 2025, as compared to the same period of the prior year. This increase was primarily driven by a $25 million increase in interest on other financing leases, primarily the new lease financing arrangement with JACTG, a $12 million increase from higher average rates on long-term debt, a $10 million increase from higher average balances of long-term debt, and a $2 million increase from higher average balances of short-term debt. This increase was partially offset by a $4 million decrease in interest on short-term debt primarily due to lower rates.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include four revolving credit facilities totaling $2.7 billion, a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), and proceeds from other financings. See Note 13 — Debt and Other Obligations — Credit Facility Agreements. The TVA Board authorized TVA to issue power bonds and enter into other financing arrangements in an aggregate amount not to exceed $4.0 billion during 2025. In the second quarter of 2025, TVA issued $1.25 billion of power bonds maturing in February 2055. Other financing arrangements may include, but are not limited to, lease financings, energy prepayments from customers, and other similar agreements. TVA may also engage in other alternative forms of financing such as sales of receivables, or loans, from time to time.

The Tennessee Valley Authority Act of 1933, as amended ("TVA Act"), authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at March 31, 2025, were $20.7 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings, could provide supplementary funding if needed. Currently, TVA expects to utilize a combination of Bonds, other financings, and

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
potentially additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments through the decade. TVA may also utilize available funding through the Inflation Reduction Act of 2022 ("IRA") and the Bipartisan Infrastructure Law ("BIL"), other federal funding opportunities, or other third-party financing arrangements. See Lease Financings below, Note 10 — Variable Interest Entities, and Note 13 — Debt and Other Obligations for additional information.

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

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At March 31, 2025, the average maturity of long-term power bonds was 14.47 years, and the weighted average interest rate was 4.72 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and tax equivalents, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at March 31, 2025. See Lease Financings below, Note 10 — Variable Interest Entities, and Note 13 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowings (in millions)
	At March 31, 2025	Three Months Ended March 31, 2025	Six Months Ended March 31, 2025	At March 31, 2024	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$351	$683	$760	$820	$871	$697
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,359	$1,541	N/A	$1,106	$1,106
Weighted Average Interest Rate
Discount notes	4.25%	4.16%	4.39%	5.28%	5.33%	5.36%
Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 10 — Variable Interest Entities.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $547 million and $528 million at March 31, 2025 and 2024, respectively. A summary of cash flow components for the six months ended March 31, 2025 and 2024, follows:

    Cash provided by (used in):

Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

Net cash flows provided by operating activities increased $30 million for the six months ended March 31, 2025, as compared to the same period of the prior year. The increase was primarily due to higher revenue collections. Revenue collections increased primarily due to the increase in the 2025 wholesale base rate in addition to higher sales volume. This increase was partially offset by higher payroll and benefit related payments as compared to the same period of the prior year.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities increased $810 million for the six months ended March 31, 2025, as compared to the same period of the prior year, driven by increased expenditures for capacity expansion projects, primarily related to two natural gas plant builds at Cumberland and Kingston.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

Net cash provided by financing activities increased $797 million for the six months ended March 31, 2025, as compared to the same period of the prior year, primarily due to higher net debt issuances. Higher net cash flows provided by operating activities were offset by higher net cash used in investing activities which resulted in the need for net debt issuances to maintain targeted cash balance levels during the period. TVA anticipates a need to increase debt in the coming years as it continues to invest in power system assets, which may result in positive net cash flows provided by financing activities in future periods.

    Contractual Obligations
TVA has certain obligations and commitments to make future payments under contracts. TVA's contractual obligations are discussed in the Annual Report in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, Note 8 — Leases, Note 10 — Variable Interest Entities, Note 14 — Debt and Other Obligations, Note 20 — Benefit Plans, and Note 22 — Commitments and Contingencies.

    During the six months ended March 31, 2025, TVA entered into multiple natural gas contracts totaling $680 million with new commitments from 2025 to 2035, and five new natural gas storage contracts totaling $269 million with commitments from 2025 through 2034. In addition, TVA entered into a new power purchase agreement ("PPA") totaling $285 million with commitments from 2025 to 2028, and three new nuclear fuel contracts totaling $313 million with new commitments from 2025 through 2035. TVA also entered into a new lease financing arrangement during the three months ended December 31, 2024. See Note 10 — Variable Interest Entities.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Key Initiatives and Challenges

There have been no material changes to the key initiatives and challenges described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges of the Annual Report, except as described below.

Cost Reduction Initiatives

TVA’s demand continues to grow, driving the need for significant future capital investment. TVA must continue to drive efficiencies and cost savings across the enterprise to provide affordable, reliable electricity, while funding the capital investment needed to meet growing demand. TVA has undertaken a cost optimization initiative designed to reduce planned cost increases by approximately $950 million during the three-year period from 2024 to 2026. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio in the Annual Report.

This effort has evolved into an Enterprise Transformation Program ("ETP") designed to enable TVA to deliver at least $500 million of sustainable reductions to planned cost increases in 2026 and beyond to support future fleet investments needed to meet growing demand. TVA's ETP is focused on improving financial health, enhancing asset performance, automating processes, optimizing third-party spend through supply chain, and making the workforce more efficient. As part of these efforts, certain employees will be eligible for severance payments. As of March 31, 2025, TVA had accrued $38 million related to estimated future severance payments. The ETP is ongoing, and any potential future severances costs are uncertain at this time.

Optimum Energy Portfolio

Additional load growth for the foreseeable future is expected, and new capacity will be needed to support this load growth and replace retiring and expiring capacity. In April of 2025, TVA released a request for proposals for up to 2,250 MW of new build energy resources for potential PPAs. Energy resources that may participate in this RFP are utility-scale natural gas, battery energy storage systems ("BESS"), solar plus BESS, and solar generation that must demonstrate ability to be commercially operable by 2031.

Natural Gas-Fired Units. As TVA continues to evaluate the impact of retiring its coal-fired fleet by 2035 and works to accelerate the growth of renewables, it also continues to evaluate adding flexible lower carbon-emitting gas plants as a strategy to maintain reliability. Pre-commercial plant operations began on Johnsonville Aeroderivative CT Units 25-28 in the first quarter of 2025 and began on Units 21-24 and 29-30 in the second quarter of 2025.

TVA is replacing generation for one unit at Cumberland Fossil Plant with a 1,450 MW combined cycle plant that is expected to be operational by the end of CY 2026. As of March 31, 2025, TVA had spent $1.5 billion on this project. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Natural Gas-Fired Units in the Annual Report.

To operate the Cumberland Combined Cycle Plant, TVA has contracted for the transportation of gas from a gas pipeline that will need to be constructed. To construct the pipeline, the pipeline company, Tennessee Gas Pipeline Company, L.L.C. (“Tennessee Gas”), obtained permits from various state and federal agencies and a certificate of public convenience and necessity from the Federal Energy Regulatory Commission (“FERC”). Challenges to two permits were brought in the United States Court of Appeals for the Sixth Circuit ("Sixth Circuit"), and on October 11, 2024, the Sixth Circuit issued orders staying the permits until the court could review the merits of these cases. On April 4, 2025, the Sixth Circuit denied the petitions for review in both cases, and on April 15, 2025, the Sixth Circuit lifted the temporary stay. A challenge to the FERC certificate is pending before the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”). The D.C. Circuit heard oral arguments on the merits on March 4, 2025, but has not yet issued a ruling. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Natural Gas-Fired Units in the Annual Report and Note 21 — Contingencies and Legal Proceedings — Legal Proceedings — Challenge to Certificate for Cumberland Pipeline in this Quarterly Report.

TVA is constructing 1,500 MW of natural gas generation at TVA's Kingston site that is expected to be operational by the end of CY 2027. As of March 31, 2025, TVA had spent $1.3 billion on this project. In addition, in March 2025, TVA issued a request for proposal for battery storage related to the Kingston energy complex. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Natural Gas-Fired Units in the Annual Report for additional information regarding this project and Note 21 — Contingencies and Legal Proceedings — Legal Proceedings — Challenge to Kingston Construction Permit in this Quarterly Report for information about a challenge to the Kingston construction permit.

In 2024, TVA made available to the public a draft environmental impact statement ("EIS") to assess the impacts associated with the construction and operation of a 500 MW simple cycle CT at New Caledonia on TVA land. The final EIS was published in January 2025, and TVA documented its final decision with the Record of Decision on February 13, 2025. TVA is also exploring a 200 MW aeroderivative CT project at TVA's Allen site, and the draft EIS was made available for public comment

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
in March 2025. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Natural Gas-Fired Units in the Annual Report.

Renewable Power Purchase Agreements. TVA issued a carbon-free RFP in 2022, and in the second quarter of 2025, TVA signed one power purchase agreement for 150 MW of solar generation. In total, TVA signed seven power purchase agreements totaling 1,141 MW of solar generation and 220 MW of battery storage capacity from the carbon-free RFP which are expected to come online by the end of CY 2028. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Renewable Power Purchase Agreements in the Annual Report.

Self-Directed Solar. TVA has elected to pursue a competitive selection process with third parties for the development of a photovoltaic solar facility and plans to enter into a long-term PPA to purchase the energy generated by the facility. A draft EIS was made available for public comment in January 2025. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Self-Directed Solar in the Annual Report.

Small Modular Reactors. In January 2025, TVA and a consortium of co-applicants applied for a U.S. Department of Energy ("DOE") grant to support the potential development and future deployment of a small modular reactor (“SMR”) at TVA’s Clinch River site. The potential development and any future deployment of an SMR at the Clinch River site are subject to TVA Board approval. TVA is following a structured planning process that advances the Clinch River project in phases at which the TVA Board will evaluate and consider approving any next steps. This funding could support not only the deployment of this first-of-a-kind technology, but also help establish the supply chain for advanced nuclear and support future deployment of the reactor across the United States. In April 2025, TVA and the consortium of co-applicants submitted a revised application to address new DOE guidance regarding the grant.

In January 2025, TVA also requested public comment on a draft Supplemental Environmental Impact Statement that addresses the potential environmental effects associated with site preparation, construction, operation, and decommissioning of one SMR, the GE Hitachi Nuclear Energy BWRX-300, at the Clinch River site. In April 2025, TVA submitted a Notification of Intent to the Nuclear Regulatory Commission regarding a construction permit application at the Clinch River site. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Small Modular Reactors in the Annual Report.

Automated Energy Exchange Platform. In July 2023, the D.C. Circuit remanded FERC’s approval of the Southeast Energy Exchange Market (“SEEM”), sending the matter back to FERC for additional proceedings. On March 14, 2025, after further review of the record, FERC affirmed its approval of SEEM. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Automated Energy Exchange Platform in the Annual Report.

Sequoyah Nuclear Plant Unit 2

Sequoyah Unit 2 tripped on July 30, 2024, due to failure of the main generator. As a result, the project to restack and rewind the main generator was pulled forward in the Nuclear Life Extension plan. As of March 31, 2025, TVA had spent $107 million related to this project and expects to spend an additional $7 million. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Sequoyah Nuclear Plant Unit 2 in the Annual Report.

Hurricane Helene

In late September 2024, Hurricane Helene caused significant damage in communities in East Tennessee and Western
North Carolina. TVA completed inspections at numerous dams, finding no substantial impacts. TVA is working on debris management at Douglas Reservoir to aid major disaster declarations with the Federal Emergency Management Agency ("FEMA"). TVA is receiving reimbursement from FEMA for this work. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Hurricane Helene in the Annual Report.

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

As of March 31, 2025, TVA had spent approximately $3.3 billion on its CCR Program. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residuals in the Annual Report.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Real Property Portfolio

TVA engages in ongoing Tennessee Valley-wide real property portfolio evaluations of buildings, structures, and land as part of the strategic real estate program, which focuses on reducing cost, right-sizing the portfolio, and aligning real estate holdings with TVA's strategic direction. In February 2025, the TVA Board voted to surplus the Missionary Ridge and Blue Ridge buildings at the Chattanooga Office Complex, subject to CEO determination of disposal. Subject to such further CEO determination, these buildings will remain in operation until the system operations center becomes fully operational, which is expected in CY 2026. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Real Property Portfolio in the Annual Report.

Corporate Governance

Board. The terms of Beth H. Harwell and Brian E. Noland as members of the TVA Board ended January 3, 2025, with the adjournment of the most recent session of Congress. Although their terms of office expired May 18, 2024, the TVA Act permitted them to continue to serve as Directors until the end of this session of Congress.

L. Michelle Moore's and Joe H. Ritch's appointments as members of the TVA Board ended March 27, 2025, and April 1, 2025, respectively, at the direction of the President of the United States. With the departure of Mr. Ritch, Director William J. Renick assumed the role of Board Chair pursuant to the TVA Board's decision on February 13, 2025, nominating Mr. Renick as chair-elect of the TVA Board.

The TVA Board now has four members and, thus, is without a quorum. The TVA Board continues to have all authorities as described in Section 1.6 of the TVA Bylaws to "continue to exercise those powers of the Board which are necessary to assure continuity of operations of [TVA] along the lines established while [TVA] was guided by a quorum of the Board, but shall not have the authority to direct [TVA] into new areas of activity, to embark on new programs, or to change [TVA's] existing direction."

Management. On January 13, 2025, TVA announced that Thomas C. Rice had been appointed as TVA’s new Senior Vice President and Chief Financial Officer, effective January 27, 2025. In his new position, Mr. Rice is responsible for directing all of TVA’s financial functions, including treasury, risk management, accounting, financial operations and performance, financial planning, and investor relations. He succeeded John M. Thomas, III, who, on December 2, 2024, announced his retirement from TVA effective March 7, 2025. Until his retirement, Mr. Thomas served as Executive Vice President and Advisor to the Chief Executive Officer ("CEO") and assisted with the transition of his responsibilities.

On January 29, 2025, Jeffrey J. Lyash, TVA's President and CEO, notified his executive leadership team, and the TVA Board, of his intention to retire no later than October 2, 2025. On March 31, 2025, TVA announced that Donald A. Moul had been appointed as TVA’s new President and CEO, effective April 9, 2025. Mr. Lyash will continue to serve until April 30, 2025, to support the transition.

In his new position, Mr. Moul will be entitled to the compensation set forth in his offer letter, which is attached to this Quarterly Report as Exhibit 10.7, and the most significant elements of his compensation are described below.

•Mr. Moul’s salary will increase from $844,052 to $1,200,000.

•Mr. Moul will continue to be a participant in TVA’s Executive Annual Incentive Plan (“EAIP”), and his target annual incentive opportunity will increase from 80 percent to 110 percent of his annual salary. For the year ending September 30, 2025, Mr. Moul’s EAIP award will be prorated based on time spent in his two roles. The EAIP award is contingent upon continued employment through September 30, 2025, and is subject to achievement of performance goals.

•Mr. Moul will continue to be a participant in TVA’s Long-Term Incentive Plan (“LTIP”).

–Under the long-term performance (“LTP”) component of the LTIP, Mr. Moul’s target grant opportunity for the performance cycle ending on September 30, 2025, will remain $1,425,000, and his target grant opportunity for the performance cycle ending on September 30, 2026 will be $2,450,000. LTP awards will vest upon the completion of the three-year performance cycles, contingent upon continued employment through the vesting dates and subject to achievement of performance goals.

–Under the long-term retention component of the LTIP, Mr. Moul’s aggregate grant opportunity for the year ending on September 30, 2025, will be $961,667, and his aggregate grant opportunity for the year ending on September 30, 2026 will be $1,050,000. Mr. Moul will receive these amounts if he remains employed by TVA through the end of the retention periods.

Effective April 2, 2025, David B. Fountain’s tenure as TVA’s Executive Vice President, General Counsel and Corporate Secretary ended. Mr. Fountain’s no-fault separation from TVA was finalized on April 7, 2025.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
Executive Actions

On January 20, 2025, President Trump issued an executive order (“EO”) that revoked a number of EOs, including several EOs relating to environmental matters. See Environmental Matters — General below. See also Environmental Matters — Clean Air Act Programs and Regulations — Mercury and Air Toxics Standards for Electric Utility Units for a discussion of a proclamation issued on April 8, 2025. On January 20, 2025, President Trump also issued EO 14154, “Unleashing American Energy,” which in part instructed agencies to pause the disbursement of funds appropriated under the IRA and BIL. On January 21, 2025, the Office of Management and Budget issued Memorandum M-25-11, which clarified that EO 14154 requires agencies to pause disbursement of funds appropriated under the IRA or the BIL only for programs that are inconsistent with the policy of section 2 of EO 14154, related to the Green New Deal, including consumer mandates on electric vehicles and appliances. While the IRA and BIL funding freeze under EO 14154 likely does not apply to funding that TVA is seeking, other governmental actions and funding restrictions may delay any award of grants for which TVA has applied under these acts. Furthermore, President Trump and the Administration have taken a number of other actions that may impact TVA, and multiple court decisions may affect the implementation of these actions. TVA is currently reviewing these actions and related court decisions to evaluate the impact to TVA and is updating its policies and programs as appropriate.

Environmental Matters

There have been no material changes to the environmental matters described in Part I, Item 1, Business — Environmental Matters of the Annual Report, except as described below.

General

On January 20, 2025, President Trump issued an EO that revoked a number of EOs, including the following EOs discussed in Part I, Item 1, Business — Environmental Matters — Climate Change — Executive Actions in the Annual Report: (1) EO 13990, "Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis"; (2) EO 14008, "Tackling the Climate Crisis at Home and Abroad”; (3) EO 14030, “Climate-Related Financial Risk”; (4) EO 14057, "Catalyzing Clean Energy Industries and Jobs Through Federal Sustainability"; (5) EO 14082, “Implementation of the Energy and Infrastructure Provisions of the Inflation Reduction Act of 2022”; and (6) EO 14096, “Revitalizing Our Nation's Commitment to Environmental Justice for All.”

On March 12, 2025, the EPA Administrator announced that EPA will reconsider 31 rules, including (1) regulations on power plants, (2) Mercury and Air Toxics Standards, (3) steam electric effluent limitation guidelines, (4) National Ambient Air Quality Standards for particulate matter, (5) regulations regarding regional haze, (6) the Good Neighbor Plan, and (7) CCR regulations. See Part I, Item 1, Business — Environmental Matters in the Annual Report.

Clean Air Act Programs and Regulations

Regional Haze Program. In February 2025, the TVA Board approved funding of $233 million to construct scrubbers at two additional units at Shawnee Fossil Plant by the end of 2028. Inclusive of the costs for these two scrubbers, at March 31, 2025, TVA’s estimated potential expenditures on Clean Air Act control projects are $55 million, $98 million, and $216 million for the remainder of 2025, 2026, and 2027 - 2029, respectively.

Mercury and Air Toxics Standards for Electric Utility Units. On April 8, 2025, the President issued a proclamation exempting certain coal-fired power plants for two years from compliance with the updated Mercury and Air Toxics Standards that EPA published in May 2024. The President has exempted TVA's Cumberland, Gallatin, Kingston, and Shawnee fossil plants for the period beginning July 8, 2027 and concluding July 8, 2029. These plants must continue to comply with the Mercury and Air Toxics Standards that were in effect prior to the May 2024 update.

Climate Change

Emissions. Emissions of nitrogen oxides ("NOx") and sulfur dioxide ("SO2") began being regulated in 1995 and 1977, respectively. Emissions of NOx and SO2 have been reduced by 97 percent and 99 percent, respectively, since their initial year of regulation.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM

Emissions and Intensity Rates (1)	CY 2024	CY 2023
Nitrogen Oxides (NOx)(2)
Total NOx Emissions (MT)	14,743	13,221
Total NOx Emissions Intensity (MT/Net MWh)	0.000107	0.000098
Sulfur Dioxide (SO2)(2)
Total SO2 Emissions (MT)	19,992	17,736
Total SO2 Emissions Intensity (MT/Net MWh)	0.000145	0.000131
Mercury (Hg)
Total Hg Emissions (kg)	49.1	47.4
Total Hg Emissions Intensity (kg/Net MWh)	0.0000004	0.0000004
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

For CY 2024, TVA's emissions of carbon dioxide ("CO2") from its owned and operated units, including purchased power and Renewable Energy Certificate retirement adjustments which reduce the reportable CO2 emissions, were 54 million tons, resulting in a TVA system average, as delivered, CO2 emission rate of 680 lbs/MWh. This represents a 53 percent and 49 percent reduction in mass carbon emissions and TVA's carbon emission rate, respectively, from 2005 levels.

Cleanup of Solid and Hazardous Wastes

Coal Combustion Residuals. In August 2015, TDEC issued an order that includes an iterative process through which TVA and TDEC will investigate, assess, and remediate any unacceptable risks resulting from coal combustion residual (“CCR”) management and disposal at TVA CCR units in the State of Tennessee. As part of this process, TVA has submitted environmental assessment reports (“EARs”) to TDEC, and after the EARs are approved, TVA will submit Corrective Action/Risk Assessment (“CARA”) Plans that will identify the unacceptable risks and TVA's proposed remediation. TDEC will review the CARA Plans and provide comments, and TVA will make revisions to address TDEC's comments until TDEC approves a final CARA Plan for each site. The public also will have an opportunity to review and comment on each CARA Plan prior to TDEC's approval of the final plan. TDEC approved the EAR for Bull Run Fossil Plant ("Bull Run") on November 15, 2024, and TVA submitted the initial draft of the Bull Run CARA Plan to TDEC in January 2025. TDEC approved the EAR for Johnsonville Fossil Plant on March 31, 2025. See Part I, Item I, Business — Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals in the Annual Report.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities. As of March 31, 2025, TVA had accrued $11 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 21 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to TVA’s management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the President and CEO, the Senior Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2025.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
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

For a discussion of certain current material Legal Proceedings, see Note 21 — Contingencies and Legal Proceedings — Legal Proceedings, which discussions are incorporated by reference into this Part II, Item 1, Legal Proceedings.

ITEM 1A.  RISK FACTORS

There are no material changes related to risk factors from the risk factors disclosed in Part I, Item 1A, Risk Factors in the Annual Report, except as described below.

The recent loss of a quorum of the TVA Board could limit TVA's ability to adapt to changing business conditions.

Under the TVA Act, a quorum of the TVA Board is five members. On April 1, 2025, the TVA Board lost a quorum, and it currently has four members. Without a quorum, the TVA Board may not have authority to direct TVA into new areas of activity, to embark on new programs, or to change TVA's existing direction. As such, the loss of a quorum for an extended period of time may have a negative impact on TVA's ability to change the rates TVA charges for power, change long-term objectives, plans, and policies, and respond to significant changes in technology, the regulatory environment, or the industry overall and, in turn, negatively affect TVA's cash flows, results of operations, financial condition, and reputation. Becoming a member of the TVA Board requires confirmation by the U.S. Senate following appointment by the President. This process has been and could again in the future be subject to extended delays. See Part I, Item 1A, Risk Factors — Human Capital and Management Risks — Loss of a quorum of the TVA Board could limit TVA's ability to adapt to changing business conditions in the Annual Report.

ITEM 5.  OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended March 31, 2025, no director or officer of TVA notified TVA of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 000-52313)

3.2
Bylaws of the Tennessee Valley Authority Approved by the TVA Board on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014 (Incorporated by reference to Exhibit 3.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.1
Offer Letter to Thomas C. Rice Accepted as of January 13, 2025 (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, File No. 000-52313)

10.2
Amended and Restated Executive Annual Incentive Plan Approved as of January 30, 2025 (Incorporated by reference to Exhibit 10.5 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, File No. 000-52313)

10.3	Amended and Restated Executive Annual Incentive Plan Approved as of April 3, 2025

10.4	Amended and Restated Long-Term Incentive Plan Approved as of April 3, 2025

10.5	Amended and Restated Executive Severance Plan Approved as of April 3, 2025

10.6*	Notice of Retirement and Separation and Release Agreement Between TVA and Jeffrey J. Lyash Dated as of January 30, 2025

10.7	Offer Letter to Donald A. Moul Accepted as of March 25, 2025

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

* Certain attachments have been omitted. TVA hereby undertakes to furnish copies of the omitted attachments upon request by the Securities and Exchange Commission.

Table of Contents                      Draft 4.0                    04/24/2025 5:00 PM
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 30, 2025		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Donald A. Moul
Donald A. Moul
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ Thomas C. Rice
Thomas C. Rice
Senior Vice President and Chief Financial Officer (Principal Financial Officer)