Form 10-Q
period 2025-06-30
Tennessee Valley Authority
filed 2025-07-29
CIK 1376986

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Yes ☐   No ☒

Number of shares of common stock outstanding at July 28, 2025: N/A

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM

Table of Contents

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	4
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (Unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	7
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	11
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	42
Executive Overview...............................................................................................................................................................	42
Results of Operations............................................................................................................................................................	43
Liquidity and Capital Resources............................................................................................................................................	50
Key Initiatives and Challenges..............................................................................................................................................	53
Environmental Matters..........................................................................................................................................................	57
Legal Proceedings................................................................................................................................................................	58
Critical Accounting Estimates................................................................................................................................................	58
New Accounting Standards and Interpretations....................................................................................................................	58
Legislative and Regulatory Matters.......................................................................................................................................	58

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	59

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	59
Disclosure Controls and Procedures.....................................................................................................................................	59
Changes in Internal Control over Financial Reporting..........................................................................................................	59

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	59

ITEM 1A. RISK FACTORS............................................................................................................................................................	59

ITEM 5. OTHER INFORMATION..................................................................................................................................................	60

ITEM 6. EXHIBITS........................................................................................................................................................................	63

SIGNATURES...............................................................................................................................................................................	64

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the "Quarterly Report"):

Term or Acronym	Definition
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
CARA	Corrective Action/Risk Assessment
CCR	Coal combustion residuals
CCRMU	CCR Management Unit
CCR Rule	2015 Coal Combustion Residual Rule
CEO	Chief Executive Officer
CT	Combustion turbine
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
EO(s)	Executive order(s)
EPA	Environmental Protection Agency
ETP	Enterprise Transformation Program
Exchange Act	Securities Exchange Act of 1934
FERC	Federal Energy Regulatory Commission
FHP	Financial Hedging Program
GAAP	Accounting principles generally accepted in the United States of America
GAC	Grid access charge
GEH	GE Hitachi Nuclear Energy
Holdco	John Sevier Holdco LLC
IRA	Inflation Reduction Act of 2022
JACTG	Johnsonville Aeroderivative Combustion Turbine Generation LLC
JHLLC	Johnsonville Holdco LLC
Johnsonville Facility	Johnsonville Aeroderivative Combustion Turbine Facility
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hours
Legacy CCR Rule	Final legacy CCR rule
LPCs	Local power company customers
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
Moody's	Moody's Investors Service, Inc.
MtM	Mark-to-market
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NES	Nashville Electric Service
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
PPA(s)	Power Purchase Agreement(s)
RP	Restoration Plan
SCCG	Southaven Combined Cycle Generation LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SO2	Sulfur dioxide
TDEC	Tennessee Department of Environment and Conservation

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM

TVA	Tennessee Valley Authority
TVA Act	Tennessee Valley Authority Act of 1933, as amended
TVA Board	TVA Board of Directors
U.S.	United States
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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
•Significant delays and additional costs, public opposition, and/or inability to obtain necessary regulatory approvals, licenses, or permits, for major projects, including for assets that TVA needs to serve its existing and future load and to meet its carbon reduction aspirations;
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

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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
•Higher future demand for electricity than TVA can address through execution of its current asset strategy, which could require TVA to purchase additional generation or capacity at rates higher than TVA can produce electricity itself, take emergency measures to curtail load, raise rates, and/or waitlist prospective industrial or commercial customers;
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

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
Operating revenues
Revenue from sales of electricity	$3,261	$2,830	$9,613	$8,654
Other revenue	45	49	145	144
Total operating revenues	3,306	2,879	9,758	8,798
Operating expenses
Fuel	589	424	1,674	1,561
Purchased power	550	408	1,516	1,139
Operating and maintenance	922	915	2,771	2,671
Depreciation and amortization	572	542	1,691	1,593
Tax equivalents	156	131	460	405
Total operating expenses	2,789	2,420	8,112	7,369
Operating income	517	459	1,646	1,429
Other income, net	29	14	58	55
Other net periodic benefit cost	27	25	79	74
Interest expense	307	267	880	795
Net income	$212	$181	$745	$615
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
Net income	$212	$181	$745	$615
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	47	1	24	17
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	(38)	(7)	(15)	(20)
Total other comprehensive income (loss)	9	(6)	9	(3)
Total comprehensive income	$221	$175	$754	$612
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	June 30, 2025	September 30, 2024
Current assets
Cash and cash equivalents	$501	$502
Accounts receivable, net	1,887	1,801
Inventories, net	1,184	1,155
Regulatory assets	152	191
Other current assets	169	120
Total current assets	3,893	3,769

Property, plant, and equipment
Completed plant	71,902	70,989
Less accumulated depreciation	(38,871)	(38,793)
Net completed plant	33,031	32,196
Construction in progress	6,016	4,879
Nuclear fuel	1,231	1,261
Finance leases	684	729
Total property, plant, and equipment, net	40,962	39,065

Investment funds	5,277	4,968

Regulatory and other long-term assets
Regulatory assets	9,137	9,408
Operating lease assets, net of amortization	126	149
Other long-term assets	490	344
Total regulatory and other long-term assets	9,753	9,901

Total assets	$59,885	$57,703
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	June 30, 2025	September 30, 2024
Current liabilities
Accounts payable and accrued liabilities	$2,979	$2,910
Accrued interest	314	280
Asset retirement obligations	316	283
Regulatory liabilities	202	174
Short-term debt, net	319	1,167
Current maturities of power bonds	1,370	1,022
Current maturities of long-term debt of variable interest entities	48	37
Total current liabilities	5,548	5,873

Other liabilities
Post-retirement and post-employment benefit obligations	2,678	2,887
Asset retirement obligations	10,608	10,523
Finance lease liabilities	670	700
Other long-term liabilities	1,507	1,712
Regulatory liabilities	85	83
Total other liabilities	15,548	15,905

Long-term debt, net
Long-term power bonds, net	19,229	17,867
Long-term debt of variable interest entities, net	1,651	897
Total long-term debt, net	20,880	18,764

Total liabilities	41,976	40,542

Contingencies and legal proceedings (Note 21)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	17,182	16,437
Total power program proprietary capital	17,440	16,695
Nonpower programs appropriation investment, net	512	518
Accumulated other comprehensive loss	(43)	(52)
Total proprietary capital	17,909	17,161

Total liabilities and proprietary capital	$59,885	$57,703
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Nine Months Ended June 30
 (in millions)

	2025	2024
Cash flows from operating activities
Net income	$745	$615
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	1,707	1,610
Amortization of nuclear fuel cost	208	282
Non-cash retirement benefit expense	112	104
Other regulatory amortization and deferrals	(38)	(49)
Changes in current assets and liabilities
Accounts receivable, net	(76)	74
Inventories and other current assets, net	(67)	(122)
Accounts payable and accrued liabilities	3	(56)
Accrued interest	31	(19)
Pension contributions	(235)	(229)
Settlements of asset retirement obligation	(190)	(214)
Other, net	(124)	(57)
Net cash provided by operating activities	2,076	1,939

Cash flows from investing activities
Construction expenditures	(3,442)	(2,381)
Nuclear fuel expenditures	(198)	(190)
Purchases of investments	(4)	(3)
Loans and other receivables
Advances	—	(4)
Repayments	10	5
Other, net	6	27
Net cash used in investing activities	(3,628)	(2,546)

Cash flows from financing activities
Long-term debt
Issues of power bonds	2,722	—
Proceeds from variable interest entities	800	—
Redemptions and repurchases of power bonds	(1,022)	(22)
Redemptions of debt of variable interest entities	(23)	(17)
Short-term debt issuance (redemptions), net	(847)	678
Payments on leases and leasebacks	(50)	(46)
Financing costs, net	(25)	—
Other, net	(4)	14
Net cash provided by financing activities	1,551	607
Net change in cash, cash equivalents, and restricted cash	(1)	—
Cash, cash equivalents, and restricted cash at beginning of period	523	521
Cash, cash equivalents, and restricted cash at end of period	$522	$521
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended June 30, 2025 and 2024
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2024	$258	$15,736	$521	$(26)	$16,489
Net income (loss)	—	182	(1)	—	181
Total other comprehensive loss	—	—	—	(6)	(6)
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at June 30, 2024	$258	$15,917	$520	$(32)	$16,663

Balance at March 31, 2025	$258	$16,970	$514	$(52)	$17,690
Net income (loss)	—	214	(2)	—	212
Total other comprehensive income	—	—	—	9	9
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at June 30, 2025	$258	$17,182	$512	$(43)	$17,909
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Nine Months Ended June 30, 2025 and 2024
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2023	$258	$15,302	$525	$(29)	$16,056
Net income (loss)	—	620	(5)	—	615
Total other comprehensive loss	—	—	—	(3)	(3)
Return on power program appropriation investment	—	(5)	—	—	(5)
Balance at June 30, 2024	$258	$15,917	$520	$(32)	$16,663

Balance at September 30, 2024	$258	$16,437	$518	$(52)	$17,161
Net income (loss)	—	751	(6)	—	745
Total other comprehensive income	—	—	—	9	9
Return on power program appropriation investment	—	(6)	—	—	(6)
Balance at June 30, 2025	$258	$17,182	$512	$(43)	$17,909
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash (in millions)
	At June 30, 2025	At September 30, 2024
Cash and cash equivalents	$501	$502
Restricted cash and cash equivalents included in Other long-term assets	21	21
Total cash, cash equivalents, and restricted cash	$522	$523

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

The allowance for uncollectible accounts was $10 million and less than $1 million at June 30, 2025, and September 30, 2024, respectively, for trade accounts receivable. At June 30, 2025, the allowance for uncollectible accounts included $8 million related to one local power company customer ("LPC"). Additionally, loans receivable of $114 million and $105 million at June 30, 2025, and September 30, 2024, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $2 million at both June 30, 2025, and September 30, 2024.

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenues earned during pre-commercial operations at the fair value of the energy delivered based on TVA's hourly incremental dispatch cost. Pre-commercial plant operations began on Paradise combustion turbine ("CT") Units 5-7 in the first quarter of 2024, and the units became operational on December 29, 2023. Estimated revenue of $3 million related to this project was capitalized to offset project costs for the nine months ended June 30, 2024, all of which was recognized in the three months ended December 31, 2023. TVA also capitalized related fuel costs for this project of $3 million for the nine months ended June 30, 2024, all of which was recognized in the three months ended December
31, 2023. Pre-commercial plant operations began on Johnsonville Aeroderivative CT Units 21-30 during the nine months ended June 30, 2025, and Units 21-25 and 27-30 became operational on May 6, 2025. Estimated revenue of $1 million and $3 million related to this project was capitalized to offset project costs for the three and nine months ended June 30, 2025, respectively.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
TVA also capitalized related fuel costs for this project of $2 million and $6 million for the three and nine months ended June 30, 2025, respectively.

Depreciation

TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies that are updated approximately every five years, with the latest study implemented during the first quarter of 2022. Depreciation expense was $484 million and $463 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $1.4 billion for both the nine months ended June 30, 2025 and 2024. See Note 7 — Plant Closures for a discussion of the impact of plant closures.

2.  Impact of New Accounting Standards and Interpretations

The following accounting standards or rules have been issued but as of June 30, 2025, were not effective and have not been adopted by TVA:

Improvements to Reportable Segment Disclosures
Description	This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require a public entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. It also requires a public entity that has a single reportable segment to provide all of the disclosures required by the amendments and all existing segment disclosures. The amendments are effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Upon adoption, a public entity should apply the amendments retrospectively to all prior periods presented in the financial statements.
Effective Date for TVA	Annual disclosures to be adopted for the fiscal year ending September 30, 2025 and interim period disclosures to be adopted beginning October 1, 2025.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard will result in TVA including the additional required disclosures, and TVA does not expect an impact on its financial condition, results of operations, or cash flows.

Enhancement and Standardization of Climate-Related Disclosures for Investors
Description	In March 2024, the Securities and Exchange Commission ("SEC") adopted its climate-related final rule (SEC Release No. 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors). In April 2024, the SEC voluntarily stayed the new rule as a result of pending legal challenges, in March 2025, the SEC withdrew its legal defense of the rule, and in April 2025, the United States Court of Appeals for the Eighth Circuit suspended the litigation over the validity of the rule. The new rule, if implemented as adopted, will require registrants to provide certain climate-related information in their annual reports and registration statements and will also require the dollar impact of severe weather events and other natural conditions, as well as amounts related to carbon offsets and renewable energy credits or certificates, to be disclosed in the audited financial statements in certain circumstances. If the new rule is implemented as adopted, the disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2027 for non-accelerated filers.
Effective Date for TVA	Fiscal year beginning October 1, 2027.
Effect on the Financial Statements or Other Significant Matters	TVA is currently evaluating the impact of the rule on its disclosures.

Disaggregation of Income Statement Expenses
Description	This guidance improves the disclosures about a public entity's expenses in the notes to the financial statements and requires disclosure of specified information about certain costs and expenses. The amendments require a public entity to disclose, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Specified expenses, gains, or losses that are already disclosed under existing US GAAP are required to be included in the disaggregated income statement expense line item disclosures, and any relevant remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The amendments are effective for public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Upon adoption, a public entity can apply the amendments prospectively or apply them retrospectively to all prior periods presented in the financial statements.
Effective Date for TVA	Fiscal year beginning October 1, 2027, and interim periods beginning October 1, 2028.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard will result in TVA including the additional required disclosures, and TVA does not expect an impact on its financial condition, results of operations, or cash flows.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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

Severance Cost Liability Activity (in millions)
Severance cost liability at September 30, 2024	$—
Liabilities incurred during the period	40
Actual costs paid during the period	(26)
Severance cost liability at June 30, 2025	$14

4.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net (in millions)
	At June 30, 2025	At September 30, 2024
Power receivables	$1,791	$1,683
Other receivables	106	118
Allowance for uncollectible accounts(1)	(10)	—
Accounts receivable, net	$1,887	$1,801
Note
(1) To determine the allowance for trade receivables, TVA considers historical experience and other currently available information, including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements by the due date, among other considerations. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts. At June 30, 2025, the allowance for uncollectible accounts included $8 million related to one LPC customer.

5.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net (in millions)
	At June 30, 2025	At September 30, 2024
Materials and supplies inventory	$980	$931
Fuel inventory	280	286
Renewable energy certificates/emissions allowance inventory, net	10	11
Allowance for inventory obsolescence	(86)	(73)
Inventories, net	$1,184	$1,155

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
6. Other Current Assets

Other current assets consisted of the following:

Other Current Assets (in millions)
	At June 30, 2025	At September 30, 2024
Inventory work-in-progress	$52	$41
Prepaid software maintenance	33	22
Prepaid insurance	27	19
Current portion of prepaid long-term service agreements	16	7
Commodity contract derivative assets	13	5
Prepaid fees and dues	11	6
Cloud assets	3	13
Other	14	7
Other current assets	$169	$120

Commodity Contract Derivative Assets. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

7. Plant Closures

Background

TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe, clean, and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. In January 2023, TVA issued its Record of Decision to retire the two coal-fired units at Cumberland Fossil Plant ("Cumberland") by the end of CY 2026 and CY 2028. In April 2024, TVA issued its Record of Decision to retire the nine coal-fired units at Kingston Fossil Plant ("Kingston") by CY 2027. TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035, and that evaluation includes environmental reviews, public input, and TVA Board of Directors ("TVA Board") approval. TVA is also reviewing how recent executive orders impact supply and planning needs related to its coal-fired fleet.

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. TVA's decision to retire the two units at Cumberland is estimated to result in approximately $16 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. The cumulative impact approximates $160 million of additional depreciation since January 2023, related to this decision. In addition, TVA's decision to retire the nine units at Kingston is estimated to result in approximately $9 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. The cumulative impact approximates $45 million of additional depreciation since April 2024, related to this decision.

TVA also recognized $12 million and $11 million in operating and maintenance expense during the nine months ended June 30, 2025 and 2024, respectively, related to additional inventory reserves and write-offs related to TVA's coal-fired fleet, including Kingston and Cumberland. Of these amounts, $4 million was recognized during both the three months ended June 30, 2025 and 2024.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
8.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At June 30, 2025	At September 30, 2024
Loans and other long-term receivables, net	$111	$84
Cloud assets	98	35
Prepaid long-term service agreements	68	62
Prepaid capital assets	67	29
EnergyRight® receivables, net	44	44
Commodity contract derivative assets	17	2
Other	85	88
Total other long-term assets	$490	$344

Loans and Other Long-Term Receivables. At June 30, 2025, and September 30, 2024, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $3 million and $21 million, respectively. Loans receivables are reported net of allowances for uncollectible accounts. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts.

The allowance components, which consist of a collective allowance and specific loans allowance, are based on the risk characteristics of TVA's loans. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans are evaluated on an individual basis.

Allowance Components (in millions)
	At June 30, 2025	At September 30, 2024
EnergyRight® loan reserve	$1	$1
Economic development loan specific loan reserve	1	1
Total allowance for loan losses	$2	$2

Cloud Assets. At June 30, 2025, and September 30, 2024, the carrying amount of the cloud assets reported in Other current assets was $3 million and $13 million, respectively.

Prepaid Long-Term Service Agreements. At June 30, 2025, and September 30, 2024, prepayments of $16 million and $7 million, respectively, were recorded in Other current assets.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's LPCs offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both June 30, 2025, and September 30, 2024, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $12 million. See Note 11 — Other Long-Term Liabilities for information regarding the associated financing obligation.

Commodity Contract Derivative Assets. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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

Regulatory Assets and Liabilities (in millions)
	At June 30, 2025	At September 30, 2024
Current regulatory assets
Unrealized losses on commodity derivatives	$22	$102
Unrealized losses on interest rate derivatives	51	54
Fuel cost adjustment receivable	79	35
Total current regulatory assets	152	191

Non-current regulatory assets
Non-nuclear decommissioning costs	6,135	6,187
Retirement benefit plans deferred costs	1,915	1,979
Nuclear decommissioning costs	276	362
Unrealized losses on interest rate derivatives	321	447
Environmental compliance and remediation costs	313	215
Unrealized losses on commodity derivatives	8	64
Other non-current regulatory assets	169	154
Total non-current regulatory assets	9,137	9,408
Total regulatory assets	$9,289	$9,599

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$189	$169
Unrealized gains on commodity derivatives	13	5
Total current regulatory liabilities	202	174

Non-current regulatory liabilities
Retirement benefit plans deferred credits	68	81
Unrealized gains on commodity derivatives	17	2
Total non-current regulatory liabilities	85	83
Total regulatory liabilities	$287	$257

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

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, SCCG, JACTG, and JHLLC at June 30, 2025, and September 30, 2024, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At June 30, 2025	At September 30, 2024
Current liabilities
Accrued interest	$30	$9
Accounts payable and accrued liabilities	1	1
Current maturities of long-term debt of variable interest entities	48	37
Total current liabilities	79	47
Other liabilities
Other long-term liabilities	15	16
Long-term debt, net
Long-term debt of variable interest entities, net	1,651	897
Total liabilities	$1,745	$960

Interest expense of $21 million and $12 million for the three months ended June 30, 2025 and 2024, respectively, and $64 million and $35 million for the nine months ended June 30, 2025 and 2024, respectively, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

Creditors of the VIEs do not have any recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to the VIEs other than as prescribed in the terms of the agreements related to these transactions.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
11.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to environmental compliance and remediation, and long-term project cost accruals. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At June 30, 2025	At September 30, 2024(1)
Interest rate swap liabilities	$622	$792
Environmental compliance and remediation costs	272	212
Long-term project cost accruals	198	140
Currency swap liabilities	85	109
Operating lease liabilities	74	88
EnergyRight® financing obligation	52	52
Long-term deferred compensation	47	50
Long-term deferred revenue	38	48
Accrued long-term service agreements	20	7
Advances for construction	15	55
Commodity contract derivative liabilities	8	64
Other	76	95
Total other long-term liabilities	$1,507	$1,712
Note
(1) At September 30, 2024, $7 million previously classified as Other (a component of Other long-term liabilities) has been reclassified to Accrued long-term service agreements (a component of Other long-term liabilities) to conform with current year presentation.

Interest Rate Swap Liabilities. See Note 14 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment and Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities.

Environmental Compliance and Remediation Costs. At June 30, 2025, and September 30, 2024, the current amount of the environmental compliance and remediation costs reported in Accounts payable and accrued liabilities was $41 million and $3 million, respectively.

Long-Term Project Cost Accruals. At June 30, 2025, and September 30, 2024, the current amount of the long-term project cost accruals reported in Accounts payable and accrued liabilities was $219 million and $124 million, respectively.

Currency Swap Liabilities. See Note 14 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment and Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

Operating Lease Liabilities. At June 30, 2025, and September 30, 2024, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $56 million and $63 million, respectively.

EnergyRight® Financing Obligation. At both June 30, 2025, and September 30, 2024, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was $13 million. See Note 8 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Compensation. At June 30, 2025, and September 30, 2024, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $57 million and $74 million, respectively.

Long-Term Deferred Revenue. At June 30, 2025, and September 30, 2024, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $42 million and $28 million, respectively.

Accrued Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Consolidated Balance Sheets. At June 30, 2025, and September 30, 2024, the current amount of accrued long-term service agreements recorded in Accounts payable and accrued liabilities was $11 million and $16 million, respectively.

Advances for Construction. At June 30, 2025, and September 30, 2024, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $127 million and $60 million, respectively.

Commodity Contract Derivative Liabilities. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

12.  Asset Retirement Obligations

During the nine months ended June 30, 2025, TVA's total asset retirement obligations ("ARO") liability increased $118 million as a result of increases from periodic accretion, partially offset by revisions in estimate and settlements related to retirement projects that were conducted during the period. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the nine months ended June 30, 2025, $165 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 9 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 15 — Fair Value Measurements — Investment Funds and Note 21 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity (in millions)
	Nuclear	Non-nuclear	Total
Balance at September 30, 2024	$3,814	$6,992	$10,806	(1)
Settlements	(9)	(178)	(187)
Revisions in estimate (non-cash)	2	(24)	(22)
Accretion (recorded as regulatory asset)	130	197	327
Balance at June 30, 2025	$3,937	$6,987	$10,924	(1)
Note
(1) Includes $316 million and $283 million at June 30, 2025, and September 30, 2024, respectively, in Current liabilities.

Revisions in non-nuclear estimates decreased the liability balance by $24 million for the nine months ended June 30, 2025. The decrease was primarily attributable to a change in closure liabilities of $34 million at Paradise Fossil Plant based on scope changes, new vendor bids, and updated cost estimates for activities associated with final closure. The decrease was partially offset by increased revisions in estimates of $16 million related to the final legacy coal combustion residual rule ("Legacy CCR Rule").

13.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at June 30, 2025, and September 30, 2024, consisted of the following:

Debt Outstanding (in millions)
	At June 30, 2025	At September 30, 2024
Short-term debt
Short-term debt, net of discounts	$319	$1,167
Current maturities of power bonds issued at par	1,370	1,022
Current maturities of long-term debt of VIEs issued at par	48	37
Total current debt outstanding, net	1,737	2,226
Long-term debt
Long-term power bonds(1)	19,389	17,995
Long-term debt of VIEs, net	1,651	897
Unamortized discounts, premiums, issue costs, and other	(160)	(128)
Total long-term debt, net	20,880	18,764
Total debt outstanding	$22,617	$20,990
Note
(1) Includes total net exchange gain from currency transactions of $48 million and $62 million at June 30, 2025, and September 30, 2024, respectively.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2024, to June 30, 2025:

Debt Securities Activity
	Date	Amount (in millions)
Issues
Debt of variable interest entities	October 2024	$800
2025 Series A(1)	February 2025	1,250
2025 Series B(2)	May 2025	1,500
Discount on debt issues		(28)
Total long-term debt issues		$3,522

Redemptions/Maturities(3)
2009 Series B	December 2024	$1
2020 Series A	May 2025	1,000
2009 Series B	June 2025	21
Total redemptions/maturities of power bonds		1,022
Debt of variable interest entities		23
Total redemptions/maturities of debt		$1,045
Notes
(1) The 2025 Series A Bonds were issued at 98.517 percent of par.
(2) The 2025 Series B Bonds were issued at 99.360 percent of par.
(3) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA has funding available under four revolving credit facilities totaling $2.7 billion. See the table below for additional information on the four revolving credit facilities. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At June 30, 2025, and September 30, 2024, there were $517 million and $566 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. TVA's letters of credit are primarily posted as collateral under TVA's interest rate swaps. See Note 14 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral. TVA may also post collateral for TVA's currency swaps, for commodity derivatives under the Financial Hedging Program ("FHP"), or for certain transactions with third parties that require TVA to post letters of credit.

The following table provides additional information regarding TVA's funding available under the four revolving credit facilities:

Summary of Credit Facilities At June 30, 2025 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
March 2026	$150	$38	$—	$112
September 2026	1,000	71	—	929
March 2027	1,000	194	—	806
February 2028	500	214	—	286
Total	$2,650	$517	$—	$2,133

TVA and the United States ("U.S.") Department of the Treasury ("U.S. Treasury"), pursuant to the Tennessee Valley Authority Act of 1933, as amended ("TVA Act"), have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2025 with a maturity date of September 30, 2025. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at June 30, 2025. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

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
			Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2025	2024	2025	2024
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in Accumulated other comprehensive income (loss) ("AOCI") and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$47	$1	$24	$17

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	2025	2024	2025	2024
Currency swaps	$38	$7	$15	$20
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $1 million of loss from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to the forecasted exchange gains on the debt.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) (in millions)
			Three Months Ended June 30		Nine Months Ended June 30
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2025	2024	2025	2024
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(11)	$(8)	$(33)	$(23)

Commodity derivatives under the FHP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	(13)	(72)	(64)	(227)
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three and nine months ended June 30, 2025 and for the three and nine months ended June 30, 2024.
(2) Of the amount recognized for the three months ended June 30, 2025, $3 million and $10 million were reported in Fuel expense and Purchased power expense, respectively, and of the amount recognized for the three months ended June 30, 2024, $59 million and $13 million were reported in Fuel expense and Purchased power expense, respectively. Of the amount recognized for the nine months ended June 30, 2025, $12 million and $52 million were reported in Fuel expense and Purchased power expense, respectively, and of the amount recognized for the nine months ended June 30, 2024, $186 million and $41 million were reported in Fuel expense and Purchased power expense, respectively.

Fair Values of TVA Derivatives (in millions)
	At June 30, 2025		At September 30, 2024
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(35)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(31)	$(49)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(45)
£150 million Sterling	(56)	Accounts payable and accrued liabilities $(2); Other long-term liabilities $(54)	(67)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(64)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(508)	Accounts payable and accrued liabilities $(30); Accrued interest $(8); Other long-term liabilities $(470)	$(622)	Accounts payable and accrued liabilities $(10); Accrued interest $(26); Other long-term liabilities $(586)
$476 million notional	(165)	Accounts payable and accrued liabilities $(12); Accrued interest $(1); Other long-term liabilities $(152)	(218)	Accounts payable and accrued liabilities $(3); Accrued interest $(9); Other long-term liabilities $(206)
Commodity contract derivatives	1	Other current assets $6; Accounts payable and accrued liabilities $(3); Other long-term liabilities $(2)	2	Other current assets $5; Other long-term assets $2; Accounts payable and accrued liabilities $(3); Other long-term liabilities $(2)
Commodity derivatives under the FHP	(1)	Other long-term assets $17; Other current assets $7; Accounts payable and accrued liabilities $(19); Other long-term liabilities $(6)	(161)	Accounts payable and accrued liabilities $(99); Other long-term liabilities $(62)

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had two currency swaps outstanding at June 30, 2025, with total currency exposure of £400 million and expiration dates in 2032 and 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended June 30, 2025 and 2024, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $6 million and $32 million, respectively. For the nine months ended June 30, 2025 and 2024, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $141 million and the increase in unrealized losses of $63 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Derivatives. TVA enters into certain derivative contracts for natural gas that require physical delivery of the contracted quantity of the commodity. TVA may also enter into power purchase agreements ("PPAs") that provide an option to financially settle contracted power deliveries. This option creates an embedded derivative in the hosting PPA. TVA marks to market these contracts and defers the unrealized gains (losses) as regulatory liabilities (assets). At June 30, 2025, TVA's natural gas contract derivatives had terms of up to 10 years.

Commodity Contract Derivatives
	At June 30, 2025			At September 30, 2024
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	57	412 million mmBtu	$1	45	321 million mmBtu	$2

Commodity Derivatives under the FHP. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's FHP policy prohibits trading financial instruments under the FHP for speculative purposes. At June 30, 2025, TVA's natural gas swap contracts under the FHP had remaining terms of up to five years.

Commodity Derivatives under Financial Hedging Program(1)
	At June 30, 2025				At September 30, 2024
	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)
Natural gas swap contracts	210	284	million mmBtu	$(1)	126	230	million mmBtu	$(161)
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

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At June 30, 2025	At September 30, 2024
Assets
Commodity contract derivatives	$6	$7
Commodity derivatives under the FHP(2)	24	—
Total derivatives subject to master netting or similar arrangement	$30	$7

Liabilities
Currency swaps	$91	$116
Interest rate swaps(3)	673	840
Commodity contract derivatives	5	5
Commodity derivatives under the FHP(2)	25	161
Total derivatives subject to master netting or similar arrangement	$794	$1,122
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no other material offsetting amounts on TVA's Consolidated Balance Sheets at either June 30, 2025, or September 30, 2024.
(2) At June 30, 2025, the gross derivative asset and gross derivative liability were $54 million and $55 million, respectively, with offsetting amounts for each totaling $30 million. At September 30, 2024, the gross derivative asset and gross derivative liability were $4 million and $165 million, respectively, with offsetting amounts for each totaling $4 million.
(3) Letters of credit of $411 million and $535 million were posted as collateral at June 30, 2025, and September 30, 2024, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), the Deferred Compensation Plan ("DCP"), and the Restoration Plan ("RP"). See Note 15 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At June 30, 2025, and September 30, 2024, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $18 million and $11 million at June 30, 2025, and September 30, 2024, respectively.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At June 30, 2025, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $794 million.  TVA's collateral obligations at June 30, 2025, under these arrangements were $439 million, for which TVA had posted $411 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the interest rate swap contracts as a result of this posted collateral.

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

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
master purchase and sale agreements.

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.8 billion and $1.7 billion of receivables from power sales outstanding at June 30, 2025, and September 30, 2024, respectively, nearly all of the counterparties were rated investment grade. The majority of the obligations of these customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 4 — Accounts Receivable, Net, and Note 8 — Other Long-Term Assets.

TVA had revenue from two LPCs that collectively accounted for 16 percent of total operating revenues for both the nine months ended June 30, 2025 and 2024.

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

Coal. To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers as of June 30, 2025. The contracted supply of coal is sourced from several geographic regions of the U.S. and is delivered via barge and rail. As a result of emerging technologies, environmental regulations, industry trends, and natural gas market volatility over the past few years, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies, restructuring, mine closures, or other scenarios. A long-term continued decline in demand for coal could result in more consolidations, additional bankruptcies, restructuring, mine closures, or other scenarios.

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

Other Suppliers. Solar supply chain constraints, commodity price increases, legislative changes, trade policy issues, and investigations into and affecting solar panel imports have created challenges for the U.S. solar industry. TVA's existing solar PPA portfolio is not immune from these challenges. Similar to the experience of the rest of the industry, the majority of TVA's

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
contracted PPAs from previous requests for proposals that are not yet online have been impacted by project delays and price increases.

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At June 30, 2025, all of TVA's commodity derivatives under the FHP, currency swaps, and interest rate swaps were with counterparties whose Moody's credit ratings were A2 or higher. TVA classifies forward natural gas contracts as derivatives. At June 30, 2025, the forward natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

At June 30, 2025, Investment funds were comprised of $5.3 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, DCP, and RP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $3.5 billion and $1.6 billion, respectively, at June 30, 2025.

TVA established a SERP to provide benefits to selected employees of TVA which are comparable to those provided by competing organizations. The DCP is designed to provide participants with the ability to defer compensation to future periods.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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

Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $368 million, private real assets of $128 million, and private credit of $119 million at June 30, 2025. The ART had unfunded commitments related to limited partnerships in private equity of $143 million, private real assets of $77 million, and private credit of $58 million at June 30, 2025. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. Private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset value ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)(1) (in millions)
		Three Months Ended June 30		Nine Months Ended June 30
Fund	Financial Statement Presentation	2025	2024	2025	2024
NDT	Regulatory assets(2)	$200	$(21)	$133	$230
ART	Regulatory assets(3)	97	(4)	69	119
SERP	Other income (expense), net	5	—	(1)	9
DCP	Other income (expense), net	2	—	—	2
Notes
(1) The unrealized gains for the RP were less than $1 million for both the three and nine months ended June 30, 2025 and for both the three and nine months ended June 30, 2024, and therefore were not represented in the table above.
(2) Includes $41 million and $7 million of unrealized gains related to NDT equity securities (excluding commingled funds) for the three months ended June 30, 2025 and 2024, respectively. Includes $12 million of unrealized losses and $70 million of unrealized gains related to NDT equity securities (excluding commingled funds) for the nine months ended June 30, 2025 and 2024, respectively.
(3) Includes $10 million and $1 million of unrealized gains related to ART equity securities (excluding commingled funds) for the three months ended June 30, 2025 and 2024, respectively. Includes $5 million of unrealized losses and $24 million of unrealized gains related to ART equity securities (excluding commingled funds) for the nine months ended June 30, 2025 and 2024, respectively.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2024) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in no change in the fair value of assets and a less than $3 million decrease in the fair value of liabilities at June 30, 2025.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2025, and September 30, 2024. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At June 30, 2025 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$736	$—	$—	$736
Government debt securities(1)(2)	408	44	—	452
Corporate debt securities(3)	—	379	—	379
Mortgage and asset-backed securities	—	35	—	35
Institutional mutual funds	352	—	—	352
Forward debt securities contracts	—	18	—	18
Cash equivalents and other short-term investments(2)(4)	48	202	—	250
Private equity funds measured at net asset value(5)	—	—	—	868
Private real asset funds measured at net asset value(5)	—	—	—	474
Private credit funds measured at net asset value(5)	—	—	—	267
Commingled funds measured at net asset value(5)	—	—	—	1,446
Total investments	1,544	678	—	5,277
Commodity contract derivatives	—	6	—	6
Commodity derivatives under the FHP	—	24	—	24
Total	$1,544	$708	$—	$5,307

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(6)	$—	$91	$—	$91
Interest rate swaps	—	673	—	673
Commodity contract derivatives	—	5	—	5
Commodity derivatives under the FHP	—	25	—	25
Total	$—	$794	$—	$794
Notes
(1) Includes obligations of government-sponsored entities.
(2) There are $408 million of U.S. Treasury securities in Level 1 Government debt securities and $48 million of U.S. Treasury securities in Level 1 Cash equivalents and other short-term investments for a total of $456 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
(3) Includes both U.S. and foreign debt.
(4) Includes $98 million net payables (interest receivable, dividends receivable, receivables for investments sold, and payables for investments purchased), and $204 million of repurchase agreements in Level 2 Cash equivalents and other short-term investments.
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

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM

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

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at June 30, 2025, and September 30, 2024, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at June 30, 2025, and September 30, 2024, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At June 30, 2025		At September 30, 2024
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$56	$56	$56	$56

Loans and other long-term receivables, net (including current portion)	Level 2	114	108	105	99

EnergyRight® financing obligations (including current portion)	Level 2	65	73	66	74

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	16	18	17	19

Long-term outstanding power bonds, net (including current maturities)	Level 2	20,599	20,483	18,889	19,416

Long-term debt of VIEs, net (including current maturities)	Level 2	1,699	1,693	934	966

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

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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

LPC sales
Approximately 91 percent and 92 percent of TVA's Revenue from sales of electricity for the three and nine months ended June 30, 2025, and the three and nine months ended June 30, 2024, respectively, was from LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Disaggregated Revenues

During the three and nine months ended June 30, 2025, revenues generated from TVA's electricity sales were $3.3 billion and $9.6 billion, respectively, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three and nine months ended June 30, 2025 and 2024, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
Alabama	$477	$409	$1,428	$1,274
Georgia	74	65	242	214
Kentucky	209	179	605	557
Mississippi	310	277	886	816
North Carolina	18	19	67	70
Tennessee	2,161	1,869	6,345	5,685
Virginia	11	10	39	35
Subtotal	3,260	2,828	9,612	8,651
Off-system sales	2	2	4	6
Revenue capitalized during pre-commercial plant operations(1)	(1)	—	(3)	(3)
Revenue from sales of electricity	3,261	2,830	9,613	8,654
Other revenue	45	49	145	144
Total operating revenues	$3,306	$2,879	$9,758	$8,798
Note
(1) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 21-30 in the three and nine months ended June 30, 2025 and Paradise CT Units 5-7 in the nine months ended June 30, 2024, all of which was recognized in the three months ended December 31, 2023.

TVA's operating revenues by customer type for the three and nine months ended June 30, 2025 and 2024, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
Revenue from sales of electricity
Local power companies	$2,967	$2,596	$8,782	$7,925
Industries directly served	259	205	734	642
Federal agencies and other	36	29	100	90
Revenue capitalized during pre-commercial plant operations(1)	(1)	—	(3)	(3)
Revenue from sales of electricity	3,261	2,830	9,613	8,654
Other revenue	45	49	145	144
Total operating revenues	$3,306	$2,879	$9,758	$8,798
Note
(1) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 21-30 in the three and nine months ended June 30, 2025 and Paradise CT Units 5-7 in the nine months ended June 30, 2024, all of which was recognized in the three months ended December 31, 2023.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA’s failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $53 million and $51 million for the three months ended June 30, 2025 and 2024, respectively. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $164 million and $152 million for the nine months ended June 30, 2025 and 2024, respectively. In 2020, TVA

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
provided participating LPCs a flexibility option, named Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in 2023 which permit projects to be located anywhere in TVA's service area, either connected to the LPC distribution system or TVA's transmission system, and make it easier for LPCs to partner in projects. As of June 30, 2025, 148 LPCs had signed the Partnership Agreement with TVA, and 107 LPCs had signed a Power Supply Flexibility Agreement.

The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three and nine months ended June 30, 2025, and the percentage those revenues comprised of TVA's total operating revenues for the same period, are summarized in the tables below:

TVA Local Power Company Contracts At or for the Three Months Ended June 30, 2025
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	148	$2,541	76.9%
5-year termination notice	5	426	12.9%
Total	153	$2,967	89.8%
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

TVA Local Power Company Contracts At or for the Nine Months Ended June 30, 2025
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	148	$7,612	78.0%
5-year termination notice	5	1,170	12.0%
Total	153	$8,782	90.0%
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

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the nine months ended June 30, 2025 and the nine months ended June 30, 2024.

Contract Balances

Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at June 30, 2025.

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

Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $80 million for both the three months ended June 30, 2025 and 2024. Incentives recorded as a reduction to revenue were $248 million and $233 million for the nine months ended June 30, 2025 and 2024, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At June 30, 2025, and September 30, 2024, the outstanding unpaid incentives were $197 million and $187 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
17.  Other Income, Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income, Net (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
Interest income	$10	$10	$31	$30
External services	8	4	22	12
Gains on investments	10	2	8	16
Miscellaneous	1	(2)	(3)	(3)
Total other income, net	$29	$14	$58	$55

18. Supplemental Cash Flow Information

Construction in progress and nuclear fuel expenditures included in Accounts payable and accrued liabilities at June 30, 2025 and 2024, were $961 million and $703 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 and 2024 as non-cash investing activities. ARO project accruals included in Accounts payable and accrued liabilities at June 30, 2025 and 2024, were $41 million and $46 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 and 2024, as non-cash operating activities.

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

The components of net periodic benefit cost for the three and nine months ended June 30, 2025 and 2024, were as follows:

Components of Net Periodic Benefit Cost(1) (in millions)
	For the Three Months Ended June 30				For the Nine Months Ended June 30
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$8	$7	$3	$3	$24	$22	$9	$8
Interest cost	131	145	3	4	394	434	12	15
Expected return on plan assets	(126)	(123)	—	—	(379)	(370)	—	—
Amortization of prior service credit	(22)	(22)	(4)	(4)	(67)	(67)	(13)	(13)
Recognized net actuarial loss	44	25	—	—	131	75	—	—
Total net periodic benefit cost	35	32	2	3	103	94	8	10
Special/contractual termination benefits(2)	—	—	1	—	—	—	1	—
Total benefit cost	$35	$32	$3	$3	$103	$94	$9	$10
Note
(1) The components of net benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.
(2) Special/contractual termination benefits for certain eligible employees related to TVA's restructuring activities. See Note 3 — Restructuring.

TVA's minimum required pension plan contribution for 2025 is $300 million. TVA contributes $25 million per month to TVARS and as of June 30, 2025, had contributed $225 million. The remaining $75 million will be contributed by September 30, 2025. For the nine months ended June 30, 2025, TVA also contributed $19 million (net of $4 million in rebates) to the other post-retirement plans and $10 million to the SERP. In addition, TVA recognized 401(k) contribution costs of $95 million for the nine months ended June 30, 2025.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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

Payments pursuant to the agreement are recorded as research and development expense, which is reflected as Operating and maintenance expense on TVA's Consolidated Statement of Operations in the period incurred. TVA recorded no expenses related to this agreement for the three months ended June 30, 2025 and $12 million of expenses for the three months ended June 30, 2024. TVA recorded $10 million and $29 million of expenses related to this agreement for the nine months ended June 30, 2025 and 2024, respectively. TVA also had a $6 million letter of credit posted under this arrangement at June 30, 2025.

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

Federal law requires that each Nuclear Regulatory Commission ("NRC") power reactor licensee obtain property insurance from private sources to cover the cost of stabilizing and decontaminating a reactor and its station site after an accident. TVA carries property, decommissioning liability, and decontamination liability insurance from Nuclear Electric Insurance Limited ("NEIL") and European Mutual Association for Nuclear Insurance. The limits available for a loss are up to $2.1 billion for two of TVA's nuclear sites and up to $2.8 billion for the remaining site. Some of this insurance may require the payment of retrospective premiums up to a maximum of approximately $122 million.

TVA purchases accidental outage (business interruption) insurance for TVA's nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) with a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $50 million, but only to the extent the retrospective premium is deemed necessary by the NEIL Board of Directors to pay losses unable to be covered by NEIL's surplus.

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to nuclear generating plants, coal-fired generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. See Note 12 — Asset Retirement Obligations.

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options authorized by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At June 30, 2025, $3.9 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2022. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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

Non-nuclear Decommissioning.  At June 30, 2025, $7.0 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

On March 12, 2025, the EPA Administrator announced that EPA will reconsider 31 rules, including (1) regulations on power plants, (2) Mercury and Air Toxics Standards, (3) steam electric effluent limitation guidelines, (4) National Ambient Air Quality Standards for particulate matter, (5) regulations regarding regional haze, (6) the Good Neighbor Plan, and (7) CCR regulations. TVA cannot predict the outcome of such reevaluations or their impact on TVA's financial results or operations. See Part I, Item 1, Business — Environmental Matters in the Annual Report.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At June 30, 2025, and September 30, 2024, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was $10 million and $15 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

In August 2015, the Tennessee Department of Environment and Conservation ("TDEC") issued an order that includes an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. TVA is also following a similar process pursuant to a consent order. At June 30, 2025, and September 30, 2024, TVA's estimated liability for costs associated with environmental remediation activities for the sites covered by these orders for which sufficient information is available to develop a cost estimate was approximately $313 million and $215 million, respectively, on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The current estimated time frame for work related to these remediation activities for which TVA has a cost estimate is through 2044.

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

Case Involving Kingston Gas-Fired Plant. On October 10, 2024, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club filed a lawsuit in the U.S. District Court for the Eastern District of Tennessee alleging that TVA violated NEPA and TVA's least-cost planning obligations in deciding to build a gas plant at its Kingston Facility. TVA filed its answer on December 16, 2024. The plaintiffs filed a motion to compete the administrative record on June 30, 2025. TVA cannot predict the outcome of this litigation. See Note 22 — Commitments and Contingencies — Legal Proceedings — Case Involving Kingston Gas-Fired Plant in the Annual Report.

Challenge to Kingston Construction Permit. On December 16, 2024, the Southern Environmental Law Center filed an appeal on behalf of Appalachian Voices challenging the construction permit that the Technical Secretary acting on behalf of the Tennessee Air Pollution Control Board issued to TVA on November 15, 2024, for the construction of natural gas generation at Kingston. Appalachian Voices alleges that TDEC unlawfully issued a construction permit that would allow TVA to construct the plant without meeting the requirements set forth in the Tennessee Air Quality Act's and Federal Clean Air Act’s Prevention of Significant Deterioration program. Among other things, Appalachian Voices is requesting that the Tennessee Air Pollution Control Board stay the effectiveness of the permit and order TDEC to revoke the permit. On January 7, 2025, TVA filed a petition to intervene in the administrative proceeding, which was granted on January 15, 2025. The parties filed competing motions for summary judgement on March 14, 2025, and oral argument on these motions was held on June 24, 2025. TVA cannot predict the outcome of this litigation.

Challenge to Certificate for Cumberland Pipeline. On April 29, 2024, the Southern Environmental Law Center, on behalf of the Sierra Club and Appalachian Voices, filed a petition with the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging the Federal Energy Regulatory Commission's ("FERC’s") issuance of a certificate of public convenience for the pipeline that will need to be constructed in order for TVA to operate the Cumberland Combined Cycle Plant (the “Cumberland Pipeline”). The petitioners allege that they and their members have been and will be aggrieved by the approval, construction, and operation of the Cumberland Pipeline and are asking the D.C. Circuit to review and set aside FERC’s order approving the pipeline. The D.C. Circuit heard oral arguments on the merits on March 4, 2025, but has not yet issued a ruling. TVA, the Tennessee Valley Public Power Association, and Tennessee Gas Pipeline Company, L.L.C., which has contracted with TVA to build and operate the pipeline, have intervened in the proceeding. TVA cannot predict the outcome of this litigation.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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

Executive Overview

TVA's operating revenues were $9.8 billion and $8.8 billion for the nine months ended June 30, 2025 and 2024, respectively. Operating revenues increased for the nine months ended June 30, 2025, as compared to the same period of the prior year, primarily as a result of higher effective fuel rates, higher effective base rates, and increased sales volume. Higher effective fuel rates were due primarily to using higher cost coal and natural gas generation due to less availability of nuclear generation as compared to the same period of the prior year. Effective base rates were higher primarily due to the TVA Board of Directors ("TVA Board") action to approve a 5.25 percent wholesale base rate increase effective October 1, 2024. The increased sales volume was primarily driven by higher sales to residential and small commercial and industrial customers as well as increases within the data processing, hosting, and related services sector, partially offset by a decrease in cooling degree days.

Total operating expenses increased $743 million for the nine months ended June 30, 2025, as compared to the nine months ended June 30, 2024. Fuel and purchased power expense increased $490 million for the nine months ended June 30, 2025, as compared to the same period of the prior year, primarily due to higher demand for purchased power as a result of less availability of nuclear generation and higher effective fuel rates. There was a $100 million increase in Operating and maintenance expense primarily due to increases in payroll and benefit costs related to severance costs associated with Enterprise Transformation Program ("ETP") efforts and labor escalation for cost of living increases and an increase in nuclear outage days. In addition, Depreciation and amortization expense increased $98 million primarily as a result of increases in the amortization expense of finance leases and amortization expense of decommissioning costs recovered in rates, the decision to retire Kingston Fossil Plant ("Kingston"), and additions to net completed plant.

Pre-commercial plant operations began on Johnsonville Aeroderivative combustion turbine ("CT") Units 25-28 in the first quarter of 2025 and began on Units 21-24 and 29-30 in the second quarter of 2025. Units 21-25 and 27-30 became operational on May 6, 2025.

On January 22, 2025, TVA reached an all-time record high peak power demand of approximately 35,430 megawatts ("MW"). This peak was over 800 MW greater than TVA's previous all-time peak set in January 2024.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Results of Operations

Sales of Electricity

Sales of electricity were 39,751 million and 39,342 million kilowatt hours ("kWh") for the three months ended June 30, 2025 and 2024, respectively. Sales of electricity were 120,527 million and 117,313 million kWh for the nine months ended June 30, 2025 and 2024, respectively. The total sales of electricity during the nine months ended June 30, 2025 included 94 thousand kWh of pre-commercial generation at Johnsonville Aeroderivative CT Units 21-30, of which 35 thousand kWh was recognized in the three months ended June 30, 2025. The total sales of electricity during the nine months ended June 30, 2024 included 137 thousand kWh of pre-commercial generation at Paradise CT Units 5-7, all of which was recognized in the three months ended December 31, 2023. TVA sells power at wholesale rates to local power company customers ("LPCs") that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

The following charts compare TVA's sales of electricity by customer type for the periods indicated:

The following charts show a breakdown of TVA's energy load:
Note
Information included in the charts above was derived from energy usage of directly served customers and customers served by LPCs during calendar year ("CY") 2024, and these graphs will continue to be updated on a CY basis.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit.

	Degree Days
	Variation from Normal						Change from Prior Period
	2025	Normal	Percent Variation	2024	Normal	Percent Variation	Change	Percent Change
Heating Degree Days
Three Months Ended June 30	144	191	(24.6)%	124	191	(35.1)%	20	16.1%
Nine Months Ended June 30	2,888	3,123	(7.5)%	2,801	3,143	(10.9)%	87	3.1%

Cooling Degree Days
Three Months Ended June 30	611	595	2.7%	698	595	17.3%	(87)	(12.5)%
Nine Months Ended June 30	712	666	6.9%	776	666	16.5%	(64)	(8.2)%

Sales of electricity increased one percent for the three months ended June 30, 2025, as compared to the same period of the prior year. The increased sales volume was primarily driven by higher sales to residential and small commercial and industrial customers as well as increases within the data processing, hosting, and related services sector. Partially offsetting the increased sales volume was a 12.5 percent decrease in cooling degree days compared to the same period of the prior year.

Sales of electricity increased three percent for the nine months ended June 30, 2025, as compared to the same period of the prior year. The increased sales volume was primarily driven by higher sales to residential and small commercial and industrial customers as well as increases within the data processing, hosting, and related services sector. Partially offsetting the increased sales volume was an 8.2 percent decrease in cooling degree days compared to the same period of the prior year.

Financial Results

The following table compares operating results for the three and nine months ended June 30, 2025 and 2024:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended June 30				Nine Months Ended June 30
	2025	2024	Change	Percent Change	2025	2024	Change	Percent Change
Operating revenues	$3,306	$2,879	$427	14.8%	$9,758	$8,798	$960	10.9%
Operating expenses	2,789	2,420	369	15.2%	8,112	7,369	743	10.1%
Operating income	517	459	58	12.6%	1,646	1,429	217	15.2%
Other income, net	29	14	15	107.1%	58	55	3	5.5%
Other net periodic benefit cost	27	25	2	8.0%	79	74	5	6.8%
Interest expense	307	267	40	15.0%	880	795	85	10.7%
Net income	$212	$181	$31	17.1%	$745	$615	$130	21.1%

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Operating Revenues.  Operating revenues for the three months ended June 30, 2025 and 2024, were $3.3 billion and $2.9 billion, respectively. Operating revenues for the nine months ended June 30, 2025 and 2024, were $9.8 billion and $8.8 billion, respectively. The following table compares TVA's operating revenues for the periods indicated:

Operating Revenues by Customer Type (in millions)
	Three Months Ended June 30				Nine Months Ended June 30
	2025	2024	Change	Percent Change	2025	2024	Change	Percent Change
Operating revenues
Local power company customers	$2,967	$2,596	$371	14.3%	$8,782	$7,925	$857	10.8%
Industries directly served	259	205	54	26.3%	734	642	92	14.3%
Federal agencies and other	36	29	7	24.1%	100	90	10	11.1%
Revenue capitalized during pre-commercial plant operations(1)	(1)	—	(1)	—%	(3)	(3)	—	—%
Other revenue	45	49	(4)	(8.2)%	145	144	1	0.7%
Total operating revenues	$3,306	$2,879	$427	14.8%	$9,758	$8,798	$960	10.9%
Note
(1) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 21-30 in the three and nine months ended June 30, 2025 and Paradise CT Units 5-7 in the nine months ended June 30, 2024, all of which was recognized in the three months ended December 31, 2023.

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to both MLGW and NES accounted for eight percent of TVA's total operating revenues for both the nine months ended June 30, 2025 and the nine months ended June 30, 2024.

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

TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of June 30, 2025, 148 LPCs had signed the 20-year Partnership Agreement with TVA.

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

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
The changes in revenue components are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended June 30			Nine Months Ended June 30
	2025	2024	Change	2025	2024	Change
Base revenue
Energy revenue	$1,264	$1,195	$69	$3,855	$3,570	$285
Demand revenue	1,009	930	79	3,034	2,765	269
Grid access charge	161	155	6	485	466	19
Long-term partnership credits for LPCs	(53)	(51)	(2)	(164)	(152)	(12)
Other charges and credits(1)	(166)	(144)	(22)	(522)	(453)	(69)
Total base revenue	2,215	2,085	130	6,688	6,196	492
Fuel cost recovery	1,045	743	302	2,924	2,455	469
Off-system sales	2	2	—	4	6	(2)
Pre-commercial operations(2)	(1)	—	(1)	(3)	(3)	—
Revenue from sales of electricity	3,261	2,830	431	9,613	8,654	959
Other revenue	45	49	(4)	145	144	1
Total operating revenues	$3,306	$2,879	$427	$9,758	$8,798	$960
Notes
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 16 — Revenue.
(2) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 21-30 in the three and nine months ended June 30, 2025 and Paradise CT Units 5-7 in the nine months ended June 30, 2024, all of which was recognized in the three months ended December 31, 2023.

Operating revenues increased $427 million for the three months ended June 30, 2025, as compared to the same period of the prior year, primarily due to a $302 million increase in fuel cost recovery revenue. The $302 million increase in fuel cost recovery revenue was driven by a $296 million increase attributable to higher effective fuel rates and a $6 million increase attributable to higher sales volume. The higher effective fuel rates were due primarily to using higher cost coal and natural gas generation due to less availability of nuclear generation as compared to the same period of the prior year. In addition, there was a $130 million increase in base revenue driven by a $104 million increase attributable to higher effective base rates and a $26 million increase attributable to higher sales volume. The increase in effective base rates was primarily due to the TVA Board action to approve a 5.25 percent wholesale base rate increase effective October 1, 2024. The higher sales volume was driven primarily by higher sales to residential and small commercial and industrial customers as well as increases within the data processing, hosting, and related services sector, partially offset by a decrease in cooling degree days.

Operating revenues increased $960 million for the nine months ended June 30, 2025, as compared to the same period of the prior year, primarily due to a $492 million increase in base revenue. The $492 million increase in base revenue was driven by a $262 million increase attributable to higher effective base rates and a $230 million increase attributable to higher sales volume. The increase in effective base rates was primarily due to the TVA Board action to approve a 5.25 percent wholesale base rate increase effective October 1, 2024. The higher sales volume was driven primarily by higher sales to residential and small commercial and industrial customers as well as increases within the data processing, hosting, and related services sector, partially offset by a decrease in cooling degree days. In addition, there was a $469 million increase in fuel cost recovery revenue driven by a $401 million increase attributable to higher effective fuel rates and a $68 million increase attributable to higher sales volume. The higher effective fuel rates were due primarily to using higher cost coal and natural gas generation due to less availability of nuclear generation as compared to the same period of the prior year.

See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three and nine months ended June 30, 2025 and 2024, consisted of the following:

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM

Operating Expenses (in millions)
	Three Months Ended June 30				Nine Months Ended June 30
	2025	2024	Change	Percent Change	2025	2024	Change	Percent Change
Operating expenses
Fuel	$589	$424	$165	38.9%	$1,674	$1,561	$113	7.2%
Purchased power	550	408	142	34.8%	1,516	1,139	377	33.1%
Operating and maintenance	922	915	7	0.8%	2,771	2,671	100	3.7%
Depreciation and amortization	572	542	30	5.5%	1,691	1,593	98	6.2%
Tax equivalents	156	131	25	19.1%	460	405	55	13.6%
Total operating expenses	$2,789	$2,420	$369	15.2%	$8,112	$7,369	$743	10.1%
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

Fuel expense increased $165 million for the three months ended June 30, 2025, as compared to the same period of the prior year. This increase was primarily driven by an increase in fuel cost recovery of $127 million due to the collection of significant fuel costs from the previous quarter that were the result of higher than expected coal and natural gas prices due to colder than average temperatures. Additionally, fuel expense increased $53 million primarily due to higher effective fuel rates related to using higher cost coal and natural gas generation due to less availability of nuclear generation as compared to the same period of the prior year. Partially offsetting this increase was a decrease of $15 million due to less availability of nuclear generation and more availability of hydro generation as compared to the same period of the prior year.

Purchased power expense increased $142 million for the three months ended June 30, 2025, as compared to the same period of the prior year. This increase was primarily due to an increase of $82 million from higher purchased power market prices compared to the same period of the prior year. Additionally, purchased power expense increased $52 million due to higher demand for energy with less availability of TVA nuclear generation. Purchased power expense also increased $8 million

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
due to the recovery of purchased power costs from the previous quarter that were the result of higher than expected purchased power prices due to colder than average temperatures.

Operating and maintenance expense increased $7 million for the three months ended June 30, 2025, as compared to the same period of the prior year. This increase was primarily due to a $19 million increase in outage expense primarily due to an increase in nuclear outage days.

Depreciation and amortization expense increased $30 million for the three months ended June 30, 2025, as compared to the same period of the prior year.  The increase was primarily driven by a $9 million increase in amortization expense of finance leases and amortization expense of decommissioning costs recovered in rates, as well as an increase due to depreciation of additions to net completed plant.

Tax equivalents expense increased $25 million for the three months ended June 30, 2025, as compared to the same period of the prior year. This change is primarily driven by an increase in TVA's revenue from sales of electricity in 2024, which is used as the basis for calculating tax equivalent expense.
Nine Months Ended June 30, 2025, Compared to Nine Months Ended June 30, 2024
Fuel expense increased $113 million for the nine months ended June 30, 2025, as compared to the same period of the prior year. An increase of $192 million was due primarily to higher effective fuel rates related to using higher cost coal and natural gas generation due to less availability of nuclear generation as compared to the same period of the prior year. Partially offsetting this increase was a decrease of $42 million due to less availability of nuclear generation and more availability of hydro generation as compared to the same period of the prior year. Additionally, fuel expense decreased $37 million related to the deferral of unplanned coal and gas costs due to less availability of nuclear generation.
Purchased power expense increased $377 million for the nine months ended June 30, 2025, as compared to the same period of the prior year. This increase was primarily due to higher demand for energy and less availability of TVA nuclear generation, resulting in an increase of $358 million.

Operating and maintenance expense increased $100 million for the nine months ended June 30, 2025, as compared to the same period of the prior year. This increase was primarily due to $113 million of increased payroll and benefit costs primarily due to severance costs associated with ETP efforts and labor escalation for cost of living increases. In addition, there was a $36 million increase in outage expense primarily due to an increase in nuclear outage days. Partially offsetting these increases was a $27 million decrease in expenditures related to project contract labor primarily due to higher power operations performance activities and other natural gas project work in the prior year.

Depreciation and amortization expense increased $98 million for the nine months ended June 30, 2025, as compared to the same period of the prior year.  The increase was primarily driven by an increase of $33 million related to amortization expense of finance leases and amortization expense of decommissioning costs recovered in rates and an increase in depreciation expense of $18 million related to the decision in April 2024 to retire Kingston. Additionally, there was an increase due to depreciation of additions to net completed plant.

Tax equivalents expense increased $55 million for the nine months ended June 30, 2025, as compared to the same period of the prior year. This change is primarily driven by an increase in TVA's revenue from sales of electricity in 2024, which is used as the basis for calculating tax equivalent expense.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Generating Sources. The following tables show TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated.

Total Power Supply by Generating Source For the three months ended June 30 (millions of kWh)
	2025		2024
Nuclear	12,683	31%	16,627	41%
Natural gas and/or oil-fired(1)	9,301	23%	8,876	22%
Coal-fired	6,196	15%	4,791	12%
Hydroelectric	3,537	9%	2,510	6%
Total TVA-operated generation facilities(2)(3)	31,717	78%	32,804	81%
Purchased power (natural gas and/or oil-fired)(4)	4,067	10%	4,365	11%
Purchased power (other renewables)(5)	1,846	5%	1,720	4%
Purchased power (coal-fired)	1,617	4%	530	1%
Purchased power (hydroelectric)	1,171	3%	1,014	3%
Total purchased power(3)	8,701	22%	7,629	19%
Total power supply	40,418	100%	40,433	100%
Notes
(1) The generation for the three months ended June 30, 2025 includes 35 thousand kWh of pre-commercial generation at Johnsonville Aeroderivative CT Units 21-30. The generation for the three months ended June 30, 2024 includes no kWh of pre-commercial generation at Paradise CT Units 5-7.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the three months ended June 30, 2025, and 2024. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(4) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,484 million kWh and 1,364 million kWh for the three months ended June 30, 2025, and 2024, respectively.
(5) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA acquires Renewable Energy Certificates ("RECs") in connection with certain purchased power transactions and sells some of these RECs to customers.

Total Power Supply by Generating Source For the nine months ended June 30 (millions of kWh)
	2025		2024
Nuclear	38,584	31%	50,933	43%
Natural gas and/or oil-fired(1)	30,525	25%	25,048	21%
Coal-fired	17,814	15%	14,734	12%
Hydroelectric	10,783	9%	9,741	8%
Total TVA-operated generation facilities(2)(3)	97,706	80%	100,456	84%
Purchased power (natural gas and/or oil-fired)(4)	12,897	11%	10,647	9%
Purchased power (other renewables)(5)	5,213	4%	4,649	4%
Purchased power (coal-fired)	3,978	3%	1,544	1%
Purchased power (hydroelectric)	2,884	2%	2,224	2%
Total purchased power(3)	24,972	20%	19,064	16%
Total power supply	122,678	100%	119,520	100%
Notes
(1) The generation for the nine months ended June 30, 2025 includes 94 thousand kWh of pre-commercial generation at Johnsonville Aeroderivative CT Units 21-30. The generation for the nine months ended June 30, 2024 includes 137 thousand kWh of pre-commercial generation at Paradise CT Units 5-7, all of which was recognized in the three months ended December 31, 2023.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the nine months ended June 30, 2025, and 2024. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(4) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 3,958 million kWh and 3,240 million kWh for the nine months ended June 30, 2025, and 2024, respectively.
(5) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA acquires RECs in connection with certain purchased power transactions and sells some of these RECs to customers.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. In 2025, TVA expects to invest $99 million on its energy efficiency programs and anticipates approximately 289 gigawatt hours of net incremental energy efficiency savings.

Interest Expense.  Interest expense and interest rates for the three and nine months ended June 30, 2025, and the three and nine months ended June 30, 2024, were as follows:

Interest Expense and Rates (in millions)
	Three Months Ended June 30			Nine Months Ended June 30
	2025	2024	Percent Change	2025	2024	Percent Change
Interest expense(1)	$307	$267	15.0%	$880	$795	10.7%

Average blended debt balance(2)	$22,775	$21,020	8.3%	$22,270	$20,862	6.7%

Average blended interest rate(3)	5.11%	4.91%	4.1%	5.03%	4.90%	2.7%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIEs"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIE, and discount notes.

Total interest expense increased $40 million for the three months ended June 30, 2025, as compared to the same period of the prior year. This increase was primarily driven by a $32 million increase from higher average balances and rates on long-term debt, and a $17 million increase in interest on other financing leases, primarily the new lease financing arrangement with Johnsonville Aeroderivative Combustion Turbine Generation LLC ("JACTG"). This increase was partially offset by a $9 million decrease in interest on short-term debt primarily due to lower average balances and rates.

Total interest expense increased $85 million for the nine months ended June 30, 2025, as compared to the same period of the prior year. This increase was primarily driven by a $54 million increase from higher average balances and rates on long-term debt, and a $41 million increase in interest on other financing leases, primarily the new lease financing arrangement with JACTG. This increase was partially offset by a $10 million decrease in interest on short-term debt primarily due to lower average balances and rates.

Liquidity and Capital Resources

Sources of Liquidity

TVA depends on various sources of liquidity to meet cash needs and contingencies. TVA's primary sources of liquidity are cash from operations and proceeds from the issuance of short-term debt in the form of discount notes, along with periodic issuances of long-term debt. TVA's balance of short-term debt typically changes frequently as TVA issues discount notes to meet short-term cash needs and pay scheduled maturities of discount notes and long-term debt. TVA’s next significant power bond maturity is $1.4 billion in November 2025. The periodic amounts of short-term debt issued are determined by near-term expectations for cash receipts, cash expenditures, and funding needs, while seeking to maintain a target range of cash and cash equivalents on hand. TVA may hold higher cash balances from time to time in response to potential market volatility or other business conditions. In addition, cash balances may include collateral received from counterparties.

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include four revolving credit facilities totaling $2.7 billion, a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), and proceeds from other financings. See Note 13 — Debt and Other Obligations — Credit Facility Agreements. The TVA Board authorized TVA to issue power bonds and enter into other financing arrangements in an aggregate amount not to exceed $4.0 billion during 2025. In the second quarter of 2025, TVA issued $1.25 billion of power bonds maturing in February 2055. In the third quarter of 2025, TVA issued $1.5 billion of power bonds maturing in May 2035. Other financing arrangements may include, but are not limited to, lease financings, energy prepayments from customers, and other similar agreements. TVA may also engage in other alternative forms of financing such as sales of receivables, or loans, from time to time.

The Tennessee Valley Authority Act of 1933, as amended ("TVA Act"), authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at June 30, 2025, were $21.1 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings, could provide supplementary funding if needed. Currently, TVA expects to utilize a combination of Bonds, other financings, and

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
potentially additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments through the decade. TVA may also utilize available funding through the Inflation Reduction Act of 2022 ("IRA") and the Bipartisan Infrastructure Law ("BIL"), other federal funding opportunities, or other third-party financing arrangements. See Lease Financings below, Key Initiatives and Challenges — Executive Actions, Note 10 — Variable Interest Entities, and Note 13 — Debt and Other Obligations for additional information.

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

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At June 30, 2025, the average maturity of long-term power bonds was 14.62 years, and the weighted average interest rate was 4.92 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and tax equivalents, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at June 30, 2025. See Lease Financings below, Note 10 — Variable Interest Entities, and Note 13 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowings (in millions)
	At June 30, 2025	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2025	At June 30, 2024	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2024
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$319	$394	$638	$1,114	$965	$786
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$461	$1,541	N/A	$1,153	$1,153
Weighted Average Interest Rate
Discount notes	4.20%	4.37%	4.38%	5.27%	5.39%	5.37%

TVA's rated senior unsecured Bonds are currently rated Aa1, AA+, and AA+, by Moody's Investors Service, Inc. ("Moody's"), Fitch Ratings, Inc. ("Fitch"), and S&P Global Ratings ("S&P"), respectively. TVA's short-term discount notes are not rated. TVA and the owners of TVA securities could be impacted by any downgrades of TVA's credit ratings. TVA Bonds are not obligations of the U.S.; however, because TVA is a wholly-owned corporate agency and instrumentality of the U.S. government, TVA's ratings may be impacted if the sovereign credit ratings of the U.S. are downgraded. On November 10, 2023, Moody's revised the outlook on the U.S. government's credit ratings from stable to negative, and subsequently determined on November 13, 2023, to revise the outlook on TVA's ratings from stable to negative due to the change in the government rating outlook. On May 16, 2025, Moody's downgraded the U.S. government's credit rating from Aaa to Aa1, and on May 19, 2025, Moody's subsequently downgraded TVA's rating from Aaa to Aa1, and the outlook was revised to stable. TVA was not required to post additional collateral due to the downgrade. The outlook on the ratings of TVA is also currently stable with Fitch and S&P. See Part I, Item 1A, Risk Factors — Financial, Economic, and Market Risks — TVA, together with owners of TVA securities, may be impacted by downgrades of TVA's credit ratings in the Annual Report.
Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 10 — Variable Interest Entities.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $522 million and $521 million at June 30, 2025 and 2024, respectively. A summary of cash flow components for the nine months ended June 30, 2025 and 2024, follows:

    Cash provided by (used in):

Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

Net cash flows provided by operating activities increased $137 million for the nine months ended June 30, 2025, as compared to the same period of the prior year. The increase was primarily due to higher revenue collections. Revenue collections increased primarily due to the increase in the 2025 wholesale base rate in addition to higher sales volume and higher effective fuel rates. This increase was partially offset by higher payroll and benefit-related payments in addition to higher fuel and purchased power payments as compared to the same period of the prior year.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities increased $1.1 billion for the nine months ended June 30, 2025, as compared to the same period of the prior year, driven by increased expenditures for capacity expansion projects, primarily related to natural gas plant builds and upgrades to the nuclear fleet.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

Net cash provided by financing activities increased $944 million for the nine months ended June 30, 2025, as compared to the same period of the prior year, primarily due to higher debt issuances and proceeds from debt of variable interest entities. Higher net cash flows provided by operating activities were offset by higher net cash used in investing activities which resulted in the need for net debt issuances to maintain targeted cash balance levels during the period. TVA anticipates a need to increase debt in the coming years as it continues to invest in power system assets, which may result in positive net cash flows provided by financing activities in future periods.

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

    During the nine months ended June 30, 2025, TVA’s fuel purchase obligations increased $862 million primarily due to new and/or extended contracts for natural gas, natural gas storage, coal, and nuclear fuel. Natural gas commitments increased $145 million as a result of entering into multiple natural gas contracts with new commitments from 2025 to 2035, of which $120 million is estimated to be paid during the remainder of 2025. Natural gas storage commitments increased $285 million as a result of entering into three new contracts and extending three contracts, which increased commitments from 2025 through 2034, of which $7 million is estimated to be paid during the remainder of 2025. Coal commitments increased by $369 million due primarily to entering into three new coal contracts with new commitments from 2025 through 2029, of which $64 million is estimated to be paid during the remainder of 2025. Nuclear fuel commitments increased $118 million due primarily to three new

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
nuclear fuel contracts with new commitments from 2028 through 2035. In addition, TVA entered into a new power purchase agreement ("PPA") totaling $293 million with commitments from 2025 to 2028, of which $23 million is estimated to be paid during the remainder of 2025, and three new long-term service agreements totaling $200 million with commitments from 2025 to 2045, of which less than $1 million is estimated to be paid during the remainder of 2025.

Key Initiatives and Challenges

There have been no material changes to the key initiatives and challenges described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges of the Annual Report, except as described below.

Cost Reduction Initiatives

TVA’s demand continues to grow, driving the need for significant capital investments in its power system. TVA must continue to drive efficiencies and cost savings across the enterprise to provide low-cost, reliable power, while funding the capital investment needed to meet growing demand. TVA has undertaken a cost optimization initiative designed to reduce planned cost increases by approximately $950 million during the three-year period from 2024 to 2026. TVA met its reduction target for 2024 and has plans to meet the targets set for 2025 and 2026. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio in the Annual Report.

This effort has evolved into an Enterprise Transformation Program ("ETP") designed to enable TVA to deliver at least $500 million of sustainable reductions to planned cost increases in 2026 and beyond to support future fleet investments needed to meet growing demand. TVA's ETP is focused on improving financial health, enhancing asset performance, automating processes, optimizing third-party spend through supply chain, and making the workforce more efficient. As part of these efforts, certain employees will be eligible for severance payments. As of June 30, 2025, TVA had accrued $14 million related to estimated future severance payments. The ETP is ongoing, and any potential future severances costs are uncertain at this time.

Optimum Energy Portfolio

Additional load growth for the foreseeable future is expected, and new capacity will be needed to support this load growth and replace retiring and expiring capacity. In April of 2025, TVA released a request for proposals for up to 2,250 MW of new build energy resources for potential PPAs. Energy resources that may participate in this RFP are utility-scale natural gas, battery energy storage systems ("BESS"), solar plus BESS, and solar generation that demonstrate the ability to be commercially operable by CY 2031. TVA is currently evaluating these proposals.

TVA worked with stakeholders and the public on the 2025 Integrated Resource Plan ("IRP"), a comprehensive plan that will help shape TVA's energy system through 2050. The final IRP was expected to be published in 2025; however, publication of the final IRP has been delayed.

Natural Gas-Fired Units. TVA continues to evaluate adding flexible lower carbon-emitting gas plants as a strategy to maintain reliability. Pre-commercial plant operations began on Johnsonville Aeroderivative CT Units 25-28 in the first quarter of 2025 and began on Units 21-24 and 29-30 in the second quarter of 2025. Units 21-25 and 27-30 became operational on May 6, 2025.

TVA is replacing generation for one unit at Cumberland Fossil Plant with a 1,450 MW combined cycle plant that is expected to be operational by the end of CY 2026. As of June 30, 2025, TVA had spent $1.7 billion on this project. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Natural Gas-Fired Units in the Annual Report.

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

TVA is constructing 1,500 MW of natural gas generation at TVA's Kingston site that is expected to be operational by the end of CY 2027. As of June 30, 2025, TVA had spent $1.5 billion on this project. In addition, in March 2025, TVA issued a

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
request for proposal for battery storage related to the Kingston energy complex. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Natural Gas-Fired Units in the Annual Report for additional information regarding this project and Note 21 — Contingencies and Legal Proceedings — Legal Proceedings — Challenge to Kingston Construction Permit in this Quarterly Report for information about a challenge to the Kingston construction permit.

In 2024, TVA made available to the public a draft environmental impact statement ("EIS") to assess the impacts associated with the construction and operation of a 500 MW simple cycle CT at New Caledonia on TVA land. The final EIS was published in January 2025, and TVA documented its final decision with the Record of Decision on February 13, 2025. As of June 30, 2025, TVA had spent $214 million on the New Caledonia project and could spend up to an additional $648 million.

TVA is also exploring a 200 MW aeroderivative CT project at TVA's Allen site, and the draft EIS was made available for public comment in March 2025. In addition, TVA is exploring a 350 MW CT project at TVA's Lagoon Creek site. As of June 30, 2025, TVA had spent less than $1 million on the project at Lagoon Creek and could spend up to an additional $670 million. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Natural Gas-Fired Units in the Annual Report.

Hydroelectric Pumped-Storage. TVA is exploring alternatives for a potential future pumped-storage facility, and the draft EIS was made available for public comment in May 2025.

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

Self-Directed Solar. TVA has elected to pursue a competitive selection process with third parties for the development of a photovoltaic solar facility and plans to enter into a long-term PPA to purchase the energy generated by the facility. An RFP was issued to this effect in 2024, and selection of the awardee is anticipated by the end of CY 2025. In addition, a draft EIS was made available for public comment in January 2025. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Self-Directed Solar in the Annual Report.

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

In the second quarter of 2025, TVA requested public comment on a draft Supplemental Environmental Impact Statement that addresses the potential environmental effects associated with site preparation, construction, operation, and decommissioning of one SMR, the GE Hitachi Nuclear Energy BWRX-300, at the Clinch River site. In the third quarter of 2025, TVA submitted a construction permit application to the Nuclear Regulatory Commission ("NRC") for a BWRX-300 reactor at the Clinch River Nuclear Site. In July 2025, the NRC completed the acceptance review of the application and accepted the application. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Optimum Energy Portfolio — Small Modular Reactors in the Annual Report.

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

Extreme Flooding Preparedness

Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. TVA submitted updated hydrology models to the NRC incorporating an approved methodology for Watts Bar Nuclear Plant Units 1 and 2 in December 2023. The new hydrologic analysis was approved by the NRC in May 2025.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Sequoyah Nuclear Plant Unit 2

Sequoyah Unit 2 tripped on July 30, 2024, due to failure of the main generator. As a result, the project to restack and rewind the main generator was pulled forward in the Nuclear Life Extension plan. In June 2025, the unit returned to service and, as of June 30, 2025, TVA had spent $133 million related to this project and expects to spend an additional $8 million. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Sequoyah Nuclear Plant Unit 2 in the Annual Report.

Hurricane Helene

In late September 2024, Hurricane Helene caused significant damage in communities in East Tennessee and Western
North Carolina. TVA completed inspections at numerous dams, finding no substantial impacts. In July 2025, TVA completed debris cleanup at Douglas Reservoir to aid major disaster declarations with the Federal Emergency Management Agency ("FEMA"). TVA is receiving reimbursement from FEMA for this work. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Hurricane Helene in the Annual Report.

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

As of June 30, 2025, TVA had spent approximately $3.3 billion on its CCR Program. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residuals in the Annual Report.

Real Property Portfolio

TVA engages in ongoing Tennessee Valley-wide real property portfolio evaluations of buildings, structures, and land as part of the strategic real estate program, which focuses on reducing cost, right-sizing the portfolio, and aligning real estate holdings with TVA's strategic direction. In February 2025, the TVA Board voted to surplus the Missionary Ridge and Blue Ridge buildings at the Chattanooga Office Complex, subject to Chief Executive Officer ("CEO") determination of disposal. Subject to such further CEO determination, these buildings will remain in operation until the system operations center becomes fully operational, which is expected in CY 2026. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Real Property Portfolio in the Annual Report.

Corporate Governance

Board. The terms of Beth H. Harwell and Brian E. Noland as members of the TVA Board ended January 3, 2025, with the adjournment of the most recent session of Congress. Although their terms of office expired May 18, 2024, the TVA Act permitted them to continue to serve as Directors until the end of this session of Congress.

L. Michelle Moore's, Joe H. Ritch's, and Beth P. Geer's appointments as members of the TVA Board ended March 27, 2025, April 1, 2025, and June 10, 2025, respectively, at the direction of the President of the United States. With the departure of Mr. Ritch in April, Director William J. Renick assumed the role of Board Chair pursuant to the TVA Board's decision on February 13, 2025, nominating Mr. Renick as chair-elect of the TVA Board.

The TVA Board now has three members and, thus, is without a quorum. The TVA Board continues to have all authorities as described in Section 1.6 of the TVA Bylaws to "continue to exercise those powers of the Board which are necessary to assure continuity of operations of [TVA] along the lines established while [TVA] was guided by a quorum of the Board, but shall not have the authority to direct [TVA] into new areas of activity, to embark on new programs, or to change [TVA's] existing direction" ("Section 1.6 Authority"). On July 15, 2025, the TVA Board delegated its Section 1.6 Authority to the CEO, provided that the delegation will become effective only in the event the TVA Board ceases to have any members and, once effective, will extend until the TVA Board regains at least one member, and provided further that the CEO will not have any authority to make decisions affecting the compensation of the CEO.

Management. On January 13, 2025, TVA announced that Thomas C. Rice had been appointed as TVA’s new Senior Vice President and Chief Financial Officer, effective January 27, 2025. In his new position, Mr. Rice is responsible for directing all of TVA’s financial functions, including treasury, risk management, accounting, financial operations and performance, financial planning, and investor relations. He succeeded John M. Thomas, III, who, on December 2, 2024, announced his retirement from TVA effective March 7, 2025. Until his retirement, Mr. Thomas served as Executive Vice President and Advisor to the CEO and assisted with the transition of his responsibilities. Mr. Rice's title changed to Executive Vice President and Chief Financial Officer, effective July 28, 2025.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
On January 29, 2025, Jeffrey J. Lyash, TVA's President and CEO, notified his executive leadership team, and the TVA Board, of his intention to retire no later than October 2, 2025. On March 31, 2025, TVA announced that Donald A. Moul had been appointed as TVA’s new President and CEO, effective April 9, 2025. Mr. Lyash continued to serve until April 30, 2025, to support the transition.

In his new position, Mr. Moul will be entitled to the compensation set forth in his offer letter accepted as of March 25, 2025, and the most significant elements of his compensation are described below.

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

–Under the long-term performance (“LTP”) component of the LTIP, Mr. Moul’s target grant opportunity for the performance cycle ending on September 30, 2025, will remain $1,425,000, and his target grant opportunity for the performance cycle ending on September 30, 2026 will be $2,450,000. Except as described below in Item 5, LTP awards will vest upon the completion of the three-year performance cycles, contingent upon continued employment through the vesting dates and subject to achievement of performance goals.

–Under the long-term retention component of the LTIP, Mr. Moul’s aggregate grant opportunity for the year ending on September 30, 2025, will be $961,667, and his aggregate grant opportunity for the year ending on September 30, 2026 will be $1,050,000. Except as described below in Item 5, Mr. Moul will receive these amounts if he remains employed by TVA through the end of the retention periods.

Effective April 2, 2025, David B. Fountain’s tenure as TVA’s Executive Vice President, General Counsel and Corporate Secretary ended. Mr. Fountain’s no-fault separation from TVA was finalized on April 7, 2025.

On July 14, 2025, Tim Rausch, TVA's Executive Vice President and Chief Nuclear Officer, informed TVA's CEO of his intention to separate from service no later than March 1, 2026, and executed a separation and release agreement.

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

On July 4, 2025, the President signed into law the budget reconciliation bill referred to as the One Big Beautiful Bill Act ("Act"). Among other things, the Act introduces significant changes to a range of federal tax credit programs under the IRA, many of which are directly relevant to TVA’s ongoing and planned energy initiatives. These changes include terminations, modifications, and new restrictions on various clean energy and efficiency credits and could directly affect the financial viability of clean-energy alternatives and the cost or availability of power acquired through solar PPAs. TVA continues to evaluate its energy portfolio to actively develop long-term plans to take into consideration these changes, which may impact future decisions related to the mix of energy sources TVA utilizes. TVA is currently evaluating the impact of these legislative changes.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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

On March 12, 2025, the Environmental Protection Agency ("EPA") Administrator announced that EPA will reconsider 31 rules, including (1) regulations on power plants, (2) Mercury and Air Toxics Standards, (3) steam electric effluent limitation guidelines, (4) National Ambient Air Quality Standards for particulate matter, (5) regulations regarding regional haze, (6) the Good Neighbor Plan, and (7) CCR regulations. TVA cannot predict the outcome of such reevaluations or their impact on TVA's financial results or operations. See Part I, Item 1, Business — Environmental Matters in the Annual Report.

Clean Air Act Programs and Regulations

Regional Haze Program. In February 2025, the TVA Board approved funding of $233 million to construct scrubbers at two additional units at Shawnee Fossil Plant by the end of 2028. Inclusive of the costs for these two scrubbers, at June 30, 2025, TVA’s estimated potential expenditures on Clean Air Act control projects are $48 million, $98 million, and $216 million for the remainder of 2025, 2026, and 2027 - 2029, respectively.

Mercury and Air Toxics Standards for Electric Utility Units. On April 8, 2025, the President issued a proclamation exempting certain coal-fired power plants for two years from compliance with the updated Mercury and Air Toxics Standards that EPA published in May 2024. The President has exempted TVA's Cumberland, Gallatin, Kingston, and Shawnee fossil plants for the period beginning July 8, 2027 and concluding July 8, 2029. These plants must continue to comply with the Mercury and Air Toxics Standards that were in effect prior to the May 2024 update. These exemptions are currently subject to legal challenge.

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

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Cleanup of Solid and Hazardous Wastes

Coal Combustion Residuals. In August 2015, TDEC issued an order that includes an iterative process through which TVA and TDEC will investigate, assess, and remediate any unacceptable risks resulting from coal combustion residuals (“CCR”) management and disposal at TVA CCR units in the State of Tennessee. As part of this process, TVA has submitted environmental assessment reports (“EARs”) to TDEC, and after the EARs are approved, TVA will submit Corrective Action/Risk Assessment (“CARA”) Plans that will identify the unacceptable risks and TVA's proposed remediation. TDEC will review the CARA Plans and provide comments, and TVA will make revisions to address TDEC's comments until TDEC approves a final CARA Plan for each site. The public also will have an opportunity to review and comment on each CARA Plan prior to TDEC's approval of the final plan. TDEC approved the EAR for Bull Run Fossil Plant ("Bull Run") on November 15, 2024, and TVA submitted the initial draft of the Bull Run CARA Plan to TDEC in January 2025. TDEC approved the EAR for Johnsonville Fossil Plant ("Johnsonville") on March 31, 2025, and TVA submitted the initial draft of the Johnsonville CARA Plan to TDEC in May 2025. In July 2025, TDEC approved the final CARA plan for John Sevier Fossil Plant. See Part I, Item I, Business — Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals in the Annual Report.

On July 22, 2025, EPA issued a direct final rule that extends deadlines for CCR management unit ("CCRMU") requirements. The rule allows the two parts of the CCRMU facility evaluation reports to be prepared concurrently so long as both reports are submitted no later than February 8, 2027. In addition, the rule extends the deadline for owners or operators of CCRMU to comply with the groundwater monitoring provisions by 15 months, to no later than August 8, 2029. Since the facility evaluation reports and groundwater monitoring requirements are prerequisites for other CCRMU requirements, the rule also makes conforming changes to the remaining CCRMU compliance deadlines. TVA is still evaluating the rule and its potential impact on TVA's operations. See Part I, Item I, Business — Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals in the Annual Report.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities. As of June 30, 2025, TVA had accrued $10 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to TVA’s management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the President and CEO, the Senior Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2025.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Tennessee Valley Authority ("TVA") is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities. While the outcome of the Legal Proceedings to which TVA is a party cannot be predicted with certainty, any adverse outcome to a Legal Proceeding involving TVA may have a material adverse effect on TVA's financial condition, results of operations, and cash flows.

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

The recent loss of a quorum of the TVA Board of Directors could limit TVA's ability to adapt to changing business conditions.

Under the TVA Act, a quorum of the TVA Board of Directors ("TVA Board") is five members. On April 1, 2025, the TVA Board lost a quorum, and it currently has three members. Without a quorum, the TVA Board may not have authority to direct TVA into new areas of activity, to embark on new programs, or to change TVA's existing direction. As such, the loss of a quorum for an extended period of time may have a negative impact on TVA's ability to change the rates TVA charges for power, change long-term objectives, plans, and policies, and respond to significant changes in technology, the regulatory environment, or the industry overall and, in turn, negatively affect TVA's cash flows, results of operations, financial condition, and reputation. TVA believes that the actions taken by the TVA Board since April 1, 2025, are authorized under its bylaws or otherwise. Becoming a member of the TVA Board requires confirmation by the U.S. Senate following appointment by the President. This process has been and could again in the future be subject to extended delays. TVA cannot predict when the TVA Board will again have a quorum or whether any challenges will arise associated with its operations in the interim and any consequences as a result. See Part I, Item 1A, Risk Factors — Human Capital and Management Risks — Loss of a quorum of the TVA Board could limit TVA's ability to adapt to changing business conditions in the Annual Report.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
ITEM 5.  OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended June 30, 2025, no director or officer of TVA notified TVA of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Compensation Actions

On July 23, 2025, the TVA Board took several actions related to compensation. The TVA Board (1) established 2026 performance measures and goals for the Enterprise Scorecard for the Winning Performance Team Incentive Plan (“WPTIP”) and Executive Annual Incentive Plan (“EAIP”) and (2) established performance measures and goals for the 2026 – 2028 performance cycle under the Long-Term Incentive Plan (“LTIP”). Each of these items is discussed in more detail below.

2026 Enterprise Scorecard for WPTIP and EAIP

The Board established the following performance measures and goals for the Enterprise Scorecard for both the WPTIP and the EAIP for 2026:

Performance Measure	Weight	Threshold	Target	Stretch
SBU Controllable O&M and Base Capital Spend (1)	40%	2% SBU O&M / 4% Capital Over Budget	2026 Budget	2% SBU O&M / 4% Capital Under Budget
Serious Injury Incident Rate (2)	15%	0.03	0.01	0.00
Transmission Performance Indicator (3)	15%	50	100	200
Generation Performance Indicator (4)	15%	50	100	200
Nuclear Performance Indicator (5)	15%	Equidistant from Target	2%	Comparable Fleet Top Quartile 24-month average as of September 2025
Notes
(1) Strategic Business Unit ("SBU") Controllable Operating & Maintenance ("O&M") and Base Capital Spend equals the total Non-Fuel O&M and Base Capital expenses for corporate and operational SBU organizations (excludes Board of Directors).
(2) The Serious Injury Incident Rate is a mathematical calculation used by Edison Electric Institute that quantifies the extent of injury for serious injuries and fatalities from events within the control of the employee and/or the employer.
(3) Transmission Performance Indicator is an aggregate measure of the overall reliability of TVA's transmission system.
(4) The Generation Performance Indicator is an aggregate measure of the overall reliability of TVA's power operations generation fleet based on key performance measures in Gas, Hydro, and Coal that are intended to ensure that TVA's fleet of power operations generation assets are available and reliable to meet system demand.
(5) The Nuclear Performance Indicator is the Annualized Online Reliability Loss Factor, which is the 12-month ratio of all generation losses minus refueling outage ("RFO") and exempt losses to reference energy generation minus RFO and exempt losses in a normal fuel cycle period, per standard industry guidelines. This measure monitors performance between refueling outages to obtain high unit and energy production reliability.

Transmission Performance Indicator	Weight	Threshold	Target	Stretch
Load Not Served (1)	60%	4.4	3.7	3.0
Outages per Hundred Miles per Year (2)	20%	2.87	2.61	2.35
Connection Point Interruption Frequency (3)	20%	0.64	0.53	0.42
Notes
(1) Load Not Served ("LNS") is a measure of the magnitude and duration of transmission system outages that affect TVA customers expressed in system minutes. TVA manages this critical indicator to reduce the impact of customer outages. An automatic customer interruption with a duration of one minute or greater is tracked as an LNS event. LNS events caused by TVA on a distributor system will also count as a TVA event even if the TVA system remains energized. LNS excludes interruptions due to declared major events, variances, verified tornadoes, gunfire, vandalism, ice formation, and foreign object/vehicle (DUI, DWI, hit and run, or suicide).
(2) Outages per Hundred Miles per Year ("OHMY") is the number of automatic interruptions (sustained and momentary) to lines greater than or equal to 100-kV per 100 miles of transmission line per year. OHMY excludes interruptions due to declared major events, variances, verified tornadoes, gunfire, vandalism, ice formation, foreign object/vehicle (DUI, DWI, hit and run, or suicide), and nested interruptions.
(3) Connection Point Interruption Frequency ("CPIF") measures reliability from the customer's perspective. CPIF tracks interruptions of power, including momentary interruptions, at connection points caused by the transmission system. CPIF includes automatic and emergency forced outages and excludes prearranged (scheduled or planned) and operational outages as well as interruptions due to declared major events, variances, verified tornadoes, gunfire, vandalism, ice formation, and foreign object/vehicle (DUI, DWI, hit and run, or suicide).

Generation Performance Indicator	Weight	Threshold	Target	Stretch
Combined Cycle Equivalent Forced Outage Rate (1)	45%	4.5%	3.8%	2.0%
Hydro Equivalent Forced Outage Rate (2)	25%	5.7%	4.2%	2.0%
Coal Equivalent Forced Outage Rate (3)	25%	11.9%	10.3%	8.7%
Combustion Turbine Economic Starting Reliability (4)	5%	99.0%	99.3%	99.6%

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
Notes
(1) Combined Cycle Equivalent Forced Outage Rate (“EFOR”) measures the generation lost due to forced events as a percentage of time the unit would have been scheduled to run for TVA-operated combined cycle generating assets, based on Generating Availability Data System (“GADS”) event reporting guidelines for megawatt hour losses. Combined Cycle EFOR excludes GADS events classified as outside management control and variances.
(2) Hydro EFOR reflects the percentage of time over a given period that a generating unit is in forced outage. This measure includes startup failures and is based on GADS event reporting guidelines for megawatt hour losses. Hydro EFOR excludes GADS events classified as outside management control and variances.
(3) Coal EFOR reflects the percentage of time over a given period that a generating unit is in forced outage. This measure includes startup failures and is based on GADS event reporting guidelines for megawatt hour losses. Coal EFOR excludes GADS events classified as outside management control and variances.
(4) Combustion Turbine ("CT") Economic Starting Reliability reflects the percentage of successful attempts to start up a unit for generation, performance testing, or black start over a given period that a generating unit was available for TVA-operated CT assets. Total unit performance tests demonstrate that a unit will start and perform as intended. Black start tests demonstrate that a unit will start without relying on external power and perform as intended. CT Economic Starting Reliability excludes GADS events classified as outside management control and variances.

LTIP Performance Measures and Goals for the 2026 - 2028 Performance Cycle

The Board approved LTIP performance measures and goals for the 2026 - 2028 performance cycle. These performance measures, along with their associated weights and goals, are as follows:

Long-Term Incentive Measures	Weight	Threshold	Target	Stretch
Total Spend (1)	60%	2% Non-Fuel O&M, Inventory, and Cloud Spend / 4% Capital Spend Over Budget	2026 - 2028 Cumulative Total Spend Based on the 2026 Budget	2% Non-Fuel O&M, Inventory, and Cloud Spend / 4% Capital Spend Under Budget
Carbon-Free Performance Indicator (2)	20%	50	100	200
Powerful Partnerships Survey (3)	20%	75	79	83
Notes
(1) Total Spend represents total Non-Fuel O&M, Capital, Non-Fuel Inventory, and Cloud Implementation expenses for corporate and operational SBU organizations (excluding the Board of Directors). This measure will support the overall TVA goal of maintaining costs and managing rates based on spending levels approved by TVA management and the Board.
(2) Carbon-Free Performance Indicator measures renewable MW added to the TVA system, energy program savings GWh and capacity MW provided by energy programs, and the ability to meet TVA's operational needs through demand response event performance. This measure supports the evolution of TVA's reliable and clean energy supply into the energy system of the future as well as helps manage the impact of TVA's identified enterprise risk related to planning and execution of the power system.
(3) The Powerful Partnerships Survey is conducted among customers, elected officials, business/economic development leaders, and the general public in the TVA service area to assess the strength of various stakeholder relationships with TVA. This measure supports the effective management of TVA's reputation and ability to achieve desired outcomes and deliver on strategic priorities with stakeholders.

Carbon-Free Performance Indicator	Weight	Threshold	Target	Stretch
Renewable and Storage MW Added (1)	30%	918	1,224	1,530
Demand Response Event Performance % (2)	25%	81%	90%	99%
Energy Program MW (3)	20%	1,429	1,906	2,382
Energy Program GWh (4)	15%	620	826	1,033
Traditional Carbon-Free MW Added (5)	10%	60% of 2026 Budget Power Supply Plan Target MW	80% of 2026 Budget Power Supply Plan Target MW	100% of 2026 Budget Power Supply Plan Target MW
Notes
(1) Renewable and Storage MW Added tracks the number of renewable and storage MW that come on-line in accordance with delivered PPAs, partner flexibility, and TVA-builds.
(2) Demand Response Event Performance Percentage calculates the performance of demand response programs by determining a 12-month rolling average of the portfolio's actual demand reduction to the expected demand reduction and contractual requirements percentage for demand response events.
(3) Energy Program MW tracks the amount of MW to be reduced from the system from active demand response program contracts, demand response participant load reductions since the last power supply plan submission, and energy efficiency projects and their cumulative peak demand reductions.
(4) Energy Program GWh tracks the amount of GWh reduced from the system from TVA-influenced energy efficiency projects and the energy reductions achieved during demand response events.
(5) Traditional Carbon-Free MW Added represents the incremental MW added through planned carbon-free generation asset additions and upgrades or uprates for existing carbon-free generation assets in the TVA fleet.

Compensation Adjustments

Chief Financial Officer ("CFO")

On July 24, 2025, Chief Executive Officer ("CEO") Don Moul notified Tom Rice that his title would be changing to Executive Vice President and CFO effective July 28, 2025, and that he would be entitled to the following compensation in connection with this change:

•Mr. Rice’s annual salary will be $705,000.

•Mr. Rice’s target annual incentive opportunity under the EAIP will remain unchanged at 75 percent of his annual salary.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
•Mr. Rice will continue to be a participant in TVA’s LTIP.

–Under the long-term performance (“LTP”) component of the LTIP, Mr. Rice will receive a LTP grant of $1,302,000 for the three-year performance cycle ending on September 30, 2026, and a LTP grant of $1,302,000 for the three-year performance cycle ending on September 30, 2027. These grants will replace the grants that were previously awarded to Mr. Rice for these performance cycles. Mr. Rice’s LTP grant for the three-year performance cycle ending on September 30, 2025, will remain unchanged.

–Under the long-term retention (“LTR”) component of the LTIP, Mr. Rice will receive an LTR grant in the amount of $393,666 for the three-year period ending on September 30, 2026, and an LTR grant in the amount of $558,000 for the three-year period ending on September 30, 2027. These grants will replace the grants that were previously awarded to Mr. Rice for these periods. Mr. Rice’s LTR grant for the three-year period ending on September 30, 2025, will remain unchanged.

CEO

On July 25, 2025, the TVA Board approved the following as a supplement to the terms of Don Moul’s March 25, 2025, appointment to serve as TVA’s President and CEO, as necessary to reflect the Board’s intent at the time it made the initial appointment decision on March 25, 2025. Mr. Moul will receive some severance benefits, without regard to meeting the Retirement requirements as defined in TVA's LTIP, so long as he experiences a Separation from Service due to (1) a termination of service by TVA, other than due to Gross Misconduct or as a result of death or disability, or (2) a resignation due to Good Reason; unless otherwise noted, all capitalized terms used in this paragraph shall have the meaning given to those terms in TVA’s Executive Severance Plan, as last amended on April 3, 2025.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 000-52313)

3.2
Bylaws of the Tennessee Valley Authority Approved by the TVA Board on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014 (Incorporated by reference to Exhibit 3.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.1
Amended and Restated Executive Annual Incentive Plan Approved as of April 3, 2025 (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 000-52313)

10.2
Amended and Restated Long-Term Incentive Plan Approved as of April 3, 2025 (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 000-52313)

10.3
Amended and Restated Executive Severance Plan Approved as of April 3, 2025 (Incorporated by reference to Exhibit 10.5 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 000-52313)

10.4*	No-Fault Separation Agreement Between TVA and David Fountain Dated as of April 7, 2025

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

* Certain attachments have been omitted. TVA hereby undertakes to furnish copies of the omitted attachments upon request by the Securities and Exchange Commission.

Table of Contents                      Draft 4.0                    07/24/2025 5:00 PM
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	July 28, 2025		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Donald A. Moul
Donald A. Moul
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ Thomas C. Rice
Thomas C. Rice
Executive Vice President and Chief Financial Officer (Principal Financial Officer)