Form 10-K
period 2025-09-30
Tennessee Valley Authority
filed 2025-11-13
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO
SECTION 13, 15(d), OR 37 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
OR
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
Yes ☐   No ☒

Estimated aggregate market value of the common equity held by non-affiliates of TVA at March 31, 2025: N/A

Number of shares of common stock outstanding at November 12, 2025: N/A

GLOSSARY OF COMMON ACRONYMS.......................................................................................................................................................................................................	4
FORWARD-LOOKING INFORMATION...	6
GENERAL INFORMATION...	7

PART I

ITEM 1. BUSINESS...	8
The Corporation...	8
Service Area...	9
Customers...	10
Rates...	11
Power Supply and Load Management Resources.............................................................................................................................................................................	11
Fuel Supply...	19
Transmission...	21
Weather and Seasonality...	22
Competition...	22
Research and Development...	22
Flood Control Activities...	23
Environmental Stewardship Activities.................................................................................................................................................................................................	24
Economic Development Activities......................................................................................................................................................................................................	24
Regulation...	25
Taxation and Tax Equivalents...	26
Environmental Matters...	26
Human Capital Management...	34

ITEM 1A. RISK FACTORS...	36

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................................................................................................................................................................	49

ITEM 1C. CYBERSECURITY...	49

ITEM 2. PROPERTIES...	50
Generating Properties...	50
Transmission Properties...	53
Public Land Management Reservoir Properties.................................................................................................................................................................................	53
Buildings...	53
Disposal of Property...	53

ITEM 3. LEGAL PROCEEDINGS...	53

ITEM 4. MINE SAFETY DISCLOSURES......................................................................................................................................................................................................	53

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............	54

ITEM 6. RESERVED...	54

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................................	54
Business and Mission...	54
Executive Overview...	56
Results of Operations...	57
Liquidity and Capital Resources...	63
Key Initiatives and Challenges...	67
Critical Accounting Estimates...	73
New Accounting Standards and Interpretations.................................................................................................................................................................................	79
Legislative and Regulatory Matters....................................................................................................................................................................................................	79
Environmental Matters...	79
Legal Proceedings...	79
Risk Management Activities...	79

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................................................................................	82

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................................................................................................................	83
Consolidated Statements of Operations.............................................................................................................................................................................................	83
Consolidated Balance Sheets...	84
Consolidated Statements of Comprehensive Income (Loss).............................................................................................................................................................	86
Consolidated Statements of Cash Flows...........................................................................................................................................................................................	87
Consolidated Statements of Changes in Proprietary Capital.............................................................................................................................................................	88
Notes to Consolidated Financial Statements.....................................................................................................................................................................................	89
Report of Independent Registered Public Accounting Firm (PCAOB ID 42) ......................................................................................................................................	150

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................................................	153

ITEM 9A. CONTROLS AND PROCEDURES...............................................................................................................................................................................................	153
Disclosure Controls and Procedures..................................................................................................................................................................................................	153
Internal Control over Financial Reporting...........................................................................................................................................................................................	153
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	154

ITEM 9B. OTHER INFORMATION...	155

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.....................................................................................................	156

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.............................................................................................................................	157
Directors...	157
Executive Officers...	158
Disclosure and Financial Code of Ethics............................................................................................................................................................................................	159
Insider Trading Policy...	159
Committees of the TVA Board...	159

ITEM 11. EXECUTIVE COMPENSATION.....................................................................................................................................................................................................	161
Compensation Discussion and Analysis.............................................................................................................................................................................................	161
Total Direct Compensation...	165
Non-Direct Compensation Elements..................................................................................................................................................................................................	173
Assessment of Risk...	173
Executive Compensation Tables and Narrative Disclosures..............................................................................................................................................................	174
Retirement and Pension Plans...	178
Nonqualified Deferred Compensation.................................................................................................................................................................................................	180
Executive Severance Plan...	181
Potential Payments on Account of Retirement/Resignation, Termination without Cause, Termination with Cause, Death, or Disability...........................................	182
CEO Pay Ratio Disclosure...	186
Other Agreements...	186
Director Compensation...	187
Compensation Committee Interlocks and Insider Participation..........................................................................................................................................................	188
Compensation Committee Report......................................................................................................................................................................................................	188

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................................	189

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.........................................................................................	189
Director Independence...	189
Related Party Transactions...	189

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................................................................................................................	191

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.....................................................................................................................................................................	192

ITEM 16. FORM 10-K SUMMARY...	196

SIGNATURES...	197

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the "Annual Report"):

Term or Acronym	Definition
ACPA	Anti-Cherrypicking Amendment
AI	Artificial intelligence
AOCI	Accumulated other comprehensive income (loss)
ARO(s)	Asset retirement obligation(s)
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
Bull Run	Bull Run Fossil Plant
CAA	Clean Air Act
CCR	Coal combustion residuals
CCRMUs	CCR Management Units
CEO	Chief Executive Officer
CO2	Carbon dioxide
COLA(s)	Cost of living adjustment(s)
CSAPR	Cross-State Air Pollution Rule
CT(s)	Combustion turbine unit(s)
Cumberland	Cumberland Fossil Plant
CVA(s)	Credit valuation adjustment(s)
CWA	Clean Water Act
CY	Calendar year
DCP	Deferred Compensation Plan
DER	Distributed energy resources
DOE	Department of Energy
EIS	Environmental Impact Statement
ELGs	Effluent limitation guidelines
EO(s)	Executive order(s)
EPA	Environmental Protection Agency
ERC	Enterprise Risk Council
ETP	Enterprise Transformation Program
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FHP	Financial Hedging Program
FIP	Federal Implementation Plan
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the United States of America
GAC	Grid access charge
GHG	Greenhouse gas
GVH	GE Vernova Hitachi Nuclear Energy
Holdco	John Sevier Holdco LLC
IRP	Integrated Resource Plan
JACTG	Johnsonville Aeroderivative Combustion Turbine Generation LLC
JHLLC	Johnsonville Holdco LLC.
JSCCG	John Sevier Combined Cycle Generation LLC
Kingston	Kingston Fossil Plant
kWh	Kilowatt hours
Legacy CCR Rule	Legacy Coal Combustion Residuals Rule

Legacy SIs	Legacy CCR Surface Impoundments
LPCs	Local power company customers
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NES	Nashville Electric Service
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NYSE	New York Stock Exchange
O&M	Operating & Maintenance
PARRS	Putable Automatic Rate Reset Securities
PPAs	Power purchase agreements
RCRA	Resource Conservation and Recovery Act
RECs	Renewable energy certificates
RFP	Request for proposal
RP	Restoration Plan
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SIPs	State implementation plans
SMR(s)	Small modular reactor(s)
SO2	Sulfur dioxide
TDEC	Tennessee Department of Environment & Conservation
TIPS	Treasury Inflation-Protected Securities
TPBARs	Tritium-producing burnable absorber rods
TVA	Tennessee Valley Authority
TVA Act	Tennessee Valley Authority Act of 1933, as amended
TVA Board	TVA Board of Directors
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
USACE	U.S. Army Corps of Engineers
VIE(s)	Variable interest entity(ies)
XBRL	eXtensible Business Reporting Language

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the "Annual Report"), contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.  In certain cases, forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "believe," "intend," "project," "plan," "predict," "assume," "forecast," "estimate," "objective," "possible," "probably," "likely," "potential," "speculate," "aim," "aspiration," "goal," "seek," "strategy," "target," the negative of such words, or other similar expressions.

Although the Tennessee Valley Authority ("TVA") believes that the assumptions underlying any forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in any forward-looking statements.  These factors include, among other things:

•Significant additional costs, regulatory uncertainty, and operational risks associated with TVA's management of coal combustion residuals ("CCR") and compliance with evolving and unpredictable environmental and energy regulations, including closure or remediation of facilities; new or changed requirements related to air, water, or transmission; substantive and procedural costs associated with TVA’s governmental status; and earlier-than-expected retirement of assets;
•The impact of existing, anticipated, or new federal or state legislation, regulatory actions, executive orders, or litigation, including legislative actions targeting TVA's business model, potential limits or reductions to TVA's statutory authorities such as exclusive rate-setting, disbursement authority, or control over assets, changes to TVA's debt ceiling, or federal action or inaction in areas such as the national debt ceiling or federal funding;
•Legal, administrative, and regulatory proceedings, including those involving CCR facilities, gas plants, permitting challenges, and other litigation, which could lead to unanticipated costs, operational changes, or modifications to TVA's business or compliance obligations;
•Risks from the loss of TVA's protected service territory if federal action limits existing territorial protections, or increases competition, potentially resulting in the loss of customers;
•Significant costs or operational complications from compliance with new or amended reliability standards imposed by industry or federal regulators, including the North American Electric Reliability Corporation ("NERC");
•Risks to TVA's ability to implement its business strategy or achieve cost reduction, efficiency, or innovation goals, including due to technological change, customer or industry transition, macroeconomic uncertainty, or inability of LPCs or directly served customers to pay their power bills;
•Delays, cost overruns, or inability to complete or gain approval for major projects, including new generation, transmission, or infrastructure, due to regulatory, legal, supply chain, stakeholder, or environmental challenges, including opposition from regulators or litigation related to environmental or other permitting requirements;
•Operational risks from TVA’s aging, technologically complex, or interdependent infrastructure, and failures of generation, transmission, flood control, navigation, or related assets, including those resulting from extreme weather, deferred maintenance, or technical malfunctions;
•Specific risks associated with nuclear generation, including but not limited to nuclear incidents, changes in regulatory or insurance regimes, increased decommissioning or operational costs, delays or restrictions in licensing, long-term waste management uncertainties, and dependency on specialized supply chain and technological partners;
•Physical attacks, threats, terrorism, wars, and geopolitical events targeting critical infrastructure or suppliers, which may disrupt operations or require increased security expenditures, and which could arise from TVA’s governmental status or broader geopolitical instability;
•Events at TVA facilities, which, among other things, could result in loss of life, damage to the environment, damage to or loss of the facility, or damage to the property of others;
•Events that negatively impact TVA's reliability, including problems at other utilities or at TVA facilities or the increase in intermittent sources of power;
•Disruption, delay, or increased cost of fuel, purchased power, critical services, or supplies due to supply chain difficulties, labor shortages, transportation constraints, economic conditions, inflation, tariffs or other trade restrictions, force majeure events (including pandemics or health emergencies), third-party cyber incidents, intentional defaults, or contractual performance failures;
•Global conflicts, terrorist activities, or military actions by the United States ("U.S.") government, its allies, or others;
•Cyber attacks on TVA's assets or those of third parties, including critical vendors and cloud service providers, which may become more frequent and sophisticated as a result of advances in artificial intelligence ("AI");
•AI and machine learning risks including erroneous or biased AI decision-making, regulatory complexity, compromised data integrity, intellectual property issues, and adoption-pace disadvantages relative to other utilities;
•Volatility in customer demand for electricity, including both unexpected increases (driven by factors such as AI data centers, cryptocurrency mining, electric vehicles, and new large customer loads) and unexpectedly low demand (driven by economic downturn, efficiency gains, distributed energy resources ("DER") adoption, or the loss of customers), both of which could result in stranded costs, rate actions, curtailments, or a need for unplanned capital or operational adjustments;
•Financial, capital, and liquidity constraints, including limitations imposed by TVA’s debt ceiling, increasing costs or reduced availability of capital, the unavailability of funding sources, volatility or downgrades in credit ratings (including as a result of U.S. downgrades), and market liquidity or trading risks affecting TVA’s bonds, notes, or other evidences of indebtedness;

•Pension, health care, and other employee benefit liabilities and funding risks that may arise due to market conditions, actuarial or demographic changes, regulatory amendments, or shifts in plan assumptions;
•Risks due to changes in technology and TVA’s ability (or inability) to keep pace with private utilities or customer needs, including potential disadvantages from TVA’s governmental status, delays or limits on technology adoption, and necessity for continuous innovation;
•Adverse changes in market prices for electricity, commodities (such as fuel, emissions allowances, and construction materials), liability insurance, and investments, as well as inflationary pressures and changes in interest rates and currency exchange rates, which may, among other things, impact the affordability of electricity and impede TVA’s ability to recover costs;
•A limitation on the market for TVA securities, which may be influenced by the fact that the payment of principal and interest on TVA securities is not guaranteed by the U.S. government;
•Risks from failure to attract or retain key personnel, changes in TVA's compensation policies or practices, changes in senior management or TVA Board membership, or the continued absence of a Board quorum, which could limit TVA's ability to conduct business or adapt strategy and could increase legal and regulatory risk;
•Climate, weather, and catastrophic events (including wildfires, flooding, drought, storms, heat waves, pandemics, and other natural or health crises) that could impair operations, damage facilities, or otherwise require material changes to TVA’s generation or business strategies, the frequency and severity of which may increase as a result of climate change and require significant adaptation and investment;
•Risks associated with the supply or quality of water from the Tennessee or Cumberland River systems, or elsewhere, including droughts, increased usage, or contamination, which may interfere with power generation;
•Potential failure of internal financial controls, disclosure controls, or information technology systems to prevent or detect fraud, errors, cyberattacks, or data losses, and inability to use regulatory accounting for certain costs;
•Inability of TVA to achieve or maintain its cost reduction goals, including pursuant to its Enterprise Transformation Program ("ETP"), which may require TVA to increase rates and/or issue more debt than planned;
•Negative impacts to TVA’s reputation, which may result from operational failures, litigation, cybersecurity incidents, inability to meet strategic goals, customer relations or contractor actions, or high-profile negative publicity; or
•Other unforeseeable events or conditions which could materially impact TVA’s business, operations, financial condition, or results of operations.

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

GENERAL INFORMATION

Fiscal Year

References to years (2025, 2024, etc.) in this Annual Report on Form 10-K for the fiscal year ended September 30, 2025 are to TVA's fiscal years ending September 30 except for references to years in the biographical information about directors and executive officers in Part III, Item 10, Directors, Executive Officers, and Corporate Governance, as well as to years that are preceded by "CY," which references are to calendar years.

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

•Energy — Delivering reliable and low cost energy;

•Environment — Caring for the region's natural resources; and

•Economic Development — Creating sustainable economic growth.

For more than 90 years, TVA has worked to make life better across the Tennessee Valley region. TVA and its partners continue working to build tomorrow together and creating the future of American energy.

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
Marshall Combustion Turbine Plant
Kentucky Dam & Lock
Paradise Combined Cycle & Combustion Turbine Plant
Gleason Combustion Turbine Plant
Cumberland Fossil Plant
Gallatin Fossil Plant
Gallatin Combustion Turbine
Johnsonville Combustion Turbine Plant
Lagoon Creek Combustion Turbine & Combined Cycle Plants
Brownsville Combustion Turbine Plant
Cedar Dam
Pin Oak Dam
Beech Dam
Redbud Dam
Dogwood Dam
Pine Dam
Lost Creek Dam
Sycamore Dam
Normandy Dam
Great Falls Dam
Allen Combined Cycle & Combustion Turbine Plants
Southaven Combined Cycle Plant
Magnolia Combined Cycle Plant
Pickwick Landing Dam & Lock
Colbert Combustion Turbine Plant
Wheeler Dam & Lock
Wilson Dam & Lock
Browns Ferry Nuclear Plant
Cedar Creek Dam
Little Bear Creek Dam
Bear Creek Dam
Upper Bear Creek Dam
Guntersville Dam & Lock
Tims Ford Dam
Sequoyah Nuclear Plant
Chickamauga Dam & Lock
Nickajack Dam & Lock
Raccoon Mountain Pumped Storage Plant
Watts Bar Nuclear Plant
Watts Bar Dam & Lock
Kingston Fossil Plant
Melton Hill Dam & Lock
Ft. Loudoun Dam & Lock
Tellico Dam
Norris Dam
Doakes Creek Dam
Cherokee Dam
Douglas Dam
Fontana Dam
Apalachia Dam
Hiwassee Dam
Chatuge Dam
Ocoee #1 Dam
Ocoee #2 Dam
Ocoee #3 Dam
Nottely Dam
Blue Ridge Dam
John Sevier Dam
John Sevier Combined Cycle Plant
Nolichucky Dam
Ft. Patrick Henry Dam
Boone Dam
South Holston Dam
Wilbur Dam
Watauga Dam
Clear Creek Dam
Beaver Creek Dam
Caledonia Combined Cycle Plant
Ackerman Combined Cycle Plant
Kemper Combustion Turbine Plant
Legend
State Line
Water
Power Service Area
TVA Watershed
TVA Hydroelectric Dam
TVA Non-Power Dam
TVA Coal-Fired Plant
TVA Nuclear Plant
TVA Combined Cycle Plant
TVA Combustion Turbine Plant
TVA Pumped Storage Plant
Sept. 2025
0
20
40
60 mi.
N

Note
(1) TVA locations shown here were in service as of September 30, 2025.
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

In 2025, the revenues generated from TVA's electricity sales were $13.5 billion and accounted for virtually all of TVA's revenues. See Note 18 — Revenue for details regarding revenues by state for each of the last three years.

Customers

TVA is primarily a wholesaler of power, selling power to LPCs that then resell power to their customers at retail rates.  TVA's LPCs consist of (1) municipalities and other local government entities ("municipalities") and (2) customer-owned entities ("cooperatives").  These municipalities and cooperatives operate public power electric systems whose primary purpose is not to make a profit but to supply electricity to the general public or the cooperatives' members.  TVA also sells power directly to certain end-use customers, primarily large commercial and industrial loads and federal agencies with loads larger than 5,000 kilowatts. Whether TVA or an LPC serves a new power customer is determined by the applicable TVA-LPC wholesale power contract. Each contract contains a formula that balances the size of the LPC and the amount of any TVA infrastructure investment to determine which party is entitled to serve the new customer.  In addition, power in excess of the needs of the TVA system may, where consistent with the provisions of the TVA Act, be sold under exchange power arrangements with other specific electric systems. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Revenues and Note 18 — Revenue for details regarding TVA's operating revenues.

Local Power Company Customers

Revenues from LPCs accounted for approximately 90 percent of TVA's total operating revenues for 2025.  TVA had wholesale power contracts with 153 LPCs at September 30, 2025. Each of these contracts requires the LPC to purchase from TVA all of the electric power required for service to the LPC's customers; however, Power Supply Flexibility Agreements available to LPCs that have executed long-term Partnership Agreements with TVA allow LPCs to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in 2023. These revised agreements permit projects to be located anywhere in TVA's service area, connected either to the LPC distribution system or to TVA's transmission system, and make it easier for LPCs to partner on projects. As of September 30, 2025, 109 LPCs had signed a Power Supply Flexibility Agreement. LPCs purchase power under contracts with terms of five or 20 years to terminate.

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively.  Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues for 2025.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of September 30, 2025, 148 LPCs had signed the Partnership Agreement with TVA.

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

    TVA also regulates LPC policies for customer deposits, termination of service for non-payment, provision of information to consumers, and billing through a service practice policy framework. TVA's regulatory framework provides for consistent regulatory policy for ratepayers across the Tennessee Valley, while recognizing local considerations. The regulatory provisions in TVA's wholesale power contracts are designed to carry out the objectives of the TVA Act, including the objective of providing for an adequate supply of power at the lowest feasible rates. See Rates — Rate Methodology below.

Other Customers

Revenues from directly served industrial customers accounted for approximately eight percent of TVA's total operating revenues in 2025.  Contracts with these customers are subject to termination by the customer or TVA upon a minimum notice period that varies according to a number of factors, including the customer's contract demand and the period of time service has been provided. TVA also serves seven federal customers, including U.S. Department of Energy ("DOE") facilities and military installations, which accounted for approximately one percent of TVA's total operating revenues in 2025.

Other Revenue

Other revenue consists primarily of wheeling and network transmission charges, sales of excess steam that is a by-product of power production, delivery point charges for interconnection points between TVA and the customer, Renewable Energy Certificate ("REC") sales, and certain other ancillary goods or services. Other revenue accounted for approximately one percent of TVA's total operating revenues in 2025.

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
•Payments to the United States Department of the Treasury ("U.S. Treasury") in repayment of and as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment"); and
•Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of their maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  See Note 24 — Related Parties.

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

Power Supply and Load Management Resources

General

TVA is focused on building an American energy future — one that provides energy security and national security. TVA seeks to balance production capabilities with power supply requirements by promoting the conservation and efficient use of electricity and, when necessary, buying, building, or leasing assets or entering into power purchase agreements ("PPAs").  TVA also seeks to employ a diverse mix of energy generating sources, which enables TVA to better meet changing market conditions, including load growth, while ensuring affordable, reliable, and resilient electricity for its customers.

To accomplish this, TVA is making investments in its generating portfolio and infrastructure. TVA continues to evaluate adding flexible gas plants as a strategy to maintain reliability. TVA is also reviewing how recent executive orders ("EOs"), the evolving regulatory environment, and overall system performance are impacting the operation of its coal-fired fleet. Commercial operations began on Johnsonville Aeroderivative Combustion Turbine Units ("CTs") 21-30 in 2025, and TVA has ongoing natural gas projects at its Cumberland Fossil Plant ("Cumberland") site and its Kingston Fossil Plant ("Kingston") site, an aeroderivative CT project at TVA's Allen CT site, and a new Caledonia simple cycle CT project on TVA land. TVA is also evaluating natural gas projects for the replacement generation for the second unit at Cumberland and a new CT project at TVA's Lagoon Creek site. TVA is committed to investing in the future of nuclear with the evaluation of emerging advanced nuclear technologies, such as small modular reactors ("SMRs"), while working to renew its existing nuclear generation fleet licenses. TVA has been implementing the Hydro Life Extension Program and exploring new hydroelectric pumped-storage power. In addition, the Inflation Reduction Act of 2022 ("IRA") makes certain tax-exempt entities, including TVA, eligible for a direct-pay option for certain energy tax credits. TVA is currently pursuing funding opportunities of various types; however, this does not guarantee that TVA or its partners will receive funds.

Power generating facilities operated by TVA at September 30, 2025, included three nuclear sites, 18 natural gas and/or oil-fired sites, four coal-fired sites, 29 conventional hydroelectric sites, one pumped-storage hydroelectric site, one diesel generator site, and nine operating solar installations. See Item 2, Properties — Generating Properties — Net Capability for a discussion of the units at these facilities.  TVA also acquires power under PPAs of varying durations, including short-term contracts. See Power Purchase and Other Agreements below.

    The following table shows TVA's generation and purchased power by generating source as a percentage of all electric power generated and purchased (based on kilowatt hours ("kWh")) for the periods indicated:

Total Power Supply by Generating Source For the years ended September 30
Generation Resource(1)	2025	2024	2023
Nuclear	33%	39%	42%
Natural gas and/or oil-fired	24%	23%	22%
Coal-fired	15%	13%	13%
Hydroelectric	8%	7%	8%
Purchased power	20%	18%	15%
Note
(1) TVA's non-hydro renewable resources from TVA facilities are less than one percent for all periods shown, and therefore are not represented on the table above. Purchased power contains the majority of non-hydro renewable energy supply. TVA acquires RECs in connection with certain purchased power transactions and sells some of these RECs to customers.

Nuclear

At September 30, 2025, TVA had three nuclear sites consisting of seven units in operation.  The units at Browns Ferry Nuclear Plant ("Browns Ferry") are boiling water reactor units, and the units at Sequoyah Nuclear Plant ("Sequoyah") and Watts Bar Nuclear Plant ("Watts Bar") are pressurized water reactor units.  Operating information for each of these units is included in the table below.

TVA Nuclear Power At September 30, 2025
Nuclear Unit	Summer Net Capability (MW)	Net Capacity Factor for 2025 (%)	Date of Expiration of Operating License
Browns Ferry Unit 1	1,227	97.3	2033
Browns Ferry Unit 2	1,208	82.0	2034
Browns Ferry Unit 3	1,227	86.7	2036
Sequoyah Unit 1	1,152	90.7	2040
Sequoyah Unit 2	1,140	25.0	2041
Watts Bar Unit 1	1,169	55.1	2035
Watts Bar Unit 2	1,179	86.8	2055

Nuclear Fleet License Extensions. TVA is seeking to renew all nuclear generation units' licenses for an additional 20 years. The first license renewal application was submitted to the Nuclear Regulatory Commission ("NRC") in January 2024 for the three units at Browns Ferry. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Nuclear — Nuclear Fleet License Extensions.

Other Nuclear Initiatives. TVA has an Early Site Permit to potentially construct and operate SMRs at TVA's Clinch River Nuclear Site in Oak Ridge, Tennessee. TVA has requested public comment on a draft Supplemental Environmental Impact Statement ("EIS") that addresses potential environmental effects associated with site preparation, construction, operation, and decommissioning of the GE Vernova Hitachi Nuclear Energy BWRX-300 SMR at the Clinch River Nuclear Site. TVA also submitted a construction permit application to the Nuclear Regulatory Commission ("NRC") for a BWRX-300 reactor at the Clinch River Nuclear Site. The application was accepted for review by the NRC in July 2025. See Part II, Item 7, Management's

Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Nuclear — Small Modular Reactors.

Other Nuclear Matters. Operating nuclear facilities subjects TVA to waste disposal, decommissioning, and insurance requirements, as well as litigation risks. See Fuel Supply — Nuclear Fuel below for a discussion of spent nuclear fuel and low-level radioactive waste and Note 23 — Commitments and Contingencies — Contingencies for a discussion of TVA's nuclear decommissioning liabilities and the related trust and nuclear insurance, which discussions are incorporated herein by reference.

Natural Gas and/or Oil-Fired

    At September 30, 2025, TVA's natural gas and oil-fired fleet consisted of 93 combustion turbine power blocks (68 simple-cycle units, one cogeneration unit, 10 aeroderivative units, and 14 combined-cycle power units), accounting for 12,643 MW of summer net capability. Forty-nine of the simple-cycle units are currently capable of quick-start response allowing full generation capability in approximately 10 minutes. The economic dispatch of natural gas-fired plants depends on both the day-to-day price of natural gas and the price of other available intermediate resources such as coal-fired plants. TVA uses simple-cycle units to meet peaking or backup power needs. The natural gas-fired fleet supports reliability across all hours, as well as the flexibility to help manage ramping and intermittency.

Commercial operations began on Johnsonville Aeroderivative CT Units 21-30 in 2025. TVA has ongoing natural gas projects at its Cumberland site and its Kingston site, an aeroderivative CT project at TVA's Allen CT site, and a new Caledonia simple cycle CT project on TVA land. TVA is also evaluating natural gas projects for the replacement generation for the second unit at Cumberland and a new CT project at TVA's Lagoon Creek site. TVA may decide to make further strategic investments in natural gas-fired facilities in the future by purchase, construction, or lease, to help support portfolio diversification and system reliability.

    See Item 2, Properties — Generating Properties, Note 9 —Leases, and Note 15 — Debt and Other Obligations for a discussion of lease arrangements into which TVA has entered in connection with certain natural gas-fired facilities. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Natural Gas-Fired Units for a discussion of ongoing projects at certain natural gas-fired facilities.

Coal-Fired

     At September 30, 2025, TVA had four coal-fired plants consisting of 24 active units, accounting for 5,815 MW of summer net capability. TVA considers units to be in an active state when the unit is generating, available for service, or temporarily unavailable due to equipment failures, inspections, or repairs.

    Coal-fired plants have been subject to increasingly stringent regulatory requirements over the last few decades, including those under the Clean Air Act ("CAA"), the Clean Water Act ("CWA"), and the Resource Conservation and Recovery Act ("RCRA").  There have also been recent executive actions regarding these acts. See Environmental Matters below. TVA is pursuing a programmatic approach for the evaluation of its sites where coal combustion residuals ("CCR") are stored to meet all applicable state and federal regulations.  See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residuals — Coal Combustion Residuals Facilities.

    TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035, and that evaluation includes environmental reviews and TVA Board approval. TVA is also reviewing how recent EOs, the evolving regulatory environment, and overall system performance are impacting the operation of its coal-fired fleet. An evaluation of the continued operation of coal-fired units is being conducted and will consider material condition, plant performance, system flexibility needs, environmental requirements, grid support, and other factors. In January 2023, TVA issued its Record of Decision to retire the two coal-fired units at Cumberland by the end of calendar year ("CY") 2026 and CY 2028. In April 2024, TVA issued its Record of Decision to retire the nine coal-fired units at Kingston by CY 2027. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Coal-Fired Fleet.

Diesel Generators

    At September 30, 2025, TVA had one diesel generator plant consisting of five units, and this facility accounted for nine
MW of summer net capability. These units are not currently dispatched for generation to the transmission grid.

Hydroelectric Pumped-Storage

At September 30, 2025, TVA had four units at Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain") with a total net summer capability of 1,715 MW. These units are utilized to balance the transmission system as well as generate power. TVA uses electricity generated by its fleet during periods of low demand to operate pumps that fill the reservoir at Raccoon Mountain. Then, during periods of high or peak demand, the water is released and the pumps reverse to work as power generating turbines.

TVA is also exploring new hydroelectric pumped-storage to meet peak demands and allow more baseload generation while ensuring the reliability and resiliency of the grid. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Hydroelectric Pumped-Storage.

Renewable Energy Resources

The utility industry is evolving in support of changing customer preferences. As TVA evolves, it will see impacts to the way it does business through the pricing of products, transmission of energy, and development of new products and services. TVA is investing in existing hydroelectric assets through the Hydro Life Extension Program and exploring solar projects. TVA also supports various programs and offerings, including the Green Invest Program, which matches customer demand with renewable supply and is designed to meet the needs of customers.

Conventional Hydroelectric Dams. At September 30, 2025, TVA's hydroelectric fleet consisted of 29 conventional hydroelectric dams throughout the Tennessee River system with 109 conventional hydroelectric units (106 active units and three units in long-term outage and unavailable for service), that accounted for 3,783 MW of summer net capability. Wilbur Hydroelectric Facility Units 1-3 were in long-term outage and unavailable for service at September 30, 2025.  The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors, including the amount of precipitation and runoff, initial water levels, generating unit availability, and the need for water for competing water management objectives.  When these factors are unfavorable, TVA must increase its reliance on higher cost generation plants and purchased power.  In addition, TVA receives a portion of energy generated by eight of the U.S. Army Corps of Engineers ("USACE") dams on the Cumberland River system, and electric generation from the USACE dams is dependent on the same factors that affect generation from the TVA-owned dams.  See Dam Safety Assurance Program and Weather and Seasonality below.

Hiwassee Hydro Unit 2 has a unique reversible turbine/generator that acts as a pump and a turbine enhancing TVA's ability to balance baseload generation.  At September 30, 2025, Hiwassee Hydro Unit 2 accounted for 86 MW of the conventional hydroelectric summer net capability.

    TVA has a Hydro Life Extension Program which focuses on recovering and preserving TVA's extensive hydroelectric fleet, improving efficiency and flexibility, and ensuring long-term reliability of this vital energy asset. As part of this program, TVA is working to add additional capacity to some of its existing hydroelectric units. In a separate effort, TVA is working to improve transmission system reliability by upgrading or adding synchronous condensing capability to several of the conventional hydro units in the fleet.

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

Solar. TVA owns nine operating solar installations that account for approximately one MW of nameplate capacity. In November 2022, the TVA Board approved the opportunity for TVA to explore the development of a utility-scale solar project, contingent on successfully completing environmental reviews under NEPA and other applicable laws and obtaining the necessary state permits. The project would utilize TVA land, deploying a solar cap system on the closed CCR facility at the TVA Shawnee Fossil Plant ("Shawnee") in Paducah, Kentucky. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Solar.

During 2019, the TVA Board approved the opportunity for TVA to explore being directly involved in the development of a utility-scale solar project. The project experienced delays and cost increases; therefore, in 2024, TVA elected to pursue a competitive selection process with third parties and planned to enter into a long-term PPA to purchase the energy generated by the facility. However, in the fourth quarter of 2025, TVA decided to not move forward with this solar project. As a result, TVA recognized $25 million in Operating and maintenance expense related to project write-offs, including $19 million related to a down payment for solar panels.
Other Renewable Energy Resources. Other renewable energy resources include renewable energy purchases, a majority associated with TVA renewable programs, which are described below. See Power Purchase and Other Agreements for information on renewable PPAs.

The Green Invest Program matches customer demand with renewable supply through a Green Invest Agreement. The goal of the Green Invest Program is to meet the long-term sustainability needs of customers. TVA procures the needed renewable supply through a diversified approach, which could include a competitive procurement process, strategic partnerships, or construction of renewable facilities to meet these needs. As of September 30, 2025, more than 2,000 MW of renewable PPAs have been matched to customers through the Green Invest Program. In addition, Generation Flexibility is a solution available to LPCs participating in TVA's Partnership Agreement and supports the deployment of up to 2,000 MW of distributed solar to provide clean, local generation. See Note 18 — Revenue.

The Green Switch Program allows customers to support solar resources through purchasing solar energy generated in the Tennessee Valley. The product is sold in blocks of 200 kWh or matches 100 percent of a customer's electricity usage (available through select LPCs). During the year ended September 30, 2025, participants purchased 87,675 MWh through the Green Switch Program.

The Green Flex Program gives commercial and industrial customers the ability to meet sustainability goals and to make renewable energy claims through RECs from wind generation located outside TVA's service area. During the year ended September 30, 2025, participants purchased approximately 792,000 RECs through the Green Flex Program.

TVA tracks its renewable energy commitments and claims through the management of RECs. The RECs, which each represent one megawatt-hour ("MWh") of renewable energy generation, are principally associated with wind, solar, biomass, and low-impact hydroelectric. TVA continues to evaluate ways to adjust to customer preferences, including the acquisition of RECs from renewable purchased power that can be sold to customers to meet their needs. Overall, TVA will procure needed renewable supply through a diversified approach, which could include a competitive procurement process, strategic partnerships, or construction of renewable facilities to meet these needs.

Total Renewable Energy Resources. As of September 30, 2025, TVA had 7,252 MW of operating renewable energy resources and 2,528 MW of contracted renewable resources not yet online. In addition, TVA has a self-directed solar project currently under development, which is not represented in the table below. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Solar.
Notes
(1) Contracted resources are executed PPAs expected to come online at a future date.
(2) Hydroelectric power consists of 3,783 MW from TVA-owned conventional hydroelectric facilities and 779 MW from renewable PPAs.
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

    In 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure and is needed to help manage DER as they enter the market. The new fiber optic lines will also improve the reliability and resiliency of the generation and transmission system. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Fiber Optic Network.

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

Community Energy Portfolio

TVA continues to make investments in its community energy portfolio, consisting of energy efficiency, demand response, renewable, and resiliency programs, as part of its commitment to meet the Tennessee Valley’s growing energy needs and to support a decarbonized and more resilient grid. TVA is expanding its portfolio and plans to invest more than $1.5 billion in its energy efficiency and demand response programs from 2024 – 2028. Over this five-year period, TVA anticipates approximately 1,600 gigawatt hours of net incremental energy efficiency savings and expects to have over 2,200 MW of demand response portfolio capacity in 2028. These amounts are forward-looking and subject to various uncertainties. See Forward-Looking Information and Item 1A, Risk Factors. In 2025, TVA invested $242 million in its energy efficiency and demand response programs. As of September 30, 2025, TVA had 1,693 MW of demand response peak season portfolio capacity and effectively reduced 2025 energy needs by approximately 257 gigawatt hours of net incremental energy efficiency savings.

TVA's community energy portfolio consists of programs aimed at balancing system needs by lowering costs, shaping energy usage, increasing capacity, and decarbonizing the grid, all through the participation of end-use consumers. These programs help end-use consumers save on their bills and reduce some of the need for new generation in the future and are offered to both end-use residential customers and businesses and industries. TVA also has energy programming focused on expanding partnerships, improving program access, and catalyzing investment in communities where all individuals can benefit from TVA's resources. TVA's Uplift Programs, a component of the community energy portfolio, include (1) the Home Uplift Program, which completes home evaluations and makes high-impact home energy upgrades for qualifying homeowners at no cost to the homeowners, (2) the School Uplift Program, which assists schools with adopting strategic energy management practices, and (3) the Small Business Uplift Program, which assists small businesses located within underserved communities with energy evaluations and energy improvement investments provided by TVA at no cost to the small business. TVA anticipates additional community energy portfolio programs to be developed over the coming years to grow the community energy portfolio. See Distributed Energy Resources above for further discussion on demand response systems.

Power Purchase and Other Agreements

TVA acquires power from a variety of power producers generally through long-term and short-term PPAs as well as through spot market purchases.  During 2025, TVA acquired approximately 95 percent of the power that it purchased through the long-term PPAs described below, including agreements for long-term renewable generation resources, approximately three percent on the spot market, and approximately two percent through short-term PPAs. During 2024, TVA acquired approximately 98 percent of the power that it purchased through long-term PPAs, and approximately two percent on the spot market.

TVA's capability provided by PPAs is primarily provided under contracts that expire through 2045 and are described in the table below.

Power Purchase Agreements(1) At September 30, 2025
Type of Facility	Location	Number of Contracts	Contract Capacity (MW)(2)	Contract Termination Date
Operating
Coal(3)	Georgia	1	250	2026
Coal(3)	Mississippi	1	500	2026
Lignite	Mississippi	1	440	2032
Total Operating Coal		3	1,190
Natural Gas	Alabama	4	1,788	2026 - 2033
Natural Gas	Georgia	3	692	2026 - 2028
Natural Gas	Illinois	1	479	2028
Natural Gas(4)	Missouri	1	50	2026
Natural Gas(4)	North Carolina	1	100	2026
Natural Gas	Pennsylvania	1	500	2028
Total Operating Natural Gas		11	3,609
Diesel	Alabama	1	10	2035
Diesel	Mississippi	2	46	2028
Diesel	Tennessee	4	59	2028 - 2032
Total Operating Diesel		7	115
Solar	Alabama	2	302	2037 - 2041
Solar	Kentucky	1	173	2045
Solar	Mississippi	2	350	2044 - 2045
Solar	Tennessee	10	613	2032 - 2045
Total Operating Solar		15	1,438
Wind	Iowa	2	159	2030 - 2031
Wind	Illinois	3	450	2032 - 2033
Wind	Kansas	2	311	2032 - 2033
Total Operating Wind		7	920
Biomass	Tennessee	1	5	2031
Biomass	Mississippi	1	25	2028
Total Operating Biomass		2	30
Hydroelectric	Tennessee, Kentucky, and North Carolina	2	779	2035 and upon three years' notice
Battery Storage	Mississippi	2	100	2044 - 2045
Subtotal Operating		49	8,181
Contract Renewable Resources(5)			301
Total Operating PPAs			8,482

Contracted (not yet online)
Nuclear		1	50
Solar		31	2,528
Battery		3	270
Total Contracted (not yet online) PPAs		35	2,848
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
(3) Included in the table above is 250 MW of power delivery in Georgia and 500 MW of power delivery in Mississippi that expire on November 30, 2025. These contracts were replaced with one natural gas contract for 670 MW in Georgia and Mississippi that commences on December 1, 2025. The new contract is not reported in the table above.
(4) Included in the table above is 50 MW of power delivery in Missouri and 100 MW of power delivery in North Carolina that expire on November 30, 2025 and December 31, 2025, respectively. The Missouri and North Carolina contracts were replaced with 200 MW and 75 MW of natural gas contracts, respectively, which commence on December 1, 2025 and January 1, 2026, respectively. The two new contracts are not reported in the table above.
(5) Contract Renewable Resources is capability from various historical renewable energy programs that consist of PPAs primarily with individuals and small businesses.

Under federal law, TVA is required to purchase energy from qualifying facilities (cogenerators and small power producers) at TVA's avoided cost of either generating this energy itself or purchasing this energy from another source. TVA fulfills this requirement through the Dispersed Power Production Program. At September 30, 2025, there were 1,344 generation sources, with a combined qualifying capacity of 281 MW, whose power TVA purchases under this program.

Fuel Supply

General

TVA's consumption of various types of fuel depends largely on the demand for electricity by TVA's customers, the availability of various generating units, and the availability and cost of fuel. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Expenses.

Nuclear Fuel

Current Fuel Supply. Converting uranium to nuclear fuel generally involves four stages: the mining and milling of uranium ore to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride gas; the enrichment of uranium hexafluoride; and the fabrication of the enriched uranium hexafluoride into fuel assemblies. TVA plans to continue using contracts of various products, lengths, and terms as well as inventory to meet the projected nuclear fuel needs of its nuclear fleet.  The net book value of TVA's nuclear fuel was $1.2 billion and $1.3 billion at September 30, 2025 and 2024, respectively.

TVA's nuclear fuel is supplied primarily by U.S., Canadian, Australian, and European Union sources, and TVA has existing physical inventories located in the United States and Canada sufficient to fuel its reactors for many years. TVA is not contracted to purchase any Russian or Chinese origin nuclear fuel, and has no Russian or Chinese origin nuclear fuel in inventory for use in its reactors. TVA could be impacted by higher market prices as a result of general market impacts resulting from potential trade restrictions; however, at this time TVA's nuclear fuel is obtained predominantly through long-term contracts.

TVA and the DOE are parties to an interagency agreement (referred to as the Down-blend Offering for Tritium), under which surplus DOE highly-enriched and other uranium is processed by third-party contractors into low-enriched uranium, which is then fabricated into fuel for use in TVA's nuclear power plants.  Production of the low-enriched uranium began in 2019 and will continue through the end of the interagency agreement term in September 2027.  After that date, any remaining uranium in storage will be managed to ensure that the uranium is unencumbered by policy restrictions, so that it can be used in connection with the production of tritium. Under the terms of the interagency agreement, the DOE reimburses TVA for a portion of the costs of converting the highly enriched uranium to low-enriched uranium. See Note 1 — Summary of Significant Accounting Policies — Down-blend Offering for Tritium for a more detailed discussion of the Down-blend Offering for Tritium project.

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

Spent Nuclear Fuel.  All three nuclear sites have dry cask storage facilities.  Sequoyah will need additional capacity by 2029.  Browns Ferry will need additional capacity by 2037. Watts Bar will need additional capacity by 2039. To recover the cost of providing long-term, on-site storage for spent nuclear fuel, TVA filed a breach of contract suit against the U.S. in the U.S. Court of Federal Claims in 2001. As a result of this lawsuit and related agreements, TVA has collected approximately $517 million through 2025.

Tritium-Related Services.  TVA and the DOE are engaged in a long-term interagency agreement under which TVA, at the DOE's request, irradiates tritium-producing burnable absorber rods ("TPBARs") to assist the DOE in producing tritium for the Department of Defense, which is also known as the Department of War.  This interagency agreement requires the DOE to reimburse TVA for the costs that TVA incurs in connection with providing irradiation services and to pay TVA an irradiation services fee at the specified rate per TPBAR over the period when irradiation occurs. This interagency agreement terminates in 2036.

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

TVA has provided irradiation services using Watts Bar Unit 1 since 2003 and Watts Bar Unit 2 since 2021. The DOE notified TVA of future increased needs for tritium, and TVA submitted a License Amendment Request in 2023 to fulfill this request. This request was approved by the NRC in 2024 and allows for irradiation of TPBARs at Sequoyah in the future; however, TVA does not have plans to employ Sequoyah units for tritium production in the near term.

Natural Gas and Fuel Oil

During 2025, TVA purchased a significant amount of its natural gas requirements from a variety of suppliers under contracts with terms of up to 10 years and purchased substantially all of its fuel oil requirements on the spot market. The net book value of TVA's natural gas inventory was $33 million and $23 million at September 30, 2025 and 2024, respectively. The net book value of TVA's fuel oil inventory was $74 million and $72 million at September 30, 2025 and 2024, respectively. At September 30, 2025, 56 of the combustion turbine assets were dual-fuel capable, and TVA has fuel oil stored on each of these sites as a backup to natural gas.

TVA purchases natural gas from multiple suppliers on a daily, monthly, seasonal, and term basis.  TVA uses contracts of various lengths and terms to meet the projected natural gas needs of its natural gas fleet.  During 2025, TVA arranged for the transportation of natural gas on eight separate pipelines, with approximately 65 percent being transported on two pipelines. During 2025, TVA maintained a total of approximately 1,941,833 million British thermal unit(s) ("mmBtu") per day of firm transportation capacity on eight major pipelines, with approximately 63 percent of total firm transportation capacity being maintained on two pipelines.

TVA utilizes natural gas storage services at eight facilities with a total capacity of 8.3 billion cubic feet ("Bcf") of firm service and 6.5 Bcf of interruptible service to manage the daily balancing requirements of the eight pipelines used by TVA, with approximately 56 percent of the total storage capacity being maintained at two facilities. During 2025, storage levels were generally maintained between 40 and 80 percent of the maximum contracted capacity at each facility. As TVA's natural gas requirements grow, it is anticipated that additional storage capacity may need to be acquired to meet the needs of the generating assets.

Coal

Coal consumption at TVA's coal-fired generating facilities during 2025 and 2024 was approximately 14 million tons and 12 million tons, respectively.  At September 30, 2025 and 2024, TVA had 33 days and 28 days of system-wide coal supply at full burn rate, respectively, with net book values of $171 million and $191 million, respectively.

TVA utilizes both short-term and long-term coal contracts.  During 2025, long-term contracts made up 100 percent of coal purchases.  TVA plans to continue using contracts of various lengths, terms, and coal quality to meet its expected consumption and inventory requirements.  During 2025 and 2024, TVA purchased coal by basin as follows:

    The following charts present the proportion of each delivery method TVA utilizes for its coal supply for the periods indicated:

Coal inventory levels at September 30, 2025 remained consistent with those at September 30, 2024. In 2025, coal supply availability and transportation logistics stabilized, enabling TVA to reliably meet generation needs during a period of increased domestic coal consumption. Despite these improvements, the evolving regulatory environment and corresponding market dynamics continue to challenge the balance between coal demand and available supply. In response, TVA has secured additional multi-year coal supply agreements to enhance supply stability. These strategic investments are expected to strengthen TVA's overall fuel resilience and help ensure continued reliability of coal-fired generation.

Transmission

The TVA transmission system is one of the largest high-voltage transmission systems in North America.  TVA's transmission system has 69 interconnections with 13 neighboring electric systems and delivered approximately 168 billion kWh of electricity to TVA customers in 2025.  In carrying out its responsibility for transmission grid reliability in the TVA service area, the TVA transmission grid has operated with 99.999 percent reliability since 2000. See Item 2, Properties — Transmission Properties.

Pursuant to its Transmission Service Guidelines, TVA offers transmission services to eligible customers to transmit wholesale power in a manner that is comparable to TVA's own use of the transmission system. TVA has also adopted and operates in accordance with its published Transmission Standards of Conduct and separates its transmission function from its power marketing function. As a Balancing Authority, Distribution Provider, Generator Owner, Generator Operator, Planning Coordinator, Reliability Coordinator, Resource Planner, Transmission Owner, Transmission Operator, Transmission Planner, and Transmission Service Provider, as those terms are defined for purposes of North American Electric Reliability Corporation ("NERC") regulations, TVA is also subject to federal reliability standards that are set forth by NERC and approved by FERC. See Regulation.

In October 2021, an automated energy exchange, the Southeast Energy Exchange Market ("SEEM"), took effect. The exchange was created to facilitate more short-term power exchanges and is an enhancement to the existing market. TVA completed the appropriate environmental reviews, and during the third quarter of 2022, the TVA Board approved the creation of a zero-cost, non-firm transmission service to allow TVA to participate in SEEM. In November 2022, the SEEM market began transacting. In July 2023, the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") remanded the FERC's approval of SEEM, sending the matter back to FERC for additional proceedings. On March 14, 2025, after further review of the record, FERC affirmed its approval of SEEM.

Additional transmission upgrades may be required to maintain reliability. Upgrades may include enhancements to existing lines and substations or new installations as necessary to provide adequate power transmission capacity, maintain voltage support, and ensure generating plant and transmission system stability. TVA is collaborating on several grid-supporting technology projects that are expected to help transmit power more efficiently, provide more flexibility and transmission capacity, and reduce the need to build new transmission lines including procurement of new rights of way. These include converting the retired Bull Run Fossil Plant ("Bull Run") into a synchronous condenser to help regulate voltage and improve stability, utilizing advanced transmission line conductors to support increased capacity, and conducting a pilot to utilize Dynamic Line Rating technologies to provide transmission ratings that reflect real-time conditions.

In addition, TVA is working on various projects with universities, Electric Power Research Institute, national labs, and others to help enable a dynamic and multi-directional grid. TVA is also working in partnership with LPCs to modernize their distribution systems by developing a shared vision and roadmap for transforming the Tennessee Valley’s transmission and distribution systems into an integrated regional grid.

These initiatives help ensure TVA continues to achieve its mission to deliver reliable power at the lowest feasible rate. Investments in a modernized grid will help enable capacity increases as well as enhanced monitoring and control of TVA’s transmission and generation portfolio.

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

Competition

    TVA provides electricity in a service area that is largely free of competition from other electric power providers. This service area is defined primarily by provisions of law and long-term contracts. The region in which TVA or LPCs that distribute TVA power may provide power is limited and is often referred to as the "fence." Under the FPA, the Anti-Cherrypicking Amendment ("ACPA") limits the ability of others to use the TVA transmission system for the purpose of serving customers within TVA's service area.  State service territory laws limit unregulated third parties' ability to sell electricity to consumers. All TVA wholesale power contracts are all requirements contracts; however, Power Supply Flexibility Agreements available to LPCs that have executed long-term Partnership Agreements with TVA allow LPCs to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in 2023. These revised agreements permit projects to be located anywhere in TVA's service area, connected either to the LPC distribution system or to TVA's transmission system, and make it easier for LPCs to partner on projects. In addition, other utilities may use their own transmission lines to serve customers within TVA's service area, and third parties are able to avoid the restrictions on serving end-use customers by selling or leasing generating assets to a customer rather than selling electricity. These threats underscore the need for TVA to design rates and strategically price its products and services to be competitive. There have also been some efforts to erode the ACPA, and the protection of the provision could be limited and perhaps eliminated by federal legislation at some time in the future.

    TVA also faces competition in the form of emerging technologies.  Improvements in energy efficiency technologies, smart technologies, and energy storage technologies may reduce the demand for centrally provided power. The growing interest by customers in generating their own power through DER has the potential to lead to a reduction in the load served by TVA as well as cause TVA to re-evaluate how it operates the overall grid system to continue to provide highly reliable power at affordable rates.  See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Fiber Optic Network.

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

Research and Development

    Annual investments made in science and technological innovation help meet future business and operational challenges. Each year, TVA's annual research portfolio is updated based on a broad range of operational and industry drivers to assess key technology gaps, performance issues, or other significant issues, addressed through research and development. Core research activities directly support optimization of TVA's generation and transmission assets, air and water quality, energy utilization, load forecasting and management, and distributed/clean energy integration. TVA also collaborates in research and development programs and activities that help optimize distribution systems and close technology gaps in energy utilization and consumer technologies. Investments in TVA's research portfolio are supported through partnership and collaboration with LPCs, Electric Power Research Institute, the DOE and other federal agencies, peer utilities, universities, and industry vendors and through participation in professional societies and other research consortiums.

TVA places a high priority on innovation and research efforts to close gaps and strengthen energy system capabilities. TVA emphasizes research leading to faster addition of generation capacity, additional flexibility through energy storage, increased transmission efficiency through grid supporting technologies, and co-optimization of distribution energy solutions. Key research and development priorities include advanced nuclear solutions, storage integration, and regional grid transformation.

This research supports both TVA and national strategic interests to help enable growing economic development especially in domestic manufacturing and artificial intelligence.

    TVA continues to evaluate the licensing and design of emerging nuclear technologies, such as advanced light water SMRs, advanced non-light water reactors, and fusion technology, as part of technology innovation efforts aimed at developing the energy system of the future, one of TVA's strategic elements of Operational Excellence. In December 2019, TVA became the first utility in the nation to successfully obtain approval for an early site permit from the NRC to potentially construct and operate SMRs at its Clinch River Site. In May 2025, TVA submitted a construction permit application to the NRC for an SMR at the Clinch River Site, and the NRC accepted the application for review in July 2025. TVA also has entered into memorandums of understanding and agreements with federally funded research and development centers, utilities, vendors, and academic institutions, under which the parties can collaborate to explore advance reactor designs as a next-generation nuclear technology. These relationships are important steps in the early stages of evaluation as TVA considers the economic feasibility of advanced nuclear reactors and seeks to leverage innovations to improve advanced nuclear designs, streamline licensing pathways, find efficiencies in construction methods, and optimize operating expenses. For example, TVA has entered into a multi-party collaborative arrangement to advance the global development of the GE Vernova Hitachi Nuclear Energy BWRX-300 SMR ("BWRX-300"). See Note 22 — Collaborative Arrangement for additional information. TVA is engaging with GVH and the other contributors and will continue to evaluate the BWRX-300 standard design and technology as they mature. TVA also will continue to evaluate other advanced reactor technologies. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Nuclear — Small Modular Reactors for additional discussion and total costs related to SMR work. TVA is also supporting the development of Type One Energy's stellarator fusion reactor at TVA's former Bull Run Fossil Plant. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Nuclear — Other Nuclear for additional information.

At the forefront of the energy storage initiative is deploying grid-scale battery energy storage technology to optimize the existing TVA generation assets and improve the resiliency of the transmission system. In 2020, TVA launched its first TVA-owned, grid scale, lithium-ion demonstration battery project, and in 2023, TVA began construction near Vonore, Tennessee. The 20 MW battery system was installed in the first quarter of 2024, and the site is progressing toward construction completion with the expectation to begin testing and commissioning by the second quarter of 2026. TVA is also evaluating battery energy storage systems utilizing grid-forming inverters. Additionally, TVA is contracting for several battery energy storage systems to be deployed in the region by third-party developers who will make their systems available for TVA dispatch. The system integration lessons learned from these projects will guide future application of battery storage as part of the evolving bulk power system in the region. TVA is studying the optimal siting and design for another pumped-storage plant as described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Hydroelectric Pumped-Storage. TVA is also evaluating the potential of short duration battery alternatives to lithium-ion and long duration storage alternatives to pumped-storage.

TVA and LPCs are engaged in several initiatives related to regional grid transformation. Research includes technologies and applications advancement in intelligent distribution systems. Smart meter technology has the potential to shift usage patterns away from peak demand times, which could change costs significantly. Additionally, intelligent transmission systems would give TVA the ability to nearly instantaneously diagnose problems, make corrections, and engage transmission and generation resources quickly so that power would keep flowing. This could promote reduced emissions, lower energy costs, and add greater flexibility to accommodate the new consumer-generated sources under TVA's renewable energy programs. TVA also worked with LPC partners to execute a survey of LPC technology capabilities and plans, and the results are helping shape a realistic path toward TVA's long-term goals. See Power Supply and Load Management Resources — Distributed Energy Resources and Transmission.

As part of its recent organizational transformation, TVA decided to sunset its Connected Communities program beginning in August 2025. TVA will continue to support existing partnerships and pilot projects through their scheduled completion, with all activities sunsetting by December 2026.

Flood Control Activities

    The Tennessee River watershed has one of the highest annual rainfall totals of any watershed in the U.S., averaging 50.6 inches per year. During 2025, approximately 55.1 inches of rain fell in the Tennessee Valley. TVA manages the Tennessee River system in an integrated manner, which includes managing minimum river flows and minimum depths for navigation, reducing flood damage, generating low-cost hydroelectric power, maintaining flows that support habitat for fish and other aquatic species, maintaining water supply, and providing recreational opportunities for the Tennessee Valley. In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy. TVA spills or releases excess water through its dams in order to reduce flood damage to the Tennessee Valley. TVA typically spills only when all available hydroelectric generating turbines are operating at full capacity and additional water still needs to be moved downstream.

    The Tennessee Valley experienced just above normal rainfall at 109 percent of normal and runoff at 98 percent of normal during 2025. Although runoff for 2025 was below normal due to fewer significant rain events, the winter and spring timing of above normal rainfall during the period supported TVA's objective to generate low-cost hydroelectric power while also meeting its river system commitments, including flood mitigation, which is estimated to have prevented damages across the Tennessee Valley of approximately $90 million in 2025 and $10.2 billion over TVA's recorded history.

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

Sustainability continues to be a focus in support of TVA's mission to deliver affordable and reliable energy, steward the environment, and create sustainable economic growth. TVA leverages industry-accepted standards and frameworks to inform sustainability strategic planning, decisions, and disclosures. TVA publishes an Environmental, Social, and Governance Sustainability Report, which uses a utility-focused and investor-driven reporting template developed by the Edison Electric Institute.

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

TVA seeks to achieve these goals through a combination of initiatives and partnerships with LPCs, regional, state, and local agencies, and communities by providing financial incentives, technical services, industry expertise, and site-selection assistance to new and existing businesses in the Tennessee Valley. TVA's economic development incentive programs offer competitive incentives to new and existing power customers in certain business sectors that make multi-year commitments to invest in the Tennessee Valley. See Note 18 — Revenue — Contract Balances — Economic Development Incentives for total incentives recorded.

    In 2025, TVA's economic development efforts and programs helped attract or expand 149 companies into the TVA service area. These companies announced the following economic performance measures:

Economic Performance Measure	At September 30, 2025(1)
Projected capital investments	$6.6 billion
Jobs expected to be created (#)(2)	9,316
Jobs expected to be retained (#)(3)	43,254
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

Finally, in 2023, FERC issued Order No. 2023. The order updates the procedures for interconnecting generating facilities and is intended to address interconnection queue backlogs, improve certainty in the interconnection process, and encourage the evaluation of alternative transmission technologies. TVA has revised its generation interconnection procedures and agreements to align with Order No. 2023, effective November 1, 2024.

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

Environmental Matters

    TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other matters. The environmental laws and regulations that have the largest impact on TVA's operations and financial condition are discussed below. On March 12, 2025, the EPA Administrator announced EPA's intention to take a variety of actions, including deregulatory actions, to implement the Administration's environmental and energy policies. Such actions include reconsideration of regulations on power plants, Mercury and Air Toxics Standards ("MATS"), steam electric effluent limitation guidelines, National Ambient Air Quality Standards ("NAAQS") for particulate matter, regional haze, the Good Neighbor Plan, and CCR regulations. While any such changes to the foregoing or other regulations would likely impact many of the matters discussed below, TVA is unable to predict any specific changes or to speculate regarding related impacts.

Clean Air Act Programs and Regulations

    National Ambient Air Quality Standards. The CAA requires EPA to set NAAQS for certain air pollutants. EPA has set NAAQS for ozone, particulate matter, sulfur dioxide ("SO2"), nitrogen oxides ("NOx"), carbon monoxide, and lead. Over the years, EPA has made the NAAQS more stringent. Each state must develop a plan to be approved by EPA for achieving and maintaining NAAQS within its borders. These plans impose limits on emissions from pollution sources, which are applicable to certain TVA generating units, including fossil fuel-fired plants. Areas meeting a NAAQS are designated as attainment areas. Areas not meeting a NAAQS are designated as non-attainment areas, and more stringent requirements apply in those areas, including stricter controls on industrial facilities and more complicated and public permitting processes. TVA fossil fuel-fired plants can be impacted by these requirements. Currently, all TVA generating units are located in areas designated as attainment areas. On March 6, 2024, however, EPA finalized more stringent NAAQS for particulate matter that may increase the likelihood of certain areas in TVA’s service territory being designated as non-attainment areas. TVA could incur significant costs associated with upgrades to facilities if such facilities are in areas that are redesignated as being in non-attainment. The more stringent NAAQS are currently subject to a legal challenge seeking to overturn the standards, but the challenge is currently being held in abeyance. On March 12, 2025, EPA announced that it would be reconsidering the NAAQS for particulate matter and that it would release guidance to increase flexibility on NAAQS implementation, reforms to New Source Review, and direction on permitting obligations. TVA is currently unable to predict any specific changes or how such changes, if any, may impact its operations.

    Revised Cross-State Air Pollution Rule. TVA power plants are subject to EPA's Cross-State Air Pollution Rule ("CSAPR"). CSAPR addresses air pollution from upwind states in the U.S. that affect air quality in downwind states and is focused on NOx and SO2. To comply with CSAPR, TVA power plants must obtain one NOx allowance for every ton of NOx emitted during the ozone season. Under a revised version of CSAPR (the "Revised CSAPR Update Rule"), the Shawnee facility is subject to reduced ozone-season NOx allowances and has been required to use most of its allowance inventory. In 2025, TVA monitored forecasted needs and utilized purchased allowances for the Shawnee facility. A longer-term compliance strategy for the facility is being developed that may include installing NOx control upgrades, incorporating operational changes, and continuing to purchase allowances. When completed, this strategy will help TVA comply with both the Revised CSAPR Update Rule and the Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone NAAQS. TVA has obtained approval from the State of Kentucky for construction of seven selective catalytic reduction systems ("SCRs") at the Shawnee facility. In 2025, TVA constructed an SCR on each of Shawnee Units 2, 3, and 8. In addition, TVA plans to install sulfur dioxide ("SO2") controls at five Shawnee units.

Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone NAAQS. On March 15, 2023, EPA issued final regulations known as the "Good Neighbor Plan" to reduce NOx emissions from power plants and certain industrial facilities. With the Good Neighbor Plan, EPA issued its Federal Implementation Plan ("FIP") that covers 23 states, including Alabama, Kentucky, and Mississippi, to reduce the interstate transport of NOx. Under the rule, beginning with the 2023 ozone season, power plants in 22 states, including Alabama, Kentucky, and Mississippi, are required to participate in a NOx trading program. Over time, the emission budgets will decline based on the level of reductions achievable through phased installation of emissions controls at power plants starting in 2024. The rule also establishes daily emission rates for coal steam electric generating units greater than or equal to 100 MW in the covered states beginning with the 2024 ozone season. To help comply with these regulations, TVA is developing a longer-term compliance strategy for its Shawnee facility that may include installing NOx control upgrades, incorporating operational changes, and continuing to purchase allowances. See Revised Cross-State Air Pollution Rule above. During 2023, EPA issued interim rules to stay the effectiveness of the 2023 FIP requirements for emission sources in several states, including Kentucky, Mississippi, and Alabama. The Good Neighbor Plan itself has been challenged in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"), and applications were filed with the U.S. Supreme Court to stay the plan while its merits are being litigated. On June 27, 2024, the U.S. Supreme Court stayed the Good Neighbor Plan. The stay prevents EPA from applying the Good Neighbor Plan in 23 affected states, including Alabama, Kentucky, and Mississippi, pending the disposition of the petition for review. On November 6, 2024, EPA published an interim final rule that administratively stayed the effectiveness of the Good Neighbor Plan's requirements for all sources in the states covered by that rule, as promulgated, where an administrative stay was not already in place. The litigation is currently being held in abeyance, and TVA cannot predict the outcome of the litigation or how it may impact its operations. On March 12, 2025, EPA announced that it would seek to reconsider the Good Neighbor Plan. TVA is currently unable to predict any specific changes or how such changes, if any, may impact its operations.

    Mercury and Air Toxics Standards for Electric Utility Units. On May 7, 2024, EPA published a final rule that strengthens and updates the MATS for electric generating units ("EGUs") to reflect recent developments in control technologies. The rule lowers the emission standard for filterable particulate matter ("PM") from 0.030 lbs/MMBtu to 0.010 lbs/MMBtu, with compliance to be demonstrated solely through the use of PM Continuous Emission Monitoring Systems. The rule is subject to legal challenges, but the challenges are currently being held in abeyance. If the challenges are not successful, the rule could require TVA to refurbish existing pollution control equipment at some of its coal-fired units, and the cost of such refurbishments could be substantial. In April 2025, the President issued a proclamation exempting certain coal-fired plants, including Cumberland,

Gallatin Fossil Plant ("Gallatin"), Kingston, and Shawnee, for two years (from July 8, 2027, to July 8, 2029) from compliance with the updated MATS published in May 2024. These plants must continue to comply with the MATS that were in effect prior to the May 2024 update. These exemptions are currently subject to legal challenge, but the challenge is currently being held in abeyance. On June 11, 2025, EPA proposed amendments to the 2024 MATS rule that would revert the filterable particulate matter emission standard for existing coal-fired power plants to the 2012 standard, restore options for EGU owners and operators to use quarterly stack testing or continuous parametric monitoring systems as alternatives instead of continuous emissions monitoring systems, and revert to the 2012 limit for mercury emission limits for lignite-fired EGUs. TVA is currently evaluating how such changes would impact its operations.

    Environmental Agreements. In 2011, TVA entered into two substantively similar agreements, one with EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups (collectively, the "Environmental Agreements"). To resolve alleged New Source Review claims, TVA committed under the Environmental Agreements to, among other things, take now-completed actions regarding coal-fired units and invest $290 million in certain TVA environmental projects. See Note 23 — Commitments and Contingencies — Legal Proceedings — Environmental Agreements, which discussion is incorporated herein by reference.

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

    Regional Haze Program. EPA issued the Clean Air Visibility Rule, which required certain older sources to install best available retrofit technology. No additional controls or lower operating limits are required for any TVA units to meet best available retrofit technology requirements. In 2017, EPA published the final rule that changed some of the requirements for Regional Haze State Implementation Plans ("SIPs"). Specific impacts on TVA cannot be determined until future Regional Haze SIPs are developed for the next decennial review under the visibility haze provisions of the CAA. States were required to submit their Regional Haze SIPs to EPA by July 31, 2021. In response to requests from state air pollution control agencies in Tennessee and Kentucky, TVA submitted regional haze analyses for its Cumberland and Shawnee facilities, respectively, to those state agencies. The reports evaluate SO2 emission reduction options for these facilities and will be considered by these state agencies in preparing their Regional Haze SIPs. On August 25, 2022, EPA issued a final action stating that 15 states, including Kentucky, failed to submit a complete SIP, which triggered a two-year deadline for EPA to promulgate a FIP for the state unless Kentucky submits, and EPA approves, a SIP satisfying the visibility protection requirements of the CAA. TVA negotiated with Kentucky and agreed to accept a federal limit for SO2 emissions starting January 1, 2028. In August 2023, TVA submitted a Title V permit application to the Kentucky Division of Air Quality that incorporates this limit. TVA anticipates that it could meet this limit by installing control technologies for the seven uncontrolled Shawnee units. On June 4, 2024, the Kentucky Division of Air Quality made Kentucky's Regional Haze SIP available for public comments and expects to submit the final SIP to EPA after consideration of those public comments. In February 2025, the TVA Board approved funding of $233 million to construct scrubbers at two Shawnee units by the end of 2028. See Revised Cross-State Air Pollution Rule above for additional information regarding TVA’s plans to control the Shawnee units. EPA has announced that it plans to restructure the Regional Haze Program through the development of new regulations and issued an advance notice of proposed rulemaking on October 2, 2025. TVA is currently unable to predict any specific changes or how such changes, if any, may impact its operations.

    Start Up, Shutdown, and Malfunctions. Opacity, or visible emissions, measures the denseness or color of power plant plumes and has traditionally been used by states as a means of monitoring good maintenance and operation of particulate control equipment. Under some conditions, retrofitting a unit with additional equipment to better control SO2 and NOx emissions can adversely affect opacity emissions, and TVA and other utilities have addressed this issue. The evaluation of utilities' compliance with opacity requirements has come under increased scrutiny, especially during periods of startup, shutdown, and malfunction ("SSM"). Historically, SIPs developed under the CAA typically excluded periods of SSM, but in June 2015, EPA finalized a rule to eliminate such exclusions ("2015 Rule"). Environmental petitioners and several states filed petitions for judicial review of the 2015 Rule before the D.C. Circuit. On March 1, 2024, the D.C. Circuit determined that EPA exceeded its authority in removing the SSM exemptions from SIPs without showing the exemptions impede compliance with the CAA. In response, on November 15, 2024, EPA withdrew two final actions finding the several states and/or local air pollution control agencies failed to submit SIP revisions, including Alabama. TVA cannot predict the outcome of future SIP submittals in responding to the March 2024 decision of the D.C Circuit.

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

GHG Emissions. On May 9, 2024, EPA published a final rule that (1) repealed the Affordable Clean Energy Rule addressing GHG emissions from existing fossil fuel-fired electric generation units (“EGUs”), (2) established guidelines for GHG emissions from existing fossil-fuel fired steam generating EGUs, (3) finalized revisions to the New Source Performance Standards (“NSPS”) for GHG emissions from new and reconstructed fossil fuel-fired stationary combustion turbine EGUs, and (4) finalized revisions to the NSPS for GHG emissions from fossil fuel-fired steam generating EGUs that undertake a large modification. The degree of GHG emission reduction would depend on the EGU’s retirement date, and the cost of such reductions would likely be substantial. TVA is still evaluating the potential impact of the rule on its new natural gas-fired EGUs, but the impact would also likely be substantial. Provisions of the rule addressing GHG emissions from base load natural gas-fired EGUs would apply to new combined cycle ("CC") gas plants at which construction commenced after May 23, 2023. Base load CC gas plants subject to the rule would be required by January 1, 2032, to control 90 percent of the GHG emissions, most likely through carbon capture and storage. EPA did not finalize guidelines for GHG emissions from existing fossil fuel-fired stationary combustion turbine EGUs in this rulemaking. The rule is subject to legal challenges, but the challenges are currently being held in abeyance. Under the new rule, TVA would be required to reduce GHG emissions from any coal-fired units that it continues to operate beyond January 1, 2032. On June 17, 2025, EPA published a proposed rule titled "Repeal of Greenhouse Gas Emissions Standards for Fossil Fuel-Fired Electric Generating Units," which includes a primary proposal and an alternative proposal. In the primary proposal, EPA is proposing to repeal all GHG emissions standards for fossil fuel-fired power plants. In the alternative proposal, EPA is proposing to repeal a narrower set of requirements that includes the emission guidelines for existing fossil fuel-fired steam generating units, the carbon capture and sequestration/storage standards for coal-fired steam generating units undertaking a large modification, and the carbon capture and sequestration/storage standards for new base load stationary combustion turbines. On August 1, 2025, EPA published a proposal to repeal the 2009 "Endangerment Finding" whereby EPA determined that greenhouse gases threaten public health and welfare. The Endangerment Finding, among other things, provides a basis for regulating GHGs under the CAA, so rescinding the finding could potentially impact the regulation of GHG emissions from EGUs. TVA is currently unable to predict any specific changes or how such changes, if any, may impact operations.

Climate Change

Emissions. Emissions of NOx and SO2 began being regulated in 1995 and 1977, respectively. Emissions of NOx and SO2 have been reduced by 97 percent and 99 percent, respectively, since their initial year of regulation.

Emissions and Intensity Rates (1)	CY 2024	CY 2023
Nitrogen Oxide (NOx)(2)
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
(2) Emissions data is consistent with Edison Electric Institute Environmental, Social, Governance, and Sustainability Report standards, which are based on metric tons ("MTs"), whereas overall carbon dioxide ("CO2") emission rates and baseline reductions from historical levels are based on short tons.

For CY 2024, TVA's emissions of CO2 from its owned and operated units, including purchased power and REC retirement adjustments which reduce the reportable CO2 emissions, were 54 million tons, resulting in a TVA system average, as delivered, CO2 emission rate of 680 lbs/MWh. This represents a 53 percent and 49 percent reduction in mass carbon emissions and TVA's carbon emission rate, respectively, from 2005 levels.

Executive Actions. The current Administration has taken two executive actions relating to climate change. On January 20, 2025, the President issued EO 14148, "Initial Rescissions of Harmful Executive Orders and Actions," which among other things revoked Biden-era EOs related to climate change and environmental justice. In addition, on January 20, 2025, the President issued EO 14154, "Unleashing American Energy," which instructed agencies to pause the disbursement of funds appropriated under the IRA and Bipartisan Infrastructure Law ("BIL") for programs inconsistent with the Administration's policies.
TVA is evaluating the impacts of these policies in relation to its current operations and long-term planning. TVA is currently not able to predict the outcome of these evaluations. TVA must consider executive actions within the context of statutory requirements imposed by Congress when carrying out its mission such as the TVA Act, which requires power to be sold at rates as low as feasible, and the Energy Policy Act of 1992, which requires the use of least-cost resource planning. TVA performs long-term least-cost resource planning through its Integrated Resource Plan ("IRP") process.

    Paris Agreement. On January 20, 2025, the U.S. withdrew from the Paris Agreement. The Paris Agreement tracks emissions targets through nationally determined contributions ("NDCs"). Each nation that is a party to the Paris Agreement is asked to prepare five-year, successive NDCs that it plans to achieve. Previously, in April 2021, the Biden Administration announced its GHG NDCs for 2030 under the Paris Agreement, and these NDCs established a new target for the U.S. to achieve a 50 to 52 percent reduction from 2005 levels in economy-wide net GHG pollution in 2030.

    Litigation. Climate change issues have been the subject of a number of lawsuits, including lawsuits against TVA, and TVA may be subject to additional lawsuits in the future. See Note 23 — Commitments and Contingencies — Legal Proceedings for additional information.

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

    Physical Impacts of Climate Change. Physical impacts of climate change may include, but not be limited to, changing weather patterns, extreme weather conditions, and other events such as flooding, droughts, wildfires, heat waves, and snow or ice storms, and these events can impact TVA's system in terms of system operability, customer demand, and the health of regional economies. TVA updated its Climate Adaptation Plan in 2024. The goal of the action planning process is to ensure TVA continues to achieve its mission and program goals and to operate in a secure, effective, and efficient manner in a changing climate by integrating climate change adaptation efforts in coordination with state and local partners, tribal governments, and private stakeholders. TVA manages the risks associated with climate change on its mission, programs, and operations within its environmental management processes, though such risks cannot be completely eliminated.

    Actions Taken by TVA to Reduce GHG Emissions. The impact of GHG emissions on climate change is a contested topic, and federal and state policymakers hold varying views on the existence or nature of such impacts, appropriate actions to deal with any impacts, and the appropriate approach to balancing the costs of such actions with other policy objectives, such as national energy independence, energy generation and capacity needs, consumer energy costs, and national security. With respect to such matters, TVA seeks to implement a pragmatic approach to well position itself to respond to changing, and sometimes oscillating, regulatory environments consistent with TVA's mission and within legal and technical restraints.

As part of this approach, over the last two decades, TVA has programmatically sought to reduce GHG emissions from both its generation facilities and its other operations. TVA Board actions have focused on further reducing GHG emissions from its generation fleet by evaluating the potential retirement of its coal-fired fleet, increasing its nuclear capacity, modernizing its hydroelectric generation system, increasing natural gas-fired generation to enable greater integration of renewables on the grid, increasing its purchases of renewable energy, building solar facilities, and investing in energy efficiency initiatives to reduce energy use in the Tennessee Valley.  Additionally, TVA continues to invest in energy efficiency in its operations and offer renewable energy programs. See Power Supply and Load Management Resources — Renewable Energy Resources.

There are inherent challenges each year in both operations and asset changes. TVA will not sacrifice reliability at any time, which means that TVA must make certain operational decisions at times to keep the system reliable. As TVA evolves its generation portfolio, and after appropriate environmental review under NEPA, the TVA Board could make decisions about the timing, retirement, and replacement of aging fossil units or other expiring capacity. TVA's Environmental Policy also provides additional direction in several environmental stewardship areas related to reducing environmental impacts on the Tennessee Valley's natural resources.

Renewable/Clean Energy Standards

    Numerous states and the District of Columbia have established enforceable or mandatory requirements for electric utilities to generate a certain amount of electricity from renewable sources or have established a renewable goal. Several of those states and the District of Columbia have further requirements for a 100% clean electricity standard or goal by 2050 or earlier. One state within the TVA service area, North Carolina, has a mandatory renewable and clean energy goal that, while not applying directly to TVA, does apply to TVA's LPCs serving retail customers in that state.  TVA's policy is to provide compliance assistance to any distributor of TVA power, and TVA is providing assistance to the covered LPCs that sell TVA power in North Carolina. In 2020, Virginia signed into law the Clean Economy Act. This act establishes a mandatory requirement for utilities to generate a certain amount of electricity from renewable sources. At this time, TVA is not impacted by the legislation due to the relatively small amount of electricity that TVA provides in Virginia compared to other utilities. Likewise, the Mississippi Public Service Commission adopted an energy efficiency rule applying to electric and natural gas providers in the state, and TVA is supplying information on participation in TVA's energy efficiency programs to support the covered Mississippi LPCs.

Water Quality Control Developments

Waters of the United States. On May 25, 2023, the Supreme Court in Sackett v. EPA narrowed the interpretation of the scope of “waters of the United States” under the CWA. Specifically, the Court ruled that CWA jurisdiction extends only to wetlands that have continuous surface connection with relatively permanent bodies of water connected to traditional interstate navigable waters. In reaching its decision, the Court rejected the “significant nexus” standard for determining the jurisdiction of the CWA that was articulated by Justice Kennedy in the Court’s Rapanos decision. The likely result of this decision is that fewer waters will be subject to CWA permitting or other restrictions. In response to the Sackett v. EPA decision, EPA and the Army Corps of Engineers (“ACE”) published a final rule in the Federal Register in September 2023 that reestablishes, for the third time, the definition of waters of the United States. The new definition encompasses fewer water bodies than the previous definition. As such, ACE permits will no longer be required for some streams and wetlands that would have been included based on the previous “significant nexus” standard.

    Cooling Water Intake Structures. In 2014, EPA released a final rule under Section 316(b) of the CWA relating to cooling water intake structures ("CWIS") for existing power generating facilities. The rule requires changes in CWIS used to cool the vast majority of coal, gas, and nuclear steam-electric generating plants and a wide range of manufacturing and industrial facilities in the U.S.  The final rule requires CWIS to reflect the best technology available ("BTA") for minimizing adverse environmental impacts, primarily by reducing the amount of fish and shellfish that are impinged or entrained at a CWIS. These new requirements will potentially affect a number of TVA's fossil-fueled and nuclear-fueled facilities and will likely require capital upgrades to ensure compliance. Most TVA facilities are projected to require retrofit of CWIS with "fish-friendly" screens and fish return systems to achieve compliance with the new rule. The rule is being implemented through permits issued under the National Pollutant Discharge Elimination System ("NPDES") in Section 402 of the CWA. State agencies administer the NPDES permit program in most states including those in which TVA's facilities are located.  In addition, the responsible state agencies must provide all permit applications to the U.S. Fish and Wildlife Service for a 60-day review prior to public notice and an opportunity to comment during the public notice. As a result, the permit may include requirements for additional studies of threatened and endangered species arising from U.S. Fish and Wildlife Service comments and may require additional measures to be taken to protect threatened and endangered species and critical habitats directly or indirectly related to the plant cooling water intake. TVA's experience with the final rule indicates that the rule offers adequate flexibility for cost-effective compliance.  The required compliance timeframe is linked to plant-specific NPDES permit renewal cycles (i.e., technology retrofits), and compliance activities have begun and are expected to continue through the 2028 - 2030 timeframe. These compliance activities include the requirement to conduct and submit studies on entrainment mortality, and these studies will be submitted as part of the permit renewal process. Using these studies, the state permitting agency will determine if the existing technology exhibits best technology or if alternative technology is required to achieve BTA. To address impingement mortality, a facility has 180 days after its reissued NPDES permit becomes effective to select impingement compliance options and submit a compliance schedule for implementation. A waiver from having to implement its impingement compliance requirements can be obtained if the facility will be retiring in the next five-year permit cycle.

EPA has never previously applied the requirements under Section 316(b) to hydroelectric facilities. However, in September 2021, EPA Region 10, which covers an area outside TVA’s service area, issued NPDES permits to four hydroelectric plants that include Section 316(b) requirements. In determining the BTA to minimize adverse impacts on the environment using best professional judgment, Region 10 analyzed the existing controls that the hydroelectric facilities were already implementing and concluded that those controls constitute BTA. In addition, in February 2023, EPA Region 1, which also covers an area outside TVA’s service area, issued a Final Hydroelectric Generating Facilities General Permit for Facilities in Massachusetts and New Hampshire that includes Section 316(b) requirements; both EPA regions cover areas outside of TVA’s service area. It is not clear whether this approach will be adopted nationwide or how the BTA standard would be applied to TVA's hydroelectric facilities; accordingly, the specific impacts to TVA from the Region 10 and Region 1 permits cannot be determined at this time.

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

On May 9, 2024, EPA issued final steam ELGs. This rule is expected to significantly impact wastewater treatment options at coal combustion facilities with waste streams that operate past CY 2028. This rule establishes more stringent technology-based effluent limitations for four waste streams: flue gas desulfurization (“FGD”) wastewater, bottom ash transport water (“BATW”), combustion residual leachate (“CRL”), and legacy wastewater. The rule also establishes a new subcategory for

CRL called unmanaged CRL, which includes discharges of CRL that the permitting authority determines are the functional equivalent of direct discharges of CRL or groundwater that meets the definition of CRL that is pumped to the surface and discharged to the waters of the United States. The 2024 ELGs are based on performance of specific technologies applied to these wastewaters. The rule establishes a general applicability category and a 2034 retirement subcategory for existing coal generation and retains the 2028 retirement subcategory and voluntary incentives program from the 2020 rule. The 2024 rule is likely to affect TVA’s operating fossil sites, including Kingston, Cumberland, Gallatin, and Shawnee, and imposes additional reporting requirements for Bull Run. Additionally, this rule could impact any sites with CRL that have repowered or in the future could repower with steam electric generation. Currently, the rule is subject to legal challenges, but such challenges are being held in abeyance. If the challenges are not successful, TVA could incur substantial costs to comply with the rule.

On June 30, 2025, EPA announced the agency's intent to update the 2024 ELGs for steam electric power generating units. On October 2, 2025, EPA issued a proposed rule that, among other things, would extend deadlines for certain compliance tasks under its 2024 ELG rule. In addition, on October 2, 2025, EPA issued a direct final rule to extend the date for existing steam electric power plants to decide whether to submit a notice of planned participation for the permanent cessation of coal combustion by 2034 subcategory under the 2024 rule. TVA is still evaluating the potential impacts of the proposed rule and direct final rule, but the proposed rule, if adopted as proposed, would provide TVA with greater flexibility to meet requirements if it elects to operate its coal-fired plants past CY 2028.

In 2021, TVA submitted requests to state regulatory authorities to modify NPDES permits for Kingston, Cumberland, Bull Run, Shawnee, and Gallatin to incorporate into the permits limitations in EPA's 2020 rule. The Tennessee Department of Environment and Conservation ("TDEC") issued a final permit for Cumberland in the first quarter of 2024. In addition, consistent with the 2024 rule, in August 2024, TVA submitted requests to state regulatory authorities to modify NPDES permits for Kingston, Cumberland, Shawnee, and Gallatin to incorporate into the permits limitations in EPA's 2024 rule.

Cleanup of Solid and Hazardous Wastes

    TVA Sites. Historical operations by TVA and other entities at certain facilities have resulted in releases of contaminants that TVA is addressing, including at TVA's Environmental Research Center at Muscle Shoals, Alabama. TVA has completed several removal, remedial, and characterization actions at the site, as required by a RCRA permit issued by the Alabama Department of Environmental Management ("ADEM"). On September 30, 2025, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information was available to develop a cost estimate was approximately $8 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. ADEM issued a renewed permit to TVA in July 2023, with a 10-year term. The new permit will not have any adverse impacts on TVA. In addition, the Environmental Research Center has an active groundwater monitoring program as part of a permitted corrective action plan.

    Non-TVA Sites. TVA is aware of alleged hazardous-substance releases at certain non-TVA areas for which it may have some liability. See Note 23 — Commitments and Contingencies — Contingencies — Environmental Matters.

    Coal Combustion Residuals. EPA published a final rule governing CCR in 2015 ("2015 CCR Rule" and, as subsequently amended, "CCR Rule"). The rule regulates CCR as nonhazardous waste under Subtitle D of RCRA and establishes standards for the placement, design, operation, and closure of landfills and surface impoundments ("CCR Units"); groundwater monitoring; corrective action where required; and post-closure care. The rule provides for self-implementation by owners or operators of CCR Units and, through RCRA's citizen suit provisions, allows limited enforcement through citizen suits in federal court. The Water Infrastructure Improvements for the Nation Act subsequently authorized state or federal-based permitting to implement the 2015 CCR Rule instead of self-implementation. In 2020, EPA issued the final Part A revision to the 2015 CCR Rule. Among other things, the final Part A rule requires unlined CCR surface impoundments to stop receiving CCR and non-CCR waste streams and to initiate closure or retrofit by no later than April 11, 2021. TVA ceased sending CCR and non-CCR waste streams to, and initiated closure of, unlined CCR surface impoundments by the specified deadline. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residuals — Coal Combustion Residuals Facilities for a discussion of the impact on TVA's operations, including the cost and timing estimates of related projects.

In 2024, EPA published the legacy coal combustion residual rule ("Legacy CCR Rule"), which expanded the scope of the regulatory requirements of the 2015 CCR Rule to include two additional classes of CCR units: Legacy Surface Impoundments (“Legacy SIs”) and Coal Combustion Residual Management Units (“CCRMUs”). Legacy SIs include inactive surface impoundments at retired generating facilities that were exempt from the 2015 CCR Rule. TVA completed applicability reports for multiple Legacy SIs by the November 8, 2024 deadline and where authorized by regulation is still evaluating whether other CCR units might constitute Legacy SIs. CCRMUs are a newly defined category that includes previously unregulated areas at CCR facilities where CCR may have been beneficially reused in an unencapsulated manner, disposed of, placed, or managed on land outside of CCR Units regulated by the 2015 CCR Rule. On July 22, 2025, EPA issued a direct final rule and, in the alternative, a proposed rule, extending deadlines for several CCRMU requirements. Among other things, the rulemaking extends groundwater monitoring compliance by 15 months to August 8, 2029, and modifies the deadlines that owners and operators can elect to meet for CCRMU facility evaluation reports. TVA is evaluating the rule's potential impact. During 2024, TVA recorded additional estimated asset retirement obligations ("AROs") of $3.1 billion as a result of EPA's Legacy CCR Rule and recorded a corresponding regulatory asset due to these AROs being associated with closed sites and asset retirement costs having been fully depreciated. These amounts are forward-looking and are subject to various uncertainties, and actual amounts may differ materially based upon a number of factors, including, but not limited to, the outcome of legal challenges to the Legacy CCR Rule, ongoing evaluations of the number and scope of newly regulated units, and determinations on final closure requirements and performance standards. See Forward-Looking Information and Item 1A, Risk Factors for a discussion of additional factors. Revisions to the additional estimated non-nuclear AROs from the Legacy CCR Rule will be made whenever factors indicate that the timing or amounts of estimated cash flows have changed. In 2025, TVA recorded a net decrease of $500 million in AROs related to the final Legacy CCR Rule for updated cost estimates. See Note 14 — Asset Retirement Obligations. In addition, in 2024, EPA interpreted its CCR Rule in a way that could challenge TVA's predominant closure methodology for many units, thereby potentially creating significant additional costs with implementing closure. In 2025, EPA has announced a number of interpretation and guidance changes to its CCR Rule, including its intention to reconsider the CCR Rule, which will require a new round of notice-and-comment rulemaking. No schedule for this rulemaking has yet been announced.

In August 2015, TDEC issued an order that includes an iterative process through which TVA and TDEC will investigate, assess, and remediate any unacceptable risks resulting from CCR management and disposal at TVA's current and former coal-fired generating units in the State of Tennessee. As part of this process, TVA submitted environmental assessment reports (“EARs”) to TDEC, and after the EARs were approved, TVA has submitted and will continue to submit Corrective Action/Risk Assessment (“CARA”) Plans that will identify the unacceptable risks and all associated TVA actions to remediate those risks. TDEC will review the CARA Plans and provide comments, and TVA will make revisions to address TDEC's comments until TDEC approves a final CARA Plan for each site. The public also will have an opportunity to review and comment on each CARA Plan prior to TDEC's approval of the final plan. TDEC has approved EARs for John Sevier, Cumberland, Kingston, Allen, Watts Bar, Bull Run, and Johnsonville, and TVA has submitted to TDEC initial drafts of the CARA Plans for each of these plants. In addition, TVA submitted an initial draft of the Gallatin Ash Pond Complex CARA Plan to TDEC in January 2024 pursuant to a consent order and agreement. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Initiatives and Challenges – Coal Combustion Residuals – Coal Combustion Residual Facilities for a discussion of the Gallatin Ash Pond Complex. As discussed above, revisions of these initial draft CARA Plans will continue through the iterative process until the final plans are approved. In July 2025, TDEC approved the final CARA Plan for John Sevier.

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

Groundwater Impacts Associated with CCR Management Activities. There is increased attention among EPA, environmental groups, and state regulatory agencies on impacts to groundwater associated with CCR management activities. As a result, at some point in the future, TVA may be required to change how it manages CCR at some of its plants, potentially resulting in higher costs, and/or implement groundwater corrective action where applicable. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residuals — Coal Combustion Residuals Facilities and — Allen Groundwater Investigation and Note 14 — Asset Retirement Obligations.

Environmental Investments

From 1970 to 2025, TVA spent approximately $6.9 billion on controls to reduce emissions from its coal-fired power plants, including $59 million, $28 million, and $25 million in 2025, 2024, and 2023, respectively, on clean air controls. TVA currently anticipates spending significant amounts on environmental projects in the future.  TVA environmental project expenditures could also result from coal-fired plant decommissioning and from effective ash management modernization. Based on TVA's decisions regarding certain coal-fired units, the amount and timing of expenditures could change.  See Power Supply and Load Management Resources — Coal-Fired above and Estimated Required Environmental Expenditures below.

SO2 Emissions and NOx Emissions. To reduce SO2 emissions, TVA operates scrubbers on 17 of its coal-fired units and switched to lower-sulfur coal at certain coal-fired units. To reduce NOx emissions, TVA operates SCRs on 21 coal-fired units, operates low-NOx burners or low-NOx combustion systems on 20 units, optimized combustion on all 24 units, and operates NOx control equipment year round when units are operating (except during start-up, shutdown, and maintenance periods). TVA has also retired 35 of 59 coal-fired units. In 2025, TVA constructed an SCR on each of Shawnee Units 2, 3, and 8. TVA also expects to complete construction of scrubbers at two Shawnee units by the end of 2028. In addition, TVA plans to install SO2 controls at five Shawnee units. Except for three units at Shawnee, the remaining coal-fired units in the TVA fleet have scrubbers or SCRs. See Power Supply and Load Management Resources — Coal-Fired above.

Particulate Emissions. To reduce particulate emissions of air pollutants, TVA has equipped all of its coal-fired units with scrubbers, mechanical collectors, electrostatic precipitators, and/or bag houses.

    Greenhouse Gas Emissions. Under the current Administration, federal agencies, including EPA and the Department of Commerce, have signaled that they are not likely to issue regulations establishing more stringent air and waste requirements. However, such changes could occur under future administrations or statutory enactments, and any such requirements could result in significant changes in the structure of the U.S. power industry, especially in the eastern half of the country. There could be additional material costs if further reductions of GHGs, including CO2, are mandated by legislative, executive, regulatory, or judicial actions and if more stringent emission reduction requirements for conventional pollutants are established. These costs cannot reasonably be predicted at this time because of the uncertainty of these actions.

Estimated Required Environmental Expenditures

    The following table contains information about TVA's current estimates on projects related to environmental laws and regulations.

Estimated Potential Environmental Expenditures(1)(2) As of September 30, 2025 (in millions)
	2026	2027	2028 - 2030(3)	Total
Coal Combustion Residual Program(4)	$337	$458	$1,290	$2,085
Clean Air Act control projects(5)	114	128	96	338
Clean Water Act requirements(6)	87	91	160	338
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $239 million, $296 million, and $330 million for 2026, 2027, and 2028 - 2030, respectively, in capital environmental expenditures. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Requirements.
(3) These estimates do not include expenditures expected to be incurred after 2030.
(4)  Includes known costs necessary for both federal and state compliance with the CCR rule, including requirements for the closure of facilities, post-closure maintenance, monitoring, and inspections. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residuals — Coal Combustion Residuals Facilities and Note 14 — Asset Retirement Obligations.
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

Talent

Attracting and Retaining Talent. The strength of TVA lies in the collective knowledge, experiences, and perspectives that its employees bring from a variety of backgrounds. TVA recruits talent primarily from across the Tennessee Valley region and utilizes a talent framework to deliver enterprise workforce needs supporting attraction, selection, development, engagement, and performance. TVA actively engages with key community and university partners to recruit talent in craft, engineering, information technology, and professional positions, and continues to improve employment opportunities and the talent pool within TVA’s workforce through early career apprenticeships and internships. The primary fields of study among TVA's intern population include engineering, computer science, data analytics, and business/finance.

Attrition. TVA’s voluntary attrition rates increased during the year ended September 30, 2025 as compared to the prior year, primarily due to Enterprise Transformation Program efforts. See Note 3 — Restructuring.

Competitive Total Rewards. TVA’s total rewards package positions TVA to attract and retain top talent. TVA provides market-based and competitive compensation and benefits, which includes an annual incentive plan (extended to all eligible employees, including TVA's represented employee population). TVA reviews its compensation plan on an annual basis and regularly evaluates compensation programs to ensure they align to market practice.

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

    Leadership Development and Succession Planning. TVA encourages and motivates employees to seek development and leadership opportunities. TVA's talent and succession programs ensure talent is ready to fill critical roles across TVA, as recently evidenced by internal selections for several executive officer positions. To inspire the best from its people, TVA utilizes a talent management framework to deliver enterprise workforce needs supporting talent attraction, selection, development, engagement, and performance.

Engagement

Safety and Employee Health. Safety is one of TVA’s core values. TVA's safety program is based on the fundamentals of a safety management system, which includes management commitment, employee engagement, hazard recognition and control, worksite analysis, contractor safety management, training, review, and continuous improvement. Further, management illustrates its commitment to human capital by including a safety metric in its incentive compensation metrics that tracks the serious injury incident rate and applies to all eligible participants in TVA’s annual program. A keen focus on safety helps TVA achieve top decile ranking in serious injury performance.

Partnerships with Unions. TVA has a long-standing policy of acknowledging and working with recognized representatives of its employees, and that policy is reflected in long-term agreements to recognize the unions (or their successors) that represent TVA employees.

TVA’s labor strategy is critical to the achievement of its strategic priorities as it prepares the workforce for the future. Its employees are represented by six collective bargaining agreements and nine labor unions. This reflects 59 percent of TVA's internal workforce, or approximately 6,000 employees. With the addition of those representing TVA contractors, there are a total of nine collective bargaining agreements and 17 labor unions.

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

Key measures of success in TVA’s People Advantage strategic priority are set forth below at or for the years ended September 30 (unless otherwise noted):

	Goal	Actual
Performance Measures (1)	2025	2025	2024
Voluntary attrition (%)(2)	2.4%	6.8%	1.2%
Recordable injuries (#)(3)	0	38	25
Serious injury incident rate(4)	0.02	0.01	0.00
Serious injury incidents(4)	0	1	0
Ethics violations(5)	0	33	17
Notes
(1) Engagement and inclusion surveys are not represented in the table above as they were removed as performance measures during 2025 due to the Enterprise Transformation Program efforts. People of color representation in leadership, female representation in leadership, and diverse external hires are also no longer represented in the table above, as they were removed as performance measures during 2025 in alignment with EOs related to diversity, equity, and inclusion. Employee demographics for female, people of color, military, veteran, and disabled are also no longer reported below, in alignment with these EOs.
(2) Voluntary attrition measures and accounts for all employees who leave the business voluntarily during a fiscal year.
(3) Retroactive cases can affect annual recordable injury counts reported.
(4) Based on the Edison Electric Institute criteria developed by industry peers.
(5) Ethics violations are determined by performing a comprehensive assessment across TVA of substantiated ethics violations involving violation of ethical laws or TVA's Code of Conduct; refusal or failure to cooperate with investigations; violation of equal opportunity policies or remedial actions; mishandling of classified information, privacy information, or security incidents; misuse of government property or official time; theft or unauthorized possession of property; falsification of safety-related documents; falsification or failure to correct TVA documents; and associated disciplinary and/or corrective actions taken.

Workforce Demographics

Employee Demographics
At September 30
	2025	2024
Number of employees	10,635	11,312
Employees represented by collective bargaining unit	59% of employees represented, or approximately 6,000 employees	57% of employees represented, or approximately 6,000 employees
Trades and labor employees	3,325	3,357
Average tenure (years)	13	12
Average age	45.8	45.4

In addition to the employees above, TVA also had approximately 18,000 and 16,800 contractors on September 30, 2025 and 2024, respectively, providing intermittent or full-time services to achieve critical strategic objectives. The majority of these contractors are managed by TVA suppliers that are providing services to TVA and primarily provide construction, maintenance, and modification work on TVA property and facilities as well as supplemental staffing for projects in support of various business needs.

ITEM 1A. RISK FACTORS

    The risk factors described below, as well as the other information included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the "Annual Report"), should be carefully considered.  Risks and uncertainties described in these risk factors could cause future results of TVA operations to differ materially from historical results as well as from the results anticipated in forward-looking statements.  Although the risk factors described below are the ones that TVA considers material, additional risk factors that are not presently known to TVA or that TVA presently does not consider material may also impact TVA's business operations.  See Forward Looking Information above for a description of some matters that could affect the below risks or generate new risks. The occurrence of any of the following could have a material adverse effect on TVA's cash flows, results of operations, or financial condition.

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

REGULATORY, LEGISLATIVE, AND LEGAL RISKS

TVA may become subject to new environmental laws, regulations, or orders or may be required to expend significant funds in the future to comply with current laws, regulations, or orders.

TVA is subject to significant environmental laws, regulations, and orders. The cost of complying with these laws, regulations, and orders is substantial, and costs could be significantly more than TVA anticipates, particularly if TVA must retire generation facilities earlier than planned or change its anticipated methodology for closing CCR facilities. In addition, new environmental laws, regulations, or orders may be applicable to TVA or the facilities it operates, and existing environmental laws or regulations may be revised, enforced, or reinterpreted in a way that adversely affects TVA. Possible areas of new laws or regulations include CCR management, air or water pollution standards, or natural gas or transmission regulation. Litigation may affect the timing and requirements of new laws or regulations, may create uncertainty about what laws will govern resources by the time they become operational, and may indirectly affect TVA even when TVA is not involved in the litigation.

Failure to comply with environmental requirements can result in TVA being subject to enforcement actions and litigation. Such actions and litigation can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, temporary or permanent closure of non-compliant facilities, and/or liability for the costs of environmental remediation of property TVA currently owns or previously owned, regardless of whether the liabilities arose before or after TVA owned or operated the facilities.

Complicating these matters further, over the last several decades, U.S. Administrations have increasingly relied on regulations and executive orders to implement environmental policies and objectives. This condition, which creates instability and unpredictability with respect to the applicable environmental law, seems likely to persist and could increase. As a result, TVA often must comply with and otherwise modify its power supply plans or incur significant costs to adapt to environmental regulations without assurance of their continued effect. TVA often does not have the ability to anticipate, or prepare in advance for, changes in regulatory or policy approaches that may be implemented following a change in Administration.

TVA may become subject to other laws, regulations, or orders or be negatively affected by congressional actions or inactions.

In addition to the environmental laws, regulations, and orders discussed above, TVA may become subject to other new or amended laws, regulations, or orders, including ones that are specifically targeted at TVA. These may include the following:

•A divestment or forced sale of TVA assets, which could trigger change of control provisions in some material contracts, in addition to other costs and potential business disruptions, as well as the potential privatization of TVA;
•A revocation of the TVA Board’s sole authority to set electricity rates under the TVA Act, which could result in material adverse impacts on TVA’s ability to meet financial obligations;
•A restriction on TVA accessing, controlling, or disbursing its funds that are on deposit in its U.S. Treasury account;
•A lowering of TVA’s debt ceiling from the $30.0 billion outstanding provided for in the TVA Act, which could inhibit TVA’s ability to raise capital necessary for essential business functions;
•A restriction on TVA’s authority to manage the Tennessee River system with power system operations, which could negatively impact TVA’s operations of some electric generation facilities; and
•A limitation on TVA’s ability to pay its Chief Executive Officer ("CEO"), key officers, or other employees competitive wages, which could negatively impact TVA’s ability to hire and retain talent needed to effectively fulfill TVA’s mission.

In addition, the federal government could act or fail to act on various issues that may impact TVA, including but not limited to action or inaction related to the national debt ceiling or automatic spending cuts in government programs.

TVA's governmental status may interfere with its ability to quickly respond to the needs of its current or prospective customers or to act solely in the interest of its ratepayers and may impose additional obligations on TVA.

As a governmental entity, TVA has legal obligations that prevent it from responding as quickly to potential changes in the market or requests from current or prospective customers as might be desired or in comparison to other utilities. For example, TVA is required to comply with NEPA, which requires environmental reviews to be completed before TVA decides to pursue certain projects. The delay in responding to requests could damage relationships with current customers, limit TVA's ability to take action to execute on its plans quickly, deter potential customers from moving into TVA's service territory, or damage TVA's reputation.

TVA is currently required under federal law to use its revenues to fulfill its mission under the TVA Act to provide for flood control and navigation of the Tennessee River system. Maintenance, repairs, and updates to dams and multipurpose properties used to achieve this mission could result in significant unforeseen costs. Failure to anticipate and timely take such measures could result in damage to TVA’s reputation, additional costs, or both.

TVA is involved in various legal and administrative proceedings, the outcomes of which may affect TVA's finances and operations.

TVA is involved in a wide range of legal and administrative proceedings and is likely to become involved in future additional proceedings in the ordinary course of business or as a result of, among other things, catastrophic events or environmental conditions arising from TVA property or areas where TVA has disposed of materials or property. For a discussion of certain current material legal proceedings, see Note 23 — Commitments and Contingencies — Legal Proceedings. The additional proceedings could involve, among other things, challenges to TVA’s CCR facilities, challenges to TVA's natural gas-fired plants and related pipelines, suits asserting nuisance claims under state law related to coal-fired plants, challenges under NEPA, challenges under the Freedom of Information Act, tort actions arising from accidents on TVA's property, challenges to TVA's immunity to certain actions, and challenges to TVA’s authority to set rates and enter into contracts. Although TVA cannot predict the outcome of the individual matters in which TVA is involved or will become involved, the resolution of these matters could require TVA to make expenditures in excess of established reserves and in substantial amounts. Similarly, resolution of any such proceedings may require TVA to change its business practices or procedures, incur additional capital or operational costs, change how it operates its fossil-fueled units, cease construction of new natural gas-fired plants, reduce emissions to a greater extent or at a faster pace than TVA had planned, comply with new or additional requirements related to CCR management, cease operation of some coal-fired units, adjust its rates, or terminate or modify contracts. These events individually or in the aggregate could have a material adverse effect on TVA’s cash flows, results of operations, and financial condition.

TVA could lose its protected service territory.

TVA’s service area is defined primarily by provisions of law and long-term contracts. The fence limits the region in which TVA or LPCs that distribute TVA power may provide power. The anti-cherrypicking provision precludes FERC from ordering TVA to transmit power for others if that power would be consumed within the TVA service area. State service territory laws limit unregulated third parties’ ability to sell electricity to consumers. From time to time, there have been efforts to circumvent the protection of the anti-cherrypicking provision. In addition, the protections afforded by the anti-cherrypicking provision conceivably could be affected by future federal legislation. If FERC were to limit the application of the anti-cherrypicking provision, or if federal legislation were to eliminate or limit its application, without corresponding legislative modifications to the territorial limitations imposed by the fence, TVA could face increased competition and lose some of its customers.

TVA may become subject to additional NERC requirements.

TVA is subject to federal reliability standards set forth by NERC and approved by FERC. TVA recognizes that reliability standards and expectations continue to become more complex and stringent for transmission systems. If TVA fails to comply with the mandatory reliability standards, TVA could be subject to increased compliance obligations, sanctions for failure to comply with NERC requirements, or both. Complying with NERC requirements may require significant capital expenditures and may negatively affect TVA's cash flows, results of operations, and financial condition.

OPERATIONAL RISKS

TVA's management and operation of CCR facilities expose it to additional costs and risks.

TVA manages its CCR in dedicated, protective facilities operated by TVA. TVA has closed some of these facilities and is in the process of closing others. Many of these facilities do not have liners, as they were constructed prior to the requirement that such facilities be built with liners. TVA has been ordered by TDEC to undertake investigations at all CCR facilities in Tennessee. TVA was previously involved in litigation related to some of its CCR facilities, and to resolve one such lawsuit, TVA agreed to remove or beneficially reuse significant amounts of CCR material at Gallatin. TVA could be subject to similar litigation or orders in the future and could be required to restrict or stop the use of some or all CCR facilities that were not required to be closed by the CCR Rule or relocate CCR material to lined facilities. Further, TVA has decided to move all CCR material at Allen Fossil Plant rather than closing the CCR facilities in place as originally planned, which subjects TVA to additional costs and transportation-related risks. Moreover, EPA's revised CCR rule may require TVA to incur significant additional costs with implementing closure, and EPA interpreted its CCR rule in a way that could challenge TVA's predominant closure methodology for many units, thereby potentially creating significant additional costs with implementing closure. The ultimate resolution of matters relating to CCR obligations could have a material adverse effect on TVA's cash flows, results of operation, and financial condition.

TVA relies on certain assumptions about the future that may prove inaccurate, including when determining the appropriate mix of generation assets and when and to what extent to update its transmission system.

To develop long-term plans, TVA uses certain planning models, including economic forecasts, anticipated energy and commodity prices, cost estimates, construction schedules, power demand forecasts, potential legal environments, and generation-mix modeling. For example, in determining TVA’s power generation assets should consist of a mix of nuclear, coal-fired, natural gas-fired, and renewable power sources, including hydroelectric, TVA considered various factors, including the anticipated availability of its nuclear units, the availability of non-nuclear facilities, the forecasted cost of natural gas and coal, the forecasted demand for electricity, and environmental compliance requirements, including the expense of adding air pollution controls to its coal-fired units. If any of these assumptions prove to be materially inaccurate or are impacted by subsequent events, TVA's generation mix may not address its operational needs in the most efficient and cost-effective manner. Additionally, reallocating the mix of power generation assets from the planned mix may result in additional capital and operational expense.

TVA may experience delays and incur additional costs in its major projects or may be unable to obtain necessary regulatory approval for them.

TVA’s business requires substantial expenditures for capital improvements, including construction of new generation, transmission, and distribution facilities. Existing TVA facilities also require substantial ongoing expenditures, including those necessary to maintain or improve reliability and meet environmental goals and standards. TVA intends to continue expanding, developing, and improving its electric transmission and distribution systems while also undertaking projects to maintain and improve the reliability of existing TVA facilities and comply with evolving environmental laws and regulations. Among other projects, TVA is building new natural gas-fired generation facilities, seeking to improve the reliability and resiliency of its transmission system, undertaking repairs at certain hydroelectric facilities and dams, and closing CCR facilities.  These activities involve risks of overruns in the cost of labor and materials, as well as potential delays, in beginning or completing these repairs, closures, or other projects. Further, cancellation or delay of projects related to these activities may adversely affect TVA's cash flows, financial condition, and results of operations. Cost increases, cancellation, or delays may result from, among other things, changes in market conditions; changes in laws or regulations that, among other things, may make it more expensive or difficult for TVA to build or operate natural gas-fired plants; unanticipatedly high environmental remediation costs; lack of productivity; human error; supply chain challenges; regional health emergencies; the failure to schedule activities properly; inability to obtain the necessary regulatory approvals, permits, or licenses, including approval from federal and state regulators for construction and operation of new natural gas assets and attendant infrastructure (e.g., pipelines or transmission facilities); stakeholder opposition; insolvency of TVA's suppliers or other counterparties; changes in customer preferences; changes in requirements applicable to how TVA conducts construction, repair, or closure activities; and legal challenges which, among other things, may come in the form of direct legal challenges to TVA projects or through challenges to TVA's environmental reviews or the attempts of TVA or third parties to obtain necessary licenses and permits. Further, if projects are not completed according to specifications, TVA may suffer, among other things, delays in receiving licenses, reduced plant efficiency, reduced transmission system integrity and reliability, and higher operating costs.

TVA faces certain risks arising solely from its operation of nuclear units.

    TVA has seven operating nuclear units.  Unique risks associated with these units include the following:

Hazard Risks.  Hazards exist with the use of radioactive material in energy production, including management, handling, storage, and disposal. Further, a nuclear incident at one of TVA's facilities could have significant consequences including loss of life, damage to the environment, damage to or loss of the facility, and damage to non-TVA property and TVA's reputation.  Although TVA carries some types of nuclear insurance, the amount that TVA is required to pay in connection with a nuclear incident in the United States could significantly exceed the amount of coverage provided by insurance. The licensee of each U.S. nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of approximately $166 million per reactor, per incident. With TVA's seven reactors, the maximum total contingent obligation per incident is $1.2 billion.  This retrospective premium is payable at a maximum rate currently set at approximately $25 million per year, per incident, per reactor. In addition, following an incident TVA may have to pay retrospective insurance premiums, and may experience a reduction in the availability of nuclear insurance, an increase in the cost of nuclear insurance, an increase in the costs of operating nuclear units, or increased regulation or restrictions on the construction, operation, and decommissioning of nuclear facilities.  Moreover, federal legislation could impose revenue-raising measures on the U.S. nuclear industry to pay claims exceeding the limit for a single incident under the Price-Anderson Act. Further, the availability or price of insurance may be impacted by TVA's acts or omissions, such as a failure to properly maintain a facility, or events outside of TVA's control, such as an equipment manufacturer's inability to meet a guideline, specification, or requirement.

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

Availability of Components.  Nuclear facilities require specialized components and access to intellectual property for operation. As the number of reliable suppliers of such components decreases and access to intellectual property is reduced, the availability of the components and access to the intellectual property also will likely decrease. If TVA were unable to secure either the original components, intellectual property, or replacements approved for use by the NRC, TVA might have to change how it conducts its operations, which may result in substantial expense. Further, limitations on global trade resulting from pandemics, trade wars, tariffs, sanctions, military conflicts, or other limitations on global commerce could materially decrease the availability or increase the cost of necessary or desired equipment.

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

If operating issues were to develop with TVA nuclear power units that were not correctable, TVA may choose to shut down one or more units or be ordered to do so by the NRC. Returning the unit(s) to operation could be a lengthy and expensive process, or might not be feasible depending on circumstances. In either case, TVA's cash flows, results of operations, financial condition, and reputation may be negatively affected. The inability to operate all of TVA's nuclear units may make it more difficult for TVA to meet its reliability goals.

Physical attacks, threats, or other interference could damage or interfere with TVA's facilities and operations.

TVA has an extensive generation and transmission system and supporting infrastructure that includes, among other things, TVA's generation facilities and transmission infrastructure such as substations, towers, and control centers. Some of TVA's hydroelectric facilities include navigation locks for commerce along the Tennessee River system. TVA also operates flood control dams and supporting infrastructure. Because of TVA's status as a governmental entity and TVA's role as the primary power provider for its service territory, individuals, groups, or nation states may target TVA with physical attacks or threats of such attacks. Events such as war, armed conflicts, terrorist attacks, or similar disruptive events may increase the risks of these attacks targeting critical physical infrastructure in the U.S.
Although TVA's operations are protected by automated monitoring systems, TVA Police and Emergency Management, TVA employees, local law enforcement, or a combination thereof, it may not be possible to effectively deter or prevent such attacks. These attacks could pose health and safety risks, significantly disable or destroy TVA assets, interfere with TVA's operations, result in additional regulatory or security requirements or litigation, increase the costs of nuclear licensing or compliance, and otherwise negatively affect TVA's reputation, cash flows, results of operations, and financial condition. In addition, following a physical attack or threat, TVA may incur increased costs for added security measures, including additional physical plant security and security personnel, increased capability, or other necessary measures and potentially be responsible for resulting damages to others.

TVA's assets or their supporting infrastructure may not operate as planned.

Many of TVA's assets, including generation, transmission, navigation, and flood control assets, have been operating for several decades and have been in nearly constant service since they were completed. As such, they require regular maintenance, repair, and replacement in order to continue uninterrupted operation. Additionally, some of TVA's newer assets utilize advanced technology that could experience technical or operating issues. The failure of TVA's assets or supporting infrastructure, including information technology systems, to perform as planned may cause health, safety, or environmental problems and may even result in events such as the failure of a dam, the inability to maintain a reservoir at the normal or expected level, or an incident at a coal-fired, gas-fired, or nuclear plant or a CCR facility.  If these assets or their supporting infrastructure fail to operate as planned, if necessary repairs or upgrades are delayed or cannot be completed as quickly as anticipated, or if necessary spare parts are unavailable, TVA:

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
•May be required to invest substantially to achieve reliability standards;

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

TVA's safety program, no matter how well designed and operated, may not completely prevent accidents. In addition to the potential human cost of accidents, which could include injury to employees or members of the public, significant accidents could impact TVA's ability to carry out operations, cause it to shut down facilities, subject it to additional regulatory scrutiny, expose it to litigation, damage its reputation, interfere with its ability to attract or retain a skilled workforce, or harm its financial condition. The aging of TVA's physical infrastructures and systems may increase the risk and consequences of accidents, especially if not properly maintained.

TVA's service reliability could be affected by problems at other utilities or at TVA facilities, or by the increase in intermittent sources of power.

TVA's transmission facilities are directly interconnected with the transmission facilities of neighboring utilities and are part of the larger interstate power transmission grid.  Some of TVA's generation and transmission assets are critical to maintaining reliability of the transmission system. Additionally, TVA uses assets that belong to third parties to transmit power and maintain reliability. Accordingly, problems at other utilities as well as at TVA's facilities, including disruptions or black-outs caused by an event such as a severe storm, wildfires, a generator or transmission facility outage on a neighboring system, or the actions of a neighboring utility, may cause interruptions in TVA's service to its customers, increase congestion on the transmission grid, or reduce service reliability.  The increasing installation of intermittent sources of power, such as wind and solar, as well as the retirement of dispatchable generation resources, such as coal-fired plants, may place additional strain on TVA's and neighboring systems, and additional transmission upgrades may be required to maintain reliability. Upgrades may include enhancements to existing lines and substations or new installations as necessary to provide adequate power transmission capacity, maintain voltage support, and ensure generating plant and transmission system stability.

TVA's supplies of fuel, purchased power, or other critical items may be disrupted or obtained at a higher cost than planned.

TVA purchases coal, uranium, natural gas, fuel oil, and electricity from a number of suppliers. TVA contracts for conversion of uranium into nuclear fuel and purchases other items, such as anhydrous ammonia, liquid oxygen, or replacement parts that are critical to the operation of some of its generation assets. TVA also purchases power from other power producers when the purchase of such power is appropriate due to economic opportunities or operational limitations. TVA's reliance on purchased power may increase if the demand for power increases in TVA's service territory, and purchased power may become more costly, or perhaps be unavailable, if the demand for power also increases in surrounding service territories. Examples of circumstances that may disrupt, or materially increase the cost of, the future delivery of fuel, purchased power, contracted services, or critical supplies include cyber attacks; war or physical attacks; political developments, international trade restrictions or tariffs, or legal actions; mine closures or reduced mine production; increase in demand for power by other power systems which reduces the amount of power that is available for purchase by TVA; increases in fuel exports; environmental regulations affecting TVA's suppliers; transportation or delivery constraints; the failure of suppliers to timely deliver the services or supplies to TVA at budgeted costs due to force majeure events, forced outages not caused by force majeure events, or opportunistic non-performance or intentional defaults by suppliers; shortages of raw materials; supply chain difficulties; increased cost of components and labor; strikes or work stoppages; inflation; availability of personnel being impacted by regional health emergencies; or similar events.

If one of TVA's suppliers were to fail to perform under the terms of its contract with TVA, TVA might have to purchase replacement fuel, power, or critical supplies, perhaps at a higher price.  TVA may not be able to recover this difference from the original supplier.  In addition, any disruption of TVA's supplies could require TVA to operate higher cost generation assets, thereby negatively affecting TVA's cash flows, results of operations, and financial condition.   Moreover, if TVA were unable to acquire enough replacement fuel, power, or supplies, or were to have insufficient reserves to offset the loss, TVA may not be able to operate certain assets in the manner TVA determines is in its best interests or provide enough power to meet demand or provide power on a basis TVA considers most reliable. As a result, power curtailments, brownouts, or even blackouts could occur that could negatively impact TVA's reputation.

Global conflicts, terrorist activities, or military actions could adversely affect TVA’s business.

Global conflicts and terrorism, such as those in Ukraine and Israel, as well as any retaliatory military action by the United States and its allies, may have an adverse effect on TVA through increased political, economic, and financial market instability and volatility in the prices for natural gas and oil. Future acts of terrorism could be directed against companies operating in fuel and energy transportation and distribution, which may adversely affect the operation of TVA’s business. TVA may experience increased costs to implement enhanced security measures, including additional plant security and security personnel.

CYBERSECURITY AND INFORMATION TECHNOLOGY RISKS

TVA’s facilities and information infrastructure may not operate as planned due to cyber threats to TVA’s assets and operations.

TVA’s operations are heavily computerized and include assets such as information technology and networking systems. As with all industries, the reliance on computerization and networking makes TVA a target for cyber attacks, and the risk of such attacks may increase as individual devices and equipment grow in number and can be attacked remotely. TVA is regularly targeted in cyber attacks and anticipates that it will be consistently targeted in the future. These attacks may be carried out by individuals, groups, or even nation states. TVA employs extensive cyber safeguards and works with industry specialists and relevant governmental authorities to deter, stop, or mitigate cyber attacks. Despite implementation of these security measures, TVA's facilities and information infrastructure may be subject to or vulnerable to disability, failures, or unauthorized access. Furthermore, as technology becomes more prevalent in energy infrastructure, TVA's infrastructure may be subject to increased cyber vulnerability in the future. Cyber attacks could come through one or more of a number of means, such as computer viruses, malicious or destructive code, phishing attacks, denial of service attacks, or ransomware. Cyber attacks may result in security breaches that may be detrimental to TVA's operations, including third parties' improperly accessing TVA's system and demanding ransom based on threats to expose sensitive data, including data from employees, customers, and financial parties, to gain operational control, or to expose security vulnerabilities specific to TVA’s facilities. In such a case, a cyber attack could compromise sensitive data, significantly disrupt operations, require additional expenditures for cybersecurity, negatively affect TVA’s cash flows, results of operations, financial condition, and reputation, and pose health and safety risks to TVA personnel and the customers and communities that TVA serves.

Because the investigation of any cybersecurity breach is inherently unpredictable and would require substantial time to complete, TVA may not be able to quickly remediate the consequences of any breach, which may increase the costs and enhance the negative consequences associated with a breach. Additionally, the theft, damage, or improper disclosure of sensitive data may subject TVA to penalties and claims from third parties or increased governmental oversight. These claims could negatively affect TVA's cash flows, results of operations, financial condition, and reputation.

Cyber attacks on third parties or the failure of their technology infrastructure could interfere with or harm TVA.

TVA relies on many third parties for services, including for transferring funds to non-TVA entities or receiving delivery of products in the ordinary course of business, that are heavily computerized and use assets such as information technology and networking systems. These providers' systems are susceptible to cybersecurity and data breaches and outages from fire, floods, power loss, telecommunications failures, physical attack, and similar events. If any of these third parties were to experience interference from cyber attacks or significant system failures or outages, which events have occurred in the past and may occur again in the future, the services they provide TVA could be disrupted. This disruption could interfere with TVA’s ability to perform its obligations to others, transfer funds, obtain fuel or critical parts, supplies, or services, or make payments, which in turn could negatively affect TVA’s cash flows, results of operations, financial condition, and reputation. Additionally, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject TVA to further harm.

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

TVA’s sensitive information may be subject to improper disclosure or harmful fabrication by artificial intelligence (“AI”) and machine learning technologies on systems external to TVA, leading to compromises in cybersecurity. AI and machine learning technology may also be flawed, and data sets used in generative AI may be insufficient or contain biased, incorrect, or incomplete information. Additionally, inconsistent application of AI regulations and guidance in the industry may make the intellectual property ownership and license rights to certain information unclear. TVA could suffer reputational damage or face operational challenges because of any inconsistencies or flaws in the application of AI or machine learning technology or from the improper use of AI by employees or contractors. TVA could also face costs in complying with any new regulations concerning AI. The cost of implementing new AI regulations or the consequences of not complying with any future regulations could harm TVA’s financial condition. Moreover, AI may be used to enhance malicious cyber attacks.

TVA could lose its competitive edge if it fails to keep up with the changes in technology.

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

TVA’s current asset strategy and capital financing approach and plans are based on assumptions drawn from recent trends suggesting increased demand for TVA electricity over the next several decades. This demand has arisen from, and seems likely to continue to arise from, among other things, increasing population in TVA’s service territory, utilization of AI that uses significantly more power than traditional data processing, cryptocurrency mining, greater usage and adoption of electric vehicles, and economic development, including new or expanded data centers. Some factors that could unexpectedly lead to lower demand than TVA has planned for include one or more of the following: extended or severe economic downturns or recessions, loss of customer demand due to higher-than-expected adoption of TVA flexibility options that allow customers to produce a certain percent of their own power needs, unexpectedly high utilization of DER, increased energy efficiency and conservation, and loss of customers, including through loss of TVA’s restricted service territory. Because TVA is investing heavily in developing its energy portfolio to meet increasing loads, lower-than-anticipated demand could result in stranded costs as well as a reduction in planned revenue streams, which may constrain TVA’s cash flows, financial condition and results of operations.

If future demand were to be higher than TVA can address through execution of its current asset strategy, TVA may have to purchase additional generation or capacity at costs higher than what it costs TVA to produce electricity itself. The higher that demand is at such time nationally, the more expensive such additional generation or capacity is likely to be. In addition, if capacity were not available elsewhere, TVA may have to take emergency measures to curtail load, including requiring rolling blackouts that could negatively impact TVA's financial results and reputation. On the programmatic side, TVA may be forced to raise rates or delay serving new industrial or commercial customers. These outcomes would likely have a material adverse effect on TVA’s financial condition and results of operations, including through negative impacts to TVA’s reputation.

TVA could have to make significant future contributions to fund its qualified pension plan, and the increasing costs of the plan and employee benefits could adversely affect TVA's results of operations, financial condition, or cash flows.

On September 30, 2025, TVA's qualified pension plan had assets of approximately $8.6 billion compared to liabilities of approximately $10.3 billion.  The plan is mature with approximately 22,000 retirees and beneficiaries receiving benefits of approximately $800 million per year. The costs of providing benefits depend upon a number of factors, including provisions of the plan; changing experience and assumptions related to terminations, retirements, and mortality; rates of increase in compensation levels; rates of return on plan assets; discount rates used in determining future benefit obligations and required funding levels; optional forms of benefit payments selected; future government regulation; and levels of contributions made to the plan.

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

TVA uses cash provided by operations together with proceeds from power system financings to fund its current cash requirements. TVA's power system financings consist primarily of the sale of Bonds and secondarily of alternative forms of financing, such as lease arrangements. It is critical that TVA continue to have access to the debt markets to meet its cash requirements. The importance of having access to the debt markets is enhanced by the fact that TVA, unlike most utilities, relies almost entirely on debt capital, since as a governmental entity, TVA cannot issue equity securities. TVA’s access to the debt markets could be negatively impacted by market disruptions, including disruptions that result from systemic risks to the banking system and the financial markets. Moreover, rapid increases in interest rates beyond planning levels, especially as financing needs are increasing, or disruptions in the market due to rapid changes in interest rates, could impact TVA's cost of funds or ability to raise funds to meet cash needs.

TVA's debt ceiling may limit TVA's ability to carry out its business in the event that TVA were to approach or reach it.

Approaching or reaching the debt ceiling may negatively affect TVA's business by limiting TVA's ability to access capital markets and by increasing the amount of debt TVA must service without new debt capital. This occurrence may restrict TVA's ability to raise debt capital to acquire new power program assets or maintain existing ones, to carry out upgrades or improvements to existing assets or build new ones, or to meet regulatory requirements. A single generating facility could cost hundreds of millions of dollars or even billions depending on its planned size and fuel type, and TVA's ability to use new debt to fund strategic capital investments will decrease as TVA's debt increases and as the cost of projects increases.  In addition, approaching or reaching TVA's debt ceiling may lead to increased legislative or regulatory oversight of TVA's activities and could lead to negative rating actions by credit rating agencies. Operating at higher balances of Bonds subject to the $30.0 billion debt limit reduces TVA's financial flexibility for using financing to handle emergencies or other rapid cash funding needs and increases operational risks in management of the portfolio of Bonds subject to the debt limit.

TVA, together with owners of TVA securities, may be impacted by downgrades of TVA's credit ratings.

TVA’s current credit ratings are not based solely on its underlying business or financial condition but are based to a large extent on TVA's status as a wholly-owned government corporation and the laws that define TVA’s business structure. Key characteristics of TVA’s business established by statute include (1) the TVA Board's ratemaking authority; (2) the current competitive environment, which is defined by the fence and the anti-cherrypicking provision; and (3) TVA’s status as a corporate agency and instrumentality of the United States. If Congress takes any action that effectively alters any of these characteristics, TVA's credit ratings could be downgraded. Although TVA Bonds are not obligations of or guaranteed by the United States, TVA, as a corporate agency and instrumentality of the United States, may be impacted by a downgrade of the United States’ sovereign credit ratings. Such a downgrade has and could again in the future, among other things, lead to a downgrade of TVA’s credit rating. Additionally, future events that may negatively impact TVA’s financial condition or reputation, including those discussed elsewhere in these Risk Factors, may lead to downgrades of TVA’s credit ratings, and the criteria used by the credit rating agencies to assign ratings could be changed at any time, which could result in changes to TVA’s ratings.

Downgrades of TVA’s credit ratings, particularly downgrades related to TVA-specific factors, may have material adverse effects on TVA’s cash flows, results of operations, and financial condition, as well as on investors in TVA securities. Among other things, a downgrade could increase TVA’s interest expense by increasing the interest rates that TVA pays on new debt securities that it issues. Such an increase may reduce the amount of cash available for other purposes, which may require TVA to borrow more, to reduce other expenses or capital investments, or to increase power rates. A downgrade may also result in TVA’s having to post collateral under certain physical and financial contracts that contain ratings triggers. A downgrade below a contractual threshold may specifically prevent TVA from borrowing under four credit facilities totaling $2.7 billion or posting letters of credit as collateral under these facilities. As of September 30, 2025, there were $498 million of letters of credit outstanding under these facilities. If TVA were no longer able to post letters of credit as collateral, TVA would likely have to post cash as collateral, which would negatively affect TVA’s liquidity.

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

TVA is subject to a variety of market risks, including but not limited to the following:

Commodity Price Risk.  TVA's rates may increase if prices of commodities critical to operations, including coal, uranium, natural gas, fuel oil, crude oil, construction materials, or emission allowances, were to increase. An increase in these commodities may reduce demand and negatively impact TVA's cash flows, results of operations, and financial condition.

Investment Price Risk.  TVA is exposed to investment price risk in its NDT, Asset Retirement Trust ("ART"), pension plan assets, Supplemental Executive Retirement Plan ("SERP"), Deferred Compensation Plan ("DCP"), and Restoration Plan ("RP").  If the value of the investments held in the NDT or the pension plan assets were to either decrease or fail to increase in accordance with assumed rates of return, TVA may be required to make substantial contributions to these funds. In addition, although TVA is not required to make contributions to the ART, it may choose to do so, particularly if TVA's estimates of its non-nuclear asset retirement obligation liabilities increase. TVA may also choose to make contributions to the SERP, DCP, and RP from time to time.

Interest Rate Risk.  Increased interest rates likely would increase the amount of interest that TVA pays on new Bonds that it issues and increase the amount of collateral that TVA is required to post in connection with some of its derivative transactions, and/or increase the losses on the mark-to-market valuation of certain derivative transactions into which TVA has entered. Decreased interest rates would likely reduce the return that TVA receives on short-term investments, as well as decrease the value of the investments in the NDT, ART, pension plan assets, SERP, DCP, and RP.

Counterparty Credit and Performance Risk.  TVA’s counterparties may fail to fulfill their contractual obligations to TVA, and such failure could result in loss of rights to purchase under power purchase agreements, inability to obtain necessary fuels, loss of revenues, or delays or disruption of maintenance on or construction of TVA power facilities.  If TVA's counterparties were to fail to perform their obligations, TVA's cash flows, results of operations, and financial condition may be adversely affected.  In addition, the failure of a counterparty to perform may make it difficult for TVA to perform its obligations, particularly if the counterparty were a supplier of electricity or fuel.

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

TVA may be subject to additional liability or be required to purchase additional liability insurance in the future to address losses of legal liability protections.

Global economic events, including cyber-attacks, natural disasters, and climate issues, have affected and may continue to disrupt insurance markets and the financial condition of some insurance companies. As a result, the availability of insurance may decrease and insurance policies TVA is able to obtain may have higher deductibles and premiums and may have more restrictive terms. In addition, the insurance TVA is able to obtain may not cover all of TVA’s potential exposure or the actual amount of loss TVA incurs, which may have a material adverse effect on TVA’s cash flows, results of operations, and financial condition.

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

Further, certain investors and underwriters use the environmental impact or sustainability of a company or industry as a criterion for deciding whether to invest in that company or industry. TVA's use of fossil fuels, among other things, could lead such investors or underwriters to not purchase TVA Bonds or reduce the attractiveness of TVA Bonds as compared to other investments, thereby limiting the market for TVA Bonds. Moreover, some investors may no longer be able to hold TVA securities after specified dates if TVA's performance on certain metrics fails to meet investor requirements on metrics such as the carbon intensity, carbon emissions, or operation of thermal coal-fired, natural gas-fired assets, or nuclear.

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

TVA's business depends on its ability to recruit and retain key executive officers as well as skilled professional and technical employees.  Labor is subject to external factors that are beyond TVA's control, including the highly competitive market for skilled workers and leaders, inflation, regional health emergencies, and workforce participation rates. In addition, the ability to attract and retain an appropriately qualified workforce may be negatively impacted by changes to TVA's compensation policies or practices that disincentivize superior performance or otherwise make such policies or practices less competitive. The inability to attract and retain an appropriately qualified workforce could adversely affect TVA's ability to, among other things, operate and maintain generation and transmission facilities, complete large construction projects, and successfully implement its continuous improvement initiatives.

Changes in the membership of the TVA Board and TVA senior management could impact how TVA operates.

The TVA Board is comprised of up to nine part-time members serving staggered, five-year terms. One to two Board members' terms typically expire each year. The President may remove TVA Board members and may replace them with Board members who will implement specific strategic changes to TVA. In addition, there is always the possibility that one or more members of TVA's senior management may retire or otherwise leave TVA. The individuals filling either the TVA Board or senior management positions may wish to change how TVA operates in whole or in part. If the changes are not successful or TVA is unable to adapt properly to such changes, TVA's cash flows, results of operation, financial condition, and reputation could be negatively affected.

A prolonged loss of a quorum of the TVA Board could limit TVA's ability to adapt to changing business conditions.

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
•High river water temperatures in the summer may limit TVA's ability to use water from the Tennessee River system or Cumberland River system for cooling at certain of TVA's generating facilities, thereby limiting its ability to operate these generating facilities. This situation would be aggravated during periods of reduced rainfall or drought.
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

Events that affect the supply or quality of water from the Tennessee River system or Cumberland River system, or elsewhere, may interfere with TVA's ability to generate power.

An inadequate supply of water in the Tennessee River system or Cumberland River system could negatively impact TVA's cash flows, results of operations, and financial condition, including potentially reducing generation at TVA's hydroelectric plants, which may require TVA to increase reliance on more expensive generation sources or purchase more energy in the market, likely at higher costs; negatively affecting generation at coal-fired and nuclear plants, which depend on water from the river systems near which they are located for cooling and for use in boilers where water is converted into steam to drive turbines; or negatively affecting generation at TVA's gas-fired facilities not located near a river, which nonetheless require alternative sources of water, such as from wells or local utility companies.

Further, the water for these purposes must be of a particular quality for use in TVA's equipment. When the available water is not of sufficient quality for TVA's use, TVA must either treat the water or obtain alternate sources. An inadequate supply of quality water could result, among other things, from periods of low rainfall or drought, the withdrawal of water from the river systems by governmental entities or others, incidents affecting bodies of water not managed by TVA, supply issues that affect water providers, or intrusive aquatic plants and animals such as eel grass, algae, and mussels that block cooling water intake pipes or otherwise interfere with the operation of TVA's generation facilities.  While TVA manages the Tennessee River and a large portion of its tributary system to provide much of the water necessary for the operation of its power plants, the USACE operates and manages other bodies of water upon which some of TVA's facilities rely.  Events at these bodies of water or their associated hydroelectric facilities may interfere with the flow of water and may result in TVA's having insufficient water quality to meet the needs of some of its generating plants. Further, increased use of water by industry, agriculture, and the population at large within and outside of TVA's service territory, population growth, and the potential impacts of climate change and severe weather events could impact the availability of water and/or cause water use restrictions that affect TVA's operations.  If TVA were to have insufficient water supply of the quality necessary to meet the needs of its plants, TVA may be required to reduce generation at its affected facilities to levels compatible with the available supply of quality water, or take additional steps that change how TVA conducts its operations or that otherwise cause TVA to incur additional expense.

Catastrophic events are an ever-present risk of financial loss and disruption to TVA's business.

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

These destructive or disruptive events may present special risks to TVA’s nuclear plants. If public opposition to nuclear power were to make operating nuclear plants less feasible because of any of these events, TVA may be forced to shut down its nuclear plants.  This would make it substantially more difficult for TVA to replace its generation capacity when faced with retiring or idling certain coal-fired units.

ACCOUNTING AND FINANCIAL REPORTING RISKS

TVA's financial control system cannot guarantee that all control issues and instances of fraud or errors will be prevented or detected.

No financial control system, no matter how well designed and operated, can provide absolute assurance that the objectives of the control system will be met, and no evaluation of financial controls can provide absolute assurance that all control issues and instances of fraud or errors can or will be prevented or detected.  The design of any system of financial controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. These risks may be magnified by the fact that TVA is in the process of implementing a new general ledger system.

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

TVA's financial condition and results of operations are largely dependent on the extent to which it can implement its business strategy successfully. TVA's strategy includes maintaining low rates, aligning operations and maintenance costs with revenues, being responsible stewards, living within its means, meeting reliability expectations, and providing a balanced portfolio, in light of TVA's strategic priorities. The strategic priorities are Powerful Partnerships, People Advantage, Operational Excellence, Igniting Innovation, and Financial Strength. This strategy is subject to business, economic, and competitive uncertainties and contingencies, many of which are beyond TVA’s control. Such uncertainties include customer energy-efficiency programs that are designed to reduce energy demand; energy-efficiency efforts by customers not related to TVA’s energy-efficiency programs; increased customer use of DER, such as solar panels and other technologies, as well as the use of energy storage technologies; inability of TVA's LPCs and directly served customers to pay their power bills; and macroeconomic factors impacting economic growth or contraction within TVA’s service territory, which could affect energy demand. If TVA is unable to successfully implement its business strategy, TVA’s financial condition and results of operations could be negatively affected. See Item 1, Business — Environmental Matters and Human Capital Management, Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges, and Part III, Item 11, Executive Compensation — Compensation Discussion and Analysis for additional information regarding TVA's strategic objectives.

TVA's cost reduction efforts may not be successful.

TVA is undertaking a cost optimization project to partially offset planned cost increases and achieving this goal may prove challenging, particularly if prices for goods and services exceed amounts budgeted at the time the project was initiated. The failure to achieve or maintain cost reduction targets could adversely affect TVA's rates, reputation, cash flows, results of operations, and financial condition. Moreover, if TVA fails to limit rate increases as provided in the long-term Partnership Agreements, participating LPCs have a right to renegotiate or terminate the Partnership Agreements.

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

The traditional business model for power production, selling power from centrally located plants requiring extensive transmission networks, is facing pressure from a variety of sources, including the potential for self-generation by current or potential customers, new technologies such as energy storage, and increased energy efficiency. These pressures may reduce the demand for TVA power. If TVA does not or cannot adapt to this pressure by adequately changing its business model, TVA's cash flows, financial condition, and results of operations could be negatively affected.

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

Any deterioration in TVA's reputation may harm TVA's relationships with its customers and stakeholders, may increase its cost of doing business, may interfere with its ability to attract and retain a qualified workforce, may impact TVA's ability to raise debt capital, and may potentially lead to the enactment of new laws and regulations, or the modification of existing laws and regulations, that negatively affect the way TVA conducts its business.

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

Governance

The TVA Board is ultimately responsible for oversight of the identification, management, and mitigation of enterprise-wide risk, including cybersecurity risk, and receives reports from the Audit, Risk, and Cybersecurity Committee (“Audit Committee”). The Audit Committee is a standing committee of the TVA Board and advises the TVA Board on a variety of matters, including TVA’s processes for identifying, monitoring, and mitigating enterprise risk and reviewing and overseeing strategies for addressing TVA’s cybersecurity, data, and privacy policies and response protocols. The Audit Committee meets at least quarterly. Reporting to the Audit Committee and the TVA Board is the risk council comprised of TVA’s top leaders and the Chief Risk Officer (“CRO”), which is responsible for the highest level of management oversight of risk at TVA. The risk council’s primary purpose is to oversee TVA’s management of enterprise-wide risks with policy implications reported to the TVA Board or a designated TVA Board committee. The risk council oversees a subordinate committee that provides comprehensive risk oversight of TVA’s security, artificial intelligence, privacy, and technology risks consistent with TVA’s mission, strategic imperatives, and approved financial and operational plans.

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

Generating Properties

At September 30, 2025, TVA-operated generating assets consisted of seven nuclear units, 24 active coal-fired units, 68 simple-cycle gas units, one cogeneration unit, 10 aeroderivative units, 14 combined-cycle gas power blocks, 109 conventional hydroelectric units (106 active units and three units in long-term outage and unavailable for service), four pumped-storage hydroelectric units, five diesel generator units, and nine operating solar installations.  As of September 30, 2025, four of the combined-cycle power blocks and 10 aeroderivative units were leased to special purpose entities ("SPEs") and leased back to TVA under long-term leases. See Note 12 — Variable Interest Entities and Note 15 — Debt and Other Obligations — Lease/Leasebacks. In addition, TVA is leasing the three Caledonia combined-cycle power blocks under a long-term lease. For a discussion of these assets, see Item 1, Business — Power Supply and Load Management Resources.

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

In addition to the TVA-operated generating facilities presented in the table below, TVA also has 8,482 MWs of operating capacity available through PPAs. The summation of TVA's PPAs under contract does not include real-time operating constraints, such as intermittency of renewable resources associated with weather or other factors. See Item 1, Business — Power Supply and Load Management Resources — Power Purchase and Other Agreements for information on TVA's renewable and nonrenewable power purchase contracts by resource type and location.

    The following table summarizes TVA's summer net capability in MW at September 30, 2025:

SUMMER NET CAPABILITY At September 30, 2025
Source of Capability	Location	Number of Units	Summer Net Capability (MW)	Date First Unit Placed in Service (CY)	Date Last Unit Placed in Service (CY)
TVA-Operated Generating Facilities
Nuclear
Browns Ferry	Alabama	3	3,662	1974	1977
Sequoyah	Tennessee	2	2,292	1981	1982
Watts Bar	Tennessee	2	2,348	1996	2016
Total Nuclear		7	8,302
Coal-Fired
Cumberland	Tennessee	2	2,470	1973	1973
Gallatin	Tennessee	4	976	1956	1959
Kingston	Tennessee	9	1,298	1954	1955
Shawnee	Kentucky	9	1,071	1953	1955
Total Coal-Fired		24	5,815
Natural Gas and/or Oil-Fired(1)
Simple-Cycle Combustion Turbine
Allen	Tennessee	2	92	1971	1972
Brownsville	Tennessee	4	425	1999	1999
Colbert	Alabama	11	998	1972	2023
Gallatin	Tennessee	8	534	1975	2000
Gleason	Tennessee	3	463	2000	2000
Johnsonville(2)	Tennessee	13	208	1975	2000
Kemper	Mississippi	4	273	2002	2002
Lagoon Creek	Tennessee	12	844	2001	2002
Marshall County	Kentucky	8	571	2002	2002
Paradise	Kentucky	3	681	2023	2023
Subtotal Simple-Cycle Combustion Turbine		68	5,089
Combined-Cycle Combustion Turbine
Ackerman(3)	Mississippi	1	713	2007	2007
Allen(4)	Tennessee	1	1,106	2018	2018
Caledonia(5)	Mississippi	3	819	2003	2003
John Sevier(6)	Tennessee	1	871	2012	2012
Lagoon Creek(7)	Tennessee	1	596	2010	2010
Magnolia	Mississippi	3	951	2003	2003
Paradise(8)	Kentucky	1	1,100	2017	2017
Southaven	Mississippi	3	802	2003	2003
Subtotal Combined-Cycle Combustion Turbine		14	6,958
Co-Generation
Johnsonville	Tennessee	1	66	1975	2000
Aeroderivative Combustion Turbine
Johnsonville	Tennessee	10	530	2025	2025
Total Natural Gas and/or Oil-Fired		93	12,643
Hydroelectric
Conventional Plants	Alabama	36	1,170	1925	1962
	Georgia	2	37	1931	1956
	Kentucky	5	224	1944	1948
	North Carolina	6	478	1940	1956
	Tennessee(9)(10)	60	1,874	1912	1972
Pumped-Storage(11)	Tennessee	4	1,715	1978	1979
Total Hydroelectric		113	5,498
Diesel Generator
Meridian	Mississippi	5	9	1998	1998
TVA Non-hydro Renewable Resources(12)			1
Total TVA-Operated Generating Facilities Summer Net Capability			32,268
Notes
(1) See Generating Properties above for a discussion of TVA-operated natural gas and/or oil-fired facilities subject to leaseback and long-term lease arrangements.
(2) As of September 30, 2025, TVA had 10 idled units at Johnsonville Combustion Turbine Facility (Units 1-10). These units are included in their respective locations in the table above; however, the capacity from these units is excluded.
(3) Ackerman Combined Cycle Facility is a single steam cycle unit driven by two gas turbines (2x1 configuration).

(4) Allen Combined Cycle Facility is a single steam cycle unit driven by two gas turbines (2x1 configuration).
(5) Caledonia Combined Cycle Plant ("Caledonia CC") is currently a leased facility operated by TVA.
(6) John Sevier Combined Cycle Facility ("John Sevier CCF") is a single steam cycle unit driven by three gas turbines (3x1 configuration).
(7) Lagoon Creek Combined Cycle Facility is a single steam cycle unit driven by two gas turbines (2x1 configuration).
(8) Paradise Combined Cycle Facility is a single steam cycle unit driven by three gas turbines (3x1 configuration).
(9) As of September 30, 2025, TVA had three units that were in long-term outage and unavailable for service at Wilbur Hydroelectric Facility (Units 1-3). These units are included in their respective locations in the table above; however, the capability from these units is excluded.
(10) Includes 86 MW of summer net capability associated with Hiwassee Hydro Unit 2. See Item 1, Business — Power Supply and Load Management Resources — Renewable Energy Resources — Conventional Hydroelectric Dams.
(11) See Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage for a discussion of Raccoon Mountain Pumped-Storage Plant.
(12) TVA owns approximately one MW of renewable solar capability among nine operating solar installations.

Transmission Properties

TVA's transmission system interconnects with systems of surrounding utilities and, at September 30, 2025, consisted primarily of approximately 2,500 circuit miles of 500 kilovolt, 12,100 circuit miles of 161 kilovolt, and 1,900 circuit miles of other voltage transmission lines; 5,445 miles of fiber optic lines; 590 transmission substations, power switchyards, and switching stations; and 1,361 customer connection points (customer, generation, and interconnection).

Public Land Management Reservoir Properties

    TVA operates and maintains 49 dams and manages approximately 11,000 miles of reservoir shoreline, 293,000 acres of reservoir land, 650,000 surface acres of reservoir water, and approximately 150 public recreation areas throughout the Tennessee Valley, including campgrounds, day-use areas, and boat launching ramps.

Additionally, TVA manages 154 agreements for commercial recreation (such as campgrounds and marinas). As part of its stewardship responsibilities, TVA approval is required to be obtained before any obstruction affecting navigation, flood control, or public lands can be constructed across, along, or in the Tennessee River and its tributaries. These public lands and waters managed by TVA provide both conservation and sustainable recreation.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Tennessee Valley Authority ("TVA"), its financial condition, results of operations, and cash flows, and its present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, TVA's consolidated financial statements and the accompanying notes thereto contained in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the "Annual Report"). See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission ("SEC") on November 13, 2024, for a discussion of variance drivers for the year ended September 30, 2024, as compared to the year ended September 30, 2023. The MD&A includes the following sections:

•Business and Mission — a general description of TVA's business, objectives, strategic priorities, and core capabilities;

•Executive Overview — a general overview of TVA's activities and results of operations for 2025;

•Results of Operations — an analysis of TVA's consolidated results of operations for 2024 and 2025;

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

Business and Mission

Business

TVA operates the nation's largest public power system. At September 30, 2025, TVA had 62 directly served customers, which include seven federal agency customers, and 153 local power company customers ("LPCs") that serve approximately 10 million people in parts of seven southeastern states.  TVA generates nearly all of its revenues from the sale of electricity, and in 2025 revenues from the sale of electricity totaled $13.5 billion.  As a wholly-owned agency and instrumentality of the United States ("U.S."), however, TVA differs from other electric utilities in a number of ways:

•TVA is a government corporation.

•The area in which TVA sells power is limited by the Tennessee Valley Authority Act of 1933, as amended (the "TVA Act"), under a provision known as the "fence"; however, another provision of federal law known as the Anti-Cherrypicking Amendment ("ACPA") generally protects TVA from being forced to provide access to its transmission lines to others for the purpose of delivering power to customers within substantially all of TVA's defined service area.

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

•Energy — Delivering reliable and low cost energy;

•Environment — Caring for the region's natural resources; and

•Economic Development — Creating sustainable economic growth.

While TVA's mission has not changed since it was established in 1933, the climate in which TVA operates continues to evolve. The business and economic environment has become more challenging due to economic conditions, changing environmental standards, new technologies, and emerging, non-traditional competition. TVA is focused on unleashing American energy, while working together with partners to meet electricity needs, protect resources, and grow the region's economy.

TVA's mission sets the stage for its strategic planning process that includes strategic priorities, strategic elements, initiatives, and scorecards for performance designed to provide clear direction for improving TVA's core business. TVA's five strategic priorities are below. TVA's strategic priorities may be revisited for future years once a Board quorum is restored.

Linking the Mission to Performance

      TVA has formulated key performance measures to support its strategic priorities. The intent of these measures is to align employees to TVA's mission by focusing its collective efforts on operational excellence, fiscal responsibility, economic development, and environmental stewardship.  The measures are designed to promote teamwork, encourage high performance behaviors, and motivate TVA employees to achieve goals aligned with TVA's mission and values.  The 2025 corporate results compared with targets for these key measures are reflected in the chart below, and the subsequent chart reflects the 2026 approved corporate measures. See Part III, Item 11, Executive Compensation — Compensation Discussion and Analysis for information regarding how the 2025 measures are calculated.

2025 Corporate Measure	Weight	Actual	Threshold	Target	Stretch
Strategic Business Unit ("SBU") Controllable / Operating and Maintenance ("O&M") and Base Capital Spend ($ millions)(1)	40%	$4,623	$5,187	$5,061	$4,935
Transmission Performance Indicator(2)	15%	94	50	100	200
Nuclear Performance Indicator(3)	15%	9.84%	2.77%	2.00%	1.23%
Power Operations Performance Indicator(4)	15%	193	50	100	200
Serious Injury Incident Rate(5)	15%	0.01	0.04	0.02	0.00
Notes
(1) Strategic Business Unit ("SBU") Controllable Operating & Maintenance ("O&M") and Base Capital Spend equals the total Non-Fuel O&M and Base Capital expenses for corporate and operational SBU organizations (excludes Board of Directors).
(2) Transmission Performance Indicator is an aggregate measure of the overall reliability of TVA's transmission system.
(3) The Nuclear Performance Indicator is the Annualized Online Reliability Loss Factor, which is the 12-month ratio of all generation losses minus refueling outage ("RFO") and exempt losses to reference energy generation minus RFO and exempt losses in a normal fuel cycle period, per standard industry guidelines. This measure monitors performance between refueling outages to obtain high unit and energy production reliability.
(4) The Power Operations Performance Indicator is an aggregate measure of the overall reliability of TVA's power operations generation fleet based on key performance measures in Gas, Hydro, and Coal that are intended to ensure that TVA's fleet of power operations generation assets is available and reliable to meet system demand.
(5) The Serious Injury Incident Rate is a mathematical calculation used by Edison Electric Institute that quantifies the extent of injury for serious injuries and fatalities from events within the control of the employee and/or the employer.

2026 Corporate Measure(1)	Weight	Threshold	Target	Stretch
SBU Controllable O&M and Base Capital Spend	40%	2% SBU O&M / 4% Capital Over Budget	2026 Budget	2% SBU O&M / 4% Capital Under Budget
Serious Injury Incident Rate	15%	0.03	0.01	0.00
Transmission Performance Indicator	15%	50	100	200
Generation Performance Indicator	15%	50	100	200
Nuclear Performance Indicator	15%	Equidistant from Target	2%	Comparable Fleet Top Quartile 24-month average as of September 2025
Note
(1) All measures are the same as 2025; however, the Power Operations Performance Indicator is now named the Generation Performance Indicator.

Executive Overview

TVA's operating revenues were $13.7 billion and $12.3 billion for the years ended September 30, 2025 and 2024, respectively. Operating revenues increased for the year ended September 30, 2025 as compared to the prior year, primarily as a result of higher effective fuel rates, higher effective base rates, and increased sales volume. Higher effective fuel rates were due primarily to using higher cost coal and natural gas generation due to less availability of nuclear generation as compared to the same period of the prior year. Effective base rates were higher primarily due to the TVA Board of Directors' ("TVA Board") action to approve a 5.25 percent wholesale base rate increase effective October 1, 2024. The increased sales volume was primarily driven by higher sales to residential and small commercial and industrial customers as well as increases within the data processing, hosting, and related services sector.

    Total operating expenses increased $1.0 billion for the year ended September 30, 2025, as compared to the prior year, primarily due to an increase in fuel and purchased power expense. Fuel and purchased power expense increased $732 million for the year ended September 30, 2025, as compared to the same period of the prior year, primarily due to higher demand for purchased power as a result of less availability of nuclear generation, higher effective fuel rates, and higher purchased power market prices. Depreciation and amortization expense increased $133 million primarily as a result of increases in the amortization expense of decommissioning costs recovered in rates and amortization expense of finance leases, the decision to retire Kingston Fossil Plant ("Kingston"), and additions to net completed plant. In addition, there was a $76 million increase in Operating and maintenance expense primarily due to increases in payroll and benefit costs related to severance costs associated with Enterprise Transformation Program ("ETP") efforts, labor escalation for cost of living increases, and higher medical claims, partially offset by a decrease in nuclear outage expense primarily due to fewer nuclear refueling outages.
Commercial operations began on Johnsonville Aeroderivative Combustion Turbine Units ("CTs") 21-30 in 2025, and TVA has ongoing natural gas projects at its Cumberland Fossil Plant ("Cumberland") site and Kingston site, an aeroderivative CT project at TVA's Allen CT site, and a new Caledonia simple cycle CT project on TVA land. TVA is also evaluating natural gas projects for the replacement generation for the second unit at Cumberland and a new CT project at TVA's Lagoon Creek site. In the third quarter of 2025, TVA submitted a construction permit application to the Nuclear Regulatory Commission ("NRC") for a BWRX-300 reactor at the Clinch River Nuclear Site, and in July 2025, the NRC accepted the application for review.
On January 22, 2025, TVA reached an all-time record high peak power demand of approximately 35,430 megawatts ("MW"). This peak was over 800 MW greater than TVA's previous all-time peak set in January 2024.

TVA's economic development efforts and programs continued to help attract or expand businesses and industries in the Tennessee Valley. These companies announced projected capital investments of over $6.6 billion and are expected to create 9,316 jobs and retain 43,254 jobs. These amounts are forward-looking and are subject to various uncertainties. Amounts may differ materially based upon a number of factors, including, but not limited to, economic downturns or recessions. See Forward-Looking Information and Part I, Item 1A, Risk Factors for a discussion of additional factors, and see Part I, Item 1, Business — Economic Development Activities for definitions of "new jobs" and "retained jobs."

Results of Operations

Sales of Electricity

Sales of electricity were 167,612 million and 162,933 million kilowatt hours ("kWh") for 2025 and 2024, respectively. The total sales of electricity in 2025 included 99 thousand kWh of pre-commercial generation at Johnsonville Aeroderivative CT Units 21-30. The total sales of electricity in 2024 included 137 thousand kWh of pre-commercial generation at Paradise CTs 5-7. TVA sells power at wholesale rates to LPCs that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

The following chart compares TVA's sales of electricity by customer type for the years ended September 30, 2025 and 2024:

Sales of Electricity
For the years ended September 30
(millions of kWh)

The following charts show a breakdown of TVA's energy load:

Total Energy Load

Medium Commercial & Industrial (>1MW): 7%
Small Commercial & Industrial (<1MW): 24%
Large Industrial (>5MW): 29%
Residential: 40%

Large Industrial Energy Load

Transportation Equipment: 9%
Paper: 7%
Computing Infrastructure Providers, Data Processing, Web Hosting, and Related Services: 15%
Chemical: 20%
Primary Metal: 17%
Other: 32%

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

	Degree Days
	Variation from Normal						Change from Prior Period
	2025	Normal	Percent Variation	2024	Normal	Percent Variation	Change	Percent Change
Heating Degree Days	2,888	3,132	(7.8)%	2,801	3,152	(11.1)%	87	3.1%

Cooling Degree Days	1,888	1,824	3.5%	1,954	1,824	7.1%	(66)	(3.4)%
Sales of electricity increased approximately three percent for the year ended September 30, 2025, as compared to the prior year. The increased sales volume was primarily driven by higher sales to residential and small commercial and industrial customers as well as increases within the data processing, hosting, and related services sector.

Financial Results

    The following table compares operating results for 2025 and 2024:

Summary Consolidated Statements of Operations For the years ended September 30 (in millions)
	2025	2024	Change	Percent Change
Operating revenues	$13,672	$12,314	$1,358	11.0%
Operating expenses	11,103	10,086	1,017	10.1%
Operating income	2,569	2,228	341	15.3%
Other income, net	92	71	21	29.6%
Other net periodic benefit cost	105	98	7	7.1%
Interest expense	1,196	1,066	130	12.2%
Net income	$1,360	$1,135	$225	19.8%

Operating Revenues. Operating revenues for the years ended September 30, 2025 and 2024, were $13.7 billion and $12.3 billion, respectively. The following table compares TVA's operating revenues for the periods indicated:

Operating Revenues by Customer Type For the years ended September 30 (in millions)
	2025	2024	Change	Percent Change
Operating revenues
Local power companies	$12,334	$11,138	$1,196	10.7%
Industries directly served	1,017	868	149	17.2%
Federal agencies and other	139	125	14	11.2%
Revenue capitalized during pre-commercial plant operations(1)	(4)	(3)	(1)	33.3%
Other revenue	186	186	—	—%
Total operating revenues	$13,672	$12,314	$1,358	11.0%
Note
(1) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 21-30 in 2025 and Paradise CT Units 5-7 in 2024.

    TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues during both the years ended September 30, 2025 and 2024.

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

    TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA’s failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of September 30, 2025, 148 LPCs had signed the 20-year Partnership Agreement with TVA.

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

    The changes in revenue components are summarized below:

Changes in Revenue Components For the years ended September 30 (in millions)
	2025	2024	Change	Percent Change
Base revenue
Energy revenue	$5,471	$5,065	$406	8.0%
Demand revenue	4,238	3,891	347	8.9%
Grid access charge	646	622	24	3.9%
Long-term partnership credits for LPCs	(231)	(215)	(16)	7.4%
Other charges and credits(1)	(709)	(638)	(71)	11.1%
Total base revenue	9,415	8,725	690	7.9%
Fuel cost recovery	4,068	3,398	670	19.7%
Off-system sales	7	8	(1)	(12.5)%
Pre-commercial operations(2)	(4)	(3)	(1)	33.3%
Revenue from sales of electricity	13,486	12,128	1,358	11.2%
Other revenue	186	186	—	—%
Total operating revenues	$13,672	$12,314	$1,358	11.0%

Notes
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 18 — Revenue.
(2) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 21-30 in 2025 and Paradise CT Units 5-7 in 2024.

    Operating revenues increased $1.4 billion for the year ended September 30, 2025, as compared to the prior year, primarily due to a $690 million increase in base revenue. The $690 million increase in base revenue was driven by a $400 million increase attributable to higher effective base rates and a $290 million increase attributable to higher sales volume. The increase in effective base rates was primarily due to the TVA Board action to approve a 5.25 percent wholesale base rate increase effective October 1, 2024. The higher sales volume was driven primarily by higher sales to residential and small commercial and industrial customers as well as increases within the data processing, hosting, and related services sector. In addition, there was a $670 million increase in fuel cost recovery revenue driven by a $572 million increase attributable to higher effective fuel rates and a $98 million increase attributable to higher sales volume. The higher effective fuel rates were due primarily to using higher cost coal and natural gas generation due to less availability of nuclear generation as compared to the prior year.

    See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

    Operating Expenses. Operating expense components as a percentage of total operating expenses for 2025 and 2024 consisted of the following:

Operating Expenses For the years ended September 30 (in millions)
	2025	2024	Change	Percent Change
Operating expenses
Fuel	$2,376	$2,169	$207	9.5%
Purchased power	2,106	1,581	525	33.2%
Operating and maintenance	3,717	3,641	76	2.1%
Depreciation and amortization	2,271	2,138	133	6.2%
Tax equivalents	633	557	76	13.6%
Total operating expenses	$11,103	$10,086	$1,017	10.1%

The following table summarizes TVA's expenses for various fuels for the years indicated:

Fuel Expense for TVA-Operated Facilities(1) For the years ended September 30 (in millions)
	Fuel Expense By Source		Cost per kWh(4)
	2025	2024	2025	2024
Coal(2)	$826	$770	3.27	3.53
Natural gas and/or oil-fired(3)	1,244	1,062	2.95	2.76
Nuclear fuel	288	341	0.51	0.52
Total fuel	$2,358	$2,173	1.91	1.73
Notes
(1) Excludes effects of the fuel cost adjustment in the amounts of $18 million and $(4) million for the years ended September 30, 2025 and 2024, respectively.
(2) Fuel expense related to oil consumed for startup at coal-fired facilities was $32 million and $23 million for the years ended September 30, 2025 and 2024, respectively.
(3) Fuel expense related to oil consumed for generation at natural gas and/or oil-fired facilities was $6 million and $8 million for the years ended September 30, 2025 and 2024, respectively.
(4) Total cost per kWh is based on a weighted average.

Fuel expense increased $207 million for the year ended September 30, 2025, as compared to the prior year. An increase of $194 million was due primarily to higher effective fuel rates related to using higher cost coal and natural gas generation due to less availability of nuclear generation as compared to the prior year. Additionally, fuel expense increased $22 million due to the recovery of prior year deferrals of unplanned coal costs, and gas prices being lower than forecasted during the summer of 2025. Partially offsetting these increases was a decrease of $9 million due to more availability of hydro generation as compared to the prior year.

Purchased power expense increased $525 million for the year ended September 30, 2025, as compared to the prior year. This increase was primarily due to higher demand for energy and less availability of TVA nuclear generation, resulting in an increase of $305 million. Additionally, purchased power expense increased $173 million due to higher purchased power market prices as compared to the prior year. Finally, purchased power expense increased $47 million due to the recovery of prior year deferrals of unplanned purchased power costs, and gas and purchased power prices being lower than forecasted during the summer of 2025.

Operating and maintenance expense increased $76 million for the year ended September 30, 2025, as compared to the prior year. This increase was primarily due to $136 million of increased payroll and benefit costs primarily due to labor escalation for cost of living increases, severance costs associated with ETP efforts, and higher medical claims. Partially offsetting these increases was a $48 million decrease in outage expense primarily due to fewer nuclear refueling outages.

Depreciation and amortization expense increased $133 million for the year ended September 30, 2025, as compared to the prior year. The increase was primarily driven by an increase of $43 million related to amortization expense of decommissioning costs recovered in rates and amortization expense of finance leases and an increase in depreciation expense of $18 million related to the decision in April 2024 to retire Kingston. Additionally, there was an increase due to depreciation of additions to net completed plant. See Note 1 — Summary of Significant Accounting Policies — Property, Plant, and Equipment, and Depreciation — Depreciation.

Tax equivalents expense increased $76 million for the year ended September 30, 2025, as compared to the prior year. This change was primarily driven by an increase in TVA's revenue from sales of electricity in 2024, which is used as the basis for calculating tax equivalent expense. Additionally, tax equivalents expense increased due to an increase in the tax equivalents collected in the fuel cost recovery.

Generating Sources. The following tables show TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source For the years ended September 30 (millions of kWh)
	2025		2024
Nuclear	56,157	33%	65,235	39%
Natural gas and/or oil-fired(1)	42,013	24%	38,390	23%
Coal-fired	25,180	15%	21,752	13%
Hydroelectric	13,741	8%	12,284	7%
Total TVA-operated generation facilities(2)(3)	137,091	80%	137,661	82%
Purchased power (natural gas and/or oil-fired)(4)	17,405	10%	17,144	11%
Purchased power (other renewables)(5)	3,267	2%	3,644	2%
Purchased power (coal-fired)	5,593	4%	2,207	1%
Purchased power (wind)(6)	3,642	2%	2,286	2%
Purchased power (hydroelectric)	3,472	2%	2,751	2%
Total purchased power(3)	33,379	20%	28,032	18%
Total power supply	170,470	100%	165,693	100%
Notes
(1) The generation for 2024 includes 99 thousand kWh of pre-commercial generation at Johnsonville Aeroderivative CT Units 21-30. The generation for 2024 includes 137 thousand kWh of pre-commercial generation at Paradise CT Units 5-7.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the year ended September 30, 2025, and the year ended September 30, 2024. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage for a discussion of Raccoon Mountain Pumped-Storage Plant.
(4) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia CC, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant ("Caledonia CC") was 5,464 million kWh and 4,798 million kWh for the years ended September 30, 2025 and 2024, respectively.
(5) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, wind, biomass, and renewable cogeneration. TVA acquires Renewable Energy Certificates ("RECs") in connection with certain purchased power transactions and sells some of these RECs to customers.
(6) At September 30, 2024, 2,286 MWs previously classified as Purchased power (other renewables) has been reclassified to Purchased power (wind) to conform to current year presentation.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. In 2025, TVA invested $94 million on its energy efficiency programs and effectively reduced 2025 energy needs by approximately 257 gigawatt hours of net incremental energy efficiency savings.

Interest Expense.  Interest expense and interest rates for 2025 and 2024 were as follows:

Interest Expense and Rates For the years ended September 30
	2025	2024	Percent Change
Interest expense(1)	$1,196	$1,066	12.2%

Average blended debt balance(2)	$22,604	$20,936	8.0%

Average blended interest rate(3)	5.06%	4.90%	3.3%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of VIEs, and discount notes.
(3) Includes interest on long-term power bonds, debt of VIEs, and discount notes.

    Total interest expense increased $130 million for the year ended September 30, 2025, as compared to the prior year. This increase was primarily driven by a $97 million increase from higher average balances and rates on long-term debt, and a $51 million increase in interest on other financing leases, primarily driven by the lease financing arrangement with Johnsonville Aeroderivative Combustion Turbine Generation LLC ("JACTG"). This increase was partially offset by an $18 million decrease in interest on short-term debt primarily due to lower average balances and rates.

Other Income, Net

Other income, net increased $21 million for the year ended September 30, 2025, as compared to the prior year. This increase was driven by increases in external services primarily due to additional transmission projects as a result of economic development and higher interest income on cash investments due to a higher balance of cash held during the year, partially offset by lower short-term rates earned on that cash.

Other Net Periodic Benefit Cost

    Other net periodic benefit cost increased $7 million for the year ended September 30, 2025, as compared to the prior year. The increase is primarily due to the decreases in the discount rates used to measure net periodic benefit cost for the year ended September 30, 2025, as compared to the prior year. Other net periodic benefit cost is subject to significant economic assumptions, such as changes in the discount rate, COLA, and the rate of return on plan assets, that can materially impact TVA. See Note 21 — Benefit Plans.

Liquidity and Capital Resources

Sources of Liquidity

    TVA depends on various sources of liquidity to meet cash needs and contingencies.  TVA's primary sources of liquidity are cash from operations and proceeds from the issuance of short-term debt in the form of discount notes, along with periodic issuances of long-term debt. TVA's balance of short-term debt typically changes frequently as TVA issues discount notes to meet short-term cash needs and pay scheduled maturities of discount notes and long-term debt. TVA had $1.4 billion of power bonds mature in November 2025. TVA's next significant power bond maturity is $1.0 billion in February 2027. The periodic amounts of short-term debt issued are determined by near-term expectations for cash receipts, cash expenditures, and funding needs, while seeking to maintain a target range of cash and cash equivalents on hand. TVA may hold higher cash balances from time to time in response to potential market volatility or other business conditions. In addition, cash balances may include collateral received from counterparties.

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include four revolving credit facilities totaling $2.7 billion, a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), and proceeds from other financings. See Note 15 — Debt and Other Obligations — Credit Facility Agreements. TVA issued $4.0 billion and $1.0 billion of power bonds during 2025 and 2024, respectively. In addition, TVA redeemed $1.0 billion of power bonds during both 2025 and 2024 due to maturity.  The TVA Board authorized TVA to issue power bonds and enter into other financing arrangements in an aggregate amount not to exceed $3.0 billion during 2026. For additional information about TVA debt issuance activity and debt instruments issued and outstanding at September 30, 2025 and 2024, including rates, maturities, outstanding principal amounts, and redemption features, see Note 15 — Debt and Other Obligations — Debt Securities Activity and Debt Outstanding. Other financing arrangements may include, but are not limited to, lease financings, energy prepayments from customers, and other similar agreements. In the first quarter of 2025, TVA entered into an $800 million construction management agreement and lease financing arrangement with Johnsonville Aeroderivative Combustion Turbine Generation LLC ("JACTG"). TVA may also engage in other alternative forms of financing such as sales of receivables, or loans, from time to time.

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at September 30, 2025 and 2024, were $22.1 billion (including current maturities) and $20.2 billion (including current maturities), respectively. The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable. Other options for financing not subject to the limit on Bonds, including certain lease financings (see Lease Financings below and Note 12 — Variable Interest Entities), could provide supplementary funding if needed. Currently, TVA expects to utilize a combination of Bonds, other financings, or potentially additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments. TVA may also utilize available funding through the Inflation Reduction Act of 2022 ("IRA") and the Bipartisan Infrastructure Law ("BIL"), other federal funding opportunities, or other third-party financing arrangements. See Lease Financings, Key Initiatives and Challenges — Funding Opportunities, Note 12 — Variable Interest Entities, and Note 15 — Debt and Other Obligations for additional information.

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

    Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At September 30, 2025, the average maturity of long-term power bonds was 13.82 years, and the weighted average interest rate was 4.87 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and tax equivalents, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.  In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at September 30, 2025. See Lease Financing below, Note 12 — Variable Interest Entities, and Note 15 — Debt and Other Obligations for additional information.

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

Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; tax equivalents; debt service on outstanding Bonds; payments to the U.S. Treasury in repayment of and as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment"); and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  See Note 24 — Related Parties.

The rate test for the one-year period ended September 30, 2025, was calculated after the end of 2025, and TVA met the test's requirements.

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

The bondholder protection test for the five-year period ended September 30, 2025, was calculated after the end of 2025, and TVA met the test's requirements.  TVA must next meet the bondholder protection test for the five-year period ending September 30, 2030, and expects to meet the test.

TVA uses proceeds from the issuance of discount notes, in addition to other sources of liquidity, to fund short-term cash needs and scheduled maturities of long-term debt.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowings (in millions)
	At September 30, 2025	For the year ended September 30, 2025	At September 30, 2024	For the year ended September 30, 2024
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$—	$538	$1,168	$787
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,541	N/A	$1,205
Weighted Average Interest Rate
Discount notes	—%	4.37%	4.76%	5.37%

    TVA ended the year at September 30, 2025, with a lower balance of short-term debt as compared to September 30, 2024. The decrease was primarily due to higher redemptions of short-term debt compared to the previous year, and the timing of cash flows, including higher cash from issuance of long-term bonds in the fourth quarter in anticipation of cash needed to pay bond maturities in November 2025.

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

TVA Bonds are traded in the public bond markets and are listed on the New York Stock Exchange ("NYSE") except for TVA's discount notes, and the 2009 Series B power bonds. TVA's Putable Automatic Rate Reset Securities ("PARRS") are traded on the NYSE under the exchange symbols "TVC" and "TVE." Other bonds listed on the NYSE are assigned various symbols by the exchange, which may be noted on the NYSE's website. TVA has also listed certain bonds on foreign exchanges from time to time, including the Luxembourg, Hong Kong, and Singapore Stock Exchanges. See Part I, Item 1A, Risk Factors — Financial, Economic, and Market Risks for additional information regarding the market for TVA's Bonds.

Although TVA Bonds are not obligations of the U.S., TVA, as a corporate agency and instrumentality of the U.S. government, may be impacted if the sovereign credit ratings of the U.S. are downgraded.  According to statements made by the credit rating agencies, the U.S. credit rating may face additional downward pressure if policymakers are unable to respond to the country's growing fiscal challenges, if it appears deterioration in debt affordability or fiscal strength is likely to undermine U.S. economic strength or the role of the U.S. dollar or U.S. Treasury bond market, or if a weakening of governance were to occur. Additionally, TVA may be impacted by how the U.S. government addresses situations of approaching its debt limit. On November 10, 2023, Moody's Investors Service, Inc. ("Moody's") revised the outlook on the U.S. government's credit ratings from stable to negative, and subsequently determined on November 13, 2023, to revise the outlook on TVA's ratings from stable to negative due to the change in the government rating outlook. On May 16, 2025, Moody's downgraded the U.S. government's credit rating from Aaa to Aa1, and on May 19, 2025, Moody's subsequently downgraded TVA's rating from Aaa to Aa1, and the outlook was revised to stable. TVA was not required to post additional collateral due to the downgrade. The outlook on the ratings of TVA is also currently stable with Fitch Ratings, Inc. ("Fitch") and S&P Global Ratings ("S&P"). TVA's rated senior unsecured Bonds are currently rated Aa1, AA+, and AA+, by Moody's, Fitch, and S&P, respectively. TVA's short-term discount notes are not rated. TVA is not able to predict the outcome of any rating changes on the U.S. government or any actions that may be taken on TVA because of actions on the government.

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 12 — Variable Interest Entities.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $1.6 billion and $523 million at September 30, 2025 and 2024, respectively. A summary of cash flow components for the years ended September 30 follows:

Cash provided by (used in):

Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

    Net cash flows provided by operating activities increased $321 million for the year ended September 30, 2025, as compared to the same period of the prior year. The increase was primarily due to higher revenue collections. Revenue collections increased primarily due to the increase in the 2025 wholesale base rate in addition to higher sales volume and higher effective fuel rates. This increase was partially offset by higher payroll and benefit-related payments in addition to higher fuel and purchased power payments as compared to the same period of the prior year.

    Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

    Net cash flows used in investing activities increased $1.1 billion for the year ended September 30, 2025, as compared to the same period of the prior year, driven by increased expenditures for capacity expansion projects, primarily related to natural gas builds and upgrades to the nuclear fleet.

    Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

    Net cash flows provided by financing activities increased $1.8 billion for the year ended September 30, 2025, as compared to the prior year, primarily due to higher debt issuances and proceeds from debt of variable interest entities. Higher net cash flows provided by both financing and operating activities were partially offset by higher net cash used in investing activities. This net activity contributed to the need for debt issuances to maintain higher targeted cash balance levels at year end due to the timing of debt maturities. TVA anticipates a need to increase debt in the coming years as it continues to invest in power system assets, which may result in positive net cash flows provided by financing activities in future periods.

Cash Requirements

Actual capital expenditures and future planned capital expenditures for property, plant, and equipment additions, including environmental projects and new generation, and nuclear fuel are as follows:

Capital Expenditures For the years ended September 30 (in millions)
	Actual		Estimated Capital Expenditures(1)
	2025		2026	2027	2028	2029	2030
Capacity expansion expenditures	$2,957		$2,669	$2,279	$1,557	$687	$1,170
Environmental expenditures(2)	94		239	296	172	122	36
Nuclear fuel	234		277	282	365	594	885
Transmission expenditures	720		669	711	745	834	897
Other capital expenditures(3)	959		824	776	777	784	784
Total capital expenditures	$4,964	(4)	$4,678	$4,344	$3,616	$3,021	$3,772
Notes
(1)  Currently, TVA expects to utilize a combination of Bonds, other financings, or potentially additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments. TVA may also utilize available funding through the IRA and the BIL, other federal funding opportunities, or other third-party financing arrangements. Estimated capital expenditures only include expenditures that are currently planned.  Additional expenditures may be required, among other things, for TVA to meet growth in demand for power in its service area or to comply with new environmental laws, regulations, or orders.
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
(4) The numbers above include the change in construction in progress and nuclear fuel expenditures included in Accounts payable and accrued liabilities of $283 million.

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

TVA has certain obligations and commitments to make future payments, including contracts executed in connection with certain of the planned construction expenditures.  TVA estimates total commitments and contingencies at September 30, 2025, are approximately $6.7 billion for the year ended September 30, 2026, and $55.5 billion for the years thereafter, of which $4.6 billion and $28.0 billion, respectively, are set forth in the table below. See Note 9 — Leases, Note 12 — Variable Interest Entities, Note 15 — Debt and Other Obligations, Note 21 — Benefit Plans, and Note 23 — Commitments and Contingencies for the obligations and commitments attributable to leases, VIEs and membership interests of VIEs subject to mandatory redemption, debt and leaseback obligations, the retirement plan, and unconditional purchase obligations, respectively, for remaining amounts.

Other Commitments and Contingencies Payments due for the years ending September 30 (in millions)
	2026	2027	2028	2029	2030	Thereafter	Total
Interest payments relating to debt(1)	$1,143	$1,082	$1,046	$1,021	$1,017	$11,767	$17,076
Interest payments relating to debt of VIEs	83	80	79	75	74	817	1,208
Interest payments relating to membership interests of VIEs subject to mandatory redemption	1	1	1	1	1	1	6
Purchase obligations
Power(2)	610	447	273	209	177	1,024	2,740
Fuel(3)	1,831	1,340	1,043	649	576	4,404	9,843
Other(4)	900	441	69	47	25	235	1,717
Total	$4,568	$3,391	$2,511	$2,002	$1,870	$18,248	$32,590
Notes
(1) Includes the effects of interest rate derivatives employed to manage interest rate risk.
(2) Includes commitments for energy and/or capacity under power purchase agreements ("PPAs") from hydroelectric, diesel, renewable, and gas-fired facilities, as well as transmission service agreements to support purchases of power from the market. Certain PPAs are accounted for as leases and have lease and non-lease components. For these contracts, the lease component is included in lease obligations (see Note 9 — Leases) and the non-lease component is included in power purchase obligations in the table above. For PPA contracts containing a lease component that have not commenced, the entire commitment amount is included in the table above.
(3) Includes commitments to purchase nuclear fuel, coal, and natural gas, as well as related transportation and storage services.
(4) Primarily includes long-term service contracts, contracts that contain minimum purchase levels for the purchase of limestone along with related storage and transportation, and contractual obligations related to TVA's load control program.

EnergyRight® Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. At September 30, 2025, the total carrying amount of the loans receivable, net of discount, was $57 million. Such amounts are not reflected in the Other Commitments and Contingencies table above. The total carrying amount of the financing obligation was $66 million at September 30, 2025. See Note 10 — Other Long-Term Assets and Note 13 — Other Long-Term Liabilities for additional information.

Key Initiatives and Challenges

Capacity

TVA is focused on building an American energy future — one that provides energy security and national security. Additional load growth for the foreseeable future is expected to challenge TVA's capacity position. New capacity will be needed to support this load growth, replace retiring and expiring capacity, and enable further electrification of the economy. TVA continues to evaluate adding flexible gas plants as a strategy to maintain reliability. TVA is also committed to investing in the future of nuclear with the evaluation of emerging advanced nuclear technologies, such as small modular reactors ("SMRs"), and developing projects such as a solar cap system on closed coal combustion residual ("CCR") facilities. In addition, TVA issued a request for proposal ("RFP") in April 2025 for up to 2,250 MW of new build energy resources for potential PPAs. Energy resources that may participate in this RFP are utility-scale natural gas, battery energy storage systems ("BESS"), solar plus BESS, and solar generation that demonstrate the ability to be commercially operable by CY 2031. TVA is currently evaluating proposals related to the RFP and plans to issue awards in 2027.

    Natural Gas-Fired Units. TVA continues to evaluate adding flexible gas plants as a strategy to maintain reliability. TVA approved an aeroderivative CT project at TVA’s Johnsonville site for $652 million. Pre-commercial plant operations began on Johnsonville Aeroderivative CT Units 25-28 in the first quarter of 2025 and began on Units 21-24 and 29-30 in the second quarter of 2025. Commercial plant operations began on Units 21-25 and 27-30 on May 6, 2025, and Unit 26 on August 20, 2025. The units have a total summer net capability of 530 MW. As of September 30, 2025, TVA had spent $646 million on this project, and TVA expects to spend an additional $6 million on this project.

TVA is replacing generation for one unit at Cumberland with a 1,450 MW combined cycle plant that is expected to be operational by the end of CY 2026. See Coal-Fired Fleet below. As of September 30, 2025, TVA had spent $1.8 billion on this project, and expects to spend an additional $312 million through CY 2026. In addition, as of September 30, 2025, TVA had spent $184 million on long lead time equipment in connection with the potential project to replace generation for the second unit at Cumberland. However, this equipment could be used at other TVA sites if the final project is not approved. TVA could spend up to an additional $1.2 billion on this potential project.

To operate the Cumberland Combined Cycle Plant, TVA has contracted for the transportation of gas from a gas pipeline that will need to be constructed. To construct the pipeline, the pipeline company, Tennessee Gas Pipeline Company, L.L.C.

(“Tennessee Gas”), obtained permits from various state and federal agencies and a certificate of public convenience and necessity from the Federal Energy Regulatory Commission (“FERC”). Challenges to two permits were brought in the United States Court of Appeals for the Sixth Circuit ("Sixth Circuit"), and on October 11, 2024, the Sixth Circuit issued orders staying the permits until the court could review the merits of these cases. On April 4, 2025, the Sixth Circuit denied the petitions for review in both cases, and on April 15, 2025, the Sixth Circuit lifted the temporary stay. A challenge to the FERC certificate is pending before the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”). The D.C. Circuit heard oral arguments on the merits on March 4, 2025, and on September 30, 2025, the D.C. Circuit issued an opinion upholding FERC's decision to issue the certificate of public convenience for the pipeline. See Note 23 — Commitments and Contingencies — Legal Proceedings — Case Involving Cumberland Combined Cycle Plant for a discussion of another lawsuit involving this project.

To replace the nine coal-fired units at Kingston, TVA is constructing a 1,500 MW combined cycle plant that is expected to be operational by the end of CY 2027. See Coal-Fired Fleet below. As of September 30, 2025, TVA had spent $1.8 billion on this project and expects to spend an additional $1.1 billion through CY 2027. In addition, in March 2025, TVA issued an RFP for battery storage related to the Kingston energy complex and is currently evaluating proposals related to the RFP.

To operate the Kingston Combined Cycle Plant, TVA has contracted for the transportation of gas from a gas pipeline that will need to be constructed. To construct the pipeline, the pipeline company, East Tennessee Natural Gas, LLC ("East Tennessee"), has obtained permits from various state and federal agencies and a certificate of public convenience and necessity from FERC. See Note 23 — Commitments and Contingencies — Legal Proceedings — Challenge to Kingston Construction Permit for information about a challenge to the Kingston construction permit.

TVA is constructing a 500 MW New Caledonia simple cycle CT project on TVA land following the completion of environmental reviews under the National Environmental Policy Act ("NEPA") and other applicable laws. The draft Environmental Impact Statement ("EIS") for New Caledonia was made available for public comment in July 2024, the final EIS was published in January 2025, and TVA documented its final decision with the Record of Decision on February 13, 2025. As of September 30, 2025, TVA had spent $300 million on the New Caledonia project and could spend up to an additional $565 million.

TVA is also constructing a 200 MW aeroderivative CT project at TVA's Allen site following the completion of environmental reviews under NEPA and other applicable laws. The draft EIS for Allen was made available for public comment in March 2025, the final EIS was published in July 2025, and TVA documented its final decision with the Record of Decision on September 25, 2025. As of September 30, 2025, TVA had spent $231 million on the project at Allen and could spend up to an additional $132 million.

TVA is exploring a 350 MW project at TVA's Lagoon Creek site for four additional CTs. TVA completed an EIS for 16 units at the site prior to construction of the currently operational 12 units, and TVA is evaluating the existing EIS for NEPA adequacy. As of September 30, 2025, TVA had spent $1 million on the project at Lagoon Creek and could spend up to an additional $669 million.

Nuclear. Amid growth in energy-intensive sectors including artificial intelligence and data centers, TVA is exploring a diverse range of advanced nuclear technologies to help shape the most effective, scalable, secure solutions for the region's growing economy. TVA continues to evaluate these nuclear technologies for potential deployment across TVA's seven-state region as directed by the TVA Board through the establishment of the New Nuclear Program. TVA is strategically partnering with innovative companies to advance the development of new nuclear technologies and to develop a technology, a supply chain, a delivery model, and an industry that can unleash American energy and attract and support companies.

Small Modular Reactors. In December 2019, TVA became the first utility in the nation to successfully obtain approval for an early site permit from the Nuclear Regulatory Commission ("NRC") to potentially construct and operate SMRs at TVA’s Clinch River Nuclear Site. The permit is valid through 2039 and therefore provides TVA a great deal of flexibility to make new nuclear decisions based on energy needs and economic factors. In 2021, TVA initiated a Programmatic EIS ("PEIS") that evaluated a variety of alternatives for a proposed advanced nuclear technology park at the Clinch River Nuclear Site and will provide additional flexibility for future decision making. The Record of Decision was signed in 2022. In the second quarter of 2025, TVA requested public comment on a draft Supplemental EIS that addresses the potential environmental effects associated with site preparation, construction, operation, and decommissioning of one SMR at the Clinch River site. In May 2025, TVA submitted a construction permit application to the NRC for an SMR at the Clinch River Site, and the NRC accepted the application for review in July 2025. In addition, while evaluating alternatives for potential advanced nuclear at the Clinch River Nuclear Site, TVA is exploring the feasibility of applying a similar approach that could deploy additional SMRs at Clinch River and other TVA-owned properties.
The TVA Board has approved up to $350 million to explore advanced reactor technology options under the New Nuclear
Program. Of this amount, TVA had spent $251 million as of September 30, 2025. In addition, TVA and a consortium of co-applicants applied for a U.S. Department of Energy ("DOE") grant to support the future development of a small modular reactor at TVA's Clinch River site in January 2025 and submitted a revised application in April 2025. See Funding Opportunities below. The New Nuclear Program provides a systematic roadmap for TVA’s exploration of advanced nuclear technology, and collaboration with other interested parties will be an important aspect of this program. In December 2022, TVA entered into a multi-party collaborative arrangement to advance the global deployment of the GE Vernova Hitachi Nuclear Energy ("GVH")

BWRX-300 SMR. GVH is responsible for standard design development. See Note 22 — Collaborative Arrangement for additional information. See also Other Nuclear below.

The decision to potentially build SMRs continues to be part of the ongoing discussion as part of the asset strategy for TVA’s future generation portfolio, and any future decision to construct any reactor, advanced or otherwise, would require approval by the TVA Board and the NRC. As of September 30, 2025, TVA had spent $342 million to date on work regarding SMRs, including work to complete the early site permit application for the Clinch River Nuclear Site and work associated with the New Nuclear Program above. Of these amounts, the DOE had reimbursed TVA $29 million. Additional expenditures will be determined based on future project development.

Nuclear Fleet License Extensions. Subject to the completion of all appropriate environmental reviews, TVA is seeking to renew all nuclear generation units' licenses for an additional 20 years. The first license renewal application was submitted to the NRC in January 2024 for the three units at Browns Ferry Nuclear Plant. As of September 30, 2025, TVA had spent $37 million to support the subsequent license renewal ("SLR") of the three units at Browns Ferry and could spend up to an additional $5 million to complete the Browns Ferry SLR.

Other Nuclear. In 2025, TVA signed a PPA to purchase up to 50 MW of electricity from the Kairos Power Hermes 2 Plant in Oak Ridge, Tennessee. The capacity is anticipated to come online as early as 2030. In addition, in 2025, TVA and ENTRA1 Energy signed an agreement to explore the development of plants that could provide TVA with up to 6 gigawatts of new nuclear power generation in TVA's seven-state region through the deployment of six ENTRA1 Energy Plants utilizing NuScale's SMR technology. TVA is also supporting the development of Type One Energy's stellarator fusion reactor at TVA's former Bull Run Fossil Plant ("Bull Run"). In 2025, Type One Energy entered into a service contract with TVA under which TVA's Power Service Shops will develop custom welding and fabrication techniques and create parts for Type One's project. Type One Energy's fusion project aims to supply the Tennessee Valley with secure, reliable, and clean energy. TVA has also signed an agreement with Oklo Inc. to explore the feasibility of recycling TVA’s used fuel at the company’s planned facility in Oak Ridge, Tennessee and pathways for TVA to purchase energy from Oklo Inc.’s proposed SMRs.

Coal-Fired Fleet. TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035, and that evaluation includes environmental reviews and TVA Board of Directors ("TVA Board") approval. TVA is also reviewing how recent executive orders ("EOs"), the evolving regulatory environment, and overall system performance are impacting the operation of its coal-fired fleet. An evaluation of the continued operation of coal-fired units is being conducted and will consider material condition, plant performance, system flexibility needs, environmental requirements, grid support, and other factors.

TVA plans to retire the two coal-fired units at Cumberland, which, at September 30, 2025, accounted for 2,470 MW of TVA's summer net capability. TVA plans to replace generation for one unit with a 1,450 MW combined cycle plant that is expected to be operational by the end of CY 2026 when the first unit is scheduled to be retired. The second unit is scheduled to be retired by the end of CY 2028, and TVA is exploring potential sites for the proposed construction and operation of facilities to replace part of that generation. TVA plans to retire the nine coal-fired units at Kingston by the end of CY 2027 and replace the retired generation with an energy complex that includes at least 1,500 MW of natural gas, 100 MW of battery storage, and 3-4 MW of solar. See Natural Gas-Fired Units above.

Hydroelectric Pumped-Storage. New hydroelectric pumped-storage is one of several technologies that TVA is exploring to help meet peak demands and allow more baseload generation while ensuring the reliability and resiliency of the grid. In 2023, TVA announced sites for a potential future pumped-storage facility and, in May 2025, a draft EIS was made available for public comment. The preferred alternative would have at least four pump-turbines with a total generation capacity between 1,200 MWs and 1,600 MWs. TVA will determine whether to move forward on the preferred alternative based on a wide range of environmental, social, and technical factors, and need. Exploratory drilling is ongoing.

Solar. In November 2022, the TVA Board approved the opportunity for TVA to explore the development of an additional utility-scale solar project, contingent on successfully completing environmental reviews under NEPA and other applicable laws and obtaining the necessary state permits. The project would utilize TVA land, deploying a solar cap system on the closed CCR facility at the TVA Shawnee Fossil Plant ("Shawnee") in Paducah, Kentucky. As of September 30, 2025, TVA had spent $161 million on the project and expects to spend an additional $101 million through 2029. The project's capacity is 99 MW; however, there is an estimated maximum of 96 MW that will be available for distribution due to interconnection limits.

Cost Reduction Initiatives

TVA must continue to drive efficiencies and cost savings across the enterprise to provide low-cost, reliable power, while funding the capital investment needed to meet growing demand. TVA has undertaken a cost optimization initiative designed to reduce planned cost increases by approximately $950 million during the three-year period from 2024 to 2026. TVA met its reduction targets for 2024 and 2025 and has plans to meet the targets set for 2026.

This effort has evolved into an Enterprise Transformation Program ("ETP") designed to enable TVA to deliver at least
$500 million of sustainable reductions to planned cost increases in 2026 and beyond to support future fleet investments needed to meet growing demand. TVA's ETP is focused on improving financial health, enhancing asset performance, automating processes, optimizing third-party spend through supply chain, and making the workforce more efficient. As part of these efforts, certain employees are eligible for severance payments. See Note 3 — Restructuring. The organizational design efforts associated with the ETP were complete as of September 30, 2025; however, the ETP is ongoing as TVA executes the focus areas described above.

Funding Opportunities

TVA continues to evaluate and pursue funding opportunities under the IRA and the BIL to help offset the cost of qualifying projects. In many cases, TVA is directly or indirectly eligible to seek BIL funded opportunities through agency-sponsored and implemented funding opportunities. This exploration does not guarantee that TVA or its partners will receive funds. The IRA makes certain tax-exempt entities, including TVA, eligible for a direct-pay option for certain tax credits for zero-emission energy projects or generation. Obtaining these credits requires TVA to meet certain requirements, to submit tax returns to the Internal Revenue Service ("IRS"), and to retain adequate books and records to support its filings. For TVA to receive direct pay under the IRA for projects beginning construction on or after January 1, 2026, TVA will be required to meet domestic content requirements, unless a cost or availability exception can be established. At September 30, 2025, TVA recorded $72 million in Accounts receivable, net related to these tax credits.

On January 20, 2025, the President issued EO 14154, “Unleashing American Energy,” which in part instructed agencies to pause the disbursement of funds appropriated under the IRA and BIL. On January 21, 2025, the Office of Management and Budget issued Memorandum M-25-11, which clarified that EO 14154 requires agencies to pause disbursement of funds appropriated under the IRA or the BIL only for programs that are inconsistent with the policy of section 2 of EO 14154, related to the Green New Deal, including consumer mandates on electric vehicles and appliances. While the IRA and BIL funding freeze under EO 14154 likely does not apply to funding that TVA is seeking, other governmental actions and funding restrictions may delay any award of grants for which TVA has applied under these acts. Furthermore, the President and Administration have taken a number of other actions that may impact TVA, and multiple court decisions may affect the implementation of these actions. TVA is currently reviewing these actions and related court decisions to evaluate the impact to TVA and is updating its policies and programs as appropriate.

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

In October 2024, a TVA-led coalition that includes 10 LPCs was selected by the DOE to enter negotiations for the Grid Resilience and Innovation Partnerships grant. This $250 million grant, of which TVA would receive approximately 70% for TVA projects, would provide funds for more than 80 TVA and LPC transmission and distribution projects that are designed to increase grid capacity and mitigate extreme weather risks. The upcoming phase will focus on concluding negotiations around terms and conditions and aligning on implementation and compliance processes for the award.

In January 2025, TVA and a consortium of co-applicants applied for a U.S. DOE grant to support the potential development and future deployment of an SMR at TVA’s Clinch River site. The potential development and any future deployment of an SMR at the Clinch River site are subject to TVA Board approval. TVA is following a structured planning process that advances the Clinch River project in phases at which the TVA Board will evaluate and consider approving any next steps. This funding could support not only the deployment of this first of-a-kind technology, but also help establish the supply chain for advanced nuclear and support future deployment of the reactor across the United States. In April 2025, TVA and the consortium of co-applicants submitted a revised application to address new DOE guidance regarding the grant.

Integrated Resource Plan

The Integrated Resource Plan ("IRP") is a risk-informed, comprehensive study of TVA's energy resources and how TVA plans to meet future electricity demand across the service territory. The IRP considers a range of potential future scenarios as well as resource deployment strategies that TVA could employ within those futures. The IRP meets TVA’s requirements for a least cost planning program under Section 113 of the Energy Policy Act of 1992. In May 2023, TVA issued a Notice of Intent to initiate development of a new IRP and associated Programmatic EIS. TVA published a draft IRP and EIS in September 2024 and received public comments on these draft documents. The final IRP was expected to be published in 2025; however, publication of the final IRP has been delayed.

Fiber Optic Network

In 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate distributed energy resources ("DER") as they enter the market. As of September 30, 2025, TVA had spent $278 million on installation of the fiber optic lines and expects to spend an additional $22 million through 2027.

System Operations Center

A new system operations center was approved by the TVA Board. The new secured facility is being built to accommodate a new energy management system and adapt to new regulatory requirements, and will improve reliability, have improved physical security from the previous center, and be flexible to help accommodate operational growth requirements, including future renewables. Construction of the facility was completed in FY 2025, and the facility is expected to be fully operational in CY 2026. As of September 30, 2025, TVA had spent $326 million on the project and expects to spend an additional $4 million.

Energy Management System

A new energy management system was approved by the TVA Board. As the current energy management system is nearing the end of its life cycle, this project will replace the existing analog system with a digital system. The new digital system will have higher capacity and speed for communications with the TVA grid and for inputs from monitoring equipment, will network the new control center with existing locations, and will enable better remote visibility and control to help mitigate reliability challenges. The system is expected to be complete in CY 2027. As of September 30, 2025, TVA had spent $95 million on the project and expects to spend an additional $13 million.

Sequoyah Nuclear Plant Unit 2

Sequoyah Unit 2 tripped on July 30, 2024, due to failure of the main generator. As a result, the project to restack and rewind the main generator was pulled forward in the Nuclear Life Extension ("NLE") plan. In June 2025, the unit returned to service, and as of September 30, 2025, TVA had spent $133 million related to this project and could spend up to an additional $8 million. In October 2025, TVA received $48 million of property loss insurance proceeds related to this project.

Coal Combustion Residuals

    Coal Combustion Residuals Facilities. TVA is pursuing a programmatic approach to address environmental impacts related to the previous storage, use and disposal of its CCR in accordance with applicable law (“CCR Program”). Under the CCR Program, TVA performed stability remediation of all at-risk facilities, completed the conversion of all operational coal-fired plants to dry CCR storage, and ceased operation of wet CCR storage facilities.

    Dry generation and dewatering projects. TVA has accomplished the conversion from wet to dry handling of CCR materials at all operating coal plants with the completion of dry generation and/or dewatering projects at Bull Run, Cumberland, Gallatin Fossil Plant ("Gallatin"), Kingston, and Shawnee.

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

    CCR facilities closures. TVA is working to close CCR facilities in accordance with federal and state requirements. Closure project schedules and costs are driven by the selected closure methodology (such as closure-in-place or closure-by-removal) and associated regulatory requirements. Through implementation of applicable state and federal requirements, TVA anticipates that the predominant closure methodology for its CCR units is closure in place. TVA issued a PEIS in June 2016 that programmatically evaluated the closure of CCR impoundments at TVA's coal-fired plants. TVA issued its associated Record of Decision in July 2016. The PEIS assessed the potential environmental effects associated with various modes of impoundment closures and through subsequent NEPA documents specifically evaluated and addressed closure methods at 10 impoundments. TVA subsequently decided to close those impoundments. The method of final closure for each of these facilities will depend on various factors, including approval by appropriate regulators and applicable closure requirements of state and federal regulations. Additional site-specific NEPA studies will be conducted, as warranted, as other facilities are considered for closure. See Note 14 — Asset Retirement Obligations.

    Groundwater monitoring. Compliance with EPA's CCR rule ("CCR Rule") requires implementation of a groundwater monitoring program and ongoing analysis. In compliance with the CCR Rule, TVA published the results of the 2024 groundwater testing at its CCR facilities during the second quarter of 2025. Similar to prior years, the tests identified certain CCR units with constituents at statistically significant levels above site-specific groundwater protection standards. TVA has completed an assessment of corrective measures ("ACM"), which analyzes the effectiveness of potential corrective actions, and has published ACM reports to its CCR Rule Compliance Data and Information website. Based on the results of the ACM, TVA is required to select a remedy as soon as feasible. TVA has selected remedies for two of its plants: a groundwater pump and treat system at the Allen East Ash Disposal Area and monitored natural attenuation at Shawnee. TVA continues to investigate and evaluate remedies for its other plants and will continue posting semi-annual progress reports on the status of remedy selection until the final remedy is selected. The cost of these final remedies cannot reasonably be predicted until investigations and evaluations are complete and remedial methods are selected.

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

As of September 30, 2025, TVA had spent approximately $3.5 billion on its CCR Program. Through 2030, TVA expects to spend an additional $2.1 billion on the CCR Program. Estimates for these amounts and costs after 2030 may change depending on the final closure method selected for each facility. While the conversion portion of the CCR Program is completed, TVA will continue to undertake CCR closure and storage projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

    TVA was involved in two lawsuits concerning the CCR facilities at Gallatin. One case was resolved by the entry of a consent order, under which TVA agreed to close the existing ash facility by removal, either to an on-site landfill or to an offsite facility. The removal plan and the Environmental Assessment Report ("EAR") were approved by Tennessee Department of Environment and Conservation ("TDEC") in 2023. TVA submitted the Gallatin Ash Pond Complex Corrective Action/Risk Assessment ("CARA") Plan to TDEC in January 2024. See Note 14 — Asset Retirement Obligations.

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

On May 8, 2024, EPA published its legacy coal combustion residual rule ("Legacy CCR Rule"), which expanded the scope of the regulatory requirements of the 2015 CCR Rule to include two additional classes of units: legacy CCR surface impoundments ("Legacy SIs") and CCR Management Units ("CCRMUs"). As a result of the enactment of the final rule, during 2024, TVA recorded additional estimated AROs of $3.1 billion and recorded a corresponding regulatory asset of $3.1 billion due to these AROs being associated with closed sites and asset retirement costs having been fully depreciated. These amounts are forward-looking and are subject to various uncertainties, and actual amounts may differ materially based upon a number of factors, including, but not limited to, the outcome of legal challenges to the Legacy CCR Rule, ongoing evaluations of the number and scope of newly regulated units, and determinations on final closure requirements and performance standards. In 2025, TVA recorded a net decrease of $500 million related to the final Legacy CCR Rule for updated cost estimates. See Part I, Item 1, Business — Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals, Part I, Item 1A, Risk Factors — Regulatory, Legislative, and Legal Risks, and Note 14 — Asset Retirement Obligations.

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

Pursuant to a remedial action plan that has been approved by TDEC, TVA has installed a groundwater pump and treat system at the Allen East Ash Disposal Area. In addition, TVA is taking steps to close both the East Ash Disposal Area and the nearby West Ash Disposal Area at Allen. On November 29, 2021, after obtaining the necessary approvals from TDEC, TVA began removing CCR materials to an offsite, lined landfill, and removal and closure activities are expected to continue through 2031.

Real Property Portfolio

TVA engages in ongoing Tennessee Valley-wide real property portfolio evaluations of buildings, structures, and land as part of the strategic real estate program, which focuses on reducing cost, right-sizing the portfolio, and aligning real estate holdings with TVA's strategic direction. TVA is evaluating its use of the Chattanooga Office Complex. In February 2025, the TVA Board voted to surplus the Missionary Ridge and Blue Ridge buildings at the Chattanooga Office Complex, subject to Chief Executive Officer ("CEO") determination of disposal. Subject to such further CEO determination, these buildings will remain in operation until the system operations center becomes fully operational, which is expected in CY 2026.

Supply Chain and Inflation Pressures

TVA continues to experience supply chain pressures resulting from inflation, tariffs and other trade restrictions, material constraints, and labor availability. These factors have contributed to project delays, limited availability of critical materials, and increased costs for both materials and labor. To help mitigate these risks, TVA actively manages its supply chain through strategic contracting, demand management strategies, and proactive supplier engagement and support. While most tariff-related impacts have been minor to date, prolonged or project-specific tariffs could have more significant long-term effects. TVA anticipates that inflationary and tariff pressures will persist into 2026. Although these challenges have been managed with limited disruption to business operations thus far, continued or escalating pressures could result in more substantial operational impacts and increased pressure on power rates.

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

Critical Accounting Estimates

TVA's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"), which require management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA's financial results. Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change also would materially impact TVA's financial condition, results of operations, or cash flows. TVA's critical accounting policies are discussed in Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

Asset Retirement Obligations

TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets. These obligations relate to TVA's generating facilities, including coal-fired, nuclear, hydroelectric, and natural gas and/or oil-fired. They also pertain to coal ash impoundments, transmission facilities, and other property-related assets. Activities involved with the retirement of these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site restoration. TVA periodically reviews its estimated asset retirement obligation ("ARO") liabilities. Revisions to the ARO estimates are made whenever factors indicate that the timing or amounts of estimated cash flows have changed. Any change to an ARO liability is recognized prospectively as an equivalent increase or decrease in the carrying value of the capitalized asset. Any accretion or depreciation expense related to these liabilities and assets is charged to a regulatory asset. See Note 11 — Regulatory Assets and Liabilities — Nuclear Decommissioning Costs and Non-Nuclear Decommissioning Costs and Note 14 — Asset Retirement Obligations for explanations of changes in estimates.

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

    Nuclear Decommissioning. Decommissioning cost studies are updated for each of TVA's nuclear unit's long-lived assets at least every five years. At September 30, 2025, the estimated future nuclear decommissioning cost recognized in the financial statements was $4.0 billion and was included in AROs, and the unamortized regulatory asset related to nuclear decommissioning ARO costs of $149 million was included in Regulatory assets.

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

    The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. A 10 percent change in TVA's forecasted costs for nuclear decommissioning activities at September 30, 2025, would have affected the liability by approximately $398 million.

    Non-Nuclear Decommissioning. At September 30, 2025, the estimated future non-nuclear decommissioning cost recognized in the financial statements was $6.4 billion and was included in AROs, and the unamortized regulatory asset related to non-nuclear decommissioning ARO costs of $5.6 billion was included in Regulatory assets.

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

The following key assumptions can have a significant effect on estimates related to the non-nuclear decommissioning costs:

    Timing and Method – In projecting non-nuclear decommissioning costs, the date of the asset's retirement must be estimated. In instances where the retirement of a specific asset will precede the retirement of the generating plant, the anticipated retirement date of the specific asset is used. Additionally, TVA expects to incur certain ongoing costs subsequent to the initial asset retirement. TVA develops its cost estimates based on likelihood of decommissioning method where options exist in fulfilling legal obligations (e.g., closure-in-place or closure-by-removal for coal ash impoundments).  The decommissioning method is determined based on several factors including available technologies, environmental studies, cost factors, resource availability, and timing requirements.  As these factors are considered and decommissioning closure methods are determined, the detailed project schedules and estimates are adjusted. Non-nuclear decommissioning cost estimates, including CCR post-closure care and monitoring costs and asbestos removal, are studied for revision at least every five years, but revised more frequently if updated cost information becomes available that causes management's expectation of cost to change materially. TVA completed the study of its non-nuclear plant decommissioning obligations in September 2025, resulting in a decrease of $27 million. See Note 11 — Regulatory Assets and Liabilities — Non-Nuclear Decommissioning Costs.

Technology and Regulation – Changes in technology and experience as well as changes in regulations regarding non-nuclear decommissioning could cause cost estimates to change significantly. TVA's cost estimates generally assume current technology and regulations. In April 2015, EPA published its final rule governing CCR, which regulates landfill and impoundment location, design, and operations; dictates certain pond-closure conditions; and establishes groundwater monitoring and closure and post-closure standards. On May 8, 2024, EPA published its Legacy CCR Rule, which expands the scope of the existing regulatory requirements of the 2015 CCR Rule to include two additional classes of units: Legacy SIs and CCRMUs. As a result of the enactment of the final rule, during 2024, TVA recorded additional estimated AROs of $3.1 billion and recorded a corresponding regulatory asset of $3.1 billion due to these AROs being associated with closed sites and asset retirement costs having been fully depreciated. In 2025, TVA recorded a net decrease of $500 million in the AROs related to the final Legacy CCR Rule for updated cost estimates. TVA continues to evaluate the impact of the rule on its operations, including cost and timing estimates of related projects.  As a result, further adjustments to its ARO liabilities may be required as estimates are refined.

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

    The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in the discount or escalation rates, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. A 10 percent change in TVA's forecasted costs for non-nuclear decommissioning activities at September 30, 2025, would have affected the liability by approximately $644 million.

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

Derivatives. TVA has historically entered into various derivative transactions, including commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures, to manage various market risks. Other than certain derivative instruments included in investment funds, it is TVA's policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes. See Note 11 — Regulatory Assets and Liabilities and Note 16 — Risk Management Activities and Derivative Transactions for explanations of changes in estimates.

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

Commodity Contract Derivatives.  TVA enters into certain commodity contract derivatives for natural gas that require physical delivery of the contracted quantity. The natural gas commodity contract derivatives are classified as Level 2 valuations based on market approaches which utilize short-term and mid-term market-quoted prices from an external industry brokerage firm.

TVA maintains policies and procedures to value commodity contracts using what is believed to be the best and most relevant data available.  In addition, TVA's risk management group reviews valuations and pricing data.

Commodity Derivatives under the Financial Hedging Program ("FHP"). Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures. The commodity derivatives under the FHP are classified as Level 2 valuations based on market approaches which utilize short-term and mid-term market-quoted prices from an external industry brokerage firm.

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

All derivative instruments are analyzed individually and are subject to unique risk exposures.  The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $3 million decrease in the fair value of liabilities at September 30, 2025.

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

Certain key actuarial assumptions critical to the pension and postretirement accounting estimates include expected long-term rate of return on plan assets, discount rates, projected health care cost trend rates, cost of living adjustments ("COLA"), and mortality rates. Every five years, a formal actuarial experience study that compares assumptions to the actual experience is conducted. Additional ad-hoc experience studies are performed as needed to review recent experience and validate recommended changes to the actuarial assumptions used based upon TVA's last experience study in 2023. See Note 21 — Benefit Plans for explanations of changes in assumptions and estimates.

    Expected Return on Plan Assets. The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. In determining the expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice, the current outlook on capital markets, the asset allocation policy, and the anticipated impact of active management. In June 2025, the TVARS Board approved a new asset allocation policy, but had no changes to the 6.50 percent expected return on assets assumption adopted in 2022.

    TVA recognizes the impact of asset performance on pension expense over a three-year phase-in period through a market-related value of assets ("MRVA") calculation. The MRVA recognizes investment gains and losses over a three-year period and is used in calculating the expected return on assets and the recognized net actuarial loss components of pension net periodic benefit cost.

    A higher expected rate of return assumption decreases the net periodic pension benefit costs, whereas a lower expected rate of return assumption increases the net periodic pension benefit cost. The plan's actual rate of return for 2025 was 4.90 percent compared to the assumption of 6.50 percent. The difference between the expected and actual return on plan assets resulted in an actuarial loss of $93 million that is recognized as an increase in the related regulatory asset and an increase in the pension benefit obligation at September 30, 2025.

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

    The discount rate is somewhat volatile because it is determined based upon the prevailing rate of long-term corporate bonds as of the measurement date. A higher discount rate decreases the plan obligations and correspondingly decreases the net periodic pension and net post-retirement benefit costs for those plans where actuarial losses are being amortized. Alternatively, a lower discount rate increases net periodic pension and net periodic post-retirement benefit costs. The discount rates used to determine the pension and post-retirement benefit obligations were 5.47 percent and 5.62 percent, respectively, at September 30, 2025.

    Health Care Cost Trends. In establishing health care cost trend rates for the post-retirement obligation, TVA reviews actual recent cost trends and projected future trends considering health care inflation, changes in health care utilization, and changes in plan benefits and premium experience. The pre-Medicare eligible per capita claims costs and per capita contributions trend rates are both reset to the initial rate of 7.75 percent, declining 0.50 percent in 2026 and 0.25 percent per year thereafter until they reach the ultimate trend rate of 5.00 percent in 2036. The post-Medicare current health care cost trend rate is zero percent for years 2025 through 2028, reaching the ultimate rate of 4.00 percent in 2029. TVA recognized a $28 million gain from the change in post-Medicare health care cost trend rate due to the Medicare supplement insurance premiums on the private exchange escalating at a lower rate than previously assumed. Additionally, TVA recognized an $18 million actuarial gain to reflect changes in the observed and anticipated pre-Medicare per capita claims costs and contributions. The net actuarial gains from health cost trends and observed and anticipated plan experience are recognized as an increase in the related regulatory liability and a decrease in the post-retirement obligation at September 30, 2025.

    Cost of Living Adjustments. COLAs are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase.  This assumption is based on the long-term expected future rate of inflation, which is based on the capital market outlooks, economic forecasts, and the Federal Reserve policy.  See Note 21 — Benefit Plans — Plan Assumptions — Cost of Living Adjustment for further discussion on the calculation of the COLA.  The actual COLA for CY 2025 was 2.77 percent. The CY 2026 COLA is assumed to be 2.49 percent, and for years thereafter the COLA is assumed to be 2.00 percent. A higher COLA increases the pension benefit obligation whereas a lower COLA assumption decreases the obligation. The actual CY COLA and the long-term COLA assumption are used to determine the benefit obligation at September 30 and the net periodic benefit costs for the following fiscal year.

Mortality. TVA's mortality assumptions are based upon actuarial projections in combination with actuarial studies of the actual mortality experience of TVARS's pension and post-retirement benefit plan participants taking into consideration the Society of Actuaries ("SOA") mortality table and projection scales as of September 30, 2025. TVA continues to monitor the availability of updates to mortality tables, longevity improvement scales, and mortality reviews and experience studies to consider whether these updates should be reflected in the current year mortality assumption.

    The following tables illustrate the estimated effects of changing certain of the critical actuarial assumptions discussed above, while holding all other assumptions constant and excluding any impact for unamortized actuarial gains and losses:

Sensitivity to Certain Changes in Pension Assumptions (in millions)
Actuarial Assumption	Actual Assumption	Change in Assumption	Impact
Effect on 2025 pension expense:
Discount rate	4.95%	(0.25)%	$12
Expected return on assets	6.50%	(0.25)%	19
COLA	2.00%	0.25%	20

Effect on benefit obligation at September 30, 2025:
Discount rate	5.47%	(0.25)%	$241
COLA	2.00%	0.25%	168

Sensitivity to Changes in Assumed Health Care Cost Trend Rates
	1% Increase	1% Decrease
Effect on total of service and interest cost components for 2025	$4	$(4)
Effect on end-of-year accumulated post-retirement benefit obligation at September 30, 2025	35	(32)

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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities. As of September 30, 2025, TVA had accrued approximately $11 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

Risk Governance

    The Enterprise Risk Council ("ERC") is responsible for the highest level of risk oversight at TVA and is also responsible for communicating enterprise-wide risks with policy implications to the TVA Board or a designated TVA Board committee. The ERC is comprised of the Executive Council and the Chief Risk Officer ("CRO"), who acts as Chair. ERC members may invite additional attendees to meetings as non-voting participants. The ERC has also established subordinate committees, consisting of business unit leaders, to assist in the oversight of fuel and power procurement, DER programs and products, security, artificial intelligence, privacy, and technology risks, and general risk management.

    TVA has a designated Enterprise Risk Management ("ERM") organization within its Finance organization responsible for (1) establishing enterprise risk management policies and guidelines, (2) developing an enterprise risk profile aligned with TVA's strategic objectives, (3) performing annual risk assessments across all TVA business units, (4) monitoring and reporting on identified enterprise risks and emerging risks, (5) facilitating enterprise risk discussions with the risk subject matter experts across the organization and at the ERC and TVA Board levels, and (6) developing and improving TVA's risk awareness culture. TVA has cataloged major short-term and long-term enterprise level risks across the organization. A discussion of significant risks is presented in Part I, Item 1A, Risk Factors.

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

Commodity Contract Derivatives. TVA manages risk with commodity contract derivatives for natural gas that require physical delivery of the contracted quantity. An immediate 10 percent decline in the market price of natural gas on both September 30, 2025 and 2024, would have resulted in decreases of less than $1 million in the fair value of TVA's natural gas derivative instruments at these dates.

Commodity Derivatives under the FHP. TVA manages risk with commodity derivatives under the FHP by hedging exposure to the price of natural gas. An immediate 10 percent decline in the market price of natural gas on September 30, 2025 and 2024, would have resulted in a decrease of approximately $106 million and $72 million, respectively, in the fair value of TVA's natural gas derivative instruments under the FHP.

Investment Price Risk

TVA's investment price risk relates primarily to investments in TVA's NDT, ART, pension plan assets, SERP, DCP, and RP.

Nuclear Decommissioning Trust.  The NDT is generally designed to achieve a return in line with overall equity and debt market performance.  The assets of the trust are invested in debt and equity securities, private partnerships, and certain derivative instruments including forwards, futures, options, and swaps, and through these investments the trust has exposure to U.S. equities, international equities, real estate investment trusts, natural resource equities, high-yield debt, domestic debt, U.S. TIPS, treasuries, private real assets, private equity, and private credit strategies.  At September 30, 2025 and 2024, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $371 million and $333 million, respectively.

Asset Retirement Trust.  The ART is presently invested to achieve a return in line with overall equity and debt market performance. The assets of the trust are invested in debt and equity securities, private partnerships, and certain derivative instruments including options, and through these investments the trust has exposure to U.S. equities, real estate investment trusts, natural resource equities, high-yield debt, domestic debt, TIPS, treasuries, private real assets, private equity, and private credit strategies.  At September 30, 2025 and 2024, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $173 million and $152 million, respectively.

Qualified Pension Plan. In June 2025, based on current market conditions and updated capital market assumptions, the asset allocation policy was modified to progress towards the goal of reducing risk and volatility in the TVARS investment portfolio. TVARS investments will be reallocated in a prudent manner over time to move toward the new asset allocation targets. The TVARS asset allocation policy for qualified pension plan assets has targets of 68 percent fixed income assets, 20 percent equity assets, and 12 percent real assets. Pursuant to the TVARS Rules and Regulations, any proposed changes in asset allocation that would change TVARS's assumed rate of investment return are subject to the review and veto of the TVA Board.

    As set forth above, the qualified pension plan assets are invested across fixed income, equities, and real assets. The TVARS asset allocation policy includes permissible deviations from target allocations, and action can be taken, as appropriate, to rebalance the plan's assets consistent with the asset allocation policy. At September 30, 2025 and 2024, an immediate 10 percent decrease in the value of the net assets of the fund would have reduced the value of the fund by approximately $859 million and $867 million, respectively.

    Supplemental Executive Retirement Plan. The SERP is a non-qualified defined benefit pension plan similar to those typically found in other companies in TVA's peer group and is provided to selected employees of TVA. TVA's SERP was created to recruit and retain key executives. The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA's qualified defined benefit plan and Internal Revenue Code Section 415 limits on qualified retirement plans. The SERP currently targets an asset allocation policy for its plan assets of 64 percent equity securities, which includes U.S. and non-U.S. equities, and 36 percent fixed income securities. The SERP plan assets are presently invested to achieve a return in line with overall equity and debt market performance. At both September 30, 2025 and 2024, an immediate 10 percent decrease in the value of the SERP investments would have reduced the value of the investments by $10 million.

    Deferred Compensation Plan. The DCP is designed to provide participants with the ability to defer compensation to future periods. The plan assists in the recruitment of top executive talent for TVA. As in other corporations, deferred compensation can be an integral part of a total compensation package. Assets currently include deferral balances. The default return on investment of the accounts is interest calculated based on the composite rate of all marketable U.S. Treasury issues. Executives may alternatively choose to have their balances adjusted based on the return of certain mutual funds. At both September 30, 2025 and 2024, an immediate 10 percent decrease in the value of the deferred compensation accounts would have reduced the value of the accounts by $2 million.

Restoration Plan. The RP is a non-qualified excess 401(k) plan designed to allow certain eligible employees whose contributions to the 401(k) plan are limited by IRS rules to save additional amounts for retirement and receive non-elective and matching employer contributions. The plan is designed to provide a competitive level of retirement benefits and assist in the recruitment of executive talent for TVA. The default return on investment of the accounts is interest calculated based on the composite rate of all marketable U.S. Treasury issues. Executives may alternatively choose to have their balances adjusted based on the return of certain mutual funds. At both September 30, 2025 and 2024, an immediate 10 percent decrease in the value of the RP accounts would have reduced the value of the accounts by less than $1 million.

Interest Rate Risk

TVA's interest rate risk is related primarily to its short-term investments, short-term debt, long-term debt, and interest rate derivatives.

Investments.  At September 30, 2025, TVA had $1.6 billion of cash and cash equivalents, and the average balance of cash and cash equivalents for 2025 was $898 million.  The average interest rate that TVA received on its short-term investments during 2025 was 4.36 percent. If the rates of interest that TVA received on its short-term investments during 2025 were 3.36 percent, TVA would have received $9 million less in interest from its short-term investments.  At September 30, 2024, TVA had $502 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2024 was $600 million.  The average interest rate that TVA received on its short-term investments during 2024 was 5.39 percent.  If the rates that TVA received on its short-term investments during 2024 were 4.39 percent, TVA would have received approximately $6 million less in interest from its short-term investments.  In addition to affecting the amount of interest that TVA receives from its short-term investments, changes in interest rates could affect the value of the investments in its NDT, ART, pension plan assets, SERP, DCP, and RP.  See Risk Management Activities — Investment Price Risk above.

Short-Term Debt.  At September 30, 2025, TVA's current maturities of power bonds and debt of variable interest entities were $1.4 billion.  Based on TVA's interest rate exposure at September 30, 2025, an immediate one percentage point increase in interest rates would have resulted in an increase of $14 million in TVA's short-term interest expense.  At September 30, 2024, TVA's short-term borrowings were $1.2 billion, and the current maturities of power bonds and debt of variable interest entities were $1.1 billion.  Based on TVA's interest rate exposure at September 30, 2024, an immediate one percentage point increase in interest rates would have resulted in an increase of $22 million in TVA's short-term interest expense.

Long-Term Debt.  At September 30, 2025 and 2024, the interest rates on all of TVA's outstanding long-term debt were fixed (or subject only to downward adjustment under certain conditions).  Accordingly, an immediate one percentage point increase in interest rates would not have affected TVA's interest expense associated with its long-term debt.  When TVA's long-term debt matures or is redeemed, however, TVA typically refinances debt in whole or in part by issuing additional debt. Accordingly, if interest rates are high when TVA issues this additional debt, TVA's cash flows, results of operations, and financial condition may be adversely affected.  This risk is somewhat mitigated by the fact that TVA's debt portfolio is diversified in terms of maturities and has a long average life.  At September 30, 2025 and 2024, the average life of TVA's debt portfolio was 13.82 years and 13.96 years, respectively.  At September 30, 2025 and 2024, the average interest rate of TVA's debt portfolio was 4.87 percent and 4.69 percent, respectively. See Note 15 — Debt and Other Obligations — Debt Outstanding for a schedule of TVA's debt maturities.

Interest Rate Derivatives. Changes in interest rates also affect the mark-to-market ("MtM") valuation of TVA's interest rate derivatives.  See Note 16 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives. TVA had two interest rate swaps outstanding at both September 30, 2025 and 2024. Net unrealized gains and losses on the swaps are reflected on TVA's Consolidated Balance Sheets in a regulatory liability or asset account, and realized gains and losses are reflected in earnings.  Based on TVA's interest rate exposure at September 30, 2025 and 2024, an immediate one percentage point decrease in interest rates would have increased the interest rate swap liabilities by $253 million and $293 million, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30
 (in millions)

	2025	2024	2023
Operating revenues
Revenue from sales of electricity	$13,486	$12,128	$11,899
Other revenue	186	186	155
Total operating revenues	13,672	12,314	12,054
Operating expenses
Fuel	2,376	2,169	2,549
Purchased power	2,106	1,581	1,633
Operating and maintenance	3,717	3,641	3,372
Depreciation and amortization	2,271	2,138	2,213
Tax equivalents	633	557	593
Total operating expenses	11,103	10,086	10,360
Operating income	2,569	2,228	1,694
Other income, net	92	71	61
Other net periodic benefit cost	105	98	199
Interest expense	1,196	1,066	1,056
Net income	$1,360	$1,135	$500
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

ASSETS
	2025	2024
Current assets
Cash and cash equivalents	$1,576	$502
Accounts receivable, net	2,119	1,801
Inventories, net	1,193	1,155
Regulatory assets	127	191
Other current assets	162	120
Total current assets	5,177	3,769

Property, plant, and equipment
Completed plant	71,574	70,989
Less accumulated depreciation	(38,716)	(38,793)
Net completed plant	32,858	32,196
Construction in progress	6,760	4,879
Nuclear fuel	1,185	1,261
Finance leases	663	729
Total property, plant, and equipment, net	41,466	39,065

Investment funds	5,573	4,968

Regulatory and other long-term assets
Regulatory assets	8,047	9,408
Operating lease assets, net of amortization	113	149
Other long-term assets	506	344
Total regulatory and other long-term assets	8,666	9,901

Total assets	$60,882	$57,703
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	2025	2024
Current liabilities
Accounts payable and accrued liabilities	$3,299	$2,910
Accrued interest	348	280
Asset retirement obligations	313	283
Regulatory liabilities	228	174
Short-term debt, net	—	1,167
Current maturities of power bonds	1,370	1,022
Current maturities of long-term debt of variable interest entities	49	37
Total current liabilities	5,607	5,873

Other liabilities
Post-retirement and post-employment benefit obligations	2,183	2,887
Asset retirement obligations	10,101	10,523
Finance lease liabilities	640	700
Other long-term liabilities	1,606	1,712
Regulatory liabilities	141	83
Total other liabilities	14,671	15,905

Long-term debt, net
Long-term power bonds, net	20,461	17,867
Long-term debt of variable interest entities, net	1,632	897
Total long-term debt, net	22,093	18,764

Total liabilities	42,371	40,542

Commitments and contingencies (Note 23)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	17,797	16,437
Total power program proprietary capital	18,055	16,695
Nonpower programs appropriation investment, net	510	518
Accumulated other comprehensive loss	(54)	(52)
Total proprietary capital	18,511	17,161

Total liabilities and proprietary capital	$60,882	$57,703
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30
(in millions)

	2025	2024	2023
Net income	$1,360	$1,135	$500
Other comprehensive income (loss)
Net unrealized gain on cash flow hedges	1	25	99
Net unrealized (gain) reclassified to earnings from cash flow hedges	(3)	(48)	(42)
Total other comprehensive income (loss)	(2)	(23)	57
Total comprehensive income	$1,358	$1,112	$557
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the years ended September 30
 (in millions)

	2025	2024	2023
Cash flows from operating activities
Net income	$1,360	$1,135	$500
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	2,293	2,160	2,235
Amortization of nuclear fuel cost	308	364	371
Non-cash retirement benefit expense	148	138	241
Other regulatory amortization and deferrals	63	(71)	31
Changes in current assets and liabilities
Accounts receivable, net	(209)	(16)	301
Inventories and other current assets, net	(56)	(70)	(83)
Accounts payable and accrued liabilities	61	44	(1)
Accrued interest	67	8	(1)
Pension contributions	(310)	(304)	(306)
Settlements of asset retirement obligations	(258)	(283)	(327)
Other, net	(143)	(102)	(89)
Net cash provided by operating activities	3,324	3,003	2,872

Cash flows from investing activities
Construction expenditures	(4,457)	(3,281)	(2,526)
Nuclear fuel expenditures	(224)	(294)	(273)
Acquisition of leasehold interests in combustion turbine assets	—	—	(155)
Purchases of investments	(48)	(52)	(51)
Loans and other receivables
Advances	—	(4)	(7)
Repayments	12	6	8
Other, net	56	34	10
Net cash used in investing activities	(4,661)	(3,591)	(2,994)

Cash flows from financing activities
Long-term debt
Issues of power bonds	3,967	991	992
Proceeds from variable interest entities	800	—	—
Redemptions and repurchases of power bonds	(1,022)	(1,022)	(29)
Redemptions of debt of variable interest entities	(41)	(35)	(39)
Short-term debt issues (redemptions), net	(1,166)	734	(740)
Payments on leases and leasebacks	(82)	(76)	(56)
Financing costs, net	(30)	(5)	(4)
Other, net	(15)	3	(1)
Net cash provided by financing activities	2,411	590	123
Net change in cash, cash equivalents, and restricted cash	1,074	2	1
Cash, cash equivalents, and restricted cash at beginning of year	523	521	520
Cash, cash equivalents, and restricted cash at end of year	$1,597	$523	$521
Note (1) Including amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
For the years ended September 30
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2022	$258	$14,800	$533	$(86)	$15,505
Net income (loss)	—	508	(8)	—	500
Total other comprehensive income	—	—	—	57	57
Return on power program appropriation investment	—	(6)	—	—	(6)
Balance at September 30, 2023	$258	$15,302	$525	$(29)	$16,056
Net income (loss)	—	1,142	(7)	—	1,135
Total other comprehensive (loss)	—	—	—	(23)	(23)
Return on power program appropriation investment	—	(7)	—	—	(7)
Balance at September 30, 2024	$258	$16,437	$518	$(52)	$17,161
Net income (loss)	—	1,368	(8)	—	1,360
Total other comprehensive (loss)	—	—	—	(2)	(2)
Return on power program appropriation investment	—	(8)	—	—	(8)
Balance at September 30, 2025	$258	$17,797	$510	$(54)	$18,511
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

Basis of Presentation

    The accompanying consolidated financial statements, which have been prepared in accordance with GAAP, include the accounts of TVA and variable interest entities ("VIEs") of which TVA is the primary beneficiary. See Note 12 — Variable Interest Entities. Intercompany balances and transactions have been eliminated in consolidation.

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

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash At September 30 (in millions)
	2025	2024
Cash and cash equivalents	$1,576	$502
Restricted cash and cash equivalents included in Other long-term assets	21	21
Total cash, cash equivalents, and restricted cash	$1,597	$523

TVA's balance of Cash and cash equivalents increased at September 30, 2025 due to the issuance of long-term bonds in the fourth quarter in anticipation of cash needed to pay bond maturities in November 2025.

Allowance for Uncollectible Accounts

TVA recognizes an allowance that reflects the current estimate for credit losses expected to be incurred over the life of the financial assets based on historical experience, current conditions, and/or reasonable and supportable forecasts that affect the collectability of the reported amounts. The appropriateness of the allowance is evaluated at the end of each reporting period.

To determine the allowance for trade receivables, TVA considers historical experience and other currently available information, including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements by the due date. TVA's corporate credit department also performs an assessment of the financial condition of customers and the credit quality of the receivables. In addition, TVA reviews other reasonable and supportable forecasts to determine if the allowance for uncollectible amounts should be further adjusted in accordance with the accounting guidance for Current Expected Credit Losses. As of September 30, 2025, TVA adopted the practical expedient in accordance with the accounting guidance for Current Expected Credit Losses, to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses for trade receivables based on TVA's corporate credit department assessment of the financial condition of customers and the credit quality of the receivables.

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

The allowance for uncollectible accounts was $14 million and less than $1 million at September 30, 2025, and 2024, respectively, for trade accounts receivable.  At September 30, 2025, the allowance for uncollectible accounts included $14 million related to one local power company customer ("LPC"). Additionally, loans receivable of $86 million and $105 million at September 30, 2025 and 2024, respectively, are included in Accounts receivable, net and Other long-term assets for the current and long-term portions, respectively. Loans receivable are reported net of allowances for uncollectible accounts of $2 million at both September 30, 2025 and 2024.

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

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenues earned during pre-commercial operations at the fair value of the energy delivered based on TVA's hourly incremental dispatch cost. Pre-commercial plant operations began on Paradise Combustion Turbine ("CT") Units 5-7 in the first quarter of 2024, and the units became operational on December 29, 2023. Estimated revenue of $3 million related to this project was capitalized to offset project costs for the year ended September 30, 2024. TVA also capitalized related fuel costs for this project of $3 million for the year ended September 30, 2024. Pre-commercial plant operations began on Johnsonville Aeroderivative CT Units 21-30 during 2025. Units 21-25 and 27-30 became operational on May 6, 2025, and Unit 26 became operational on August 20, 2025. Estimated revenue of $4 million related to this project was capitalized to offset project costs for the year ended September 30, 2025. TVA also capitalized related fuel costs for this project of $7 million for the year ended September 30, 2025.

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

TVA and the Department of Energy ("DOE") are parties to an interagency agreement (referred to as the Down-blend Offering for Tritium), under which surplus DOE highly enriched uranium and other uranium is processed by third-party contractors into low-enriched uranium, which is then fabricated into nuclear fuel for use in TVA's nuclear power plants.  Production of the low-enriched uranium began in 2019 and will continue through the end of the interagency agreement term in September 2027. After that date, any remaining uranium in storage will be managed to ensure that the uranium is unencumbered by policy restrictions, so that it can be used in connection with the production of tritium. Under the terms of the interagency agreement, the DOE will reimburse TVA for a portion of the costs of converting the highly enriched uranium to low-enriched uranium. Since 2019, TVA has received $334 million in reimbursements from the DOE, which is recorded as a reduction in nuclear fuel inventory costs. At September 30, 2025, TVA recorded $6 million in Accounts receivable, net related to this agreement.

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

Depreciation expense for the years ended September 30, 2025, 2024, and 2023 was $1.9 billion, $1.8 billion, and $1.9 billion, respectively. Depreciation expense expressed as a percentage of the average annual depreciable completed plant was 3.04 percent for 2025, 2.92 percent for 2024, and 3.14 percent for 2023.  Average depreciation rates by asset class are as follows:

Property, Plant, and Equipment Depreciation Rates At September 30 (percent)
	2025	2024	2023
Asset Class
Nuclear	2.71	2.71	2.73
Coal-fired(1)	4.82	4.13	4.98
Hydroelectric	1.82	1.83	1.82
Gas and oil-fired	3.16	3.31	3.17
Transmission	1.55	1.52	1.52
Other	5.22	4.98	4.43
Note
(1) The rates include the acceleration of depreciation related to retiring certain coal-fired units and potentially retiring the remainder of the coal-fired fleet by 2035. See Note 8 — Plant Closures.

Reacquired Rights. TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking CTs as well as certain qualified technological equipment and software. All of the lease proceeds were accounted for as financing obligations due to TVA’s continuing involvement with the combustion turbine facilities and the qualified technological equipment and software during the leaseback term. These financial obligations were paid off, and TVA acquired the residual leasehold interests for all of this equipment and recorded the cash consideration as reacquired rights, which is an intangible asset included in property, plant, and equipment on the Consolidated Balance Sheet. At September 30, 2025 and 2024, property, plant, and equipment includes intangible reacquired rights, net of amortization, of $301 million and $312 million, respectively. Reacquired rights are amortized over the estimated useful lives of the underlying CTs which range from 30 to 35 years. Amortization expense was $11 million, $11 million, and $10 million for the years ended September 30, 2025, 2024, and 2023, respectively, and accumulated amortization at September 30, 2025 and 2024 totaled $74 million and $63 million, respectively. At September 30, 2025, the estimated aggregate amortization expense for each of the next five years and thereafter is shown below:

	2026	2027	2028	2029	2030	Thereafter
Reacquired Rights	$11	$12	$11	$11	$12	$244

Impairment of Assets.  TVA evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  For long-lived assets, TVA bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, regulatory approval and ability to set rates at levels that allow for recoverability of the assets, and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, TVA determines whether an impairment has occurred based on an estimate of undiscounted cash flows attributable to the asset as compared with the carrying value of the asset.  If an impairment has occurred, the amount of the impairment recognized is measured as the excess of the asset's carrying value over its fair value.  Additionally, TVA regularly evaluates construction projects.  If the project is canceled or deemed to have no future economic benefit, the project is written off as an asset impairment or, upon TVA Board approval, reclassified as a regulatory asset and amortized over the Board-approved period. See Note 8 — Plant Closures.

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

    While not specifically structured as leases, certain power purchase agreements ("PPAs") are deemed to contain a lease of the underlying generating units when the terms convey the right to control the use of the assets. Amounts recorded for these leases are generally based on the amount of the scheduled capacity payments due over the remaining terms of the PPAs, the terms of which vary. The total lease obligations included in Accounts payable and accrued liabilities, Other long-term liabilities, and Finance lease liabilities related to these agreements were $509 million and $75 million for finance and operating leases, respectively, at September 30, 2025. The total lease obligations included in Accounts payable and accrued liabilities, Other long-term liabilities, and Finance lease liabilities related to these agreements were $550 million and $121 million for finance and operating leases, respectively, at September 30, 2024.

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

    Leases with an initial term of 12 months or less, which do not include an option to extend the initial term of the lease to greater than 12 months that TVA is reasonably certain to exercise, are not recorded on the Consolidated Balance Sheets at September 30, 2025.
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

Decommissioning Costs

    TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets.  These obligations relate to fossil fuel-fired generating plants, nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.  Activities involved with retiring these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site restoration. Revisions to the forecasted costs of decommissioning activities are made whenever factors indicate that the timing or amounts of estimated cash flows have changed materially. Studies are updated for both nuclear and non-nuclear decommissioning costs at least every five years.  Any accretion or depreciation expense related to these liabilities and assets is charged to a regulatory asset.  See Note 11 — Regulatory Assets and Liabilities — Nuclear Decommissioning Costs and Non-Nuclear Decommissioning Costs and Note 14 — Asset Retirement Obligations.

Investment Funds

    Investment funds consist primarily of trust funds designated to fund decommissioning requirements (see Note 23 — Commitments and Contingencies — Contingencies — Decommissioning Costs), the Supplemental Executive Retirement Plan ("SERP") (see Note 21 — Benefit Plans — Overview of Plans and Benefits — Supplemental Executive Retirement Plan), the Deferred Compensation Plan ("DCP"), and the Restoration Plan ("RP"). The Nuclear Decommissioning Trust ("NDT") holds funds primarily for the ultimate decommissioning of TVA's nuclear power plants. The Asset Retirement Trust ("ART") holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The NDT, ART, SERP, DCP, and RP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity and debt market performance. The NDT, ART, SERP, DCP, and RP funds are all classified as trading.

Research and Development Costs

Research and development costs are expensed when incurred.  TVA's research programs include those related to power delivery technologies, emerging technologies, technologies related to generation (fossil fuel, nuclear, and hydroelectric), and environmental technologies.

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

2.  Impact of New Accounting Standards and Interpretations

The following are accounting standard updates issued by the Financial Accounting Standards Board ("FASB") that TVA adopted during 2025:

Improvements to Reportable Segment Disclosures
Description	This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require a public entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of segment profit and loss. It also requires a public entity that has a single reportable segment to provide all of the disclosures required by the amendments and all existing segment disclosures. The amendments are effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Upon adoption, a public entity should apply the amendments retrospectively to all prior periods presented in the financial statements.
Effective Date for TVA	TVA adopted the guidance on September 30, 2025, and applied it retrospectively.
Effect on the Financial Statements or Other Significant Matters
The adoption of this standard resulted in expanded disclosures of significant segment expenses and enhanced qualitative information about the CODM's title and the use of net income as the segment profit measure. See Note 25 — Segment Reporting for further details.

Measurement of Credit Losses for Accounts Receivable and Contract Assets
Description	The amended guidance simplifies the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under the accounting guidance for Revenue from Contracts with Customers. The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets.
Effective Date for TVA
This new standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2026. Early adoption is permitted, and TVA adopted this standard on September 30, 2025, on a prospective basis.

Effect on the Financial Statements or Other Significant Matters	Adoption of this standard did not have a material impact on TVA’s financial condition, results of operations, or cash flows.
The following accounting standards or rules have been issued but as of September 30, 2025, were not effective and had not been adopted by TVA:

Enhancement and Standardization of Climate-Related Disclosures for Investors
Description	In March 2024, the Securities and Exchange Commission ("SEC") adopted its climate-related final rule (SEC Release No. 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors). In April 2024, the SEC voluntarily stayed the new rule as a result of pending legal challenges, in March 2025, the SEC withdrew its legal defense of the rule, and in April 2025, the United States Court of Appeals for the Eighth Circuit suspended the litigation over the validity of the rule. The new rule, if implemented as adopted, will require registrants to provide certain climate-related information in their annual reports and registration statements and will also require the dollar impact of severe weather events and other natural conditions, as well as amounts related to carbon offsets and renewable energy credits or certificates, to be disclosed in the audited financial statements in certain circumstances. If the new rule is implemented as adopted, the disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2027 for non-accelerated filers.
Effective Date for TVA	Fiscal year beginning October 1, 2027.
Effect on the Financial Statements or Other Significant Matters	TVA is currently evaluating the impact of the rule on its disclosures.

Disaggregation of Income Statement Expenses
Description	This guidance improves the disclosures about a public entity's expenses in the notes to the financial statements and requires disclosure of specified information about certain costs and expenses. The amendments require a public entity to disclose, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Specified expenses, gains, or losses that are already disclosed under existing U.S. GAAP are required to be included in the disaggregated income statement expense line item disclosures, and any relevant remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The amendments are effective for public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Upon adoption, a public entity can apply the amendments prospectively or apply them retrospectively to all prior periods presented in the financial statements.
Effective Date for TVA	Fiscal year beginning October 1, 2027, and interim periods beginning October 1, 2028.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard will result in TVA including the additional required disclosures, and TVA does not expect an impact on its financial condition, results of operations, or cash flows.

Accounting and Disclosure of Costs Related to Internally Developed Software
Description	This guidance amends the accounting for and disclosure of costs related to internally developed software, eliminating project stages, clarifying significant development uncertainty by requiring costs to be recognized only when uncertainty is resolved, and aligning capitalization rules with those for externally sold software. Key changes include the elimination of distinct project stages for development, a redefined meaning of probable as likely, and requirements to assess significant development uncertainty for all software projects to determine when to capitalize costs. In addition, the guidance specifies that the property, plant, and equipment disclosure requirements shall be applied to all capitalized software costs. The amendments are effective for all public entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Upon adoption, a public entity may apply the guidance using a prospective, retrospective, or modified transition approach.
Effective Date for TVA	The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2028.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard is not expected to have a material impact on TVA’s financial condition, results of operations, cash flows, or disclosures.

3. Restructuring

TVA’s demand continues to grow, driving the need for significant future capital investment. TVA must continue to drive efficiencies and cost savings across the enterprise to provide affordable, reliable electricity, while funding the capital investment needed to meet growing demand. This effort has evolved into an Enterprise Transformation Program ("ETP") focused on improving financial health, enhancing asset performance, automating processes, optimizing third-party spend through supply chain, and making the workforce more efficient. As part of these efforts, certain employees are eligible for severance payments. These amounts are recognized in Operating and maintenance expense on TVA's Consolidated Statements of Operations in the period incurred. Severance costs that have been incurred but not paid are included in Accounts payable and accrued liabilities on TVA's Consolidated Balance Sheets. The organizational design efforts associated with the ETP were complete as of September 30, 2025; however, the ETP is ongoing as TVA executes the focus areas described above. The table below summarizes the activity related to severance costs:

Severance Cost Liability Activity (in millions)
Severance cost liability at September 30, 2024	$—
Liabilities incurred during the period	40
Actual costs paid during the period	(29)
Severance cost liability at September 30, 2025	$11

4.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales. The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net At September 30 (in millions)
	2025	2024
Power receivables	$1,908	$1,683
Other receivables	225	118
Allowance for uncollectible accounts(1) (2)	(14)	—
Accounts receivable, net	$2,119	$1,801
Note
(1) To determine the allowance for trade receivables, TVA considers historical experience and other currently available information, including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements by the due date, among other considerations. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts. At September 30, 2025, the allowance for uncollectible accounts included $14 million related to one LPC customer.
(2) The allowance for uncollectible accounts was less than $1 million at September 30, 2024.

In addition, the Inflation Reduction Act of 2022 ("IRA") makes credits available to certain tax-exempt entities, including TVA. Obtaining this funding requires TVA to meet certain requirements, to submit informational returns to the Internal Revenue Service ("IRS"), and to retain adequate books and records to support its filings. TVA records the credit when there is reasonable assurance that the credit will be received, and TVA complies with all conditions attached to the eligibility of the credit. The credit is recognized as a reduction of the asset and/or expense based on what the credits are intended to reimburse. At September 30, 2025, TVA recorded $72 million in Accounts receivable, net, which is classified as Other receivables above, related to these tax credits; $51 million was recorded as a reduction of Net completed plant; $19 million was recorded to reduce Operating and maintenance expense; and $2 million related to interest was recorded to Other income, net. There were no tax credits recorded in 2024. TVA received $26 million in October 2025 related to these credits.

5.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net At September 30 (in millions)
	2025	2024
Materials and supplies inventory	$986	$931
Fuel inventory	278	286
Renewable energy certificates/emissions allowance inventory, net	12	11
Allowance for inventory obsolescence	(83)	(73)
Inventories, net	$1,193	$1,155

6. Other Current Assets

Other current assets consisted of the following:

Other Current Assets At September 30 (in millions)
	2025	2024(1)
Inventory work-in-progress	$69	$41
Prepaid software maintenance	25	22
Prepaid insurance	16	19
Current portion of prepaid long-term service agreements	16	7
Commodity contract derivative assets	14	5
Prepaid dues & fees	7	6
Cloud assets	3	13
Other	12	7
Other current assets	$162	$120
Note
(1) At September 30, 2024, $6 million previously classified as Other (a component of Other current assets) has been reclassified to Prepaid dues & fees (a component of Other current assets) to conform to current year presentation.

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

7. Net Completed Plant

Net completed plant consisted of the following:

Net Completed Plant At September 30 (in millions)
	2025			2024
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Nuclear	$27,091	$14,682	$12,409	$26,800	$14,149	$12,651
Coal-fired(1)	19,029	15,760	3,269	20,177	16,635	3,542
Gas, oil-fired, and other production	7,746	2,274	5,472	7,051	2,112	4,939
Transmission	10,323	3,542	6,781	9,964	3,450	6,514
Hydroelectric	4,391	1,352	3,039	4,307	1,288	3,019
Other electrical plant	2,068	678	1,390	1,763	737	1,026
Multipurpose dams	900	419	481	900	413	487
Other stewardship	26	9	17	27	9	18
Total	$71,574	$38,716	$32,858	$70,989	$38,793	$32,196
Note
(1) TVA recognized accelerated depreciation as a result of the decision to idle or retire certain units and the potential retirement of the remainder of the coal-fired fleet by 2035. See Note 8 — Plant Closures.

8. Plant Closures

Background

TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. In January 2023, TVA issued its Record of Decision to retire two coal-fired units at Cumberland Fossil Plant ("Cumberland") by the end of CY 2026 and CY 2028. In April 2024, TVA issued its Record of Decision to retire the nine coal-fired units at Kingston Fossil Plant ("Kingston") by CY 2027. TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035, and that evaluation includes environmental reviews and TVA Board approval. TVA is also reviewing how recent executive orders, the evolving regulatory environment, and overall system performance are impacting the operation of its coal-fired fleet. An evaluation of the continued operation of coal-fired units is being conducted and will consider material condition, plant performance, system flexibility needs, environmental requirements, grid support, and other factors.

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. TVA's decision to retire the two units at Cumberland is estimated to result in approximately $16 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. The cumulative impact approximates $176 million of additional depreciation since January 2023, related to this decision. In addition, TVA's decision to retire the nine units at Kingston is estimated to result in approximately $9 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. The cumulative impact approximates $54 million of additional depreciation since April 2024 related to this decision.

TVA also recognized $15 million, $15 million, and $14 million in Operating and maintenance expense related to additional inventory reserves for the coal-fired fleet, including Kingston, Cumberland, and Bull Run Fossil Plant, for the years ended September 30, 2025, 2024, and 2023, respectively.

9. Leases

    The following table provides information regarding the presentation of leases on the Consolidated Balance Sheets:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30 (in millions)
		2025	2024
Assets
Operating	Operating lease assets, net of amortization	$113	$149
Finance	Finance leases	663	729
Total lease assets		$776	$878

Liabilities
Current
Operating	Accounts payable and accrued liabilities	$46	$63
Finance	Accounts payable and accrued liabilities	86	80
Non-current
Operating	Other long-term liabilities	63	88
Finance	Finance lease liabilities	640	700
Total lease liabilities		$835	$931

    TVA's leases consist primarily of railcars, equipment, real estate/land, power generating facilities, and gas pipelines. TVA's leases have various terms and expiration dates remaining from less than one year to 21 years. The components of lease costs were as follows:

Lease Costs For the years ended September 30 (in millions)
	2025	2024	2023
Operating lease costs(1)	$73	$77	$69
Variable lease costs(1)(5)	337	258	134
Short-term lease costs(1)	15	10	18
Finance lease costs
Amortization of lease assets(2)	91	79	57
Interest on lease liabilities(3)(4)	46	37	43
Total finance lease costs	137	116	100
Total lease costs	$562	$461	$321

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

    TVA's variable lease costs are primarily related to energy payments that are based on energy production levels. Payments under those agreements are solely based on the actual output over the lease term. Certain TVA lease agreements contain renewal options. Those renewal options that are reasonably certain to be exercised are included in the lease measurements.

The following table contains additional information with respect to cash and non-cash activities related to leases:

Amounts Recognized on TVA's Consolidated Statements of Cash Flows For the years ended September 30 (in millions)
	2025	2024	2023
Operating cash flows for operating leases	$72	$78	$77
Operating cash flows for finance leases	46	37	43
Financing cash flows for finance leases	82	76	56

Lease assets obtained in exchange for lease obligations (non-cash)
Operating leases	$14	$115	$84
Finance leases	28	230	3

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

Weighted Averages At September 30
	2025	2024
Weighted average remaining lease terms
Operating leases	3 years	4 years
Finance leases(1)	8 years	9 years

Weighted average discount rate(2)
Operating leases	4.2%	4.3%
Finance leases	17.0%	17.6%
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

    The following table presents maturities of lease liabilities and a reconciliation of the undiscounted cash flows to lease liabilities at September 30, 2025:

Future Minimum Lease Payments Minimum payments outstanding at September 30, 2025 (in millions)
Operating leases
2026	$50
2027	35
2028	19
2029	4
2030	2
Thereafter	6
Minimum annual payments	116
Less: present value discount	(7)
Operating present value of net minimum lease payments	$109

Finance leases
2026	$144
2027	142
2028	137
2029	134
2030	133
Thereafter	340
Minimum annual payments	1,030
Less: amount representing interest	(304)
Finance present value of net minimum lease payments	$726

TVA has entered into three PPAs with renewable resource providers for solar generation and rights to charge and discharge battery energy storage systems. The systems are considered a lease component in these agreements. These PPAs have terms of 15 - 20 years and are expected to commence between January 2026 and December 2028. Total capacity payments related to these batteries over the term of these PPAs are expected to total $862 million.

10.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets At September 30 (in millions)
	2025	2024
Cloud assets	$114	$35
Prepaid long-term service agreements	89	62
Loans and other long-term receivables, net	83	84
Prepaid capital assets	81	29
EnergyRight® receivables, net	45	44
Commodity contract derivative assets	10	2
Other	84	88
Total other long-term assets	$506	$344

Cloud Assets. TVA has capitalized the implementation costs of hosting arrangements that are considered service contracts as cloud assets. The cloud assets are amortized over the non-cancellable terms of the hosting arrangement, including renewal periods that are reasonably certain to be exercised. The current and long-term portions of the cloud assets are reported in Other current assets and Other long-term assets, respectively, on TVA’s Consolidated Balance Sheets. Amortization of the cloud asset is recognized in Operating and maintenance expense, consistent with the classification of the related hosting fees. At September 30, 2025, and September 30, 2024, the carrying amount of the cloud assets reported in Other current assets was $3 million and $13 million, respectively. For the years ended September 30, 2025, 2024, and 2023, TVA amortized $14 million, $15 million, and $7 million, respectively, as Operating and maintenance expense.

Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on
TVA's Consolidated Balance Sheets. At September 30, 2025 and 2024, prepayments of $16 million and $7 million, respectively, were recorded in Other current assets.

Loans and Other Long-Term Receivables. TVA's loans and other long-term receivables primarily consist of economic development loans for qualifying organizations and a receivable for reimbursements to recover the cost of providing long-term, on-site storage for spent nuclear fuel. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2025 and 2024, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $3 million and $21 million, respectively. Loans receivables are reported net of allowances for uncollectible accounts. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts..

The allowance components, which consist of a collective allowance and specific loans allowance, are based on the risk characteristics of TVA's loans. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans are evaluated on an individual basis.

Allowance Components At September 30 (in millions)
	2025	2024
EnergyRight® loan reserve	$1	$1
Economic development loan specific loan reserve	1	1
Total allowance for loan losses	$2	$2

Prepaid Capital Assets. TVA makes prepayments to acquire capital assets. TVA classifies these prepayments as prepaid capital if the funds are refundable, and TVA can receive a credit.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's LPCs offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both September 30, 2025 and 2024, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $12 million. See Note 13 — Other Long-Term Liabilities for information regarding the associated financing obligation.

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

11.  Regulatory Assets and Liabilities

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

Regulatory Assets and Liabilities At September 30 (in millions)
	2025	2024
Current regulatory assets
Unrealized losses on commodity contract derivatives	$59	$102
Unrealized losses on interest rate derivatives	57	54
Fuel cost adjustment receivable	—	35
Other current regulatory assets	11	—
Total current regulatory assets	127	191

Non-current regulatory assets
Non-nuclear decommissioning costs	5,563	6,187
Retirement benefit plans deferred costs	1,531	1,979
Unrealized losses on interest rate derivatives	316	447
Environmental compliance and remediation costs	308	215
Nuclear decommissioning costs	149	362
Unrealized losses on commodity contract derivatives	12	64
Other non-current regulatory assets	168	154
Total non-current regulatory assets	8,047	9,408
Total regulatory assets	$8,174	$9,599

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$203	$169
Unrealized gains on commodity contract derivatives	14	5
Fuel cost adjustment payable	11	—
Total current regulatory liabilities	228	174

Non-current regulatory liabilities
Retirement benefit plans deferred credits	131	81
Unrealized gains on commodity contract derivatives	10	2
Total non-current regulatory liabilities	141	83
Total regulatory liabilities	$369	$257

Unrealized Gains (Losses) on Commodity Contract Derivatives.  TVA enters into certain commodity contract derivatives for natural gas that require the physical delivery of the contracted quantity. Unrealized gains (losses) on natural gas purchase contracts, included as part of unrealized gains (losses) on commodity contract derivatives, relate to the mark-to-market ("MtM") valuation of natural gas purchase contracts.  The natural gas purchase contracts qualify as commodity contract derivatives but do not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of these commodity contract derivatives as a regulatory liability or asset.  This treatment reflects TVA's ability and intent to recover the cost of these commodity contract derivatives on a settlement basis for ratemaking purposes through the fuel cost adjustment. TVA recognizes the actual cost of fuel received under these contracts in fuel and purchased power expense at the time the fuel is used to generate electricity.  These contracts expire at various times through October 2035.  Unrealized gains and losses on contracts with a maturity of less than one year are included as a current regulatory asset or liability on TVA's Consolidated Balance Sheets.  See Note 16 — Risk Management Activities and Derivative Transactions.

Currently, TVA is hedging exposure to the price of natural gas under the Financial Hedging Program ("FHP"). Deferred gains and losses relating to TVA's FHP are included as part of unrealized gains and losses on commodity contract derivatives. TVA defers all MtM unrealized gains or losses as regulatory liabilities or assets, respectively, and records the realized gains or losses in fuel and purchased power expense as the contracts settle to match the delivery period of the underlying commodity. These contracts expire at various times through December 2029. This accounting treatment reflects TVA's ability and intent to include the realized gains or losses of these commodity contract derivatives in future periods through the fuel cost adjustment. Net unrealized gains and losses for any settlements that occur within 12 months or less are classified as a current regulatory liability or asset on TVA's Consolidated Balance Sheets. See Note 16 — Risk Management Activities and Derivative Transactions.

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

Fuel Cost Adjustment.  The fuel cost adjustment provides a mechanism to alter rates monthly to reflect changing fuel and purchased power costs. There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in fuel rates.  Balances in the fuel cost adjustment regulatory accounts represent over-collected or under-collected revenues that offset fuel and purchased power costs, and the fuel rate is designed to recover or refund the balance in less than one year.

Non-Nuclear Decommissioning Costs.  Non-nuclear decommissioning costs include (1) certain deferred charges related to the future closure and decommissioning of TVA's non-nuclear long-lived assets, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's ART, and (4) certain other deferred charges under the accounting rules for asset retirement obligations ("AROs").  TVA has established the ART to more effectively segregate, manage, and invest funds to help meet future non-nuclear AROs.  The funds from the ART may be used, among other things, to pay the costs related to the future closure and retirement of non-nuclear long-lived assets under various legal requirements.  These future costs can be funded through a combination of investment funds set aside in the ART, future earnings on those investment funds, and future cash contributions to the ART.  TVA recovers in rates an amount determined by the average life of debt financed for non-nuclear decommissioning expenditures, assuming a 20-year debt service period, and contributions to the ART. Deferred charges will be recovered in rates based on an analysis of the expected expenditures, contributions, and investment earnings required to recover the decommissioning costs. Recovery of future decommissioning costs is dependent upon the future earnings of the ART, timing of decommissioning activities, and changes in decommissioning estimates. The regulatory asset is classified as long-term as amounts recovered are used to service debt or to contribute to the ART, which is restricted for future decommissioning costs.

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

Environmental Compliance and Remediation Costs. TVA uses regulatory accounting for certain amounts associated with compliance with an order, regulation, settlement, or lawsuit, or certain costs associated with environmental remediation activities, including but not limited to those involving environmental cleanup activities and groundwater activities. Costs will be recovered in rates based on the average life of debt financed to fund actual expenditures. See Note 23 — Contingencies and Legal Proceedings — Contingencies — Environmental Matters.

Nuclear Decommissioning Costs.  Nuclear decommissioning costs include (1) certain deferred charges related to the future closure and decommissioning of TVA's nuclear generating units under the Nuclear Regulatory Commission ("NRC") requirements, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's NDT, and (4) certain other deferred charges under the accounting rules for AROs.  These future costs can be funded through a combination of investment funds set aside in the NDT and ART and future earnings on those investment funds. Deferred charges will be recovered in rates based on the analysis of expected expenditures, contributions, and investment earnings required to recover the decommissioning costs.  See Note 1 — Summary of Significant Accounting Policies — Investment Funds.  Recovery of future decommissioning costs is dependent upon the future earnings of the NDT and ART, timing of decommissioning activities, and changes in decommissioning estimates. The regulatory asset is classified as long-term as amounts recovered are contributed to the NDT or the ART, which are restricted for future decommissioning costs. See Note 14 — Asset Retirement Obligations and Note 17 — Fair Value Measurements.

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

12.  Variable Interest Entities

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

Impact on Consolidated Financial Statements

    The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, SCCG, JACTG, and JHLLC as of September 30, 2025 and 2024, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets At September 30 (in millions)
	2025	2024
Current liabilities
Accrued interest	$29	$9
Accounts payable and accrued liabilities	1	1
Current maturities of long-term debt of variable interest entities	49	37
Total current liabilities	79	47
Other liabilities
Other long-term liabilities	14	16
Long-term debt, net
Long-term debt of variable interest entities, net	1,632	897
Total liabilities	$1,725	$960

Interest expense of $86 million, $46 million, and $48 million related to debt of VIEs and membership interests of variable interest entity subject to mandatory redemption is included on the Consolidated Statements of Operations for the years ended September 30, 2025, 2024, and 2023, respectively.

At September 30, 2025, TVA had outstanding debt of VIEs of $1.7 billion and outstanding membership interests subject to mandatory redemption (including current portion) of $16 million issued by one of its VIEs of which it is the primary beneficiary. The following table sets forth TVA's future payments at September 30, 2025:

Maturities Due in the Year Ending September 30 (in millions)
	2026	2027	2028	2029	2030	Thereafter
Long-term debt of VIEs including current maturities(1)	$49	$51	$53	$56	$58	$1,431
Membership interests of variable interest entity subject to mandatory redemption	1	1	1	2	2	9
Note
(1) Long-term debt of VIEs does not include non-cash item of unamortized debt issue costs of $17 million.

Creditors of the VIEs do not have any recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to the VIEs other than as prescribed in the terms of the agreements related to these transactions.

13.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to environmental compliance and remediation and long-term project cost accruals. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities At September 30 (in millions)
	2025	2024(1)
Interest rate swap liabilities	$643	$792
Environmental compliance and remediation costs	274	226
Long-term project cost accruals	204	140
Currency swap liabilities	108	109
Operating lease liabilities	63	88
Advances for construction	61	55
Long-term deferred compensation	54	50
EnergyRight® financing obligation	53	52
Long-term deferred revenue	39	48
Accrued long-term service agreements	25	7
Commodity contract derivative liabilities	12	64
Other	70	81
Total other long-term liabilities	$1,606	$1,712
Note
(1) At September 30, 2024, $21 million previously classified as Other (a component of Other long-term liabilities) has been reclassified to Environmental compliance and remediation costs ($14 million) and Accrued long-term service agreements ($7 million).
Interest Rate Swap Liabilities. TVA uses interest rate swaps to fix variable short-term debt to a fixed rate. The values of these derivatives are included in Other current assets, Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets. See Note 16 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment and Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives for information regarding the interest rate swap liabilities.

Environmental Compliance and Remediation Costs. Environmental compliance and remediation costs represent certain costs associated with environmental remediation activities, including but not limited to those involving environmental cleanup activities and groundwater activities. The current and long-term portions of environmental compliance and remediation costs are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2025 and 2024, the current amount of the environmental compliance and remediation costs reported in Accounts payable and accrued liabilities was $52 million and $3 million, respectively.

Long-Term Project Cost Accruals. Long-term project cost accruals represent the unpaid liability associated with major construction projects and other project expenditures. TVA accrues these costs based on level of completion of the vendor's performance obligation, and the long-term portion represents amounts that will not be paid within the next 12 months. The current and long-term portions of Long-term project cost accruals are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2025 and 2024, the current amount of the long-term project cost accruals reported in Accounts payable and accrued liabilities was $256 million and $124 million, respectively.

Currency Swap Liabilities. To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges. The values of these derivatives are included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. See Note 16 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment and Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

Operating Lease Liabilities. TVA's operating leases consist primarily of railcars, equipment, real estate/land, and power generating facilities. At September 30, 2025 and 2024, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $46 million and $63 million, respectively. See Note 9 — Leases for more information regarding leases.

Advances for Construction. TVA receives refundable and non-refundable advances for construction that are generally intended to defray all or a portion of the costs of building or extending TVA’s existing power assets. Amounts received are deferred as a liability with the long-term portion representing amounts that will not be recognized within the next 12 months. As projects meet milestones or other contractual obligations, the refundable portion is refunded to the customer and the non-refundable portion is recognized as contributions in aid of construction and offsets the cost of plant assets. At September 30, 2025 and 2024, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $155 million and $60 million, respectively.

Long-Term Deferred Compensation. TVA provides compensation arrangements to engage and retain certain employees, both executive and non-executive, which are designed to provide participants with the ability to defer compensation to future periods. The current and long-term portions are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At September 30, 2025 and 2024, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $70 million and $74 million, respectively.

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At both September 30, 2025 and 2024, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was $13 million. See Note 10 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Revenue. Long-term deferred revenue represents payments received that exceed services rendered resulting in the deferral of revenue. This long-term portion represents amounts that will not be recognized within the next 12 months primarily related to fiber and transmission agreements. The current and long-term portions of the deferral are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At September 30, 2025 and 2024, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $25 million and $28 million, respectively.

Accrued Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2025 and 2024, the current amount of accrued long-term service agreements recorded in Accounts payable and accrued liabilities was $17 million and $16 million, respectively.

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

14.  Asset Retirement Obligations

    During the year ended September 30, 2025, TVA's total ARO liability decreased $392 million.

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

On May 8, 2024, the Environmental Protection Agency ("EPA") published its Legacy CCR Rule, which expanded the scope of the regulatory requirements of EPA's 2015 CCR rule, as revised ("2015 CCR Rule"), to include two additional classes of coal combustion residual ("CCR") units: legacy CCR surface impoundments ("Legacy SIs") and CCR management units ("CCRMUs"). Legacy SIs include inactive surface impoundments at retired generating facilities that were exempt from the 2015 CCR Rule. CCRMUs are a newly defined category that includes previously unregulated areas at CCR facilities where CCR may have been beneficially reused in an unencapsulated manner, disposed of, placed, or managed on land outside of CCR units regulated by the 2015 CCR Rule. TVA records the fair value of a liability for an ARO in the period in which it is incurred if a reasonable estimate of fair value can be made. As a result of the enactment of the final rule, during 2024, TVA recorded additional estimated AROs of $3.1 billion and recorded a corresponding regulatory asset of $3.1 billion due to these AROs being associated with closed sites and asset retirement costs having been fully depreciated. Key assumptions used to determine this estimate include the preliminary identification of Legacy SIs and CCRMUs at TVA facilities impacted by the rule, the anticipated number of acres per newly regulated CCR unit, the expected closure method, a cost benchmark per acre based on sites currently being remediated, the potential duration of closure activities, and the escalation and discount factors. There are legal challenges to the Legacy CCR Rule that may impact the number and scope of newly regulated units and the determinations on final closure requirements and performance standards. Revisions to the additional estimated non-nuclear AROs from the Legacy CCR Rule will be made whenever factors indicate that the timing or amounts of estimated cash flows have changed. See also Note 23 — Commitments and Contingencies — Environmental Matters.

Revisions in non-nuclear estimates decreased the liability balance by $563 million for the year ended September 30, 2025. The decrease was primarily attributable to a change in closure liabilities related to the final Legacy CCR Rule for updated cost estimates and a decrease related to CCR units that have received approval for closure from state regulators which resulted in a change in closure liabilities due to updated cost estimates based on the approved closure plans. In addition, closure liabilities at Paradise Fossil Plant decreased by $34 million based on scope changes, new vendor bids, and updated cost estimates for activities associated with final closure and $27 million due to identified changes in the projected timing of certain asset retirement activities. TVA completed a study of its non-nuclear plant decommissioning obligations in September 2025, resulting in a decrease of $27 million.

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

Additionally, during the years ended September 30, 2025 and 2024, both the nuclear and non-nuclear liabilities were increased by periodic accretion, partially offset by settlements related to retirement projects that were conducted during the respective periods. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets. During 2025, 2024, and 2023, $220 million, $188 million, and $188 million, respectively, of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 11 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 17 — Fair Value Measurements — Investment Funds and Note 23 — Commitments and Contingencies — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity (in millions)
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2023	$3,808	$3,681	$7,489
Settlements	(4)	(253)	(257)
Revisions in estimate (non-cash)	(160)	292	132
Additional obligations (non-cash)	—	3,136	3,136
Accretion (recorded as regulatory asset)	170	136	306
Balance at September 30, 2024	3,814	6,992	10,806	(1)

Settlements	(15)	(255)	(270)
Revisions in estimate (non-cash)	2	(563)	(561)
Accretion (recorded as regulatory asset)	175	264	439
Balance at September 30, 2025	$3,976	$6,438	$10,414	(1)
Note
(1) Includes $313 million and $283 million at September 30, 2025 and 2024, respectively, in Current liabilities.

15.  Debt and Other Obligations

General

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion at any time.  At September 30, 2025, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities between one year and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes are both issued pursuant to Section 15d of the TVA Act and pursuant to the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the "Basic Resolution").  Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds.

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

TVA considers its scheduled payments under its lease financing arrangements involving John Sevier CCF, Southaven CCF, and Johnsonville Facility as costs of operating, maintaining, and administering its power properties. Costs of operating, maintaining, and administering TVA's power properties have priority over TVA's payments on the Bonds.  Once net power proceeds have been applied to payments on power bonds and discount notes as well as any other Bonds that TVA may issue in the future that rank on parity with or subordinate to power bonds and discount notes, Section 2.3 of the Basic Resolution provides that the remaining net power proceeds shall be used only for (1) minimum payments into the U.S. Treasury required by the TVA Act as repayment of, and as a return on, the Power Program Appropriation Investment; (2) investment in power system assets; (3) additional reductions of TVA's capital obligations; and (4) other lawful purposes related to TVA's power business.

The TVA Act and the Basic Resolution each contain two bond tests: the rate test and the bondholder protection test.  Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for, among other things, debt service on outstanding Bonds.  As of September 30, 2025, TVA was in compliance with the rate test. Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of (1) the depreciation accruals and other charges representing the amortization of capital expenditures and (2) the net proceeds from any disposition of power facilities for either the reduction of its capital obligations (including Bonds and the Power Program Appropriation Investment) or investment in power assets. TVA met the bondholder protection test for the five-year period ended September 30, 2025 and must next meet the bondholder protection test for the five-year period ending September 30, 2030.

Secured Debt of VIEs

In October 2024, JACTG issued secured notes totaling $720 million that bear interest at a rate of 5.078 percent. Also in October 2024, JHLLC issued secured notes totaling $80 million that bear interest at a rate of 5.74 percent. The JACTG notes and the JHLLC notes require amortizing semi-annual payments on each April 1, and October 1, and mature on October 1, 2054. See Note 12 — Variable Interest Entities — Johnsonville VIEs. TVA used the proceeds from the transaction primarily to fund the construction of the Johnsonville Facility.

In August 2013, SCCG issued secured notes totaling $360 million that bear interest at a rate of 3.846 percent. The SCCG notes require amortizing semi-annual payments on each February 15 and August 15, and mature on August 15, 2033. Also in August 2013, SCCG issued $40 million of membership interests subject to mandatory redemption. The proceeds from the secured notes issuance and the issuance of the membership interests were paid to TVA in accordance with the terms of the Southaven head lease. See Note 12 — Variable Interest Entities — Southaven VIE. TVA used the proceeds from the transaction primarily to fund the acquisition of the Southaven CCF from SSSL.

In January 2012, JSCCG issued secured notes totaling $900 million in aggregate principal amount that bear interest at a rate of 4.626 percent. Also in January 2012, Holdco issued secured notes totaling $100 million that bear interest at a rate of 7.1 percent. The JSCCG notes and the Holdco notes require amortizing semi-annual payments on each January 15 and July 15, and mature on January 15, 2042. The Holdco notes require a $10 million balloon payment upon maturity. See Note 12 — Variable Interest Entities — John Sevier VIEs. TVA used the proceeds from the transaction to meet its requirements under the TVA Act.

Secured debt of VIEs, including current maturities, outstanding at September 30, 2025 and 2024 totaled $1.7 billion and $934 million, respectively.

Short-Term Debt

    The following table provides information regarding TVA's short-term borrowings:

Short-Term Borrowings At September 30
	2025	2024
Gross amount outstanding - discount notes (in millions)	$—	$1,168

Weighted average interest rate - discount notes	—%	4.76%

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

The coupon rate for the 1998 Series D PARRS, which mature in June 2028, has been reset eight times, from an initial rate of 6.750 percent to the current rate of 2.134 percent.  In connection with these resets, $318 million of the Bonds have been redeemed; therefore, $256 million of the Bonds were outstanding at September 30, 2025.  The coupon rate for the 1999 Series A PARRS, which mature in May 2029, has been reset seven times, from an initial rate of 6.50 percent to the current rate of 2.216 percent.  In connection with these resets, $316 million of the Bonds have been redeemed; therefore, $208 million of the Bonds were outstanding at September 30, 2025.

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

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the years ended September 30, 2025 and 2024.

Debt Securities Activity For the years ended September 30 (in millions)
3967	2025	2024
Issues
Variable interest entities	$800	$—
2024 Series A(1)	—	1,000
2025 Series A(2)	1,250	—
2025 Series B(3)	1,500	—
2025 Series C(4)	1,250	—
Discount on debt issues	(33)	(9)
Total	$4,767	$991

Redemptions/Maturities(5)
2009 Series B	$22	$22
2014 Series A	—	1,000
2020 Series A	1,000	—
Total redemptions/maturities of power bonds	1,022	1,022
Debt of variable interest entities	41	35
Total redemptions/maturities of debt	$1,063	$1,057
Notes
(1) The 2024 Series A Bonds were issued at 99.109 percent of par.
(2) The 2025 Series A Bonds were issued at 98.517 percent of par.
(3) The 2025 Series B Bonds were issued at 99.360 percent of par.
(4) The 2025 Series C Bonds were issued at 99.593 percent of par.
(5) All redemptions were at 100 percent of par.

Debt Outstanding

    Total debt outstanding at September 30, 2025 and 2024, consisted of the following:

Short-Term Debt At September 30 (in millions)
CUSIP or Other Identifier	Maturity	Coupon Rate	2025	2024
Short-term debt, net of discounts			$—	$1,167
Current maturities of long-term debt of variable interest entities			49	37
Current maturities of power bonds issued at par
880591EW8	5/15/2025	0.750%	—	1,000
880591CJ9(1)	11/1/2025	6.750%	1,350	—
880591EF5	12/15/2025	3.770%	—	1
880591EF5	6/15/2026	3.770%	20	21
Total current maturities of power bonds issued at par			1,370	1,022
Total current debt outstanding, net			$1,419	$2,226
Notes
(1) On November 1, 2025, TVA redeemed a $1.4 billion power bond due to maturity. TVA's next significant power bond maturity is $1.0 billion in February 2027.

Long-Term Debt At September 30 (in millions)
CUSIP or Other Identifier	Maturity	Coupon Rate		2025 Par		2024 Par		Stock Exchange Listings
880591CJ9	11/1/2025	6.750%		$—		$1,350		New York, Hong Kong, Luxembourg, Singapore
880591EU2	2/1/2027	2.875%		1,000		1,000		New York
880591EZ1	3/15/2028	3.875%		1,000		1,000		New York
880591300(1)	6/1/2028	2.134%		256		256		New York
880591409(1)	5/1/2029	2.216%		208		208		New York
880591DM1	5/1/2030	7.125%		1,000		1,000		New York, Luxembourg
880591FE7	8/1/2030	3.875%		1,250		—		New York
880591EX6	9/15/2031	1.500%		500		500		New York
880591DP4	6/7/2032	6.587%	(2)	337	(3)	335	(3)	New York, Luxembourg
880591DV1	7/15/2033	4.700%		472		472		New York, Luxembourg
880591EF5	6/15/2034	3.770%		96		116		None
880591FB3	8/1/2034	4.375%		1,000		1,000		New York
880591FD9	5/15/2035	4.875%		1,500		—		New York
880591DX7	6/15/2035	4.650%		436		436		New York
880591CK6	4/1/2036	5.980%		121		121		New York
880591CS9	4/1/2036	5.880%		1,500		1,500		New York
880591CP5	1/15/2038	6.150%		1,000		1,000		New York
880591ED0	6/15/2038	5.500%		500		500		New York
880591EH1	9/15/2039	5.250%		2,000		2,000		New York
880591EP3	12/15/2042	3.500%		1,000		1,000		New York
880591DU3	6/7/2043	4.962%	(2)	202	(3)	201	(3)	New York, Luxembourg
880591EB4	1/15/2048	4.875%		500		500		New York, Luxembourg
880591EY4	9/15/2052	4.250%		500		500		New York
880591FC1	2/1/2055	5.250%		1,250		—		New York
880591DZ2	4/1/2056	5.375%		1,000		1,000		New York
880591EJ7	9/15/2060	4.625%		1,000		1,000		New York
880591ES7	9/15/2065	4.250%		1,000		1,000		New York
Subtotal				20,628		17,995
Unamortized discounts, premiums, issue costs, and other				(167)		(128)
Total long-term outstanding power bonds, net				20,461		17,867
Long-term debt of VIEs, net				1,632		897
Total long-term debt, net				$22,093		$18,764
Notes
(1) TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions.  See Put Options above.
(2) The coupon rate represents TVA's effective interest rate.
(3) CUSIP numbers 880591DP4 and 880591DU3 include total net exchange gain from currency transactions of $59 million and $62 million at September 30, 2025 and 2024, respectively.

Maturities Due in the Year Ending September 30 (in millions)
	2026	2027	2028	2029	2030	Thereafter	Total
Long-term power bonds including current maturities(1)	$1,370	$1,020	$1,272	$220	$2,262	$15,913	$22,057
Notes
(1) Long-term power bonds do not include non-cash items of foreign currency exchange gain of $59 million, unamortized debt issue costs of $54 million, or net discount on sale of Bonds of $113 million.

Credit Facility Agreements

TVA has funding available under four revolving credit facilities totaling $2.7 billion. See the table below for additional information on the four long-term revolving credit facilities. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At September 30, 2025 and 2024, there were $498 million and $566 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. TVA's letters of credit are primarily posted as collateral under TVA's interest rate swaps. See Note 16 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral. TVA may also post collateral for TVA's currency swaps, for commodity derivatives under the FHP, or for certain transactions with third parties that require TVA to post letters of credit.

The following table provides additional information regarding TVA's funding available under the four revolving credit facilities:

Summary of Credit Facilities At September 30, 2025 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
March 2026	$150	$38	$—	$112
March 2027	1,000	135	—	865
February 2028	500	215	—	285
September 2030	1,000	110	—	890
Total	$2,650	$498	$—	$2,152

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2026 with a maturity date of September 30, 2026. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at September 30, 2025. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Amount of Mark-to-Market Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)
For the years ended September 30
(in millions)

Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2025	2024
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$1	$25

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
For the years ended September 30
(in millions)

Derivatives in Cash Flow Hedging Relationship	2025	2024
Currency swaps	$3	$48
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $14 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to the forecasted exchange loss on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) For the years ended September 30 (in millions)

Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2025	2024
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$45	$(31)

Commodity derivatives under the FHP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	(93)	(295)
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory liabilities and assets. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the years ended September 30, 2025 and 2024.
(2) Of the amount recognized in 2025, $77 million and $16 million were reported in Fuel expense and Purchased power expense, respectively. Of the amount recognized in 2024, $245 million and $50 million were reported in Fuel expense and Purchased power expense, respectively.

Fair Values of TVA Derivatives At September 30 (in millions)
	2025		2024
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(47)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(43)	$(49)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(45)
£150 million Sterling	(68)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(65)	(67)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(64)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(526)	Accounts payable and accrued liabilities $(13); Accrued interest $(28); Other long-term liabilities $(485)	$(622)	Accounts payable and accrued liabilities $(10), Accrued interest $(26); Other long-term liabilities $(586)
$476 million notional	(172)	Accounts payable and accrued liabilities $(5); Accrued interest $(9); Other long-term liabilities $(158)	(218)	Accounts payable and accrued liabilities $(3), Accrued interest $(9); Other long-term liabilities $(206)
Commodity contract derivatives	10	Other current assets $14; Other long-term assets $2; Accounts payable and accrued liabilities $(2); Other long-term liabilities $(4)	2	Other current assets $5; Other long-term assets $2; Accounts payable and accrued liabilities $(3); Other long-term liabilities $(2)
Commodity derivatives under the FHP	(57)	Other long-term assets $8; Accounts payable and accrued liabilities $(57); Other long-term liabilities $(8)	(161)	Accounts payable and accrued liabilities $(99); Other long-term liabilities $(62)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding at September 30, 2025:

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the MtM gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Other current assets, Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the years ended September 30, 2025 and 2024, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $145 million and the increase in unrealized losses of $182 million, respectively.  TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Contract Derivatives. TVA enters into certain commodity contract derivatives for natural gas that require physical delivery of the contracted quantity. TVA may also enter into PPAs that provide an option to financially settle contracted power deliveries. This option creates an embedded derivative in the hosting PPA. TVA marks to market these contracts and defers the unrealized gains (losses) as regulatory liabilities (assets). At September 30, 2025, TVA's natural gas commodity contract derivatives had terms of up to 10 years.

Commodity Contract Derivatives At September 30
	2025			2024
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	53	562 million mmBtu	$10	45	321 million mmBtu	$2

Commodity Derivatives under the FHP. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's FHP policy prohibits trading financial instruments under the FHP for speculative purposes. At September 30, 2025, TVA's natural gas swap contracts under the FHP had remaining terms of up to four years.

Commodity Derivatives under Financial Hedging Program(1) At September 30
	2025				2024
	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)
Natural gas swap contracts	295	300	million mmBtu	$(57)	126	230	million mmBtu	$(161)
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

Offsetting of Derivative Assets and Liabilities

    The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) At September 30 (in millions)
	2025	2024
Assets
Commodity contract derivatives	16	7
Commodity derivatives under the FHP(2)	8	—
Total derivatives subject to master netting or similar arrangement	$24	$7

Liabilities
Currency swaps	$115	$116
Interest rate swaps(3)	698	840
Commodity contract derivatives	6	5
Commodity derivatives under the FHP(2)	65	161
Total derivatives subject to master netting or similar arrangement	$884	$1,122
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no other material offsetting amounts on TVA's Consolidated Balance Sheets at either September 30, 2025 or 2024.
(2) At September 30, 2025, the gross derivative asset and gross derivative liability was $28 million and $85 million, respectively, with offsetting amounts for each totaling $20 million. At September 30, 2024, the gross derivative asset and gross derivative liability were $4 million and $165 million, respectively, with offsetting amounts for each totaling $4 million.
(3) Letters of credit of approximately $442 million and $535 million were posted as collateral at September 30, 2025 and 2024, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the NDT, ART, SERP, DCP, and RP.  See Note 17 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments.  The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.   At September 30, 2025 and 2024, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $16 million and $11 million at September 30, 2025 and 2024, respectively.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At September 30, 2025, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $884 million.  TVA's collateral obligations at September 30, 2025, under these arrangements were $456 million, for which TVA had posted $442 million in letters of credit.  These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the interest rate swap contracts as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.9 billion and $1.7 billion of receivables from power sales outstanding at September 30, 2025 and 2024, respectively, nearly all of the counterparties were rated investment grade. The majority of the obligations of these customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 4 — Accounts Receivable, Net, and Note 10 — Other Long-Term Assets.
TVA had revenue from two LPCs that collectively accounted for 17 percent of total operating revenues for both the years ended September 30, 2025 and 2024.

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

TVA continues to experience supply chain pressures resulting from inflation, tariffs and other trade restrictions, material constraints, and labor availability. These factors have contributed to project delays, limited availability of critical materials, and increased costs for both materials and labor. Although these challenges have been managed with limited disruption to business operations thus far, continued or escalating pressures could result in more substantial operational impacts and increased pressure on power rates.

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

    Coal. To help support a reliable coal supply, TVA maintained contracts with multiple suppliers at September 30, 2025. These contracts source coal from several diverse geographic regions across the U.S., with deliveries made via both barge and rail. Coal suppliers have faced mounting financial pressures driven by emerging technologies, evolving regulatory frameworks, and shifting market dynamics. These challenges have strained the balance between coal demand and available supply. TVA is actively evaluating recent regulatory developments that may impact its coal procurement strategy and long-term generation planning.

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

    Purchased Power. TVA acquires power from a variety of power producers through long-term and shorter-term PPAs as well as through spot market purchases. Because of the reliability risk of purchased power, TVA generally requires that the PPAs contain certain counterparty performance assurance requirements to help insure counterparty performance during the term of the agreements.

Other Suppliers. Solar supply chain constraints, commodity price increases, legislative changes, trade policy issues, and investigations into and affecting solar panel imports have created challenges for the U.S. solar industry including TVA's solar portfolio.

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At September 30, 2025, all of TVA's commodity derivatives under the FHP, currency swaps, and interest rate swaps were with counterparties whose Moody's credit ratings were A2 or higher. TVA classifies forward natural gas contracts as derivatives. At September 30, 2025, the forward natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

    At September 30, 2025, Investment funds were comprised of $5.6 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, DCP, and RP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $3.7 billion and $1.7 billion, respectively, at September 30, 2025.

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

    Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $361 million, private real assets of $138 million, and private credit of $117 million at September 30, 2025. The ART had unfunded commitments related to limited partnerships in private equity of $145 million, private real assets of $89 million, and private credit of $57 million at September 30, 2025. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

     Realized and unrealized gains and losses on equity and trading debt securities are recognized in current earnings and are based on average cost. The gains and losses of the NDT and ART are subsequently reclassified to a regulatory asset or liability account in accordance with TVA's regulatory accounting policy. See Note 1 — Summary of Significant Accounting Policies — Cost-Based Regulation and Note 11 — Regulatory Assets and Liabilities. TVA recorded unrealized gains and losses related to its equity and trading debt securities held during each period as follows:

Unrealized Investment Gains (Losses)(1) For the years ended September 30 (in millions)
Fund	Financial Statement Presentation	2025	2024
NDT	Regulatory assets(2)	$221	$324
ART	Regulatory assets(3)	116	171
SERP	Other income, net	3	14
DCP	Other income, net	1	2
Notes
(1) The unrealized gains for the RP were less than $1 million for both the years ended September 30, 2025 and 2024 and therefore were not represented in the table above.
(2) Includes $10 million and $93 million of unrealized gains related to NDT equity securities (excluding commingled funds) for the years ended September 30, 2025 and 2024, respectively.
(3) Includes $7 million and $36 million of unrealized gains related to ART equity securities (excluding commingled funds) for the years ended September 30, 2025 and 2024, respectively.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2024) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $3 million decrease in the fair value of liabilities at September 30, 2025.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2025 and 2024. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At September 30, 2025 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$844	$—	$—	$844
Government debt securities(1)(2)	423	50	—	473
Corporate debt securities(3)	—	411	—	411
Mortgage and asset-backed securities	—	40	—	40
Institutional mutual funds	367	—	—	367
Forward debt securities contracts	—	16	—	16
Cash equivalents and other short-term investments(2)(4)	111	163	—	274
Private equity funds measured at net asset value(5)	—	—	—	875
Private real asset funds measured at net asset value(5)	—	—	—	467
Private credit funds measured at net asset value(5)	—	—	—	278
Commingled funds measured at net asset value(5)	—	—	—	1,528
Total investments	1,745	680	—	5,573
Commodity contract derivatives	—	16	—	16
Commodity derivatives under the FHP	—	8	—	8
Total	$1,745	$704	$—	$5,597

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(6)	$—	$115	$—	$115
Interest rate swaps	—	698	—	698
Commodity contract derivatives	—	6	—	6
Commodity derivatives under the FHP	—	65	—	65
Total	$—	$884	$—	$884
Notes
(1) Includes obligations of government-sponsored entities.
(2) There are $423 million of U.S. Treasury securities in Level 1 Government debt securities and $111 million of U.S. Treasury securities in Level 1 Cash equivalents and other short-term investments for a total of $534 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
(3) Includes both U.S. and foreign debt.
(4) Includes $60 million net payables (interest receivable, dividends receivable, receivables for investments sold, and payables for investments purchased), and $124 million of repurchase agreements in Level 2 Cash equivalents and other short-term investments.
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

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at September 30, 2025 and 2024, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at September 30, 2025 and 2024, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At September 30, 2025		At September 30, 2024
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$57	$57	$56	$56

Loans and other long-term receivables, net (including current portion)	Level 2	86	80	105	99

EnergyRight® financing obligations (including current portion)	Level 2	66	74	66	74

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	16	18	17	19

Long-term outstanding power bonds, net (including current maturities)	Level 2	21,831	21,967	18,889	19,416

Long-term debt of VIEs, net (including current maturities)	Level 2	1,681	1,696	934	966

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

LPC sales
Approximately 91 percent of TVA's Revenue from sales of electricity for the year ended September 30, 2025, and approximately 92 percent of TVA's Revenue from sales of electricity for both the years ended September 30, 2024 and 2023, was from LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During 2025, revenues generated from TVA's electricity sales were $13.5 billion and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for each of the last three years are detailed in the table below:

Operating Revenues By State For the years ended September 30 (in millions)
	2025	2024	2023
Alabama	$1,995	$1,768	$1,731
Georgia	329	295	284
Kentucky	850	776	773
Mississippi	1,254	1,150	1,146
North Carolina	88	89	89
Tennessee	8,915	7,998	7,819
Virginia	52	47	46
Subtotal	13,483	12,123	11,888
Off-system sales	7	8	14
Revenue capitalized during pre-commercial plant operations(1)	(4)	(3)	(3)
Revenue from sales of electricity	13,486	12,128	11,899
Other revenue	186	186	155
Total operating revenues	$13,672	$12,314	$12,054
Note
(1) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 21-30 in 2025 and Paradise CT Units 5-7 in 2024.

    TVA's operating revenues by customer type for each of the last three years are detailed in the table below:

Operating Revenues by Customer Type For the years ended September 30 (in millions)
	2025	2024	2023
Revenue from sales of electricity
Local power companies	$12,334	$11,138	$10,903
Industries directly served	1,017	868	864
Federal agencies and other	139	125	135
Revenue capitalized during pre-commercial plant operations(1)	(4)	(3)	(3)
Revenue from sales of electricity	13,486	12,128	11,899
Other revenue	186	186	155
Total operating revenues	$13,672	$12,314	$12,054
Note
(1) Represents revenue capitalized during pre-commercial operations at Johnsonville Aeroderivative CT Units 21-30 in 2025 and Paradise CT Units 5-7 in 2024.

    TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $231 million, $215 million, and $199 million, respectively, for the years ended September 30, 2025, 2024, and 2023. In 2020, TVA provided participating LPCs a flexibility option, named Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in August 2023 which permit projects to be located anywhere in TVA's service area, either connected to the LPC distribution system or TVA's transmission system, and make it easier for LPCs to partner in projects. As of September 30, 2025, 148 LPCs had signed the Partnership Agreement with TVA, and 109 LPCs had signed a Power Supply Flexibility Agreement.

In previous years, the TVA Board approved pandemic credits, which were effective in 2023. These credits provided an annual 2.5 percent monthly base rate credit and applied to service provided to TVA's LPCs, their large commercial and industrial customers, and TVA directly served customers. For the year ended September 30, 2023, pandemic credits totaled $225 million. The pandemic credits ended September 30, 2023.

The number of LPCs by contract arrangement, the revenues derived from such arrangements for 2025, and the percentage those revenues comprised of TVA's total operating revenues for 2025, are summarized in the table below:

TVA Local Power Company Contracts At or for the year ended September 30, 2025
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	148	$10,636	77.8%
5-year termination notice	5	1,698	12.4%
Total	153	$12,334	90.2%
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

    TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively.  Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues in 2025, 2024, and 2023.

Contract Balances

    Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at September 30, 2025.

    Contract liabilities represent an entity's obligations to transfer goods or services to customers for which the entity has received consideration (or an amount of consideration is due) from the customers. These contract liabilities are primarily related to upfront consideration received prior to the satisfaction of the performance obligation. See Economic Development Incentives below and Note 13 — Other Long-Term Liabilities — Long-Term Deferred Revenue.

    Economic Development Incentives. Under certain economic development programs TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $321 million, $318 million, and $330 million for 2025, 2024, and 2023, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At September 30, 2025 and 2024, the outstanding unpaid incentives were $193 million and $187 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

19.  Other Income, Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income, Net For the years ended September 30 (in millions)
	2025	2024	2023
Interest income	$52	$42	$34
External services	28	17	15
Gains (losses) on investments	14	23	13
Miscellaneous	(2)	(11)	(1)
Total other income, net	$92	$71	$61

20. Supplemental Cash Flow Information

    Interest paid was $1.1 billion in each of 2025, 2024, and 2023. These amounts differ from interest expense in certain years due to the timing of payments. There was no interest capitalized in 2025, 2024, or 2023.

    Construction in progress and nuclear fuel expenditures included in Accounts payable and accrued liabilities at September 30, 2025, 2024, and 2023 were $1.2 billion, $898 million, and $559 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the years ended September 30, 2025, 2024, and 2023 as non-cash investing activities. ARO project accruals included in Accounts payable and accrued liabilities at September 30, 2025, 2024, and 2023 were $57 million, $45 million, and $71 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the years ended September 30, 2025, 2024, and 2023 as non-cash operating activities.

Excluded from the Consolidated Statements of Cash Flows for the year ended September 30, 2024, were non-cash investing and financing activities of $230 million primarily related to two finance leases. There was a $56 million lease asset and lease liability recorded as a result of a new finance lease entered into in May 2024. In addition, there was a $163 million lease liability and a $179 million lease asset recorded as a remeasurement of an existing lease due to change in lease term. There are no material finance leases that were entered into during the years ended September 30, 2025 and 2023. See Note 9 — Leases for further information regarding TVA's finance leases.

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

    401(k) Plan. Under the 401(k) plan, the non-elective and matching contributions TVA makes to participant accounts depends on the employee's hire date, years of service, and individual elections. Non-elective employer contributions for eligible participants range from three percent to six percent and matching employer contributions range from 1.5 percent to six percent. TVA recognized 401(k) contribution costs of $124 million, $116 million, and $105 million during 2025, 2024, and 2023, respectively.

Supplemental Executive Retirement Plan. The SERP was established for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits imposed by IRS rules applicable to the qualified defined benefit pension plan. In July 2025, the SERP was amended so that participants will cease accruing new benefits on September 30, 2025. Participants will continue to be entitled to receive their accrued benefits as calculated on September 30, 2025.

Restoration Plan. TVA established the RP, a nonqualified excess 401(k) plan, to allow certain eligible employees whose contributions to the 401(k) plan are limited by IRS rules to save additional amounts for retirement and receive non-elective and matching employer contributions. Additionally, the RP, which previously prohibited participation by any TVA executive who was a participant in the SERP, was amended to authorize participation for all executives otherwise entitled to participate, effective October 1, 2025. TVA recognized RP benefit costs of $2 million in 2025, $1 million in 2024, and less than $1 million in 2023.

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

Amortization of Net Gain or Loss.  TVA utilizes the corridor approach for gain/loss amortization.  Differences between actuarial assumptions and actual plan results are deferred and amortized into periodic cost only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets.  If necessary, the excess is amortized over the average future expected working lifetime of participants expected to receive benefits, which is approximately 10 years for the pension plan and 15 years for the post-retirement plans.

Amortization of Prior Service Cost/(Credit). Amortization of net prior service cost/(credit) resulting from a plan change is included as a component of period expense in the year first recognized and every year thereafter until it is fully amortized.  The increase or decrease in the benefit obligation due to the plan change is amortized over the average remaining service period of participating employees expected to receive benefits under the plan. The pension and post-retirement plans currently have prior service costs/(credits) from plan changes made in 2016 and 2018, with remaining amortization periods ranging from two to four years. However, when a plan change reduces the benefit obligation, existing positive prior service costs are reduced or eliminated starting with the earliest established before a new prior service credit base is established.

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

Obligations and Funded Status

The changes in plan obligations, assets, and funded status for the years ended September 30, 2025 and 2024, were as follows:

Obligations and Funded Status For the years ended September 30 (in millions)
859,400,000	Pension Benefits			Other Post-Retirement Benefits
867,300,000	2025	2024		2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$11,002	$10,099		$353	$347
Service cost	32	29		11	11
Interest cost	526	579		17	21
Plan participants' contributions	3	3		—	—
Collections(1)	—	—		12	12
Actuarial (gain) loss	(457)	1,059	1.1	(67)	(4)
Curtailments (2)	(1)	—		—	—
Special/contractual termination benefits (3)	—	—		1	—
Net transfers (to) from variable fund/401(k) plan	2	5		—	—
Expenses paid	(7)	(6)		—	—
Benefits paid	(799)	(766)		(36)	(34)
Benefit obligation at end of year	10,301	11,002		291	353

Change in plan assets
Fair value of net plan assets at beginning of year	8,673	8,129		—	—
Actual return on plan assets	412	1,004		—	—
Plan participants' contributions	3	3		—	—
Collections(1)	—	—		12	12
Net transfers (to) from variable fund/401(k) plan	2	5		—	—
Employer contributions	310	304		24	22
Expenses paid	(7)	(6)		—	—
Benefits paid	(799)	(766)		(36)	(34)
Fair value of net plan assets at end of year	8,594	8,673		—	—
Funded status	$(1,707)	$(2,329)		$(291)	$(353)
Note
(1) Collections include retiree contributions as well as provider discounts and rebates.
(2) The 2025 pension obligation plan curtailment gain is a result of the amendments to the TVA SERP in which participants ceased accruing new benefits effective September 30, 2025. This reduced the projected benefit obligation by $1 million.
(3) Special/contractual termination benefits for certain eligible employees related to TVA's restructuring activities. For 2025, the other post-retirement plan recognized a loss that increased the obligation by $1 million as a result of special/contractual termination benefits for certain eligible employees related to TVA’s restructuring activities. See Note 3 — Restructuring.

For 2025, the $457 million pension benefit obligation actuarial gain was primarily due to the increase in the discount rate from 4.95 percent to 5.47 percent, which decreased the liability by $514 million. These gains were primarily offset by a $39 million actuarial loss due to observed plan experience and an $18 million actuarial loss from assumption changes due to higher Cost of Living Adjustment ("COLA") and higher interest crediting rates than previously assumed.

For 2024, the $1.1 billion pension benefit obligation actuarial loss was primarily due to the decrease in the discount rate from 5.95 percent to 4.95 percent, which increased the liability by $981 million. In addition, TVA recognized a $46 million actuarial loss due to higher COLA and higher interest crediting rates than previously assumed, and a $37 million actuarial loss due to observed plan experience. These losses were offset by a $5 million actuarial gain due to mortality assumption changes.

The other post-retirement actuarial gain for 2025 decreased the benefit obligation by $67 million. TVA recognized a $24 million actuarial gain from the increase in the discount rate from 5.00 percent to 5.62 percent. In addition, TVA recognized a $28 million gain due to the change in the post-Medicare health care cost trend rate due to the Medicare supplement insurance premiums on the private exchange escalating at a lower rate than previously assumed. Additionally, TVA recognized an

$18 million actuarial gain to reflect changes in the observed and anticipated pre-Medicare per capita claims costs and contributions, partially offset by a $3 million actuarial loss primarily due to higher claims costs for 2025 than previously assumed.

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

Amounts related to these benefit plans recognized on TVA's Consolidated Balance Sheets consist of regulatory assets and liabilities that have not been recognized as components of net periodic benefit cost at September 30, 2025 and 2024, and the funded status of TVA's benefit plans, which are included in Accounts payable and accrued liabilities and Post-retirement and post-employment benefit obligations:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30 (in millions)
	Pension Benefits		Other Post-Retirement Benefits
	2025	2024	2025	2024
Regulatory assets (liabilities)	$1,531	$1,979	$(131)	$(81)
Accounts payable and accrued liabilities	(9)	(6)	(17)	(20)
Pension and post-retirement benefit obligations(1)	(1,698)	(2,323)	(274)	(333)
Note
(1) The table above excludes $208 million of post-employment benefit costs and $3 million of RP costs at September 30, 2025, and $230 million of post-employment benefit costs and $1 million of RP costs at September 30, 2024 that are recorded in Post-retirement and post-employment benefit obligations on the Consolidated Balance Sheets.

Unrecognized amounts included in regulatory assets or liabilities yet to be recognized as components of accrued benefit cost at September 30, 2025 and 2024, consisted of the following:

Post-Retirement Benefit Costs Deferred as Regulatory Assets (Liabilities) At September 30 (in millions)
	Pension Benefits		Other Post-Retirement Benefits
	2025	2024	2025	2024
Unrecognized prior service credit	$(158)	$(247)	$(25)	$(42)
Unrecognized net loss (gain)	1,689	2,226	(106)	(39)
Total regulatory assets (liabilities)	$1,531	$1,979	$(131)	$(81)

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

Accumulated Benefit Obligations in Excess of Plan Assets At September 30 (in millions)
	2025	2024
Accumulated benefit obligation	$10,278	$10,971
Fair value of net plan assets	8,594	8,673

The components of net periodic benefit cost for the years ended September 30, 2025, 2024, and 2023 were as follows:

Components of Net Periodic Benefit Cost (1) For the years ended September 30 (in millions)
	Pension Benefits			Other Post-Retirement Benefits
	2025	2024	2023	2025	2024	2023
Service cost	$32	$29	$32	$11	$11	$10
Interest cost	526	579	568	17	21	18
Expected return on plan assets	(505)	(494)	(492)	—	—	—
Amortization of prior service credit	(89)	(89)	(88)	(17)	(17)	(17)
Recognized net actuarial loss (gain)	173	99	135	(1)	(1)	(2)
Total net periodic benefit cost	137	124	155	10	14	9
Special/contractual termination benefits(2)	—	—	—	1	—	—
Amount expensed due to actions of regulator	—	—	77	—	—	—
Total net periodic benefit cost	$137	$124	$232	$11	$14	$9
Note
(1) The components of total benefit cost other than the service cost component are included in Other net periodic benefit cost on the Consolidated Statements of Operations.
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

Actuarial Assumptions Utilized to Determine Benefit Obligations at September 30
	Pension Benefits		Other Post-Retirement Benefits
	2025	2024	2025	2024
Discount rate	5.47%	4.95%	5.62%	5.00%
Average rate of compensation increase	3.97%	4.01%	N/A	N/A
Weighted average interest crediting rate	5.11%	5.13%	N/A	N/A
Cost of living adjustment (COLA)(1)	2.00%	2.00%	2.00%	2.00%
Pre-Medicare eligible per capita claim costs
Current health care cost trend rate	N/A	N/A	7.75%	7.25%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2036	2034
Pre-Medicare eligible per capita contributions
Current health care cost trend rate	N/A	N/A	7.75%	7.25%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2036	2034
Post-Medicare eligible
Current health care cost trend rate	N/A	N/A	—%	—%
Ultimate health care cost trend rate	N/A	N/A	4.00%	4.00%
Year ultimate trend rate is reached	N/A	N/A	2029	2026
Note
(1) The COLA assumption rate is the ultimate long-term rate. The CY rate for 2026 is assumed to be 2.49 percent, and for years thereafter the ultimate rate is used.

Actuarial Assumptions Utilized to Determine Net Periodic Benefit Cost for the Years Ended September 30 (1)
	Pension Benefits			Other Post-Retirement Benefits
	2025	2024	2023	2025	2024	2023
Discount rate	4.95%	5.95%	5.60%	5.00%	6.05%	5.65%
Expected return on plan assets(2)	6.50%	6.50%	6.50%	N/A	N/A	N/A
Weighted average interest crediting rate	5.11%	5.13%	5.14%	N/A	N/A	N/A
Cost of living adjustment (COLA)(3)	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%
Average rate of compensation increase	3.96%	4.01%	3.28%	N/A	N/A	N/A
Pre-Medicare eligible per capita claims costs
Current health care cost trend rate	N/A	N/A	N/A	7.25%	7.50%	7.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2034	2034	2031
Pre-Medicare eligible per capita contributions
Current health care cost trend rate	N/A	N/A	N/A	7.25%	5.00%	5.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2034	2022	2022
Post-Medicare eligible
Current health care cost trend rate	N/A	N/A	N/A	—%	—%	—%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.00%	4.00%	4.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2026	2026	2026
Notes
(1) The actuarial assumptions used to determine the benefit obligations at September 30 of each year are subsequently used to determine net periodic benefit cost for the following year except the assumptions rate of compensation increase and weighted average interest crediting rate.
(2) The actual return on assets for 2025, 2024, and 2023 was 4.90 percent, 12.72 percent, and 6.13 percent, respectively.
(3) The COLA assumption rate is the ultimate rate. The actual CY rate is used in determining the expense, and for years thereafter the ultimate rate is used.

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

    Expected Return on Plan Assets.  The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. The expected rate of return is based on annual studies performed by third-party professional investment consultants. In determining the expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice, the current outlook on capital markets, the asset allocation policy, and the anticipated investment expenses and impact of active management. Asset allocations are periodically updated using the pension plan asset/liability studies and are part of the determination of the estimates of long-term rates of return. The TVARS asset allocation policy diversifies plan assets across multiple asset classes so as to minimize the risk of large losses. The asset allocation policy is designed to be responsive to changes in the funded status of TVARS. In June 2025, the TVARS Board approved a new asset allocation, but had no changes to the 6.50 percent expected return on assets assumption adopted in 2022.

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

    Mortality.  The mortality assumption is comprised of a base table that represents the current future life expectancy adjusted by an improvement scale to project future improvements in life expectancy. TVA's mortality assumptions are based upon actuarial projections in combination with studies of the actual mortality experience of TVA's pension and post-retirement benefit plan participants while taking into consideration the published Society of Actuaries ("SOA") mortality table and projection scale at September 30, 2025.

The following mortality assumptions were used to determine the benefit obligations for the pension and other post-retirement benefit plans at September 30, 2025, 2024, and 2023. Assumptions used to determine year-end benefit obligations are the assumptions used to determine the subsequent year's net periodic benefit costs.

Mortality Assumptions At September 30
	2025	2024	2023
Mortality table	PRI-2012 Upper Quartile table (adjusted)	PRI-2012 Upper Quartile table (adjusted)	PRI-2012 Upper Quartile table (adjusted)
Improvement scale	MP-2021 (modified)	MP-2021 (modified)	MP-2021 (modified)

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

TVA's COLA assumption is derived from long-term expectations of the expected future rate of inflation, based upon capital market assumptions, economic forecasts, and the Federal Reserve policy. The actual CY COLA and the long- term COLA assumption are used to determine the benefit obligation at September 30 and the net periodic benefit costs for the following fiscal year.  The actual CY COLAs for 2025, 2024, and 2023 were 2.77 percent, 4.44 percent, and 6.00 percent, respectively.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions:

Sensitivity to Certain Changes in Pension Assumptions
Actuarial Assumption	Change in Assumption	Impact on 2025 Pension Cost (in millions)	Impact on 2025 Projected Benefit Obligation (in millions)
Discount rate	(0.25)%	$12	$241
Rate of return on plan assets	(0.25)%	19	N/A
Cost of living adjustments	0.25%	20	168

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Plan Investments

    In June 2025, based on current market conditions and updated capital market assumptions, the asset allocation policy was modified to progress towards the goal of reducing risk and volatility in the TVARS investment portfolio. TVARS investments are being reallocated in a prudent manner over time to move toward the new asset allocation targets. Pursuant to the TVARS Rules and Regulations, any proposed changes in asset allocation that would change TVARS's assumed rate of investment return are subject to the review and veto of the TVA Board. The qualified pension plan assets are invested across fixed income, equities, and real assets. The TVARS asset allocation policy includes permissible deviations from target allocations, and action can be taken, as appropriate, to rebalance the plan's assets consistent with the asset allocation policy. At September 30, 2025 and 2024, the asset holdings of TVARS included the following (prior year amounts have been reclassified to conform to the current presentation):

Asset Holdings of TVARS
		Plan Assets at September 30
Asset Category	Target Allocation	2025	2024
Fixed Income	68%	59%	58%
Equity	20%	23%	25%
Real Assets	12%	18%	17%
Total	100%	100%	100%

Fair Value Measurements

    The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2025:

TVA Retirement System At September 30, 2025 (in millions)
	Total(1)(2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$740	$727	$—	$13

Preferred securities	2	—	—	2

Debt securities
Corporate debt securities	770	—	764	6
Mortgage and asset-backed securities	523	—	520	3
Debt securities issued by U.S. Treasury	433	433	—	—
Debt securities issued by foreign governments	18	—	18	—
Debt securities issued by state/local governments	17	—	17	—

Commingled funds measured at net asset value(3)
Equity	286	—	—	—
Debt	1,845	—	—	—

Institutional mutual funds	196	196	—	—
Cash equivalents and other short-term investments	181	10	171	—
Private credit funds measured at net asset value(3)	1,175	—	—	—
Private equity funds measured at net asset value(3)	1,290	—	—	—
Private real asset funds measured at net asset value(3)	1,209	—	—	—

Securities lending collateral	142	—	142	—

Derivatives
Futures	3	3	—	—
Swaps	7	—	7	—

Total assets	$8,837	$1,369	$1,639	$24

Notes
(1)  Excludes approximately $101 million in net payables associated with security purchases and sales and various other payables.
(2)  Excludes a $142 million payable for collateral on loaned securities in connection with TVARS's participation in securities lending programs.
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

The following table provides a reconciliation of beginning and ending balances of pension plan assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (in millions)
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at September 30, 2023	$60
Net realized/unrealized gains (losses)	2
Purchases, sales, issuances, and settlements (net)	10
Transfers in and/or out of Level 3	(7)
Balance at September 30, 2024	65
Net realized/unrealized gains (losses)	10
Purchases, sales, issuances, and settlements (net)	(18)
Transfers in and/or out of Level 3	(33)
Balance at September 30, 2025	$24

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

    The pension plan's investments in equity and debt commingled funds can generally be redeemed upon notification of the investment managers, with required notice periods varying from same-day to monthly. These investments do not have unfunded commitments.

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

    The pension plan is invested in two commingled funds that develop, renovate, and re-lease real estate properties to create value. Investments are predominantly in top tier real estate markets that offer deep liquidity. Property types include residential, office, industrial, hotel, retail, and land. Properties are diversified by geographic region within the U.S. domestic market. The plan is invested in a commingled fund that invests primarily in core, well-leased, operating real estate properties with a focus on income generation. Investments are diversified by property type with a focus on office, industrial, apartment, and retail. Properties are diversified within the U.S. with an overweight to major market and coastal regions.

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

Cash Flows

Estimated Future Benefit Payments.  The following table sets forth the estimated future benefit payments under the benefit plans.

Estimated Future Benefits Payments At September 30, 2025 (in millions)
	Pension Benefits(1)	Other Post-Retirement Benefits
2026	$827	$17
2027	826	17
2028	826	16
2029	819	16
2030	808	16
2031 - 2035	3,885	93
Note
(1) Participants are assumed to receive the Fixed Fund in a lump sum in lieu of available annuity options allowed for certain grandfathered participants resulting in higher estimated pension benefits payments.

Contributions.  TVA made contributions to the pension plan of $300 million for 2025 and 2024. TVA has committed to make a minimum contribution of $300 million per year through 2036 or until the plan has reached and remained at 100 percent funded status under the actuarial rules applicable to TVARS. TVA made SERP contributions of $10 million and $4 million for 2025 and 2024, respectively. TVA made cash contributions to the other post-retirement benefit plans of $24 million (net of $5 million in rebates) and $22 million (net of $5 million in rebates) for 2025 and 2024, respectively. In addition, TVA recognized 401(k) contribution costs of $124 million and $116 million for the years ended September 30, 2025 and 2024, respectively. TVA expects to contribute $300 million to TVARS, $9 million to the SERP, and $17 million to the other post-retirement benefit plans in 2026.

Other Post-Employment Benefits

    Post-employment benefit cost estimates are revised to properly reflect changes in actuarial assumptions made at the end of each year. TVA utilizes a discount rate determined by reference to the U.S. Treasury Constant Maturities corresponding to the calculated average durations of TVA's future estimated post-employment claims payments. The use of a 4.16 percent discount rate resulted in the recognition of $3 million in expenses in 2025 and an unpaid benefit obligation of $233 million at September 30, 2025. The use of a 3.81 percent discount rate resulted in the recognition of approximately $21 million in expenses in 2024 and an unpaid benefit obligation of $258 million at September 30, 2024. The use of a 4.59 percent discount rate resulted in the recognition of approximately $(3) million in expenses in 2023 and an unpaid benefit obligation of $266 million at September 30, 2023. The U.S. Department of Labor ("DOL") administers TVA's worker compensation program and invoices TVA annually for claims processed.

The decrease in the unpaid obligation at September 30, 2025, compared to the prior year was due primarily to the increase in the discount rate from 3.81 percent in 2024 to 4.16 percent in 2025 and a decrease in overall claims experience. The DOL billed TVA $25 million for 2025 claims due in October 2025. TVA estimated claims for 2026 are $24 million.

The decrease in the unpaid obligation at September 30, 2024, compared to the prior year was due primarily to the decrease in overall claims experience offset by inflationary impacts on wage and medical costs and a decrease in the discount rate from 4.59 percent in 2023 to 3.81 percent in 2024. TVA paid $28 million for 2024 claims to the DOL in October 2024.

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

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30 (in millions)
	2025	2024
Accounts payable and accrued liabilities	$25	$28
Post-retirement and post-employment benefit obligations	208	230

22. Collaborative Arrangement

In 2023, TVA, Ontario Power Generation, BWRX TCA sp. z.o.o., and GE Vernova Hitachi Nuclear Energy ("GVH") entered into a multi-party collaborative arrangement to advance the global deployment of the GVH BWRX-300 small modular reactor. GVH is responsible for standard design development. Under the agreement, TVA will contribute up to $93 million for design costs incurred by GVH through 2026. At the time feasibility is determined, TVA will have the right to use the design and may receive additional economic benefits.
Payments pursuant to the agreement are recorded as research and development expense, which is reflected as Operating and maintenance expense on TVA's Consolidated Statements of Operations in the period incurred. TVA recorded $11 million and $41 million of expenses related to this agreement for the years ended September 30, 2025 and 2024, respectively. TVA also had a $6 million letter of credit posted under this arrangement at September 30, 2025.

23. Commitments and Contingencies

Commitments

    Power Purchase Obligations.  TVA has contracted with various independent power producers and LPCs for additional capacity to be made available to TVA. Several of these agreements have contractual minimum payments and are accounted for as either finance or operating leases.  In total, these agreements provide 5,938 megawatts ("MW") of summer net capability.  The remaining terms of the agreements range up to 23 years.  Additionally, TVA has contracted with regional transmission organizations to reserve 3,750 MW of transmission service to support purchases from the market and certain PPAs. The remaining terms of these agreements range up to six years. TVA has recorded $696 million, $519 million, and $355 million of expense under these power purchase and transmission service agreements during 2025, 2024, and 2023, respectively.

TVA has one power purchase agreement that was negotiated as part of arranging financing for the facility. At September 30, 2025, the non-lease portion of the commitment for each of the next five years and thereafter is shown below:

	2026	2027	2028	2029	2030	Thereafter
Unconditional purchase obligation	$162	$162	$162	$162	$162	$242

Under federal law, TVA is obligated to purchase power from qualifying facilities (cogenerators and small power producers).  As of September 30, 2025, there was a combined qualifying facility capacity of 281 MW from 1,344 different generation sources, from which TVA purchased power under this law.

Unfunded Loan Commitments. At September 30, 2025, TVA had no commitments under unfunded loan commitments for 2026 through 2030.

Other Commitments. See Note 9 — Leases, Note 12 — Variable Interest Entities, Note 15 — Debt and Other Obligations, and Note 21 — Benefit Plans for the obligations and commitments attributable to leases, VIEs and membership interests of VIEs subject to mandatory redemption, leaseback obligations, and the retirement plan, respectively.

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

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to nuclear generating plants, coal-fired generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. See Note 14 — Asset Retirement Obligations.

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options authorized by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At September 30, 2025, $4.0 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2022. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

TVA maintains an NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  See Note 17 — Fair Value Measurements — Investment Funds. TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments and additional contributions, if necessary, will be available to support decommissioning.  TVA's operating nuclear power units are licensed through various dates between 2033 - 2055, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.  See Note 11 — Regulatory Assets and Liabilities — Nuclear Decommissioning Costs and Note 14 — Asset Retirement Obligations.

Non-Nuclear Decommissioning.  At September 30, 2025, $6.4 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

TVA maintains an ART to help fund the ultimate decommissioning of its non-nuclear power assets.  See Note 17 — Fair Value Measurements — Investment Funds. Estimates involved in determining if additional funding will be made to the ART include inflation rate, rate of return projections on the fund investments, and the planned use of other sources to fund decommissioning costs.  See Note 11 — Regulatory Assets and Liabilities — Non-Nuclear Decommissioning Costs and Note 14 — Asset Retirement Obligations.

Environmental Matters. TVA's generation activities, like those across the utility industry and in other industrial sectors, are subject to federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA's activities include air quality control, greenhouse gas ("GHG") emissions, water quality control, and management and disposal of solid and hazardous wastes.  Regulations in these major areas continue to evolve.

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

Compliance with the 2015 CCR Rule required implementation of a groundwater monitoring program, additional engineering, evaluation of authorized closure methods, coordination with certain state authorities, and ongoing analysis at each TVA CCR unit. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation and/or remediation. In addition, on May 8, 2024, EPA published its Legacy CCR Rule, which expands the scope of the existing regulatory requirements of the 2015 CCR Rule to include two additional classes of CCR units: Legacy SIs and CCRMUs. As a result of the enactment of the final rule, during 2024, TVA recorded additional estimated AROs and recorded a corresponding regulatory asset due to AROs being associated with closed sites and asset retirement costs having been fully depreciated. However, the amounts recorded are subject to various uncertainties, and actual amounts may differ materially based upon a number of factors, including, but not limited to, the outcome of legal challenges to the Legacy CCR Rule, ongoing evaluations of the number and scope of newly regulated units, determinations on final closure requirements and performance standards, and possible changes to the Legacy CCR Rule by EPA. See Note 14 — Asset Retirement Obligations.

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

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At September 30, 2025 and 2024, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was $8 million and $15 million, respectively, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

In August 2015, the Tennessee Department of Environment and Conservation ("TDEC") issued an order that includes an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. TVA is also following a similar process pursuant to a consent order. At September 30, 2025 and 2024, TVA's estimated liability for costs associated with environmental remediation activities for the sites covered by these orders for which sufficient information is available to develop a cost estimate was approximately $319 million and $215 million, respectively, on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The current estimated time frame for work related to these remediation activities for which TVA has a cost estimate is through 2044.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities.

General. At September 30, 2025, TVA had accrued $11 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $9 million is included in Other long-term liabilities and $2 million is included in Accounts payable and accrued liabilities.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. On April 14, 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups (collectively, the "Environmental Agreements"). To resolve alleged New Source Review claims, TVA committed under the Environmental Agreements to, among other things, take now-completed actions regarding coal units and invest $290 million in certain TVA environmental projects. Of this amount, TVA had spent approximately $285 million as of September 30, 2025. Additionally, TVA holds restricted cash in an interest earning trust to fund the remaining project commitments. Any interest earned through the trust must also be spent on agreed upon environmental projects. The total remaining committed costs, including interest earned through the trust, were approximately $7 million as of September 30, 2025.
The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the September 30, 2025, Consolidated Balance Sheets. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the Environmental Agreements as regulatory assets, and they are included as such on the September 30, 2025, Consolidated Balance Sheets and will be recovered in rates in future periods.

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

Case Involving Cumberland Combined Cycle Plant. On June 14, 2023, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club filed a lawsuit in the United States District Court for the Middle District of Tennessee alleging that TVA violated NEPA in deciding to build a 1,450 MW combined cycle plant at its Cumberland facility. The plaintiffs request the court, among other things, to enter a declaratory judgment that the Cumberland Environmental Impact Statement ("EIS") violated NEPA and TVA's decision to issue the Cumberland Record of Decision was arbitrary, capricious, and/or not in accordance with law; enter a declaratory judgment that TVA’s failure to supplement the Cumberland EIS violated NEPA and was arbitrary, capricious, and/or not in accordance with law; vacate the Cumberland EIS and the Cumberland Record of Decision; order TVA to prepare a revised draft EIS or supplemental EIS subject to public comment that corrects the NEPA violations identified by the plaintiffs; and enjoin further construction and operation of the Cumberland combined cycle plant until TVA has complied with NEPA. TVA filed an amended answer on September 14, 2023. On February 13, 2024, the plaintiffs filed a motion to complete the administrative record that TVA submitted in support of the EIS for this project, alleging that the administrative record submitted by TVA is incomplete. The magistrate judge issued an order granting in part and denying in part the plaintiffs' motion to complete the administrative record. TVA subsequently filed a motion challenging the magistrate judge's ruling, and TVA's motion is pending before the court. In light of the outstanding issues related to the administrative record, the court suspended the parties' summary judgment deadlines. TVA cannot predict the outcome of this litigation.

Challenge to Certificate for Cumberland Pipeline. On April 29, 2024, the Southern Environmental Law Center, on behalf of the Sierra Club and Appalachian Voices, filed a petition with the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging the issuance by the Federal Energy Regulatory Commission ("FERC") of a certificate of public convenience for the pipeline that will need to be constructed in order for TVA to operate the Cumberland Combined Cycle Plant (the “Cumberland Pipeline”). The petitioners allege that they and their members have been and will be aggrieved by the approval, construction, and operation of the Cumberland Pipeline and are asking the D.C. Circuit to review and set aside FERC’s order approving the pipeline. The D.C. Circuit heard oral arguments on the merits on March 4, 2025, and on September 30, 2025, the D.C. Circuit issued an opinion upholding FERC's decision to issue the certificate of public convenience for the pipeline.

Case Involving Kingston Gas-Fired Plant. On October 10, 2024, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club filed a lawsuit in the United States District Court for the Eastern District of Tennessee alleging that TVA violated NEPA and TVA’s least-cost planning obligations in deciding to build a gas plant at its Kingston facility. The plaintiffs requested that the court, among other things, enter a declaratory judgment that the Kingston EIS violated NEPA and that TVA's decision to issue the Kingston Record of Decision was arbitrary, capricious, and/or not in accordance with law; enter a declaratory judgment that TVA’s least-cost-planning analysis was arbitrary, capricious, and/or not in accordance with law; vacate the Kingston Final EIS and the Kingston Record of Decision; order TVA to prepare a revised draft EIS or supplemental EIS that complies with NEPA and least-cost-planning requirements; and enjoin further construction and operation of the Kingston Gas Plant until TVA has complied with NEPA, least-cost-planning requirements, and the Administrative Procedure Act. TVA filed its answer on December 16, 2024, and filed the administrative record on May 2, 2025. The plaintiffs filed a motion to complete the administrative record on June 30, 2025, and TVA filed its response on July 30, 2025. The plaintiffs filed a reply brief on August 8, 2025. TVA cannot predict the outcome of this litigation.

Challenge to Kingston Construction Permit. On December 16, 2024, the Southern Environmental Law Center filed an appeal on behalf of Appalachian Voices challenging the construction permit that the Technical Secretary acting on behalf of the Tennessee Air Pollution Control Board issued to TVA on November 15, 2024, for the construction of natural gas generation at Kingston. Appalachian Voices alleges that TDEC unlawfully issued a construction permit that would allow TVA to construct the plant without meeting the requirements set forth in the Tennessee Air Quality Act's and Federal Clean Air Act’s Prevention of Significant Deterioration program. Among other things, Appalachian Voices is requesting that the Tennessee Air Pollution Control Board stay the effectiveness of the permit and order TDEC to revoke the permit. On January 7, 2025, TVA filed a petition to intervene in the administrative proceeding, which was granted on January 15, 2025. The parties filed competing motions for summary judgment on March 14, 2025, and oral argument on these motions was held on June 24, 2025. On August 20, 2025, the administrative law judge issued an order upholding the construction permit and denying Appalachian Voices' petition challenging the permit. Appalachian Voices did not appeal the initial order to the Tennessee Air Pollution Control Board by the deadline of September 19, 2025, so the order became final. Appalachian Voices can seek judicial review of the final order by filing a petition within 60 days of the order becoming final.

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

TVA paid the U.S. Treasury $8 million, $7 million, and $6 million in 2025, 2024, and 2023, respectively, as a return on the Power Program Appropriation Investment.  The amount of the return on the Power Program Appropriation Investment is based on the Power Program Appropriation Investment balance at the beginning of that year and the computed average interest rate payable by the U.S. Treasury on its total marketable public obligations at the same date.  The interest rates payable by TVA on the Power Program Appropriation Investment were 3.39 percent, 3.02 percent, and 1.99 percent for 2025, 2024, and 2023, respectively.

TVA also has access to a financing arrangement with the U.S. Treasury pursuant to the TVA Act.  TVA and the U.S. Treasury entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility has a maturity date of September 30, 2026, and is typically renewed annually.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  See Note 15 — Debt and Other Obligations — Credit Facility Agreements.

In the normal course of business, TVA contracts with other federal agencies for sales of electricity and other services.   Transactions with agencies of the federal government were as follows:

Related Party Transactions At or for the years ended September 30 (in millions)
	2025	2024	2023
Revenue from sales of electricity	$132	$118	$120
Other income	309	273	282
Expenditures
Operating expenses	264	241	234
Additions to property, plant, and equipment	13	12	8
Cash and cash equivalents	31	31	31
Accounts receivable, net	89	81	87
Investment funds	534	495	391
Long-term accounts receivable	43	35	38
Accounts payable and accrued liabilities	41	45	42
Long-term power bonds, net	4	3	1
Return on power program appropriation investment	8	7	6

25. Segment Reporting

TVA operates as a single reportable segment that includes the generation, transmission, and sale of electricity throughout the Tennessee Valley. Revenue is primarily derived from wholesale electricity sales to LPCs and directly served customers. TVA's Chief Executive Officer ("CEO") serves as the CODM. The CODM uses net income in the annual planning process and to monitor budget versus actual results on a monthly basis in assessing financial performance and in determining how to allocate resources.

The following table includes operating revenues, expenses, and net income as regularly provided to the CODM, which align directly to the amounts presented in TVA’s Consolidated Statements of Operations. As the segment measure used by the CODM is net income, no reconciliation is necessary.

For the years ended September 30 (in millions)
	2025	2024(2)	2023(2)
Base Revenue	$9,415	$8,725	$7,863
Fuel Revenue	4,068	3,398	4,025
Other Revenue	189	191	166
Total Operating Revenue	13,672	12,314	12,054

Fuel	2,376	2,169	2,549
Purchased Power	2,106	1,581	1,633
Operating and Maintenance	3,717	3,641	3,372
Depreciation and Amortization	2,271	2,138	2,213
Interest Expense	1,196	1,066	1,056
Tax Equivalents	633	557	593
Other Segment Items(1)	13	27	138
Net Income	$1,360	$1,135	$500
Notes
(1) Other segment items include non-utility related miscellaneous income and expenses, pension and post-retirement benefit costs, and interest income.
(2) Prior period amounts have been reclassified to conform to the current period presentation resulting from the retrospective adoption of ASU 2023-07, Segment Reporting. Expanded segment disclosures were not required in the comparative periods presented because the company operated, and continues to operate, as a single reportable segment for which detailed segment expense disclosures were not previously required.

Segment asset information is not presented, as it is not regularly reviewed by the CODM. The CODM evaluates capital planning and resource allocation on a consolidated basis which is presented in TVA's Consolidated Balance Sheet.

Capital expenditures were $5.0 billion, $3.9 billion, and $3.0 billion for the years ended September 30, 2025, 2024, and 2023, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tennessee Valley Authority

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tennessee Valley Authority (the Company) as of September 30, 2025, and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 12, 2025 expressed an unqualified opinion thereon.

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

Valuation of Pension Benefit Obligation
Description of the Matter	At September 30, 2025, the Company’s pension benefit obligation was $10.3 billion. The Company utilizes certain actuarial assumptions to measure the pension benefit obligation at September 30, as more fully described in Note 21 to the consolidated financial statements.

Auditing the pension benefit obligation was complex due to the judgmental nature of the actuarial assumptions used in the Company’s measurement process, including the discount rates, mortality rates, and cost of living adjustments. These assumptions have a significant effect on the projected pension benefit obligation.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the pension benefit obligation valuation process. For example, we tested controls over management’s review of the pension benefit obligation calculation, the relevant data inputs, and the significant actuarial assumptions described above.

To test the valuation of the pension benefit obligation, our audit procedures included, with the assistance of actuarial specialists, evaluating the methodologies used, the significant actuarial assumptions described above, and the underlying data used by the Company, among other procedures. We evaluated the Company’s methodology for determining the discount rates that reflect the maturity and duration of the benefit payments and that are used to estimate the pension benefit obligation. To evaluate the mortality rates and cost of living adjustments, we assessed whether the information was consistent with publicly available information, and whether appropriate market data adjusted for entity-specific adjustments was applied. We also tested the completeness and accuracy of the underlying data, including the participant data, used in the determination of the projected pension benefit obligation.

Valuation of Alternative Investments
Description of the Matter
At September 30, 2025, the Company had $5.6 billion in investment funds and $8.6 billion in plan investments related to the defined benefit pension plan. Approximately 56% and 68% of investment funds and plan investments, respectively, are invested in private equity funds, private real asset funds, private credit funds, and commingled funds. These types of investments are referred to as “alternative investments”. These alternative investments are measured at fair value using the net asset value (or its equivalent) as more fully described in Note 17, for investment funds, and Note 21, for plan investments, to the consolidated financial statements.

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

To test the valuation of the alternative investments, our audit procedures included, among others, comparing fund returns to selected relevant benchmarks and understanding variations as well as comparing fair values from the most recent audited financial statements to the Company's estimated fair values. We obtained an understanding of the changes to the holdings in the investment portfolio and changes in investment strategies. We assessed the historical accuracy of management's estimates by comparing actual fair values to previous estimates. We evaluated for contrary evidence by confirming the fair values of the investments and ownership interest directly with the trustee and with a sample of investment managers.

Valuation of Non-Nuclear Asset Retirement Obligations
Description of the Matter
At September 30, 2025, the Company’s non-nuclear asset retirement obligations (ARO) totaled $6.4 billion. As more fully described in Note 11 and Note 14 to the consolidated financial statements, the Company’s initial obligation associated with the retirement of non-nuclear generating sites, ash impoundments, transmission substation and distribution assets, and certain general facilities is recognized at fair value at the time the obligation is incurred using various judgments and assumptions. Revisions to the obligation are made whenever factors indicate that the timing or amounts of estimated cash flows have changed materially.

Auditing the valuation of non-nuclear ARO was challenging because of the judgmental nature of the assumptions used in the Company’s measurement process. In particular, the obligation’s fair value is determined using a discounted cash flow technique which includes significant estimations and assumptions, including the costs of decommissioning, the method of decommissioning, and the timing of related cash flows.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of its non-nuclear ARO. For example, we tested controls over management’s review of the significant estimations and assumptions described above and the relevant data inputs used in the calculations.

To test the valuation of the non-nuclear ARO, our audit procedures included, among others, with the assistance of engineering specialists, evaluating the methodology used and testing the significant assumptions described above and the underlying data used by the Company in its estimates. To assess the costs of decommissioning, the method of decommissioning, and the timing of related cash flows, we evaluated changes from the prior estimate, if one existed, compared the consistency between timing of activities and the corresponding closure dates, evaluated the reasonableness of the selected method of decommissioning, assessed the estimated costs based on the method of decommissioning, and recalculated the Company’s estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
Chattanooga, Tennessee
November 12, 2025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to TVA's management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2025.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of September 30, 2025.

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

TVA's management, including the President and CEO, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the design and effectiveness of TVA's internal control over financial reporting as of September 30, 2025, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, TVA's management concluded that TVA's internal control over financial reporting was effective as of September 30, 2025.

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

(b)Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tennessee Valley Authority

Opinion on Internal Control Over Financial Reporting

We have audited Tennessee Valley Authority’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tennessee Valley Authority (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and our report dated November 12, 2025 expressed an unqualified opinion thereon.

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
November 12, 2025

ITEM 9B.  OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2025, no director or officer of TVA notified TVA of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

2026 CEO Compensation

The following sets forth the components of Chief Executive Officer ("CEO") Donald A. Moul's 2026 target total direct compensation ("TDC"), which were approved by the TVA Board on November 12, 2025, and were effective as of October 1, 2025:

•Salary remained the same at $1,200,000.
•Executive Annual Incentive Plan ("EAIP") target remained at 110 percent of base salary.
•Long-term performance ("LTP") grant of $2,450,000, which will vest on September 30, 2028.
•Long-term retention ("LTR") grant of $1,050,000, which will vest in three equal increments on September 30, 2026, September 30, 2027, and September 30, 2028.

Compensation Adjustments for Other NEOs

On November 6, 2025, CEO Donald A. Moul approved compensation adjustments for the following Named Executive Officers ("NEOs") for 2026. (Biographical information for each is set out in Item 10, Directors, Executive Officers, and Corporate Governance.) The following sets forth salary increases and incentive awards granted for 2026, effective October 1, 2025:

Thomas C. Rice
•Salary increased from $705,000 to $729,675.
•EAIP target increased from 75 percent of base salary to 80 percent of base salary.
•LTP grant of $1,355,000, which will vest on September 30, 2028.
•LTR grant of $579,000, which will vest in three equal increments on September 30, 2026, September 30, 2027, and September 30, 2028.

Rebecca C. Tolene
•Salary increased from $665,000 to $688,275.
•LTP grant of $933,000, which will vest on September 30, 2028.
•LTR grant of $402,000, which will vest in three equal increments on September 30, 2026, September 30, 2027, and September 30, 2028.

Matthew M. Rasmussen
•Salary increased from $668,000 to $691,380.
•LTP grant of $788,000, which will vest on September 30, 2028.
•LTR grant of $339,000, which will vest in three equal increments on September 30, 2026, September 30, 2027, and September 30, 2028.

Jeremy P. Fisher
•Salary increased from $500,000 to $517,500.
•EAIP target increased from 60 percent of base salary to 70 percent of base salary.
•LTP grant of $452,000, which will vest on September 30, 2028.
•LTR grant of $195,000, which will vest in three equal increments on September 30, 2026, September 30, 2027, and September 30, 2028.

In addition, on November 6, 2025, Donald A. Moul approved a discretionary contribution of $80,000 under the Restoration Plan for Timothy S. Rausch.

No adjustments were made to any other existing elements of compensation for these NEOs for 2026.

Amendments to Long-Term Incentive Plan and Restoration Plan

On November 6, 2025, the Chair of the People and Governance Committee, with concurrence of the Board Chair, approved amended and restated versions of TVA’s Long-Term Incentive Plan (“LTIP”) and Restoration Plan.

•LTIP. The LTIP was amended to broaden the criteria used to define retirement under the LTIP. The additional criteria would apply only for involuntary terminations that do not result from gross misconduct and would cover (1) employees who have reached the age of 50 with at least 10 years of full-time TVA service and (2) employees who have at least 20 years of full-time TVA service, regardless of age.

•Restoration Plan. The Restoration Plan was amended to allow new participants in the Restoration Plan 30 days after becoming participants to update their deferral elections under TVA’s 401(k) plan.

Copies of the amended and restated LTIP and Restoration Plan are attached as exhibits to this Annual Report and are incorporated herein by reference. The foregoing descriptions are qualified in their entirety by reference to such documents.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The Tennessee Valley Authority Act of 1933, as amended (the "TVA Act") provides that the Tennessee Valley Authority ("TVA") will be administered by a board of nine part-time members appointed by the President of the United States ("U.S.") with the advice and consent of the U.S. Senate.  The Chair of the TVA Board of Directors ("TVA Board") is selected by the members of the TVA Board.  Under the TVA Act, to be eligible to be appointed as a member of the TVA Board, an individual (i) must be a U.S. citizen; (ii) must have management expertise relative to a large for-profit or nonprofit corporate, government, or academic structure; (iii) cannot be a TVA employee; (iv) must make a full disclosure to Congress of any investment or other financial interest that the individual holds in the energy industry; and (v) must affirm support for the objectives and missions of TVA, including being a national leader in technological innovation, low-cost power, and environmental stewardship. In addition, the President of the U.S., in appointing members of the TVA Board, must (i) consider recommendations from other public officials such as the Governors of the states in TVA's service area; individual citizens; business, industrial, labor, electric power distribution, environmental, civic, and service organizations; and the congressional delegations of the states in TVA's service area; and (ii) seek qualified members from among persons who reflect the needs of TVA's service area.  At least seven of the nine TVA Board members must be legal residents of the TVA service area.

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

The TVA Board as of November 12, 2025, consisted of three individuals with their ages and terms of office provided:

Directors	Age	Year Current Term Began	Year Term Expires
William J. Renick(1)	72	2023	2027
Robert P. Klein	74	2023	2026
A. Wade White	57	2023	2027
Beth P. Geer (former director)(2)	60	2023	2026
Beth H. Harwell (former director)(3)	68	2021	2024
L. Michelle Moore (former director)(4)	53	2023	2026
Brian E. Noland (former director)(5)	57	2020	2024
Joe H. Ritch (former director)(6)	75	2023	2025
Notes
(1) Mr. Renick assumed the Board Chair role on April 1, 2025.
(2) Ms. Geer's appointment as a member of the Board ended June 10, 2025.
(3) Ms. Harwell's appointment as a member of the Board ended January 3, 2025.
(4) Ms. Moore's appointment as a member of the Board ended March 27, 2025.
(5) Mr. Noland's appointment as a member of the Board ended January 3, 2025.
(6) Mr. Ritch's appointment as a member of the Board ended April 1, 2025.

Mr. Renick of Ashland, Mississippi, joined the TVA Board in January 2023 and assumed the role of Board Chair in April 2025. He served as senior advisor for the Mississippi Office of Workforce Development from July 2021 to June 2022 and served as Workforce Division Director at Three Rivers Planning and Development District in Pontotoc, Mississippi, from June 2008 to June 2021. A longtime public servant, Mr. Renick has served in multiple local and state elected and appointed positions, as well as in the private sector.

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

Executive Officers

TVA's executive officers as of November 12, 2025, their titles, their ages, and the date their employment with TVA commenced are as follows:

Executive Officers	Title	Age	Employment Commenced
Donald A. Moul	President and Chief Executive Officer	60	2021
Thomas C. Rice	Executive Vice President and Chief Financial Officer	45	2002
Rebecca C. Tolene	Executive Vice President and General Counsel	48	2002
Jeremy P. Fisher	Executive Vice President and Chief Business Officer	44	2000
William M. Trumm	Executive Vice President and Chief Administrative and Human Resources Officer	50	2013
Matthew M. Rasmussen	Senior Vice President and Chief Nuclear Officer	46	2002
Allen A. Clare	Senior Vice President, Generation	61	2016
Gregory J. Henrich	Senior Vice President, Transmission	48	2003
R. Bryan Williams	Senior Vice President, Generation Projects and Fleet Services	44	2003
Diane T. Wear	Vice President and Controller	57	2008

Mr. Moul was named as TVA's President and Chief Executive Officer in April 2025. He previously served as the Executive Vice President and Chief Operating Officer for TVA from June 2021 to April of 2025. Before joining TVA, Mr. Moul served as the Executive Vice President, Nuclear Division and Chief Nuclear Officer at NextEra Energy Inc. from January 2020 to May 2021 and as the Vice President and Chief Nuclear Officer of NextEra Energy Inc. from May 2019 to December 2019. He previously held various roles at several subsidiaries of FirstEnergy Corp. Mr. Moul served as Executive on Special Assignment of FirstEnergy Solutions Corp. from March 2019 to May 2019, President and Chief Nuclear Officer of FirstEnergy Generation Companies from March 2018 to March 2019, President of FirstEnergy Generation LLC from April 2017 to March 2018, and Senior Vice President, Fossil Operations and Environmental of FirstEnergy Solutions from August 2015 to April 2017.

Mr. Rice was named TVA’s Executive Vice President and Chief Financial Officer in July 2025. Mr. Rice joined TVA in 2002 and has served in a variety of leadership roles, including Senior Vice President and Chief Financial Officer from January 2025 to July 2025, Senior Vice President of Finance from August 2024 to January 2025, Vice President, Treasurer and Chief Risk Officer from August 2023 to August 2024, Vice President of Financial Operations and Performance from October 2018 to August 2023, and Director of Business Planning and Analysis from June 2017 to October 2018.

Ms. Tolene was named TVA’s Executive Vice President and General Counsel in April 2025. Ms. Tolene joined TVA in 2002 and has served in a variety of leadership roles, including Senior Vice President of River System and Environment from January 2025 to April 2025, Vice President and Chief of Staff to TVA Board Services from November 2023 to January 2025, Vice President of Environment from June 2019 to November 2023, Vice President of Supply Chain from March 2018 to June 2019, Vice President and Deputy General Counsel from October 2015 to March 2018, and Vice President of Natural Resources from October 2013 to October 2015.

Mr. Fisher was named TVA's Executive Vice President and Chief Business Officer of Business Operations in July 2025. Mr. Fisher joined TVA in 2000 and has served in a variety of leadership roles, including Chief Commercial, Communications, and Customer Officer and Senior Vice President of Commercial, Communications, and Customer Affairs from April 2025 to July 2025, Chief Commercial Officer and Senior Vice President of Commercial Energy Solutions from August 2023 to April 2025, Chief Information and Digital Officer and Vice President, Technology and Innovation from February 2019 to August 2023, Director of IT Planning and Operations from July 2017 to February 2019, Director of Business Development from April 2015 to June 2017, and Director of IT Infrastructure Delivery from January 2014 to April 2015.

Mr. Trumm was named Executive Vice President and Chief Administrative and Human Resources Officer in July 2025. Mr. Trumm joined TVA in 2013 and has served in a variety of leadership roles, including as Vice President, Chief Human Resources Officer and Labor Relations from April 2025 to July 2025, Vice President of Labor Relations, Safety, and Workforce Development from March 2024 to April 2025, Vice President of Labor Supply and Partnerships from July 2023 to April 2024, Director of Labor and Employee Relations from October 2020 to July 2023, and Director of Labor Relations from January 2020 to October 2020.

Mr. Rasmussen was named Senior Vice President and Chief Nuclear Officer in July 2025. Mr. Rasmussen joined TVA in 2002 and has served in a variety of leadership roles including Senior Vice President of Nuclear Operations from October 2024 to August 2025, Senior Vice President of Engineering and Operations Support from January 2023 to October 2024, Vice President of Engineering and Operations Support from August 2022 to January 2023, Site Vice President of Browns Ferry Nuclear Plant from October 2020 to August 2022, and Site Vice President of Sequoyah Nuclear Plant from March 2019 to October 2020.

Mr. Clare was named Senior Vice President of Generation in April 2025. Mr. Clare joined TVA in 2016 and has served in a variety of leadership roles including Senior Vice President of Power Operations from January 2024 to April 2025, Vice President of Power Operations Performance Improvement from July 2023 to January 2024, Vice President of River and Resources Stewardship from May 2021 to July 2023, Vice President of Hydro and Gas Operations from October 2017 to May 2021, and Vice President of Coal and Gas Operations from November 2016 to October 2017.

Mr. Henrich was named Senior Vice President of Transmission in July 2025. Mr. Henrich joined TVA in 2003 and has served a variety of leadership roles, including Senior Vice President of Grid from January 2025 to July 2025, Vice President of Transmission Operations and Power Supply from June 2020 to January 2025, Director of Resource Planning and Strategy from February 2019 to June 2020, and General Manager of Balancing Authority and Resource Operations from January 2017 to February 2019.

Mr. Williams was named Senior Vice President of Generation Projects and Fleet Services in February of 2022. Mr. Williams joined TVA in 2003 and has served a variety of leadership roles including as Vice President of Generation Services from June 2020 to February 2022, as Vice President of Generation Projects and Shop Services from April 2019 to June 2020, Director of Transmission Engineering and Construction from May 2017 to April 2019, and General Manager of Partner Alliance and Support from April 2014 to April 2017.

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

Committees of the TVA Board

The TVA Board has an Audit, Risk, and Cybersecurity Committee established in accordance with the TVA Act.  This committee oversees TVA's financial reporting, risk management, cybersecurity, compliance, and ethics. It also reviews and considers input from the TVA Inspector General to ensure TVA investigates and reports transparently about its financial and legal obligations. Current members include A. Wade White (Chair), Robert P. Klein, and William J. Renick. As discussed above, TVA directors are appointed by the President of the United States with the advice and consent of the U.S. Senate, and none of the current Board members meet the requirements of being an “audit committee financial expert” under applicable SEC rules.

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

The TVA Board has also established four committees in addition to the Audit, Risk, and Cybersecurity Committee, as explained below:

The External Stakeholders and Regulation Committee oversees relationships with customers, members of the public, and key stakeholders. Involvement includes TVA's regulatory policy, natural resource management, economic development, government relations, federal advisory councils, and emerging social issues. Current members include William J. Renick (Chair).

The Operations and Nuclear Oversight Committee helps ensure the safety and effectiveness of TVA's power system generation and transmission assets by overseeing operational performance and planning. Additional oversight includes significant projects, major inspections and evaluations, long-term asset planning, and operational and regulatory compliance. Current members include Robert P. Klein (Chair) and A. Wade White.

The People and Governance Committee has a primary focus on people and the creation of a culture that lives up to TVA's values to ensure optimal performance and sustainability of the enterprise. The committee reviews key components of the people framework such as talent, engagement, total rewards, and labor relations. Another key function of this committee is Board governance. Current members include Robert P. Klein (Chair).

The Finance, Rates, and Portfolio Committee oversees electricity rates, annual budget, major contracts, energy resource portfolio planning, commercial programs and products, technology, innovation, and research programs. This committee is charged with the responsibility of assisting the Board in fulfilling its responsibilities to manage financial health, strategic planning, wholesale and direct-served customer rates, and holistic asset strategy. Current members include A. Wade White (Chair) and William J. Renick.

ITEM 11.  EXECUTIVE COMPENSATION
Compensation Discussion and Analysis

This Compensation Discussion and Analysis ("CD&A") provides information on the objectives, goals, and structure of TVA's executive compensation program and the 2025 compensation awarded to TVA's CEO and CFO, TVA's retired CEO and CFSO, the three other most highly compensated employees serving as executive officers at the end of 2025, and the two most highly compensated employees who served as executive officers during 2025 but were not serving as executive officers at the end of 2025. Collectively, these officers are TVA's 2025 Named Executive Officers ("NEOs"):

NEO	Title	Employment Date	Position Date
Donald A. Moul(1)	President and Chief Executive Officer	2021	2025
Jeffrey J. Lyash(2)	Retired President and Chief Executive Officer	2019	2019
Thomas C. Rice(3)	Executive Vice President and Chief Financial Officer	2002	2025
John M. Thomas, III(4)	Retired Executive Vice President and Chief Financial and Strategy Officer	2005	2010
Matthew M. Rasmussen	Senior Vice President and Chief Nuclear Officer	2002	2025
Rebecca C. Tolene	Executive Vice President and General Counsel	2002	2025
Jeremy P. Fisher	Executive Vice President and Chief Business Officer	2000	2025
Timothy S. Rausch(5)	Retiring Executive Vice President and Chief Nuclear Officer	2018	2020
David B. Fountain(6)	Former Executive Vice President and General Counsel	2020	2021
Notes
(1) Mr. Moul was named President and Chief Executive Officer effective April 9, 2025.
(2) On January 29, 2025, Mr. Lyash gave notice to the TVA Board of his intent to retire. The TVA Board conducted a search for a new CEO, and Mr. Moul was selected effective April 9, 2025. Mr. Lyash assisted with the CEO transition and retired effective May 1, 2025.
(3) Mr. Rice was named Senior Vice President and Chief Financial Officer effective January 27, 2025, and his title changed to Executive Vice President and Chief Financial Officer effective July 28, 2025.
(4) Mr. Thomas was named Executive Vice President and Chief Financial and Strategy Officer ("CFSO") in June 2021 and held the Chief Financial Officer position since June 2010. He retired on March 8, 2025.
(5) Mr. Rausch was named Executive Vice President and Chief Nuclear Officer in October 2018. On July 14, 2025, Mr. Rausch informed Mr. Moul of his intention to separate from service no later than March 1, 2026. As of September 30, 2025, Mr. Rausch was not performing the functions of an executive officer.
(6) Mr. Fountain separated from service from TVA on June 1, 2025.

Executive Summary

Financial Performance Highlights Related to Incentive Plans. For 2025, the scorecard results for the Executive Annual Incentive Plan ("EAIP") were 145.6 percent of the target opportunity, except for the retired CEO, for whom the scorecard results were 114.8 percent. The following factors contributed to overall performance:

•Achieved top decile performance in Serious Injury Incident Rate;
•Remained in sound financial health;
•Strong combined cycle, hydro, and coal reliability performance achieved during record demand peaks; and
•Lower than threshold Nuclear Performance Indicator due to unplanned outages and derates at all sites.

In addition, for the three-year performance cycle ending September 30, 2025, the TVA Board approved a Long-Term Performance (“LTP”) payout of 98 percent of the target opportunity for all participants except for the retired CEO. For the retired CEO, the TVA Board approved a payout of 83 percent, which reflects the LTP Scorecard range of 0 percent to 150 percent for the retired CEO. The following factors contributed to overall performance:

•Maintained competitiveness in total effective power rates;
•Strengthened the grid with several enhancements, including installations of 114 miles of transmission line and 249 miles of fiber;
•Strong transmission system reliability performance;
•Strong customer survey results; and
•Lower than threshold External Performance Indicators for the TVA Nuclear Fleet due to unplanned outages and derates at all sites.

Changes to Compensation Plans. On January 30, 2025, TVA amended and restated the EAIP to eliminate the use of the corporate multiplier and to authorize the TVA Board to utilize a standard discretionary range to adjust the scorecard achievement by plus or minus 20 percent beginning with the 2025 performance cycle. This standard discretionary range allows the TVA Board to account for extraordinary events or significant occurrences that impact TVA’s performance, among other things.
In addition, on March 25, 2025, in connection with approving the appointment of Mr. Moul as President and CEO, the TVA Board approved amendments to the EAIP, the Long-Term Incentive Plan ("LTIP"), and the Executive Severance Plan

(“ESP”) that will impact payouts under these plans to any CEO appointed by the TVA Board on or after March 25, 2025, which includes Mr. Moul.

•EAIP. The EAIP was amended to (1) increase the scorecard achievement range for the CEO from (a) 0% to 150% to (b) 0% to 200% and (2) increase the maximum payout for the CEO from 150% to 225% of the CEO’s target EAIP award.
•LTIP. The LTIP was amended to (1) increase the scorecard achievement range for the CEO from (a) 0% to 150% to (b) 0% to 200% and (2) increase the maximum LTP award for the CEO from 150% to 200% of the LTP grant unless a different maximum is approved by an authorized party.
•ESP. The ESP was amended to provide that the cash separation payment for the CEO will be calculated by multiplying the severance multiple by (a) the sum of annual salary and target EAIP rather than (b) annual salary.

These changes are designed to align the scorecard achievement ranges and maximum awards for the CEO under the EAIP and LTIP, as well as the formula for calculating cash severance payments, with those applicable to other executives.

Departure of NEOs. During 2025, Mr. Lyash and Mr. Thomas both retired, Mr. Fountain's tenure ended, and Mr. Rausch announced his intention to separate from service in 2026. See Potential Payments on Account of Resignation, Retirement, Termination without Cause, Termination with Cause, Death, or Disability for information regarding amounts that these individuals received or will receive in connection with their separation from service.

TVA's Executive Compensation Philosophy

TVA has a public mission — one that is uniquely focused on serving the people of the Tennessee Valley and making their lives better. TVA's pay philosophy aims to strike a balance by competing with investor-owned utilities ("IOUs") to attract, retain, and motivate highly qualified and committed executives while also fulfilling its commitments to the public power mission.

TVA’s Compensation Plan as adopted by the TVA Board is designed to:

•Align compensation with TVA performance and productivity improvement.
•Set performance goals that are aligned with TVA's strategic priorities.
•Provide market-based, competitive compensation levels so TVA can attract, retain, and motivate highly competent employees. Total direct compensation ("TDC"), which includes annual cash and short-term and long-term incentives, generally is set by considering several factors, including reference to the median (50th percentile) of the relevant labor market, as well as factors such as individual performance, experience, and internal equity. Executives may be positioned above or below the median based on labor market conditions and other factors such as tenure in the role. See Establishing Competitive Compensation for a discussion of benchmarking practices and competitive compensation decisions at TVA.
•Motivate and reward short-term and long-term performance by providing a mix of short-term and long-term incentives and placing a greater emphasis on long-term incentives for executives in the form of at-risk, performance-based compensation.

The TVA Board follows the requirements of the TVA Act, which include the approval of a compensation plan and other notable considerations:

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

TVA's Executive Compensation Program Aligns Pay with Performance

Nearly two-thirds of the CEO's target TDC is performance-based and at-risk, based on achievement of performance goals that further advance TVA's mission and strategic objectives. Approximately half of the other NEOs' target TDC opportunity is performance-based and at-risk. This alignment of compensation with performance also results in compensation being aligned with value delivered to TVA's stakeholders, including LPCs, businesses, and communities, and to the economy of the Tennessee Valley.

Salary	Long-Term Performance Award

Long-Term Retention Award	Annual Performance Award

Note
(1) CEO Target TDC Compensation Mix chart reflects the mix for Mr. Moul.
(2) Other NEO Target TDC Compensation Mix chart does not include retired, retiring, or former NEOs that are discussed in this document.

Performance Goals and Performance Achievement
Strategic Priorities	Incentive Compensation Measures(1)
A significant portion of each NEO's compensation is based on company performance and influenced by individual performance achievements. As a result, a majority of NEO compensation is at-risk, providing incentive for the executive to achieve superior performance for TVA and for the businesses, communities, and residents it serves, both in the short term and in the years to come.
Incentive compensation is provided to NEOs under the EAIP and LTIP. Each incentive program is described below.
People Advantage Amplifying the energy, passion, and creativity within each TVA employee	Safety — Serious Injury Incident Rate ("SIIR")
Operational Excellence Building on TVA's best-in-class reputation for reliable service and competitively priced power
External Performance Indicators for the TVA Nuclear Fleet
Nuclear Performance Indicator
Power Operations Performance Indicator
•Combined Cycle Equivalent Forced Outage Rate
•Hydro Equivalent Forced Outage Rate
•Coal Equivalent Forced Outage Rate
•Combustion Turbine Economic Starting Reliability
Transmission Performance Indicator
•Load Not Served
•Outages per Hundred Miles per Year
•Connection Point Interruption Frequency

Financial Strength Investing in TVA's future, while keeping energy costs as low as possible	SBU Controllable O&M and Base Capital Spend Non-Fuel Delivered Cost of Power
Powerful Partnerships Promoting progress through the shared success of TVA's customers and stakeholders	Powerful Partnerships Survey
Igniting Innovation Pursuing innovative solutions for TVA, its customers, and its communities
Note
(1) Incentive compensation measures align with strategic priorities and are further described below in Total Direct Compensation — Executive Annual Incentive Plan — 2025 EAIP Performance Measures and — Long-Term Incentive Plan.

Establishing Compensation and Governance Practices

The TVA Board, under the authority of the TVA Act, has responsibility for establishing compensation for TVA employees, including the NEOs. The TVA Board is directed under Section 2 of the TVA Act to establish a plan that specifies all compensation (such as salary and any other pay, benefits, incentives, or other forms of remuneration) for the CEO and TVA employees. The TVA Act also provides that the TVA Board will annually approve all compensation (such as salary and any other pay, benefits, incentives, or other forms of remuneration) for all managers and technical personnel who report directly to the CEO (including any adjustments to compensation). The TVA Board has established a People and Governance Committee (the “Committee”) that is responsible for, among other things, recommending to the TVA Board payouts to the CEO under supplemental compensation plans; reviewing and making recommendations to the TVA Board regarding TVA’s executive and TVA-wide performance incentive plans and the goals and measures for those plans; reviewing the TVA Compensation Plan at least once annually and recommending any changes to the TVA Board; periodically reviewing the compensation and benefits programs for all TVA employees; and reviewing this CD&A and recommending to the TVA Board whether the CD&A should be included in this Annual Report. The CEO is authorized to approve, or delegate to others the authority to approve, compensation matters that are not specifically reserved to the TVA Board, a member of the TVA Board, or the Committee.

The Committee engaged the independent consulting firm Meridian Compensation Partners, LLC ("Meridian") to help evaluate TVA’s 2025 competitive compensation decisions, peer group, and benchmarking processes. The Committee assessed certain independence factors and determined the firm's work raised no potential conflict of interest.

Establishing Competitive Compensation

A fundamental goal of TVA's executive compensation program is to attract, retain, and motivate the highly competent talent necessary to manage TVA's complex operations and achieve superior performance. TVA competes for this talent with large IOUs, and thus TVA needs to offer compensation programs that are competitive with those peers.

Use of Market Data and Benchmarking. TVA generally determines target TDC for executives considering the median of the relevant labor market as well as other factors such as individual performance, experience, and internal equity.

After compiling market compensation for the positions at the beginning of 2025, the Committee, with assistance from Meridian, used the information to:

•Assess target compensation level and incentive opportunity competitiveness; and
•Determine appropriate target compensation levels and incentive opportunities to maintain the desired degree of market competitiveness.

The relevant labor market for the NEOs consists of both IOUs and government/non-profit entities in the energy services industry that have similar revenue and scope as TVA. The process for gathering and analyzing information about executive compensation in the relevant labor market is as follows:

•Each year, the Committee's compensation consultant recommends a relevant labor market peer group for approval by the Committee. For 2025 compensation opportunities, TVA's market data was determined based on a review of executive compensation survey data and/or public proxy statement data for members of this peer group.
•For the survey-based analysis, TVA referenced a sample from the 2024 Willis Towers Watson ("WTW") Energy Services Executive Compensation Database consisting of (1) 28 IOUs with revenue greater than or equal to $3.0 billion plus (2) 11 additional government/non-profit entities with revenue greater than or equal to $1.0 billion.
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

Compensation Peer Companies. The following chart outlines the companies that constituted the survey sample and proxy peer group used to benchmark NEO compensation for 2025.

List of Compensation Peer Companies
Investor owned utilities with revenue greater than or equal to $3.0 billion — proxy peer group and participants in 2024 Willis Towers Watson Energy Services Survey		Government/non-profit entities with revenue greater than or equal to $1.0 billion which participated in 2024 Willis Towers Watson Energy Services Survey
AES Corporation	Eversource Energy	Colorado Springs Utilities
Alliant Energy Corporation	Exelon Corporation	CPS Energy
Ameren Corporation	FirstEnergy Corp.	Great River Energy
American Electric Power Company, Inc.	NiSource, Inc.	JEA
CenterPoint Energy, Inc.	NRG Energy, Inc.	Lower Colorado River Authority
CMS Energy Corporation	Pacific Gas and Electric Company	Nebraska Public Power District
Consolidated Edison, Inc.	Pinnacle West Capital Corporation	New York Power Authority
Constellation Energy Corporation	PPL Corporation	Oak Ridge National Laboratory
Dominion Energy, Inc.	Public Service Enterprise Group, Inc.	Omaha Public Power
DTE Energy Company	Sempra Energy	Salt River Project
Duke Energy Corporation	Southern Company	Tri-State Generation and Transmission
Edison International	Vistra Corp.
Entergy Corporation	WEC Energy Group, Inc.
Evergy, Inc.	Xcel Energy, Inc.

Total Direct Compensation

In setting executive compensation each year, the Committee focuses on TDC, which includes those compensation elements that motivate future performance or reward past performance. TDC is comprised of annual salary, an annual incentive award under TVA’s EAIP, and an LTI award provided under TVA’s LTIP, which is delivered in two components, an LTP award and a Long-Term Retention (“LTR”) award.

Each year, two key compensation decisions are made with respect to NEO compensation: (1) the amount of the TDC opportunity to grant, which is forward-looking, incentivizes the NEO to perform, and is determined toward the beginning of the fiscal year, and (2) the amount of TDC earned, which rewards the NEO for demonstrated performance (other than salary or LTR award) and is determined at the end of the fiscal year. The TDC components and weightings for TDC opportunities granted to the NEOs in 2025 are summarized below and described in the sections that follow. Since TVA is a governmental entity that issues no equity, all direct compensation is denominated and paid out in cash.

Compensation Component(1) of Target TDC	Objective	Key Features
Annual Salary	Provide fixed base compensation to encourage hiring and retention of qualified executives
•Annual salary is the essential fixed element of pay that all employees expect.
•Salary is typically determined with reference to market data (most often approximating 50th percentile) and experience in role.

Executive Annual Incentive Plan	Incentivize performance by providing at-risk compensation tied to attainment of pre-established performance goals for the fiscal year
•Target annual incentives are determined largely based on market data and experience in role.
•Annual incentive payouts are based on the results vs. pre-established enterprise goals as determined from year to year by the TVA Board.
•The TVA Board has established and can utilize a standard discretionary range to adjust the scorecard achievement by plus or minus 20 percent to account for extraordinary events or significant occurrences that impact TVA’s performance.  In addition, the Board, in its sole discretion, may reduce EAIP awards to zero or increase EAIP awards to the maximum amount set forth in the EAIP for any or all participants.

Long-Term Incentive Plan	Provide a targeted level of total long-term compensation comprised of at-risk and retention components	•Participation is limited to key positions that have the ability to significantly impact the long-term financial and/or operational objectives critical to TVA's overall success.
Long-Term Performance Award	Incentivize performance by providing at-risk compensation tied to attainment of pre-established performance goals over a three-year performance period
•LTP grants will vest and pay out at the end of a three-year performance cycle with variable at-risk opportunities based on achievement against performance goals established at the beginning of the performance cycle.
•Performance-based LTP grants are intended to provide the majority of an executive's total LTI opportunity, with the remaining percentage to be retention oriented, or LTR grants.

Long-Term Retention Award	Incentivize retention by providing "fixed" retention-based grants tied to a three-year vesting schedule
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

Note (1) Typically reviewed annually.

Salary

Annual salary is considered a "fixed" compensation component. Salary levels are typically reviewed annually to consider individual performance and/or changes in benchmark salaries.

The 2025 salaries for the NEOs are reported in the Executive Compensation Tables and Narrative Disclosures — Summary Compensation Table.

Executive Annual Incentive Plan

All TVA employees (including NEOs) participate in an annual, short-term incentive program (subject to eligibility requirements), since every employee contributes to the success of TVA and the execution of its public power mission. While the measures used for annual incentives are the same for all employees, they are provided under two plans: the Winning Performance Team Incentive Plan provides for annual incentive awards for eligible non-executives, and the EAIP provides for annual incentive awards for eligible executives, including the NEOs.

The EAIP is designed to encourage and reward executives for successfully achieving annual financial and operational goals. For 2025, the annual incentive payment for each NEO other than the retired CEO was calculated as follows:

EAIP Amount	=	Annual Salary	×	Annual Target Incentive Opportunity	×	Percent of Enterprise Scorecard Opportunity Achieved (0% to 200%)	×	Individual Performance Multiplier (0% to 150%)

The EAIP award for the retired CEO was calculated in the same manner as those awards for other NEOs except that the Scorecard Achievement ranged from 0 percent to 150 percent instead of 0 percent to 200 percent.

Each component of this calculation other than annual salary is discussed below. The award for certain participants in the EAIP may be adjusted by the participant's supervisor based on an evaluation of the participant's individual achievements and performance during the year. In addition, pursuant to discretion granted under the TVA Compensation Plan and EAIP, awards may be further adjusted by the TVA Board in its discretion. There is no guaranteed minimum payout under the EAIP, and the maximum payout for the EAIP cannot exceed 225 percent of the target award for all participants other than the retired CEO. For the retired CEO, the maximum payout cannot exceed 150 percent of the target award.

EAIP Target Incentive Opportunity. Following a review of benchmarking and individual performance, the TVA Board evaluated the appropriateness of the EAIP award opportunity for the retired CEO based on market data and other individual factors and made no changes for 2025. Similarly, the retired CEO evaluated the appropriateness of the EAIP award opportunities for the other NEOs based on market data and other individual factors, including internal equity, and made no changes for 2025. Incentive opportunities for Mr. Moul, Mr. Rice, Ms. Tolene, and Mr. Fisher increased during the year as a result of their promotions. Accordingly, target EAIP award opportunities associated with the NEO's last position held in 2025 were as follows:

NEO	2025 EAIP Target Incentive Opportunity(1)
Donald A. Moul	110%
Jeffrey J. Lyash	150%
Thomas C. Rice	75%
John M. Thomas, III	80%
Matthew M. Rasmussen	60%
Rebecca C. Tolene	70%
Jeremy P. Fisher	60%
Timothy S. Rausch	70%
David B. Fountain	70%
Note
(1) Represents the Target Incentive Opportunity associated with the NEO's last position held in 2025 and represents a percent of each NEO's salary.

2025 EAIP Performance Measures. EAIP performance measures tie directly to key enterprise metrics used by senior management in TVA's annual budget and strategic planning process, which in turn link directly to the achievement of TVA's mission and strategic priorities. The 2025 EAIP performance measures and the reasons for using these measures are described in the table below.

Performance Measure	Why is this Measure Used?
SBU Controllable O&M and Base Capital Spend	To maintain financial health while funding TVA’s energy transition.
Transmission Performance Indicator	To advance TVA’s grid capabilities to increase flexibility for future additions and to meet the reliability and resiliency needs of the future.
Nuclear Performance Indicator	To achieve the nation’s top nuclear fleet by 2025.
Power Operations Performance Indicator	To achieve leading operational performance by managing the generation fleet based on the mission of each asset.
Serious Injury Incident Rate
To foster a culture that embraces, adapts quickly to, and anticipates changes needed for TVA to excel in the future public power utility marketplace and to protect the safety of TVA's employees, contractors, and customers, as well as the communities that TVA serves.

The 2025 EAIP performance measures and goals were provided in an organizational scorecard ("TVA Enterprise Scorecard"). The 2025 performance measures, along with the weighting ascribed to each and actual performance, are shown below.

Performance Measure	Weight	Threshold	Target	Stretch	Actual
SBU Controllable O&M and Base Capital Spend ($ millions)(1)	40%	$5,187	$5,061	$4,935	$4,623
Transmission Performance Indicator(2)	15%	50	100	200	94
Nuclear Performance Indicator(3)	15%	2.77%	2.00%	1.23%	9.84%
Power Operations Performance Indicator(4)	15%	50	100	200	193
Serious Injury Incident Rate(5)	15%	0.04	0.02	0.00	0.01

Notes
(1) Strategic Business Unit ("SBU") Controllable Operating & Maintenance ("O&M") and Base Capital Spend equals the total Non-Fuel O&M and Base Capital expenses for corporate and operational SBU organizations (excludes Board of Directors).
(2) Transmission Performance Indicator is an aggregate measure of the overall reliability of TVA's transmission system. See Transmission Performance Indicator below.
(3) The Nuclear Performance Indicator is the Annualized Online Reliability Loss Factor, which is the 12-month ratio of all generation losses minus refueling outage ("RFO") and exempt losses to reference energy generation minus RFO and exempt losses in a normal fuel cycle period, per standard industry guidelines. This measure monitors performance between refueling outages to obtain high unit and energy production reliability.
(4) The Power Operations Performance Indicator is an aggregate measure of the overall reliability of TVA's power operations generation fleet based on key performance measures in Gas, Hydro, and Coal that are intended to ensure that TVA's fleet of power operations generation assets is available and reliable to meet system demand. See Power Operations Performance Indicator below.
(5) The Serious Injury Incident Rate is a mathematical calculation used by Edison Electric Institute that quantifies the extent of injury for serious injuries and fatalities from events within the control of the employee and/or the employer.

Transmission Performance Indicator	Weight	Threshold	Target	Stretch	Actual
Load Not Served(1)	60%	4.4	3.7	3.1	3.7
Outages per Hundred Miles per Year(2)	20%	2.86	2.63	2.40	2.76
Connection Point Interruption Frequency(3)	20%	0.67	0.57	0.47	0.57
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
(2) Outages per Hundred Miles per Year ("OHMY") is the number of automatic interruptions (sustained and momentary) to lines greater than or equal to 100-kV per 100 miles of transmission line per year. OHMY excludes interruptions due to declared major events, variances, verified tornadoes, gunfire, vandalism, ice formation, foreign object/vehicle, and nested interruptions.
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

Power Operations Performance Indicator	Weight	Threshold	Target	Stretch	Actual
Combined Cycle Equivalent Forced Outage Rate(1)	45%	5.5%	4.5%	2.7%	1.8%
Hydro Equivalent Forced Outage Rate(2)	25%	6.0%	5.6%	3.2%	2.0%
Coal Equivalent Forced Outage Rate(3)	25%	13.9%	11.0%	8.1%	6.0%
Combustion Turbine Economic Starting Reliability(4)	5%	99.1%	99.4%	99.7%	99.1%
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

In setting the goal for each measure, consideration is given to TVA's historic performance, its strategic business plan priorities and strategic benchmarking goals, customer and stakeholder feedback, environmental and regulatory concerns and goals, and the competitive environment. Achievement of the target goal would result in a 100 percent payout with respect to that goal. A threshold goal is also set for each measure, so that no award payout would occur with respect to a measure when performance fails to achieve that threshold. Correspondingly, performance that equals or exceeds the stretch goal for each measure can result in a maximum earned award for that measure. A stretch goal for each measure is set to incentivize and reward exceptional performance. Linear interpolation is used for results between threshold and stretch goals.

2025 Enterprise Scorecard Results. The performance results on the 2025 TVA Enterprise Scorecard are set forth below. TVA's Enterprise Scorecard is based on a scale of 0 percent to 200 percent for all participants other than the retired CEO and resulted in a 145.6 percent of target opportunity payout. For the retired CEO, TVA's Enterprise Scorecard is based on a scale of 0 percent to 150 percent and resulted in a 114.8 percent of target opportunity payout.

Individual Performance Multiplier. Annually, individual goals for the NEOs are established at the beginning of each performance cycle. These goals tie to the achievement of TVA's mission and strategic priorities. The NEOs are evaluated on these individual performance goals and TVA established leadership competencies.

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

Award payouts under the 2025 EAIP are below and are reported in the "Non-Equity Incentive Plan Compensation" column in the Executive Compensation Tables and Narrative Disclosures — Summary Compensation Table. TVA's achievement against its Enterprise Scorecard is reflected below, as well as individual performance multipliers for each NEO.

In reviewing the 2025 performance period, the TVA Board considered strong performance for SBU Controllable O&M and Base Capital Spend, Serious Injury Incident Rate, and Power Operations Performance Indicator. The TVA Board also considered advances in TVA’s business development strategy, including securing strategic partnerships with Kairos Power, ENTRA1 Energy, and Oklo Inc. In addition, slightly below target performance for Transmission Performance Indicator and below threshold performance for External Performance Indicators for the TVA Nuclear Fleet were considered. Below are the EAIP award calculations for this performance period.

	2025 EAIP Award Calculation
NEO	Salary(1)	Target EAIP Incentive Opportunity (% of Salary)(2)	Target EAIP Payout	Scorecard Results (3)	Individual Performance Multiplier ("IPM")	Actual EAIP Award Payout (4)
Donald A. Moul(5)	$1,200,000	110%	$969,280	145.6%	100%	$1,411,271
Jeffrey J. Lyash(6)	1,227,000	150%	1,112,390	114.8%	100%	1,277,024
Thomas C. Rice(7)	705,000	75%	379,560	145.6%	115%	635,536
John M. Thomas, III(8)	937,881	80%	342,172	145.6%	100%	498,202
Matthew M. Rasmussen(9)	668,000	60%	297,738	145.6%	100%	433,507
Rebecca C. Tolene(10)	665,000	70%	229,994	145.6%	100%	334,872
Jeremy P. Fisher(11)	500,000	60%	228,288	145.6%	115%	382,246
Timothy S. Rausch	683,040	70%	478,128	145.6%	100%	696,154
David B. Fountain(12)	687,618	70%	333,230	145.6%	100%	485,183
Notes
(1) Represents the salary associated with the NEO’s last position held in 2025.
(2) Represents the Target EAIP Incentive Opportunity associated with the NEO’s last position held in 2025.
(3) This column reflects the percent of Enterprise Scorecard results approved by the TVA Board. The EAIP Award for the retired CEO was calculated in the same manner as that of each NEO, except that his award was calibrated using a Scorecard Achievement range of 0 percent to 150 percent instead of 0 percent to 200 percent.
(4) The maximum EAIP payout for the retired CEO cannot exceed 150 percent of target, and the maximum EAIP payout for all other participants cannot exceed 225 percent of target. There is no guaranteed minimum payout under the EAIP.
(5) Mr. Moul's Target EAIP Payout was prorated based on time in position, April 9, 2025 through September 30, 2025. Target for a full performance period would be $1,320,000.
(6) Mr. Lyash's Target EAIP Payout was prorated based on retirement, October 1, 2024 through April 30, 2025. Target for a full performance period would be $1,840,500.
(7) Mr. Rice's Target EAIP Payout was prorated based on time in position, January 27, 2025 through September 30, 2025. Target for a full performance period would be $528,750.
(8) Mr. Thomas's Target EAIP Payout was prorated based on retirement, October 1, 2024 through March 7, 2025. Target for a full performance period would be $750,305.
(9) Mr. Rasmussen's Target EAIP Payout was prorated based on time in position, July 28, 2025 through September 30, 2025. Target for a full performance period would be $400,800.
(10) Ms. Tolene's Target EAIP Payout was prorated based on time in position, April 3, 2025 through September 30, 2025. Target for a full performance period would be $465,500.
(11) Mr. Fisher's Target EAIP Payout was prorated based on time in position, July 28, 2025 through September 30, 2025. Target for a full performance period would be $300,000.
(12) Mr. Fountain's Target EAIP Payout was prorated based on separation from service, October 1, 2024 through June 1, 2025. Target for a full performance period would be $481,333.

Long-Term Incentive Plan

TVA executives, including the NEOs, participate in the company's LTIP. These individuals make decisions that significantly influence the development and execution of TVA's long-term strategic objectives. As such, awards under TVA's LTIP are designed to reward executives for sustainable success. Since long-term success is supported by a commitment to continued employment, the NEOs are incentivized to remain with the company through the vesting of the LTP awards and LTR awards, as discussed below:

•Enterprise-wide performance criteria are directly aligned with TVA's mission
•"Cumulative" performance approach measures performance achieved over a three-year period with a new three-year performance cycle beginning each year

•Potential LTP payments range from 0 percent to 200 percent of target incentive opportunity to enable awards that are commensurate with performance achievements (0 percent to 150 percent for the retired CEO)
•Award opportunities are established for each performance cycle below or near median levels of competitiveness with TVA's peer group
•LTP awards vest upon the completion of the three-year performance period, contingent upon continued employment through vesting date and subject to achievement of performance goals
•LTR awards vest in one-third increments over three years, contingent upon continued employment through each vesting date

LTP Grants and Vested Awards. TVA's executive compensation program provides for an annual LTP grant, which yields a vested award following a three-year performance period.

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

Following the TVA Board's approval of performance achievement at the end of each three-year performance period, awards are paid out in cash early in the subsequent fiscal year, or upon death, disability, or retirement, as described in TVA's LTIP. For the 2023–2025 LTP award cycle, target performance provides for a 100 percent payout opportunity, performance below threshold provides for no payout, performance at threshold provides for a 50 percent payout opportunity, and performance at stretch provides for a 200 percent payout opportunity (for all eligible participants, except the retired CEO). LTP Incentive awards for the retired CEO are calculated in the same manner except that the scorecard achievement ranges from 0 percent to 150 percent instead of 0 percent to 200 percent.

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
For the three-year performance period ended September 30, 2025, the TVA Board previously approved four overall TVA performance measures to be applied to all participants in the LTP. The 2023–2025 performance measures and the reasons for using these measures are described in the table below.

Long-Term Incentive Measures	Why is this Measure Used?
Non-Fuel Delivered Cost of Power
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

Load Not Served	TVA manages this critical indicator to reduce the impact of customer outages.
External Performance Indicators for the TVA Nuclear Fleet	This measure is a recognized industry standard for nuclear operations performance based on safety and reliability.
Powerful Partnerships Survey	This measure supports the effective management of TVA's reputation and ability to achieve desired outcomes and deliver on strategic priorities with stakeholders.

The 2023–2025 performance measures, along with the weighting ascribed to each and actual performance, are shown below.

Long-Term Incentive Measures	Weight	Threshold (50% Payout)	Target (100% Payout)	Stretch (5) (200% Payout)	Actual
Non-Fuel Delivered Cost of Power(1)	45%	3.44	3.31	3.18	3.39
Load Not Served(2)	30%	4.5	3.9	3.2	3.0
External Performance Indicators for the TVA Nuclear Fleet(3)	15%	94.4	96.0	98.6	82.3
Powerful Partnerships Survey(4)	10%	75.0	79.0	83.0	76.7
Notes
(1) Non-Fuel Delivered Cost of Power = (Non-Fuel Operating and Maintenance Expense + Base Capital Cost + Interest Expense + Other Expense) / Budgeted Electric Power Sales. For the 2023-2025 performance cycle, the Non-Fuel Delivered Cost of Power measure will be calculated using an average of the 2023, 2024, and 2025 results.
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
(4) The Powerful Partnerships Survey measure is conducted among customers, elected officials, business and economic development leaders, and the general public in the TVA service area to assess the strength of various stakeholder relationships with TVA. For the 2023-2025 performance cycle, the Powerful
Partnerships Survey measure will be calculated using an average of the 2023, 2024, and 2025 results.
(5) The Stretch Payout for the retired CEO is 150 percent.

Consistent with its public power mission, TVA's LTP measures include the results of surveys that assess the external reputation and perception of TVA and TVA's effectiveness in carrying out its mission and strategic objectives. These measures reflect TVA's focus on meeting or exceeding customer expectations and identifying areas for continuous improvement.

2023–2025 LTP Award Performance Results. The performance results under the 2023–2025 TVA Long-Term Performance Scorecard are below. TVA's LTP Scorecard is based on a range of 0 percent to 200 percent for all participants other than the retired CEO and resulted in a payout of 98 percent of target opportunity. For the retired CEO, TVA's LTP Scorecard is based on a scale of 0 percent to 150 percent, and resulted in an adjusted payout of 83 percent of target opportunity.
In reviewing the 2023–2025 performance period, the TVA Board considered strong performance in two areas along with below threshold performance for External Performance Indicators for the TVA Nuclear Fleet and slightly below target performance for the Powerful Partnerships Survey. Below are key highlights for this performance period:

•Strong transmission grid system reliability performance
•Financial performance
–Remained in sound financial health
–Maintained competitiveness in total effective power rates
–Maintained alignment with debt and long-term financial plan
–TVA's residential customers pay rates lower than those of 80% of the top 100 U.S. utilities
–TVA's industrial customers pay rates lower than those of 90% of the top 100 U.S. utilities
•Customer relationships
–97% of 153 LPCs have signed 20-year Partnership Agreements with TVA
–Continued active engagement with stakeholders as shown in the Powerful Partnership Survey results just below target
•Continued economic development efforts
–In 2025, companies announced projected capital investments of over $6.6 billion and are expected to create 9,316 jobs and retain 43,254 jobs
•Lower than threshold External Performance Indicators for the TVA Nuclear Fleet due to unplanned outages and derates at all sites.

Based on overall performance for the 2023–2025 LTIP cycle, the TVA Board approved the calculated payout of 98 percent for all participants, except for the retired CEO. For the retired CEO, the TVA Board approved the calculated payout of 83 percent, which reflects the LTP Scorecard range of 0 percent to 150 percent for the retired CEO. NEO award payouts are detailed below and in the Executive Compensation Tables and Narrative Disclosures – Summary Compensation Table under "Non-Equity Incentive Plan Compensation."

NEO	2023–2025 LTP Award Calculation
	LTP Target	Scorecard Results Percent of Opportunity Achieved	LTP Award Payout
Donald A. Moul	$1,425,000	98%	$1,396,500
Jeffrey J. Lyash(1)(2)	3,429,806	83%	2,846,739
Thomas C. Rice	342,870	98%	336,013
John M. Thomas, III(2)	1,147,917	98%	1,124,959
Matthew M. Rasmussen	300,000	98%	294,000
Rebecca C. Tolene	145,000	98%	142,100
Jeremy P. Fisher	250,000	98%	245,000
Timothy S. Rausch	725,000	98%	710,500
David B. Fountain(3)	—	—%	—
Note
(1)Mr. Lyash's LTP award was calculated in the same manner as that of each NEO, except that his award was calibrated using a Scorecard Achievement range of 0 percent to 150 percent instead of 0 percent to 200 percent. For Mr. Lyash, the maximum LTP award is 150 percent of the LTP incentive target.
(2) LTP Target is prorated due to retirement in 2025.
(3) Mr. Fountain separated from service before his 2023 - 2025 LTP Award vested.

Performance Measures for Future Performance Cycles. For the three-year performance cycles ending on September 30, 2026, September 30, 2027, and September 30, 2028, the Board has approved the use of the following performance goals: Total Spend, Carbon-Free Performance Indicator, and Powerful Partnerships Survey, which are weighted at 60 percent, 20 percent, and 20 percent, respectively.

LTR Grants and Vested Awards. As a corporate agency of the U.S., TVA does not have equity securities that it can use to provide stock awards, options, or other equity-based awards as compensation for its employees. The purpose of the retention grants under the LTIP is to provide a "fixed" retention incentive similar to restricted stock or restricted stock units. These grants are intended to encourage executives to remain with TVA and to provide, in combination with salary, EAIP, and LTP grants, a competitive level of TDC. LTR awards vest ratably over a three-year period, subject to continued employment on each vesting date. The grants are generally effective as of October 1 and the one-third vesting is on each subsequent September 30 or upon death, disability, or retirement if earlier on a pro-rated basis. Each award will be paid in a lump sum within two months of vesting.

LTR awards that vested in 2025 are described below and reported in the Executive Compensation Tables and Narrative Disclosures — Summary Compensation Table under "Non-Equity Incentive Plan Compensation." Total 2025 LTR Earned reflects vested tranches (one-third) of 2023, 2024, and 2025 LTR program awards.

2025 LTR Vested Awards Payout
NEO	2023 LTR Award		2024 LTR Award		2025 LTR Award	2023 LTR Tranche Vested(1)	2024 LTR Tranche Vested(2)	2025 LTR Tranche Vested(3)	Total 2025 LTR Earned
Donald A. Moul	$785,000		$984,000	(5)	$1,050,000	$261,667	$350,000	$350,000	$961,667
Jeffrey J. Lyash(4)	1,707,000		1,707,000		1,707,000	331,917	331,917	331,917	995,751
Thomas C. Rice	91,296	(5)	393,666	(5)	558,000	47,963	186,000	186,000	419,963
John M. Thomas, III(4)	600,000		700,000		700,000	83,333	97,222	97,222	277,777
Matthew M. Rasmussen	129,000		263,000	(5)	327,000	43,000	109,000	109,000	261,000
Rebecca C. Tolene	63,000		303,000	(5)	387,000	21,000	140,000	129,000	290,000
Jeremy P. Fisher	99,000		149,000	(5)	174,000	33,000	58,000	58,000	149,000
Timothy S. Rausch	330,000		375,000		402,000	110,000	125,000	134,000	369,000
David B. Fountain(6)	—		—		—	—	—	—	—
Note
(1) Third installment of 2023 LTR.
(2) Second installment of 2024 LTR.
(3) First installment of 2025 LTR.
(4) LTR Tranche Vested is prorated due to retirement in 2025.
(5) The LTR award is prorated based on time in position.
(6) Mr. Fountain separated from service before his LTR awards for 2025 vested.

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

Executive Severance Plan

TVA has established a Severance Plan to provide additional benefits to certain executives if TVA terminates the employment of covered executives other than for Gross Misconduct or such executives terminate for Good Reason. See Executive Compensation Tables and Narrative Disclosures — Executive Severance Plan below for additional information regarding the benefits available to covered executives under the Severance Plan as well as definitions of Gross Misconduct and Good Reason.
Retirement Benefits

TVA provides its NEOs with retirement benefits through both qualified and non-qualified plans in order to provide compensation beginning with retirement or termination of employment (if vesting requirements are satisfied), with enhanced compensation for certain executives to provide an additional incentive for hiring and retention of qualified individuals.

Qualified Plans. TVA sponsors a qualified defined benefit plan ("pension plan") and a qualified defined contribution plan ("401(k) plan"), which are administered by the TVA Retirement System ("TVARS"). The availability of, and level of benefits provided by, these qualified plans are comparable to similar qualified plans provided by companies in TVA's peer group.

Non-Qualified Plans. TVA has two non-qualified plans: the Supplemental Executive Retirement Plan (“SERP”) and the Restoration Plan ("RP"). The SERP provides supplemental retirement benefits at compensation levels that are higher than the limits specified by Internal Revenue Service ("IRS") regulations for qualified retirement plans. The purpose of the SERP is to provide a competitive retirement benefit level that cannot be delivered solely through TVA's qualified retirement plans due to IRS limitations and to provide a benefit level (as a percentage replacement of pre-retirement pay) that is more comparable to that of employees who are not subject to the IRS limitations.

The RP is a nonqualified excess 401(k) plan designed to allow certain eligible employees whose contributions to the 401(k) plan are limited by IRS rules to save additional amounts for retirement and receive non-elective and matching employer contributions. The plan is designed to provide a competitive level of retirement benefits and assist in the recruitment of executive talent for TVA.

On July 16, 2025, the SERP was amended so that participants will cease accruing new benefits on September 30, 2025. Participants will continue to be entitled to receive their accrued benefits as calculated on September 30, 2025. Additionally, the RP, which previously prohibited participation by any TVA executive who was a participant in the SERP, was amended to authorize participation for all executives otherwise entitled to participate, effective October 1, 2025.

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

Executive Compensation Tables and Narrative Disclosures

Summary Compensation and Grants of Plan-Based Awards

The following table provides earned compensation information for each NEO in 2025 (and 2024 and 2023, as applicable).

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)		All Other Compensation(4)	Total(5)
Donald A. Moul(6)	2025	$1,000,923	$—	$3,769,438	$908,756		$31,050	$5,710,167
President and Chief	2024	819,468	—	3,691,552	479,688		29,700	5,020,408
Executive Officer	2023	795,600	—	2,271,265	332,840		237,632	3,637,337

Jeffrey J. Lyash	2025	$745,638	$—	$5,119,514	$789,741		$164,368	$6,819,261
Retired President and Chief	2024	1,227,000	—	6,908,558	2,371,704		29,700	10,536,962
Executive Officer	2023	1,227,000	—	6,758,860	2,530,772		27,450	10,544,082

Thomas C. Rice Executive Vice President and Chief Financial Officer	2025	$550,214	$—	$1,391,512	$1,555		$96,368	$2,039,649

John M. Thomas, III	2025	$431,081	$—	$1,900,938	$1,891,430		$146,523	$4,369,972
Retired Executive Vice President	2024	860,441	—	3,886,999	1,530,916		24,750	6,303,106
and Chief Financial and Strategy Officer	2023	835,380	—	2,743,221	950,898		22,875	4,552,374

Matthew M. Rasmussen Senior Vice President and Chief Nuclear Officer	2025	$496,231	$—	$988,507	$—	(7)	$73,326	$1,558,064

Rebecca C. Tolene Executive Vice President and General Counsel	2025	$439,226	$—	$766,972	$3,357		$334,319	$1,543,874

Jeremy P. Fisher Executive Vice President and Chief Business Officer	2025	$443,886	$—	$776,246	$—	(8)	$64,002	$1,284,134

Timothy S. Rausch	2025	$682,581	$—	$1,775,654	$676,127		$31,050	$3,165,412
Retiring Executive Vice President	2024	663,146	—	1,986,424	650,171		29,700	3,329,441
and Chief Nuclear Officer	2023	637,640	—	1,817,165	322,682		27,450	2,804,937

David B. Fountain	2025	$475,145	$—	$485,183	$368,656		$1,291,573	$2,620,557
Former Executive Vice President	2024	648,696	—	2,251,048	402,448		29,700	3,331,892
and General Counsel	2023	629,802	—	1,630,441	221,672		27,450	2,509,365
Notes
(1) There were no bonus awards in 2025.
(2) The 2025 data is outlined in the Non-Equity Incentive Plan Compensation table below.
(3) The 2025 data is outlined in the Change in Pension Value and Nonqualified Deferred Compensation Earnings table below.
(4) The 2025 data is outlined in the All Other Compensation table below.
(5) The total compensation amount reflected in this column, determined under applicable SEC rules, may differ substantially from compensation amounts actually earned within the fiscal year reflected. Change in Pension Value and Nonqualified Deferred Compensation Earnings can substantially impact this total, which are affected by external variables such as interest rates, assumptions about life expectancy, and changes in discount rate, which are functions of the economy and actuarial calculations not related to company performance or controlled or approved by the TVA Board or People and Governance Committee.
(6) The 2025 CEO Total Direct Compensation at target is below the 25th percentile of 2025 market composite data.
(7) The Change in Pension Value in 2025 was ($850).
(8) The Change in Pension Value in 2025 was ($174).

Non-Equity Incentive Plan Compensation
	Donald A. Moul	Jeffrey J. Lyash	Thomas C. Rice	John M. Thomas, III	Matthew M. Rasmussen	Rebecca C. Tolene	Jeremy P. Fisher	Timothy S. Rausch	David B. Fountain
EAIP	$1,411,271	$1,277,024	$635,536	$498,202	$433,507	$334,872	$382,246	$696,154	$485,183
LTP	1,396,500	2,846,739	336,013	1,124,959	294,000	142,100	245,000	710,500	—
LTR 2023-03(A)	261,667	331,917	47,963	83,333	43,000	21,000	33,000	110,000	—
LTR 2024-02(B)	350,000	331,917	186,000	97,222	109,000	140,000	58,000	125,000	—
LTR 2025-01(C)	350,000	331,917	186,000	97,222	109,000	129,000	58,000	134,000	—
Total	$3,769,438	$5,119,514	$1,391,512	$1,900,938	$988,507	$766,972	$776,246	$1,775,654	$485,183
Notes
(A) LTR grant representing the third tranche of the 2023 LTR award effective October 1, 2022.
(B) LTR grant representing the second tranche of the 2024 LTR award effective October 1, 2023.
(C) LTR grant representing the first tranche of the 2025 LTR award effective October 1, 2024.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
	Donald A. Moul	Jeffrey J. Lyash	Thomas C. Rice	John M. Thomas, III	Matthew M. Rasmussen (B)	Rebecca C. Tolene	Jeremy P. Fisher (C)	Timothy S. Rausch	David B. Fountain
Increase under TVARS Plans(A)	$—	$—	$1,555	$116,657	$—	$3,357	$—	$—	$—
Increase under SERP	908,756	789,741	—	1,774,773	—	—	—	676,127	368,656
Total	$908,756	$789,741	$1,555	$1,891,430	$—	$3,357	$—	$676,127	$368,656
Notes
(A) The present value of the TVARS Plans and SERP are impacted by plan assumption changes and actual plan experience which may be different than previously assumed.
(B) The Increase under TVARS Plans was ($850).
(C) The Increase under TVARS Plans was ($174).

All Other Compensation
	Donald A. Moul	Jeffrey J. Lyash	Thomas C. Rice	John M. Thomas, III	Matthew M. Rasmussen	Rebecca C. Tolene		Jeremy P. Fisher	Timothy S. Rausch	David B. Fountain
401(k) Matching Contribution	$15,525	$15,525	$15,525	$13,527	$15,525	$15,525		$15,525	$15,525	$15,525
Non-Elective 401(k) Contribution	15,525	15,525	10,350	10,350	10,350	10,350		10,350	15,525	15,525
Restoration Plan Contributions	—	—	70,493	—	47,451	308,444	(A)	38,127	—	—
Severance Payments	—	—	—	—	—	—		—	—	1,168,951
Unused Annual Leave	—	133,318	—	122,646	—	—		—	—	91,572
Total	$31,050	$164,368	$96,368	$146,523	$73,326	$334,319		$64,002	$31,050	$1,291,573
Notes
(A) The amount for Ms. Tolene represents a discretionary contribution of $275,000 and a restoration contribution of $33,444. The amounts for the other NEOs represent restoration contributions.

The following table provides information on non-equity incentive plan opportunities and grants provided to NEOs and the possible range of payouts associated with the opportunities and grants. Awards under the EAIP, LTP, and LTR that vested as of September 30, 2025, will be paid in cash during the first quarter of 2026.

Grants of Plan-Based Awards Table as of September 30, 2025
			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards(1)
			Current Year			Future Years			Performance Period End / Vesting Date
Name	Plan		Threshold(2)	Target(2)	Maximum(2)	Threshold(2)	Target(2)	Maximum(2)
Donald A. Moul	EAIP	(3)	$484,640	$969,280	$1,938,560				9/30/2025
	LTP 2023	(4)	712,500	1,425,000	2,850,000				9/30/2025
	LTR 2023-03	(5)		261,667	261,667				9/30/2025
	LTR 2024-02	(5)		350,000	350,000				9/30/2025
	LTR 2025-01	(5)		350,000	350,000				9/30/2025
	LTP 2024	(6)				$1,225,000	$2,450,000	$4,900,000	9/30/2026
	LTR 2024-03	(5)					350,000	350,000	9/30/2026
	LTR 2025-02	(5)					350,000	350,000	9/30/2026
	LTP 2025	(6)				1,225,000	2,450,000	4,900,000	9/30/2027
	LTR 2025-03	(5)					350,000	350,000	9/30/2027

Jeffrey J. Lyash	EAIP	(3)	$556,195	$1,112,390	$1,668,585				9/30/2025
	LTP 2023	(4)	1,714,903	3,429,806	5,144,709				9/30/2025
	LTR 2023-03	(5)		331,917	331,917				9/30/2025
	LTR 2024-02	(5)		331,917	331,917				9/30/2025
	LTR 2025-01	(5)		331,917	331,917				9/30/2025
	LTP 2024	(6)				$1,051,070	$2,102,139	$3,153,209	9/30/2026
	LTP 2025	(6)				387,236	774,472	1,161,708	9/30/2027

Thomas C. Rice	EAIP	(3)	$189,780	$379,560	$759,120				9/30/2025
	LTP 2023	(4)	171,435	342,870	685,740				9/30/2025
	LTR 2023-03	(5)		47,963	47,963				9/30/2025
	LTR 2024-02	(5)		186,000	186,000				9/30/2025
	LTR 2025-01	(5)		186,000	186,000				9/30/2025
	LTP 2024	(6)				$651,000	$1,302,000	$2,604,000	9/30/2026
	LTR 2024-03	(5)					186,000	186,000	9/30/2026
	LTR 2025-02	(5)					186,000	186,000	9/30/2026
	LTP 2025	(6)				651,000	1,302,000	2,604,000	9/30/2027
	LTR 2025-03	(5)					186,000	186,000	9/30/2027

John M. Thomas, III	EAIP	(3)	$171,086	$342,172	$684,344				9/30/2025
	LTP 2023	(4)	573,959	1,147,917	2,295,834				9/30/2025
	LTR 2023-03	(5)		83,333	83,333				9/30/2025
	LTR 2024-02	(5)		97,222	97,222				9/30/2025
	LTR 2025-01	(5)		97,222	97,222				9/30/2025
	LTP 2024	(6)				$336,459	$672,917	$1,345,834	9/30/2026
	LTP 2025	(6)				102,222	204,444	408,888	9/30/2027

Matthew M. Rasmussen	EAIP	(3)	$148,869	$297,738	$595,476				9/30/2025
	LTP 2023	(4)	150,000	300,000	600,000				9/30/2025
	LTR 2023-03	(5)		43,000	43,000				9/30/2025
	LTR 2024-02	(5)		109,000	109,000				9/30/2025
	LTR 2025-01	(5)		109,000	109,000				9/30/2025
	LTP 2024	(6)				$382,100	$764,200	$1,528,400	9/30/2026

	LTR 2024-03	(5)					109,000	109,000	9/30/2026
	LTR 2025-02	(5)					109,000	109,000	9/30/2026
	LTP 2025	(6)				382,100	764,200	1,528,400	9/30/2027
	LTR 2025-03	(5)					109,000	109,000	9/30/2027

Rebecca C. Tolene	EAIP	(3)	$114,997	$229,994	$459,988				9/30/2025
	LTP 2023	(4)	72,500	145,000	290,000				9/30/2025
	LTR 2023-03	(5)		21,000	21,000				9/30/2025
	LTR 2024-02	(5)		140,000	140,000				9/30/2025
	LTR 2025-01	(5)		129,000	129,000				9/30/2025
	LTP 2024	(6)				$451,250	$902,500	$1,805,000	9/30/2026
	LTR 2024-03	(5)					140,000	140,000	9/30/2026
	LTR 2025-02	(5)					129,000	129,000	9/30/2026
	LTP 2025	(6)				451,250	902,500	1,805,000	9/30/2027
	LTR 2025-03	(5)					129,000	129,000	9/30/2027

Jeremy P. Fisher	EAIP	(3)	$114,144	$228,288	$456,576				9/30/2025
	LTP 2023	(4)	125,000	250,000	500,000				9/30/2025
	LTR 2023-03	(5)		33,000	33,000				9/30/2025
	LTR 2024-02	(5)		58,000	58,000				9/30/2025
	LTR 2025-01	(5)		58,000	58,000				9/30/2025
	LTP 2024	(6)				$200,500	$401,000	$802,000	9/30/2026
	LTR 2024-03	(5)					58,000	58,000	9/30/2026
	LTR 2025-02	(5)					58,000	58,000	9/30/2026
	LTP 2025	(6)				200,500	401,000	802,000	9/30/2027
	LTR 2025-03	(5)					58,000	58,000	9/30/2027

Timothy S. Rausch	EAIP	(3)	$239,064	$478,128	$956,256				9/30/2025
	LTP 2023	(4)	362,500	725,000	1,450,000				9/30/2025
	LTR 2023-03	(5)		110,000	110,000				9/30/2025
	LTR 2024-02	(5)		125,000	125,000				9/30/2025
	LTR 2025-01	(5)		134,000	134,000				9/30/2025
	LTP 2024	(6)				$362,500	$725,000	$1,450,000	9/30/2026
	LTR 2024-03	(5)					125,000	125,000	9/30/2026
	LTR 2025-02	(5)					134,000	134,000	9/30/2026
	LTP 2025	(6)				387,500	775,000	1,550,000	9/30/2027
	LTR 2025-03	(5)					134,000	134,000	9/30/2027

David B. Fountain	EAIP	(3)	$166,615	$333,230	$666,460				9/30/2025
Notes
(1) TVA does not have any equity securities and therefore has no equity-based awards.
(2) Threshold, Target, and Maximum represent amounts that could be earned by an NEO based on performance during the applicable performance cycle. Threshold, Target, and Maximum targets for EAIP and LTIP were 50 percent, 100 percent, and 200 percent for 2025 (for all eligible participants, except the retired CEO). EAIP and LTIP incentive awards for the retired CEO are calculated in the same manner except that the scorecard achievement ranges from 0 percent to 150 percent instead of 0 percent to 200 percent.
(3) Target incentive opportunity was 70% of salary for Mr. Rausch. For all others, the target opportunity was a blended opportunity based on time in role. An individual performance multiplier of up to 150 percent may also be applied which may increase the award to 225 percent of target for all NEOs except for the retired CEO, whose maximum award is 150 percent of target. Actual EAIP awards earned for performance in 2025 are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.
(4) At the end of the performance period, TVA's LTIP Scorecard was applied to the grants in order to determine LTP award payouts. Award payouts are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table. The LTP awards for Mr. Lyash and Mr. Thomas are prorated due to retirement in 2025.
(5) All LTR awards will be paid in a lump sum within two months of the September 30th vesting date except in the case of death, disability, or retirement. The awards will be paid in cash after deducting applicable federal, state, and local withholding taxes. In the case of death, the beneficiary will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant's death. Disability awards will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant's separation from service due to disability. Actual LTR awards earned in 2025 are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table. The LTR awards for Mr. Lyash and Mr. Thomas are prorated due to retirement in 2025.
(6) At the end of the performance period, TVA's LTIP Scorecard will be applied to the grants in order to determine LTP award payouts. The final award may be adjusted by the TVA Board in its discretion in appropriate circumstances.

Retirement and Pension Plans

The table below provides the actuarial present value of the NEOs' accumulated benefits, including the number of years of credited service, under TVA's retirement and pension plans as of September 30, 2025, determined using a methodology and interest rate and mortality rate assumptions consistent with those used in the financial statements in this Annual Report, set forth in Note 21 — Benefit Plans.

Pension Benefits Table
Name	Plan Name	Number of Years of Credited Service		Present Value of Accumulated Benefit		Payments During Last Year
Donald A. Moul	TVARS	N/A		N/A	(2)	$—
	SERP Tier 1	4.275	(3)	$1,861,040		—
Jeffrey J. Lyash	TVARS	N/A		N/A	(2)	—
	SERP Tier 1	16.060	(1)	13,831,451		3,755,034
Thomas C. Rice	TVARS	22.360		279,056		—
	SERP Tier 1	N/A		N/A		—
John M. Thomas, III	TVARS	19.276		570,531		19,896
	SERP Tier 1	19.276		7,593,527		2,061,530
Matthew M. Rasmussen	TVARS	22.380		354,509		—
	SERP Tier 1	N/A		N/A		—
Rebecca C. Tolene	TVARS	22.380		334,537		—
	SERP Tier 1	N/A		N/A		—
Jeremy P. Fisher	TVARS	21.060		267,788		—
	SERP Tier 1	N/A		N/A		—
Timothy S. Rausch	TVARS	N/A		N/A	(2)	—
	SERP Tier 1	6.958		2,285,412		—
David B. Fountain	TVARS	N/A		N/A	(2)	—
	SERP Tier 1	5.000		930,158		252,524
Notes
(1) Mr. Lyash was granted ten years of credited service for calculating his SERP benefit: five years upon the commencement of his employment with TVA and an additional five years because he was employed with TVA for at least five years.
(2) Mr. Moul, Mr. Lyash, Mr. Rausch, and Mr. Fountain were not eligible to participate in the TVARS pension plan since they were hired after June 30, 2014.
(3) Under the terms of his offer letter, if Mr. Moul is terminated for any reason prior to five years of actual service with TVA, the five-year vesting requirement under SERP will be waived and his SERP benefit will be calculated based on his actual years of credited service and his accrued benefit as of September 30, 2025.

Qualified Retirement Plans

The retirement benefits for which employees are eligible and receive under the TVARS pension plan and 401(k) plan depend on the employee's hire date, years of service, and individual elections. Following is a discussion of the benefits for which the NEOs are eligible.

•Employees who were first hired on or after January 1, 1996, and who had 10 or more years of service as of October 1, 2016, receive (1) a cash balance pension benefit calculated based on (a) pay-based credits and interest that accrue over time in the employee's account and (b) the employee's age at the time of retirement, and (2) 401(k) plan non-elective and matching contributions from TVA. The monthly pay credits are equal to three percent of eligible compensation, and monthly interest is credited at an annual interest rate equal to the change in the CPI-U plus two percent (with a minimum of 4.75 percent and a maximum of 6.25 percent). The interest rate during 2025 was 5.02 percent. The 401(k) plan automatic, non-elective contribution is equal to three percent of eligible compensation, and the matching contribution is $0.75 on every dollar contributed by the employee up to six percent of eligible compensation, for a maximum matching contribution of 4.5 percent of eligible compensation. Mr. Rice, Mr. Thomas, Ms. Tolene, Mr. Rasmussen, and Mr. Fisher are in this group.

•Employees who were first hired on or after July 1, 2014 (or who were rehired and were either previously not vested in the pension plan or cashed out their pension benefit) receive a retirement benefit in the 401(k) plan only. The

401(k) plan automatic, non-elective contribution is equal to 4.5 percent of eligible compensation, and the matching contribution is $0.75 on every dollar contributed by the employee up to six percent of eligible compensation, for a maximum matching contribution of 4.5 percent of eligible compensation. Mr. Moul, Mr. Lyash, Mr. Fountain, and Mr. Rausch are in this group.

Cash Balance Pension. For NEOs who are eligible for retirement benefits under the pension plan, which includes Mr. Rice, Mr. Thomas, Ms. Tolene, Mr. Rasmussen, and Mr. Fisher, eligible compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled "Salary" in the Summary Compensation Table. The eligible compensation in 2025 could not exceed $345,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  Employees with cash balance benefits who have at least five years of cash balance service are eligible at retirement or termination of employment to receive an immediate benefit in the form of a monthly pension with survivor benefit options or in a lump-sum payment with cash out or rollover options.  The pension plan does not provide for early retirement benefits to any NEO or any other employee eligible for cash balance benefits.

401(k) Plan. All employees eligible to participate in the 401(k) plan, including the NEOs, may elect to contribute to the 401(k) plan on a before-tax, Roth, and/or after-tax basis, and in-plan Roth rollovers by participant election are available. Contributions to a participant's 401(k) plan account by TVA and the participant during 2025 could not exceed $70,000 pursuant to the IRS annual contribution limit applicable to qualified plans. For purposes of matching and non-elective contributions from TVA to the 401(k) accounts of the NEOs, eligible compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled "Salary" in the Summary Compensation Table. The eligible compensation in 2025 could not exceed $345,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  Any participant in the 401(k) plan must have three years of TVA service to be vested in matching and non-elective contributions from TVA.

Supplemental Executive Retirement Plan. Certain NEOs are participants in the SERP. The SERP is a non-qualified defined benefit pension plan similar to those typically found in other companies in TVA's peer group and is provided to a limited number of executives, including the NEOs.  TVA's SERP was created to recruit and retain key executives.  The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA's qualified defined benefit plan and Internal Revenue Code Section 415 limits on qualified retirement plans.

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

SERP Tier 2. The Tier 2 structure is designed to adjust qualified plan benefits to executives when benefits are lost due to IRS limits. Pension benefits are based on a participant's average compensation over three consecutive fiscal years and a pension multiplier of 1.3 percent for each year of service. For benefit calculation, pension includes salary and annual incentives. TVA has no NEOs under Tier 2.

Restoration Plan. Effective October 1, 2022, TVA established the RP. The RP is a nonqualified excess 401(k) plan designed to allow certain eligible employees whose contributions to the 401(k) plan are limited by IRS rules to save additional amounts for retirement and receive non-elective and matching employer contributions. The plan is designed to provide a competitive level of retirement benefits and assist in the recruitment of executive talent for TVA.

Nonqualified Deferred Compensation

The following table provides information regarding deferred contributions, earnings, and balances for each of the NEOs.  The amounts reported under this table do not represent compensation in addition to the compensation that was earned in 2025 and already reported in the Summary Compensation Table, but rather the amounts of compensation earned by the NEOs in 2025 or prior years that were or have been deferred.

Nonqualified Deferred Compensation Table
Name	Executive Contributions in 2025		Registrant Contributions in 2025(1)	Aggregate Earnings in 2025(2)		Aggregate Withdrawals/ Distributions	Aggregate Balance at September 30, 2025
Donald A. Moul	$—		$—	$—		$—	$—
Jeffrey J. Lyash	—		—	—		—	—
Thomas C. Rice	—		70,493	4,797	(7)	—	111,720	(10)
John M. Thomas, III	—		—	—		—	—
Matthew M. Rasmussen	40,431	(3)	47,451	38,277	(7)	—	335,450	(10)
Rebecca C. Tolene	254,402	(4)	308,444	74,934	(8)	—	879,841	(10)
Jeremy P. Fisher	—		38,127	9,084	(7)	—	115,641	(10)
Timothy S. Rausch	71,050	(5)	—	10,296	(9)	—	181,972	(10)
David B. Fountain	92,851	(6)	—	14,048	(9)	21,262	131,376	(10)
Notes
(1) All amounts are included in the Summary Compensation Table as compensation for 2025. The amount for Ms. Tolene represents a discretionary contribution of $275,000 and a restoration contribution of $33,444. The amounts for the other NEOs represent restoration contributions. The restoration contributions will be credited to the applicable plan accounts in 2026.
(2) Includes vested earnings. Because none of the amounts are above market or preferential earnings under SEC rules, none of these amounts are included in the Summary Compensation Table.
(3) Represents vested contributions of $40,431 under the Restoration Plan. This amount is included in the Summary Compensation Table as compensation for 2025.
(4) Represents vested contributions of $173,538 under the Deferred Compensation Plan and vested contributions of $80,864 under the Restoration Plan. $218,888 is included in the Summary Compensation Table as compensation for 2025.
(5) Represents vested contributions of $71,050 under the Deferred Compensation Plan. This amount is included in the Summary Compensation Table as compensation for 2025.
(6) Represents vested contributions of $92,851 under the Deferred Compensation Plan. $38,815 is included in the Summary Compensation Table as compensation for 2025.
(7) Represents vested earnings in the Restoration Plan.
(8) Represents vested earnings of $22,858 in the Deferred Compensation Plan and vested earnings of $52,076 in the Restoration Plan.
(9) Represents vested earnings in the Deferred Compensation Plan.
(10) Includes vested contributions and earnings. The following amounts have been reported in the Summary Compensation Table as compensation for a prior fiscal year: for Mr. Rice, Mr. Rasmussen, Ms. Tolene, and Mr. Fisher, $0; for Mr. Rausch, $80,717; and for Mr. Fountain, $90,432.

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

Executive Severance Plan

Certain executives, including the NEOs, are participants in the TVA Executive Severance Plan (the "Severance Plan"). The Severance Plan provides that if TVA terminates an NEO’s employment other than for Gross Misconduct (as defined below) or such participant terminates employment for Good Reason (as defined below), such participant will be eligible to receive the following benefits in addition to his or her accrued compensation:

•For the retired CEO, a lump sum severance payment equal to the applicable multiplier times the employee's annual base salary, and continued healthcare benefits for a number of complete or partial years equal to such multiplier. The applicable multiplier is 1.0 for the retired CEO.

•For all NEOs other than the retired CEO, a lump sum severance payment equal to the applicable multiplier times the sum of the employee’s annual base salary and target annual incentive, and continued healthcare benefits for a number of complete or partial years equal to such multiplier. The applicable multiplier is 1.0 for these NEOs.

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

Potential Payments on Account of Resignation, Retirement, Termination without Cause, Termination with Cause, Death, or Disability

The tables below show certain potential payments that would have been made to each NEO who was still employed by TVA on September 30, 2025, if his or her employment had been terminated on September 30, 2025, under various scenarios: retirement, resignation, resignation for Good Reason, termination without Cause, termination with Cause, death, and disability. In addition, the tables below show post-employment payments that were made to the NEOs who separated from service during 2025 as well as estimated payments that have been or will be made to these NEOs after September 30, 2025. The tables below also include payments from the following sources: Severance Plan, SERP, RP, EAIP, LTR, LTP, and deferred compensation.

The following provides background information on certain payments included in the termination tables:

•Resignation. The Resignation column covers resignations that do not qualify as resignations for Good Reason under TVA's Severance Plan. See Executive Compensation Tables and Narrative Disclosures — Executive Severance Plan for a definition of Good Reason.

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

•Severance Plan and Termination without Cause or Resignation for Good Reason. The Severance Plan provides that if TVA terminates an NEO's employment other than for Gross Misconduct or such participant terminates employment for Good Reason, such participant will be eligible to receive certain benefits in addition to his or her accrued compensation. See Executive Compensation Tables and Narrative Disclosures — Executive Severance Plan for definitions of Gross Misconduct and Good Reason and for a discussion of the benefits provided to NEOs under the Severance Plan.

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

•LTP Payment in the Event of Retirement. The LTIP provides that if a participant retires, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and

(2) a prorated portion of any LTP awards that had not vested at the time of the participant's separation from service, provided that the amount of any such LTP award (a) is calculated using the actual percent of opportunity achieved and (b) is prorated based on the number of whole months the participant is employed by TVA during the applicable performance cycle. Mr. Rausch is the only NEO who was eligible to retire as of September 30, 2025, and the LTP amounts included in his Retirement column assumes that the percent of opportunity achieved will be 100 percent of target for the performance cycles ending on September 30, 2026 and September 30, 2027. Mr. Lyash and Mr. Thomas both retired during 2025.

•LTP Payment in Event of Death. The LTIP provides that in the event of the death of a participant, the participant's beneficiary is entitled to (1) any LTP award that had vested at the time of the participant's death but not been paid and (2) any LTP awards that had not vested at the time of the participant's death and that covered a performance cycle for which the participant had received an LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was participating in the plan during the applicable performance cycle.

•LTP Payment in Event of Disability. The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) any LTP awards that had not vested at the time of the participant's separation from service and that covered a performance cycle for which the participant had received an LTP grant, provided that the amount of any such LTP award (a) will be calculated assuming that the percent of opportunity achieved is 100 percent of target and (b) will be prorated based on the number of whole months the participant was employed by TVA during the applicable performance cycle.

In addition to the amounts set forth in the termination tables, all NEOs would also be entitled to payments from plans generally available to TVA employees under the specific circumstances of termination of employment, including the health and welfare and pension plans and amounts in the 401(k) plan.

Donald A. Moul	Resignation	Retirement	Termination without Cause or Resignation for Good Reason	Termination with Cause	Death/Disability
Severance Plan	$—	$—	$2,520,000	$—	$—
SERP(1)	1,861,040	1,861,040	1,861,040	1,861,040	1,861,040
Restoration Plan	—	—	—	—	—
EAIP	1,411,271	1,411,271	1,411,271	1,411,271	1,411,271
LTR	961,667	961,667	961,667	961,667	1,428,334
LTP(2)	1,396,500	1,396,500	3,846,500	1,396,500	3,846,500
Deferred Compensation	—	—	—	—	—
Total Value of Potential Payments	$5,630,478	$5,630,478	$10,600,478	$5,630,478	$8,547,145
Notes
(1) Under the terms of his offer letter, if Mr. Moul is terminated for any reason prior to five years of actual service with TVA, the five-year vesting requirement under SERP will be waived and his SERP benefit will be calculated based on his actual years of credited service and his accrued benefit as of September 30, 2025.
(2) On July 25, 2025, the TVA Board authorized Mr. Moul to receive prorated LTP benefits under the LTP, without regard to meeting the retirement requirements as defined in the LTP, so long as he separates from service due to (1) a termination of service by TVA, other than due to Gross Misconduct or as a result of death or disability, or (2) a resignation due to Good Reason.

Thomas C. Rice	Resignation	Retirement	Termination without Cause or Resignation for Good Reason	Termination with Cause	Death/Disability
Severance Plan	$—	$—	$1,233,750	$—	$—
SERP	—	—	—	—	—
Restoration Plan	41,227	41,227	41,227	41,227	41,227
EAIP	635,536	635,536	635,536	635,536	635,536
LTR	419,963	419,963	419,963	419,963	667,963
LTP	336,013	336,013	336,013	336,013	1,638,013
Deferred Compensation	—	—	—	—	—
Total Value of Potential Payments	$1,432,739	$1,432,739	$2,666,489	$1,432,739	$2,982,739

Matthew M. Rasmussen	Resignation	Retirement	Termination without Cause or Resignation for Good Reason	Termination with Cause	Death/Disability
Severance Plan	$—	$—	$534,400	$—	$—
SERP	—	—	—	—	—
Restoration Plan	287,999	287,999	287,999	287,999	287,999
EAIP	433,507	433,507	433,507	433,507	433,507
LTR	261,000	261,000	261,000	261,000	406,333
LTP	294,000	294,000	294,000	294,000	1,058,200
Deferred Compensation	—	—	—	—	—
Total Value of Potential Payments	$1,276,506	$1,276,506	$1,810,906	$1,276,506	$2,186,039

Rebecca C. Tolene	Resignation	Retirement	Termination without Cause or Resignation for Good Reason	Termination with Cause	Death/Disability
Severance Plan	$—	$—	$1,130,500	$—	$—
SERP	—	—	—	—	—
Restoration Plan	505,627	505,627	505,627	505,627	505,627
EAIP	334,872	334,872	334,872	334,872	334,872
LTR	290,000	290,000	290,000	290,000	467,500
LTP	142,100	142,100	142,100	142,100	1,044,600
Deferred Compensation	202,746	202,746	202,746	202,746	202,746
Total Value of Potential Payments	$1,475,345	$1,475,345	$2,605,845	$1,475,345	$2,555,345

Jeremy P. Fisher	Resignation	Retirement	Termination without Cause or Resignation for Good Reason	Termination with Cause	Death/Disability
Severance Plan	$—	$—	$800,000	$—	$—
SERP	—	—	—	—	—
Restoration Plan	77,514	77,514	77,514	77,514	77,514
EAIP	382,246	382,246	382,246	382,246	382,246
LTR	149,000	149,000	149,000	149,000	226,333
LTP	245,000	245,000	245,000	245,000	646,000
Deferred Compensation	—	—	—	—	—
Total Value of Potential Payments	$853,760	$853,760	$1,653,760	$853,760	$1,332,093

Timothy S. Rausch	Resignation	Retirement	Termination without Cause or Resignation for Good Reason	Termination with Cause	Death/Disability
Severance Plan	$—	$—	$1,161,168	$—	$—
SERP	2,285,412	2,285,412	2,285,412	2,285,412	2,285,412
Restoration Plan	—	—	—	—	—
EAIP	696,154	696,154	696,154	696,154	696,154
LTR	369,000	369,000	369,000	369,000	543,167
LTP	710,500	1,452,166	1,452,166	710,500	1,452,166
Deferred Compensation	110,922	110,922	110,922	110,922	110,922
Total Value of Potential Payments	$4,171,988	$4,913,654	$6,074,822	$4,171,988	$5,087,821

Post-Employment Payments for Jeffrey J. Lyash, John M. Thomas, III, and David B. Fountain

Jeffrey J. Lyash(1)	Payments for 2025		Estimated Payments After 2025
Severance Plan	$—		$—
SERP	3,755,034	(2)	15,020,136	(3)
Restoration Plan	—		—
EAIP	1,277,024	(4)	—
LTR	995,751	(5)	—
LTP	2,846,739	(4)	2,876,611	(6)
Deferred Compensation	—		—
Total Value of Payments	$8,874,548		$17,896,747
Notes
(1) Mr. Lyash retired from TVA on May 1, 2025.
(2) Represents the first of five SERP benefit installments.
(3) Represents the sum of the four remaining annual installments.
(4) The payment is expected to be made in November 2025.
(5) The payment was made in October 2025.
(6) Mr. Lyash will receive 19/36ths of the actual LTP award that vests on September 30, 2026, and 7/36ths of the actual LTP award that vests on September 30, 2027. Assuming 100 percent payout, these amounts will be $2,102,139 and $774,472, respectively.

John M. Thomas, III(1)	Payments for 2025		Estimated Payments After 2025
Severance Plan	$—		$—
SERP	2,061,530	(2)	8,246,120	(3)
Restoration Plan	—		—
EAIP	498,202	(4)	—
LTR	277,777	(5)	—
LTP	1,124,959	(4)	877,361	(6)
Deferred Compensation	—		—
Total Value of Payments	$3,962,468		$9,123,481
Notes
(1) Mr. Thomas retired from TVA on March 8, 2025.
(2) Represents the first of five SERP benefit installments.
(3) Represents the sum of the four remaining annual installments.
(4) The payment is expected be made in November 2025.
(5) The payment was made in October 2025.
(6) Mr. Thomas will receive 17/36ths of the actual LTP award that vests on September 30, 2026, and 5/36ths of the actual LTP award that vests on September 30, 2027. Assuming 100 percent payout, these amounts will be $672,917 and $204,444, respectively.

David B. Fountain(1)	Payments for 2025		Estimated Payments After 2025
Severance Plan	$1,168,951	(2)	$—
SERP	252,524	(3)	1,010,096	(4)
Restoration Plan	—		—
EAIP	485,183	(5)	—
LTR	—		—
LTP	—		—
Deferred Compensation	21,262	(6)	92,561	(7)
Total Value of Payments	$1,927,920		$1,102,657
Notes
(1) Mr. Fountain separated from service from TVA on June 1, 2025.
(2) Mr. Fountain received a payment of $1,168,951 under the TVA Severance Plan in June 2025.
(3) Represents the first of five SERP benefit installments.
(4) Represents the sum of the four remaining annual installments.
(5) The payment is expected to be made in November 2025.
(6) Represents the first of five installments from the Deferred Compensation Plan.
(7) Represents the sum of the four remaining annual installments.

CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K, TVA is providing the following information regarding the annual total compensation of TVA's CEO position and the annual total compensation of the median employee of the company:

•The total compensation for the CEO position for 2025 was $5,710,167.
•For 2025, the median employee's annual total compensation was $170,254.

Based on this information, the pay ratio of the total compensation for the CEO position to the median employee was approximately 34 to 1.

To identify the median employee and to determine the annual total compensation of the median employee, TVA took the following steps:

•TVA selected September 30, 2025, as the date on which to identify its median employee. On September 30, 2025, TVA's employee population that had earnings in 2025 (including full-time, part-time, and temporary employees) consisted of 10,427 individuals located in the U.S.
•In order to identify the median employee from its employee population, TVA compared the compensation that would be included in Box 5 (Medicare Wages and Tips) of Form W-2, which includes salary, overtime, and incentive compensation, for the period from October 1, 2024 to September 30, 2025. Box 5 compensation was used as it is representative of the compensation received by all employees and is readily available and objective.
•After identifying its median employee, TVA calculated that employee's compensation for 2025 as though that compensation was being calculated for purposes of the Summary Compensation Table, resulting in annual total compensation of $170,254.

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

Director Compensation

The TVA Act provides for up to nine directors on the TVA Board.  As of September 30, 2025, the TVA Board consisted of three members. Under the TVA Act, each director receives certain stipends that are increased annually by the same percentage increase applicable to adjustments under 5 U.S.C. § 5318, which adjusts the annual rates of pay of employees on the Executive Schedule of the U.S. Government.  Effective January 1, 2025, the annual stipend for TVA directors was increased from $61,100 to $62,100 per year unless (1) the director chairs a TVA Board committee, in which case the stipend was increased from $62,300 to $63,400 per year, or (2) the director is the Chair of the TVA Board, in which case the stipend was increased from $68,100 to $69,300 per year.  Directors are also reimbursed under federal law for travel, lodging, and related expenses while attending meetings and for other official TVA business.

The most recent annual stipends provided by the TVA Act for each director, including former directors, and for the Chair of the TVA Board are listed below:

TVA Board Annual Stipends
Name	Annual Stipend
William J. Renick	$69,300
Robert P. Klein	63,400
A. Wade White	63,400
Beth P. Geer (former director)	63,400
Beth H. Harwell (former director)	63,400
L. Michelle Moore (former director)	63,400
Brian E. Noland (former director)	63,400
Joe H. Ritch (former director)	69,300

The following table provides information on the compensation received by TVA's directors, including former directors, during 2025:

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1)	All Other Compensation(2)	Total
William J. Renick	$65,331	$—	$—	$—	$—	$3,019	$68,350
Robert P. Klein	63,087	—	—	—	—	3,077	66,164
A. Wade White	63,087	—	—	—	—	3,064	66,151
Beth P. Geer (former director)	44,943	—	—	—	—	604	45,547
Beth H. Harwell (former director)	17,984	—	—	—	—	3,077	21,061
L. Michelle Moore (former director)	32,362	—	—	—	—	3,064	35,426
Brian E. Noland (former director)	17,984	—	—	—	—	3,077	21,061
Joe H. Ritch (former director)	36,174	—	—	—	—	3,320	39,494
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

Compensation Committee Interlocks and Insider Participation

The People and Governance Committee of the TVA Board currently consists of the following director: Robert P. Klein.

No member of this Committee was at any time during 2025 or at any other time an officer or employee of TVA, and no member of this committee had any relationship with TVA requiring disclosure under Item 404 of Regulation S-K. No executive officer of TVA has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the People and Governance Committee during 2025.

Compensation Committee Report

The People and Governance Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Committee recommended to the TVA Board that the Compensation Discussion and Analysis be included in this Annual Report.

People and Governance Committee

Robert P. Klein, Chair

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

Other Relationships

TVA is engaged in a number of transactions with other agencies of the U.S. government, although such agencies do not fall within the definition of "related parties" for purposes of Item 404(a) of Regulation S-K.  These include, among other things, supplying electricity to other federal agencies, purchasing electricity from the Southeastern Power Administration, and engaging in various arrangements involving nuclear materials with the Department of Energy.  See Part I, Item 1, Business and Note 24 — Related Parties.

TVA also has access to a financing arrangement with the United States Department of the Treasury ("U.S. Treasury").  TVA and the U.S. Treasury have a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  There were no outstanding borrowings under the facility at September 30, 2025. This credit facility has a maturity date of September 30, 2026, and is typically renewed annually.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s.  See Note 15 — Debt and Other Obligations — Credit Facility Agreements.

In addition, TVA is required by the 1959 amendment to the TVA Act to make annual payments to the U.S. Treasury from net power proceeds as a repayment of and as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment") until $1.0 billion of the Power Program Appropriation Investment has been repaid. With the 2014 payment, TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment. The TVA Act requires TVA to continue to make payments to the U.S. Treasury indefinitely as a return on the remaining $258 million of the Power Program Appropriation Investment.  See Note 24 — Related Parties.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees of Ernst & Young LLP for audit, audit-related, and other services for the years ended September 30, 2025 and 2024:

Principal Accountant Fees and Services (in actual dollars)
Year	Principal Accountant	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees	All Other Fees(3)	Total
2025	Ernst & Young LLP	$4,141,357	$806,449	$—	$7,200	$4,955,006
2024	Ernst & Young LLP	3,816,728	131,389	—	7,200	3,955,317
Notes
(1)  Audit fees consist of payments for professional services rendered in connection with the audit of TVA's annual financial statements, including the annual attestation on internal control over financial reporting; review of interim financial statements included in TVA's quarterly reports; audit of TVA's fuel cost adjustment; federal financial reporting responsibilities for the preparation and audit of the 2025 and 2024 federal consolidated financial statements of which TVA is a component; and Bond offering and other financing comfort letters.
(2) Audit-related fees primarily reflect pre-implementation assessments related to information technology system upgrades.
(3) All other fees reflect accounting and financial reporting research software license costs.

The TVA Board has an Audit, Risk, and Cybersecurity Committee ("Audit Committee").  Under the TVA Act, the Audit Committee, in consultation with the Inspector General, recommends to the TVA Board the selection of an external auditor.  TVA's Audit Committee, in consultation with the Inspector General, recommended that the TVA Board select Ernst & Young LLP as TVA's external auditor for the 2025 and 2024 audits and other related services, and the TVA Board approved these recommendations.

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

The Audit Committee pre-approved all audit services for 2025 and 2024.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents have been filed as part of this Annual Report on Form 10-K for the fiscal year ended September 30, 2025 ("Annual Report"):

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
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 000-52313)

3.2
Bylaws of the Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014 (Incorporated by reference to Exhibit 3.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as Amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1
Second Amended and Restated March Maturity Credit Agreement Dated as of March 25, 2022, Among Tennessee Valley Authority, as the Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent, The Toronto-Dominion Bank, New York Branch, as Letter of Credit Issuer and a Lender, Bank of America, N.A., Canadian Imperial Bank of Commerce, New York Branch, First Horizon Bank, Morgan Stanley Bank, N.A., and The Bank of New York Mellon (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on March 30, 2022, File No. 000-52313)

10.2
Third Amended and Restated September Maturity Credit Agreement Dated as of September 10, 2025, Among Tennessee Valley Authority, as the Borrower, Royal Bank of Canada, as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on September 15, 2025, File No. 000-52313)

10.3
$500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on August 7, 2015, File No. 000-52313)

10.4
First Amendment Dated as of February 28, 2017, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on March 3, 2017, File No. 000-52313)

10.5
Second Amendment Dated as of February 21, 2018, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on February 26, 2018, File No. 000-52313)

10.6
Third Amendment Dated as of February 27, 2020, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, and February 21, 2018, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on March 3, 2020, File No. 000-52313)

10.7
Fourth Amendment Dated as of January 5, 2023, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, February 21, 2018, and February 27, 2020, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on January 6, 2023, File No. 000-52313)

10.8
Fifth Amendment Dated as of June 14, 2024, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, February 21, 2018, February 27, 2020, and January 5, 2023, Between TVA and Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on June 14, 2024, File No. 000-52313)

10.9
December 2019 Maturity Community Bank Credit Agreement Dated as of December 12, 2016, with SunTrust Bank as Administrative Agent and a Lender, Branch Banking and Trust Company as Letter of Credit Issuer and a Lender, First National Bank, First Tennessee Bank National Association, HomeTrust Bank, Pinnacle Bank, Regions Bank, Trustmark National Bank, and United Community Bank (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 15, 2016, File No. 000-52313)

10.10
First Amendment Dated as of December 11, 2018, to December Maturity Community Bank Credit Agreement Dated as of December 12, 2016 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 14, 2018, File No. 000-52313)

10.11
Second Amendment Dated as of February 9, 2021, to December Maturity Community Bank Credit Agreement Dated as of December 12, 2016, and Amended as of December 11, 2018 (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, File No. 000-52313)

10.12
Third Amendment Dated as of March 29, 2023, to December Maturity Community Bank Credit Agreement Dated as of December 12, 2016, and Amended as of December 11, 2018 and February 9, 2021, Among Tennessee Valley Authority, as the Borrower, Truist Bank, as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 3, 2023, File No. 000-52313)

10.13	TVA Discount Notes Selling Group Agreement (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.14
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.4 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.15
Amendment Dated as of December 4, 2013, to Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-52313)

10.16
Second Amendment Dated as of August 28, 2015, to Electronotes® Selling Agent Agreement Dated as of June 1, 2006, and Amended as of December 4, 2013, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.9 to TVA's Annual Report on Form 10-K for the year ended September 30, 2015, File No. 000-52313)

10.17
Assumption Agreement Between TVA and Incapital LLC Dated as of February 29, 2008, Relating to the Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 000-52313)

10.18
Facility Lease-Purchase Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.19
Head Lease Agreement Dated as of January 17, 2012, Among the United States of America, TVA, and John Sevier Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.20*
Asset Purchase Agreement Dated as of August 6, 2013, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.33 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.21
Facility Lease-Purchase Agreement Dated as of August 9, 2013, Between Southaven Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.34 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.22
Head Lease Agreement Dated as of August 9, 2013, Among the United States of America, TVA, and Southaven Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.35 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.23
Facility Lease-Purchase Agreement Dated as of October 2, 2024, Between Johnsonville Aeroderivative Combustion Turbine Generation LLC and TVA (Incorporated by reference to Exhibit 10.24 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2024, File No. 000-52313)

10.24
Head Lease Agreement Dated as of October 2, 2024, Among the United States of America, TVA, and Johnsonville Aeroderivative Combustion Turbine Generation LLC (Incorporated by reference to Exhibit 10.25 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2024, File No. 000-52313)

10.25
Construction Management Agreement Dated as of October 2, 2024, Between Johnsonville Aeroderivative Combustion Turbine Generation LLC and TVA (Incorporated by reference to Exhibit 10.26 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2024, File No. 000-52313)

10.26*
Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.27*
Consent Decree Among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children's Earth Foundation, and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.28†
Amended and Restated TVA Compensation Plan Approved by the TVA Board on May 9, 2024 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on May 9, 2024, File No. 000-52313)

10.29†	Amended and Restated Supplemental Executive Retirement Plan Approved on October 1, 2025.

10.30†
Amended and Restated Executive Annual Incentive Plan Approved as of April 3, 2025 (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 000-52313)

10.31†
Amended and Restated Deferred Compensation Plan Approved by the TVA Board on May 9, 2024 (Incorporated by reference to Exhibit 10.7 to TVA's Current Report on Form 8-K filed on May 9, 2024, File No. 000-52313)

10.32†	Amended and Restated Long-Term Incentive Plan Approved on November 6, 2025

10.33†
Amended and Restated Executive Severance Plan Approved as of April 3, 2025 (Incorporated by reference to Exhibit 10.5 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 000-52313)

10.34†	Amended and Restated Restoration Plan Approved on October 1, 2025

10.35†	Amended and Restated Restoration Plan Approved on November 6, 2025

10.36†	Retention Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.37†	Offer Letter to Jeffrey J. Lyash Approved as of February 14, 2019 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on February 14, 2019, File No. 000-52313)

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

10.40†	Offer Letter to David Fountain Accepted as of April 1, 2020 (Incorporated by reference to Exhibit 10.42 to TVA's Annual Report on Form 10-K for the year ended September 30, 2021, File No. 000-52313)

10.41†	Offer Letter to Donald A. Moul Approved as of May 24, 2021 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 000-52313)

10.42†	Offer Letter to Donald A. Moul Accepted as of March 25, 2025 (Incorporated by reference to Exhibit 10.7 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 000-52313)

10.43†
Offer Letter to Thomas C. Rice Accepted as of January 13, 2025 (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, File No. 000-52313)

10.44†	Compensation Letter to Thomas C. Rice Dated as of July 24, 2025

10.45†	Offer Letter to Matthew M. Rasmussen Dated as of July 24, 2025

10.46†	Offer Letter to Rebecca C. Tolene Dated as of April 10, 2025

10.47†	Compensation Letter to Rebecca C. Tolene Dated as of July 17, 2025

10.48†	Offer Letter to Jeremy P. Fisher Dated as of July 17, 2025

10.49†
Notice of Retirement and Separation and Release Agreement Between TVA and Jeffrey J. Lyash Dated as of January 30, 2025 (Incorporated by reference to Exhibit 10.6 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 000-52313)

10.50†
No-Fault Separation Agreement Between TVA and David Fountain Dated as of April 7, 2025 (Incorporated by reference to Exhibit 10.4 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, File No. 000-52313)

10.51†
Separation and Release Agreement Between TVA and Tim Rausch Dated as of July 14, 2025 (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on July 17, 2025, File No. 000-52313)

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

Date:	November 12, 2025		TENNESSEE VALLEY AUTHORITY
(Registrant)
		By:	/s/ Donald A. Moul
Donald A. Moul
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald A. Moul	President and Chief Executive Officer	November 12, 2025
Donald A. Moul	(Principal Executive Officer)

/s/ Thomas C. Rice	Executive Vice President and	November 12, 2025
Thomas C. Rice	Chief Financial Officer
(Principal Financial Officer)

/s/ Diane Wear	Vice President and Controller	November 12, 2025
Diane Wear	(Principal Accounting Officer)

/s/ William J. Renick	Chair	November 12, 2025
William J. Renick

/s/ Robert P. Klein	Director	November 12, 2025
Robert P. Klein

/s/ A. Wade White	Director	November 12, 2025
A. Wade White