Form 10-Q
period 2025-12-31
Tennessee Valley Authority
filed 2026-02-03
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR
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
Yes ☐   No ☒

Number of shares of common stock outstanding at February 2, 2026: N/A

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	4
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (Unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	7
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	8
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	11
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	43
Executive Overview...............................................................................................................................................................	43
Results of Operations............................................................................................................................................................	44
Liquidity and Capital Resources............................................................................................................................................	49
Key Initiatives and Challenges..............................................................................................................................................	51
Environmental Matters..........................................................................................................................................................	52
Legal Proceedings................................................................................................................................................................	52
Critical Accounting Estimates................................................................................................................................................	53
New Accounting Standards and Interpretations....................................................................................................................	53
Legislative and Regulatory Matters.......................................................................................................................................	53

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	53

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	53
Disclosure Controls and Procedures.....................................................................................................................................	53
Changes in Internal Control over Financial Reporting..........................................................................................................	53

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	54

ITEM 1A. RISK FACTORS............................................................................................................................................................	54

ITEM 5. OTHER INFORMATION..................................................................................................................................................	54

ITEM 6. EXHIBITS........................................................................................................................................................................	55

SIGNATURES...............................................................................................................................................................................	56

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 (the "Quarterly Report"):

Term or Acronym	Definition
2015 CCR Rule	2015 Coal Combustion Residuals Rule
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
CARA	Corrective Action/Risk Assessment
CCR	Coal combustion residuals
CEO	Chief Executive Officer
CT	Combustion turbine
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
ELG	Effluent limitation guidelines
EPA	Environmental Protection Agency
ETP	Enterprise Transformation Program
Exchange Act	Securities Exchange Act of 1934
FERC	Federal Energy Regulatory Commission
FHP	Financial Hedging Program
GAAP	Accounting principles generally accepted in the United States of America
GAC	Grid access charge
GVH	GE Vernova Hitachi Nuclear Energy
Holdco	John Sevier Holdco LLC
IRA	Inflation Reduction Act of 2022
JACTG	Johnsonville Aeroderivative Combustion Turbine Generation LLC
JHLLC	Johnsonville Holdco LLC
Johnsonville Facility	Johnsonville Aeroderivative Combustion Turbine Facility
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hours
Legacy CCR Rule	Legacy Coal Combustion Residuals Rule
LPCs	Local power company customers
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
Moody's	Moody's Investors Service, Inc.
MtM	Mark-to-market
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NES	Nashville Electric Service
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
PPA(s)	Power Purchase Agreement(s)
RP	Restoration Plan
SCCG	Southaven Combined Cycle Generation LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SLR	Subsequent license renewal
SO2	Sulfur dioxide
TDEC	Tennessee Department of Environment and Conservation

TVA	Tennessee Valley Authority
TVA Act	Tennessee Valley Authority Act of 1933, as amended
TVA Board	TVA Board of Directors
U.S.	United States
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

Although the Tennessee Valley Authority ("TVA") believes that the assumptions underlying any forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in any forward-looking statements.  These factors include, among other things:

•Significant additional costs, regulatory uncertainty, and operational risks associated with TVA's management of coal combustion residuals ("CCR") and compliance with evolving and unpredictable environmental and energy regulations, including closure or remediation of facilities; new or changed requirements related to air, water, or transmission; substantive and procedural costs associated with TVA's governmental status; and earlier-than-expected retirement of assets;
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
•Risks from the loss of TVA's protected service territory if federal action limits existing territorial protections or increases competition, potentially resulting in the loss of customers;
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
•Operational risks from TVA's aging, technologically complex, or interdependent infrastructure, and failures of generation, transmission, flood control, navigation, or related assets, including those resulting from extreme weather, deferred maintenance, or technical malfunctions;
•Specific risks associated with nuclear generation, including but not limited to nuclear incidents, changes in regulatory or insurance regimes, increased decommissioning or operational costs, delays or restrictions in licensing, long-term waste management uncertainties, and dependency on specialized supply chain and technological partners;
•Physical attacks, threats, terrorism, wars, and geopolitical events targeting critical infrastructure or suppliers, which may disrupt operations or require increased security expenditures, and which could arise from TVA's governmental status or broader geopolitical instability;
•Events at TVA facilities, which, among other things, could result in loss of life, damage to the environment, damage to or loss of the facility, or damage to the property of others;
•Events that negatively impact TVA's reliability, including problems at other utilities or at TVA facilities or the increase in intermittent sources of power;
•Disruption, delay, or increased cost of fuel, purchased power, critical services, or supplies due to supply chain difficulties, labor shortages, transportation constraints, economic conditions, inflation, tariffs or other trade restrictions, force majeure events, pandemics or health emergencies, third-party cyber incidents, intentional defaults, or contractual performance failures;
•Global conflicts, terrorist activities, or military actions by the United States ("U.S.") government, its allies, or others;
•Cyber-attacks on TVA's assets or those of third parties, including critical vendors and cloud service providers, which may become more frequent and sophisticated as a result of advances in artificial intelligence ("AI");

•AI and machine learning risks including erroneous or biased AI decision-making, regulatory complexity, compromised data integrity, intellectual property issues, and adoption-pace disadvantages relative to other utilities;
•Volatility in customer demand for electricity, including both unexpected increases (driven by factors such as AI data centers, cryptocurrency mining, electric vehicles, population growth, and new large customer loads) and unexpectedly low demand (driven by economic downturn, efficiency gains, distributed energy resources ("DER") adoption, or the loss of customers), both of which could result in stranded costs, rate actions, curtailments, or a need for unplanned capital or operational adjustments;
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
•Risks from failure to attract or retain key personnel, changes in TVA's compensation policies or practices, changes in senior management or TVA Board membership, or the absence of a Board quorum, which could limit TVA's ability to conduct business or adapt strategy and could increase legal and regulatory risk;
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

See also Part I, Item 1A, Risk Factors, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K for the year ended September 30, 2025 (the "Annual Report"), and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A, Risk Factors in this Quarterly Report for a discussion of factors that could cause actual results to differ materially from those in any forward-looking statement.  New factors emerge from time to time, and it is not possible for TVA to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA's business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made, except as required by law.

GENERAL INFORMATION

Fiscal Year

References to years (2026, 2025, etc.) in this Quarterly Report are to TVA's fiscal years ending September 30.  Years that are preceded by "CY" are references to calendar years.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended December 31
(in millions)

	2025	2024
Operating revenues
Revenue from sales of electricity	$3,001	$2,876
Other revenue	48	44
Total operating revenues	3,049	2,920
Operating expenses
Fuel	514	505
Purchased power	410	394
Operating and maintenance	849	905
Depreciation and amortization	571	557
Tax equivalents	153	146
Total operating expenses	2,497	2,507
Operating income	552	413
Other income, net	44	17
Other net periodic benefit cost	21	25
Interest expense	309	280
Net income	$266	$125
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three Months Ended December 31
(in millions)

	2025	2024
Net income	$266	$125
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	13	(19)
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	1	37
Total other comprehensive income (loss)	14	18
Total comprehensive income	$280	$143
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	December 31, 2025	September 30, 2025
Current assets
Cash and cash equivalents	$501	$1,576
Accounts receivable, net	1,927	2,119
Inventories, net	1,230	1,193
Regulatory assets	173	127
Other current assets	184	162
Total current assets	4,015	5,177

Property, plant, and equipment
Completed plant	71,183	71,574
Less accumulated depreciation	(39,015)	(38,716)
Net completed plant	32,168	32,858
Construction in progress	7,157	6,760
Nuclear fuel	1,255	1,185
Finance leases	640	663
Total property, plant, and equipment, net	41,220	41,466

Investment funds	5,687	5,573

Regulatory and other long-term assets
Regulatory assets	7,985	8,047
Operating lease assets, net of amortization	100	113
Other long-term assets	508	506
Total regulatory and other long-term assets	8,593	8,666

Total assets	$59,515	$60,882
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	December 31, 2025	September 30, 2025
Current liabilities
Accounts payable and accrued liabilities	$2,772	$3,299
Accrued interest	333	348
Asset retirement obligations	323	313
Regulatory liabilities	210	228
Short-term debt, net	1,173	—
Current maturities of power bonds	20	1,370
Current maturities of long-term debt of variable interest entities	49	49
Total current liabilities	4,880	5,607

Other liabilities
Post-retirement and post-employment benefit obligations	2,104	2,183
Asset retirement obligations	9,402	10,101
Finance lease liabilities	626	640
Other long-term liabilities	1,490	1,606
Regulatory liabilities	132	141
Total other liabilities	13,754	14,671

Long-term debt, net
Long-term power bonds, net	20,465	20,461
Long-term debt of variable interest entities, net	1,627	1,632
Total long-term debt, net	22,092	22,093

Total liabilities	40,726	42,371

Contingencies and legal proceedings (Note 21)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	18,063	17,797
Total power program proprietary capital	18,321	18,055
Nonpower programs appropriation investment, net	508	510
Accumulated other comprehensive loss	(40)	(54)
Total proprietary capital	18,789	18,511

Total liabilities and proprietary capital	$59,515	$60,882
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Three Months Ended December 31
 (in millions)

	2025	2024
Cash flows from operating activities
Net income	$266	$125
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	577	563
Amortization of nuclear fuel cost	90	75
Non-cash retirement benefit expense	31	36
Other regulatory amortization and deferrals	(59)	22
Changes in current assets and liabilities
Accounts receivable, net	211	116
Inventories and other current assets, net	(69)	(68)
Accounts payable and accrued liabilities	(424)	(234)
Accrued interest	(13)	12
Pension contributions	(75)	(75)
Settlements of asset retirement obligation	(84)	(73)
Other, net	(121)	(49)
Net cash provided by operating activities	330	450

Cash flows from investing activities
Construction expenditures	(1,144)	(1,209)
Nuclear fuel expenditures	(141)	(159)
Purchases of investments	(4)	(4)
Loans and other receivables
Repayments	1	1
Other, net	80	(7)
Net cash used in investing activities	(1,208)	(1,378)

Cash flows from financing activities
Long-term debt
Proceeds from variable interest entities	—	800
Redemptions and repurchases of power bonds	(1,350)	(1)
Redemptions of debt of variable interest entities	(5)	—
Short-term debt issuance (redemptions), net	1,171	189
Payments on leases and leasebacks	(13)	(12)
Financing costs, net	—	(12)
Other, net	—	(6)
Net cash provided by (used in) financing activities	(197)	958
Net change in cash, cash equivalents, and restricted cash	(1,075)	30
Cash, cash equivalents, and restricted cash at beginning of period	1,597	523
Cash, cash equivalents, and restricted cash at end of period	$522	$553
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended December 31, 2025 and 2024
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2024	$258	$16,437	$518	$(52)	$17,161
Net income (loss)	—	127	(2)	—	125
Total other comprehensive income	—	—	—	18	18
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at December 31, 2024	$258	$16,562	$516	$(34)	$17,302

Balance at September 30, 2025	$258	$17,797	$510	$(54)	$18,511
Net income (loss)	—	268	(2)	—	266
Total other comprehensive income	—	—	—	14	14
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at December 31, 2025	$258	$18,063	$508	$(40)	$18,789
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except where noted)

1.  Summary of Significant Accounting Policies

General

The Tennessee Valley Authority ("TVA") prepares its consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2025, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2025 (the "Annual Report"). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included on the consolidated interim financial statements.

Fiscal Year

TVA's fiscal year ends September 30.  Years (2026, 2025, etc.) refer to TVA's fiscal years unless they are preceded by "CY," in which case the references are to calendar years.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash (in millions)
	At December 31, 2025	At September 30, 2025
Cash and cash equivalents	$501	$1,576
Restricted cash and cash equivalents included in Other long-term assets	21	21
Total cash, cash equivalents, and restricted cash	$522	$1,597

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

To determine the allowance for trade receivables as part of estimating expected credit losses, TVA considers historical experience and other currently available information, including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements by the due date. TVA's corporate credit department also performs an assessment of the financial condition of customers and the credit quality of the receivables. In addition, TVA assumes that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the trade receivables.

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

The allowance for uncollectible accounts was $17 million and $14 million at December 31, 2025, and September 30, 2025, respectively, for trade accounts receivable. At December 31, 2025, the allowance for uncollectible accounts included $17 million related to one local power company customer ("LPC"). Additionally, loans receivable of $89 million and $86 million at December 31, 2025, and September 30, 2025, respectively, are included in Accounts receivable, net and Other long-term assets for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $2 million at both December 31, 2025, and September 30, 2025.

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenues earned during pre-commercial operations at the fair value of the energy delivered based on TVA's hourly incremental dispatch cost. Pre-commercial plant operations began on Johnsonville Aeroderivative Combustion Turbine ("CT") Facility during 2025. Estimated revenue of less than $1 million related to this project was capitalized to offset project costs for the three months ended December 31, 2024. TVA also capitalized related fuel costs for this project of less than $1 million for the three months ended December 31, 2024.

Property, Plant, and Equipment, and Depreciation

Depreciation. TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies that are updated approximately every five years, with the latest study implemented during the first quarter of 2022. Depreciation expense was $483 million and $471 million for the three months ended December 31, 2025 and 2024, respectively. See Note 7 — Plant Closures for a discussion of the impact of plant closures.

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. In December 2025, the Nuclear Regulatory Commission ("NRC") approved a subsequent license renewal ("SLR") application for the three units at Browns Ferry Nuclear Plant ("Browns Ferry"), which extended the useful life of the three units for an additional 20 years. The SLR is estimated to result in approximately a $45 million reduction in depreciation expense quarterly, which does not include any potential impact from additions or retirements to net completed plant. For the three months ended December 31, 2025, there was an estimated reduction in depreciation expense of $15 million due to the December 2025 Browns Ferry SLR.

Government Grants

TVA accounts for government grants based on what the credit is intended to reimburse. Government grants related to an asset are recognized as an adjustment to the cost basis in determining the carrying amount of the asset, and government grants related to income are recognized as a deduction from the related expense. TVA records the credit when (1) there is reasonable assurance that the credit will be received, and (2) TVA complies with all conditions attached to the eligibility of the credit.

2.  Impact of New Accounting Standards and Interpretations

The following accounting standards or rules have been issued but as of December 31, 2025, were not effective and have not been adopted by TVA:

Enhancement and Standardization of Climate-Related Disclosures for Investors
Description	In March 2024, the Securities and Exchange Commission ("SEC") adopted its climate-related final rule (SEC Release No. 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors). In April 2024, the SEC voluntarily stayed the new rule as a result of pending legal challenges; in March 2025, the SEC withdrew its legal defense of the rule; and in April 2025, the United States Court of Appeals for the Eighth Circuit suspended the litigation over the validity of the rule. The new rule, if implemented as adopted, will require registrants to provide certain climate-related information in their annual reports and registration statements and will also require the dollar impact of severe weather events and other natural conditions, as well as amounts related to carbon offsets and renewable energy credits or certificates, to be disclosed in the audited financial statements in certain circumstances. If the new rule is implemented as adopted, the disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2027, for non-accelerated filers.
Effective Date for TVA	Fiscal year beginning October 1, 2027.
Effect on the Financial Statements or Other Significant Matters	TVA is currently evaluating the impact of the rule on its disclosures.

Disaggregation of Income Statement Expenses
Description	This guidance improves the disclosures about a public entity's expenses in the notes to the financial statements and requires disclosure of specified information about certain costs and expenses. The amendments require a public entity to disclose, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Specified expenses, gains, or losses that are already disclosed under existing U.S. GAAP are required to be included in the disaggregated income statement expense line item disclosures, and any relevant remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The amendments are effective for public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Upon adoption, a public entity can apply the amendments prospectively or apply them retrospectively to all prior periods presented in the financial statements.
Effective Date for TVA	Fiscal year beginning October 1, 2027, and interim periods beginning October 1, 2028.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard will result in TVA including the additional required disclosures, and TVA does not expect an impact on its financial condition, results of operations, or cash flows.

Accounting and Disclosure of Costs Related to Internally Developed Software
Description	This guidance amends the accounting for and disclosure of costs related to internally developed software, eliminating project stages, clarifying significant development uncertainty by requiring costs to be recognized only when uncertainty is resolved, and aligning capitalization rules with those for externally sold software. Key changes include the elimination of distinct project stages for development, a redefined meaning of probable as likely, and requirements to assess significant development uncertainty for all software projects to determine when to capitalize costs. In addition, the guidance specifies that the property, plant, and equipment disclosure requirements shall be applied to all capitalized software costs. The amendments are effective for all public entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Upon adoption, a public entity may apply the guidance using a prospective, retrospective, or modified transition approach.
Effective Date for TVA	The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2028.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard is not expected to have a material impact on TVA’s financial condition, results of operations, cash flows, or disclosures.

Accounting for Government Grants
Description	This guidance establishes accounting recognition, measurement, and presentation of government grants received by business entities, including guidance for (1) a grant related to an asset and (2) a grant related to income. The amendments in this update require that a government grant received by a business entity not be recognized until it is probable that (a) a business entity will comply with the conditions attached to the grant and (b) the grant will be received. The amendments require that a grant related to an asset be recognized utilizing either a deferred income approach or an adjustment to the cost basis and that a grant related to income be either recognized as other income or deducted from the related expense. In addition, the amendments require, consistent with current disclosure requirements, that a business entity provide disclosures, including the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant. The amendments are effective for public entities for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years. Upon adoption, a public entity can apply the amendments under a modified prospective approach, a modified retrospective approach, or a full retrospective approach.
Effective Date for TVA	The new standard is effective for TVA’s interim and annual reporting periods beginning October 1, 2029.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard is not expected to have a material impact on TVA’s financial condition, results of operations, cash flows, or disclosures.

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

Severance Cost Liability Activity(1) (in millions)
Severance cost liability at September 30, 2025	$11
Liabilities incurred during the period	—
Actual costs paid during the period	(10)
Severance cost liability at December 31, 2025	$1
Note
(1) There was no severance cost liability activity for the three months ended December 31, 2024.

4.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net (in millions)
	At December 31, 2025	At September 30, 2025
Power receivables	$1,739	$1,908
Other receivables	205	225
Allowance for uncollectible accounts(1)	(17)	(14)
Accounts receivable, net	$1,927	$2,119
Note
(1) To determine the allowance for trade receivables, TVA considers historical experience and other currently available information, including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements by the due date, among other considerations. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts. At December 31, 2025, the allowance for uncollectible accounts included $17 million related to one LPC customer.

The Inflation Reduction Act of 2022 ("IRA") makes credits available to certain tax-exempt entities, including TVA, and, in 2025, TVA began applying for these credits. At December 31, 2025, and September 30, 2025, the carrying amount of the Accounts receivable, net, which is related to IRA tax credits and classified as Other receivables above, was $112 million and $72 million, respectively. TVA received $26 million during the three months ended December 31, 2025, related to these credits.

5.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net (in millions)
	At December 31, 2025	At September 30, 2025
Materials and supplies inventory	$995	$986
Fuel inventory	310	278
Renewable energy certificates/emissions allowance inventory, net	12	12
Allowance for inventory obsolescence	(87)	(83)
Inventories, net	$1,230	$1,193

6. Other Current Assets

Other current assets consisted of the following:

Other Current Assets (in millions)
	At December 31, 2025	At September 30, 2025
Inventory work-in-progress	$78	$69
Prepaid software maintenance	34	25
Current portion of prepaid long-term service agreements	25	16
Prepaid insurance	16	16
Commodity contract derivative assets	14	14
Prepaid fees and dues	5	7
Cloud assets	2	3
Other	10	12
Other current assets	$184	$162

Commodity Contract Derivative Assets. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Contract Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

7. Plant Closures

Background

TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. In January 2023, TVA issued its Record of Decision to retire two coal-fired units at Cumberland Fossil Plant ("Cumberland") by the end of CY 2026 and CY 2028. In April 2024, TVA issued its Record of Decision to retire the nine coal-fired units at Kingston Fossil Plant ("Kingston") by the end of CY 2027. TVA is evaluating the impact of retiring the balance of the coal-fired fleet by 2035, and that evaluation includes environmental reviews and TVA Board of Directors ("TVA Board") approval. TVA is also reviewing how recent executive orders, the evolving regulatory environment, and overall system performance are impacting the operation of its coal-fired fleet. An evaluation of the continued operation of coal-fired units is being conducted and will consider material condition, plant performance, system flexibility needs, environmental requirements, grid support, and other factors.

Financial Impact

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. TVA's decision to retire the two units at Cumberland is estimated to result in approximately $16 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. The cumulative impact approximates $192 million of additional depreciation since January 2023, related to this decision. In addition, TVA's decision to retire the nine units at Kingston is estimated to result in approximately $9 million of additional depreciation quarterly, which does not include any potential impact from additions or retirements to net completed plant. The cumulative impact approximates $63 million of additional depreciation since April 2024, related to this decision.

8.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At December 31, 2025	At September 30, 2025
Cloud assets	$132	$114
Loans and other long-term receivables, net	84	83
Prepaid capital assets	81	81
Prepaid long-term service agreements	72	89
EnergyRight® receivables, net	46	45
Commodity contract derivative assets	7	10
Other	86	84
Total other long-term assets	$508	$506

Cloud Assets. At December 31, 2025, and September 30, 2025, the carrying amount of the cloud assets reported in Other current assets was $2 million and $3 million, respectively. For the three months ended December 31, 2025 and 2024, TVA amortized $1 million and $5 million, respectively, as Operating and maintenance expense.

Loans and Other Long-Term Receivables. At December 31, 2025, and September 30, 2025, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $5 million and $3 million, respectively. Loans receivables are reported net of allowances for uncollectible accounts. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts.

The allowance components, which consist of a collective allowance and specific loans allowance, are based on the risk characteristics of TVA's loans. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans are evaluated on an individual basis.

Allowance Components (in millions)
	At December 31, 2025	At September 30, 2025
EnergyRight® loan reserve	$1	$1
Economic development loan specific loan reserve	1	1
Total allowance for loan losses	$2	$2

Prepaid Capital Assets. TVA makes prepayments to acquire capital assets. TVA classifies these prepayments as prepaid capital if the funds are refundable and/or TVA can receive a credit.

Prepaid Long-Term Service Agreements. At December 31, 2025, and September 30, 2025, prepayments of $25 million and $16 million, respectively, were recorded in Other current assets.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's LPCs offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both December 31, 2025, and September 30, 2025, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $12 million. See Note 11 — Other Long-Term Liabilities for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities (in millions)
	At December 31, 2025	At September 30, 2025
Current regulatory assets
Unrealized losses on commodity contract derivatives	$69	$59
Unrealized losses on interest rate derivatives	57	57
Fuel cost adjustment receivable	36	—
Other current regulatory assets	11	11
Total current regulatory assets	173	127

Non-current regulatory assets
Non-nuclear decommissioning costs	5,554	5,563
Retirement benefit plans deferred costs	1,519	1,531
Environmental compliance and remediation costs	334	308
Unrealized losses on interest rate derivatives	278	316
Nuclear decommissioning costs	116	149
Unrealized losses on commodity contract derivatives	14	12
Other non-current regulatory assets	170	168
Total non-current regulatory assets	7,985	8,047
Total regulatory assets	$8,158	$8,174

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$192	$203
Unrealized gains on commodity contract derivatives	18	14
Fuel cost adjustment payable	—	11
Total current regulatory liabilities	210	228

Non-current regulatory liabilities
Retirement benefit plans deferred credits	125	131
Unrealized gains on commodity contract derivatives	7	10
Total non-current regulatory liabilities	132	141
Total regulatory liabilities	$342	$369

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

Southaven VIE

In 2013, TVA entered into a $400 million lease financing arrangement with Southaven Combined Cycle Generation LLC ("SCCG") for the lease by TVA of the Southaven Combined Cycle Facility ("Southaven CCF"). SCCG is a special single-purpose limited liability company formed in June 2013 to finance the Southaven CCF through a $360 million secured notes issuance (the "SCCG notes") and the issuance of $40 million of membership interests subject to mandatory redemption. The membership interests were purchased by Southaven Holdco LLC ("SHLLC"). SHLLC is a special single-purpose entity, also formed in June 2013, established to acquire and hold the membership interests in SCCG. A non-controlling interest in SHLLC is held by a third- party through nominal membership interests, to which none of the income, expenses, and cash flows of SHLLC are allocated.

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, SCCG, JACTG, and JHLLC at December 31, 2025, and September 30, 2025, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At December 31, 2025	At September 30, 2025
Current liabilities
Accrued interest	$30	$29
Accounts payable and accrued liabilities	1	1
Current maturities of long-term debt of variable interest entities	49	49
Total current liabilities	80	79
Other liabilities
Other long-term liabilities	15	14
Long-term debt, net
Long-term debt of variable interest entities, net	1,627	1,632
Total liabilities	$1,722	$1,725

Interest expense of $21 million and $22 million for the three months ended December 31, 2025 and 2024, respectively, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

11.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to environmental compliance and remediation and long-term project cost accruals. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At December 31, 2025	At September 30, 2025
Interest rate swap liabilities	$570	$643
Environmental compliance and remediation costs	311	274
Long-term project cost accruals	166	204
Currency swap liabilities	95	108
Operating lease liabilities	58	63
Advances for construction	58	61
EnergyRight® financing obligation	53	53
Long-term deferred revenue	39	39
Long-term deferred compensation	38	54
Commodity contract derivative liabilities	14	12
Accrued long-term service agreements	12	25
Other	76	70
Total other long-term liabilities	$1,490	$1,606

Interest Rate Swap Liabilities. See Note 14 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment — Derivatives Not Receiving Hedge Accounting Treatment and — Interest Rate Derivatives for information regarding the interest rate swap liabilities.

Environmental Compliance and Remediation Costs. At December 31, 2025, and September 30, 2025, the current amount of the environmental compliance and remediation costs reported in Accounts payable and accrued liabilities was $44 million and $52 million, respectively.

Long-Term Project Cost Accruals. At December 31, 2025, and September 30, 2025, the current amount of the long-term project cost accruals reported in Accounts payable and accrued liabilities was $273 million and $256 million, respectively.

Currency Swap Liabilities. See Note 14 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment and — Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

Operating Lease Liabilities. At December 31, 2025, and September 30, 2025, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $44 million and $46 million, respectively.

Advances for Construction. At December 31, 2025, and September 30, 2025, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $153 million and $155 million, respectively.

EnergyRight® Financing Obligation. At both December 31, 2025, and September 30, 2025, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was $13 million. See Note 8 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Revenue. At December 31, 2025, and September 30, 2025, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $44 million and $25 million, respectively.

Long-Term Deferred Compensation. At December 31, 2025, and September 30, 2025, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $51 million and $70 million, respectively.

Commodity Contract Derivative Liabilities. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Contract Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

Accrued Long-Term Service Agreements. At December 31, 2025, and September 30, 2025, the current amount of accrued long-term service agreements recorded in Accounts payable and accrued liabilities was $28 million and $17 million, respectively.

12.  Asset Retirement Obligations

During the three months ended December 31, 2025, TVA's total asset retirement obligations ("ARO") liability decreased $689 million as a result of revisions in estimates to nuclear AROs and settlements related to retirement projects that were conducted during the period, partially offset by increases due to periodic accretion. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the three months ended December 31, 2025, $55 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 9 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 15 — Fair Value Measurements — Investment Funds and Note 21 — Contingencies and Legal Proceedings — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity (in millions)
	Nuclear	Non-nuclear	Total
Balance at September 30, 2025	$3,976	$6,438	$10,414	(1)
Settlements	(4)	(52)	(56)
Revisions in estimate (non-cash)	(740)	—	(740)
Accretion (recorded as regulatory asset)	45	62	107
Balance at December 31, 2025	$3,277	$6,448	$9,725	(1)
Note
(1) Includes $323 million and $313 million at December 31, 2025, and September 30, 2025, respectively, in Current liabilities.

Revisions in nuclear estimates decreased the liability balance by $740 million for the three months ended December 31, 2025. The decrease resulted from the approval of a SLR for Browns Ferry by the NRC in December 2025. The SLR authorizes each of Browns Ferry's three units to operate for an additional 20 years, resulting in a total operating life of 80 years.

13.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at December 31, 2025, and September 30, 2025, consisted of the following:

Debt Outstanding (in millions)
	At December 31, 2025	At September 30, 2025
Short-term debt
Short-term debt, net of discounts	$1,173	$—
Current maturities of power bonds issued at par	20	1,370
Current maturities of long-term debt of VIEs issued at par	49	49
Total current debt outstanding, net	1,242	1,419
Long-term debt
Long-term power bonds(1)	20,628	20,628
Long-term debt of VIEs, net	1,627	1,632
Unamortized discounts, premiums, issue costs, and other	(163)	(167)
Total long-term debt, net	22,092	22,093
Total debt outstanding	$23,334	$23,512
Note
(1) Includes total net exchange gain from currency transactions of $58 million and $59 million at December 31, 2025, and September 30, 2025, respectively.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2025, to December 31, 2025:

Debt Securities Activity
	Date	Amount (in millions)
Redemptions/Maturities(1) (2)
1995 E Global	November 2025	$1,350
Total redemptions/maturities of power bonds		1,350
Debt of variable interest entities		5
Total redemptions/maturities of debt		$1,355
Notes
(1) All redemptions were at 100 percent of par.
(2) 2009 Series B redemption amount was less than $1 million in December 2025.

Credit Facility Agreements

TVA has funding available under four revolving credit facilities totaling $2.7 billion. See the table below for additional information on the four revolving credit facilities. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.7 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At December 31, 2025, and September 30, 2025, there were $488 million and $498 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. TVA's letters of credit are primarily posted as collateral under TVA's interest rate swaps. See Note 14 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral. TVA may also post collateral for TVA's currency swaps, for commodity derivatives under the Financial Hedging Program ("FHP"), or for certain transactions with third parties that require TVA to post letters of credit.

The following table provides additional information regarding TVA's funding available under the four revolving credit facilities:

Summary of Credit Facilities At December 31, 2025 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
March 2026	$150	$—	$—	$150
March 2027	1,000	135	—	865
February 2028	500	214	—	286
September 2030	1,000	139	—	861
Total	$2,650	$488	$—	$2,162

TVA and the United States ("U.S.") Department of the Treasury ("U.S. Treasury"), pursuant to the Tennessee Valley Authority Act of 1933, as amended ("TVA Act"), have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2026 with a maturity date of September 30, 2026. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at December 31, 2025. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

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
			Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2025	2024
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in Accumulated other comprehensive income (loss) ("AOCI") and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$13	$(19)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	2025	2024
Currency swaps	$(1)	$(37)
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
			Three Months Ended December 31
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2025	2024
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(13)	$(10)

Commodity derivatives under the FHP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	(13)	(37)
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three months ended December 31, 2025 and for the three months ended December 31, 2024.
(2) Of the amount recognized for the three months ended December 31, 2025, $10 million and $3 million were reported in Fuel expense and Purchased power expense, respectively, and of the amount recognized for the three months ended December 31, 2024, $30 million and $7 million were reported in Fuel expense and Purchased power expense, respectively.

Fair Values of TVA Derivatives (in millions)
	At December 31, 2025		At September 30, 2025
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(43)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(39)	$(47)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(43)
£150 million Sterling	(59)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(56)	(68)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(65)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(476)	Accounts payable and accrued liabilities $(34); Accrued interest $(8); Other long-term liabilities $(434)	$(526)	Accounts payable and accrued liabilities $(13); Accrued interest $(28); Other long-term liabilities $(485)
$476 million notional	(151)	Accounts payable and accrued liabilities $(14); Accrued interest $(1); Other long-term liabilities $(136)	(172)	Accounts payable and accrued liabilities $(5); Accrued interest $(9); Other long-term liabilities $(158)
Commodity contract derivatives	13	Other current assets $14; Other long-term assets $5; Accounts payable and accrued liabilities $(2); Other long-term liabilities $(4)	10	Other current assets $14; Other long-term assets $2; Accounts payable and accrued liabilities $(2); Other long-term liabilities $(4)
Commodity derivatives under the FHP	(71)	Accounts receivable $4; Other long-term assets $2; Accounts payable and accrued liabilities $(67); Other long-term liabilities $(10)	(57)	Other long-term assets $8; Accounts payable and accrued liabilities $(57); Other long-term liabilities $(8)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had two currency swaps outstanding at December 31, 2025, with total currency exposure of £400 million and expiration dates in 2032 and 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended December 31, 2025 and 2024, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $42 million and $177 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Contract Derivatives. TVA enters into certain commodity contract derivatives for natural gas that require physical delivery of the contracted quantity. TVA may also enter into power purchase agreements ("PPAs") that provide an option to financially settle contracted power deliveries. This option creates an embedded derivative in the hosting PPA. TVA marks to market these contracts and defers the unrealized gains (losses) as regulatory liabilities (assets). At December 31, 2025, TVA's natural gas commodity contract derivatives had terms of up to 10 years.

Commodity Contract Derivatives
	At December 31, 2025			At September 30, 2025
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	38	531 million mmBtu	$13	53	562 million mmBtu	$10

Commodity Derivatives under the FHP. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's FHP policy prohibits trading financial instruments under the FHP for speculative purposes. At December 31, 2025, TVA's natural gas swap contracts under the FHP had remaining terms of up to four years.

Commodity Derivatives under Financial Hedging Program(1)
	At December 31, 2025				At September 30, 2025
	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount		Fair Value (MtM) (in millions)
Natural gas swap contracts	200	281	million mmBtu	$(71)	295	300	million mmBtu	$(57)
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
Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At December 31, 2025	At September 30, 2025
Assets
Commodity contract derivatives	$19	$16
Commodity derivatives under the FHP(2)	6	8
Total derivatives subject to master netting or similar arrangement	$25	$24

Liabilities
Currency swaps	$102	$115
Interest rate swaps(3)	627	698
Commodity contract derivatives	6	6
Commodity derivatives under the FHP(2)	77	65
Total derivatives subject to master netting or similar arrangement	$812	$884
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no other material offsetting amounts on TVA's Consolidated Balance Sheets at either December 31, 2025, or September 30, 2025.
(2) At December 31, 2025, the gross derivative asset and gross derivative liability were $24 million and $95 million, respectively, with offsetting amounts for each totaling $18 million. At September 30, 2025, the gross derivative asset and gross derivative liability were $28 million and $85 million, respectively, with offsetting amounts for each totaling $20 million.

(3) Letters of credit of $432 million and $442 million were posted as collateral at December 31, 2025, and September 30, 2025, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), the Deferred Compensation Plan ("DCP"), and the Restoration Plan ("RP"). See Note 15 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At December 31, 2025, and September 30, 2025, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $16 million at both December 31, 2025, and September 30, 2025.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At December 31, 2025, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $812 million.  TVA's collateral obligations at December 31, 2025, under these arrangements were $407 million, for which TVA had posted $432 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the interest rate swap contracts as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.7 billion and $1.9 billion of receivables from power sales outstanding at December 31, 2025, and September 30, 2025, respectively, nearly all of the counterparties were rated investment grade. The majority of the obligations of these customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 4 — Accounts Receivable, Net, and Note 8 — Other Long-Term Assets.

TVA had revenue from two LPCs that collectively accounted for 16 percent of total operating revenues for both the three months ended December 31, 2025 and the three months ended December 31, 2024.

Suppliers.  TVA assesses potential supplier performance risks, including procurement of fuel, purchased power, parts, and services. If suppliers are unable or unwilling to perform under TVA's existing contracts and TVA is unable to obtain similar services or supplies from other vendors in a timely manner, or if there are significant changes to tariffs impacting suppliers, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. If certain fuel or purchased power suppliers fail to perform under the terms of their contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract. In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power. TVA continues evaluating potential supplier performance risks and supplier impact but cannot determine or predict the duration of such risks/impacts or the extent to which such risks/impacts could affect TVA's business, operations, and financial results or cause potential business disruptions.

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

Coal. To help support a reliable coal supply, TVA maintained contracts with multiple suppliers as of December 31, 2025. These contracts source coal from several diverse geographic regions across the U.S., with deliveries made via both barge and rail. Coal suppliers have faced mounting financial pressures driven by emerging technologies, evolving regulatory frameworks, and shifting market dynamics. These challenges have strained the balance between coal demand and available supply. TVA is actively evaluating recent regulatory developments that may impact its coal procurement strategy and long-term generation planning.

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

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At December 31, 2025, all of TVA's commodity derivatives under the FHP, currency swaps, and interest rate swaps were with counterparties whose Moody's credit ratings were A2 or higher. TVA classifies forward natural gas contracts as derivatives. At December 31, 2025, the forward natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

At December 31, 2025, Investment funds were comprised of $5.7 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, DCP, and RP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $3.8 billion and $1.8 billion, respectively, at December 31, 2025.

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

Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $422 million, private real assets of $142 million, and private credit of $130 million at December 31, 2025. The ART had unfunded commitments related to limited partnerships in private equity of $173 million, private real assets of $91 million, and private credit of $65 million at December 31, 2025. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)(1) (in millions)
		Three Months Ended December 31
Fund	Financial Statement Presentation	2025	2024
NDT	Regulatory assets(2)	$54	$(75)
ART	Regulatory assets(3)	26	(20)
SERP	Other income (expense), net	(1)	(6)
DCP	Other income (expense), net	(1)	(1)
Notes
(1) The unrealized losses for the RP were less than $1 million for both the three months ended December 31, 2025 and the three months ended December 31, 2024, and therefore were not represented in the table above.
(2) Includes $5 million of unrealized gains and $43 million of unrealized losses related to NDT equity securities (excluding commingled funds) for the three months ended December 31, 2025 and December 31, 2024, respectively.
(3) Includes $2 million of unrealized gains and $11 million of unrealized losses related to ART equity securities (excluding commingled funds) for the three months ended December 31, 2025 and December 31, 2024, respectively.

Currency and Interest Rate Swap Derivatives

See Note 14 — Risk Management Activities and Derivative Transactions — Cash Flow Hedging Strategy for Currency Swaps and — Derivatives Not Receiving Hedge Accounting Treatment for a discussion of the nature, purpose, and contingent features of TVA's currency swaps and interest rate swaps. These swaps are classified as Level 2 valuations and are valued based on income approaches using observable market inputs for similar instruments.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2024) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $3 million decrease in the fair value of liabilities at December 31, 2025.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2025, and September 30, 2025. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At December 31, 2025 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$889	$—	$—	$889
Government debt securities(1)(2)	420	51	—	471
Corporate debt securities(3)	—	406	—	406
Mortgage and asset-backed securities	—	42	—	42
Institutional mutual funds	376	—	—	376
Forward debt securities contracts	—	16	—	16
Cash equivalents and other short-term investments(2)(4)	83	171	—	254
Private equity funds measured at net asset value(5)	—	—	—	892
Private real asset funds measured at net asset value(5)	—	—	—	467
Private credit funds measured at net asset value(5)	—	—	—	289
Commingled funds measured at net asset value(5)	—	—	—	1,585
Total investments	1,768	686	—	5,687
Commodity contract derivatives	—	19	—	19
Commodity derivatives under the FHP	—	6	—	6
Total	$1,768	$711	$—	$5,712

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(6)	$—	$102	$—	$102
Interest rate swaps	—	627	—	627
Commodity contract derivatives	—	6	—	6
Commodity derivatives under the FHP	—	77	—	77
Total	$—	$812	$—	$812
Notes
(1) Includes obligations of government-sponsored entities.
(2) There are $420 million of U.S. Treasury securities in Level 1 Government debt securities and $83 million of U.S. Treasury securities in Level 1 Cash equivalents and other short-term investments for a total of $503 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
(3) Includes both U.S. and foreign debt.
(4) Includes $5 million of net payables (interest receivable, dividends receivable, receivables for investments sold, and payables for investments purchased), and $77 million of repurchase agreements in Level 2 Cash equivalents and other short-term investments.
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
(4) Includes $60 million of net payables (interest receivable, dividends receivable, receivables for investments sold, and payables for investments purchased), and $124 million of repurchase agreements in Level 2 Cash equivalents and other short-term investments.
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

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at December 31, 2025, and September 30, 2025, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at December 31, 2025, and September 30, 2025, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At December 31, 2025		At September 30, 2025
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$58	$58	$57	$57

Loans and other long-term receivables, net (including current portion)	Level 2	89	84	86	80

EnergyRight® financing obligations (including current portion)	Level 2	66	74	66	74

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	16	18	16	18

Long-term outstanding power bonds, net (including current maturities)	Level 2	20,485	20,611	21,831	21,967

Long-term debt of VIEs, net (including current maturities)	Level 2	1,676	1,688	1,681	1,696

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

LPC sales
Approximately 91 percent of TVA's Revenue from sales of electricity for both the three months ended December 31, 2025, and the three months ended December 31, 2024, respectively, was from LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During the three months ended December 31, 2025 and 2024, revenues generated from TVA's electricity sales were $3.0 billion and $2.9 billion, respectively, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three months ended December 31, 2025 and 2024, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended December 31
	2025	2024
Alabama	$449	$431
Georgia	75	74
Kentucky	193	182
Mississippi	266	269
North Carolina	23	21
Tennessee	1,981	1,886
Virginia	12	12
Subtotal	2,999	2,875
Off-system sales	2	1
Revenue from sales of electricity	3,001	2,876
Other revenue	48	44
Total operating revenues	$3,049	$2,920

TVA's operating revenues by customer type for the three months ended December 31, 2025 and 2024, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended December 31
	2025	2024
Revenue from sales of electricity
Local power companies	$2,736	$2,616
Industries directly served	236	230
Federal agencies and other	29	30
Revenue from sales of electricity	3,001	2,876
Other revenue	48	44
Total operating revenues	$3,049	$2,920

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA’s failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $54 million and $50 million for the three months ended December 31, 2025 and 2024, respectively. In 2020, TVA provided participating LPCs a flexibility option, named Generation Flexibility, that allows them to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in August 2023 which permit projects to be located anywhere in TVA's service area, either connected to the LPC distribution system or TVA's transmission system, and make it easier for LPCs to partner in projects. As of December 31, 2025, 148 LPCs had signed the Partnership Agreement with TVA, and 109 LPCs had signed a Power Supply Flexibility Agreement.

The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three months ended December 31, 2025, and the percentage those revenues comprised of TVA's total operating revenues for the same period, are summarized in the table below:

TVA Local Power Company Contracts At or for the Three Months Ended December 31, 2025
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	148	$2,370	77.7%
5-year termination notice	5	366	12.0%
Total	153	$2,736	89.7%
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

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the three months ended December 31, 2025 and the three months ended December 31, 2024.

Contract Balances

Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at December 31, 2025.

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

Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $71 million and $85 million for the three months ended December 31, 2025 and 2024, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2025, and September 30, 2025, the outstanding unpaid incentives were $188 million and $193 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

17.  Other Income, Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income, Net (in millions)
	Three Months Ended December 31
	2025	2024
Interest income	$14	$10
External services	5	9
Gains (losses) on investments	3	(2)
Miscellaneous	22	—
Total other income, net	$44	$17

Other income, net increased $27 million as compared to the same period of the prior year, driven by a $25 million gain related to insurance proceeds received for the Sequoyah Nuclear Plant Unit 2 main generator failure, which was partially offset by other expenses.

18. Supplemental Cash Flow Information

Construction in progress and nuclear fuel expenditures included in Accounts payable and accrued liabilities at December 31, 2025 and 2024, were $997 million and $1.0 billion, respectively, and are excluded from the Consolidated Statements of Cash Flows for the three months ended December 31, 2025 and 2024, as non-cash investing activities. ARO project accruals included in Accounts payable and accrued liabilities at December 31, 2025 and 2024, were $30 million and $40 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the three months ended December 31, 2025 and 2024, as non-cash operating activities.

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

The components of net periodic benefit cost for the three months ended December 31, 2025 and 2024, were as follows:

Components of Net Periodic Benefit Cost(1) (in millions)
	For the Three Months Ended December 31
	Pension Benefits		Other Post-Retirement Benefits
	2025	2024	2025	2024
Service cost	$7	$8	$3	$3
Interest cost	135	131	4	4
Expected return on plan assets	(124)	(126)	—	—
Amortization of prior service credit	(22)	(22)	(4)	(4)
Recognized net actuarial loss (gain)	34	42	(2)	—
Total net periodic benefit cost	$30	$33	$1	$3
Note
(1) The components of Total net periodic benefit cost other than Service cost are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

TVA's minimum required pension plan contribution for 2026 is $300 million. TVA contributes $25 million per month to TVARS and as of December 31, 2025, had contributed $75 million. The remaining $225 million will be contributed by September 30, 2026. For the three months ended December 31, 2025, TVA also contributed $7 million (net of $2 million in rebates) to the other post-retirement plans. TVA expects to contribute $9 million to the SERP in 2026. In addition, TVA recognized 401(k) contribution costs of $35 million for the three months ended December 31, 2025.

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

Payments pursuant to the agreement are recorded as research and development expense, which is reflected as Operating and maintenance expense on TVA's Consolidated Statements of Operations in the period incurred. TVA recorded $1 million and $7 million of expenses related to this agreement for the three months ended December 31, 2025 and 2024, respectively. TVA also had a $6 million letter of credit posted under this arrangement at December 31, 2025.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options authorized by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At December 31, 2025, $3.3 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2022. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

TVA maintains an NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  See Note 15 — Fair Value Measurements — Investment Funds. TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments and additional contributions, if necessary, will be available to support decommissioning.  TVA's operating nuclear power units are licensed through various dates between 2035 - 2056, depending on the unit.  In December 2025, TVA extended the operating life of three units at the Browns Ferry. It may also be possible to extend the operating life of other nuclear units with approval from the NRC. See Note 9 — Regulatory Assets and Liabilities and Note 12 — Asset Retirement Obligations.

Non-nuclear Decommissioning.  At December 31, 2025, $6.4 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

Compliance with the Environmental Protection Agency's ("EPA") 2015 CCR Rule, as revised ("2015 CCR Rule") required implementation of a groundwater monitoring program, additional engineering, evaluation of authorized closure methods, coordination with certain state authorities, and ongoing analysis at each TVA CCR unit. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation and/or remediation. In addition, on May 8, 2024, EPA published its Legacy Coal Combustion Residuals Rule ("Legacy CCR Rule"), which expands the scope of the existing regulatory requirements of the 2015 CCR Rule to include two additional classes of CCR units: Legacy Surface Impoundments and Coal Combustion Residuals Management Units. As a result of the enactment of the final rule, during 2024, TVA recorded additional estimated AROs and recorded a corresponding regulatory asset due to AROs being associated with closed sites and asset retirement costs having been fully depreciated. However, the amounts recorded are subject to various uncertainties, and actual amounts may differ materially based upon a number of factors, including, but not limited to, the outcome of legal challenges to the Legacy CCR Rule, ongoing evaluations of the number and scope of newly regulated units, determinations on final closure requirements and performance standards, and possible changes to the Legacy CCR Rule by EPA. See Note 12 — Asset Retirement Obligations.

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

On March 12, 2025, the EPA Administrator announced that EPA will reconsider 31 rules, including (1) regulations on power plants, (2) Mercury and Air Toxics Standards, (3) steam electric effluent limitation guidelines (“ELG”), (4) National Ambient Air Quality Standards for particulate matter, (5) regulations regarding regional haze, (6) the Good Neighbor Plan, and (7) CCR regulations. TVA cannot predict the outcome of proposed reevaluations or their impact on TVA's financial results or operations.

On December 31, 2025, EPA published a final ELG rule that extends certain compliance deadlines in the 2024 ELG rule and provides authority to state permitting authorities to extend other compliance deadlines in the 2020 and 2024 ELG rules. This rule provides TVA with greater flexibility with its coal-fired plants to meet future generation and reliability requirements.

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At both December 31, 2025, and September 30, 2025, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was $8 million on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

In August 2015, the Tennessee Department of Environment and Conservation ("TDEC") issued an order that includes an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. TVA is also following a similar process pursuant to a consent order. At December 31, 2025, and September 30, 2025, TVA's estimated liability for costs associated with environmental remediation activities for the sites covered by these orders for which sufficient information is available to develop a cost estimate was approximately $348 million and $319 million, respectively, on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-

term liabilities on the Consolidated Balance Sheets. The current estimated time frame for work related to these remediation activities for which TVA has a cost estimate is through 2046.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities. There have been no material changes to the Legal Proceedings described in Note 23 — Commitments and Contingencies — Legal Proceedings of the Annual Report, except as described below.

Case Involving Kingston Gas-Fired Plant. On October 10, 2024, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club filed a lawsuit in the United States District Court for the Eastern District of Tennessee alleging that TVA violated the National Environmental Policy Act and TVA’s least-cost planning obligations in deciding to build a gas plant at its Kingston site. On November 13, 2025, the court ordered TVA to supplement the administrative record, and TVA has provided the supplemental information to the plaintiffs in accordance with the court's order. On January 23, 2026, the plaintiffs filed a motion for summary judgment. TVA cannot predict the outcome of this litigation.

Challenge to Kingston Construction Permit. On December 16, 2024, the Southern Environmental Law Center filed an appeal on behalf of Appalachian Voices challenging the construction permit that the Technical Secretary acting on behalf of the Tennessee Air Pollution Control Board issued to TVA on November 15, 2024, for the construction of natural gas generation at Kingston. On August 20, 2025, the administrative law judge issued an order upholding the construction permit and denying Appalachian Voices' petition challenging the permit. Appalachian Voices did not appeal the initial order to the Tennessee Air Pollution Control Board by the deadline of September 19, 2025, so the order became final. On November 18, 2025, Appalachian Voices filed a petition for judicial review of the final order in the Chancery Court of Davidson County, Tennessee, naming the Tennessee Air Pollution Control Board, TDEC, and TVA as the respondents. TVA removed the matter to the U.S. District Court for the Middle District of Tennessee on December 18, 2025. The plaintiffs subsequently filed a motion asking the district court to remand the case to state court. TVA plans to file a response in opposition on or before February 3, 2026. TVA cannot predict the outcome of this litigation.

22. Segment Reporting

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

1	Three Months Ended December 31
	2025	2024(2)
Base revenue	$2,197	$2,045
Fuel revenue	802	830
Other revenue	48	44
Off-system sales	2	1
Total operating revenue	3,049	2,920

Fuel	514	505
Purchased power	410	394
Operating and maintenance	849	905
Depreciation and amortization	571	557
Interest expense	309	280
Tax equivalents	153	146
Other segment items(1)	(23)	8
Total expenses, net	2,783	2,795
Net income	$266	$125
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

Capital expenditures were $1.1 billion and $1.5 billion for the three months ended December 31, 2025 and 2024, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") explains the results of operations and general financial condition of the Tennessee Valley Authority ("TVA"). The MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements and TVA's Annual Report on Form 10-K for the year ended September 30, 2025 (the "Annual Report").

Executive Overview

TVA's operating revenues were $3.0 billion and $2.9 billion for the three months ended December 31, 2025 and 2024, respectively. Operating revenues increased for the three months ended December 31, 2025, as compared to the same period of the prior year, primarily as a result of higher sales volume, partially offset by lower fuel cost recovery rates. The increased sales volume was primarily driven by closer to normal weather impacts as compared to the same period of the prior year and higher sales within the data processing, hosting, and related services sector. Lower fuel cost recovery rates were due primarily to more availability of nuclear generation as compared to the same period of the prior year.

Total operating expenses decreased $10 million for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024. Operating and maintenance expense decreased $56 million for the three months ended December 31, 2025, as compared to the same period of the prior year primarily due to IRA tax credits recorded in the three months ended December 31, 2025. Partially offsetting this decrease was a $25 million increase in fuel and purchased power expense. This increase was primarily due to higher purchased power market prices and higher demand for energy as compared to the same period of the prior year, partially offset by decreases related to the deferral of unplanned energy demand and purchased power expenses as well as higher availability of nuclear generation. In addition, Depreciation and amortization expense increased by $14 million primarily due to increases in depreciation expense as a result of additions to net completed plant, partially offset by a decrease in depreciation expense due to the Browns Ferry Nuclear Plant ("Browns Ferry") subsequent license renewal ("SLR"). In December 2025, the Nuclear Regulatory Commission ("NRC") approved a SLR application for the three units at Browns Ferry which extended the useful life of the three nuclear units for an additional 20 years.

Results of Operations

Sales of Electricity

Sales of electricity were 39,577 million and 38,031 million kilowatt hours ("kWh") for the three months ended December 31, 2025 and 2024, respectively. The total sales of electricity during the three months ended December 31, 2024 included 8 thousand kWh of pre-commercial generation at Johnsonville Aeroderivative Combustion Turbine ("CT") Facility. TVA sells power at wholesale rates to local power company customers ("LPCs") that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

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

	Degree Days
	Variation from Normal						Change from Prior Period
	2025	Normal	Percent Variation	2024	Normal	Percent Variation	Change	Percent Change
Heating Degree Days
Three Months Ended December 31	1,150	1,243	(7.5)%	983	1,243	(20.9)%	167	17.0%

Cooling Degree Days
Three Months Ended December 31	70	61	14.8%	89	61	45.9%	(19)	(21.3)%
Sales of electricity increased four percent for the three months ended December 31, 2025, as compared to the same period of the prior year. For the three months ended December 31, 2025, weather impacts were closer to normal as compared to the same period of the prior year, which resulted in a 17 percent increase in heating degree days. In addition, sales volume increased due to higher sales within the data processing, hosting, and related services sector.

Financial Results

The following table compares operating results for the three months ended December 31, 2025 and 2024:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended December 31
	2025	2024	Change	Percent Change
Operating revenues	$3,049	$2,920	$129	4.4%
Operating expenses	2,497	2,507	(10)	(0.4)%
Operating income	552	413	139	33.7%
Other income, net	44	17	27	158.8%
Other net periodic benefit cost	21	25	(4)	(16.0)%
Interest expense	309	280	29	10.4%
Net income	$266	$125	$141	112.8%

Operating Revenues.  Operating revenues for the three months ended December 31, 2025 and 2024, were $3.0 billion and $2.9 billion, respectively. The following table compares TVA's operating revenues for the periods indicated:

Operating Revenues by Customer Type (in millions)
	Three Months Ended December 31
	2025	2024	Change	Percent Change
Operating revenues
Local power company customers	$2,736	$2,616	$120	4.6%
Industries directly served	236	230	6	2.6%
Federal agencies and other	29	30	(1)	(3.3)%
Other revenue	48	44	4	9.1%
Total operating revenues	$3,049	$2,920	$129	4.4%

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to both MLGW and NES accounted for eight percent of TVA's total operating revenues for both the three months ended December 31, 2025 and the three months ended December 31, 2024.

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

TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of December 31, 2025, 148 LPCs had signed the 20-year Partnership Agreement with TVA.

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

The changes in revenue components are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended December 31
	2025	2024	Change
Base revenue
Energy revenue	$1,237	$1,188	$49
Demand revenue	1,011	905	106
Grid access charge	162	162	—
Long-term partnership credits for LPCs	(54)	(50)	(4)
Other charges and credits(1)	(159)	(160)	1
Total base revenue	2,197	2,045	152
Fuel cost recovery	802	830	(28)
Off-system sales	2	1	1
Revenue from sales of electricity	3,001	2,876	125
Other revenue	48	44	4
Total operating revenues	$3,049	$2,920	$129
Notes
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 16 — Revenue.

Operating revenues increased $129 million for the three months ended December 31, 2025, as compared to the same period of the prior year, primarily due to a $152 million increase in base revenue driven by a $124 million increase attributable to higher sales volume and a $28 million increase attributable to higher effective base rates. Higher sales volume was driven by closer to normal weather impacts as compared to the same period of the prior year, which resulted in a 17 percent increase in heating degree days, and higher sales within the data processing, hosting, and related services sector. In addition, there was a $28 million decrease in fuel cost recovery revenue. The $28 million decrease in fuel cost recovery revenue was driven by a $61 million decrease attributable to lower fuel cost recovery rates, partially offset by a $33 million increase attributable to higher sales volume. The lower fuel cost recovery rates were due primarily to more availability of nuclear generation as compared to the same period of the prior year.

See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three months ended December 31, 2025 and 2024, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended December 31
	2025	2024	Change	Percent Change
Operating expenses
Fuel	$514	$505	$9	1.8%
Purchased power	410	394	16	4.1%
Operating and maintenance	849	905	(56)	(6.2)%
Depreciation and amortization	571	557	14	2.5%
Tax equivalents	153	146	7	4.8%
Total operating expenses	$2,497	$2,507	$(10)	(0.4)%
Fuel expense increased $9 million for the three months ended December 31, 2025, as compared to the same period of the prior year. This increase was primarily due to an increase of $30 million in fuel expense due to higher demand for energy. Additionally, there was an increase of $18 million due to higher effective fuel rates primarily as a result of higher natural gas prices. Partially offsetting these increases was a decrease of $39 million related to the deferral of unplanned energy demand.

Purchased power expense increased $16 million for the three months ended December 31, 2025, as compared to the same period of the prior year. This increase was primarily due to higher purchased power market prices compared to the same period of the prior year resulting in an increase of $74 million. Partially offsetting this increase was a decrease of $34 million related to the deferral of unplanned purchased power expenses. Additionally, there was a decrease of $24 million related to higher availability of TVA nuclear generation assets.

Operating and maintenance expense decreased $56 million for the three months ended December 31, 2025, as compared to the same period of the prior year. This decrease was primarily due to IRA tax credits recorded in the three months ended December 31, 2025, which contributed $62 million to the overall decrease. These credits were recognized as a reduction in Operating and maintenance expense based on what the credits were intended to reimburse. See Note 1 — Summary of Significant Accounting Policies — Government Grants.

Depreciation and amortization expense increased $14 million for the three months ended December 31, 2025, as compared to the same period of the prior year.  This increase was primarily driven by an increase in depreciation expense due to additions of net completed plant. Partially offsetting this increase was a $15 million decrease in depreciation expense due to the December 2025 Browns Ferry SLR, which extended the useful life of the three nuclear units for an additional 20 years.

Tax equivalents expense increased $7 million for the three months ended December 31, 2025, as compared to the same period of the prior year. This change is primarily driven by an increase in TVA's revenue from sales of electricity in 2025, which is used as the basis for calculating tax equivalent expense.

Generating Sources. The following tables show TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated.

Total Power Supply by Generating Source For the three months ended December 31 (millions of kWh)
	2025		2024
Nuclear	16,648	41%	13,990	36%
Natural gas and/or oil-fired(1)	8,720	22%	8,862	23%
Coal-fired	5,440	14%	5,336	14%
Hydroelectric	2,661	7%	3,359	8%
Total TVA-operated generation facilities(2)(3)	33,469	84%	31,547	81%
Purchased power (natural gas and/or oil-fired)(4)	3,153	8%	4,041	11%
Purchased power (other renewables)(5)	753	2%	581	1%
Purchased power (coal-fired)	1,399	3%	934	2%
Purchased power (wind)(6)	907	2%	1,024	3%
Purchased power (hydroelectric)	573	1%	657	2%
Total purchased power(3)	6,785	16%	7,237	19%
Total power supply	40,254	100%	38,784	100%
Notes
(1) The generation for the three months ended December 31, 2024 included 8 thousand kWh of pre-commercial generation at Johnsonville Aeroderivative CT.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the three months ended December 31, 2025, and the three months ended December 31, 2024. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(4) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,020 million kWh and 1,238 million kWh for the three months ended December 31, 2025, and 2024, respectively.
(5) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, biomass, and renewable cogeneration. TVA acquires Renewable Energy Certificates ("RECs") in connection with certain purchased power transactions and sells some of these RECs to customers.
(6) At December 31, 2024, 1,024 megawatts ("MWs") previously classified as Purchased power (other renewables) has been reclassified to Purchased power (wind) to conform to current year presentation.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. In 2026, TVA expects to invest $133 million on its energy efficiency programs and anticipates approximately 400 gigawatt hours of net incremental energy efficiency savings. During the three months ended December 31, 2025, TVA invested $27 million on energy efficiency programs.

Interest Expense.  Interest expense and interest rates for the three months ended December 31, 2025, and the three months ended December 31, 2024, were as follows:

Interest Expense and Rates (in millions)
	Three Months Ended December 31
	2025	2024	Percent Change
Interest expense(1)	$309	$280	10.4%

Average blended debt balance(2)	$23,406	$21,509	8.8%

Average blended interest rate(3)	5.09%	4.99%	2.0%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIEs"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIEs, and discount notes.

Total interest expense increased $29 million for the three months ended December 31, 2025, as compared to the same period of the prior year. This increase was primarily driven by a $33 million increase from higher average balances and rates on long-term debt. This increase was partially offset by a $3 million decrease in interest on short-term debt primarily due to lower average balances and rates as well as a $1 million decrease from lower other interest expense.

Liquidity and Capital Resources

Sources of Liquidity

TVA depends on various sources of liquidity to meet cash needs and contingencies. TVA's primary sources of liquidity are cash from operations and proceeds from the issuance of short-term debt in the form of discount notes, along with periodic issuances of long-term debt. TVA's balance of short-term debt typically changes frequently as TVA issues discount notes to meet short-term cash needs and pay scheduled maturities of discount notes and long-term debt. TVA’s next significant power bond maturity is $1.0 billion in February 2027. The periodic amounts of short-term debt issued are determined by near-term expectations for cash receipts, cash expenditures, and funding needs, while seeking to maintain a target range of cash and cash equivalents on hand. TVA may hold higher cash balances from time to time in response to potential market volatility or other business conditions. In addition, cash balances may include collateral received from counterparties.

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's other sources of potential liquidity include four revolving credit facilities totaling $2.7 billion, a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), and proceeds from other financings. See Note 13 — Debt and Other Obligations — Credit Facility Agreements. The TVA Board of Directors ("TVA Board") authorized TVA to issue power bonds and enter into other financing arrangements in an aggregate amount not to exceed $3.0 billion during 2026. Other financing arrangements may include, but are not limited to, lease financings, transactions supported by certain PPAs, energy prepayments from customers, and other similar agreements. TVA may also engage from time to time in other alternative forms of financing such as sales of receivables or loans.

The Tennessee Valley Authority Act of 1933, as amended ("TVA Act"), authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at December 31, 2025, were $21.9 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds could provide supplementary funding if needed. Currently, TVA expects to utilize a combination of Bonds, other financings, or potentially additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments. TVA may also receive funding by filing for credits available under the Inflation Reduction Act of 2022 ("IRA"), by applying for grants or other funding available under the Bipartisan Infrastructure Law ("BIL"), from other federal funding opportunities, or from other third-party financing arrangements. See Lease Financings below, Key Initiatives and Challenges — Funding Opportunities, Note 10 — Variable Interest Entities, and Note 13 — Debt and Other Obligations for additional information.

TVA may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for securities, in open market purchases, in privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, TVA's liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At December 31, 2025, the average maturity of long-term power bonds was 14.47 years, and the weighted average interest rate was 4.74 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and tax equivalents, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at December 31, 2025. See Lease Financings below, Note 10 — Variable Interest Entities, and Note 13 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowings (in millions)
	At December 31, 2025	Three Months Ended December 31, 2025	At December 31, 2024	Three Months Ended December 31, 2024
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$1,175	$558	$1,359	$683
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,175	N/A	$1,359
Weighted Average Interest Rate
Discount notes	3.63%	3.94%	4.33%	4.68%

TVA's rated senior unsecured Bonds are currently rated Aa1, AA+, and AA+ by Moody's Investors Service, Inc. ("Moody's"), Fitch Ratings, Inc. ("Fitch"), and S&P Global Ratings ("S&P"), respectively. TVA's short-term discount notes are not rated. TVA and the owners of TVA securities could be impacted by any downgrades of TVA's credit ratings. TVA Bonds are not obligations of the U.S.; however, because TVA is a wholly-owned corporate agency and instrumentality of the U.S. government, TVA's ratings may be impacted if the sovereign credit ratings of the U.S. are downgraded. See Part I, Item 1A, Risk Factors — Financial, Economic, and Market Risks — TVA, together with owners of TVA securities, may be impacted by downgrades of TVA's credit ratings in the Annual Report.
Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 10 — Variable Interest Entities.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $522 million and $553 million at December 31, 2025 and 2024, respectively. A summary of cash flow components for the three months ended December 31, 2025 and 2024, follows:

    Cash provided by (used in):

Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

Net cash flows provided by operating activities decreased $120 million for the three months ended December 31, 2025, as compared to the same period of the prior year. The decrease was primarily due to the timing of vendor payments and higher fuel and purchased power payments as compared to the same period of the prior year. This decrease was partially offset by an increase in revenue collection driven by higher sales volume.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities decreased $170 million for the three months ended December 31, 2025, as compared to the same period of the prior year. The decrease was driven by less spend related to capacity expansion projects, primarily related to the Cumberland natural gas project nearing completion and higher spend on the Kingston natural gas project in the prior year. In addition, during the three months ended December 31, 2025, TVA received cash related to insurance proceeds for property recovery and IRA tax credits related to capital assets.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

Net cash provided by financing activities decreased $1.2 billion for the three months ended December 31, 2025, as compared to the same period of the prior year. The decrease is primarily due to the timing of debt maturities related to power bond redemptions, combined with lower proceeds from debt of variable interest entities, along with the use of cash on hand to pay bond maturities. TVA anticipates a need to increase debt in the coming years as it continues to invest in power system assets, which may result in positive net cash flows provided by financing activities in future periods.

    Contractual Obligations
TVA has certain obligations and commitments to make future payments under contracts. TVA's contractual obligations are discussed in the Annual Report in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 9 — Leases, Note 12 — Variable Interest Entities, Note 15 — Debt and Other Obligations, Note 21 — Benefit Plans, and Note 23 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements in the Annual Report.

In December 2025, TVA signed an agreement for a battery energy storage system which is expected to commence by June 2029. The term of the agreement is 20 years and capacity payments over the term of the agreement are expected to total over $500 million. This agreement includes a lease component.

Key Initiatives and Challenges

There have been no material changes to the key initiatives and challenges described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges of the Annual Report, except as described below.

Capacity

Natural Gas Fired Units. TVA is constructing a 200 MW aeroderivative CT project at TVA's Allen site. An approved construction air permit was received in December 2025. As of December 31, 2025, TVA had spent $240 million on the project at Allen and could spend up to an additional $123 million.

TVA is constructing a 350 MW project at TVA's Lagoon Creek site for four additional CTs. TVA completed an EIS for 16 units at the site prior to construction of the currently operational 12 units, and in December 2025, TVA deemed that the existing EIS fulfilled National Environmental Policy Act ("NEPA") requirements for the additional CTs. As of December 31, 2025, TVA had spent $2 million on the project at Lagoon Creek and could spend up to an additional $668 million.

As of September 30, 2025, TVA had 10 idled units at Johnsonville Combustion Turbine Facility (Units 1-10). In the first quarter of 2026, TVA made the decision to continue operating these units, with a total summer net capability of 500 MWs. The continued operation of these units is subject to real-time bulk electrical system operating constraints including transmission line loading limitations, fuel availability such as coal and gas, seasonal river reservoir levels, fuel blend, severe weather events, environmental and/or other regulatory constraints, transmission system outages, generator outages, or generator derates.

Nuclear. Amid growth in energy-intensive sectors, including artificial intelligence and data centers, TVA is exploring a diverse range of nuclear technologies to help shape the most effective, scalable, and secure solutions for the region's growing economy.

Nuclear Fleet License Extensions. Subject to the completion of all appropriate environmental reviews, TVA is seeking to renew all nuclear generation units' licenses for an additional 20 years. A license renewal application was submitted to the NRC in January 2024 for the three units at Browns Ferry, and the renewal was approved by the NRC in December 2025.

Hydroelectric Pumped-Storage. New hydroelectric pumped-storage is one of several technologies that TVA is exploring to help meet peak demands and allow more baseload generation while ensuring the reliability and resiliency of the grid. In 2023, TVA announced sites for a potential future pumped-storage facility. In May 2025, a draft Environmental Impact Statement ("EIS") was made available for public comment and the final EIS was published in November 2025.

Battery Energy Storage. In December 2025, TVA signed an agreement for a battery energy storage system which is expected to commence by June 2029. Capacity payments are expected to total over $500 million.

Funding Opportunities

TVA continues to evaluate and pursue funding opportunities under the IRA and the BIL to help offset the cost of qualifying projects. The IRA makes certain tax-exempt entities, including TVA, eligible for a direct-pay option for certain tax credits for zero-emission energy projects or generation. As of December 31, 2025, TVA had recorded $112 million in Accounts receivable, net related to these tax credits. In addition, TVA received $26 million during the three months ended December 31, 2025, related to these credits.

In January 2025, TVA and a consortium of co-applicants ("consortium") applied for a U.S. DOE grant to support the potential future deployment of a small modular reactor ("SMR") at TVA’s Clinch River site. In December 2025, TVA and the consortium were selected by the DOE to enter negotiations for an approximate $400 million grant to accelerate the deployment of SMRs. The upcoming phase will focus on fund allocation in addition to establishing terms and conditions.

Corporate Governance

Board. In January 2026, Jeff Hagood, Arthur Graham, Mitch Graves, and Randall Jones took their oath of office and began their service as members of the TVA Board. With these new Board members, the TVA Board now has a quorum.

Environmental Matters

There have been no material changes to the environmental matters described in Part I, Item 1, Business — Environmental Matters of the Annual Report, except as described below.

Water Quality Control Developments

Steam-Electric Effluent Guidelines. On December 31, 2025, EPA published a final effluent limitation guidelines (“ELG”) rule that extends certain compliance deadlines in the 2024 ELG rule and provides authority to state permitting authorities to extend other compliance deadlines in the 2020 and 2024 ELG rules. TVA plans to request modifications to the National Pollutant Discharge Elimination System permits for applicable facilities to incorporate the requirements of the rule. This rule provides TVA with greater flexibility with its coal-fired plants to meet future generation and reliability requirements. See Part I, Item 1, Business – Environmental Matters – Water Quality Control Developments – Steam-Electric Effluent Guidelines in the Annual Report.

Cleanup of Solid and Hazardous Wastes

Coal Combustion Residuals. In August 2015, TDEC issued an order that includes an iterative process through which TVA and TDEC will investigate, assess, and remediate any unacceptable risks resulting from Coal Combustion Residuals ("CCR") management and disposal at TVA's current and former coal-fired generating units in the State of Tennessee. As part of this process, TVA submitted environmental assessment reports (“EARs”) to TDEC, and after the EARs were approved, TVA submitted Corrective Action/Risk Assessment (“CARA”) Plans that identified the unacceptable risks and all associated TVA actions to remediate those risks. TDEC will review the CARA Plans and provide comments, and TVA will make revisions to address TDEC's comments until TDEC approves a final CARA Plan for each site. The public also will have an opportunity to review and comment on each CARA Plan prior to TDEC's approval of the final plan. On November 14, 2025, TDEC approved the final CARA Plan for Allen Fossil Plant.

NEPA Procedures

On January 21, 2026, TVA published revised NEPA procedures in response to recent amendments to NEPA, the Council on Environmental Quality’s rescission of its NEPA implementing regulations, the Supreme Court’s recent decision in Seven County Infrastructure Coalition v. Eagle County, Colorado, and Executive Order 14154, Unleashing American Energy. The revised NEPA procedures will streamline TVA’s environmental review of its proposed actions.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities. As of December 31, 2025, TVA had accrued $9 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to TVA’s management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the President and CEO, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

A loss of a quorum of the TVA Board of Directors could limit TVA's ability to adapt to changing business conditions.

Under the TVA Act, a quorum of the TVA Board is five members. In January 2026, the TVA Board regained a quorum, and it currently has seven members. Becoming a member of the TVA Board requires confirmation by the U.S. Senate following appointment by the President, and this process may be lengthy. In addition, the President may remove TVA Board members, and TVA Board members may resign or otherwise leave office before a successor is commissioned. Without a quorum, the TVA Board may not have authority to direct TVA into new areas of activity, to embark on new programs, or to change TVA's existing direction. As such, the loss of a quorum for an extended period of time may have a negative impact on TVA's ability to change the rates TVA charges for power, change long-term objectives, plans, and policies, and respond to significant changes in technology, the regulatory environment, or the industry overall and, in turn, negatively affect TVA's cash flows, results of operations, financial condition, and reputation.

ITEM 5.  OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended December 31, 2025, no director or officer of TVA notified TVA of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 000-52313)

3.2
Bylaws of the Tennessee Valley Authority Approved by the TVA Board on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014 (Incorporated by reference to Exhibit 3.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.1
Amended and Restated Supplemental Executive Retirement Plan Approved on October 1, 2025 (Incorporated by reference to Exhibit 10.29 to TVA's Annual Report on Form 10-K for the year ended September 30, 2025, File No. 000-52313)

10.2
Amended and Restated Restoration Plan Approved on October 1, 2025 (Incorporated by reference to Exhibit 10.34 to TVA's Annual Report on Form 10-K for the year ended September 30, 2025, File No. 000-52313)

10.3
Amended and Restated Restoration Plan Approved on November 6, 2025 (Incorporated by reference to Exhibit 10.35 to TVA's Annual Report on Form 10-K for the year ended September 30, 2025, File No. 000-52313)

10.4
Amended and Restated Long-Term Incentive Plan Approved on November 6, 2025 (Incorporated by reference to Exhibit 10.32 to TVA's Annual Report on Form 10-K for the year ended September 30, 2025, File No. 000-52313)

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

Date:	February 2, 2026		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Donald A. Moul
Donald A. Moul
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ Thomas C. Rice
Thomas C. Rice
Executive Vice President and Chief Financial Officer (Principal Financial Officer)