Form 10-Q
period 2026-03-31
Tennessee Valley Authority
filed 2026-05-05
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Yes ☐   No ☒

Number of shares of common stock outstanding at May 4, 2026: N/A

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	4
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	7
Consolidated Statements of Operations (Unaudited)............................................................................................................	9
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	9
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	11
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	45
Executive Overview...............................................................................................................................................................	45
Results of Operations............................................................................................................................................................	46
Liquidity and Capital Resources............................................................................................................................................	53
Key Initiatives and Challenges..............................................................................................................................................	56
Environmental Matters..........................................................................................................................................................	58
Legal Proceedings................................................................................................................................................................	58
Critical Accounting Estimates................................................................................................................................................	59
New Accounting Standards and Interpretations....................................................................................................................	59
Legislative and Regulatory Matters.......................................................................................................................................	59

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	59

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	59
Disclosure Controls and Procedures.....................................................................................................................................	59
Changes in Internal Control over Financial Reporting..........................................................................................................	60

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	60

ITEM 1A. RISK FACTORS............................................................................................................................................................	60

ITEM 5. OTHER INFORMATION..................................................................................................................................................	60

ITEM 6. EXHIBITS........................................................................................................................................................................	61

SIGNATURES...............................................................................................................................................................................	62

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the "Quarterly Report"):

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

Although the Tennessee Valley Authority ("TVA") believes that the assumptions underlying any forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in any forward-looking statements.  These factors include, among other things:

•Significant additional costs, regulatory uncertainty, and operational risks associated with TVA's management of coal combustion residuals ("CCR") and compliance with evolving and unpredictable environmental and energy regulations, which could require closure or remediation of facilities; new or changed requirements related to air, water, or transmission; substantive and procedural costs associated with TVA's governmental status; and changes in the retirement dates of assets;
•The impact of existing, anticipated, or new federal or state legislation, regulatory actions, executive orders, or litigation, including legislative actions targeting TVA's business model, potential limits or reductions to TVA's statutory authorities such as exclusive rate-setting, disbursement authority, authority to establish compensation, or control over assets, changes to TVA's debt ceiling, or federal action or inaction in areas such as the national debt ceiling or federal funding;
•Risks from failure to attract or retain key personnel, changes in TVA's compensation policies or practices that may result from, among other things, presidential memoranda regarding compensation practices at TVA, changes in senior management or TVA Board of Directors ("TVA Board") membership, or the absence of a TVA Board quorum, which could limit TVA's ability to conduct business or adapt strategy and could increase legal and regulatory risk;
•Legal, administrative, and regulatory proceedings, including those involving CCR facilities, gas plants, and permitting challenges, and other litigation, which could lead to unanticipated costs, operational changes, or modifications to TVA's business or compliance obligations;
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
•Risks to TVA's ability to implement its business strategy or achieve cost reduction, efficiency, or innovation goals, including due to technological change, customer or industry transition, macroeconomic uncertainty, or inability of local power company customers ("LPCs") or directly served customers to pay their power bills;
•Delays, cost overruns, or inability to complete or gain approval for major projects, including new generation, transmission, or infrastructure, due to regulatory, legal, supply chain, stakeholder, environmental, or other challenges, including opposition from regulators or litigation related to environmental or other permitting requirements;
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
•Financial, capital, and liquidity constraints, including limitations imposed by TVA’s debt ceiling, increasing costs or reduced availability of capital, the unavailability of funding sources, volatility or downgrades in credit ratings (including as a result of U.S. downgrades), and market liquidity or trading risks affecting TVA’s bonds, notes, or other evidences of indebtedness (collectively, "Bonds");
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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	March 31, 2026	September 30, 2025
Current assets
Cash and cash equivalents	$501	$1,576
Accounts receivable, net	1,969	2,119
Inventories, net	1,211	1,193
Regulatory assets	455	127
Other current assets	243	162
Total current assets	4,379	5,177

Property, plant, and equipment
Completed plant	71,078	71,574
Less accumulated depreciation	(39,152)	(38,716)
Net completed plant	31,926	32,858
Construction in progress	7,731	6,760
Nuclear fuel	1,214	1,185
Finance leases	632	663
Total property, plant, and equipment, net	41,503	41,466

Investment funds	5,665	5,573

Regulatory and other long-term assets
Regulatory assets	7,850	8,047
Operating lease assets, net of amortization	87	113
Other long-term assets	455	506
Total regulatory and other long-term assets	8,392	8,666

Total assets	$59,939	$60,882
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	March 31, 2026	September 30, 2025
Current liabilities
Accounts payable and accrued liabilities	$2,887	$3,299
Accrued interest	326	348
Asset retirement obligations	343	313
Regulatory liabilities	212	228
Short-term debt, net	1,348	—
Current maturities of power bonds	1,020	1,370
Current maturities of long-term debt of variable interest entities	50	49
Total current liabilities	6,186	5,607

Other liabilities
Post-retirement and post-employment benefit obligations	2,041	2,183
Asset retirement obligations	9,168	10,101
Finance lease liabilities	617	640
Other long-term liabilities	1,569	1,606
Regulatory liabilities	124	141
Total other liabilities	13,519	14,671

Long-term debt, net
Long-term power bonds, net	19,459	20,461
Long-term debt of variable interest entities, net	1,607	1,632
Total long-term debt, net	21,066	22,093

Total liabilities	40,771	42,371

Commitments and contingencies (Note 21)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	18,455	17,797
Total power program proprietary capital	18,713	18,055
Nonpower programs appropriation investment, net	506	510
Accumulated other comprehensive loss	(51)	(54)
Total proprietary capital	19,168	18,511

Total liabilities and proprietary capital	$59,939	$60,882
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
Operating revenues
Revenue from sales of electricity	$3,487	$3,476	$6,488	$6,352
Other revenue	59	56	107	100
Total operating revenues	3,546	3,532	6,595	6,452
Operating expenses
Fuel	683	580	1,197	1,085
Purchased power	588	572	998	966
Operating and maintenance	882	944	1,731	1,849
Depreciation and amortization	511	562	1,082	1,119
Tax equivalents	168	158	321	304
Total operating expenses	2,832	2,816	5,329	5,323
Operating income	714	716	1,266	1,129
Other income, net	11	12	55	29
Other net periodic benefit cost	25	27	46	52
Interest expense	308	293	617	573
Net income	$392	$408	$658	$533
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
Net income	$392	$408	$658	$533
Other comprehensive income (loss)
Net unrealized (loss) on cash flow hedges	(22)	(4)	(9)	(23)
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	11	(14)	12	23
Total other comprehensive income (loss)	(11)	(18)	3	—
Total comprehensive income	$381	$390	$661	$533
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Six Months Ended March 31
 (in millions)

	2026	2025
Cash flows from operating activities
Net income	$658	$533
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	1,094	1,130
Amortization of nuclear fuel cost	181	139
Non-cash retirement benefit expense	62	74
Other regulatory amortization and deferrals	(321)	(150)
Changes in current assets and liabilities
Accounts receivable, net	162	91
Inventories and other current assets, net	(57)	(58)
Accounts payable and accrued liabilities	(253)	10
Accrued interest	(18)	53
Pension contributions	(160)	(154)
Settlements of asset retirement obligations	(130)	(133)
Other, net	(112)	(74)
Net cash provided by operating activities	1,106	1,461

Cash flows from investing activities
Construction expenditures	(1,996)	(2,396)
Nuclear fuel expenditures	(223)	(172)
Purchases of investments	(4)	(4)
Loans and other receivables
Advances	(10)	—
Repayments	2	6
Other, net	112	(16)
Net cash used in investing activities	(2,119)	(2,582)

Cash flows from financing activities
Long-term debt
Issues of power bonds	—	1,231
Proceeds from variable interest entities	—	800
Redemptions and repurchases of power bonds	(1,350)	(1)
Redemptions of debt of variable interest entities	(24)	(18)
Short-term debt issuance (redemptions), net	1,347	(815)
Payments on leases and leasebacks	(37)	(35)
Financing costs, net	—	(19)
Other, net	2	2
Net cash provided by (used in) financing activities	(62)	1,145
Net change in cash, cash equivalents, and restricted cash	(1,075)	24
Cash, cash equivalents, and restricted cash at beginning of period	1,597	523
Cash, cash equivalents, and restricted cash at end of period	$522	$547
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended March 31, 2026 and 2025
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	$258	$16,562	$516	$(34)	$17,302
Net income (loss)	—	410	(2)	—	408
Total other comprehensive loss	—	—	—	(18)	(18)
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at March 31, 2025	$258	$16,970	$514	$(52)	$17,690

Balance at December 31, 2025	$258	$18,063	$508	$(40)	$18,789
Net income (loss)	—	394	(2)	—	392
Total other comprehensive loss	—	—	—	(11)	(11)
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at March 31, 2026	$258	$18,455	$506	$(51)	$19,168
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Six Months Ended March 31, 2026 and 2025
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2024	$258	$16,437	$518	$(52)	$17,161
Net income (loss)	—	537	(4)	—	533
Total other comprehensive income	—	—	—	—	—
Return on power program appropriation investment	—	(4)	—	—	(4)
Balance at March 31, 2025	$258	$16,970	$514	$(52)	$17,690

Balance at September 30, 2025	$258	$17,797	$510	$(54)	$18,511
Net income (loss)	—	662	(4)	—	658
Total other comprehensive income	—	—	—	3	3
Return on power program appropriation investment	—	(4)	—	—	(4)
Balance at March 31, 2026	$258	$18,455	$506	$(51)	$19,168
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash (in millions)
	At March 31, 2026	At September 30, 2025
Cash and cash equivalents	$501	$1,576
Restricted cash and cash equivalents included in Other long-term assets	21	21
Total cash, cash equivalents, and restricted cash	$522	$1,597

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

The allowance for uncollectible accounts was $19 million and $14 million at March 31, 2026, and September 30, 2025, respectively, for trade accounts receivable. At March 31, 2026, the allowance for uncollectible accounts included $19 million related to one local power company customer ("LPC"). Additionally, loans receivable of $106 million and $86 million at March 31, 2026, and September 30, 2025, respectively, are included in Accounts receivable, net and Other long-term assets for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $2 million at both March 31, 2026, and September 30, 2025.

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenues earned during pre-commercial operations at the fair value of the energy delivered based on TVA's hourly incremental dispatch cost. Pre-commercial plant operations began on the Johnsonville Aeroderivative Combustion Turbine ("CT") Facility ("Johnsonville Facility") during 2025. Estimated revenue of $2 million related to this project was capitalized to offset project costs for both the three and six months ended March 31, 2025. TVA also capitalized related fuel costs for this project of $4 million and $5 million for the three and six months ended March 31, 2025, respectively.

Property, Plant, and Equipment, and Depreciation

Depreciation. TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies that are updated approximately every five years, with the latest study implemented during the first quarter of 2022. Depreciation expense was $424 million and $475 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense was $907 million and $945 million for the six months ended March 31, 2026 and 2025, respectively. See Note 7 — Plant Closures for a discussion of the impact of plant closures.

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. In December 2025, the Nuclear Regulatory Commission ("NRC") approved a subsequent license renewal ("SLR") application for the three units at Browns Ferry Nuclear Plant ("Browns Ferry"), which extended the useful life of the three units for an additional 20 years. The SLR is estimated to result in approximately a $45 million reduction in depreciation expense quarterly, which does not include any potential impact from additions or retirements to net completed plant. For the three and six months ended March 31, 2026, there was an estimated reduction in depreciation expense of $45 million and $60 million, respectively, due to the December 2025 Browns Ferry SLR.

Government Grants

TVA accounts for government grants based on what the grant is intended to reimburse. Government grants related to an asset are recognized as an adjustment to the cost basis in determining the carrying amount of the asset (the cost accumulation approach), and government grants related to income are recognized as a deduction from the related expense. TVA records the grant when it is probable that both of the following criteria are met: (1) the grant will be received, and (2) TVA complies with all conditions attached to the eligibility of the grant.

The Inflation Reduction Act of 2022 ("IRA") makes credits available to certain tax-exempt entities, including TVA. In 2025, TVA began applying for these credits including Section 48 Investment Tax Credits for qualifying hydroelectric improvements and Section 45U Production Tax Credits for electricity generated by TVA's existing nuclear units. At March 31, 2026, and September 30, 2025, the carrying amount of the Accounts receivable, net, which is related to IRA tax credits was $112 million and $72 million, respectively. TVA received $26 million during the six months ended March 31, 2026, related to these credits.

There were no asset-related government grants recorded during the six months ended March 31, 2026. During the six months ended March 31, 2026 and 2025, TVA recognized $66 million and $4 million of income-related government grants, respectively, which were recorded as reductions of Operating and maintenance expense. There were no income-related government grants recorded during the three months ended March 31, 2026 and 2025.

2.  Impact of New Accounting Standards and Interpretations
The following is an accounting standard update issued by the Financial Accounting Standards Board that TVA adopted during 2026:

Accounting for Government Grants
Description	This guidance establishes accounting recognition, measurement, and presentation of government grants received by business entities, including guidance for (1) a grant related to an asset and (2) a grant related to income. The amendments in this update require that a government grant received by a business entity not be recognized until it is probable that (a) a business entity will comply with the conditions attached to the grant and (b) the grant will be received. The amendments require that a grant related to an asset be recognized utilizing either a deferred income approach or an adjustment to the cost basis and that a grant related to income be recognized either as other income or as a deduction from the related expense. In addition, the amendments require, consistent with current disclosure requirements, that a business entity provide disclosures, including the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant.
Effective Date for TVA	The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2029. Early adoption is permitted, and TVA early adopted the standard as of October 1, 2025, applying the guidance on a modified prospective basis to grants that were not complete as of the adoption date.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard did not have a material impact on TVA’s financial condition, results of operations, cash flows, or disclosures, and no cumulative-effect adjustment to retained earnings was recorded upon adoption.

The following accounting standards or rules have been issued but as of March 31, 2026, were not effective and have not been adopted by TVA:

Enhancement and Standardization of Climate-Related Disclosures for Investors
Description	In March 2024, the Securities and Exchange Commission ("SEC") adopted its climate-related final rule (SEC Release No. 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors). In April 2024, the SEC voluntarily stayed the new rule as a result of pending legal challenges; in March 2025, the SEC withdrew its legal defense of the rule; and in April 2025, the United States Court of Appeals for the Eighth Circuit suspended the litigation over the validity of the rule. The new rule, if implemented as adopted, will require registrants to provide certain climate-related information in their annual reports and registration statements and will also require the dollar impact of severe weather events and other natural conditions, as well as amounts related to carbon offsets and renewable energy credits or certificates, to be disclosed in the audited financial statements in certain circumstances. If the new rule is implemented as adopted, the disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2027, for non-accelerated filers.
Effective Date for TVA	Fiscal year beginning October 1, 2027.
Effect on the Financial Statements or Other Significant Matters	TVA is currently evaluating the impact of the rule on its disclosures.

Disaggregation of Income Statement Expenses
Description	This guidance improves the disclosures about a public entity's expenses in the notes to the financial statements and requires disclosure of specified information about certain costs and expenses. The amendments require a public entity to disclose, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Specified expenses, gains, or losses that are already disclosed under existing U.S. GAAP are required to be included in the disaggregated income statement expense line item disclosures, and any relevant remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The amendments are effective for public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Upon adoption, a public entity can apply the amendments prospectively or apply them retrospectively to all prior periods presented in the financial statements.
Effective Date for TVA	Fiscal year beginning October 1, 2027, and interim periods beginning October 1, 2028.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard will result in TVA including the additional required disclosures, and TVA does not expect an impact on its financial condition, results of operations, or cash flows.

Accounting and Disclosure of Costs Related to Internally Developed Software
Description	This guidance amends the accounting for and disclosure of costs related to internally developed software, eliminating project stages, clarifying significant development uncertainty by requiring costs to be recognized only when uncertainty is resolved, and aligning capitalization rules with those for externally sold software. Key changes include the elimination of distinct project stages for development, a redefined meaning of probable as likely, and requirements to assess significant development uncertainty for all software projects to determine when to capitalize costs. In addition, the guidance specifies that the property, plant, and equipment disclosure requirements shall be applied to all capitalized software costs. The amendments are effective for all public entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Upon adoption, a public entity may apply the guidance using a prospective, retrospective, or modified transition approach.
Effective Date for TVA	The new standard is effective for TVA's interim and annual reporting periods beginning October 1, 2028.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard is not expected to have a material impact on TVA’s financial condition, results of operations, cash flows, or disclosures.

3. Restructuring

TVA’s demand continues to grow, driving the need for significant future capital investment. TVA must continue to drive efficiencies and cost savings across the enterprise to provide affordable, reliable electricity, while funding the capital investment needed to meet growing demand. This effort has evolved into an Enterprise Transformation Program ("ETP") focused on improving financial health, enhancing asset performance, automating processes, optimizing third-party spend through supply chain, and making the workforce more efficient. As part of these efforts, certain employees are eligible for severance payments. These amounts are recognized in Operating and maintenance expense on TVA's Consolidated Statements of Operations in the period incurred. Severance costs that have been incurred but not paid are included in Accounts payable and accrued liabilities on TVA's Consolidated Balance Sheets. The organizational design efforts associated with the ETP were complete as of September 30, 2025; however, the ETP is ongoing as TVA executes the focus areas described above. The table below summarizes the activity related to severance costs associated with the ETP:

Severance Cost Liability Activity (in millions)
Severance cost liability at September 30, 2024	$—
Liabilities incurred during the period	40
Actual costs paid during the period	(2)
Severance cost liability at March 31, 2025	$38

Severance cost liability at September 30, 2025	$11
Liabilities incurred during the period	—
Actual costs paid during the period	(10)
Severance cost liability at March 31, 2026	$1

4.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net (in millions)
	At March 31, 2026	At September 30, 2025(2)
Customer receivables	$1,827	$1,992
Other receivables	161	141
Allowance for uncollectible accounts(1)	(19)	(14)
Accounts receivable, net	$1,969	$2,119
Notes
(1) To determine the allowance for trade receivables, TVA considers historical experience and other currently available information, including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements by the due date, among other considerations. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts. At March 31, 2026 and September 30, 2025, the allowance for uncollectible accounts included $19 million and $14 million, respectively, related to one LPC customer.
(2) At September 30, 2025, $84 million previously classified as Other receivables has been reclassified to Customer receivables to conform with current year presentation.

5.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net (in millions)
	At March 31, 2026	At September 30, 2025
Materials and supplies inventory	$985	$986
Fuel inventory	300	278
Renewable energy certificates/emissions allowance inventory, net	9	12
Allowance for inventory obsolescence	(83)	(83)
Inventories, net	$1,211	$1,193

6. Other Current Assets

Other current assets consisted of the following:

Other Current Assets (in millions)
	At March 31, 2026	At September 30, 2025
Inventory work-in-progress	$81	$69
Cloud assets	51	3
Prepaid software maintenance	40	25
Current portion of prepaid long-term service agreements	27	16
Commodity contract derivative assets	15	14
Prepaid insurance	12	16
Prepaid fees and dues	8	7
Other	9	12
Other current assets	$243	$162

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

In February 2026, TVA published final supplemental environmental impact statements with the preferred alternatives of continued operations of Kingston and Cumberland in conjunction with the other capacity projects being constructed at the Kingston and Cumberland sites. The TVA Board of Directors ("TVA Board") subsequently and separately authorized TVA, at the direction and discretion of the Chief Executive Officer ("CEO"), to operate the Kingston and Cumberland Fossil Plants in accordance with all applicable laws and regulatory requirements, including all requirements imposed by any applicable permits, and directed TVA staff to apply for any permits that may be applicable for TVA to continue to operate the coal units, along with the new gas units.

Depreciation rates are adjusted to reflect the most current planning assumptions, ensuring units will be fully depreciated by the applicable retirement dates. TVA's previous decision to retire Cumberland and Kingston resulted in approximately $197 million and $66 million, respectively, of additional depreciation recorded through January 2026. Current depreciable life assumptions for Kingston and Cumberland are estimated to result in approximately a $99 million reduction in quarterly depreciation expense, which does not include any potential impact from additions or retirements to net completed plant. For both the three and six months ended March 31, 2026, there was an estimated reduction in depreciation expense of $33 million.

8.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At March 31, 2026	At September 30, 2025
Loans and other long-term receivables, net	$103	$83
Prepaid long-term service agreements	82	89
Prepaid capital assets	81	81
Cloud assets	72	114
EnergyRight® receivables, net	45	45
Commodity contract derivative assets	4	10
Other	68	84
Total other long-term assets	$455	$506

Loans and Other Long-Term Receivables. At both March 31, 2026, and September 30, 2025, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $3 million. Loans receivables are reported net of allowances for uncollectible accounts. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts.

The allowance components, which consist of a collective allowance and specific loans allowance, are based on the risk characteristics of TVA's loans. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans are evaluated on an individual basis.

Allowance Components (in millions)
	At March 31, 2026	At September 30, 2025
EnergyRight® loan reserve	$1	$1
Economic development loan specific loan reserve	1	1
Total allowance for loan losses	$2	$2

Prepaid Long-Term Service Agreements. At March 31, 2026, and September 30, 2025, prepayments of $27 million and $16 million, respectively, were recorded in Other current assets.

Prepaid Capital Assets. TVA makes prepayments to acquire capital assets. TVA classifies these prepayments as prepaid capital if the funds are refundable and/or TVA can receive a credit.

Cloud Assets. At March 31, 2026, and September 30, 2025, the carrying amount of the cloud assets reported in Other current assets was $51 million and $3 million, respectively. For the three months ended March 31, 2026 and 2025, TVA amortized $13 million and $4 million, respectively, as Operating and maintenance expense. For the six months ended March 31, 2026 and 2025, TVA amortized $14 million and $9 million, respectively, as Operating and maintenance expense.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's LPCs offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both March 31, 2026, and September 30, 2025, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $12 million. See Note 11 — Other Long-Term Liabilities for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities (in millions)
	At March 31, 2026	At September 30, 2025
Current regulatory assets
Fuel cost adjustment receivable	$301	$—
Unrealized losses on commodity contract derivatives	88	59
Unrealized losses on interest rate derivatives	55	57
Other current regulatory assets	11	11
Total current regulatory assets	455	127

Non-current regulatory assets
Non-nuclear decommissioning costs	5,390	5,563
Retirement benefit plans deferred costs	1,506	1,531
Environmental compliance and remediation costs	332	308
Unrealized losses on interest rate derivatives	274	316
Nuclear decommissioning costs	151	149
Unrealized losses on commodity contract derivatives	28	12
Other non-current regulatory assets	169	168
Total non-current regulatory assets	7,850	8,047
Total regulatory assets	$8,305	$8,174

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$197	$203
Unrealized gains on commodity contract derivatives	15	14
Fuel cost adjustment payable	—	11
Total current regulatory liabilities	212	228

Non-current regulatory liabilities
Retirement benefit plans deferred credits	120	131
Unrealized gains on commodity contract derivatives	4	10
Total non-current regulatory liabilities	124	141
Total regulatory liabilities	$336	$369

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

Johnsonville VIE

In October 2024, TVA entered into an $800 million construction management agreement and lease financing arrangement with Johnsonville Aeroderivative Combustion Turbine Generation LLC ("JACTG") for the completion and lease by TVA of the Johnsonville Facility. JACTG is a special single-purpose limited liability company formed in September 2024 to finance the Johnsonville Facility through a $720 million secured note issuance (the "JACTG notes") and the issuance of $80 million of membership interests subject to mandatory redemption. The membership interests were purchased by Johnsonville Holdco LLC ("JHLLC"). JHLLC is a special single-purpose entity, also formed in September 2024, established to acquire and hold the membership interests in JACTG. A non-controlling interest in JHLLC is held by a third-party through nominal membership interests, to which none of the income, expenses, and cash flows are allocated.

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, SCCG, JACTG, and JHLLC at March 31, 2026, and September 30, 2025, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At March 31, 2026	At September 30, 2025
Current liabilities
Accrued interest	$29	$29
Accounts payable and accrued liabilities	1	1
Current maturities of long-term debt of variable interest entities	50	49
Total current liabilities	80	79
Other liabilities
Other long-term liabilities	14	14
Long-term debt, net
Long-term debt of variable interest entities, net	1,607	1,632
Total liabilities	$1,701	$1,725

Interest expense of $21 million for both the three months ended March 31, 2026, and the three months ended March 31, 2025, and $42 million and $43 million for the six months ended March 31, 2026 and 2025, respectively, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

11.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to environmental compliance and remediation and long-term project cost accruals. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At March 31, 2026	At September 30, 2025
Interest rate swap liabilities	$590	$643
Environmental compliance and remediation costs	328	274
Long-term project cost accruals	161	204
Currency swap liabilities	118	108
Advances for construction	84	61
EnergyRight® financing obligation	53	53
Operating lease liabilities	48	63
Long-term deferred revenue	40	39
Long-term deferred compensation	37	54
Commodity contract derivative liabilities	28	12
Accrued long-term service agreements	11	25
Other	71	70
Total other long-term liabilities	$1,569	$1,606

Interest Rate Swap Liabilities. See Note 14 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment — Derivatives Not Receiving Hedge Accounting Treatment and — Interest Rate Derivatives for information regarding the interest rate swap liabilities.

Environmental Compliance and Remediation Costs. At March 31, 2026, and September 30, 2025, the current amount of the environmental compliance and remediation costs reported in Accounts payable and accrued liabilities was $24 million and $52 million, respectively.

Long-Term Project Cost Accruals. At March 31, 2026, and September 30, 2025, the current amount of the long-term project cost accruals reported in Accounts payable and accrued liabilities was $312 million and $256 million, respectively.
Currency Swap Liabilities. See Note 14 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment and — Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

Advances for Construction. At March 31, 2026, and September 30, 2025, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $140 million and $155 million, respectively.

EnergyRight® Financing Obligation. At both March 31, 2026, and September 30, 2025, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was $13 million. See Note 8 — Other Long-Term Assets for information regarding the associated loans receivable.

Operating Lease Liabilities. At March 31, 2026, and September 30, 2025, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $39 million and $46 million, respectively.

Long-Term Deferred Revenue. At March 31, 2026, and September 30, 2025, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $41 million and $25 million, respectively.

Long-Term Deferred Compensation. At March 31, 2026, and September 30, 2025, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $64 million and $70 million, respectively.

Commodity Contract Derivative Liabilities. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Contract Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

Accrued Long-Term Service Agreements. At March 31, 2026, and September 30, 2025, the current amount of accrued long-term service agreements recorded in Accounts payable and accrued liabilities was $30 million and $17 million, respectively.

12.  Asset Retirement Obligations

During the six months ended March 31, 2026, TVA's total asset retirement obligations ("ARO") liability decreased $903 million as a result of revisions in estimates to nuclear and non-nuclear AROs and settlements related to retirement projects that were conducted during the period, partially offset by increases due to periodic accretion. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the six months ended March 31, 2026, $110 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 9 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 15 — Fair Value Measurements — Investment Funds and Note 21 — Commitments and Contingencies — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity (in millions)
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2025	$3,976	$6,438	$10,414	(1)
Settlements	(6)	(112)	(118)
Revisions in estimate (non-cash)	(738)	(254)	(992)
Accretion (recorded as regulatory asset)	83	124	207
Balance at March 31, 2026	$3,315	$6,196	$9,511	(1)
Note
(1) Includes $343 million and $313 million at March 31, 2026, and September 30, 2025, respectively, in Current liabilities.

Revisions in nuclear estimates decreased the liability balance by $738 million for the six months ended March 31, 2026. The decrease resulted primarily from the approval of an SLR for Browns Ferry by the NRC in December 2025. The SLR authorizes each of Browns Ferry's three units to operate for an additional 20 years, resulting in a total operating life of 80 years.

Revisions in non-nuclear estimates reduced the liability balance by $254 million for the six months ended March 31, 2026. The decrease was attributable to revisions related to the Legacy Coal Combustion Residuals Rule ("Legacy CCR Rule") that impacted closure liabilities across TVA's fossil fleet and changes in projections for the timing of certain asset retirement activities at Kingston, Cumberland, and Gallatin Fossil Plant ("Gallatin").

On February 10, 2026, the Environmental Protection Agency ("EPA") published a final rule that extended key compliance deadlines within federal regulations for the disposal of coal combustion residuals ("CCR"). The final rule, entitled Hazardous and Solid Waste Management System: Disposal of Coal Combustion Residuals from Electric Utilities; CCR Management Unit Deadline Extension Rule, provides additional time to meet facility evaluation requirements and associated groundwater monitoring provisions and compliance deadlines for existing and potential CCR units. TVA recorded a decrease of $146 million to the ARO liability as a result of the enactment of the final rule.

TVA performed an assessment of the assumptions used in the timing of cash flows related to AROs at the Kingston and Cumberland sites and recorded a decrease of $65 million based on the assessment. Additionally, TVA recorded a decrease of $44 million related to updates in the projected timing of closure activities at Gallatin.

13.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at March 31, 2026, and September 30, 2025, consisted of the following:

Debt Outstanding (in millions)
	At March 31, 2026	At September 30, 2025
Short-term debt
Short-term debt, net of discounts	$1,348	$—
Current maturities of power bonds issued at par	1,020	1,370
Current maturities of long-term debt of VIEs issued at par	50	49
Total current debt outstanding, net	2,418	1,419
Long-term debt
Long-term power bonds(1)	19,619	20,628
Long-term debt of VIEs, net	1,607	1,632
Unamortized discounts, premiums, issue costs, and other	(160)	(167)
Total long-term debt, net	21,066	22,093
Total debt outstanding	$23,484	$23,512
Note
(1) Includes total net exchange gain from currency transactions of $68 million and $59 million at March 31, 2026, and September 30, 2025, respectively.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2025, to March 31, 2026:

Debt Securities Activity
	Date	Amount (in millions)
Redemptions/Maturities(1) (2)
1995 E Global	November 2025	$1,350
Total redemptions/maturities of power bonds		1,350
Debt of variable interest entities		24
Total redemptions/maturities of debt		$1,374
Notes
(1) All redemptions were at 100 percent of par.
(2) The 2009 Series B redemption amount was less than $1 million in December 2025.

Credit Facility Agreements

TVA has funding available under three revolving credit facilities totaling $2.5 billion. See the table below for additional information on the three revolving credit facilities. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At March 31, 2026, and September 30, 2025, there were $506 million and $498 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. TVA's letters of credit are primarily posted as collateral under TVA's interest rate swaps. See Note 14 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral. TVA may also post collateral for TVA's currency swaps, for commodity derivatives under the Financial Hedging Program ("FHP"), or for certain transactions with third parties that require TVA to post letters of credit.

The following table provides additional information regarding TVA's funding available under the three revolving credit facilities:

Summary of Credit Facilities At March 31, 2026 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
March 2027	$1,000	$122	$—	$878
February 2028	500	214	—	286
September 2030	1,000	170	—	830
Total	$2,500	$506	$—	$1,994

TVA and the United States ("U.S.") Department of the Treasury ("U.S. Treasury"), pursuant to the Tennessee Valley Authority Act of 1933, as amended ("TVA Act"), have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2026 with a maturity date of September 30, 2026. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at March 31, 2026. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

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
			Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2026	2025	2026	2025
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in Accumulated other comprehensive income (loss) ("AOCI") and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$(22)	$(4)	$(9)	$(23)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	2026	2025	2026	2025
Currency swaps	$(11)	$14	$(12)	$(23)
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $23 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to the forecasted exchange loss on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) (in millions)
			Three Months Ended March 31		Six Months Ended March 31
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2026	2025	2026	2025
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(14)	$(12)	$(27)	$(22)

Commodity derivatives under the FHP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	21	(14)	8	(51)
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three and six months ended March 31, 2026 and for the three and six months ended March 31, 2025.
(2) Of the amount recognized for the three months ended March 31, 2026, $17 million and $4 million were reported in Fuel expense and Purchased power expense, respectively, and of the amount recognized for the three months ended March 31, 2025, $(12) million and $(2) million were reported in Fuel expense and Purchased power expense, respectively. Of the amount recognized for the six months ended March 31, 2026, $7 million and $1 million were reported in Fuel expense and Purchased power expense, respectively, and of the amount recognized for the six months ended March 31, 2025, $(42) million and $(9) million were reported in Fuel expense and Purchased power expense, respectively.

Fair Values of TVA Derivatives (in millions)
	At March 31, 2026		At September 30, 2025
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(55)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(51)	$(47)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(43)
£150 million Sterling	(70)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(67)	(68)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(65)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(491)	Accounts payable and accrued liabilities $(13); Accrued interest $(30); Other long-term liabilities $(448)	$(526)	Accounts payable and accrued liabilities $(13); Accrued interest $(28); Other long-term liabilities $(485)
$476 million notional	(156)	Accounts payable and accrued liabilities $(5); Accrued interest $(9); Other long-term liabilities $(142)	(172)	Accounts payable and accrued liabilities $(5); Accrued interest $(9); Other long-term liabilities $(158)
Commodity contract derivatives	8	Other current assets $15; Other long-term assets $3; Accounts payable and accrued liabilities $(4); Other long-term liabilities $(6)	10	Other current assets $14; Other long-term assets $2; Accounts payable and accrued liabilities $(2); Other long-term liabilities $(4)
Commodity derivatives under the FHP	(105)	Other long-term assets $1; Accounts payable and accrued liabilities $(84); Other long-term liabilities $(22)	(57)	Other long-term assets $8; Accounts payable and accrued liabilities $(57); Other long-term liabilities $(8)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had two currency swaps outstanding at March 31, 2026, with total currency exposure of £400 million and expiration dates in 2032 and 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended March 31, 2026 and 2025, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $10 million and the increase in unrealized losses of $42 million, respectively. For the six months ended March 31, 2026 and 2025, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $52 million and $135 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Contract Derivatives. TVA enters into certain commodity contract derivatives for natural gas that require physical delivery of the contracted quantity. TVA marks to market these contracts and defers the unrealized gains (losses) as regulatory liabilities (assets). At March 31, 2026, TVA's natural gas commodity contract derivatives had terms of up to 10 years.

Commodity Contract Derivatives
	At March 31, 2026			At September 30, 2025
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	23	649 million mmBtu	$8	53	562 million mmBtu	$10

Commodity Derivatives under the FHP. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's FHP policy prohibits trading financial instruments under the FHP for speculative purposes. At March 31, 2026, TVA's natural gas swap contracts under the FHP had remaining terms of up to five years.

Commodity Derivatives under Financial Hedging Program(1)
	At March 31, 2026			At September 30, 2025
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas swap contracts	220	299 million mmBtu	$(105)	295	300 million mmBtu	$(57)
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
Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At March 31, 2026	At September 30, 2025
Assets
Commodity contract derivatives	$18	$16
Commodity derivatives under the FHP(2)	1	8
Total derivatives subject to master netting or similar arrangement	$19	$24

Liabilities
Currency swaps	$125	$115
Interest rate swaps(3)	647	698
Commodity contract derivatives	10	6
Commodity derivatives under the FHP(2)	106	65
Total derivatives subject to master netting or similar arrangement	$888	$884
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no other material offsetting amounts on TVA's Consolidated Balance Sheets at either March 31, 2026, or September 30, 2025.
(2) At March 31, 2026, the gross derivative asset and gross derivative liability were $31 million and $136 million, respectively, with offsetting amounts for each totaling $30 million. At September 30, 2025, the gross derivative asset and gross derivative liability were $28 million and $85 million, respectively, with offsetting amounts for each totaling $20 million.
(3) Letters of credit of $464 million and $442 million were posted as collateral at March 31, 2026, and September 30, 2025, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), the Deferred Compensation Plan ("DCP"), and the Restoration Plan ("RP"). See Note 15 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At March 31, 2026, and September 30, 2025, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $15 million and $16 million at March 31, 2026, and September 30, 2025, respectively.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At March 31, 2026, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $888 million.  TVA's collateral obligations at March 31, 2026, under these arrangements were $421 million, for which TVA had posted $464 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the interest rate swap contracts as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.8 billion and $2.0 billion of customer receivables outstanding at March 31, 2026, and September 30, 2025, respectively, nearly all of the counterparties were rated investment grade. The majority of the obligations of these customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 4 — Accounts Receivable, Net, and Note 8 — Other Long-Term Assets.

TVA had revenue from two LPCs that collectively accounted for 15 percent of total operating revenues for both the six months ended March 31, 2026 and the six months ended March 31, 2025.

Suppliers.  TVA assesses potential supplier performance risks, including procurement of fuel, purchased power, parts, and services. If suppliers are unable or unwilling to perform under TVA's existing contracts and TVA is unable to obtain similar services or supplies from other vendors in a timely manner, or if there are significant changes to tariffs and/or transportation costs impacting suppliers, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. If certain fuel or purchased power suppliers fail to perform under the terms of their contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract. In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power. TVA continues evaluating potential supplier performance risks and supplier impact but cannot determine or predict the duration of such risks/impacts or the extent to which such risks/impacts could affect TVA's business, operations, and financial results or cause potential business disruptions.

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

Coal. To help support a reliable coal supply, TVA maintained contracts with multiple suppliers as of March 31, 2026. These contracts source coal from several diverse geographic regions across the U.S., with deliveries made via both barge and rail. Coal suppliers have faced mounting financial pressures driven by emerging technologies, evolving regulatory frameworks, and shifting market dynamics. These challenges have strained the balance between coal demand and available supply. TVA is actively evaluating recent regulatory developments that may impact its coal procurement strategy and long-term generation planning.

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

Purchased Power. TVA acquires power from a variety of power producers through long-term and shorter-term power purchase agreements ("PPAs") as well as through spot market purchases. Because of the reliability risk of purchased power, TVA generally requires that the PPAs contain certain counterparty performance assurance requirements to help insure counterparty performance during the term of the agreements.

Other Suppliers. Solar supply chain constraints, commodity price increases, legislative changes, trade policy issues, and investigations into and affecting solar panel imports have created challenges for the U.S. solar industry including TVA's solar portfolio.

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At March 31, 2026, all of TVA's commodity derivatives under the FHP, currency swaps, and interest rate swaps were with counterparties whose Moody's credit ratings were A2 or higher. TVA classifies forward natural gas contracts as derivatives. At March 31, 2026, the forward natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

At March 31, 2026, Investment funds were comprised of $5.7 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, DCP, and RP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $3.8 billion and $1.8 billion, respectively, at March 31, 2026.

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

Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $436 million, private real assets of $136 million, and private credit of $142 million at March 31, 2026. The ART had unfunded commitments related to limited partnerships in private equity of $184 million, private real assets of $86 million, and private credit of $71 million at March 31, 2026. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)(1) (in millions)
		Three Months Ended March 31		Six Months Ended March 31
Fund	Financial Statement Presentation	2026	2025	2026	2025
NDT	Regulatory assets(2)	$(46)	$8	$8	$(67)
ART	Regulatory assets(3)	(23)	(8)	3	(28)
SERP	Other income (expense), net	(2)	—	(3)	(6)
DCP	Other income (expense), net	—	(1)	(1)	(2)
Notes
(1) The unrealized losses for the RP were less than $1 million for both the three and six months ended March 31, 2026 and the three and six months ended March 31, 2025, and therefore were not represented in the table above.
(2) Includes $22 million and $33 million of unrealized losses related to NDT equity securities (excluding commingled funds) for the three months ended March 31, 2026 and 2025, respectively. Includes $13 million and $61 million of unrealized losses related to NDT equity securities (excluding commingled funds) for the six months ended March 31, 2026 and 2025, respectively.
(3) Includes $3 million and $6 million of unrealized losses related to ART equity securities (excluding commingled funds) for the three months ended March 31, 2026 and 2025, respectively. Includes less than $1 million of unrealized gains and $14 million of unrealized losses related to ART equity securities (excluding commingled funds) for the six months ended March 31, 2026 and 2025, respectively.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2025) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $2 million decrease in the fair value of liabilities at March 31, 2026.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2026, and September 30, 2025. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At March 31, 2026 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$844	$—	$—	$844
Government debt securities(1)(2)	456	62	—	518
Corporate debt securities(3)	—	431	—	431
Mortgage and asset-backed securities	—	48	—	48
Institutional mutual funds	356	—	—	356
Forward debt securities contracts	—	15	—	15
Cash equivalents and other short-term investments(2)(4)	92	162	—	254
Private equity funds measured at net asset value(5)	—	—	—	898
Private real asset funds measured at net asset value(5)	—	—	—	465
Private credit funds measured at net asset value(5)	—	—	—	292
Commingled funds measured at net asset value(5)	—	—	—	1,544
Total investments	1,748	718	—	5,665
Commodity contract derivatives	—	18	—	18
Commodity derivatives under the FHP	—	1	—	1
Total	$1,748	$737	$—	$5,684

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(6)	$—	$125	$—	$125
Interest rate swaps	—	647	—	647
Commodity contract derivatives	—	10	—	10
Commodity derivatives under the FHP	—	106	—	106
Total	$—	$888	$—	$888
Notes
(1) Includes obligations of government-sponsored entities.
(2) There are $456 million of U.S. Treasury securities in Level 1 Government debt securities and $92 million of U.S. Treasury securities in Level 1 Cash equivalents and other short-term investments for a total of $548 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
(3) Includes both U.S. and foreign debt.
(4) Includes $20 million of net payables (interest receivable, dividends receivable, receivables for investments sold, and payables for investments purchased), and $56 million of repurchase agreements in Level 2 Cash equivalents and other short-term investments.
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

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at March 31, 2026, and September 30, 2025, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at March 31, 2026, and September 30, 2025, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At March 31, 2026		At September 30, 2025
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$57	$58	$57	$57

Loans and other long-term receivables, net (including current portion)	Level 2	106	99	86	80

EnergyRight® financing obligations (including current portion)	Level 2	66	73	66	74

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	15	17	16	18

Long-term outstanding power bonds, net (including current maturities)	Level 2	20,479	20,399	21,831	21,967

Long-term debt of VIEs, net (including current maturities)	Level 2	1,657	1,635	1,681	1,696

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

LPC sales
Approximately 91 percent of TVA's Revenue from sales of electricity for both the three and six months ended March 31, 2026, and approximately 92 percent of TVA's Revenue from sales of electricity for both the three and six months ended March 31, 2025, was from LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During both the three months ended March 31, 2026 and 2025, revenues from sales of electricity were $3.5 billion and accounted for virtually all of TVA's revenues. During the six months ended March 31, 2026 and 2025, revenue from sales of electricity were $6.5 billion and $6.4 billion, respectively, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three and six months ended March 31, 2026 and 2025, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
Alabama	$527	$520	$976	$951
Georgia	94	94	169	168
Kentucky	220	214	413	396
Mississippi	290	307	556	576
North Carolina	29	28	52	49
Tennessee	2,307	2,298	4,288	4,184
Virginia	16	16	28	28
Subtotal	3,483	3,477	6,482	6,352
Off-system sales	4	1	6	2
Revenue capitalized during pre-commercial plant operations(1)	—	(2)	—	(2)
Revenue from sales of electricity	3,487	3,476	6,488	6,352
Other revenue	59	56	107	100
Total operating revenues	$3,546	$3,532	$6,595	$6,452
Note
(1) Represents revenue capitalized during pre-commercial operations at the Johnsonville Facility for the three and six months ended March 31, 2025.

TVA's operating revenues by customer type for the three and six months ended March 31, 2026 and 2025, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
Revenue from sales of electricity
Local power companies	$3,181	$3,199	$5,917	$5,815
Industries directly served	267	245	503	475
Federal agencies and other	39	34	68	64
Revenue capitalized during pre-commercial plant operations(1)	—	(2)	—	(2)
Revenue from sales of electricity	3,487	3,476	6,488	6,352
Other revenue	59	56	107	100
Total operating revenues	$3,546	$3,532	$6,595	$6,452
Note
(1) Represents revenue capitalized during pre-commercial operations at the Johnsonville Facility for the three and six months ended March 31, 2025.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $59 million and $61 million for the three months ended March 31, 2026 and 2025, respectively. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $113 million and $111 million for the six months ended March 31, 2026 and 2025, respectively. TVA provides participating LPCs a flexibility option that allows them to generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. As of March 31, 2026, 148 LPCs had signed the Partnership Agreement with TVA, and 110 LPCs had signed a Power Supply Flexibility Agreement.

The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three and six months ended March 31, 2026, and the percentage those revenues comprised of TVA's total operating revenues for the same period, are summarized in the tables below:

TVA Local Power Company Contracts At or for the Three Months Ended March 31, 2026
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	148	$2,782	78.5%
5-year termination notice	5	399	11.3%
Total	153	$3,181	89.8%
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

TVA Local Power Company Contracts At or for the Six Months Ended March 31, 2026
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	148	$5,152	78.1%
5-year termination notice	5	765	11.6%
Total	153	$5,917	89.7%
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

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES accounted for seven percent and eight percent, respectively, of TVA's total operating revenues for both the six months ended March 31, 2026 and six months ended March 31, 2025.

Contract Balances

Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at March 31, 2026.

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

Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $76 million and $83 million for the three months ended March 31, 2026 and 2025, respectively. Incentives recorded as a reduction to revenue were $147 million and $168 million for the six months ended March 31, 2026 and 2025, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At March 31, 2026, and September 30, 2025, the outstanding unpaid incentives were $188 million and $193 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

17.  Other Income, Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income, Net (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
Interest income	$8	$11	$22	$21
External services	5	5	10	14
Gains (losses) on investments	(1)	—	2	(2)
Miscellaneous	(1)	(4)	21	(4)
Total other income, net	$11	$12	$55	$29
Other income, net increased $26 million for the six months ended March 31, 2026, as compared to the same period of the prior year driven by a $25 million gain related to insurance proceeds received for the Sequoyah Nuclear Plant Unit 2 main generator failure.

18. Supplemental Cash Flow Information

Construction in progress and nuclear fuel expenditures included in Accounts payable and accrued liabilities at March 31, 2026 and 2025, were $961 million and $953 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the six months ended March 31, 2026 and 2025, as non-cash investing activities. ARO project accruals included in Accounts payable and accrued liabilities at March 31, 2026 and 2025, were $45 million and $35 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the six months ended March 31, 2026 and 2025, as non-cash operating activities.

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

The components of net periodic benefit cost for the three and six months ended March 31, 2026 and 2025, were as follows:

Components of Net Periodic Benefit Cost(1) (in millions)
	For the Three Months Ended March 31				For the Six Months Ended March 31
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$5	$8	$1	$3	$12	$16	$4	$6
Interest cost	137	132	4	5	272	263	8	9
Expected return on plan assets	(123)	(127)	—	—	(247)	(253)	—	—
Amortization of prior service credit	(23)	(23)	(5)	(5)	(45)	(45)	(9)	(9)
Recognized net actuarial loss (gain)	35	45	—	—	69	87	(2)	—
Total net periodic benefit cost	$31	$35	$—	$3	$61	$68	$1	$6
Note
(1) The components of Total net periodic benefit cost other than Service cost are included in Other net periodic benefit cost on the Consolidated Statements of Operations.

TVA's minimum required pension plan contribution for 2026 is $300 million. TVA contributes $25 million per month to TVARS and as of March 31, 2026, had contributed $150 million. The remaining $150 million will be contributed by September 30, 2026. For the six months ended March 31, 2026, TVA also contributed $11 million (net of $3 million in rebates) to the other post-retirement plans, and $10 million to the SERP. In addition, TVA recognized 401(k) contribution costs of $65 million for the six months ended March 31, 2026.

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

Payments pursuant to the agreement are recorded as research and development expense, which is reflected as Operating and maintenance expense on TVA's Consolidated Statements of Operations in the period incurred. TVA recorded $1 million and $3 million of expenses related to this agreement for the three months ended March 31, 2026, and 2025, respectively. TVA recorded $2 million and $10 million of expenses related to this agreement for the six months ended March 31, 2026 and 2025, respectively. TVA also had a $6 million letter of credit posted under this arrangement at March 31, 2026.

21.  Commitments and Contingencies

Commitments

Lease Commitments. During the six months ended March 31, 2026, TVA signed two battery energy storage system agreements which are expected to commence by the summer of 2029. The terms of the agreements are 20 years and capacity payments over the terms of the agreements are expected to total over $1.3 billion. Both agreements include a lease component.

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

Federal law requires that each NRC power reactor licensee obtain property insurance from private sources to cover the cost of stabilizing and decontaminating a reactor and its station site after an accident. TVA carries property, decommissioning liability, and decontamination liability insurance from Nuclear Electric Insurance Limited ("NEIL") and European Mutual Association for Nuclear Insurance. The limits available for a loss are up to $2.1 billion for two of TVA's nuclear sites and up to $2.8 billion for the remaining site. Some of this insurance may require the payment of retrospective premiums up to a maximum of approximately $121 million.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options authorized by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At March 31, 2026, $3.3 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2022. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

TVA maintains an NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  See Note 15 — Fair Value Measurements — Investment Funds. TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments and additional contributions, if necessary, will be available to support decommissioning.  TVA's operating nuclear power units are licensed through various dates between 2035 - 2056, depending on the unit.  In December 2025, TVA extended the operating life of three units at Browns Ferry. It may also be possible to extend the operating life of other nuclear units with approval from the NRC. See Note 9 — Regulatory Assets and Liabilities and Note 12 — Asset Retirement Obligations.

Non-nuclear Decommissioning.  At March 31, 2026, $6.2 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

Compliance with the EPA 2015 CCR Rule, as revised ("2015 CCR Rule") requires implementation of a groundwater monitoring program, additional engineering, evaluation of authorized closure methods, coordination with certain state authorities, and ongoing monitoring and analysis at each TVA CCR unit. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation, closure, and/or remediation. In addition, on May 8, 2024, EPA published its Legacy CCR Rule, which expanded the scope of the existing regulatory requirements of the 2015 CCR Rule to include two additional classes of CCR units: Legacy Surface Impoundments and Coal Combustion Residuals Management Units. As a result of the enactment of the final rule, during 2024, TVA recorded additional estimated AROs and recorded a corresponding regulatory asset due to AROs being associated with closed sites and asset retirement costs having been fully depreciated. However, the amounts recorded are subject to various uncertainties, and actual amounts may differ materially based upon a number of factors, including, but not limited to, the outcome of legal challenges to the Legacy CCR Rule, ongoing evaluations of the number and scope of newly regulated units, determinations on final closure requirements and performance standards, and possible changes to the Legacy CCR Rule by EPA. See Note 12 — Asset Retirement Obligations.

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

On December 31, 2025, EPA published a final ELG deadline extensions rule that extends certain compliance deadlines in the 2024 ELG rule and provides authority to state permitting authorities to extend other compliance deadlines in the 2020 and 2024 ELG rules. This rule provides TVA with greater flexibility with its coal-fired plants to meet future generation and reliability requirements.

On February 10, 2026, EPA published a final rule that extended key compliance deadlines for the Legacy CCR Rule. TVA recorded a decrease of $146 million to the ARO liability as a result of the enactment of the final rule.

On February 24, 2026, EPA published the repeal of the 2024 MATS Rule, and TVA is currently evaluating how the repeal of this rule will impact its operations.

In addition, on April 13, 2026, EPA issued a proposed rule that would revise existing federal CCR regulations. Specifically, EPA proposed, among other things, changes to the regulations that could authorize permitting authorities to approve alternative closure standards, timelines, methods, and points of compliance.

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At March 31, 2026, and September 30, 2025, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was $4 million and $8 million, respectively, on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

In August 2015, the Tennessee Department of Environment and Conservation ("TDEC") issued an order that includes an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. TVA is also following a similar process pursuant to a consent order. At March 31, 2026, and September 30, 2025, TVA's estimated liability for costs associated with environmental remediation activities for the sites covered by these orders for which sufficient information is available to develop a cost estimate was approximately $348 million and $319 million, respectively, on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The current estimated time frame for work related to these remediation activities for which TVA has a cost estimate is through 2045.

Legal Proceedings. From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities. There have been no material changes to the Legal Proceedings described in Note 23 — Commitments and Contingencies — Legal Proceedings of the Annual Report, except as described below.

Case Involving Kingston Gas-Fired Plant. On October 10, 2024, Appalachian Voices, the Center for Biological Diversity,
and the Sierra Club filed a lawsuit in the United States District Court for the Eastern District of Tennessee alleging that TVA violated the National Environmental Policy Act and TVA’s least-cost planning obligations in deciding to build a gas plant at its
Kingston site. On November 13, 2025, the court ordered TVA to supplement the administrative record, and TVA has provided the supplemental information to the plaintiffs in accordance with the court's order. On January 23, 2026, the plaintiffs filed a motion for summary judgment, and on March 9, 2026, TVA filed its cross motion for summary judgment. On April 24, 2026, briefing on the parties' motions for summary judgment was complete, and the motions are with the court for a decision. In addition, on February 23, 2026, TVA filed a motion to stay the case or hold it in abeyance, and the court denied this motion on April 6, 2026. TVA cannot predict the outcome of this litigation. See Note 7 — Plant Closures for a discussion of the status of the coal units at Kingston.

Challenge to Kingston Construction Permit. On December 16, 2024, the Southern Environmental Law Center filed an appeal on behalf of Appalachian Voices challenging the construction permit that the Technical Secretary acting on behalf of the
Tennessee Air Pollution Control Board ("Air Board") issued to TVA on November 15, 2024, for the construction of natural gas generation at Kingston. On August 20, 2025, the administrative law judge issued an order upholding the construction permit and denying Appalachian Voices' petition challenging the permit. Appalachian Voices did not appeal the initial order to the Air Board by the deadline of September 19, 2025, so the order became final. On November 18, 2025, Appalachian Voices filed a petition for judicial review of the final order in the Chancery Court of Davidson County, Tennessee, naming the Air Board, TDEC, and TVA as the respondents. TVA removed the matter to the U.S. District Court for the Middle District of Tennessee (“Middle District of

Tennessee”) on December 18, 2025. Initially, Appalachian Voices moved to remand the case back to state court, but on April 15, 2026, Appalachian Voices replaced that motion with a motion (1) to temporarily remand the matter to the Air Board so that additional evidence of the TVA Board's February 2026 Cumberland and Kingston authorization could be presented to the Air Board and (2) to suspend the construction permit pending the presentation of the additional evidence to the Air Board. On April 29, 2026, TVA filed a response in opposition to this motion. TVA cannot predict the outcome of this litigation.

Case Involving Cumberland Combined Cycle Plant. On June 14, 2023, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club filed a lawsuit in the Middle District of Tennessee alleging that TVA violated NEPA in deciding to build a 1,450 MW combined cycle plant at its Cumberland facility. On April 17, 2026, the parties agreed to dismiss the case, and on April 20, 2026, the court approved the dismissal and closed the case.

22. Segment Reporting

TVA operates as a single reportable segment that includes the generation, transmission, and sale of electricity throughout the Tennessee Valley. Revenue is primarily derived from wholesale electricity sales to LPCs and directly served customers. TVA's CEO serves as the CODM. The CODM uses net income in the annual planning process and to monitor budget versus actual results on a monthly basis in assessing financial performance and in determining how to allocate resources.

The following table includes operating revenues, expenses, and net income as regularly provided to the CODM, which align directly to the amounts presented in TVA’s Consolidated Statements of Operations. As the segment measure used by the CODM is net income, no reconciliation is necessary.

1	Three Months Ended March 31		Six Months Ended March 31
1	2026	2025(3)	2026	2025(3)
Base revenue	$2,358	$2,428	$4,555	$4,473
Fuel revenue	1,125	1,049	1,927	1,879
Other revenue	59	56	107	100
Off-system sales	4	1	6	2
Revenue capitalized during pre-commercial plant operations(1)	—	(2)	—	(2)
Total operating revenue	3,546	3,532	6,595	6,452

Fuel	683	580	1,197	1,085
Purchased power	588	572	998	966
Operating and maintenance	882	944	1,731	1,849
Depreciation and amortization	511	562	1,082	1,119
Interest expense	308	293	617	573
Tax equivalents	168	158	321	304
Other segment items(2)	14	15	(9)	23
Total expenses, net	3,154	3,124	5,937	5,919
Net income	$392	$408	$658	$533
Notes
(1) Represents revenue capitalized during pre-commercial operations at the Johnsonville Facility for the three and six months ended March 31, 2025.
(2) Other segment items include non-utility related miscellaneous income and expenses, pension and post-retirement benefit costs, and interest income.
(3) Prior period amounts have been reclassified to conform to the current period presentation resulting from the retrospective adoption of ASU 2023-07, Segment Reporting. Expanded segment disclosures were not required in the comparative periods presented because the company operated, and continues to operate, as a single reportable segment for which detailed segment expense disclosures were not previously required.

Segment asset information is not presented, as it is not regularly reviewed by the CODM. The CODM evaluates capital planning and resource allocation on a consolidated basis which is presented in TVA's Consolidated Balance Sheet.

Capital expenditures were $897 million and $1.1 billion for the three months ended March 31, 2026 and 2025, respectively. Capital expenditures were $2.0 billion and $2.6 billion for the six months ended March 31, 2026 and 2025, respectively.

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

Executive Overview

TVA's operating revenues were $6.6 billion and $6.5 billion for the six months ended March 31, 2026 and 2025, respectively. Operating revenues increased for the six months ended March 31, 2026, as compared to the same period of the prior year, primarily as a result of higher sales volume and higher fuel cost recovery rates. The increased sales volume was primarily driven by higher sales within the data processing, hosting, and related services sector. Higher fuel cost recovery rates were due primarily to higher fuel rates as a result of higher natural gas prices as compared to the same period of the prior year.

Total operating expenses increased $6 million for the six months ended March 31, 2026, as compared to the six months ended March 31, 2025. Fuel and purchased power expense increased $144 million for the six months ended March 31, 2026, as compared to the same period of the prior year primarily due to higher purchased power market prices and higher effective fuel rates as a result of higher natural gas prices, partially offset by reduced purchased power expense due to higher levels of TVA generation as compared to the same period of the prior year. Partially offsetting this increase was a $118 million decrease in Operating and maintenance expense for the six months ended March 31, 2026, as compared to the same period of the prior year primarily due to Inflation Reduction Act of 2022 ("IRA") tax credits recorded in the six months ended March 31, 2026, and decreases in payroll and benefit costs. In addition, Depreciation and amortization expense decreased by $37 million primarily due to the Browns Ferry Nuclear Plant ("Browns Ferry") subsequent license renewal ("SLR") and the depreciable life assumptions for the Kingston and Cumberland Fossil Plants. These decreases in Depreciation and amortization expense were partially offset by an increase due to depreciation of additions to net completed plant.

Results of Operations

Sales of Electricity

Sales of electricity were 41,966 million and 42,745 million kilowatt hours ("kWh") for the three months ended March 31, 2026 and 2025, respectively. Sales of electricity were 81,543 million and 80,776 million kWh for the six months ended March 31, 2026 and 2025, respectively. The total sales of electricity during the six months ended March 31, 2025 included 59 thousand kWh of pre-commercial generation at the Johnsonville Aeroderivative Combustion Turbine ("CT") Facility ("Johnsonville Facility"), of which 49 thousand kWh was recognized in the three months ended March 31, 2025. TVA sells power at wholesale rates to local power company customers ("LPCs") that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

The following charts compare TVA's sales of electricity by customer type for the periods indicated:

The following charts show a breakdown of TVA's energy load:
Note
Information included in the charts above was derived from energy usage of directly served customers and customers served by LPCs during calendar year ("CY") 2025, and these graphs will continue to be updated on a CY basis.

Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit.

	Degree Days
	Variation from Normal						Change from Prior Period
	2026	Normal	Percent Variation	2025	Normal	Percent Variation	Change	Percent Change
Heating Degree Days
Three Months Ended March 31	1,560	1,689	(7.6)%	1,761	1,689	4.3%	(201)	(11.4)%
Six Months Ended March 31	2,710	2,932	(7.6)%	2,743	2,932	(6.4)%	(33)	(1.2)%

Cooling Degree Days
Three Months Ended March 31	49	10	390.0%	12	10	20.0%	37	308.3%
Six Months Ended March 31	119	71	67.6%	101	71	42.3%	18	17.8%

Sales of electricity decreased two percent for the three months ended March 31, 2026, as compared to the same period of the prior year. For the three months ended March 31, 2026, weather conditions were milder as compared to the same period of the prior year, which resulted in an 11 percent decrease in heating degree days. Partially offsetting this decrease was an increase due to higher sales within the data processing, hosting, and related services sector.

Sales of electricity increased one percent for the six months ended March 31, 2026, as compared to the same period of the prior year. Sales volume increased primarily due to higher sales within the data processing, hosting, and related services sector.

Financial Results

The following table compares operating results for the three and six months ended March 31, 2026 and 2025:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended March 31				Six Months Ended March 31
	2026	2025	Change	Percent Change	2026	2025	Change	Percent Change
Operating revenues	$3,546	$3,532	$14	0.4%	$6,595	$6,452	$143	2.2%
Operating expenses	2,832	2,816	16	0.6%	5,329	5,323	6	0.1%
Operating income	714	716	(2)	(0.3)%	1,266	1,129	137	12.1%
Other income, net	11	12	(1)	(8.3)%	55	29	26	89.7%
Other net periodic benefit cost	25	27	(2)	(7.4)%	46	52	(6)	(11.5)%
Interest expense	308	293	15	5.1%	617	573	44	7.7%
Net income	$392	$408	$(16)	(3.9)%	$658	$533	$125	23.5%

Operating Revenues.  Operating revenues for both the three months ended March 31, 2026 and the three months ended March 31, 2025, were $3.5 billion. Operating revenues for the six months ended March 31, 2026 and 2025, were $6.6 billion and $6.5 billion, respectively. The following table compares TVA's operating revenues for the periods indicated:

Operating Revenues by Customer Type (in millions)
	Three Months Ended March 31				Six Months Ended March 31
	2026	2025	Change	Percent Change	2026	2025	Change	Percent Change
Operating revenues
Local power company customers	$3,181	$3,199	$(18)	(0.6)%	$5,917	$5,815	$102	1.8%
Industries directly served	267	245	22	9.0%	503	475	28	5.9%
Federal agencies and other	39	34	5	14.7%	68	64	4	6.3%
Revenue capitalized during pre-commercial plant operations(1)	—	(2)	2	(100.0)%	—	(2)	2	(100.0)%
Other revenue	59	56	3	5.4%	107	100	7	7.0%
Total operating revenues	$3,546	$3,532	$14	0.4%	$6,595	$6,452	$143	2.2%
Note
(1) Represents revenue capitalized during pre-commercial operations at the Johnsonville Facility for the three and six months ended March 31, 2025.

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES accounted for seven percent and eight percent, respectively, of TVA's total operating revenues for both the six months ended March 31, 2026 and the six months ended March 31, 2025.

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

TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of March 31, 2026, 148 LPCs had signed the 20-year Partnership Agreement with TVA.

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

The changes in revenue components are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended March 31			Six Months Ended March 31
	2026	2025	Change	2026	2025	Change
Base revenue
Energy revenue	$1,365	$1,403	$(38)	$2,602	$2,591	$11
Demand revenue	1,092	1,120	(28)	2,103	2,025	78
Grid access charge	162	162	—	324	324	—
Long-term partnership credits for LPCs	(59)	(61)	2	(113)	(111)	(2)
Other charges and credits(1)	(202)	(196)	(6)	(361)	(356)	(5)
Total base revenue	2,358	2,428	(70)	4,555	4,473	82
Fuel cost recovery	1,125	1,049	76	1,927	1,879	48
Off-system sales	4	1	3	6	2	4
Revenue capitalized during pre-commercial plant operations(2)	—	(2)	2	—	(2)	2
Revenue from sales of electricity	3,487	3,476	11	6,488	6,352	136
Other revenue	59	56	3	107	100	7
Total operating revenues	$3,546	$3,532	$14	$6,595	$6,452	$143
Notes
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 16 — Revenue.
(2) Represents revenue capitalized during pre-commercial operations at the Johnsonville Facility for the three and six months ended March 31, 2025.

Operating revenues increased $14 million for the three months ended March 31, 2026, as compared to the same period of the prior year, primarily due to a $76 million increase in fuel cost recovery revenue driven by a $96 million increase attributable to higher fuel cost recovery rates, partially offset by a $20 million decrease attributable to lower sales volume. The higher fuel cost recovery rates were primarily due to higher natural gas prices as compared to the same period of the prior year. The increase in fuel cost recovery revenue was partially offset by a $70 million decrease in base revenue. The $70 million decrease in base revenue was driven by a $59 million decrease attributable to lower sales volume and an $11 million decrease attributable to lower effective base rates. Lower sales volume was driven by weather conditions that were milder as compared to the same period of the prior year which were partially offset by higher sales within the data processing, hosting, and related services sector.

Operating revenues increased $143 million for the six months ended March 31, 2026, as compared to the same period the prior year, primarily due to a $82 million increase in base revenue. The $82 million increase in base revenue was driven by a $67 million increase attributable to higher sales volume and a $15 million increase attributable to higher effective base rates. The higher sales volume was primarily due to higher sales within the data processing, hosting, and related services sector. In addition, there was a $48 million increase in fuel cost recovery revenue. The $48 million increase in fuel cost recovery revenue was driven by a $31 million increase attributable to higher fuel rates as a result of higher natural gas prices as compared to the same period of the prior year and a $17 million increase attributable to higher sales volume.

See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three and six months ended March 31, 2026 and 2025, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended March 31				Six Months Ended March 31
	2026	2025	Change	Percent Change	2026	2025	Change	Percent Change
Operating expenses
Fuel	$683	$580	$103	17.8%	$1,197	$1,085	$112	10.3%
Purchased power	588	572	16	2.8%	998	966	32	3.3%
Operating and maintenance	882	944	(62)	(6.6)%	1,731	1,849	(118)	(6.4)%
Depreciation and amortization	511	562	(51)	(9.1)%	1,082	1,119	(37)	(3.3)%
Tax equivalents	168	158	10	6.3%	321	304	17	5.6%
Total operating expenses	$2,832	$2,816	$16	0.6%	$5,329	$5,323	$6	0.1%
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

Fuel expense increased $103 million for the three months ended March 31, 2026, as compared to the same period of the prior year. This increase was primarily due to an increase in effective fuel rates due to higher natural gas prices, resulting in a $115 million increase in fuel expense. Additionally, fuel expense increased $40 million due to higher levels of TVA generation as compared to the same period of the prior year. Partially offsetting these increases was a decrease of $52 million due to the deferral of significant expenses that were the result of higher than expected natural gas prices.

Purchased power expense increased $16 million for the three months ended March 31, 2026, as compared to the same period of the prior year. This increase was primarily due to higher purchased power market prices compared to the same period of the prior year, resulting in a $246 million increase. Partially offsetting this increase was a decrease of $196 million due to higher levels of TVA generation as compared to the same period of the prior year. Additionally, purchased power expense decreased $34 million due to the deferral of significant expenses that were the result of higher than expected market prices.

Operating and maintenance expense decreased $62 million for the three months ended March 31, 2026, as compared to the same period of the prior year. This decrease was driven by a $48 million decrease in payroll and benefit costs primarily due to severance costs associated with the Enterprise Transformation Program ("ETP") efforts in the three months ended March 31, 2025, and a decrease in headcount as compared to the prior year.

Depreciation and amortization expense decreased $51 million for the three months ended March 31, 2026, as compared to the same period of the prior year.  This decrease was primarily driven by a $45 million decrease in depreciation expense due to the December 2025 Browns Ferry SLR, which extended the useful life of the three nuclear units for an additional 20 years, and a $33 million decrease due to the depreciable life assumptions for the Cumberland and Kingston Fossil Plants. Partially offsetting these decreases was an increase due to depreciation of additions to net completed plant.

Tax equivalents expense increased $10 million for the three months ended March 31, 2026, as compared to the same period of the prior year. This change is primarily driven by an increase in TVA's revenue from sales of electricity in 2025, which is used as the basis for calculating tax equivalent expense.

Six Months Ended March 31, 2026, Compared to Six Months Ended March 31, 2025

Fuel expense increased $112 million for the six months ended March 31, 2026, as compared to the same period of the prior year. This increase was primarily due to an increase in effective fuel rates due to higher natural gas prices, resulting in a $133 million increase in fuel expense. Additionally, fuel expense increased $70 million due to higher levels of TVA generation as compared to the same period of the prior year. Partially offsetting these increases was a decrease of $91 million due to the deferral of significant expenses that were the result of higher than expected natural gas prices.

Purchased power expense increased $32 million for the six months ended March 31, 2026, as compared to the same period of the prior year. This increase was primarily due to higher purchased power market prices compared to the same period of the prior year, resulting in a $299 million increase. Partially offsetting this increase was a decrease of $199 million due to higher levels of TVA generation as compared to the same period of the prior year. Additionally, purchased power expense decreased $68 million due to the deferral of significant expenses that were the result of higher than expected market prices.

Operating and maintenance expense decreased $118 million for the six months ended March 31, 2026, as compared to the same period of the prior year. This decrease was primarily due to IRA tax credits recorded in the three months ended December 31, 2025, which contributed $62 million to the overall decrease. These credits were recognized as a reduction in Operating and maintenance expense based on what the credits were intended to reimburse. See Note 1 — Summary of Significant Accounting Policies — Government Grants. In addition, there was a $48 million decrease in payroll and benefit costs primarily due to severance costs associated with the ETP efforts in the six months ended March 31, 2025, and a decrease in headcount as compared to the prior year.

Depreciation and amortization expense decreased $37 million for the six months ended March 31, 2026, as compared to the same period of the prior year. This decrease was primarily driven by a $60 million decrease in depreciation expense due to the December 2025 Browns Ferry SLR, which extended the useful life of the three nuclear units for an additional 20 years, and a $33 million decrease due to the depreciable life assumptions for the Cumberland and Kingston Fossil Plants. Partially offsetting these decreases was an increase due to depreciation of additions to net completed plant.

Tax equivalents expense increased $17 million for the six months ended March 31, 2026, as compared to the same period of the prior year. This change is primarily driven by an increase in TVA's revenue from sales of electricity in 2025, which is used as the basis for calculating tax equivalent expense.

Generating Sources. The following tables show TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated.

Total Power Supply by Generating Source For the three months ended March 31 (millions of kWh)
	2026		2025
Nuclear	17,124	40%	11,911	27%
Natural gas and/or oil-fired(1)	10,018	23%	12,362	28%
Coal-fired	6,438	15%	6,282	15%
Hydroelectric	2,869	7%	3,887	9%
Total TVA-operated generation facilities(2)(3)	36,449	85%	34,442	79%
Purchased power (natural gas and/or oil-fired)(4)	2,986	7%	4,789	11%
Purchased power (wind)(5)	1,094	3%	1,125	3%
Purchased power (other renewables)(6)	950	2%	637	1%
Purchased power (coal-fired)	814	2%	1,427	3%
Purchased power (hydroelectric)	483	1%	1,056	3%
Total purchased power(3)	6,327	15%	9,034	21%
Total power supply	42,776	100%	43,476	100%
Notes
(1) The generation for the three months ended March 31, 2025 included 49 thousand kWh of pre-commercial generation at the Johnsonville Facility.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the three months ended March 31, 2026, and three months ended March 31, 2025. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(4) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,141 million kWh and 1,486 million kWh for the three months ended March 31, 2026, and 2025, respectively.
(5) At March 31, 2025, 1,125 megawatts ("MWs") previously classified as Purchased power (other renewables) has been reclassified to Purchased power (wind)
to conform to current year presentation.
(6) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, biomass, and renewable cogeneration. TVA acquires Renewable Energy Certificates ("RECs") in connection with certain purchased power transactions and sells some of these RECs to customers.

Total Power Supply by Generating Source For the six months ended March 31 (millions of kWh)
	2026		2025
Nuclear	33,772	41%	25,901	31%
Natural gas and/or oil-fired(1)	18,738	22%	21,224	26%
Coal-fired	11,878	14%	11,618	14%
Hydroelectric	5,530	7%	7,246	9%
Total TVA-operated generation facilities(2)(3)	69,918	84%	65,989	80%
Purchased power (natural gas and/or oil-fired)(4)	6,139	7%	8,830	11%
Purchased power (coal-fired)	2,213	3%	2,361	3%
Purchased power (wind)(5)	2,001	3%	2,149	3%
Purchased power (other renewables)(6)	1,703	2%	1,218	1%
Purchased power (hydroelectric)	1,056	1%	1,713	2%
Total purchased power(3)	13,112	16%	16,271	20%
Total power supply	83,030	100%	82,260	100%
Notes
(1) The generation for the six months ended March 31, 2025 included 59 thousand kWh of pre-commercial generation at the Johnsonville Facility.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the six months ended March 31, 2026, and six months ended March 31, 2025. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(4) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia CC, which is currently a leased facility operated by TVA. Generation from Caledonia CC was 2,161 million kWh and 2,724 million kWh for the six months ended March 31, 2026, and 2025, respectively.
(5) At March 31, 2025, 2,149 MWs previously classified as Purchased power (other renewables) has been reclassified to Purchased power (wind)
to conform to current year presentation.
(6) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, biomass, and renewable cogeneration. TVA acquires RECs in connection with certain purchased power transactions and sells some of these RECs to customers.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. In 2026, TVA expects to invest $133 million on its energy efficiency programs and anticipates approximately 400 gigawatt hours of net incremental energy efficiency savings. During the three and six months ended March 31, 2026, TVA invested $55 million and $82 million on energy efficiency programs, respectively.

Interest Expense.  Interest expense and interest rates for the three and six months ended March 31, 2026, and the three and six months ended March 31, 2025, were as follows:

Interest Expense and Rates (in millions)
	Three Months Ended March 31			Six Months Ended March 31
	2026	2025	Percent Change	2026	2025	Percent Change
Interest expense(1)	$308	$293	5.1%	$617	$573	7.7%

Average blended debt balance(2)	$23,583	$22,527	4.7%	$23,495	$22,018	6.7%

Average blended interest rate(3)	5.04%	4.97%	1.4%	5.07%	4.98%	1.8%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIEs"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIEs, and discount notes.

Total interest expense increased $15 million for the three months ended March 31, 2026, as compared to the same period of the prior year. This increase was primarily driven by a $16 million increase from higher average balances and rates on long‐term debt and a $3 million increase in interest from higher average balances on short-term debt. This increase was partially offset by lower interest on short-term debt primarily due to lower rates.

Total interest expense increased $44 million for the six months ended March 31, 2026, as compared to the same period of the prior year. This increase was primarily driven by a $49 million increase from higher average balances and rates on long-term debt and a $2 million increase in interest from higher average balances on short-term debt. This increase was partially offset by lower interest on short-term debt primarily due to lower rates.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's other sources of potential liquidity include three revolving credit facilities totaling $2.5 billion, a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), and proceeds from other financings. See Note 13 — Debt and Other Obligations — Credit Facility Agreements. The TVA Board of Directors ("TVA Board") authorized TVA to issue power bonds and enter into other financing arrangements in an aggregate amount not to exceed $3.0 billion during 2026. Other financing arrangements may include, but are not limited to, lease financings, transactions supported by certain PPAs, energy prepayments from customers, and other similar agreements. TVA may also engage from time to time in other alternative forms of financing such as sales of receivables or loans.

The Tennessee Valley Authority Act of 1933, as amended ("TVA Act"), authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at March 31, 2026, were $22.1 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds could provide supplementary funding if needed. Currently, TVA expects to utilize a combination of Bonds, other financings, or potentially additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments. TVA may also receive funding by filing for credits available under the IRA, by applying for grants or other funding available under the Bipartisan Infrastructure Law ("BIL"), from other federal funding opportunities, or from other third- party financing arrangements. See Lease Financings below, Key Initiatives and Challenges — Funding Opportunities, Note 10 — Variable Interest Entities, and Note 13 — Debt and Other Obligations for additional information.

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

Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At March 31, 2026, the average maturity of long-term power bonds was 14.22 years, and the weighted average interest rate was 4.74 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and tax equivalents, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at March 31, 2026. See Lease Financings below, Note 10 — Variable Interest Entities, and Note 13 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowings (in millions)
	At March 31, 2026	Three Months Ended March 31, 2026	Six Months Ended March 31, 2026	At March 31, 2025	Three Months Ended March 31, 2025	Six Months Ended March 31, 2025
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$1,350	$1,184	$867	$351	$683	$760
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,399	$1,399	N/A	$1,359	$1,541
Weighted Average Interest Rate
Discount notes	3.64%	3.63%	3.73%	4.25%	4.16%	4.39%
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

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $522 million and $547 million at March 31, 2026 and 2025, respectively. A summary of cash flow components for the six months ended March 31, 2026 and 2025, follows:

    Cash provided by (used in):

Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

Net cash flows provided by operating activities decreased $355 million for the six months ended March 31, 2026, as compared to the same period of the prior year. The decrease was primarily due to higher fuel and purchased power payments, significantly fewer customer deposits, and lower customer collections as compared to the same period of the prior year. Fewer customer deposits were primarily driven by the conclusion of certain transmission studies. Lower customer collections were primarily the result of the distributor prepayment program which allowed for customers to prepay their invoices and receive interest credits. The program terminated on September 30, 2025.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities decreased $463 million for the six months ended March 31, 2026, as compared to the same period of the prior year. The decrease was driven by less spend related to capacity expansion projects, primarily related to the Cumberland natural gas project nearing completion and higher spend on the Kingston natural gas project in the prior year. In addition, during the six months ended March 31, 2026, TVA received cash related to insurance proceeds for property recovery and IRA tax credits related to capital assets.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

Net cash provided by financing activities decreased $1.2 billion for the six months ended March 31, 2026, as compared to the same period of the prior year. The decrease is primarily due to the timing of debt maturities related to power bond redemptions, combined with lower proceeds from debt of variable interest entities, along with the use of cash on hand to pay bond maturities. TVA anticipates a need to increase debt in the coming years as it continues to invest in power system assets, which may result in positive net cash flows provided by financing activities in future periods.

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

During the six months ended March 31, 2026, TVA signed two battery energy storage system agreements which are expected to commence by the summer of 2029. The terms of the agreements are 20 years and capacity payments over the terms of the agreements are expected to total over $1.3 billion. Both agreements include a lease component. In addition, TVA's fuel purchase obligations increased $222 million primarily due to new and/or extended contracts for natural gas with commitments from 2026 to 2035 and increased contract costs for natural gas transportation.

Key Initiatives and Challenges

There have been no material changes to the key initiatives and challenges described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges of the Annual Report, except as described below.

Capacity

Natural Gas Fired Units. TVA is constructing a 200 MW aeroderivative CT project at TVA's Allen site. An approved construction air permit was received in December 2025. As of March 31, 2026, TVA had spent $254 million on the project at Allen and could spend up to an additional $109 million.

TVA is constructing a 350 MW project at TVA's Lagoon Creek site for four additional CTs. TVA completed an Environmental Impact Statement ("EIS") for 16 units at the site prior to construction of the currently operational 12 units, and in December 2025, TVA deemed that the existing EIS fulfilled National Environmental Policy Act ("NEPA") requirements for the additional CTs. As of March 31, 2026, TVA had spent $2 million on the project at Lagoon Creek and could spend up to an additional $668 million.

As of September 30, 2025, TVA had 10 idled units at the Johnsonville Combustion Turbine Facility (Units 1-10). In the first quarter of 2026, TVA made the decision to continue operating these units, with a total summer net capability of 500 MWs. The continued operation of these units is subject to real-time bulk electrical system operating constraints including transmission line loading limitations, fuel availability such as coal and gas, seasonal river reservoir levels, fuel blend, severe weather events, environmental and/or other regulatory constraints, transmission system outages, generator outages, or generator derates.

Pre-commercial plant operations began on Cumberland Combined Cycle Plant Unit 1 in April 2026.

Nuclear. Amid growth in energy-intensive sectors, including artificial intelligence and data centers, TVA is exploring a diverse range of nuclear technologies to help shape the most effective, scalable, and secure solutions for the region's growing economy. TVA will continue to work with the current Administration to unleash American energy and provide energy security for the nation.

Small Modular Reactors. In the second quarter of 2025, TVA requested public comment on a draft Supplemental EIS that addresses the potential environmental effects associated with site preparation, construction, operation, and decommissioning of one SMR at the Clinch River site. In April 2026, the final Supplemental EIS was issued.

Nuclear Fleet License Extensions. Subject to the completion of all appropriate environmental reviews, TVA is seeking to renew all nuclear generation units' licenses for an additional 20 years. A license renewal application was submitted to the NRC in January 2024 for the three units at Browns Ferry, and the renewal was approved by the NRC in December 2025.

Coal-Fired Fleet. In February 2026, TVA published final supplemental EISs with the preferred alternatives of continued operations of the Kingston and Cumberland Fossil Plants in conjunction with the other capacity projects being constructed at the Kingston and Cumberland sites. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Natural Gas-Fired Units and — Coal-Fired Fleet in the Annual Report.

In addition, in February 2026, the TVA Board separately authorized TVA, at the direction and discretion of the CEO, to operate the Kingston and Cumberland Fossil Plants in accordance with all applicable laws and regulatory requirements, including all requirements imposed by any applicable permits, and directed TVA staff to apply for any permits that may be applicable for TVA to continue to operate the coal units along with the new gas units. In March 2026, TVA submitted requests to the Tennessee Department of Environment and Conservation (“TDEC”) for modifications of the National Pollutant Discharge Elimination System permits for the Kingston and Cumberland Fossil Plants that would allow continued operations past December 31, 2028. In addition, TVA is developing its Prevention of Significant Deterioration (“PSD”) permit applications for the new gas units being constructed at the Kingston and Cumberland sites. TVA will need to obtain these PSD permits in order to operate the coal units along with the new gas units in the absence of regulatory relief.

Hydroelectric Pumped-Storage. New hydroelectric pumped-storage is one of several technologies that TVA is exploring to help meet peak demands and allow more baseload generation while ensuring the reliability and resiliency of the grid. In 2023, TVA announced sites for a potential future pumped-storage facility. In May 2025, a draft EIS was made available for public comment, and the final EIS was published in November 2025.

Battery Energy Storage. During the six months ended March 31, 2026, TVA signed two battery energy storage system agreements which are expected to commence by the summer of 2029. The terms of the agreements are 20 years and capacity payments over the terms of the agreements are expected to total over $1.3 billion.

Funding Opportunities

TVA continues to evaluate and pursue funding opportunities under the IRA and the BIL to help offset the cost of qualifying projects. The IRA makes certain tax-exempt entities, including TVA, eligible for a direct-pay option for certain tax credits for zero-emission energy projects or generation. As of March 31, 2026, TVA had recorded $112 million in Accounts receivable, net related to these tax credits. In addition, TVA received $26 million during the six months ended March 31, 2026, related to these credits.

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

Coal Combustion Residuals

On February 10, 2026, EPA published a final rule that provides additional time to complete facility evaluation reporting requirements for identifying CCR management units ("CCRMU") and to comply with associated groundwater monitoring provisions. In addition, this final rule makes conforming changes to the remaining CCRMU compliance requirements and deadlines. As a result of the enactment of the final rule, TVA recorded a decrease of $146 million to the ARO liability during the three months ended March 31, 2026. These amounts are forward-looking and are subject to various uncertainties, and actual amounts may differ materially based upon a number of factors, including, but not limited to, the outcome of legal challenges to the Legacy CCR Rule, ongoing evaluations of the number and scope of newly regulated units, and determinations on final closure requirements and performance standards. See Forward-Looking Information in this Quarterly Report and Part I, Item 1A, Risk Factors in the Annual Report for a discussion of additional factors. See also Note 12 — Asset Retirement Obligations.

In addition, on April 13, 2026, EPA issued a proposed rule that would revise existing federal CCR regulations. Specifically, EPA proposed, among other things, changes to the regulations that could authorize permitting authorities to approve alternative closure standards, timelines, methods, and points of compliance. EPA is soliciting feedback during the public comment period that could support significant additional changes when the proposed rule is finalized. TVA is evaluating the potential impact of the proposed rule. See Part I, Item 1, Business – Environmental Matters – Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals in the Annual Report.

Corporate Governance

Board. In January 2026, Jeff Hagood, Arthur Graham, Mitch Graves, and Randall Jones took their oath of office and began their service as members of the TVA Board. With these new Board members, the TVA Board now has a quorum. In addition, in January 2026, the TVA Board approved committee assignments, and the current assignments are as follows: Audit, Risk, and Cybersecurity Committee members are Mitch Graves (Chair), Arthur Graham, and Robert P. Klein; Finance, Rates, and Portfolio Committee members are A. Wade White (Chair), Arthur Graham, and Randall Jones; External Stakeholders and Regulation Committee members are Randall Jones (Chair), A. Wade White, and Jeff Hagood; Operations and Nuclear Oversight Committee members are Robert P. Klein (Chair), Arthur Graham, Mitch Graves, and A. Wade White; and People and Governance Committee members are Jeff Hagood (Chair), Robert P. Klein, and Mitch Graves.

On February 24, 2026, William J. Renick resigned as a member of the TVA Board. On February 27, 2026, the TVA Board approved the selection of Mitch Graves as Chair of the TVA Board. Mr. Graves assumed the role of Chair on February 27, 2026, and his role ends on April 1, 2027. In addition, the TVA Board also approved the selection of Jeff Hagood to serve as Chair Elect and to serve as Chair for a term ending on May 18, 2029. Mr. Hagood's term as Chair will begin on the earlier of April 1, 2027, or the date that Mr. Graves is unable to serve as Chair.

Management. Effective January 15, 2026, Rebecca C. Tolene was no longer performing the duties of TVA’s Executive Vice President and General Counsel and will be departing TVA. In addition, effective March 2, 2026, Jeremy P. Fisher was no longer performing the duties of TVA’s Executive Vice President and Chief Business Officer and will be departing TVA.

On April 3, 2026, Donald A. Moul notified TVA and the TVA Board of his intention to retire on July 1, 2026. On April 7, 2026, TVA entered into a separation and release agreement with Mr. Moul under which he is entitled to severance and retirement benefits that are materially consistent with the benefits described in TVA’s Executive Severance Plan and Long-Term Incentive Plan ("LTIP"). See Part III, Item 11, Executive Compensation in the Annual Report for additional information.

On April 24, 2026, TVA announced that Michael D. Skaggs had been appointed as TVA’s new Interim President and Chief Executive Officer, succeeding Mr. Moul. Mr. Skaggs started on April 24, 2026, and his appointment ends on April 24, 2027, with the option to extend the term based on the agreement of the parties.

Compensation Actions. On February 11, 2026, the TVA Board approved the replacement of the Carbon-Free Performance Indicator measure and related goals under the LTIP with a new Project Milestones measure and related goals for the 2024 - 2026, 2025 - 2027, and 2026 - 2028 performance cycles.

Presidential Memorandum Regarding Compensation Practices at TVA. On March 11, 2026, President Trump issued a Presidential Memorandum directing the TVA Board, as appropriate and if consistent with its annual survey of prevailing compensation, to adopt and implement policies establishing a maximum total annual compensation limit of $500,000 for all TVA employees, including the CEO. The memorandum directs the TVA Board to consider whether to adopt such policies within 90 days of the date of the memorandum. The TVA Board is currently considering the memorandum in consideration of its obligations under the TVA Act. See Part III, Item 11, Executive Compensation — Compensation Discussion and Analysis in the Annual Report for a discussion of the TVA Board’s obligations under the TVA Act with respect to compensation matters.

Environmental Matters

There have been no material changes to the environmental matters described in Part I, Item 1, Business — Environmental Matters of the Annual Report, except as described below.

Clean Air Act Programs and Regulations.

Mercury and Air Toxics Standards for Electric Utility Units. On February 24, 2026, EPA published the repeal of the 2024 MATS Rule. This final rule removes the 2024 filterable particulate matter ("PM") emission standard for coal-fired electric generating units ("EGUs"), the tighter mercury standard for lignite-fired EGUs, and the requirement to use PM Continuous Emission Monitoring Systems. TVA is currently evaluating how these changes will impact its operations. See Part I, Item 1, Business — Environmental Matters — Clean Air Act Programs and Regulations — Mercury and Air Toxics Standards for Electric Utility Units in the Annual Report.

Water Quality Control Developments

Steam-Electric Effluent Guidelines. On December 31, 2025, EPA published a final effluent limitation guidelines (“ELG”) deadline extensions rule that extends certain compliance deadlines in the 2024 ELG rule and provides authority to state permitting authorities to extend other compliance deadlines in the 2020 and 2024 ELG rules. In March 2026, TVA requested modifications to the National Pollutant Discharge Elimination System permits for applicable facilities to incorporate the requirements of the rule. This rule provides TVA with greater flexibility with its coal-fired plants to meet future generation and reliability requirements. See Part I, Item 1, Business – Environmental Matters – Water Quality Control Developments – Steam-Electric Effluent Guidelines in the Annual Report.

Cleanup of Solid and Hazardous Wastes

Coal Combustion Residuals. In August 2015, TDEC issued an order that includes an iterative process through which TVA and TDEC will investigate, assess, and remediate any unacceptable risks resulting from Coal Combustion Residuals ("CCR") management and disposal at TVA's current and former coal-fired generating units in the State of Tennessee. As part of this process, TVA submitted environmental assessment reports (“EARs”) to TDEC, and after the EARs were approved, TVA submitted Corrective Action/Risk Assessment (“CARA”) Plans that identified the unacceptable risks and all associated TVA actions to remediate those risks. TDEC will review the CARA Plans and provide comments, and TVA will make revisions to address TDEC's comments until TDEC approves a final CARA Plan for each site. The public also will have an opportunity to review and comment on each CARA Plan prior to TDEC's approval of the final plan. On November 14, 2025, TDEC approved the final CARA Plan for Allen Fossil Plant. See Key Initiatives and Challenges – Coal Combustion Residuals above for a discussion of recent EPA actions related to federal CCR regulations.

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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities. As of March 31, 2026, TVA had accrued $10 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 21 — Commitments and Contingencies — Legal Proceedings, which discussions are incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to TVA’s management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the Interim President and CEO, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2026.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, TVA completed the implementation of its enterprise resource planning ("ERP") cloud-based financial system, replacing the previous financial system. The implementation resulted in significant changes to processes, procedures, and controls which represent a material change to TVA’s internal control over financial reporting ("ICFR"). Except for the ERP implementation described above, there were no other changes in TVA's ICFR (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, TVA's ICFR.

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

For a discussion of certain current material Legal Proceedings, see Note 21 — Commitments and Contingencies — Contingencies — Legal Proceedings, which discussions are incorporated by reference into this Part II, Item 1, Legal Proceedings.

ITEM 1A.  RISK FACTORS

There are no material changes related to risk factors from the risk factors disclosed in Part I, Item 1A, Risk Factors in the Annual Report, except as described below.

A loss of a quorum of the TVA Board of Directors could limit TVA's ability to adapt to changing business conditions.

Under the TVA Act, a quorum of the TVA Board is five members. In January 2026, the TVA Board regained a quorum, and it currently has six members. Becoming a member of the TVA Board requires confirmation by the U.S. Senate following appointment by the President, and this process may be lengthy. In addition, the President may remove TVA Board members, and TVA Board members may resign or otherwise leave office before a successor is commissioned. Without a quorum, the TVA
Board may not have authority to direct TVA into new areas of activity, to embark on new programs, or to change TVA's existing direction. As such, the loss of a quorum for an extended period of time may have a negative impact on TVA's ability to change the rates TVA charges for power, change long-term objectives, plans, and policies, and respond to significant changes in technology, the regulatory environment, or the industry overall and, in turn, negatively affect TVA's cash flows, results of operations, financial condition, and reputation.

Failure to attract and retain an appropriately qualified workforce may negatively affect TVA's results of operations.
TVA's business depends on its ability to recruit and retain key executive officers as well as skilled professional and technical employees. Labor is subject to external factors that are beyond TVA's control, including the highly competitive market for skilled workers and leaders, inflation, regional health emergencies, and workforce participation rates. In addition, the ability to attract and retain an appropriately qualified workforce may be negatively impacted by changes to TVA's compensation policies or practices that disincentivize superior performance, limit total compensation, or otherwise make such policies or practices less competitive. Such changes to TVA’s compensation policies and practices may result from, among other things, presidential memoranda regarding compensation practices at TVA. The inability to attract and retain an appropriately qualified workforce could adversely affect TVA's ability to, among other things, operate and maintain generation and transmission facilities, complete large construction projects, and successfully implement its continuous improvement initiatives.

ITEM 5.  OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended March 31, 2026, no director or officer of TVA notified TVA of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Separation and Release Agreement Between TVA and Rebecca Tolene Dated as of February 4, 2026

10.2*	Separation and Release Agreement Between TVA and Jeremy Fisher Dated as of March 2, 2026

10.3	Offer Letter Between TVA and Michael D. Skaggs Dated as of April 24, 2026 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 24, 2026, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Interim Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Interim Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

* Certain information has been omitted because it is not material and is the type of information that TVA treats as private and/or confidential, and certain attachments have been omitted. TVA hereby undertakes to furnish the omitted information and copies of the omitted attachments upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 4, 2026		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Michael D. Skaggs
Michael D. Skaggs
Interim President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ Thomas C. Rice
Thomas C. Rice
Executive Vice President and Chief Financial Officer (Principal Financial Officer)