Form 10-Q
period 2026-06-30
Tennessee Valley Authority
filed 2026-08-04
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Yes ☐   No ☒

Number of shares of common stock outstanding at August 3, 2026: N/A

Page
GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	4
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Balance Sheets (Unaudited)...........................................................................................................................	7
Consolidated Statements of Operations (Unaudited)............................................................................................................	9
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)............................................................................	9
Consolidated Statements of Cash Flows (Unaudited)..........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (Unaudited)............................................................................	11
Notes to Consolidated Financial Statements (Unaudited)....................................................................................................	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	47
Executive Overview...............................................................................................................................................................	47
Results of Operations............................................................................................................................................................	48
Liquidity and Capital Resources............................................................................................................................................	55
Key Initiatives and Challenges..............................................................................................................................................	58
Environmental Matters..........................................................................................................................................................	60
Legal Proceedings................................................................................................................................................................	61
Critical Accounting Estimates................................................................................................................................................	61
New Accounting Standards and Interpretations....................................................................................................................	61
Legislative and Regulatory Matters.......................................................................................................................................	62

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	62

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	62
Disclosure Controls and Procedures.....................................................................................................................................	62
Changes in Internal Control over Financial Reporting..........................................................................................................	62

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	63

ITEM 1A. RISK FACTORS............................................................................................................................................................	63

ITEM 5. OTHER INFORMATION..................................................................................................................................................	63

ITEM 6. EXHIBITS........................................................................................................................................................................	64

SIGNATURES...............................................................................................................................................................................	65

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the "Quarterly Report"):

Term or Acronym	Definition
2015 CCR Rule	2015 Coal Combustion Residuals Rule
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
Bonds	Bonds, notes, or other evidences of indebtedness
CAA	Clean Air Act
CARA	Corrective Action/Risk Assessment
CCR	Coal combustion residuals
CEO	Chief Executive Officer
CODM	Chief Operating Decision Maker
CT	Combustion turbine
CCCGL	Cumberland Combined Cycle Generation LLC
CGHLLC	Cumberland Generation Holdco LLC
CUF	Cumberland Coal-Fired Plant
CUG	Cumberland Combined Cycle Gas Plant
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
ELG	Effluent limitation guidelines
EPA	Environmental Protection Agency
ETP	Enterprise Transformation Program
Exchange Act	Securities Exchange Act of 1934
FHP	Financial Hedging Program
GAAP	Generally Accepted Accounting Principles
GAC	Grid access charge
GVH	GE Vernova Hitachi Nuclear Energy
Holdco	John Sevier Holdco LLC
IRA	Inflation Reduction Act of 2022
JACTG	Johnsonville Aeroderivative Combustion Turbine Generation LLC
JHLLC	Johnsonville Holdco LLC
Johnsonville Facility	Johnsonville Aeroderivative Combustion Turbine Facility
JSCCG	John Sevier Combined Cycle Generation LLC
KIF	Kingston Coal-Fired Plant
KIG	Kingston Gas Plant
kWh	Kilowatt hours
Legacy CCR Rule	Legacy Coal Combustion Residuals Rule
LPCs	Local power company customers
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
Moody's	Moody's Investors Service, Inc.
MtM	Mark-to-Market
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited

NES	Nashville Electric Service
NRC	Nuclear Regulatory Commission
PPA(s)	Power Purchase Agreement(s)
PSD	Prevention of Significant Deterioration
RP	Restoration Plan
SCCG	Southaven Combined Cycle Generation LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SLR	Subsequent license renewal
TDEC	Tennessee Department of Environment and Conservation
TVA	Tennessee Valley Authority
TVA Act	Tennessee Valley Authority Act of 1933, as amended
TVA Board	TVA Board of Directors
U.S.	United States
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

GENERAL INFORMATION

Fiscal Year

References to years (2026, 2025, etc.) in this Quarterly Report are to the Tennessee Valley Authority's ("TVA's") fiscal years ending September 30.  Years that are preceded by "CY" are references to calendar years.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

ASSETS
	June 30, 2026	September 30, 2025
Current assets
Cash and cash equivalents	$1,416	$1,576
Restricted cash of variable interest entity	68	—
Accounts receivable, net	2,172	2,119
Inventories, net	1,264	1,193
Regulatory assets	233	127
Other current assets	279	162
Total current assets	5,432	5,177

Property, plant, and equipment
Completed plant	71,403	71,574
Less accumulated depreciation	(39,343)	(38,716)
Net completed plant	32,060	32,858
Construction in progress	8,073	6,760
Nuclear fuel	1,226	1,185
Finance leases	608	663
Total property, plant, and equipment, net	41,967	41,466

Investment funds	6,245	5,573

Regulatory and other long-term assets
Regulatory assets	7,496	8,047
Operating lease assets, net of amortization	75	113
Other long-term assets	429	506
Total regulatory and other long-term assets	8,000	8,666

Total assets	$61,644	$60,882
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	June 30, 2026	September 30, 2025
Current liabilities
Accounts payable and accrued liabilities	$3,148	$3,299
Accrued interest	330	348
Asset retirement obligations	313	313
Regulatory liabilities	215	228
Short-term debt, net	500	—
Current maturities of power bonds	1,020	1,370
Current maturities of long-term debt of variable interest entities	75	49
Total current liabilities	5,601	5,607

Other liabilities
Post-retirement and post-employment benefit obligations	1,987	2,183
Asset retirement obligations	9,222	10,101
Finance lease liabilities	600	640
Other long-term liabilities	1,436	1,606
Regulatory liabilities	321	141
Total other liabilities	13,566	14,671

Long-term debt, net
Long-term power bonds, net	19,443	20,461
Long-term debt of variable interest entities, net	3,551	1,632
Total long-term debt, net	22,994	22,093

Total liabilities	42,161	42,371

Commitments and contingencies (Note 21)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	18,762	17,797
Total power program proprietary capital	19,020	18,055
Nonpower programs appropriation investment, net	504	510
Accumulated other comprehensive loss	(41)	(54)
Total proprietary capital	19,483	18,511

Total liabilities and proprietary capital	$61,644	$60,882
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
Operating revenues
Revenue from sales of electricity	$3,389	$3,261	$9,877	$9,613
Other revenue	53	45	160	145
Total operating revenues	3,442	3,306	10,037	9,758
Operating expenses
Fuel	685	589	1,882	1,674
Purchased power	563	550	1,561	1,516
Operating and maintenance	964	922	2,695	2,771
Depreciation and amortization	448	572	1,530	1,691
Tax equivalents	171	156	492	460
Total operating expenses	2,831	2,789	8,160	8,112
Operating income	611	517	1,877	1,646
Other income, net	34	29	89	58
Other net periodic benefit cost	22	27	68	79
Interest expense	316	307	933	880
Net income	$307	$212	$965	$745
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
Net income	$307	$212	$965	$745
Other comprehensive income (loss)
Net unrealized gain on cash flow hedges	17	47	8	24
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	(7)	(38)	5	(15)
Total other comprehensive income	10	9	13	9
Total comprehensive income	$317	$221	$978	$754
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Nine Months Ended June 30
 (in millions)

	2026	2025
Cash flows from operating activities
Net income	$965	$745
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	1,549	1,707
Amortization of nuclear fuel cost	266	208
Non-cash retirement benefit expense	92	112
Other regulatory amortization and deferrals	(86)	(38)
Changes in current assets and liabilities
Accounts receivable, net	(20)	(76)
Inventories and other current assets, net	(137)	(67)
Accounts payable and accrued liabilities	(159)	3
Accrued interest	(20)	31
Pension contributions	(236)	(235)
Settlements of asset retirement obligations	(202)	(190)
Other, net	(129)	(124)
Net cash provided by operating activities	1,883	2,076

Cash flows from investing activities
Construction expenditures	(2,874)	(3,461)
Nuclear fuel expenditures	(274)	(198)
Contributions in aid of construction	86	95
Purchases of investments	(4)	(4)
Loans and other receivables
Advances	(10)	—
Repayments	4	10
Other, net	73	(70)
Net cash used in investing activities	(2,999)	(3,628)

Cash flows from financing activities
Long-term debt
Issues of power bonds	—	2,722
Proceeds from variable interest entities	2,000	800
Redemptions and repurchases of power bonds	(1,370)	(1,022)
Redemptions of debt of variable interest entities	(29)	(23)
Short-term debt issuance (redemptions), net	499	(847)
Payments on leases and leasebacks	(54)	(50)
Financing costs, net	(25)	(25)
Other, net	3	(4)
Net cash provided by financing activities	1,024	1,551
Net change in cash, cash equivalents, and restricted cash	(92)	(1)
Cash, cash equivalents, and restricted cash at beginning of period	1,597	523
Cash, cash equivalents, and restricted cash at end of period	$1,505	$522
Note (1) Includes amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Three Months Ended June 30, 2026 and 2025
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2025	$258	$16,970	$514	$(52)	$17,690
Net income (loss)	—	214	(2)	—	212
Total other comprehensive income	—	—	—	9	9
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at June 30, 2025	$258	$17,182	$512	$(43)	$17,909

Balance at March 31, 2026	$258	$18,455	$506	$(51)	$19,168
Net income (loss)	—	309	(2)	—	307
Total other comprehensive income	—	—	—	10	10
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at June 30, 2026	$258	$18,762	$504	$(41)	$19,483
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the Nine Months Ended June 30, 2026 and 2025
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2024	$258	$16,437	$518	$(52)	$17,161
Net income (loss)	—	751	(6)	—	745
Total other comprehensive income	—	—	—	9	9
Return on power program appropriation investment	—	(6)	—	—	(6)
Balance at June 30, 2025	$258	$17,182	$512	$(43)	$17,909

Balance at September 30, 2025	$258	$17,797	$510	$(54)	$18,511
Net income (loss)	—	971	(6)	—	965
Total other comprehensive income	—	—	—	13	13
Return on power program appropriation investment	—	(6)	—	—	(6)
Balance at June 30, 2026	$258	$18,762	$504	$(41)	$19,483
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except where noted)

1.  Summary of Significant Accounting Policies

General

The Tennessee Valley Authority ("TVA") prepares its consolidated interim financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States of America for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2025, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2025 (the "Annual Report"). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included on the consolidated interim financial statements.

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

Reclassifications

Certain historical amounts in the accompanying consolidated financial statements have been reclassified to the current presentation. In the June 30, 2025, Consolidated Statements of Cash Flows, $76 million previously reported as Other, net in Cash flows from investing activities, was reclassified. Cash outflows for Construction expenditures increased $19 million and cash inflows for Contributions in aid of construction increased $95 million.

Cash, Cash Equivalents, and Restricted Cash

Cash includes cash on hand, non-interest bearing cash, and deposit accounts. All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalents that are restricted, as to withdrawal or use under the terms of certain contractual agreements, are recorded in Other long-term assets on the Consolidated Balance Sheets. Restricted cash and cash equivalents include cash held in trusts that are currently restricted for TVA economic development loans and for certain TVA environmental programs in accordance with agreements related to compliance with certain environmental regulations. In addition, at June 30, 2026, TVA had restricted cash related to VIEs. See Note 10 — Variable Interest Entities.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash (in millions)
	At June 30, 2026	At September 30, 2025
Cash and cash equivalents	$1,416	$1,576
Restricted cash of variable interest entity	68	—
Restricted cash and cash equivalents included in Other long-term assets	21	21
Total cash, cash equivalents, and restricted cash	$1,505	$1,597

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

The allowance for uncollectible accounts was $21 million and $14 million at June 30, 2026, and September 30, 2025, respectively, for trade accounts receivable. At June 30, 2026, the allowance for uncollectible accounts included $20 million related to one local power company customer ("LPC"). Additionally, loans receivable of $114 million and $86 million at June 30, 2026, and September 30, 2025, respectively, are included in Accounts receivable, net and Other long-term assets for the current and long-term portions, respectively. Loans receivables are reported net of allowances for uncollectible accounts of $2 million at both June 30, 2026, and September 30, 2025.

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenues earned during pre-commercial operations at the fair value of the energy delivered based on TVA's hourly incremental dispatch cost. Pre-commercial plant operations began on the Johnsonville Aeroderivative Combustion Turbine ("CT") Facility ("Johnsonville Facility") during 2025. Estimated revenue of $1 million and $3 million related to this project was capitalized to offset project costs for the three and nine months ended June 30, 2025, respectively. TVA also capitalized related fuel costs for this project of $2 million and $6 million for the three and nine months ended June 30, 2025, respectively. Pre-commercial plant operations began on the Cumberland Combined Cycle Gas Plant ("CUG") Units 1 and 2 during the three months ended June 30, 2026. Estimated revenue of $2 million related to this project was capitalized to offset project costs for both the three and nine months ended June 30, 2026. TVA also capitalized related fuel costs for this project of $7 million for both the three and nine months ended June 30, 2026.

Property, Plant, and Equipment, and Depreciation

Depreciation. TVA accounts for depreciation of its properties using the composite depreciation convention of accounting. Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. The estimation of asset useful lives requires management judgment, supported by external depreciation studies of historical asset retirement experience. Depreciation rates are determined based on external depreciation studies. These studies are updated approximately every five years, with a study currently being performed and implementation expected in October 2026. Depreciation expense was $362 million and $484 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $1.3 billion and $1.4 billion for the nine months ended June 30, 2026 and 2025, respectively. See Note 7 — Plant Closures for a discussion of the impact of plant closures.

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. In December 2025, the Nuclear Regulatory Commission ("NRC") approved a subsequent license renewal ("SLR") application for the three units at Browns Ferry Nuclear Plant ("Browns Ferry"), which extended the useful life of the three units for an additional 20 years. The SLR is estimated to result in approximately a $45 million reduction in depreciation expense quarterly, which does not include any potential impact from additions or retirements to net completed plant. For the three and nine months ended June 30, 2026, there was an estimated reduction in depreciation expense of $45 million and $105 million, respectively, due to the December 2025 Browns Ferry SLR.

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

The Inflation Reduction Act of 2022 ("IRA") makes credits available to certain tax-exempt entities, including TVA. In 2025, TVA began applying for these credits including Section 48 Investment Tax Credits for qualifying hydroelectric improvements and Section 45U Production Tax Credits for electricity generated by TVA's existing nuclear units. At June 30, 2026, and September 30, 2025, the carrying amount of the Accounts receivable, net, which is related to IRA tax credits was $112 million and $72 million, respectively. TVA received $26 million during the nine months ended June 30, 2026, related to these credits.

There were no asset-related government grants recorded during the nine months ended June 30, 2026. During the nine months ended June 30, 2026 and 2025, TVA recognized $66 million and $4 million of income-related government grants, respectively, which were recorded as reductions of Operating and maintenance expense. There were no income-related government grants recorded during the three months ended June 30, 2026 and 2025.

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
The following accounting standards or rules have been issued but as of June 30, 2026, were not effective and have not been adopted by TVA:

Enhancement and Standardization of Climate-Related Disclosures for Investors
Description
In March 2024, the Securities and Exchange Commission ("SEC") adopted its climate-related final rule (SEC Release No. 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors). In April 2024, the SEC voluntarily stayed the new rule as a result of pending legal challenges; in March 2025, the SEC withdrew its legal defense of the rule; in April 2025, the United States Court of Appeals for the Eighth Circuit suspended the litigation over the validity of the rule; and in May 2026, the SEC proposed rescinding the rule. The new rule, if implemented as adopted, will require registrants to provide certain climate-related information in their annual reports and registration statements and will also require the dollar impact of severe weather events and other natural conditions, as well as amounts related to carbon offsets and renewable energy credits or certificates, to be disclosed in the audited financial statements in certain circumstances. If the new rule is implemented as adopted, the disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2027, for non-accelerated filers.

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

Effective Date for TVA	Fiscal year beginning October 1, 2027, and interim periods beginning October 1, 2028.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard will result in TVA including the additional required disclosures, and TVA does not expect an impact on its financial condition, results of operations, or cash flows. TVA expects to adopt this standard prospectively.

Accounting and Disclosure of Costs Related to Internally Developed Software
Description	This guidance amends the accounting for and disclosure of costs related to internally developed software, eliminating project stages, clarifying significant development uncertainty by requiring costs to be recognized only when uncertainty is resolved, and aligning capitalization rules with those for externally sold software. Key changes include the elimination of distinct project stages for development, a redefined meaning of probable as likely, and requirements to assess significant development uncertainty for all software projects to determine when to capitalize costs. In addition, the guidance specifies that the property, plant, and equipment disclosure requirements shall be applied to all capitalized software costs. The amendments are effective for all public entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Upon adoption, a public entity may apply the guidance using a prospective, retrospective, or modified transition approach.
Effective Date for TVA	Fiscal year and interim periods beginning October 1, 2028.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard is not expected to have a material impact on TVA’s financial condition, results of operations, cash flows, or disclosures.

Accounting for Environmental Credits and Environmental Credit Obligations
Description	This guidance provides specific authoritative guidance that establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. The amendments are effective for public entities for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Upon adoption, a public entity should apply the amendments on a retrospective basis through a cumulative-effect adjustment to the opening balances of retained earnings as of the beginning of the annual reporting period of adoption.
Effective Date for TVA	Fiscal year and interim periods beginning October 1, 2028.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard is not expected to have a material impact on TVA’s financial condition, results of operations, cash flows, or disclosures.

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

Severance Cost Liability Activity (in millions)
Severance cost liability at September 30, 2024	$—
Liabilities incurred during the period	40
Actual costs paid during the period	(26)
Severance cost liability at June 30, 2025	$14

Severance cost liability at September 30, 2025	$11
Liabilities incurred during the period	—
Actual costs paid during the period	(11)
Severance cost liability at June 30, 2026	$—

4.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net (in millions)
	At June 30, 2026	At September 30, 2025(2)
Customer receivables	$2,035	$1,992
Other receivables	158	141
Allowance for uncollectible accounts(1)	(21)	(14)
Accounts receivable, net	$2,172	$2,119
Notes
(1) To determine the allowance for trade receivables, TVA considers historical experience and other currently available information, including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements by the due date, among other considerations. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts. At June 30, 2026 and September 30, 2025, the allowance for uncollectible accounts included $20 million and $14 million, respectively, related to one LPC customer.
(2) At September 30, 2025, $84 million previously classified as Other receivables has been reclassified to Customer receivables to conform with current year presentation.

5.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net (in millions)
	At June 30, 2026	At September 30, 2025
Materials and supplies inventory	$1,018	$986
Fuel inventory	320	278
Renewable energy certificates/emissions allowance inventory, net	10	12
Allowance for inventory obsolescence	(84)	(83)
Inventories, net	$1,264	$1,193

6. Other Current Assets

Other current assets consisted of the following:

Other Current Assets (in millions)
	At June 30, 2026	At September 30, 2025
Inventory work-in-progress	$107	$69
Cloud assets	51	3
Current portion of prepaid long-term service agreements	36	16
Prepaid software maintenance	36	25
Prepaid insurance	20	16
Commodity contract derivative assets	11	14
Prepaid fees and dues	9	7
Other	9	12
Other current assets	$279	$162

Commodity Contract Derivative Assets. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Contract Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

7. Plant Closures

TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. In January 2023, TVA issued its Record of Decision to retire two coal-fired units at the Cumberland Coal-Fired Plant ("CUF") by the end of CY 2026 and CY 2028. In April 2024, TVA issued its Record of Decision to retire the nine coal-fired units at the Kingston Coal-Fired Plant (“KIF”) by the end of CY 2027.

In February 2026, TVA published final supplemental environmental impact statements with the preferred alternatives of continued operations of KIF and CUF in conjunction with the other capacity projects being constructed at the Kingston and Cumberland sites. The TVA Board of Directors ("TVA Board") subsequently and separately authorized TVA, at the direction and discretion of the Chief Executive Officer ("CEO"), to operate KIF and CUF in accordance with all applicable laws and regulatory requirements, including all requirements imposed by any applicable permits, and directed TVA staff to apply for any permits that may be applicable for TVA to continue to operate the coal units, along with the new gas units.

Depreciation rates are adjusted to reflect the most current planning assumptions, ensuring units will be fully depreciated by the applicable retirement dates. TVA's previous decision to retire CUF and KIF resulted in approximately $197 million and $66 million, respectively, of additional depreciation recorded through January 2026. Current depreciable life assumptions for KIF and CUF are estimated to result in approximately a $99 million reduction in quarterly depreciation expense, which does not include any potential impact from additions or retirements to net completed plant. For the three and nine months ended June 30, 2026, there was an estimated reduction in depreciation expense of $99 million and $132 million, respectively.

8.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets (in millions)
	At June 30, 2026	At September 30, 2025
Loans and other long-term receivables, net	$111	$83
Prepaid long-term service agreements	77	89
Prepaid capital assets	65	81
Cloud assets	60	114
EnergyRight® receivables, net	45	45
Commodity contract derivative assets	2	10
Other	69	84
Total other long-term assets	$429	$506

Loans and Other Long-Term Receivables. At both June 30, 2026, and September 30, 2025, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $3 million. Loans receivables are reported net of allowances for uncollectible accounts. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts.

The allowance components, which consist of a collective allowance and specific loans allowance, are based on the risk characteristics of TVA's loans. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans are evaluated on an individual basis.

Allowance Components (in millions)
	At June 30, 2026	At September 30, 2025
EnergyRight® loan reserve	$1	$1
Economic development loan specific loan reserve	1	1
Total allowance for loan losses	$2	$2

Prepaid Long-Term Service Agreements. At June 30, 2026, and September 30, 2025, prepayments of $36 million and $16 million, respectively, were recorded in Other current assets.

Prepaid Capital Assets. TVA makes prepayments to acquire capital assets. TVA classifies these prepayments as prepaid capital if the funds are refundable and/or TVA can receive a credit.

Cloud Assets. At June 30, 2026, and September 30, 2025, the carrying amount of the cloud assets reported in Other current assets was $51 million and $3 million, respectively. For the three months ended June 30, 2026 and 2025, TVA amortized $13 million and $3 million, respectively, as Operating and maintenance expense. For the nine months ended June 30, 2026 and 2025, TVA amortized $27 million and $12 million, respectively, as Operating and maintenance expense.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's LPCs offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both June 30, 2026, and September 30, 2025, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $12 million. See Note 11 — Other Long-Term Liabilities for information regarding the associated financing obligation.

Commodity Contract Derivative Assets. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Contract Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

9.  Regulatory Assets and Liabilities

TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. As such, certain items that would generally be reported in earnings or that would impact the Consolidated Statements of Operations are recorded as regulatory assets or regulatory liabilities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods, and other deferred decommissioning-related amounts probable of providing future economic benefit through TVA's ratemaking framework. Components of regulatory assets and regulatory liabilities are summarized in the table below.

Regulatory Assets and Liabilities (in millions)
	At June 30, 2026	At September 30, 2025
Current regulatory assets
Unrealized losses on commodity contract derivatives	$99	$59
Fuel cost adjustment receivable	72	—
Unrealized losses on interest rate derivatives	51	57
Other current regulatory assets	11	11
Total current regulatory assets	233	127

Non-current regulatory assets
Non-nuclear decommissioning costs	5,222	5,563
Retirement benefit plans deferred costs	1,494	1,531
Environmental compliance and remediation costs	328	308
Unrealized losses on interest rate derivatives	256	316
Unrealized losses on commodity contract derivatives	27	12
Nuclear decommissioning costs	—	149
Other non-current regulatory assets	169	168
Total non-current regulatory assets	7,496	8,047
Total regulatory assets	$7,729	$8,174

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$204	$203
Unrealized gains on commodity contract derivatives	11	14
Fuel cost adjustment payable	—	11
Total current regulatory liabilities	215	228

Non-current regulatory liabilities
Nuclear decommissioning credits	204	—
Retirement benefit plans deferred credits	115	131
Unrealized gains on commodity contract derivatives	2	10
Total non-current regulatory liabilities	321	141
Total regulatory liabilities	$536	$369
Nuclear Decommissioning Costs (Credits). Nuclear decommissioning costs include (1) certain deferred charges related to the future closure and decommissioning of TVA's nuclear generating units under the NRC requirements, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's Nuclear Decommissioning Trust ("NDT"), and (4) certain other deferred charges under the accounting rules for asset retirement obligations ("AROs"). These future costs can be funded through a combination of investment funds set aside in the NDT and the Asset Retirement Trust ("ART") and future earnings on those investment funds. Deferred charges are probable of future recovery in rates based on the analysis of expected expenditures, contributions, and investment earnings required to recover the decommissioning costs. Recovery of future decommissioning costs is dependent upon the future earnings of the NDT and ART, timing of decommissioning activities, and changes in decommissioning estimates. Nuclear decommissioning credits include changes in nuclear decommissioning related estimates, investment performance of the NDT, and other decommissioning-related amounts that reduce the expected future funding required to satisfy nuclear decommissioning obligations. TVA evaluates the net nuclear decommissioning regulatory balance each reporting period to determine whether the balance represents a regulatory asset probable of future recovery or a regulatory liability probable of providing future economic benefit to customers through TVA's ratemaking framework. This assessment considers the relationship between projected nuclear decommissioning costs, available NDT assets, expected NDT earnings, and other relevant factors affecting future funding requirements. The regulatory asset or regulatory liability is classified as long-term because the underlying decommissioning activities and related funding mechanisms are expected to extend beyond twelve months. See Note 12 — Asset Retirement Obligations and Note 15 — Fair Value Measurements. Assets held within the NDT are maintained to satisfy future nuclear decommissioning obligations and remain subject to applicable NRC requirements and restrictions. Accordingly, NDT assets in excess of current decommissioning estimates do not necessarily represent amounts that are unrestricted, currently distributable, or immediately refundable to customers.

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

Cumberland VIE

In May 2026, TVA entered into a $2.0 billion construction management agreement and lease financing arrangement with Cumberland Combined Cycle Generation LLC ("CCCGL") for the completion and lease by TVA of CUG. CCCGL is a special single-purpose limited liability company formed in February 2026 to finance CUG through a $1.8 billion secured note issuance (the "CCCGL notes") and the issuance of $200 million of membership interests subject to mandatory redemption. The membership interests were purchased by Cumberland Generation Holdco LLC ("CGHLLC"). CGHLLC is a special single-purpose entity, also formed in February 2026, established to acquire and hold the membership interests in CCCGL. A non-controlling interest in CGHLLC is held by a third-party through nominal membership interests, to which none of the income, expenses, and cash flows are allocated.

The membership interests held by CGHLLC in CCCGL were purchased with proceeds from the issuance of $200 million of secured notes (the "CGHLLC notes") and are subject to mandatory redemption pursuant to a schedule of amortizing, semi-annual payments due each May 15 and November 15, with a final payment due in May 2056. The payment dates for the mandatorily redeemable membership interests are the same as those of the CGHLLC notes. The sale of the CCCGL notes, the membership interests in CCCGL, and the CGHLLC notes closed in May 2026. The CCCGL notes are secured by TVA's lease payments, and the CGHLLC notes are secured by CGHLLC's investment in, and amounts receivable from, CCCGL. TVA's lease payments to CCCGL are equal to and payable on the same dates as CCCGL's and CGHLLC's semi-annual debt service payments. In addition to the lease payments, TVA pays administrative and miscellaneous expenses incurred by CCCGL and CGHLLC. Certain agreements related to this transaction contain default and acceleration provisions.

Due to its participation in the design, business activity, and credit and financial support of CCCGL and CGHLLC, TVA has determined that it has a variable interest in both of these entities. Based on its analysis, TVA has concluded that it is the primary beneficiary of CCCGL and CGHLLC and, as such, is required to account for the VIEs on a consolidated basis. CGHLLC's membership interests in CCCGL are eliminated in consolidation.

Approximately $1.9 billion of the proceeds from the secured notes issuances was paid to TVA in accordance with the terms of the head lease and the construction management agreement. Approximately $68 million was deposited with a lease indenture trustee to fund the payments due on November 15, 2026, in connection with the CCCGL notes and CGHLLC's membership interests in CCCGL. The deposit is reflected as Restricted cash of variable interest entity on the Consolidated Balance Sheets. TVA intends to use the proceeds from the transaction to meet its requirements under the Tennessee Valley Authority Act of 1933, as amended ("TVA Act").

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, SCCG, JACTG, JHLLC, CCCGL, and CGHLLC at June 30, 2026, and September 30, 2025, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets (in millions)
	At June 30, 2026	At September 30, 2025
Current assets
Restricted cash of variable interest entity	$68	$—
Total assets	$68	$—

Current liabilities
Accrued interest	$41	$29
Accounts payable and accrued liabilities	1	1
Current maturities of long-term debt of variable interest entities	75	49
Total current liabilities	117	79
Other liabilities
Other long-term liabilities	14	14
Long-term debt, net
Long-term debt of variable interest entities, net	3,551	1,632
Total liabilities	$3,682	$1,725

Interest expense of $32 million and $21 million for the three months ended June 30, 2026 and 2025, respectively, and $74 million and $64 million for the nine months ended June 30, 2026 and 2025, respectively, is included in the Consolidated Statements of Operations related to debt of VIEs and membership interests of VIEs subject to mandatory redemption.

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

11.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to environmental compliance and remediation and long-term project cost accruals. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities (in millions)
	At June 30, 2026	At September 30, 2025
Interest rate swap liabilities	$540	$643
Environmental compliance and remediation costs	312	274
Long-term project cost accruals	130	204
Currency swap liabilities	101	108
Advances for construction	67	61
EnergyRight® financing obligation	53	53
Operating lease liabilities	42	63
Long-term deferred compensation	41	54
Long-term deferred revenue	40	39
Commodity contract derivative liabilities	27	12
Accrued long-term service agreements	14	25
Other	69	70
Total other long-term liabilities	$1,436	$1,606

Interest Rate Swap Liabilities. See Note 14 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment — Derivatives Not Receiving Hedge Accounting Treatment and — Interest Rate Derivatives for information regarding the interest rate swap liabilities.

Environmental Compliance and Remediation Costs. At June 30, 2026, and September 30, 2025, the current amount of the environmental compliance and remediation costs reported in Accounts payable and accrued liabilities was $37 million and $52 million, respectively.

Long-Term Project Cost Accruals. At June 30, 2026, and September 30, 2025, the current amount of the long-term project cost accruals reported in Accounts payable and accrued liabilities was $248 million and $256 million, respectively.
Currency Swap Liabilities. See Note 14 — Risk Management Activities and Derivative Transactions — Overview of Accounting Treatment and — Cash Flow Hedging Strategy for Currency Swaps for more information regarding the currency swap liabilities.

Advances for Construction. At June 30, 2026, and September 30, 2025, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $123 million and $155 million, respectively.

EnergyRight® Financing Obligation. At both June 30, 2026, and September 30, 2025, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was $13 million. See Note 8 — Other Long-Term Assets for information regarding the associated loans receivable.

Operating Lease Liabilities. At June 30, 2026, and September 30, 2025, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $36 million and $46 million, respectively.

Long-Term Deferred Compensation. At June 30, 2026, and September 30, 2025, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $80 million and $70 million, respectively.

Long-Term Deferred Revenue. At June 30, 2026, and September 30, 2025, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $41 million and $25 million, respectively.

Commodity Contract Derivative Liabilities. See Note 14 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Contract Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity contract derivatives.

Accrued Long-Term Service Agreements. At June 30, 2026, and September 30, 2025, the current amount of accrued long-term service agreements recorded in Accounts payable and accrued liabilities was $33 million and $17 million, respectively.

12.  Asset Retirement Obligations

During the nine months ended June 30, 2026, TVA's total ARO liability decreased $879 million as a result of revisions in estimates to nuclear and non-nuclear AROs and settlements related to retirement projects that were conducted during the period, partially offset by increases due to periodic accretion. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the nine months ended June 30, 2026, $165 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 9 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 15 — Fair Value Measurements — Investment Funds and Note 21 — Commitments and Contingencies — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity (in millions)
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2025	$3,976	$6,438	$10,414	(1)
Settlements	(8)	(188)	(196)
Revisions in estimate (non-cash)	(738)	(252)	(990)
Accretion (recorded as regulatory asset)	121	186	307
Balance at June 30, 2026	$3,351	$6,184	$9,535	(1)
Note
(1) Includes $313 million at both June 30, 2026, and September 30, 2025, in Current liabilities.

Revisions in nuclear estimates decreased the liability balance by $738 million for the nine months ended June 30, 2026. The decrease resulted primarily from the approval of an SLR for Browns Ferry by the NRC in December 2025. The SLR authorizes each of Browns Ferry's three units to operate for an additional 20 years, resulting in a total operating life of 80 years.

Revisions in non-nuclear estimates reduced the liability balance by $252 million for the nine months ended June 30, 2026. The decrease was attributable to revisions related to the Legacy Coal Combustion Residuals Rule ("Legacy CCR Rule") that impacted closure liabilities across TVA's fossil fleet and changes in projections for the timing of certain asset retirement activities at KIF, CUF, and the Gallatin Coal-Fired Plant.

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

During the second quarter of 2026, TVA performed an assessment of the assumptions used in the timing of cash flows related to AROs at the Kingston and Cumberland sites and recorded a decrease of $65 million based on the assessment. Additionally, TVA recorded a decrease of $44 million related to updates in the projected timing of closure activities at the Gallatin Coal-Fired Plant.

13.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at June 30, 2026, and September 30, 2025, consisted of the following:

Debt Outstanding (in millions)
	At June 30, 2026	At September 30, 2025
Short-term debt
Short-term debt, net of discounts	$500	$—
Current maturities of power bonds issued at par	1,020	1,370
Current maturities of long-term debt of VIEs issued at par	75	49
Total current debt outstanding, net	1,595	1,419
Long-term debt
Long-term power bonds(1)	19,599	20,628
Long-term debt of VIEs, net	3,551	1,632
Unamortized discounts, premiums, issue costs, and other	(156)	(167)
Total long-term debt, net	22,994	22,093
Total debt outstanding	$24,589	$23,512
Note

(1) Includes total net exchange gain from currency transactions of $66 million and $59 million at June 30, 2026, and September 30, 2025, respectively.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2025, to June 30, 2026:

Debt Securities Activity
	Date	Amount (in millions)
Issues
Debt of variable interest entities	May 2026	$2,000
Total long-term debt issues		$2,000

Redemptions/Maturities(1) (2)
1995 E Global	November 2025	$1,350
2009 Series B	June 2026	20
Total redemptions/maturities of power bonds		1,370
Debt of variable interest entities		29
Total redemptions/maturities of debt		$1,399
Notes
(1) All redemptions were at 100 percent of par.
(2) The 2009 Series B redemption amount was less than $1 million in December 2025 and therefore was not represented in the table above.

Credit Facility Agreements

TVA has funding available under three revolving credit facilities totaling $2.5 billion. See the table below for additional information on the three revolving credit facilities. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At June 30, 2026, and September 30, 2025, there were $435 million and $498 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. TVA's letters of credit are primarily posted as collateral under TVA's interest rate swaps. See Note 14 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral. TVA may also post collateral for TVA's currency swaps, for commodity derivatives under the Financial Hedging Program ("FHP"), or for certain transactions with third parties that require TVA to post letters of credit.

The following table provides additional information regarding TVA's funding available under the three revolving credit facilities:

Summary of Credit Facilities At June 30, 2026 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
March 2027(1)	$1,000	$136	$—	$864
February 2028	500	214	—	286
September 2030	1,000	85	—	915
Total	$2,500	$435	$—	$2,065
Note
(1) In July 2026, TVA extended the maturity date from March 25, 2027 to July 10, 2031.

TVA and the United States ("U.S.") Department of the Treasury ("U.S. Treasury"), pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2026 with a maturity date of September 30, 2026. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at June 30, 2026. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

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
			Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2026	2025	2026	2025
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in Accumulated other comprehensive income (loss) ("AOCI") and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$17	$47	$8	$24

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	2026	2025	2026	2025
Currency swaps	$7	$38	$(5)	$15
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
			Three Months Ended June 30		Nine Months Ended June 30
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2026	2025	2026	2025
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-Market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$(14)	$(11)	$(41)	$(33)

Commodity derivatives under the FHP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-Market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	(45)	(13)	(39)	(64)
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the three and nine months ended June 30, 2026 and for the three and nine months ended June 30, 2025.
(2) Of the amount recognized for the three months ended June 30, 2026, $(38) million and $(7) million were reported in Fuel expense and Purchased power expense, respectively, and of the amount recognized for the three months ended June 30, 2025, $(3) million and $(10) million were reported in Fuel expense and Purchased power expense, respectively. Of the amount recognized for the nine months ended June 30, 2026, $(31) million and $(8) million were reported in Fuel expense and Purchased power expense, respectively, and of the amount recognized for the nine months ended June 30, 2025, $(12) million and $(52) million were reported in Fuel expense and Purchased power expense, respectively.

Fair Values of TVA Derivatives (in millions)
	At June 30, 2026		At September 30, 2025
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(43)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(39)	$(47)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(43)
£150 million Sterling	(65)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(62)	(68)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(65)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(450)	Accounts payable and accrued liabilities $(30); Accrued interest $(9); Other long-term liabilities $(411)	$(526)	Accounts payable and accrued liabilities $(13); Accrued interest $(28); Other long-term liabilities $(485)
$476 million notional	(142)	Accounts payable and accrued liabilities $(12); Accrued interest $(1); Other long-term liabilities $(129)	(172)	Accounts payable and accrued liabilities $(5); Accrued interest $(9); Other long-term liabilities $(158)
Commodity contract derivatives	6	Other current assets $11; Other long-term assets $2; Accounts payable and accrued liabilities $(3); Other long-term liabilities $(4)	10	Other current assets $14; Other long-term assets $2; Accounts payable and accrued liabilities $(2); Other long-term liabilities $(4)
Commodity derivatives under the FHP	(119)	Accounts payable and accrued liabilities $(96); Other long-term liabilities $(23)	(57)	Other long-term assets $8; Accounts payable and accrued liabilities $(57); Other long-term liabilities $(8)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had two currency swaps outstanding at June 30, 2026, with total currency exposure of £400 million and expiration dates in 2032 and 2043.

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the three months ended June 30, 2026 and 2025, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $26 million and $6 million, respectively. For the nine months ended June 30, 2026 and 2025, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $78 million and $141 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Contract Derivatives. TVA enters into certain commodity contract derivatives for natural gas that require physical delivery of the contracted quantity. TVA marks to market these contracts and defers the unrealized gains (losses) as regulatory liabilities (assets). At June 30, 2026, TVA's natural gas commodity contract derivatives had terms of up to nine years.

Commodity Contract Derivatives
	At June 30, 2026			At September 30, 2025
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	39	592 Million MMBTu	$6	53	562 million mmBtu	$10

Commodity Derivatives under the FHP. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's FHP policy prohibits trading financial instruments under the FHP for speculative purposes. At June 30, 2026, TVA's natural gas swap contracts under the FHP had remaining terms of up to five years.

Commodity Derivatives under Financial Hedging Program(1)
	At June 30, 2026			At September 30, 2025
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas swap contracts	285	390 Million MMBTu	$(119)	295	300 million mmBtu	$(57)
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

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) (in millions)
	At June 30, 2026	At September 30, 2025
Assets
Commodity contract derivatives	$13	$16
Commodity derivatives under the FHP(2)	—	8
Total derivatives subject to master netting or similar arrangement	$13	$24

Liabilities
Currency swaps	$108	$115
Interest rate swaps(3)	592	698
Commodity contract derivatives	7	6
Commodity derivatives under the FHP(2)	119	65
Total derivatives subject to master netting or similar arrangement	$826	$884
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no material offsetting amounts on TVA's Consolidated Balance Sheets at either June 30, 2026, or September 30, 2025.
(2) At June 30, 2026, the gross derivative asset and gross derivative liability were $35 million and $154 million, respectively, with offsetting amounts for each totaling $35 million. At September 30, 2025, the gross derivative asset and gross derivative liability were $28 million and $85 million, respectively, with offsetting amounts for each totaling $20 million.
(3) Letters of credit of $368 million and $442 million were posted as collateral at June 30, 2026, and September 30, 2025, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the NDT, the ART, the Supplemental Executive Retirement Plan ("SERP"), the Deferred Compensation Plan ("DCP"), and the Restoration Plan ("RP"). See Note 15 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments. The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At June 30, 2026, and September 30, 2025, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $11 million and $16 million at June 30, 2026, and September 30, 2025, respectively.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At June 30, 2026, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $826 million.  TVA's collateral obligations at June 30, 2026, under these arrangements were $381 million, for which TVA had posted $368 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the interest rate swap contracts as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $2.0 billion of customer receivables outstanding at both June 30, 2026, and September 30, 2025, nearly all of the counterparties were rated investment grade. The majority of the obligations of these customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 4 — Accounts Receivable, Net, and Note 8 — Other Long-Term Assets.

TVA had revenue from two LPCs that collectively accounted for 16 percent of total operating revenues for both the nine months ended June 30, 2026 and the nine months ended June 30, 2025.

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

Coal. To help support a reliable coal supply, TVA maintained contracts with multiple suppliers as of June 30, 2026. These contracts source coal from several diverse geographic regions across the U.S., with deliveries made via both barge and rail. Coal suppliers have faced mounting financial pressures driven by emerging technologies, evolving regulatory frameworks, and shifting market dynamics. These challenges have strained the balance between coal demand and available supply. TVA continues to evaluate regulatory developments that may impact its coal procurement strategy and long-term generation planning.

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

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At June 30, 2026, all of TVA's commodity derivatives under the FHP, currency swaps, and interest rate swaps were with counterparties whose Moody's credit ratings were A2 or higher. TVA classifies forward natural gas contracts as derivatives. At June 30, 2026, the forward natural gas contracts were with counterparties whose ratings ranged from B1 to A1.

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

Investment Funds

At June 30, 2026, Investment funds were comprised of $6.2 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, DCP, and RP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $4.2 billion and $1.9 billion, respectively, at June 30, 2026.

TVA established a SERP to provide benefits to selected employees of TVA which are comparable to those provided by competing organizations. The DCP is designed to provide participants with the ability to defer compensation to future periods. The RP is a non-qualified excess 401(k) plan designed to allow certain eligible employees whose contributions to the 401(k) plan are limited by Internal Revenue Service rules to save additional amounts for retirement and receive non-elective and matching employer contributions. The NDT, ART, SERP, DCP, and RP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity and debt market performance.

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

Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $446 million, private real assets of $143 million, and private credit of $154 million at June 30, 2026. The ART had unfunded commitments related to limited partnerships in private equity of $189 million, private real assets of $87 million, and private credit of $77 million at June 30, 2026. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)(1) (in millions)
		Three Months Ended June 30		Nine Months Ended June 30
Fund	Financial Statement Presentation	2026	2025	2026	2025
NDT	Regulatory assets or liabilities(2)	$231	$200	$239	$133
ART	Regulatory assets(3)	124	97	127	69
SERP	Other income (expense), net	7	5	4	(1)
DCP	Other income (expense), net	2	2	1	—
Notes
(1) The unrealized gains for the RP were less than $1 million for both the three and nine months ended June 30, 2026 and the three and nine months ended June 30, 2025, and therefore were not represented in the table above.
(2) Includes $61 million and $41 million of unrealized gains related to NDT equity securities (excluding commingled funds) for the three months ended June 30, 2026 and 2025, respectively. Includes $57 million of unrealized gains and $12 million of unrealized losses related to NDT equity securities (excluding commingled funds) for the nine months ended June 30, 2026 and 2025, respectively. The financial statement presentation was a regulatory liability at June 30, 2026, and a regulatory asset at September 30, 2025. See Note 9 - Regulatory Assets and Liabilities for additional information.
(3) Includes $19 million and $10 million of unrealized gains related to ART equity securities (excluding commingled funds) for the three months ended June 30, 2026 and 2025, respectively. Includes $21 million of unrealized gains and $5 million of unrealized losses related to ART equity securities (excluding commingled funds) for the nine months ended June 30, 2026 and 2025, respectively.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2025) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $2 million decrease in the fair value of liabilities at June 30, 2026.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2026, and September 30, 2025. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At June 30, 2026 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$994	$—	$—	$994
Government debt securities(1)(2)	547	65	—	612
Corporate debt securities(3)	—	449	—	449
Mortgage and asset-backed securities	—	46	—	46
Institutional mutual funds	403	—	—	403
Forward debt securities contracts	—	11	—	11
Cash equivalents and other short-term investments(2)(4)	85	255	—	340
Private equity funds measured at net asset value(5)	—	—	—	1,037
Private real asset funds measured at net asset value(5)	—	—	—	500
Private credit funds measured at net asset value(5)	—	—	—	301
Commingled funds measured at net asset value(5)	—	—	—	1,552
Total investments	2,029	826	—	6,245
Commodity contract derivatives	—	13	—	13
Total	$2,029	$839	$—	$6,258

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(6)	$—	$108	$—	$108
Interest rate swaps	—	592	—	592
Commodity contract derivatives	—	7	—	7
Commodity derivatives under the FHP	—	119	—	119
Total	$—	$826	$—	$826
Notes
(1) Includes obligations of government-sponsored entities.
(2) There are $547 million of U.S. Treasury securities in Level 1 Government debt securities and $85 million of U.S. Treasury securities in Level 1 Cash equivalents and other short-term investments for a total of $632 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
(3) Includes both U.S. and foreign debt.
(4) Includes $76 million of net receivables (interest receivable, dividends receivable, receivables for investments sold, and payables for investments purchased), and $55 million of repurchase agreements in Level 2 Cash equivalents and other short-term investments.
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

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at June 30, 2026, and September 30, 2025, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at June 30, 2026, and September 30, 2025, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At June 30, 2026		At September 30, 2025
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$57	$58	$57	$57

Loans and other long-term receivables, net (including current portion)	Level 2	114	108	86	80

EnergyRight® financing obligations (including current portion)	Level 2	66	72	66	74

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	15	16	16	18

Long-term outstanding power bonds, net (including current maturities)	Level 2	20,463	20,292	21,831	21,967

Long-term debt of VIEs, net (including current maturities)	Level 2	3,626	3,704	1,681	1,696

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

LPC sales
Approximately 91 percent of TVA's Revenue from sales of electricity for each of the three and nine months ended June 30, 2026, and the three and nine months ended June 30, 2025, was from LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During the three months ended June 30, 2026 and 2025, revenues from sales of electricity were $3.4 billion and $3.3 billion, respectively, and accounted for virtually all of TVA's revenues. During the nine months ended June 30, 2026 and 2025, revenue from sales of electricity were $9.9 billion and $9.6 billion, respectively, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for the three and nine months ended June 30, 2026 and 2025, are detailed in the table below:

Operating Revenues By State (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
Alabama	$498	$477	$1,474	$1,428
Georgia	76	74	245	242
Kentucky	214	209	627	605
Mississippi	310	310	866	886
North Carolina	20	18	72	67
Tennessee	2,260	2,161	6,548	6,345
Virginia	12	11	40	39
Subtotal	3,390	3,260	9,872	9,612
Off-system sales	1	2	7	4
Revenue capitalized during pre-commercial plant operations(1)	(2)	(1)	(2)	(3)
Revenue from sales of electricity	3,389	3,261	9,877	9,613
Other revenue	53	45	160	145
Total operating revenues	$3,442	$3,306	$10,037	$9,758
Note
(1) Represents revenue capitalized during pre-commercial operations at CUG for the three and nine months ended June 30, 2026, and the Johnsonville Facility for the three and nine months ended June 30, 2025.

TVA's operating revenues by customer type for the three and nine months ended June 30, 2026 and 2025, are detailed in the table below:

Operating Revenues by Customer Type (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
Revenue from sales of electricity
Local power companies	$3,084	$2,967	$9,001	$8,782
Industries directly served	273	259	776	734
Federal agencies and other	34	36	102	100
Revenue capitalized during pre-commercial plant operations(1)	(2)	(1)	(2)	(3)
Revenue from sales of electricity	3,389	3,261	9,877	9,613
Other revenue	53	45	160	145
Total operating revenues	$3,442	$3,306	$10,037	$9,758
Note
(1) Represents revenue capitalized during pre-commercial operations at CUG for the three and nine months ended June 30, 2026, and the Johnsonville Facility for the three and nine months ended June 30, 2025.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $54 million and $53 million for the three months ended June 30, 2026 and 2025, respectively. The total wholesale bill credits to LPCs participating in the Partnership

Agreement were $167 million and $164 million for the nine months ended June 30, 2026 and 2025, respectively. TVA provides participating LPCs a flexibility option that allows them to generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. As of June 30, 2026, 148 LPCs had signed the Partnership Agreement with TVA, and 112 LPCs had signed a Power Supply Flexibility Agreement.

The number of LPCs by contract arrangement, the revenues derived from such arrangements for the three and nine months ended June 30, 2026, and the percentage those revenues comprised of TVA's total operating revenues for the same period, are summarized in the tables below:

TVA Local Power Company Contracts At or for the Three Months Ended June 30, 2026
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	148	$2,642	76.8%
5-year termination notice	5	442	12.8%
Total	153	$3,084	89.6%
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

TVA Local Power Company Contracts At or for the Nine Months Ended June 30, 2026
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	148	$7,794	77.7%
5-year termination notice	5	1,207	12.0%
Total	153	$9,001	89.7%
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

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the nine months ended June 30, 2026 and the nine months ended June 30, 2025.

Contract Balances

Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at June 30, 2026.

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

Economic Development Incentives. Under certain economic development programs, TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $78 million and $80 million for the three months ended June 30, 2026 and 2025, respectively. Incentives recorded as a reduction to revenue were $225 million and $248 million for the nine months ended June 30, 2026 and 2025, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At June 30, 2026, and September 30, 2025, the outstanding unpaid incentives were $190 million and $193 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

17.  Other Income, Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income, Net (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
Interest income	$10	$10	$32	$31
External services	8	8	18	22
Gains on investments	12	10	14	8
Miscellaneous	4	1	25	(3)
Total other income, net	$34	$29	$89	$58
Other income, net increased $31 million for the nine months ended June 30, 2026, as compared to the same period of the prior year driven by a $28 million gain related to insurance proceeds received for the Sequoyah Nuclear Plant Unit 2 main generator failure.

18. Supplemental Cash Flow Information

Accrued construction in progress and nuclear fuel expenditures at June 30, 2026 and 2025, were $1.1 billion and $961 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 and 2025, as non-cash investing activities. ARO project accruals at June 30, 2026 and 2025, were $50 million and $41 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 and 2025, as non-cash operating activities.

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

The components of net periodic benefit cost for the three and nine months ended June 30, 2026 and 2025, were as follows:

Components of Net Periodic Benefit Cost(1) (in millions)
	For the Three Months Ended June 30				For the Nine Months Ended June 30
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$5	$8	$3	$3	$17	$24	$7	$9
Interest cost	136	131	4	3	408	394	12	12
Expected return on plan assets	(124)	(126)	—	—	(371)	(379)	—	—
Amortization of prior service credit	(22)	(22)	(4)	(4)	(67)	(67)	(13)	(13)
Recognized net actuarial loss (gain)	34	44	(2)	—	103	131	(4)	—
Total net periodic benefit cost as actuarially determined	29	35	1	2	90	103	2	8
Special/contractual termination benefits(2)	—	—	—	1	—	—	—	1
Total net periodic benefit cost	$29	$35	$1	$3	$90	$103	$2	$9
Note
(1) The components of Total net periodic benefit cost other than Service cost are included in Other net periodic benefit cost on the Consolidated Statements of Operations.
(2) Special/contractual termination benefits for certain eligible employees related to TVA's restructuring activities. See Note 3 — Restructuring.

TVA's minimum required pension plan contribution for 2026 is $300 million. TVA contributes $25 million per month to TVARS and as of June 30, 2026, had contributed $225 million. The remaining $75 million will be contributed by September 30, 2026. For the nine months ended June 30, 2026, TVA also contributed $17 million (net of $5 million in rebates) to the other post-retirement plans and $11 million to the SERP. In addition, TVA recognized 401(k) contribution costs of $96 million for the nine months ended June 30, 2026.

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

Payments pursuant to the agreement are recorded as research and development expense, which is reflected as Operating and maintenance expense on TVA's Consolidated Statements of Operations in the period incurred. TVA recorded no expenses related to this agreement for both the three months ended June 30, 2026, and the three months ended June 30, 2025. TVA recorded $2 million and $10 million of expenses related to this agreement for the nine months ended June 30, 2026 and 2025, respectively. TVA also had a $6 million letter of credit posted under this arrangement at June 30, 2026.

21.  Commitments and Contingencies

Commitments

Lease Commitments. During the nine months ended June 30, 2026, TVA signed two battery energy storage system agreements which are expected to commence by the summer of 2029. The terms of the agreements are 20 years and capacity payments over the terms of the agreements are expected to total over $1.3 billion. Both agreements include a lease component.

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

Federal law requires that each NRC power reactor licensee obtain property insurance from private sources to cover the cost of stabilizing and decontaminating a reactor and its station site after an accident. TVA carries property, decommissioning liability, and decontamination liability insurance from Nuclear Electric Insurance Limited ("NEIL") and European Mutual Association for Nuclear Insurance. The limits available for a loss are up to $2.1 billion for each of TVA's three nuclear sites. Some of this insurance may require the payment of retrospective premiums up to a maximum of approximately $116 million.

TVA purchases accidental outage (business interruption) insurance for TVA's nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) with a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $52 million, but only to the extent the retrospective premium is deemed necessary by the NEIL Board of Directors to pay losses unable to be covered by NEIL's surplus.

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to nuclear generating plants, coal-fired generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. See Note 12 — Asset Retirement Obligations.

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options authorized by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At June 30, 2026, $3.4 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2022. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

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

Non-nuclear Decommissioning.  At June 30, 2026, $6.2 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At June 30, 2026, and September 30, 2025, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was $2 million and $8 million, respectively, on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

In August 2015, the Tennessee Department of Environment and Conservation ("TDEC") issued an order that includes an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. TVA is also following a similar process pursuant to a consent order. At June 30, 2026, and September 30, 2025, TVA's estimated liability for costs associated with environmental remediation activities for the sites covered by these orders for which sufficient information is available to develop a cost estimate was approximately $347 million and $319 million, respectively, on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The current estimated time frame for work related to these remediation activities for which TVA has a cost estimate is through 2045.

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

Case Involving Kingston Gas-Fired Plant. On October 10, 2024, Appalachian Voices, the Center for Biological Diversity,
and the Sierra Club filed a lawsuit in the United States District Court for the Eastern District of Tennessee alleging that TVA violated the National Environmental Policy Act ("NEPA") and TVA’s least-cost planning obligations in deciding to build a gas plant at its Kingston site. On November 13, 2025, the court ordered TVA to supplement the administrative record, and TVA has provided the supplemental information to the plaintiffs in accordance with the court's order. On January 23, 2026, the plaintiffs filed a motion for summary judgment, and on March 9, 2026, TVA filed its cross motion for summary judgment. On April 24, 2026, briefing on the parties' motions for summary judgment was complete, and the motions are with the court for a decision. In addition, on February 23, 2026, TVA filed a motion to stay the case or hold it in abeyance, and the court denied this motion on April 6, 2026. On June 25, 2026, the court ordered supplemental briefing on whether the NEPA statute prevents irreversible and irretrievable commitments of resources to a project before completion of an environmental impact statement, and the parties completed their briefing on July 8, 2026. TVA cannot predict the outcome of this litigation. See Note 7 — Plant Closures for a discussion of the status of the coal units at KIF.

Challenge to Kingston Construction Permit. On December 16, 2024, the Southern Environmental Law Center filed an appeal on behalf of Appalachian Voices challenging the construction permit that the Technical Secretary acting on behalf of the Tennessee Air Pollution Control Board ("Air Board") issued to TVA on November 15, 2024, for the construction of natural gas generation at Kingston. On August 20, 2025, the administrative law judge issued an order upholding the construction permit and denying Appalachian Voices' petition challenging the permit. Appalachian Voices did not appeal the initial order to the Air Board by the deadline of September 19, 2025, so the order became final. On November 18, 2025, Appalachian Voices filed a petition for judicial review of the final order in the Chancery Court of Davidson County, Tennessee, naming the Air Board, TDEC, and TVA as the respondents. TVA removed the matter to the U.S. District Court for the Middle District of Tennessee (“Middle District of Tennessee”) on December 18, 2025. Initially, Appalachian Voices moved to remand the case back to state court, but on April 15, 2026, Appalachian Voices replaced that motion with a motion (1) to temporarily remand the matter to the Air Board so that additional evidence of the TVA Board's February 2026 CUF and KIF authorization could be presented to the Air Board and (2) to suspend the construction permit pending the presentation of the additional evidence to the Air Board. On April 29, 2026, TVA filed a response in opposition to this motion. At the direction of the court, the parties have begun mediation efforts to resolve the case. TVA cannot predict the outcome of this litigation.

Case Involving Cumberland Combined Cycle Plant. On June 14, 2023, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club filed a lawsuit in the Middle District of Tennessee alleging that TVA violated NEPA in deciding to build a 1,450 MW combined cycle plant at its Cumberland site. On April 17, 2026, the parties agreed to dismiss the case, and on April 20, 2026, the court approved the dismissal and closed the case.

Notice of Intent to Sue for Alleged Violations of Clean Air Act at Cumberland. On June 25, 2026, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club sent a Notice of Intent to Sue TVA alleging TVA constructed and is operating CUG in violation of the Clean Air Act (“CAA”). Specifically, these groups allege the following violations: (1) violation of the CAA and the Tennessee State Implementation Plan (“SIP”) by constructing CUG before obtaining a Prevention of Significant Deterioration (“PSD”) permit; (2) violation of the Tennessee SIP by operating CUG without applying Best Available Control Technology beginning on or about April 21, 2026; (3) violation of the CAA and Tennessee SIP by constructing modifications to CUF that are allegedly part of the same project as construction of CUG without an appropriate permit covering the net emissions increase from the modified units; and (4) violation of TVA’s Title V permit for CUF by constructing life-extending modifications without obtaining a construction permit. If litigation is necessary, the environmental groups have indicated that they plan to seek injunctive relief, litigation costs, and civil penalties. TVA cannot predict the outcome of this potential litigation.

Notice of Intent to Sue for Alleged Violations of Clean Air Act at Kingston. On July 20, 2026, Appalachian Voices and the Sierra Club sent a Notice of Intent to Sue TVA for alleged violations of the CAA and the Tennessee SIP as to the Kingston Gas Plant (“KIG”) and KIF. Specifically, these groups allege the following violations: (1) violation of the CAA and Tennessee SIP by constructing KIG before obtaining a PSD permit; (2) violation of the CAA and Tennessee SIP by constructing or planning to construct modifications to KIF that are allegedly part of the same project as construction of KIG without an appropriate permit covering the net emissions increase from the modified units; and (3) violation of TVA’s Title V permit for KIF by constructing or planning to construct life-extending modifications without first obtaining a construction permit. If litigation is necessary, the environmental groups have indicated that they plan to seek injunctive relief, litigation costs, and civil penalties. TVA cannot predict the outcome of this potential litigation.

22. Segment Reporting

TVA operates as a single reportable segment that includes the generation, transmission, and sale of electricity throughout the Tennessee Valley. Revenue is primarily derived from wholesale electricity sales to LPCs and directly served customers. TVA's Interim CEO serves as the Chief Operating Decision Maker ("CODM"). The CODM uses net income in the annual planning process and to monitor budget versus actual results on a monthly basis in assessing financial performance and in determining how to allocate resources.

The following table includes operating revenues, expenses, and net income as regularly provided to the CODM, which align directly to the amounts presented in TVA’s Consolidated Statements of Operations. As the segment measure used by the CODM is net income, no reconciliation is necessary.

1	Three Months Ended June 30		Nine Months Ended June 30
1	2026	2025(3)	2026	2025(3)
Base revenue	$2,249	$2,215	$6,804	$6,688
Fuel revenue	1,141	1,045	3,068	2,924
Other revenue	53	45	160	145
Off-system sales	1	2	7	4
Revenue capitalized during pre-commercial plant operations(1)	(2)	(1)	(2)	(3)
Total operating revenue	3,442	3,306	10,037	9,758

Fuel	685	589	1,882	1,674
Purchased power	563	550	1,561	1,516
Operating and maintenance	964	922	2,695	2,771
Depreciation and amortization	448	572	1,530	1,691
Interest expense	316	307	933	880
Tax equivalents	171	156	492	460
Other segment items(2)	(12)	(2)	(21)	21
Total expenses, net	3,135	3,094	9,072	9,013
Net income	$307	$212	$965	$745
Notes
(1) Represents revenue capitalized during pre-commercial operations at CUG for the three and nine months ended June 30, 2026, and the Johnsonville Facility for the three and nine months ended June 30, 2025.
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

Capital expenditures were $1.0 billion and $1.1 billion for the three months ended June 30, 2026 and 2025, respectively. Capital expenditures were $3.0 billion and $3.7 billion for the nine months ended June 30, 2026 and 2025, respectively.

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

Executive Overview

TVA's operating revenues were $10.0 billion and $9.8 billion for the nine months ended June 30, 2026 and 2025, respectively. Operating revenues increased for the nine months ended June 30, 2026, as compared to the same period of the prior year, primarily as a result of higher fuel cost recovery rates and higher sales volume. Higher fuel cost recovery rates were due primarily to higher natural gas prices as compared to the same period of the prior year. The increased sales volume was primarily driven by higher sales within the data processing, web hosting, and related services sector.

Total operating expenses increased $48 million for the nine months ended June 30, 2026, as compared to the nine months ended June 30, 2025. Fuel and purchased power expense increased $253 million for the nine months ended June 30, 2026, as compared to the same period of the prior year primarily due to higher purchased power market prices and higher effective fuel rates as a result of higher natural gas prices, partially offset by reduced purchased power expense due to higher levels of TVA generation as compared to the same period of the prior year. Partially offsetting this increase was a $161 million decrease in Depreciation and amortization expense for the nine months ended June 30, 2026, as compared to the same period of the prior year primarily due to the depreciable life assumption changes for the Kingston Coal-Fired ("KIF") and Cumberland Coal-Fired ("CUF") Plants and the Browns Ferry Nuclear Plant ("Browns Ferry") subsequent license renewal ("SLR"). These decreases in Depreciation and amortization expense were partially offset by an increase due to depreciation of additions to net completed plant. In addition, Operating and maintenance expense decreased by $76 million for the nine months ended June 30, 2026, as compared to the same period of the prior year primarily due to Inflation Reduction Act of 2022 ("IRA") tax credits recorded in the nine months ended June 30, 2026.

Pre-commercial plant operations began on the Cumberland Combined Cycle Gas Plant ("CUG") Units 1 and 2 during the third quarter of 2026.

Results of Operations

Sales of Electricity

Sales of electricity were 40,227 million and 39,751 million kilowatt hours ("kWh") for the three months ended June 30, 2026 and 2025, respectively. Sales of electricity were 121,771 million and 120,527 million kWh for the nine months ended June 30, 2026 and 2025, respectively. The total sales of electricity during the nine months ended June 30, 2026, included 60 thousand kWh of pre-commercial generation at CUG, of which 60 thousand kWh was recognized in the three months ended June 30, 2026. The total sales of electricity during the nine months ended June 30, 2025, included 94 thousand kWh of pre-commercial generation at the Johnsonville Aeroderivative Combustion Turbine ("CT") Facility ("Johnsonville Facility"), of which 35 thousand kWh was recognized in the three months ended June 30, 2025. TVA sells power at wholesale rates to local power company customers ("LPCs") that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

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

	Degree Days
	Variation from Normal						Change from Prior Period
	2026	Normal	Percent Variation	2025	Normal	Percent Variation	Change	Percent Change
Heating Degree Days
Three Months Ended June 30	96	191	(49.7)%	144	191	(24.6)%	(48)	(33.3)%
Nine Months Ended June 30	2,806	3,123	(10.2)%	2,888	3,123	(7.5)%	(82)	(2.8)%

Cooling Degree Days
Three Months Ended June 30	623	595	4.7%	611	595	2.7%	12	2.0%
Nine Months Ended June 30	741	666	11.3%	712	666	6.9%	29	4.1%

Sales of electricity increased one percent for the three months ended June 30, 2026, as compared to the same period of the prior year. Sales volume increased primarily due to higher sales within the data processing, web hosting, and related services sector. Partially offsetting this increase was a 33 percent decrease in heating degree days.

Sales of electricity increased one percent for the nine months ended June 30, 2026, as compared to the same period of the prior year. Sales volume increased primarily due to higher sales within the data processing, web hosting, and related services sector.

Financial Results

The following table compares operating results for the three and nine months ended June 30, 2026 and 2025:

Summary Consolidated Statements of Operations (in millions)
	Three Months Ended June 30				Nine Months Ended June 30
	2026	2025	Change	Percent Change	2026	2025	Change	Percent Change
Operating revenues	$3,442	$3,306	$136	4.1%	$10,037	$9,758	$279	2.9%
Operating expenses	2,831	2,789	42	1.5%	8,160	8,112	48	0.6%
Operating income	611	517	94	18.2%	1,877	1,646	231	14.0%
Other income, net	34	29	5	17.2%	89	58	31	53.4%
Other net periodic benefit cost	22	27	(5)	(18.5)%	68	79	(11)	(13.9)%
Interest expense	316	307	9	2.9%	933	880	53	6.0%
Net income	$307	$212	$95	44.8%	$965	$745	$220	29.5%

Operating Revenues.  Operating revenues for the three months ended June 30, 2026 and 2025, were $3.4 billion and $3.3 billion, respectively. Operating revenues for the nine months ended June 30, 2026 and 2025, were $10.0 billion and $9.8 billion, respectively. The following table compares TVA's operating revenues for the periods indicated:

Operating Revenues by Customer Type (in millions)
	Three Months Ended June 30				Nine Months Ended June 30
	2026	2025	Change	Percent Change	2026	2025	Change	Percent Change
Operating revenues
Local power company customers	$3,084	$2,967	$117	3.9%	$9,001	$8,782	$219	2.5%
Industries directly served	273	259	14	5.4%	776	734	42	5.7%
Federal agencies and other	34	36	(2)	(5.6)%	102	100	2	2.0%
Revenue capitalized during pre-commercial plant operations(1)	(2)	(1)	(1)	100.0%	(2)	(3)	1	(33.3)%
Other revenue	53	45	8	17.8%	160	145	15	10.3%
Total operating revenues	$3,442	$3,306	$136	4.1%	$10,037	$9,758	$279	2.9%
Note
(1) Represents revenue capitalized during pre-commercial operations at CUG for the three and nine months ended June 30, 2026, and the Johnsonville Facility for the three and nine months ended June 30, 2025.

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES each accounted for eight percent of TVA's total operating revenues for both the nine months ended June 30, 2026, and the nine months ended June 30, 2025.

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

TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of June 30, 2026, 148 LPCs had signed the 20-year Partnership Agreement with TVA.

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

The changes in revenue components are summarized below:

Changes in Revenue Components (in millions)
	Three Months Ended June 30			Nine Months Ended June 30
	2026	2025	Change	2026	2025	Change
Base revenue
Energy revenue	$1,275	$1,264	$11	$3,877	$3,855	$22
Demand revenue	1,028	1,009	19	3,131	3,034	97
Grid access charge	162	161	1	486	485	1
Long-term partnership credits for LPCs	(54)	(53)	(1)	(167)	(164)	(3)
Other charges and credits(1)	(162)	(166)	4	(523)	(522)	(1)
Total base revenue	2,249	2,215	34	6,804	6,688	116
Fuel cost recovery	1,141	1,045	96	3,068	2,924	144
Off-system sales	1	2	(1)	7	4	3
Revenue capitalized during pre-commercial plant operations(2)	(2)	(1)	(1)	(2)	(3)	1
Revenue from sales of electricity	3,389	3,261	128	9,877	9,613	264
Other revenue	53	45	8	160	145	15
Total operating revenues	$3,442	$3,306	$136	$10,037	$9,758	$279
Notes
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 16 — Revenue.
(2) Represents revenue capitalized during pre-commercial operations at CUG for the three and nine months ended June 30, 2026, and the Johnsonville Facility for the three and nine months ended June 30, 2025.

Operating revenues increased $136 million for the three months ended June 30, 2026, as compared to the same period of the prior year, primarily due to a $96 million increase in fuel cost recovery revenue driven by a $82 million increase attributable to higher fuel cost recovery rates, as well as a $14 million increase attributable to higher sales volume. In addition, there was a $34 million increase in base revenue. The $34 million increase in base revenue was driven by a $36 million increase attributable to higher sales volume, partially offset by a $2 million decrease attributable to lower effective base rates. Higher sales volume was driven by higher sales within the data processing, web hosting, and related services sector, which were partially offset by a decrease in heating degree days as compared to the same period of the prior year.

Operating revenues increased $279 million for the nine months ended June 30, 2026, as compared to the same period of the prior year, primarily due to a $144 million increase in fuel cost recovery revenue. The $144 million increase in fuel cost recovery revenue was driven by a $115 million increase attributable to higher fuel cost recovery rates as a result of higher natural gas prices as compared to the same period of the prior year and a $29 million increase attributable to higher sales volume. In addition, there was a $116 million increase in base revenue. The $116 million increase in base revenue was driven by a $103 million increase attributable to higher sales volume and a $13 million increase attributable to higher effective base rates. The higher sales volume was primarily due to higher sales within the data processing, web hosting, and related services sector.

See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

Operating Expenses. Operating expense components as a percentage of total operating expenses for the three and nine months ended June 30, 2026 and 2025, consisted of the following:

Operating Expenses (in millions)
	Three Months Ended June 30				Nine Months Ended June 30
	2026	2025	Change	Percent Change	2026	2025	Change	Percent Change
Operating expenses
Fuel	$685	$589	$96	16.3%	$1,882	$1,674	$208	12.4%
Purchased power	563	550	13	2.4%	1,561	1,516	45	3.0%
Operating and maintenance	964	922	42	4.6%	2,695	2,771	(76)	(2.7)%
Depreciation and amortization	448	572	(124)	(21.7)%	1,530	1,691	(161)	(9.5)%
Tax equivalents	171	156	15	9.6%	492	460	32	7.0%
Total operating expenses	$2,831	$2,789	$42	1.5%	$8,160	$8,112	$48	0.6%
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Fuel expense increased $96 million for the three months ended June 30, 2026, as compared to the same period of the prior year. This increase was primarily driven by an increase in fuel cost recovery of $73 million due to the recovery of unplanned fuel costs during the winter of 2026. Additionally, fuel expense increased $26 million due to higher levels of TVA generation as compared to the same period of the prior year. Partially offsetting these increases was a decrease of $3 million in effective fuel rates due to higher availability of nuclear generation as compared to the same period of the prior year.

Purchased power expense increased $13 million for the three months ended June 30, 2026, as compared to the same period of the prior year. This increase was primarily due to an increase in purchased power expense of $48 million due to the recovery of unplanned purchased power costs during the winter of 2026. Additionally, purchased power expense increased due to higher purchased power market prices compared to the same period of the prior year, resulting in a $29 million increase. Partially offsetting these increases was a decrease of $64 million due to higher levels of TVA generation as compared to the same period of the prior year.

Operating and maintenance expense increased $42 million for the three months ended June 30, 2026, as compared to the same period of the prior year. This increase was driven by a $16 million increase in payroll and benefit costs primarily for labor escalation and severance costs and an $18 million increase in technology costs associated with higher license and subscription costs and additional cloud asset amortization.

Depreciation and amortization expense decreased $124 million for the three months ended June 30, 2026, as compared to the same period of the prior year.  This decrease was primarily driven by a $99 million decrease due to depreciable life assumption changes for CUF and KIF, and a $45 million decrease in depreciation expense due to the December 2025 Browns Ferry SLR, which extended the useful life of the three nuclear units for an additional 20 years. Partially offsetting these decreases was an increase due to depreciation of additions to net completed plant.

Tax equivalents expense increased $15 million for the three months ended June 30, 2026, as compared to the same period of the prior year. This change is primarily driven by an increase in TVA's revenue from sales of electricity in 2025, which is used as the basis for calculating tax equivalent expense.

Nine Months Ended June 30, 2026, Compared to Nine Months Ended June 30, 2025

Fuel expense increased $208 million for the nine months ended June 30, 2026, as compared to the same period of the prior year. This increase was primarily due to an increase in effective fuel rates due to higher natural gas prices, resulting in a $129 million increase in fuel expense. Additionally, fuel expense increased $97 million due to higher levels of TVA generation as compared to the same period of the prior year. Partially offsetting these increases was a decrease of $18 million due to the deferral of significant expenses that were the result of higher than expected natural gas prices.

Purchased power expense increased $45 million for the nine months ended June 30, 2026, as compared to the same period of the prior year. This increase was primarily due to higher purchased power market prices compared to the same period of the prior year, resulting in a $326 million increase. Partially offsetting this increase was a decrease of $261 million due to higher levels of TVA generation as compared to the same period of the prior year. Additionally, purchased power expense decreased $20 million due to the deferral of significant expenses that were the result of higher than expected market prices.

Operating and maintenance expense decreased $76 million for the nine months ended June 30, 2026, as compared to the same period of the prior year. This decrease was primarily due to IRA tax credits recorded in the three months ended December 31, 2025, which contributed $62 million to the overall decrease. These credits were recognized as a reduction in Operating and maintenance expense based on what the credits were intended to reimburse. See Note 1 — Summary of Significant Accounting Policies — Government Grants.

Depreciation and amortization expense decreased $161 million for the nine months ended June 30, 2026, as compared to the same period of the prior year. This decrease was primarily driven by a $132 million decrease due to depreciable life assumption changes for CUF and KIF, and a $105 million decrease in depreciation expense due to the December 2025 Browns Ferry SLR, which extended the useful life of the three nuclear units for an additional 20 years. Partially offsetting these decreases was an increase due to depreciation of additions to net completed plant.

Tax equivalents expense increased $32 million for the nine months ended June 30, 2026, as compared to the same period of the prior year. This change is primarily driven by an increase in TVA's revenue from sales of electricity in 2025, which is used as the basis for calculating tax equivalent expense.

Generating Sources. The following tables show TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated.

Total Power Supply by Generating Source For the three months ended June 30 (millions of kWh)
	2026		2025
Nuclear	16,891	41%	12,683	31%
Natural gas and/or oil-fired(1)	9,705	24%	9,301	23%
Coal-fired	5,285	13%	6,196	15%
Hydroelectric	1,457	3%	3,537	9%
Total TVA-operated generation facilities(2)(3)	33,338	81%	31,717	78%
Purchased power (natural gas and/or oil-fired)(4)	3,531	9%	4,067	10%
Purchased power (other renewables)(5)	1,518	4%	532	2%
Purchased power (coal-fired)	1,263	3%	1,617	4%
Purchased power (wind)(6)	1,060	2%	1,314	3%
Purchased power (hydroelectric)	223	1%	1,171	3%
Total purchased power(3)	7,595	19%	8,701	22%
Total power supply	40,933	100%	40,418	100%
Notes
(1) The generation for the three months ended June 30, 2026, included 60 thousand kWh of pre-commercial generation at CUG. The generation for the three months ended June 30, 2025, included 35 thousand kWh of pre-commercial generation at the Johnsonville Facility.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the three months ended June 30, 2026, and three months ended June 30, 2025. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(4) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia Combined Cycle Plant ("Caledonia CC"), which is currently a leased facility operated by TVA. Generation from Caledonia CC was 1,081 million kWh and 1,484 million kWh for the three months ended June 30, 2026, and 2025, respectively.
(5) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, biomass, and renewable cogeneration. TVA acquires Renewable Energy Certificates ("RECs") in connection with certain purchased power transactions and sells some of these RECs to customers.
(6) At June 30, 2025, 1,314 megawatts ("MWs") previously classified as Purchased power (other renewables) has been reclassified to Purchased power (wind)
to conform to current year presentation.

Total Power Supply by Generating Source For the nine months ended June 30 (millions of kWh)
	2026		2025
Nuclear	50,663	41%	38,584	31%
Natural gas and/or oil-fired(1)	28,443	23%	30,525	25%
Coal-fired	17,163	14%	17,814	15%
Hydroelectric	6,987	5%	10,783	9%
Total TVA-operated generation facilities(2)(3)	103,256	83%	97,706	80%
Purchased power (natural gas and/or oil-fired)(4)	9,670	8%	12,897	11%
Purchased power (coal-fired)	3,476	3%	3,978	3%
Purchased power (other renewables)(5)	3,221	3%	2,136	1%
Purchased power (wind)(6)	3,061	2%	3,077	3%
Purchased power (hydroelectric)	1,279	1%	2,884	2%
Total purchased power(3)	20,707	17%	24,972	20%
Total power supply	123,963	100%	122,678	100%
Notes
(1) The generation for the nine months ended June 30, 2026, included 60 thousand kWh of pre-commercial generation at CUG. The generation for the nine months ended June 30, 2025, included 94 thousand kWh of pre-commercial generation at the Johnsonville Facility.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the nine months ended June 30, 2026, and nine months ended June 30, 2025. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage in the Annual Report for a discussion of Raccoon Mountain Pumped-Storage Plant.
(4) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia CC, which is currently a leased facility operated by TVA. Generation from Caledonia CC was 3,242 million kWh and 3,958 million kWh for the nine months ended June 30, 2026, and 2025, respectively.
(5) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, biomass, and renewable cogeneration. TVA acquires RECs in connection with certain purchased power transactions and sells some of these RECs to customers.
(6) At June 30, 2025, 3,077 MWs previously classified as Purchased power (other renewables) has been reclassified to Purchased power (wind)

to conform to current year presentation.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. In 2026, TVA expects to invest $146 million on its energy efficiency programs and anticipates approximately 406 gigawatt hours of net incremental energy efficiency savings. During the three and nine months ended June 30, 2026, TVA invested $42 million and $90 million on energy efficiency programs, respectively.

Interest Expense.  Interest expense and interest rates for the three and nine months ended June 30, 2026, and the three and nine months ended June 30, 2025, were as follows:

Interest Expense and Rates (in millions)
	Three Months Ended June 30			Nine Months Ended June 30
	2026	2025	Percent Change	2026	2025	Percent Change
Interest expense(1)	$316	$307	2.9%	$933	$880	6.0%

Average blended debt balance(2)	$24,021	$22,775	5.5%	$23,670	$22,270	6.3%

Average blended interest rate(3)	5.09%	5.11%	(0.4)%	5.08%	5.03%	1.0%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIEs"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIEs, and discount notes.

Total interest expense increased $9 million for the three months ended June 30, 2026, as compared to the same period of the prior year. This increase was primarily driven by a $5 million increase from higher average balances on short‐term debt and a $5 million increase in interest on other financing leases, primarily the new lease financing arrangement with Cumberland Combined Cycle Generation LLC ("CCCGL"). This increase was partially offset by a $1 million decrease in interest on short-term debt primarily due to lower average rates.

Total interest expense increased $53 million for the nine months ended June 30, 2026, as compared to the same period of the prior year. This increase was primarily driven by a $50 million increase from higher average balances and rates on long-term debt and a $7 million increase in interest from higher average balances on short-term debt. This increase was partially offset by a $4 million decrease in interest on short-term debt primarily due to lower average rates.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's other sources of potential liquidity include three revolving credit facilities totaling $2.5 billion, a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), and proceeds from other financings. See Note 13 — Debt and Other Obligations — Credit Facility Agreements. The TVA Board of Directors ("TVA Board") authorized TVA to issue power bonds and enter into other financing arrangements in an aggregate amount not to exceed $3.0 billion during 2026. Other financing arrangements may include, but are not limited to, lease financings, transactions supported by certain power purchase agreements, energy prepayments from customers, and other similar agreements. TVA may also engage from time to time in other alternative forms of financing such as sales of receivables or loans.

The Tennessee Valley Authority Act of 1933, as amended ("TVA Act"), authorizes TVA to issue bonds, notes, or other evidences of indebtedness (collectively, "Bonds") in an amount not to exceed $30.0 billion outstanding at any time. Bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at June 30, 2026, were $21.2 billion (including current maturities). The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds could provide supplementary funding if needed. Currently, TVA expects to utilize a combination of Bonds, other financings, or potentially additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments. TVA may also receive funding by filing for credits available under the IRA, by applying for grants or other funding available under the Bipartisan Infrastructure Law ("BIL"), from other federal funding opportunities, or from other third-party financing arrangements. See Lease Financings below, Key Initiatives and Challenges — Funding Opportunities, Note 10 — Variable Interest Entities, and Note 13 — Debt and Other Obligations for additional information.

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

Debt Securities.  TVA's Bonds are not obligations of the United States ("U.S."), and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At June 30, 2026, the average maturity of long-term power bonds was 13.99 years, and the weighted average interest rate was 4.74 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and tax equivalents, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at June 30, 2026. See Lease Financings below, Note 10 — Variable Interest Entities, and Note 13 — Debt and Other Obligations for additional information.

The following table provides additional information regarding TVA's short-term borrowings:

Short-Term Borrowings (in millions)
	At June 30, 2026	Three Months Ended June 30, 2026	Nine Months Ended June 30, 2026	At June 30, 2025	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2025
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$500	$858	$864	$319	$394	$638
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,351	$1,399	N/A	$461	$1,541
Weighted Average Interest Rate
Discount notes	3.59%	3.69%	3.72%	4.20%	4.37%	4.38%
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

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $1.5 billion and $522 million at June 30, 2026 and 2025, respectively. A summary of cash flow components for the nine months ended June 30, 2026 and 2025, follows:

    Cash provided by (used in):

Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

Net cash flows provided by operating activities decreased $193 million for the nine months ended June 30, 2026, as compared to the same period of the prior year. The decrease was primarily due to higher fuel and purchased power payments, the termination of the distributor prepayment program at the end of 2025, and an increase in refunds of transmission interconnection related deposits as compared to the same period of the prior year. The distributor prepayment program allowed customers to prepay their invoices and receive interest credits. These decreases were partially offset by higher customer collections as a result of increased sales volume.

Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

Net cash flows used in investing activities decreased $629 million for the nine months ended June 30, 2026, as compared to the same period of the prior year. The decrease was driven by less spend related to capacity expansion projects, primarily related to the Cumberland natural gas project nearing completion and higher spend on the Kingston natural gas project in the prior year. In addition, during the nine months ended June 30, 2026, TVA received cash related to insurance proceeds for property recovery and IRA tax credits related to capital assets.

Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

Net cash provided by financing activities decreased $527 million for the nine months ended June 30, 2026, as compared to the same period of the prior year. The decrease is primarily due to a decrease in power bond issuances combined with the use of cash on hand to pay bond maturities. The decrease was partially offset with proceeds from debt of variable interest entities and higher net short-term debt issuance, as compared to the same period of the prior year. TVA anticipates a need to increase debt in the coming years as it continues to invest in power system assets, which may result in positive net cash flows provided by financing activities in future periods.

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

During the nine months ended June 30, 2026, TVA's power purchase obligations increased $1.2 billion primarily due to TVA signing two battery energy storage system agreements which are expected to commence by the summer of 2029. The terms of the agreements are 20 years and capacity payments over the terms of the agreements are expected to total over

$1.3 billion. Both agreements include a lease component. TVA's fuel purchase obligations also increased $574 million primarily due to new and/or extended contracts for nuclear fuel and increased contract costs for natural gas transportation. Nuclear fuel commitments are from 2026 to 2037 and natural gas transportation commitments are from 2026 to 2056. In addition, TVA entered into a new lease financing arrangement during the nine months ended June 30, 2026. See Note 10 — Variable Interest Entities.

Key Initiatives and Challenges

There have been no material changes to the key initiatives and challenges described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges of the Annual Report, except as described below.

Capacity

Natural Gas Fired Units. TVA is constructing a 200 MW aeroderivative CT project at TVA's Allen site. An approved construction air permit was received in December 2025. As of June 30, 2026, TVA had spent $276 million on the project at Allen and could spend up to an additional $155 million.

TVA is planning to construct a 350 MW project at TVA's Lagoon Creek site for four additional CTs. TVA completed an Environmental Impact Statement ("EIS") for 16 units at the site prior to construction of the currently operational 12 units, and in December 2025, TVA deemed that the existing EIS fulfilled NEPA requirements for the additional CTs. As of June 30, 2026, TVA had spent $2 million on the project at Lagoon Creek and could spend up to an additional $668 million.

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

Pre-commercial plant operations began on CUG Units 1 and 2 during the third quarter of 2026.

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

Nuclear Fleet License Extensions. Subject to the completion of all appropriate environmental reviews, TVA is seeking to renew all nuclear generation units' licenses for an additional 20 years. A license renewal application was submitted to the Nuclear Regulatory Commission ("NRC") in January 2024 for the three units at Browns Ferry, and the renewal was approved by the NRC in December 2025.

Coal-Fired Fleet. In February 2026, TVA published final supplemental EISs with the preferred alternatives of continued operations of KIF and CUF in conjunction with the other capacity projects being constructed at the Kingston and Cumberland sites. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Natural Gas-Fired Units and — Coal-Fired Fleet in the Annual Report.

In addition, in February 2026, the TVA Board separately authorized TVA, at the direction and discretion of the CEO, to operate KIF and CUF in accordance with all applicable laws and regulatory requirements, including all requirements imposed by any applicable permits, and directed TVA staff to apply for any permits that may be applicable for TVA to continue to operate the coal units along with the new gas units. In March 2026, TVA submitted requests to the Tennessee Department of Environment and Conservation (“TDEC”) for modifications of the National Pollutant Discharge Elimination System permits for KIF and CUF that would allow continued operations past December 31, 2028. In May 2026, TVA submitted an initial Prevention of Significant Deterioration (“PSD”) permit application for the new gas units at the Cumberland site, and TVA is developing a PSD permit application for the new gas units at the Kingston site. TVA will need to obtain these PSD permits in order to operate the coal units along with the new gas units in the absence of regulatory relief. See Note 21 — Commitments and Contingencies — Legal Proceedings — Notice of Intent to Sue for Alleged Violations of Clean Air Act at Cumberland for a discussion of potential litigation involving the coal and gas units at the Cumberland site, and see Note 21 — Commitments and Contingencies — Legal Proceedings — Notice of Intent to Sue for Alleged Violations of Clear Air Act at Kingston for a discussion of potential litigation involving the coal and gas units at the Kingston site.

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

Battery Energy Storage. During the nine months ended June 30, 2026, TVA signed two battery energy storage system agreements which are expected to commence by the summer of 2029. The terms of the agreements are 20 years, and capacity payments over the terms of the agreements are expected to total over $1.3 billion.

Funding Opportunities

TVA continues to evaluate and pursue funding opportunities under the IRA and the BIL to help offset the cost of qualifying projects. The IRA makes certain tax-exempt entities, including TVA, eligible for a direct-pay option for certain tax credits for zero-emission energy projects or generation. At June 30, 2026, TVA had recorded $112 million in Accounts receivable, net related to these tax credits. In addition, TVA received $26 million during the nine months ended June 30, 2026, related to these credits.

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

In June 2026, DOE selected TVA's CUF application to enter into negotiations for up to $46 million under the Restoring Reliability: Coal Recommissioning and Modernization federal grant program. Upon successful completion of negotiations, TVA would become eligible to receive the federal funding. TVA anticipates contributing approximately $70 million toward this effort, resulting in a total potential investment of about $116 million.

Integrated Resource Plan

The Integrated Resource Plan ("IRP") is TVA's long-term planning study that evaluates options to meet the region's growing energy needs over the next 20-plus years. The plan offers strategic direction on how TVA could continue to deliver low cost, reliable, and resilient electricity to the approximately 10 million people and businesses across TVA’s seven-state region. In June 2026, TVA made available the Preliminary Final 2026 IRP and its associated EIS for public review and comment with public comments accepted through July 22, 2026. The Preliminary Final 2026 IRP reflects updated assumptions to align with changes in the electric utility industry. TVA anticipates the Final IRP recommendations and EIS will be presented at the August 2026 Board meeting for the TVA Board’s consideration.

Systems Operations Center

A new system operations center was built to accommodate a new energy management system and adapt to new regulatory requirements. Construction of the facility was completed in FY 2025, and the facility became fully operational in June 2026.

Coal Combustion Residuals

On February 10, 2026, the Environmental Protection Agency ("EPA") published a final rule that provides additional time to complete facility evaluation reporting requirements for identifying CCR management units ("CCRMU") and to comply with associated groundwater monitoring provisions. In addition, this final rule makes conforming changes to the remaining CCRMU compliance requirements and deadlines. As a result of the enactment of the final rule, TVA recorded a decrease of $146 million to the asset retirement obligations liability during the second quarter of 2026. These amounts are forward-looking and are subject to various uncertainties, and actual amounts may differ materially based upon a number of factors, including, but not limited to, the outcome of legal challenges to the Legacy Coal Combustion Residuals Rule, ongoing evaluations of the number and scope of newly regulated units, and determinations on final closure requirements and performance standards. See Forward-Looking Information in this Quarterly Report and Part I, Item 1A, Risk Factors in the Annual Report for a discussion of additional factors. See also Note 12 — Asset Retirement Obligations.

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

Management. Effective January 15, 2026, Rebecca C. Tolene ceased performing the duties of TVA’s Executive Vice President and General Counsel and has departed TVA. In addition, effective March 2, 2026, Jeremy P. Fisher ceased performing the duties of TVA’s Executive Vice President and Chief Business Officer and will be departing TVA.

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

Compensation Actions. On February 11, 2026, the TVA Board approved the replacement of the Carbon-Free Performance Indicator measure and related goals under the LTIP with a new Project Milestones measure and related goals for the 2024 - 2026, 2025 - 2027, and 2026 - 2028 performance cycles. In addition, on May 21, 2026, the TVA Board approved amended and restated versions of the TVA Compensation Plan, the Executive Annual Incentive Plan, and the LTIP.

Presidential Memorandum Regarding Compensation Practices at TVA. On March 11, 2026, President Trump issued a Presidential Memorandum directing the TVA Board, as appropriate and if consistent with its annual survey of prevailing compensation, to adopt and implement policies establishing a maximum total annual compensation limit of $500,000 for all TVA employees, including the CEO. The memorandum directs the TVA Board to consider whether to adopt such policies within 90 days of the date of the memorandum. On May 22, 2026, the TVA Board responded to the President certifying compliance with the Presidential Memorandum. In the response, the TVA Board noted that it will implement its proposed compliance path through an amended and restated TVA Compensation Plan. As noted above, the TVA Board adopted an amended and restated TVA Compensation Plan, and a copy of the plan is attached as Exhibit 10.3 to this Quarterly Report. See Part III, Item 11, Executive Compensation — Compensation Discussion and Analysis in the Annual Report for a discussion of the TVA Board’s obligations under the TVA Act with respect to compensation matters.

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

Cleanup of Solid and Hazardous Wastes

Coal Combustion Residuals. In August 2015, TDEC issued an order that includes an iterative process through which TVA and TDEC will investigate, assess, and remediate any unacceptable risks resulting from Coal Combustion Residuals ("CCR") management and disposal at TVA's current and former coal-fired generating units in the State of Tennessee. As part of this process, TVA submitted environmental assessment reports (“EARs”) to TDEC, and after the EARs were approved, TVA submitted Corrective Action/Risk Assessment (“CARA”) Plans that identified the unacceptable risks and all associated TVA actions to remediate those risks. TDEC will review the CARA Plans and provide comments, and TVA will make revisions to address TDEC's comments until TDEC approves a final CARA Plan for each site. The public also will have an opportunity to review and comment on each CARA Plan prior to TDEC's approval of the final plan. On November 14, 2025, TDEC approved the final CARA Plan for the Allen Coal-Fired Plant. See Key Initiatives and Challenges — Coal Combustion Residuals above for a discussion of recent EPA actions related to federal CCR regulations.

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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities. At June 30, 2026, TVA had accrued $9 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to TVA’s management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the Interim President and CEO, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2026.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

Under the Tennessee Valley Authority Act of 1933, as amended ("TVA Act"), a quorum of the TVA Board of Directors ("TVA Board") is five members. In January 2026, the TVA Board regained a quorum, and it currently has six members. Becoming a member of the TVA Board requires confirmation by the U.S. Senate following appointment by the President, and this process may be lengthy. In addition, the President may remove TVA Board members, and TVA Board members may resign or otherwise leave office before a successor is commissioned. Without a quorum, the TVA Board may not have authority to direct TVA into new areas of activity, to embark on new programs, or to change TVA's existing direction. As such, the loss of a quorum for an extended period of time may have a negative impact on TVA's ability to change the rates TVA charges for power, change long-term objectives, plans, and policies, and respond to significant changes in technology, the regulatory environment, or the industry overall and, in turn, negatively affect TVA's cash flows, results of operations, financial condition, and reputation.

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

ITEM 5.  OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended June 30, 2026, no director or officer of TVA notified TVA of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Offer Letter Between TVA and Michael D. Skaggs Dated as of April 24, 2026 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 24, 2026, File No. 000-52313)

10.2*	Separation and Release Agreement Between TVA and Donald A. Moul Dated as of April 7, 2026

10.3	Amended and Restated TVA Compensation Plan Approved on May 21, 2026 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on May 28, 2026, File No. 000-52313)

10.4	Amended and Restated Executive Annual Incentive Plan Approved on May 21, 2026 (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on May 28, 2026, File No. 000-52313)

10.5	Amended and Restated Long-Term Incentive Plan Approved on May 21, 2026 (Incorporated by reference to Exhibit 10.3 to TVA's Current Report on Form 8-K filed on May 28, 2026, File No. 000-52313)

10.6	Head Lease Agreement Dated as of May 26, 2026, Among the United States of America, TVA, and Cumberland Combined Cycle Generation LLC

10.7	Facility Lease-Purchase Agreement Dated as of May 26, 2026, Between Cumberland Combined Cycle Generation LLC and TVA

10.8	Construction Management Agreement Dated as of May 26, 2026, Between Cumberland Combined Cycle Generation LLC and TVA

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Interim Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Interim Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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

Date:	August 3, 2026		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Michael D. Skaggs
Michael D. Skaggs
Interim President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ Thomas C. Rice
Thomas C. Rice
Executive Vice President and Chief Financial Officer (Principal Financial Officer)