Form 10-K
period 2026-09-30
Tennessee Valley Authority
filed 2026-11-13
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO
SECTION 13, 15(d), OR 37 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2026
OR
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
Yes ☐   No ☒

Estimated aggregate market value of the common equity held by non-affiliates of TVA at March 31, 2026: N/A

Number of shares of common stock outstanding at November 12, 2026: N/A

GLOSSARY OF COMMON ACRONYMS.......................................................................................................................................................................................................	4
FORWARD-LOOKING INFORMATION...	7
GENERAL INFORMATION...	8

PART I

ITEM 1. BUSINESS...	10
The Corporation...	10
Service Area...	11
Customers...	12
Rates...	13
Power Supply and Load Management Resources.............................................................................................................................................................................	14
Fuel Supply...	22
Transmission...	24
Weather and Seasonality...	25
Competition...	25
Research and Development...	25
Flood Control Activities...	26
Environmental Stewardship Activities.................................................................................................................................................................................................	27
Economic Development Activities......................................................................................................................................................................................................	27
Regulation...	28
Taxation and Tax Equivalents...	29
Environmental Matters...	29
Human Capital Management...	37

ITEM 1A. RISK FACTORS...	40

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................................................................................................................................................................	52

ITEM 1C. CYBERSECURITY...	52

ITEM 2. PROPERTIES...	53
Generating Properties...	53
Transmission Properties...	56
Public Land Management Reservoir Properties.................................................................................................................................................................................	56
Buildings...	56
Disposal of Property...	56

ITEM 3. LEGAL PROCEEDINGS...	56

ITEM 4. MINE SAFETY DISCLOSURES......................................................................................................................................................................................................	56

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............	57

ITEM 6. RESERVED...	57

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................................	57
Business and Mission...	57
Executive Overview...	59
Results of Operations...	60
Liquidity and Capital Resources...	66
Key Initiatives and Challenges...	70
Critical Accounting Estimates...	77
New Accounting Standards and Interpretations.................................................................................................................................................................................	83
Legislative and Regulatory Matters....................................................................................................................................................................................................	83
Environmental Matters...	83
Legal Proceedings...	83
Risk Management Activities...	83

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................................................................................	85

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................................................................................................................	86
Consolidated Balance Sheets...	86
Consolidated Statements of Operations.............................................................................................................................................................................................	88
Consolidated Statements of Comprehensive Income (Loss).............................................................................................................................................................	89
Consolidated Statements of Cash Flows...........................................................................................................................................................................................	90
Consolidated Statements of Changes in Proprietary Capital.............................................................................................................................................................	91
Notes to Consolidated Financial Statements.....................................................................................................................................................................................	92
Report of Independent Registered Public Accounting Firm (PCAOB ID 42) ......................................................................................................................................	156

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................................................	159

ITEM 9A. CONTROLS AND PROCEDURES...............................................................................................................................................................................................	159
Disclosure Controls and Procedures..................................................................................................................................................................................................	159
Internal Control over Financial Reporting...........................................................................................................................................................................................	159
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	160

ITEM 9B. OTHER INFORMATION...	161

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.....................................................................................................	163

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.............................................................................................................................	163
Directors...	164
Executive Officers...	165
Disclosure and Financial Code of Ethics............................................................................................................................................................................................	166
Insider Trading Policy...	166
Committees of the TVA Board...	166

ITEM 11. EXECUTIVE COMPENSATION.....................................................................................................................................................................................................	168
Compensation Discussion and Analysis.............................................................................................................................................................................................	168
Executive Compensation Tables and Narrative Disclosures..............................................................................................................................................................	180
CEO Pay Ratio Disclosure...	194
Director Compensation...	195
Compensation Committee Interlocks and Insider Participation..........................................................................................................................................................	196
Compensation Committee Report......................................................................................................................................................................................................	196

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................................	197

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.........................................................................................	197
Director Independence...	197
Related Party Transactions...	197

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................................................................................................................	199

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.....................................................................................................................................................................	200

ITEM 16. FORM 10-K SUMMARY...	204

SIGNATURES...	205

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Annual Report on Form 10-K for the fiscal year ended September 30, 2026 (the "Annual Report"):

Term or Acronym	Definition
2015 CCR Rule	2015 Coal Combustion Residuals Rule
ACPA	Anti-Cherrypicking Amendment
AI	Artificial intelligence
AOCI	Accumulated other comprehensive income (loss)
ARO(s)	Asset retirement obligation(s)
ART	Asset Retirement Trust
BIL	Bipartisan Infrastructure Law
Bonds	Bonds, notes, or other evidences of indebtedness
BREC	Bull Run Energy Complex
CAA	Clean Air Act
CARA	Corrective Action/Risk Assessment
CCR	Coal combustion residuals
CCRMUs	CCR Management Units
CEO	Chief Executive Officer
CO2	Carbon dioxide
COLA(s)	Cost of living adjustment(s)
CSAPR	Cross-State Air Pollution Rule
CT(s)	Combustion turbine(s)
CCCGL	Cumberland Combined Cycle Generation LLC
CGHLLC	Cumberland Generation Holdco LLC
CUF	Cumberland Coal-Fired Plant
CUG	Cumberland Combined Cycle Gas Plant
CVA(s)	Credit valuation adjustment(s)
CWA	Clean Water Act
CY	Calendar year
DCP	Deferred Compensation Plan
DER	Distributed energy resources
DOE	Department of Energy
EIS	Environmental Impact Statement
ELGs	Effluent limitation guidelines
EO(s)	Executive order(s)
EPA	Environmental Protection Agency
ERC	Enterprise Risk Council
ETP	Enterprise Transformation Program
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FHP	Financial Hedging Program
FIP	Federal Implementation Plan
FPA	Federal Power Act
GAAP	Generally Accepted Accounting Principles
GAC	Grid access charge
GHG	Greenhouse gas
GVH	GE Vernova Hitachi Nuclear Energy
Holdco	John Sevier Holdco LLC

IRP	Integrated Resource Plan
JACTG	Johnsonville Aeroderivative Combustion Turbine Generation LLC
JHLLC	Johnsonville Holdco LLC
JSCCG	John Sevier Combined Cycle Generation LLC
KIF	Kingston Coal-Fired Plant
KIG	Kingston Gas Plant
kWh	Kilowatt hours
Legacy CCR Rule	Legacy Coal Combustion Residuals Rule
Legacy SIs	Legacy CCR Surface Impoundments
LPCs	Local power company customers
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MLGW	Memphis Light, Gas and Water Division
mmBtu	Million British thermal unit(s)
Moody's	Moody's Investors Service, Inc.
MtM	Mark-to-market
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NES	Nashville Electric Service
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NYSE	New York Stock Exchange
O&M	Operating & Maintenance
PARRS	Putable Automatic Rate Reset Securities
PPAs	Power purchase agreements
RCRA	Resource Conservation and Recovery Act
RECs	Renewable energy certificates
RFP	Request for proposal
RP	Restoration Plan
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHLLC	Southaven Holdco LLC
SIPs	State Implementation Plans
SLR	Subsequent license renewal
SMR(s)	Small modular reactor(s)
SO2	Sulfur dioxide
TDEC	Tennessee Department of Environment and Conservation
TIPS	Treasury Inflation-Protected Securities
TPBARs	Tritium-producing burnable absorber rods
TVA	Tennessee Valley Authority
TVA Act	Tennessee Valley Authority Act of 1933, as amended
TVA Board	TVA Board of Directors

TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
USACE	U.S. Army Corps of Engineers
VIE(s)	Variable interest entity(ies)
XBRL	eXtensible Business Reporting Language

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the fiscal year ended September 30, 2026 (the "Annual Report"), contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.  In certain cases, forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "believe," "intend," "project," "plan," "predict," "assume," "forecast," "estimate," "objective," "possible," "probably," "likely," "potential," "speculate," "aim," "aspiration," "goal," "seek," "strategy," "target," the negative of such words, or other similar expressions.

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
•Legal, administrative, and regulatory proceedings, including those involving CCR facilities, gas plants, coal plants, permitting challenges, National Environmental Policy Act ("NEPA") challenges, Clean Air Act ("CAA") challenges, Clean Water Act ("CWA") challenges, and other litigation, which could lead to unanticipated costs, operational changes, or modifications to TVA's business or compliance obligations;
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
•Potential failure of internal financial controls, disclosure controls, or information technology systems to prevent or detect fraud, errors, cyber attacks, or data losses, and inability to use regulatory accounting for certain costs;
•Inability of TVA to achieve or maintain its cost reduction goals, including pursuant to its Enterprise Transformation Program ("ETP"), which may require TVA to increase rates and/or issue more debt than planned;
•Negative impacts to TVA’s reputation, which may result from operational failures, litigation, cybersecurity incidents, inability to meet strategic goals, customer relations or contractor actions, or high-profile negative publicity; or
•Other unforeseeable events or conditions that could materially impact TVA’s business, operations, financial condition, or results of operations.

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

GENERAL INFORMATION

Fiscal Year

References to years (2026, 2025, etc.) in this Annual Report on Form 10-K for the fiscal year ended September 30, 2026, are to TVA's fiscal years ending September 30 except for references to years in the biographical information about directors and executive officers in Part III, Item 10, Directors, Executive Officers, and Corporate Governance, as well as to years that are preceded by "CY," which references are to calendar years.

Notes

References to "Notes" are to the Notes to Consolidated Financial Statements contained in Part II, Item 8, Financial Statements and Supplementary Data in this Annual Report.

Property

TVA generally does not own real property or real property interests (collectively, "real property").  TVA typically acquires real property in the name of the United States ("U.S."), and legal title in such real property is entrusted to TVA as the agent of the U.S. to accomplish the purposes of the Tennessee Valley Authority Act of 1933, as amended ("TVA Act").  TVA acquires personal property in the name of TVA.  Accordingly, unless the context indicates the reference is to TVA's personal property, any statement in this Annual Report referring to TVA property shall be read as referring to the real property of the U.S. that has been entrusted to TVA as its agent.

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

•Environment — Caring for the region's natural resources; and

•Economic Development — Creating sustainable economic growth.

For more than 90 years, TVA has worked to make life better across the Tennessee Valley region. TVA continues to focus on building an American energy future — one that provides energy security and national security.

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

TVA Locations

Ohio River
Mississippi River
Cumberland River
Tennessee River
Tennessee-Tombigbee Waterway
Kentucky Dam & Lock
Shawnee Fossil Plant
Marshall County Combustion Turbine Plant
Paradise Combined Cycle & Combustion Turbine Plant
Gallatin Fossil & Combustion Turbine Plants
Gleason Combustion Turbine Plant
Cumberland Fossil Plant
Johnsonville Combustion Turbine & Aeroderivative Plants
Lagoon Creek Combustion Turbine & Combined Cycle Plants
Cedar Dam
Pin Oak Dam
Beech Dam
Redbud Dam
Dogwood Dam
Pine Dam
Lost Creek Dam
Sycamore Dam
Brownsville Combustion Turbine Plant
Allen Combined Cycle & Combustion Turbine Plants
Southaven Combined Cycle Plant
Magnolia Combined Cycle Plant
Pickwick Landing Dam & Lock
Colbert Combustion Turbine Plant
Wheeler Dam & Lock
Wilson Dam & Lock
Browns Ferry Nuclear Plant
Cedar Creek Dam
Little Bear Creek Dam
Bear Creek Dam
Upper Bear Creek Dam
Guntersville Dam & Lock
Normandy Dam
Tims Ford Dam
Great Falls Dam
Sequoyah Nuclear Plant
Chickamauga Dam & Lock
Nickajack Dam & Lock
Raccoon Mountain Pumped Storage Plant
Kingston Fossil Plant
Watts Bar Nuclear Plant
Watts Bar Dam & Lock
Melton Hill Dam & Lock
Ft. Loudoun Dam & Lock
Tellico Dam
Doakes Creek Dam
Norris Dam
Cherokee Dam
Douglas Dam
John Sevier Dam
John Sevier Combined Cycle Plant
Nolichucky Dam
Ft. Patrick Henry Dam
Boone Dam
South Holston Dam
Wilbur Dam
Watauga Dam
Clear Creek Dam
Beaver Creek Dam
Fontana Dam
Apalachia Dam
Hiwassee Dam
Chatuge Dam
Ocoee #1 Dam
Ocoee #2 Dam
Ocoee #3 Dam
Nottely Dam
Blue Ridge Dam
Caledonia Combined Cycle Plant
Ackerman Combined Cycle Plant
Kemper Combustion Turbine Plant
Legend
State Line
Water
Power Service Area
TVA Watershed
TVA Hydroelectric Dam
TVA Non-Power Dam
TVA Coal-Fired Plant
TVA Nuclear Plant
TVA Combined Cycle Plant
TVA Combustion Turbine Plant
TVA Pumped Storage Plant
0
20
40
60 mi.
Sept. 2025
N

Note
(1) TVA locations shown here were in service as of September 30, 2026.
(2) In addition to the locations above, TVA owns approximately one megawatt ("MW") of nameplate capacity among nine operating solar installations across the Tennessee Valley region with six installations in Tennessee, two in Alabama, and one in Mississippi. See Power Supply and Load Management Resources for a description of all of TVA's power supply resources.

In addition, the Federal Power Act ("FPA") includes a provision that helps protect TVA's ability to sell power within its service area.  This provision, called the "anti-cherrypicking" provision, prevents the Federal Energy Regulatory Commission ("FERC") from ordering TVA to provide access to its transmission lines to others to deliver power to customers within TVA's defined service area.  As a result, the anti-cherrypicking provision reduces TVA's exposure to loss of its customers. However, there have been some efforts to circumvent the anti-cherrypicking provision, and the protection of the provision could be limited and perhaps eliminated by federal legislation at some time in the future. See Competition and Part I, Item 1A, Risk Factors — Regulatory, Legislative, and Legal Risks — TVA could lose its protected service territory.

In 2026, the revenues generated from TVA's electricity sales were $14.0 billion and accounted for virtually all of TVA's revenues. See Note 18 — Revenue for details regarding revenues by state for each of the last three years.

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

Local Power Company Customers

Revenues from LPCs accounted for approximately 90 percent of TVA's total operating revenues for 2026.  TVA had wholesale power contracts with 153 LPCs at September 30, 2026. Each of these contracts requires the LPC to purchase from TVA all of the electric power required for service to the LPC's customers; however, Power Supply Flexibility Agreements available to LPCs that have executed long-term Partnership Agreements with TVA allow LPCs to locally generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. Revised flexibility agreements were made available to LPCs in 2023. These revised agreements permit projects to be located anywhere in TVA's service area, connected either to the LPC distribution system or to TVA's transmission system, and make it easier for LPCs to partner on projects. As of September 30, 2026, 112 LPCs had signed a Power Supply Flexibility Agreement. LPCs purchase power under contracts with terms of five or 20 years to terminate.

TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively.  Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues for 2026.

TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of September 30, 2026, 148 LPCs had signed the Partnership Agreement with TVA.

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

Other Customers

Revenues from directly served industrial customers accounted for approximately eight percent of TVA's total operating revenues in 2026.  Contracts with these customers are subject to termination by the customer or TVA upon a minimum notice period that varies according to a number of factors, including the customer's contract demand and the period of time service has been provided. TVA also serves seven federal customers, including U.S. Department of Energy ("DOE") facilities and military installations, which accounted for approximately one percent of TVA's total operating revenues in 2026.

Other Revenue

Other revenue consists primarily of wheeling and network transmission charges, sales of excess steam that is a by-product of power production, delivery point charges for interconnection points between TVA and the customer, renewable energy certificates ("RECs") sales, and certain other ancillary goods or services. Other revenue accounted for approximately one percent of TVA's total operating revenues in 2026.

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

    TVA recovers fuel costs and tax equivalent payments associated with fuel cost adjustments through a monthly rate reflecting the forecasted costs of fuel. Fuel costs are allocated to three groups of customers: (1) Standard Service (residential and small commercial customers), (2) large general service customers with contract demands greater than 5 MW, and (3) large manufacturing customers with contract demands greater than 5 MW. Fuel costs are allocated to these three classes of customers in relation to their hourly loads and TVA's hourly incremental dispatch cost. Total monthly fuel costs include costs for natural gas, fuel oil, coal, purchased power, emission allowances, renewable energy credits, nuclear fuel, and other fuel-related commodities as well as realized gains and losses on derivatives purchased to hedge the costs of such commodities.

In August 2026, the Board approved changes to TVA's wholesale rate structure, including the power rate schedules for data centers. These changes were effective October 1, 2026, and will be phased in through 2029. Further, TVA established the Capacity Commitment Charge for new and expanding data center loads above 5 MW to cover the incremental capacity costs of data center demands. Capacity commitment charges under the agreement are based on a rate of approximately $1.5 million per MW of requested capacity above 5 MW. This rate reflects TVA's current cohort-based pricing methodology, which may be revised for future customer cohorts. These changes, which are aligned with the recently signed Ratepayer Protection Pledge, help increase transparency, support grid reliability, enable sustainable economic growth, and protect existing customers from cost shifting and rising rates. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Ratemaking.

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

To accomplish this, TVA is making investments in its generating portfolio and infrastructure. Gas expansion serves broad system needs, with the ability to provide firm, dispatchable capacity, economic energy, and system flexibility. Pre-commercial operations began at the Cumberland Combined Cycle Gas Plant ("CUG") during 2026, and TVA also has ongoing natural gas projects. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity —Natural Gas-Fired Units. TVA's storage expansion continues, driven by both battery storage and the potential for additional pumped storage. In addition, TVA is committed to advancing new nuclear technologies, including small modular reactors ("SMRs"), and expanding solar in a complementary manner while continuing to pursue energy efficiency deployment and demand response program growth. In addition, TVA has been implementing the Hydro Life Extension Program, working to renew its existing nuclear generation fleet licenses, and investing in the existing gas and coal fleet. Finally, the Inflation Reduction Act of 2022 ("IRA") makes certain tax-exempt entities, including TVA, eligible for a direct-pay option for certain energy tax credits. TVA continues to evaluate and pursue funding opportunities under the IRA and Bipartisan Infrastructure Law ("BIL") to help offset the cost of qualifying projects.

Power generating facilities operated by TVA at September 30, 2026, included three nuclear sites, 18 natural gas and/or oil-fired sites, four coal-fired sites, 29 conventional hydroelectric sites, one pumped-storage hydroelectric site, one diesel generator site, and nine operating solar installations. See Part I, Item 2, Properties — Generating Properties — Net Capability for a discussion of the units at these facilities.  TVA also acquires power under PPAs of varying durations, including short-term contracts. See Power Purchase and Other Agreements below.

    The following table shows TVA's power supply by generation source as a percentage of all electric power generated and purchased (based on kilowatt hours ("kWh")) for the periods indicated:

Total Power Supply by Generating Source For the years ended September 30
Generation Resource(1)	2026	2025	2024
Nuclear	39%	33%	39%
Natural gas and/or oil-fired	24%	24%	23%
Coal-fired	14%	15%	13%
Hydroelectric	6%	8%	7%
Purchased power	17%	20%	18%
Note
(1) TVA's non-hydro renewable resources from TVA facilities are less than one percent for all periods shown, and therefore are not represented on the table above. Purchased power contains the majority of non-hydro renewable energy supply. TVA acquires RECs in connection with certain purchased power transactions and sells some of these RECs to customers.

Nuclear

At September 30, 2026, TVA had three nuclear sites consisting of seven units in operation.  The units at Browns Ferry Nuclear Plant ("Browns Ferry") are boiling water reactor units, and the units at Sequoyah Nuclear Plant ("Sequoyah") and Watts Bar Nuclear Plant ("Watts Bar") are pressurized water reactor units.  Operating information for each of these units is included in the table below.

TVA Nuclear Power At September 30, 2026
Nuclear Unit	Summer Net Capability (MW)	Net Capacity Factor for 2026 (%)	Date of Expiration of Operating License
Browns Ferry Unit 1	1,227	91.0	2053
Browns Ferry Unit 2	1,208	98.0	2054
Browns Ferry Unit 3	1,227	86.0	2056
Sequoyah Unit 1	1,152	79.0	2040
Sequoyah Unit 2	1,140	95.5	2041
Watts Bar Unit 1	1,169	89.8	2036
Watts Bar Unit 2	1,179	96.3	2055

Nuclear Fleet License Extensions. TVA is seeking to renew all nuclear generation units' licenses for an additional 20 years. A subsequent license renewal ("SLR") application was submitted to the Nuclear Regulatory Commission ("NRC") in 2024 for the three units at Browns Ferry Nuclear Plant, and the renewal was approved by the NRC in December 2025. In addition, a license renewal application is expected to be submitted to the NRC in the second quarter of 2027 for the two units at Watts Bar. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Nuclear — Nuclear Fleet License Extensions.

Other Nuclear Initiatives. To help ensure the nation's long-term energy security, TVA is seeking to support the exploration and potential development of a diverse range of advanced nuclear technologies, while also adhering to TVA's least-cost planning requirements. TVA has an Early Site Permit that would enable the potential construction and operation of SMRs at TVA's Clinch River Site in Oak Ridge, Tennessee. TVA submitted a construction permit application to the NRC for the GE Vernova Hitachi Nuclear Energy ("GVH") design BWRX-300 SMR at the Clinch River Site. The application was accepted for review by the NRC in July 2025 and approved in September 2026 although TVA has not yet decided whether to construct a reactor at the site. Any path forward will be guided by TVA's commitment to reliable service, affordability for customers, sound financial stewardship, and compliance with all regulatory and environmental requirements. TVA also requested public comment on a draft Supplemental Environmental Impact Statement ("EIS") that addresses potential environmental effects associated with site preparation, construction, operation, and eventual decommissioning of the BWRX-300 SMR at the Clinch River Site. In April 2026, the final Supplemental EIS was issued. In addition, TVA is actively working with groups to seek to bring advanced nuclear technology facilities to the Tennessee Valley. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Nuclear — Small Modular Reactors as well as Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Nuclear — New Nuclear Partnerships.

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

Natural Gas and/or Oil-Fired

    At September 30, 2026, TVA's natural gas and oil-fired fleet consisted of 93 combustion turbine power blocks (68 simple-cycle units, one cogeneration unit, 10 aeroderivative units, and 14 combined-cycle power units), accounting for 13,116 MW of summer net capability. Forty-nine of the simple-cycle units are currently capable of quick-start response allowing full generation capability in approximately 10 minutes. The economic dispatch of natural gas-fired plants depends on both the day-to-day price of natural gas and the price of other available intermediate resources such as coal-fired plants. TVA uses simple-cycle units to meet peaking or backup power needs. The natural gas-fired fleet supports reliability across all hours, as well as the flexibility to help manage ramping and intermittency.

Pre-commercial plant operations began on three of four generators at CUG during 2026, and TVA also has other ongoing natural gas projects. In addition, in August 2026, the TVA Board approved 1,550 megawatts ("MW") of natural gas generation targeted to be online in 2032. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Natural Gas-Fired Units for a discussion of ongoing projects at certain natural gas-fired facilities. TVA may decide to make further strategic investments in natural gas-fired facilities in the future by purchase, construction, or lease, to help support system reliability. See also Part I, Item 2, Properties — Generating Properties, Note 9 —Leases, and Note 15 — Debt and Other Obligations for a discussion of lease arrangements into which TVA has entered in connection with certain natural gas-fired facilities.

Coal-Fired

     At September 30, 2026, TVA had four coal-fired plants consisting of 24 units, accounting for 5,815 MW of summer net capability.

    Coal-fired plants have been subject to increasingly stringent regulatory requirements over the last few decades, including those under the Clean Air Act ("CAA"), the Clean Water Act ("CWA"), and the Resource Conservation and Recovery Act ("RCRA").  There have also been recent executive actions regarding these acts. See Environmental Matters below. TVA is pursuing a programmatic approach for the evaluation of its sites where coal combustion residuals ("CCR") are stored to meet all applicable state and federal regulations.  See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residuals — Coal Combustion Residuals Facilities and Note 23 — Commitments and Contingencies — Legal Proceedings for a discussion of legal proceedings involving Cumberland Coal-Fired Plant ("CUF"), CUG, Kingston Coal-Fired Plant ("KIF"), and Kingston Gas Plant ("KIG").

    In February 2026, TVA published final supplemental EISs with the preferred alternatives of continued operations of KIF and CUF in conjunction with the other capacity projects being constructed at the Kingston and Cumberland sites. In addition, in February 2026, the TVA Board separately authorized TVA, at the direction and discretion of the Chief Executive Officer ("CEO"), to operate KIF and CUF in accordance with all applicable laws and regulatory requirements, including all requirements imposed by any applicable permits, and directed TVA staff to apply for any permits that may be applicable for TVA to continue to operate the coal units along with the new gas units. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Coal-Fired Fleet.

Hydroelectric

Conventional Hydroelectric Dams. At September 30, 2026, TVA's hydroelectric fleet consisted of 29 conventional hydroelectric dams throughout the Tennessee River system with 109 conventional hydroelectric units (106 units and three units in long-term outage and unavailable for service), that accounted for 3,791 MW of summer net capability. Wilbur Hydroelectric Facility Units 1-3 were in long-term outage and unavailable for service at September 30, 2026.  The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors, including the amount of precipitation and runoff, initial water levels, generating unit availability, and the need for water for competing water management objectives.  When these factors are unfavorable, TVA must increase its reliance on higher cost generation plants and purchased power.  In addition, TVA receives a portion of energy generated by eight of the U.S. Army Corps of Engineers ("USACE") dams on the Cumberland River system, and electric generation from the USACE dams is dependent on the same factors that affect generation from the TVA-owned dams.  See Dam Safety Assurance Program and Weather and Seasonality below.

Hydroelectric Pumped-Storage. At September 30, 2026, TVA had four units at Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain") with a total net summer capability of 1,715 MW. These units are utilized to balance the transmission system as well as generate power. TVA uses electricity generated by its fleet during periods of low demand to operate pumps that fill the reservoir at Raccoon Mountain. Then, during periods of high or peak demand, the water is released and the pumps reverse to work as power generating turbines.

TVA is also exploring new hydroelectric pumped-storage to meet peak demands and allow more baseload generation while ensuring the reliability and resiliency of the grid. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Hydroelectric Pumped-Storage.

Hiwassee Hydro Unit 2. Hiwassee Hydro Unit 2 has a unique reversible turbine/generator that acts as a pump and a turbine enhancing TVA's ability to balance baseload generation.  At September 30, 2026, Hiwassee Hydro Unit 2 accounted for 86 MW of the conventional hydroelectric summer net capability.

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

Diesel Generators

At September 30, 2026, TVA had one diesel generator plant consisting of five units, and this facility accounted for nine
MW of summer net capability. These units are not currently dispatched for generation to the transmission grid.

Solar

TVA owns nine operating solar installations that account for approximately one MW of nameplate capacity. In November 2022, the TVA Board approved the opportunity for TVA to explore the development of a utility-scale solar project, contingent on successfully completing environmental reviews under the National Environmental Policy Act ("NEPA") and other applicable laws and obtaining the necessary state permits. The project would utilize TVA land, deploying a solar cap system on the closed CCR facility at the TVA Shawnee Fossil Plant ("Shawnee") in Paducah, Kentucky. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Solar.

Other Renewable Energy Resources

Other renewable energy resources include renewable energy purchases, a majority associated with TVA renewable programs, which are described below. See Power Purchase and Other Agreements for information on renewable PPAs.

The Green Invest Program matches customer demand with renewable supply through a Green Invest Agreement. The goal of the Green Invest Program is to meet the long-term sustainability needs of customers. TVA procures the needed renewable supply through a diversified approach, which could include a competitive procurement process, strategic partnerships, or construction of renewable facilities to meet these needs. As of September 30, 2026, more than 2,200 MW of renewable PPAs have been matched to customers through the Green Invest Program. In addition, Generation Flexibility is a solution available to LPCs participating in TVA's Partnership Agreement and supports the deployment of up to 2,000 MW of distributed solar to provide clean, local generation. See Note 18 — Revenue.

The Green Switch Program allows customers to support solar resources through purchasing solar energy generated in the Tennessee Valley. The product is sold in blocks of 200 kWh or matches 100 percent of a customer's electricity usage (available through select LPCs). During the year ended September 30, 2026, participants purchased 105,767 MWh through the Green Switch Program.

The Power REC Program gives commercial and industrial customers the ability to meet sustainability goals and to make renewable energy claims through RECs from wind generation located outside TVA's service area. During the year ended September 30, 2026, participants purchased approximately 868,382 RECs through the Power REC Program.

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

Total Renewable Energy Resources

As of September 30, 2026, TVA had 7,919 MW of operating renewable energy resources and 1,803 MW of contracted renewable resources not yet online. In addition, TVA has a self-directed solar project currently under development, which is not represented in the table below. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Solar.
Notes
(1) Contracted resources are executed PPAs expected to come online at a future date.
(2) Hydroelectric power consists of 3,791 MW from TVA-owned conventional hydroelectric facilities and 779 MW from renewable PPAs.
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

Community Energy Portfolio

TVA continues to make investments in its community energy portfolio, consisting of energy efficiency, demand response, renewable, and resiliency programs, as part of its commitment to meet the Tennessee Valley’s growing energy needs and to support a decarbonized and more resilient grid. TVA is expanding its portfolio and plans to invest more than $1.5 billion in its energy efficiency and demand response programs from 2024 – 2028. Over this five-year period, TVA anticipates approximately 1,600 gigawatt hours of net incremental energy efficiency savings and expects to have over 2,200 MW of demand response portfolio capacity in 2028. These amounts are forward-looking and subject to various uncertainties. See Forward-Looking Information and Part I, Item 1A, Risk Factors. In 2026, TVA invested $266 million in its energy efficiency and demand response programs, and from 2024-2026, TVA invested a cumulative $681 million. As of September 30, 2026, TVA had 1,656 MW of demand response peak season portfolio capacity and effectively reduced 2026 energy needs by approximately 412 gigawatt hours of net incremental energy efficiency savings.

TVA's community energy portfolio consists of programs aimed at balancing system needs by lowering costs, shaping energy usage, increasing capacity, and decarbonizing the grid, all through the participation of end-use consumers. These programs help end-use consumers save on their bills and reduce some of the need for new generation in the future and are offered to both end-use residential customers and businesses and industries. TVA also has energy programming focused on expanding partnerships, improving program access, and catalyzing investment in communities where all individuals can benefit from TVA's resources. TVA's Uplift Programs, a component of the community energy portfolio, include (1) the Home Uplift Program, which completes home evaluations and makes high-impact home energy upgrades for qualifying homeowners at no cost to the homeowners, and (2) the School Uplift Program, which assists schools with adopting strategic energy management practices. TVA anticipates additional community energy portfolio programs to be developed over the coming years to grow the community energy portfolio. See Distributed Energy Resources above for further discussion on demand response systems.

Power Purchase and Other Agreements

TVA acquires power from a variety of power producers generally through long-term and short-term PPAs as well as through spot market purchases.  During 2026, TVA acquired approximately 96 percent of the power that it purchased through the long-term PPAs described below, including agreements for long-term renewable generation resources, approximately two percent on the spot market, and approximately two percent through short-term PPAs. During 2025, TVA acquired approximately 95 percent of the power that it purchased through long-term PPAs, approximately three percent on the spot market, and approximately two percent through short-term PPAs.

TVA's capability provided by PPAs is primarily provided under contracts that expire through 2046 and are described in the table below.

Power Purchase Agreements(1) At September 30, 2026
Type of Facility	Location	Number of Contracts	Contract Capacity (MW)(2)	Contract Termination Date
Operating
Coal	Georgia	1	500	2028
Coal	Mississippi	1	170	2027
Lignite	Mississippi	1	440	2032
Total Operating Coal		3	1,110
Natural Gas	Alabama	4	1,788	2027 - 2033
Natural Gas	Georgia	2	300	2027 - 2028
Natural Gas(3)	Illinois	1	479	2030
Natural Gas	North Carolina	1	75	2027
Natural Gas	Pennsylvania	1	500	2028
Total Operating Natural Gas		9	3,142
Diesel	Alabama	1	10	2035
Diesel	Mississippi	2	46	2028
Diesel	Tennessee	4	59	2028 - 2032
Total Operating Diesel		7	115
Solar	Alabama	2	302	2037 - 2041
Solar	Kentucky	1	173	2045
Solar	Mississippi	3	550	2044 - 2046
Solar	Tennessee	16	1,019	2032 - 2046
Total Operating Solar		22	2,044
Wind	Iowa	2	159	2030 - 2031
Wind	Illinois	3	450	2032 - 2033
Wind	Kansas	2	311	2032 - 2033
Total Operating Wind		7	920
Biomass	Tennessee	1	5	2031
Biomass	Mississippi	2	32	2030
Total Operating Biomass		3	37
Hydroelectric	Tennessee and Kentucky	2	779	2035 and upon three years' notice
Battery Storage	Mississippi	3	150	2044 - 2046
Subtotal Operating		56	8,297
Contract Renewable Resources(4)			347
Total Operating PPAs			8,644

Contracted (not yet online)
Nuclear		1	50
Natural Gas		4	500
Solar		43	1,803
Battery		4	770
Total Contracted (not yet online) PPAs		52	3,123
Notes
(1) TVA acquires RECs in connection with certain purchased power transactions and sells some of these RECs to customers.
(2) Represents capability specified in TVA's PPA contracts. The measurement for nonrenewable resources is contracted capacity, adjusted for any contractual summer output constraints with the exception of the resources described in note (4). The measurement for renewable resources is contracted capacity of the renewable resources' nameplate capacity. Nameplate capacity does not account for real-time operating constraints, such as intermittency of renewable resources associated with weather, delivery mechanisms, or other factors.
(3) Included in the table above is 479 MW of power delivery in Illinois that expires on May 31, 2028. This contract was replaced with one Natural Gas contract for 482 MW of power delivery in Ohio that commences on June 1, 2028. The MWs associated with the replacement contract are not reported in the table above; however, the contract termination date represents the termination date of the contracted replacement contract of May 31, 2030.
(4) Contract Renewable Resources is capability from various historical renewable energy programs that consist of PPAs primarily with individuals and small businesses.

Under federal law, TVA is required to purchase energy from qualifying facilities (cogenerators and small power producers) at TVA's avoided cost of either generating this energy itself or purchasing this energy from another source. TVA fulfills this requirement through the Dispersed Power Production Program. At September 30, 2026, there were 1,414 generation sources, with a combined qualifying capacity of 277 MW, whose power TVA purchases under this program.

Fuel Supply

General

TVA's consumption of various types of fuel depends largely on the demand for electricity by TVA's customers, the availability of various generating units, and the availability and cost of fuel. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Expenses.

Nuclear Fuel

Current Fuel Supply. Converting uranium to nuclear fuel generally involves four stages: the mining and milling of uranium ore to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride gas; the enrichment of uranium hexafluoride; and the fabrication of the enriched uranium hexafluoride into fuel assemblies. TVA plans to continue using contracts of various products, lengths, and terms as well as inventory to meet the projected nuclear fuel needs of its nuclear fleet.  The net book value of TVA's nuclear fuel was $1.9 billion and $1.2 billion at September 30, 2026 and 2025, respectively.

TVA's nuclear fuel is supplied primarily by U.S., Canadian, Australian, and European Union sources, and TVA has existing physical inventories located in the United States and Canada sufficient to fuel its reactors for many years. TVA is not contracted to purchase any Russian or Chinese origin nuclear fuel and has no Russian or Chinese origin nuclear fuel in inventory for use in its reactors. TVA could be impacted by higher market prices as a result of general market impacts resulting from potential trade restrictions; however, at this time TVA's nuclear fuel is obtained predominantly through long-term contracts.

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

Spent Nuclear Fuel.  All three nuclear sites have dry cask storage facilities.  Sequoyah will need additional capacity by 2029.  Browns Ferry will need additional capacity by 2037. Watts Bar will need additional capacity by 2040. Under the Nuclear Waste Policy Act of 1982, TVA and DOE executed a contract requiring DOE to begin accepting spent nuclear fuel in 1998. TVA filed a breach of contract suit against the U.S. in the U.S. Court of Federal Claims in 2001. As a result of this lawsuit and related agreements, TVA has collected approximately $549 million through 2026.

Tritium-Related Services.  TVA and the DOE are parties to an interagency agreement, executed under the federal Economy Act, under which TVA irradiates tritium-producing burnable absorber rods ("TPBARs") at the DOE's request, to assist the DOE in producing tritium for the Department of Defense, which is also known as the Department of War.  Under the interagency agreement, the DOE reimburses TVA for its costs to irradiate the TPBARs. This interagency agreement terminates in November 2035.

The interagency agreement also permits the DOE to reimburse these costs by providing uranium, conversion, enrichment, and/or enriched uranium product in lieu of cash. In September 2026, the DOE transferred certain uranium to TVA as an advance reimbursement of incremental nuclear fuel costs that TVA expects to incur in connection with future TPBAR irradiation. See Note 1 — Summary of Significant Accounting Policies — Property, Plant, and Equipment, and Depreciation — Nuclear Fuel, Note 13 — Other Long-Term Liabilities, and Note 18 — Revenue.

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

TVA has provided irradiation services using Watts Bar Unit 1 since 2003 and Watts Bar Unit 2 since 2021. The agreement also allows for irradiation of TPBARs at Sequoyah; however, TVA does not have plans to employ Sequoyah units for tritium production since Watts Bar is anticipated to provide sufficient tritium for the forecasted needs in the near term.

Natural Gas and Fuel Oil

During 2026, TVA purchased a significant amount of its natural gas requirements from a variety of suppliers under contracts with terms of up to 10 years and purchased substantially all of its fuel oil requirements on the spot market. The net book value of TVA's natural gas inventory was $22 million and $33 million at September 30, 2026 and 2025, respectively. The net book value of TVA's fuel oil inventory was $94 million and $74 million at September 30, 2026 and 2025, respectively. At September 30, 2026, 56 of the combustion turbine assets were dual-fuel capable, and TVA has fuel oil stored on each of these sites as a backup to natural gas.

TVA purchases natural gas from multiple suppliers on a daily, monthly, seasonal, and term basis.  TVA uses contracts of various lengths and terms to meet the projected natural gas needs of its natural gas fleet.  During 2026, TVA arranged for the transportation of natural gas on eight separate pipelines, with approximately 68 percent being transported on two pipelines. In addition, during 2026, TVA maintained a total of approximately 2,598,500 million British thermal unit(s) ("mmBtu") per day of firm transportation capacity on eight major pipelines, with approximately 65 percent of total firm transportation capacity being maintained on two pipelines.

TVA utilizes natural gas storage services at eight facilities with a total capacity of 10.25 billion cubic feet ("Bcf") of firm service and 6.9 Bcf of interruptible service to manage the daily balancing requirements of the eight pipelines used by TVA, with approximately 54 percent of the total storage capacity being maintained at two facilities. During 2026, storage levels were generally maintained between 40 and 80 percent of the maximum contracted capacity at each facility. As TVA's natural gas requirements grow, it is anticipated that additional storage capacity may need to be acquired to meet the needs of the generating assets.

Coal

Coal consumption at TVA's coal-fired generating facilities during both 2026 and 2025 was approximately 14 million tons.  At September 30, 2026 and 2025, TVA had 19 days and 33 days of system-wide coal supply at full burn rate, respectively, with net book values of $146 million and $171 million, respectively.

TVA utilizes both short-term and long-term coal contracts.  During 2026, long-term contracts made up 94 percent of coal purchases.  TVA plans to continue using contracts of various lengths, terms, and coal quality to meet its expected consumption and inventory requirements.  During 2026 and 2025, TVA purchased coal by basin as follows:

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

Transmission

The TVA transmission system is one of the largest high-voltage transmission systems in North America.  TVA's transmission system has 69 interconnections with 13 neighboring electric systems and delivered approximately 172 billion kWh of electricity to TVA customers in 2026.  In carrying out its responsibility for transmission grid reliability in the TVA service area, the TVA transmission grid has operated with 99.999 percent reliability since 2000. See Part II, Item 2, Properties — Transmission Properties.

Pursuant to its Transmission Service Guidelines and Interconnection Procedures, TVA offers transmission services to eligible customers to interconnect and transmit wholesale power in a manner that is comparable to TVA's own use of the transmission system. In March 2026, TVA adopted its temporary Expedited Resource Addition Study ("ERAS") process to address targeted, short-term resource adequacy and capacity needs identified by TVA in an expedited fashion. TVA is evaluating facilities under the ERAS process. TVA also operates in accordance with its published Transmission Standards of Conduct and separates its transmission function from its power marketing function. As a Balancing Authority, Distribution Provider, Generator Owner, Generator Operator, Planning Coordinator, Reliability Coordinator, Resource Planner, Transmission Owner, Transmission Operator, Transmission Planner, and Transmission Service Provider, as those terms are defined for purposes of North American Electric Reliability Corporation ("NERC") regulations, TVA is also subject to federal reliability standards that are set forth by NERC and approved by FERC. See Regulation.

In October 2021, an automated energy exchange, the Southeast Energy Exchange Market ("SEEM"), took effect. The exchange was created to facilitate more short-term power exchanges and is an enhancement to the existing market. TVA completed the appropriate environmental reviews, and during the third quarter of 2022, the TVA Board approved the creation of a zero-cost, non-firm transmission service to allow TVA to participate in SEEM. In November 2022, the SEEM market began transacting. In July 2023, the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") remanded the FERC's approval of SEEM, sending the matter back to FERC for additional proceedings. In March 2025, after further review of the record, FERC affirmed its approval of SEEM. In January 2026, FERC approved an uncontested settlement between the members of SEEM and the petitioners in the United States Court of Appeals for the District of Columbia Circuit proceeding that resolves all issues with respect to the formation and operation of SEEM.

Additional transmission upgrades may be required to maintain reliability as system configuration changes with changes to load and generation on the transmission system. Upgrades may include enhancements to existing lines and substations or new installations as necessary to provide adequate power transmission capacity, maintain voltage support, and ensure generating plant and transmission system stability. TVA is collaborating on several grid-supporting technology projects that are expected to help transmit power more efficiently, provide more flexibility and transmission capacity, and reduce the need to build new transmission lines including procurement of new rights of way. These include converting the former coal-fired unit located at the Bull Run Energy Complex ("BREC") into a synchronous condenser to help regulate voltage and improve stability, utilizing advanced transmission line conductors to support increased capacity, implementing FERC Order 881 ambient adjusted ratings, and conducting several pilots to utilize Dynamic Line Rating technologies to provide transmission ratings that reflect real-time conditions. In addition, TVA is working on various projects with universities, Electric Power Research Institute, national labs, and others to help enable a dynamic and multi-directional grid.

TVA is monitoring and preparing for emerging reliability standards currently under development by NERC that are intended to address the integration of rapidly growing computational loads. TVA has established technical teams to evaluate these proposed standards and to assess the potential operational and compliance implications for the TVA power system. Although the standards are still under development, preliminary industry information suggests that implementation dates may begin as early as 2027. TVA is also utilizing these teams to support the reliable interconnection of certain computational loads prior to the effective dates of the new standards. TVA will continue to assess these evolving requirements and take appropriate steps to support compliance once final standards and effective dates are established.

These initiatives help ensure TVA continues to achieve its mission to deliver reliable power at the lowest feasible rate. Investments in a modernized grid will help enable capacity increases as well as enhanced monitoring and control of TVA’s transmission and generation portfolio.

Weather and Seasonality

Weather affects both the demand for and the market prices of electricity. TVA's power system is generally a dual-peaking system in which the demand for electricity peaks during the summer and winter months to meet cooling and heating needs. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which the TVA system 23-station average temperatures vary from 65 degrees Fahrenheit. See Part I, Item 1, Business — Flood Control Activities, Part I, Item 1, Business — Environmental Matters — Climate Change — Physical Impacts of Climate Change, Part I, Item 1A, Risk Factors — Risks Related to the Environment and Catastrophic Events, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Sales of Electricity.

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

Research and Development

    Annual investments made in science and technological innovation help meet future business and operational challenges. Each year, TVA's annual research portfolio is updated based on a broad range of operational and industry drivers to assess key technology gaps, performance issues, or other significant issues, addressed through research and development. Core research activities directly support optimization of TVA's generation and transmission assets, air and water quality, energy utilization, load forecasting and management, and distributed energy integration. TVA also collaborates in research and development programs and activities that help optimize distribution systems and close technology gaps in energy utilization and consumer technologies. Investments in TVA's research portfolio are supported through partnership and collaboration with LPCs,

Electric Power Research Institute, the DOE and other federal agencies, peer utilities, universities, and industry vendors and through participation in professional societies and other research consortiums.

TVA places a high priority on innovation and research efforts to close gaps and strengthen energy system capabilities. TVA emphasizes research leading to faster addition of generation capacity, additional flexibility through energy storage, increased transmission efficiency through grid supporting technologies, and co-optimization of distribution energy solutions. Key research and development priorities include advanced nuclear solutions, storage integration, and grid modernization. This research supports both TVA and national strategic interests to help enable growing economic development especially in domestic manufacturing and artificial intelligence ("AI").

    TVA continues to evaluate the licensing and design of emerging nuclear technologies, such as advanced light water SMRs, advanced non-light water reactors, and fusion technology, as part of technology innovation efforts aimed at developing the energy system of the future, one of TVA's strategic elements of Operational Excellence. In December 2019, TVA became the first utility in the nation to successfully obtain approval for an early site permit from the NRC that would enable the potential construction and operation of SMRs at its Clinch River Site. In May 2025, TVA submitted a construction permit application to the NRC for an SMR at the Clinch River Site. The application was accepted for review in July 2025 and approved in September 2026 although TVA has not yet decided whether to construct a reactor at the site. TVA also has entered into memorandums of understanding and agreements with federally funded research and development centers, utilities, vendors, and academic institutions, under which the parties can collaborate to explore advance reactor designs as a next-generation nuclear technology. These relationships are important steps in the early stages of evaluation as TVA considers the economic feasibility of advanced nuclear reactors and seeks to leverage innovations to improve advanced nuclear designs, streamline licensing pathways, find efficiencies in construction methods, and optimize operating expenses. For example, TVA has entered into a multi-party collaborative arrangement to advance the global development of the GE Vernova Hitachi Nuclear Energy BWRX-300 SMR ("BWRX-300"). See Note 22 — Collaborative Arrangement for additional information. TVA is engaging with GVH and the other contributors and will continue to evaluate the BWRX-300 standard design and technology as they mature. TVA also will continue to evaluate other advanced reactor technologies. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Nuclear — Small Modular Reactors for additional discussion and total costs related to SMR work. TVA is also supporting the development of Type One Energy's stellarator fusion reactor at TVA's BREC. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Nuclear — New Nuclear Partnerships for additional information.

At the forefront of the energy storage initiative is deploying grid-scale battery energy storage technology to optimize the existing TVA generation assets and improve the resiliency of the transmission system. In 2020, TVA launched its first TVA-owned, grid scale, lithium-ion demonstration battery project, and in 2023, TVA began construction near Vonore, Tennessee. The 20 MW battery system was installed in the first quarter of 2024, and the site is progressing toward construction completion with the expectation to begin testing and commissioning in 2027. TVA is also evaluating battery energy storage systems utilizing grid-forming inverters. Additionally, TVA is contracting for several battery energy storage systems to be deployed in the region by third-party developers who will make their systems available for TVA dispatch. The system integration lessons learned from these projects will guide future application of battery storage as part of the evolving bulk power system in the region. TVA is studying the optimal siting and design for another pumped-storage plant as described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Capacity — Hydroelectric Pumped-Storage. TVA is also evaluating the potential of short duration battery alternatives to lithium-ion and long duration storage alternatives to pumped-storage.

Flood Control Activities

    The Tennessee River watershed has one of the highest annual rainfall totals of any watershed in the U.S., averaging 51 inches per year. During 2026, approximately 45 inches of rain fell in the Tennessee Valley. TVA manages the Tennessee River system in an integrated manner, which includes managing minimum river flows and minimum depths for navigation, reducing flood damage, generating low-cost hydroelectric power, maintaining flows that support habitat for fish and other aquatic species, maintaining water supply, and providing recreational opportunities for the Tennessee Valley. In addition, having cool water available helps TVA to meet thermal compliance and support normal operation of TVA's nuclear and fossil-fueled plants, while oxygenating water helps fish species remain healthy. TVA spills or releases excess water through its dams in order to reduce flood damage to the Tennessee Valley. TVA typically spills only when all available hydroelectric generating turbines are operating at full capacity and additional water still needs to be moved downstream.

    The Tennessee Valley experienced below normal rainfall at 89 percent of normal and runoff at 58 percent of normal during 2026. Although runoff for 2026 was below normal due to fewer significant rain events, TVA River Management used the flexibility in the reservoir operations policies to continue to meet its objective to generate low-cost hydroelectric power while also meeting its river system commitments, including flood mitigation. TVA is estimated to have prevented damage across the Tennessee Valley of approximately $10.2 billion over TVA's recorded history.

Environmental Stewardship Activities

     TVA manages the Tennessee River, its tributaries, and adjacent federal public lands to provide year‑round navigation; flood damage reduction; reliable, affordable electricity; recreational opportunities; adequate water supply; improved water quality; and protection of natural resources. TVA’s integrated reservoir system comprises 49 dams with ancillary structures that support dam functions, enabling approximately 800 miles of commercially navigable waterways and delivering significant flood‑reduction benefits within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers. The system supplies water for residential and industrial uses and provides cooling water for TVA’s coal‑fired, combined‑cycle, and nuclear plants. TVA’s management responsibilities extend to approximately 11,000 miles of shoreline; 650,000 surface acres of reservoir water; and 293,000 acres of reservoir lands.

TVA implements its Environmental Policy to deliver reliable, affordable, and increasingly clean energy; proactively steward the Tennessee River system and public lands; and support sustainable economic growth, including actions to reduce air emissions, minimize waste, and protect water and cultural resources. TVA's Biodiversity Policy further builds on the TVA record of environmental stewardship by acknowledging the critical role of natural systems in achieving its mission of improving the quality of life in the region. The policy commits to seeking conservation opportunities within capital projects and improving current operational practices to help minimize impacts, reduce costs, and enhance biodiversity.

TVA advances its mission and Environmental and Biodiversity Policies through a stewardship strategy that remains agile, balances competing demands, fosters collaboration, protects and enhances biological, cultural, and water resources, and sustains destinations for recreation, learning, and research. Through this strategy TVA intends to assist water-based community development with the issuance of permits, technical support, and land agreements using planning, clear regulations, meaningful guidelines, and consistent enforcement. Additional guidance for carrying out many of TVA's essential stewardship responsibilities is provided in TVA's Natural Resource Plan ("NRP"). TVA currently operates under the 2020 NRP, a 20-year strategic roadmap that aligns TVA's mission, environmental policies, and stewardship objectives. The NRP establishes ten focus areas that guide TVA's resource management and conservation efforts across the Tennessee Valley.

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

    In 2026, TVA's economic development efforts and programs helped attract or expand 161 companies into the TVA service area. These companies announced the following economic performance measures:

Economic Performance Measure	At September 30, 2026(1)
Projected capital investments	$10.0 billion
Jobs expected to be created (#)(2)	10,134
Jobs expected to be retained (#)(3)	46,434
Notes
(1)     These amounts are forward-looking and are subject to various uncertainties. Amounts may differ materially based upon a number of factors, including, but not limited to, economic downturns or recessions. See Forward-Looking Information and Part I, Item 1A, Risk Factors.
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

Environmental Matters

    TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other matters. The environmental laws and regulations that have the largest impact on TVA's operations and financial condition are discussed below. On March 12, 2025, the EPA Administrator announced that EPA will reconsider 31 rules, including (1) regulations on power plants, (2) Mercury and Air Toxics Standards, (3) steam electric effluent limitation guidelines (“ELG”), (4) National Ambient Air Quality Standards ("NAAQS") for particulate matter, (5) regulations regarding regional haze, (6) the Good Neighbor Plan, and (7) CCR regulations. Changes due to these reconsiderations have been incorporated within the matters discussed below as applicable.

Clean Air Act Programs and Regulations

    National Ambient Air Quality Standards. The CAA requires EPA to set NAAQS for certain air pollutants. EPA has set NAAQS for ozone, particulate matter, sulfur dioxide ("SO2"), nitrogen oxides ("NOx"), carbon monoxide, and lead. Over the years, EPA has made the NAAQS more stringent. Each state must develop a plan to be approved by EPA for achieving and maintaining NAAQS within its borders. These plans impose limits on emissions from pollution sources, which are applicable to certain TVA generating units, including fossil fuel-fired plants. Areas meeting a NAAQS are designated as attainment areas. Areas not meeting a NAAQS are designated as non-attainment areas, and more stringent requirements apply in those areas, including stricter controls on industrial facilities and more complicated and public permitting processes. TVA fossil fuel-fired plants can be impacted by these requirements. Currently, all TVA generating units are located in areas designated as attainment areas. On March 6, 2024, however, EPA finalized more stringent NAAQS for particulate matter that may increase the likelihood of certain areas in TVA’s service territory being designated as non-attainment areas. TVA could incur significant costs associated with upgrades to facilities if such facilities are in areas that are redesignated as being in non-attainment. The more stringent NAAQS are currently subject to a legal challenge seeking to overturn the standards. On March 12, 2025, EPA announced that it would be reconsidering the NAAQS for particulate matter and that it would release guidance to increase flexibility on NAAQS implementation, reforms to New Source Review, and direction on permitting obligations. On June 26, 2026, the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") upheld the more stringent NAAQS, and a petition for review by the U.S. Supreme Court was filed on August 28, 2026. TVA is currently unable to predict any specific changes or how such changes, if any, may impact its operations.

    Revised Cross-State Air Pollution Rule. TVA power plants are subject to EPA's Cross-State Air Pollution Rule ("CSAPR"). CSAPR addresses air pollution from upwind states in the U.S. that affect air quality in downwind states and is focused on NOx and SO2. To comply with CSAPR, TVA power plants must obtain one NOx allowance for every ton of NOx emitted during the ozone season. Under a revised version of CSAPR (the "Revised CSAPR Update Rule"), the Shawnee facility is subject to reduced ozone-season NOx allowances and has been required to use most of its allowance inventory. In 2026, TVA monitored forecasted needs and utilized purchased allowances for the Shawnee facility. A longer-term compliance strategy for the facility has been developed that includes installing NOx control upgrades, incorporating operational changes, and continuing to purchase allowances. This strategy will help TVA comply with both the Revised CSAPR Update Rule and the Federal Implementation Plan ("FIP") Addressing Regional Ozone Transport for the 2015 Ozone NAAQS, if applicable. TVA has completed construction of selective catalytic reduction systems ("SCRs") on six of Shawnee's nine units. In addition, TVA is constructing additional scrubbers on two units at Shawnee to further reduce SO2 emissions. See SO2 Emissions and NOx Emissions below for additional information.

Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone NAAQS. On March 15, 2023, EPA issued final regulations known as the "Good Neighbor Plan" to reduce NOx emissions from power plants and certain industrial facilities. With the Good Neighbor Plan, EPA issued its FIP that covers 23 states, including Alabama, Kentucky, and Mississippi, to reduce the interstate transport of NOx. Under the rule, beginning with the 2023 ozone season, power plants in 22 states, including Alabama, Kentucky, and Mississippi, are required to participate in a NOx trading program. Over time, the emission budgets will decline based on the level of reductions achievable through phased installation of emissions controls at power plants starting in 2024. The rule also establishes daily emission rates for coal steam electric generating units greater than or equal to 100 MW in the covered states beginning with the 2024 ozone season. To help comply with these regulations, TVA is developing a longer-term compliance strategy for its Shawnee facility that may include installing NOx control upgrades, incorporating operational changes, and continuing to purchase allowances. See Revised Cross-State Air Pollution Rule above. During 2023, EPA issued interim rules to stay the effectiveness of the 2023 FIP requirements for emission sources in several states, including Kentucky, Mississippi, and Alabama. The Good Neighbor Plan itself has been challenged in the United States Court of Appeals for the District of Columbia Circuit, and applications were filed with the U.S. Supreme Court to stay the plan while its merits are being litigated. On June 27, 2024, the U.S. Supreme Court stayed the Good Neighbor Plan. The stay prevents EPA from applying the Good Neighbor Plan in 23 affected states, including Alabama, Kentucky, and Mississippi, pending the disposition of the petition for review. On November 6, 2024, EPA published an interim final rule that administratively stayed the effectiveness of the Good Neighbor Plan's requirements for all sources in the states covered by that rule, as promulgated, where an administrative stay was not already in place. On March 12, 2025, EPA announced that it would seek to reconsider the Good Neighbor Plan. On January 27, 2026, EPA issued a proposed rule to approve the State Implementation Plans ("SIPs") for eight states, including Alabama, Kentucky, Mississippi, and Tennessee, regarding interstate transport for the 2015 Ozone NAAQS. TVA is currently unable to predict any specific changes or how such changes, if any, may impact its operations.

    Mercury and Air Toxics Standards for Electric Utility Units. On May 7, 2024, EPA published a final rule that strengthens and updates the MATS for electric generating units ("EGUs") to reflect recent developments in control technologies. The rule lowers the emission standard for filterable particulate matter ("PM") from 0.030 lbs/mmBtu to 0.010 lbs/mmBtu, with compliance to be demonstrated solely through the use of PM Continuous Emission Monitoring Systems. In April 2025, the President issued a proclamation exempting certain coal-fired plants, including CUF, Gallatin Fossil Plant ("Gallatin"), KIF, and Shawnee, for two years (from July 8, 2027, to July 8, 2029) from compliance with the updated MATS published in May 2024. These plants must continue to comply with the MATS that were in effect prior to the May 2024 update. These exemptions are currently subject to legal challenge, but the challenge is currently being held in abeyance. On June 11, 2025, EPA proposed amendments to the 2024 MATS rule that would revert the filterable particulate matter emission standard for existing coal-fired power plants to the 2012 standard, restore options for EGU owners and operators to use quarterly stack testing or continuous parametric monitoring systems as alternatives instead of continuous emissions monitoring systems, and revert to the 2012 limit for mercury emission limits for lignite-fired EGUs. On February 24, 2026, EPA published the repeal of the 2024 MATS Rule. This final rule removes the 2024 filterable PM emission standard for EGUs, the tighter mercury standard for lignite-fired EGUs, and the requirement to use PM Continuous Emission Monitoring Systems. The final rule is subject to legal challenge. TVA is currently evaluating how these changes will impact its operations.

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

    Regional Haze Program. EPA issued the Clean Air Visibility Rule, which required certain older sources to install best available retrofit technology. No additional controls or lower operating limits are required for any TVA units to meet best available retrofit technology requirements. In 2017, EPA published the final rule that changed some of the requirements for Regional Haze SIPs. Specific impacts on TVA cannot be determined until future Regional Haze SIPs are developed for the next decennial review under the visibility haze provisions of the CAA. States were required to submit their Regional Haze SIPs to EPA by July 31, 2021. In response to requests from state air pollution control agencies in Tennessee and Kentucky, TVA submitted regional haze analyses for its Cumberland and Shawnee facilities, respectively, to those state agencies. The reports evaluate SO2 emission reduction options for these facilities and will be considered by these state agencies in preparing their Regional Haze SIPs. In December 2025, EPA issued a final rule approving Tennessee’s regional haze SIP revision dated February 23, 2022. On August 25, 2022, EPA issued a final action stating that 15 states, including Kentucky, failed to submit a complete SIP, which triggered a two-year deadline for EPA to promulgate a FIP for the state unless Kentucky submits, and EPA approves, a SIP satisfying the visibility protection requirements of the CAA. TVA negotiated with Kentucky and agreed to accept a federal limit for SO2 emissions starting January 1, 2028. In August 2023, TVA submitted a Title V permit application to the Kentucky Division of Air Quality that incorporates this limit. TVA anticipates that it could meet this limit by installing additional control technologies for the uncontrolled Shawnee units. On June 4, 2024, the Kentucky Division of Air Quality made Kentucky's Regional Haze SIP available for public comments and expects to submit the final SIP to EPA after consideration of those public comments. The Kentucky Division of Air Quality submitted its Regional Haze SIP revision to EPA on December 3, 2025. See Revised Cross-State Air Pollution Rule above for additional information regarding TVA’s plans to control the Shawnee units. EPA has announced that it plans to restructure the Regional Haze Program through the development of new regulations and issued an advance notice of proposed rulemaking on October 2, 2025. On January 6, 2026, EPA published a final rule to change the due date for the next round of SIPs for the third implementation period from July 31, 2028 to July 31, 2031. TVA is currently unable to predict any specific changes or how such changes, if any, may impact its operations.

    Start Up, Shutdown, and Malfunctions. Opacity, or visible emissions, measures the denseness or color of power plant plumes and has traditionally been used by states as a means of monitoring good maintenance and operation of particulate control equipment. Under some conditions, retrofitting a unit with additional equipment to better control SO2 and NOx emissions can adversely affect opacity emissions, and TVA and other utilities have addressed this issue. The evaluation of utilities' compliance with opacity requirements has come under increased scrutiny, especially during periods of startup, shutdown, and malfunction ("SSM"). Historically, SIPs developed under the CAA typically excluded periods of SSM, but in June 2015, EPA finalized a rule to eliminate such exclusions ("2015 Rule"). Environmental petitioners and several states filed petitions for judicial review of the 2015 Rule before the D.C. Circuit. On March 1, 2024, the D.C. Circuit determined that EPA exceeded its authority in removing the SSM exemptions from SIPs without showing the exemptions impede compliance with the CAA. In response, on November 15, 2024, EPA proposed withdrawing two final actions finding the several states and/or local air pollution control agencies failed to submit SIP revisions, including Alabama. On June 9, 2026, EPA published regulations withdrawing the two final actions. TVA cannot predict the outcome of future SIP submittals in responding to the March 2024 decision of the D.C Circuit.

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

GHG Emissions. On May 9, 2024, EPA published a final rule that (1) repealed the Affordable Clean Energy Rule addressing greenhouse gas ("GHG") emissions from EGUs, (2) established guidelines for GHG emissions from existing fossil-fuel fired steam generating EGUs, (3) finalized revisions to the New Source Performance Standards (“NSPS”) for GHG

emissions from new and reconstructed fossil fuel-fired stationary combustion turbine EGUs, and (4) finalized revisions to the NSPS for GHG emissions from fossil fuel-fired steam generating EGUs that undertake a large modification. The degree of GHG emission reduction would depend on the EGU’s retirement date, and the cost of such reductions would likely be substantial. TVA is still evaluating the potential impact of the rule on its new natural gas-fired EGUs, but the impact would also likely be substantial. Provisions of the rule addressing GHG emissions from base load natural gas-fired EGUs would apply to new combined cycle ("CC") gas plants at which construction commenced after May 23, 2023. Base load CC gas plants subject to the rule would be required by January 1, 2032, to control 90 percent of the GHG emissions, most likely through carbon capture and storage. EPA did not finalize guidelines for GHG emissions from existing fossil fuel-fired stationary combustion turbine EGUs in this rulemaking. The rule is subject to legal challenges, but the challenges are currently being held in abeyance. Under the new rule, TVA would be required to reduce GHG emissions from any coal-fired units that it continues to operate beyond January 1, 2032. On June 17, 2025, EPA published a proposed rule titled "Repeal of Greenhouse Gas Emissions Standards for Fossil Fuel-Fired Electric Generating Units," which includes a primary proposal and an alternative proposal. In the primary proposal, EPA is proposing to repeal all GHG emissions standards for fossil fuel-fired power plants. In the alternative proposal, EPA is proposing to repeal a narrower set of requirements that includes the emission guidelines for existing fossil fuel-fired steam generating units, the carbon capture and sequestration/storage standards for coal-fired steam generating units undertaking a large modification, and the carbon capture and sequestration/storage standards for new base load stationary combustion turbines. On February 12, 2026, EPA finalized its repeal of the 2009 "Endangerment Finding," which served as a prerequisite for regulating emissions from new motor vehicles and new motor vehicle engines. On September 14, 2026, EPA announced a final rule repealing most of the GHG standards established in the 2024 GHG rule, including all emission guidelines for existing fossil-fuel fired steam generating units and carbon capture and sequestration/storage requirements for new base load stationary combustion turbines and existing fossil-fuel fired steam generating units. Simultaneously, EPA issued a proposed supplemental rulemaking that would rescind all remaining GHG emission requirements for power plants under Section 111 of the CAA. TVA is currently evaluating how these changes will impact its operations.

Climate Change

Emissions. Emissions of NOx and SO2 began being regulated in 1995 and 1977, respectively. Emissions of NOx and SO2 have been reduced by 97 percent and 99 percent, respectively, since their initial year of regulation.

Emissions and Intensity Rates (1)	CY 2025	CY 2024
Nitrogen Oxide (NOx)(2)
Total NOx Emissions (MT)	14,141	14,743
Total NOx Emissions Intensity (MT/Net MWh)	0.000103	0.000107
Sulfur Dioxide (SO2)(2)
Total SO2 Emissions (MT)	23,395	19,992
Total SO2 Emissions Intensity (MT/Net MWh)	0.000171	0.000145
Mercury (Hg)
Total Hg Emissions (kg)	44.0	49.1
Total Hg Emissions Intensity (kg/Net MWh)	0.0000003	0.0000004
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

For CY 2025, TVA's emissions of CO2 from its owned and operated units, including purchased power and REC retirement adjustments which reduce the reportable CO2 emissions, were 59 million tons, resulting in a TVA system average, as delivered, CO2 emission rate of 722 lbs/MWh. This represents a 49 percent and 46 percent reduction in mass carbon emissions and TVA's carbon emission rate, respectively, from 2005 levels.

Executive Actions. The current Administration has issued multiple executive actions relating to climate change. These include the issuance on January 20, 2025, of Executive Order ("EO") 14148, "Initial Rescissions of Harmful Executive Orders and Actions," which among other things revoked Biden-era EOs related to climate change and environmental justice. In addition, on January 20, 2025, the President issued EO 14154, "Unleashing American Energy," which instructed agencies to pause the disbursement of funds appropriated under the IRA and BIL for programs inconsistent with the Administration's policies.
TVA is evaluating the impacts of executive actions relating to climate change in relation to its current operations and long-term planning. TVA must consider executive actions within the context of statutory requirements imposed by Congress when carrying out its mission such as the TVA Act, which requires power to be sold at rates as low as feasible, and the Energy Policy Act of 1992, which requires the use of least-cost resource planning. TVA performs long-term least-cost resource planning through its Integrated Resource Plan ("IRP") process.

    Paris Agreement. On January 27, 2026, the U.S. completed its withdrawal from the Paris Agreement. The Paris Agreement tracks emissions targets through nationally determined contributions ("NDCs"). Each nation that is a party to the Paris Agreement is asked to prepare five-year, successive NDCs that it plans to achieve. Previously, in April 2021, the Biden Administration announced its GHG NDCs for 2030 under the Paris Agreement, and these NDCs established a new target for the U.S. to achieve a 50 to 52 percent reduction from 2005 levels in economy-wide net GHG pollution in 2030.

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

    Physical Impacts of Climate Change. Physical impacts of climate change may include, but not be limited to, changing weather patterns, extreme weather conditions, and other events such as flooding, droughts, wildfires, heat waves, and snow or ice storms, and these events can impact TVA's system in terms of system operability, permit conditions for operating units, customer demand, and the health of regional economies. TVA updated its Climate Adaptation Plan in 2024. The goal of the action planning process is to ensure TVA continues to achieve its mission and program goals and to operate in a secure, effective, and efficient manner in a changing climate by integrating climate change adaptation efforts in coordination with state and local partners, tribal governments, and private stakeholders. TVA manages the risks associated with climate change on its mission, programs, and operations within its environmental management processes, though such risks cannot be completely eliminated.

    Actions Taken by TVA to Reduce GHG Emissions. The impact of GHG emissions on climate change is a contested topic, and federal and state policymakers hold varying views on the existence or nature of such impacts, appropriate actions to deal with any impacts, and the appropriate approach to balancing the costs of such actions with other policy objectives, such as national energy independence, energy generation and capacity needs, consumer energy costs, and national security. With respect to such matters, TVA seeks to implement a pragmatic approach to position itself well to respond to changing, and sometimes oscillating, regulatory environments consistent with TVA's mission and within legal and technical restraints.

As part of this approach, over the last two decades, TVA has programmatically sought to reduce GHG emissions from both its generation facilities and its other operations. TVA is increasing its nuclear capacity, modernizing its hydroelectric generation system, increasing natural gas-fired generation, increasing its purchases of renewable energy, building solar facilities, and investing in energy efficiency initiatives to reduce energy use in the Tennessee Valley.  Additionally, TVA continues to invest in energy efficiency in its operations and offer renewable energy programs. See Power Supply and Load Management Resources — Renewable Energy Resources.

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

Water Quality Control Developments

Waters of the United States. On May 25, 2023, the Supreme Court in Sackett v. EPA narrowed the interpretation of the scope of “waters of the United States” under the CWA. Specifically, the Court ruled that CWA jurisdiction extends only to wetlands that have continuous surface connection with relatively permanent bodies of water connected to traditional interstate navigable waters. In reaching its decision, the Court rejected the “significant nexus” standard for determining the jurisdiction of the CWA that was articulated by Justice Kennedy in the Court’s Rapanos decision. The likely result of this decision is that fewer waters will be subject to CWA permitting or other restrictions. In response to the Sackett v. EPA decision, EPA and the Army Corps of Engineers (“ACE”) published a final rule in the Federal Register in September 2023 that reestablishes, for the third time, the definition of waters of the United States. The new definition encompasses fewer water bodies than the previous definition. As such, ACE permits will no longer be required for some streams and wetlands that would have been included based on the previous “significant nexus” standard. On November 20, 2025, EPA published a proposed rule to clarify the definition of WOTUS and implement the Supreme Court's Sackett decision. Further, on September 4, 2026, EPA announced a Supplemental Notice of Proposed Rulemaking to gather input on additional regulatory alternatives EPA will consider alongside the 2025 proposed rule.

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

EPA has never previously applied the requirements under Section 316(b) to hydroelectric facilities. However, in September 2021, EPA Region 10, which covers an area outside TVA’s service area, issued NPDES permits to four hydroelectric plants that include Section 316(b) requirements. In determining the BTA to minimize adverse impacts on the environment using best professional judgment, Region 10 analyzed the existing controls that the hydroelectric facilities were already implementing and concluded that those controls constitute BTA. In addition, in February 2023, EPA Region 1, which also covers an area outside TVA’s service area, issued a Final Hydroelectric Generating Facilities General Permit for Facilities in Massachusetts and New Hampshire that includes Section 316(b) requirements. It is not clear whether this approach will be adopted nationwide or how the BTA standard would be applied to TVA's hydroelectric facilities; accordingly, the specific impacts to TVA from the Region 10 and Region 1 permits cannot be determined at this time.

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

    Steam-Electric Effluent Guidelines. In October 2020, EPA issued final revised electric effluent limitations guidelines ("ELGs") for bottom ash transport water and FGD wastewater. The primary impact for TVA is on the operation of existing coal-fired generation facilities. The revision also includes a subcategory for which CUF would qualify that provides TVA greater flexibility in meeting the ELGs. The revision includes two additional subcategories for low utilization units and units that cease coal combustion by the end of CY 2028. In October 2021, TVA filed notices of planned participation preserving the option for TVA's BREC, CUF, and KIF plants to participate in the subcategory for units that cease coal combustion by the end of CY 2028.

On May 9, 2024, EPA issued final steam ELGs. This rule establishes more stringent technology-based effluent limitations for four waste streams: flue gas desulfurization (“FGD”) wastewater, bottom ash transport water (“BATW”), combustion residual leachate (“CRL”), and legacy wastewater. The rule also establishes a new subcategory for CRL called unmanaged CRL, which includes discharges of CRL that the permitting authority determines are the functional equivalent of direct discharges of CRL or groundwater that meets the definition of CRL that is pumped to the surface and discharged to the waters of the United States. The 2024 ELGs are based on performance of specific technologies applied to these wastewaters. The rule establishes a general applicability category and a 2034 retirement subcategory for existing coal generation and retains the 2028 retirement subcategory and voluntary incentives program from the 2020 rule. The 2024 rule is likely to affect TVA’s operating fossil sites, including KIF, CUF, Gallatin, and Shawnee, and imposes additional reporting requirements for BREC. Additionally, this rule could impact any sites with CRL that have repowered or in the future could repower with steam electric generation. Currently, the rule is subject to legal challenges, but such challenges are being held in abeyance. If the challenges are not successful, TVA could incur substantial costs to comply with the rule.

In 2021, TVA submitted requests to state regulatory authorities to modify NPDES permits for KIF, CUF, BREC, Shawnee, and Gallatin to incorporate into the permits limitations in EPA's 2020 rule. The Tennessee Department of Environment and Conservation ("TDEC") issued a final permit for CUF in 2024. In addition, consistent with the 2024 rule, in August 2024, TVA submitted requests to state regulatory authorities to modify NPDES permits for KIF, CUF, Shawnee, and Gallatin to incorporate into the permits limitations in EPA's 2024 rule.

On June 30, 2025, EPA announced the agency's intent to update the 2024 ELGs for steam electric power generating units. On December 31, 2025, EPA published a final ELG rule that extends certain compliance deadlines in the 2024 ELG rule and provides authority to state permitting authorities to extend other compliance deadlines in the 2020 and 2024 ELG rules. In March 2026, TVA requested modifications to the NPDES permits for applicable facilities to incorporate the requirements of the rule. This rule provides TVA with greater flexibility with its coal-fired plants to meet future generation and reliability requirements.

Cleanup of Solid and Hazardous Wastes

    TVA Sites. Historical operations by TVA and other entities at certain facilities have resulted in releases of contaminants that TVA is addressing, including at TVA's Environmental Research Center at Muscle Shoals, Alabama. TVA has completed several removal, remedial, and characterization actions at the site, as required by a RCRA permit issued by the Alabama Department of Environmental Management ("ADEM"). On September 30, 2026, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information was available to develop a cost estimate was approximately $2 million and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. ADEM issued a renewed permit to TVA in July 2023, with a 10-year term. The new permit is not anticipated to have any adverse impacts on TVA. In addition, the Environmental Research Center has an active groundwater monitoring program as part of a permitted corrective action plan.

    Non-TVA Sites. TVA is aware of alleged hazardous-substance releases at certain non-TVA areas for which it may have some liability. See Note 23 — Commitments and Contingencies — Contingencies — Environmental Matters.

    Coal Combustion Residuals. EPA published a final rule governing CCRs in 2015 ("2015 CCR Rule" and, as subsequently amended, "CCR Rule"). The rule regulates CCR as nonhazardous waste under Subtitle D of RCRA and establishes standards for the placement, design, operation, and closure of landfills and surface impoundments ("CCR Units"); groundwater monitoring; corrective action where required; and post-closure care. The rule provides for self-implementation by owners or operators of CCR Units and, through RCRA's citizen suit provisions, allows limited enforcement through citizen suits in federal court. The Water Infrastructure Improvements for the Nation Act subsequently authorized state or federal-based permitting to implement the 2015 CCR Rule instead of self-implementation, subject to EPA review and approval with standards that are at least as protective as the federal CCR Rule. In 2020, EPA issued the final Part A revision to the 2015 CCR Rule. Among other things, the final Part A rule requires unlined CCR surface impoundments to stop receiving CCR and non-CCR waste streams and to initiate closure or retrofit by no later than April 11, 2021. TVA ceased sending CCR and non-CCR waste streams to, and initiated closure of, unlined CCR surface impoundments by the specified deadline. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residuals — Coal Combustion Residuals Facilities for a discussion of the impact on TVA's operations, including the cost and timing estimates of related projects.

In 2024, EPA published the legacy coal combustion residual rule ("Legacy CCR Rule"), which expanded the scope of the regulatory requirements of the 2015 CCR Rule to include two additional classes of CCR Units: Legacy Surface Impoundments (“Legacy SIs”) and CCR Management Units (“CCRMUs”). Legacy SIs include inactive surface impoundments at retired generating facilities that were exempt from the 2015 CCR Rule. TVA completed applicability reports for multiple Legacy SIs by the November 8, 2024 deadline and where authorized by regulation is still evaluating whether other CCR Units might constitute Legacy SIs. CCRMUs are defined as any area of land at a generating facility on which any noncontainerized accumulation of CCR is received, is placed, or is otherwise managed, that is not a regulated CCR Unit. This includes inactive CCR Units that closed prior to October 19, 2015. In addition, in 2024, EPA interpreted its CCR Rule in a way that could challenge TVA's predominant closure methodology for many units, thereby potentially creating significant additional costs with implementing closure.

On July 22, 2025, EPA issued a direct final rule and, in the alternative, a proposed rule, extending deadlines for several CCRMU requirements. Among other things, the rulemaking extends groundwater monitoring compliance by 15 months to August 8, 2029, and modifies the deadlines that owners and operators can elect to meet for CCRMU facility evaluation reports. In July 2025, EPA issued a memorandum clarifying its interpretation of free liquids as not imposing legally binding requirements on states or the regulated community.

On April 13, 2026, EPA proposed to amend several provisions of the CCR Rule, creating additional and alternative compliance pathways for facilities to certify closure of certain CCR units through issuance of permits by authorized permitting authorities, revising the definition of beneficial reuse, and considering the elimination and significant modification of CCRMU requirements, among other changes. TVA provided detailed comments to EPA in the rulemaking. On May 27, 2026, EPA announced the reopening of the public comment period to allow submittal of additional comments on a federal permitting program for the disposal of coal combustion residuals in surface impoundments and landfills. On July 13, 2026, EPA announced an advance notice of proposed rulemaking to gather input on a potential general permit option for coal combustion residuals facilities. This effort builds on EPA’s February 20, 2020, proposal to create a federal CCR permitting program and the April 13, 2026 proposal to allow permit authorities to set certain site‑specific alternative requirements.

TVA is evaluating the existing and proposed rules' potential impacts. During 2024, TVA recorded additional estimated asset retirement obligations ("AROs") of $3.1 billion as a result of EPA's Legacy CCR Rule and recorded a corresponding regulatory asset due to these AROs being associated with closed sites and asset retirement costs having been fully depreciated. These amounts are forward-looking and are subject to various uncertainties, and actual amounts may differ materially based upon a number of factors, including, but not limited to, the outcome of legal challenges to the promulgated and proposed CCR regulations, ongoing evaluations of the number and scope of newly regulated Units, and determinations on final closure requirements and performance standards. See Forward-Looking Information and Part I, Item 1A, Risk Factors for a discussion of additional factors. Revisions to the additional estimated non-nuclear AROs from the Legacy CCR Rule will be made whenever factors indicate that the timing or amounts of estimated cash flows have changed. In 2025, TVA recorded a net decrease of $500 million in AROs related to the final Legacy CCR Rule for updated cost estimates. See Note 14 — Asset Retirement Obligations. On February 10, 2026, EPA published a final rule that extended key compliance deadlines for the Legacy CCR Rule. TVA recorded a decrease of $146 million to the ARO liability as a result of the enactment of the final rule.

In August 2015, TDEC issued an order that includes an iterative process through which TVA and TDEC will investigate, assess, and remediate any unacceptable risks resulting from CCR management and disposal at TVA's current and former coal-fired generating units in the State of Tennessee. As part of this process, TVA submitted environmental assessment reports (“EARs”) to TDEC, and after the EARs were approved, TVA has submitted and will continue to submit Corrective Action/Risk Assessment (“CARA”) Plans that will identify the unacceptable risks and all associated TVA actions to remediate those risks. TDEC will review the CARA Plans and provide comments, and TVA will make revisions to address TDEC's comments until TDEC approves a final CARA Plan for each site. The public also will have an opportunity to review and comment on each CARA Plan prior to TDEC's approval of the final plan. TDEC has approved EARs for John Sevier, CUF, KIF, Allen, Watts Bar, BREC, and Johnsonville, and TVA has submitted to TDEC initial drafts of the CARA Plans for each of these plants. In addition, TVA submitted an initial draft of the Gallatin Ash Pond Complex CARA Plan to TDEC in January 2024 pursuant to a consent order and agreement. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Key Initiatives and Challenges – Coal Combustion Residuals – Coal Combustion Residual Facilities for a discussion of the Gallatin Ash Pond Complex. As discussed above, revisions of these initial draft CARA Plans will continue through the iterative process until the final plans are approved. In 2025, TDEC approved the final CARA Plan for John Sevier, and in 2026, TDEC approved the final CARA Plan for the Allen Coal-Fired Plant. In addition, the CARA Plan for CUF was approved in October 2026.

In October 2019, TDEC released amendments to its regulations which govern solid waste disposal facilities, including TVA's active CCR facilities covered by a solid waste disposal permit and those which closed pursuant to a TDEC closure plan. Such facilities are generally subject to a 30-year post-closure care period during which the owner or operator must undertake certain activities, including monitoring and maintaining the facility. The amendments, among other things, add an additional 50-year period after the end of the post-closure care period, require TVA to submit recommendations as to what activities must be performed during this 50-year period to protect human health and the environment, and require TVA to submit revised closure plans every 10 years.

Groundwater Impacts Associated with CCR Management Activities. There is increased attention among EPA, non-profit groups, and state regulatory agencies on impacts to groundwater associated with CCR management activities. As a result, at some point in the future, TVA may be required to change how it manages CCR at some of its plants, potentially resulting in higher costs, and/or implement groundwater corrective action where applicable. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residuals — Coal Combustion Residuals Facilities and — Allen Groundwater Investigation and Note 14 — Asset Retirement Obligations.

NEPA Procedures

On January 21, 2026, TVA published revised NEPA procedures in response to recent amendments to NEPA, the
Council on Environmental Quality’s rescission of its NEPA implementing regulations, the Supreme Court’s recent decision in
Seven County Infrastructure Coalition v. Eagle County, Colorado, and EO 14154, Unleashing American Energy.
The revised NEPA procedures are expected to streamline TVA’s environmental review of its proposed actions.

Environmental Investments

From 1970 to 2026, TVA spent approximately $7.0 billion on controls to reduce emissions from its coal-fired power plants, including $104 million, $59 million, and $28 million in 2026, 2025, and 2024, respectively, on clean air controls. TVA currently anticipates spending significant amounts on environmental projects in the future.  TVA environmental project expenditures could also result from coal-fired plant decommissioning and from effective ash management modernization. See Estimated Required Environmental Expenditures below.

    SO2 Emissions and NOx Emissions. To reduce SO2 emissions, TVA operates scrubbers on 17 of its 24 coal-fired units and switched to lower-sulfur coal at certain coal-fired units. TVA is also constructing additional scrubbers on two of its coal-fired units at Shawnee that are scheduled to be in operation in 2028, and four of Shawnee’s nine units will have scrubbers after completion. Except for five units at Shawnee, the remaining coal-fired units in the TVA fleet have scrubbers. To reduce NOx emissions, TVA operates SCRs on 21 coal-fired units, operates low-NOx burners or low-NOx combustion systems on 20 units, optimized combustion on all 24 units, and operates NOx control equipment year round when units are operating (except during start-up, shutdown, and maintenance periods). TVA has also retired 35 of 59 coal-fired units. TVA has constructed SCRs on six of Shawnee's nine units. Except for three units at Shawnee, the remaining coal-fired units in the TVA fleet have SCRs. See Power Supply and Load Management Resources — Coal-Fired above.

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
Estimated Required Environmental Expenditures

    The following table contains information about TVA's current estimates on projects related to environmental laws and regulations.

Estimated Potential Environmental Expenditures(1)(2) As of September 30, 2026 (in millions)
	2027	2028	2029 - 2031(3)	Total
Coal Combustion Residual Program(4)	$348	$434	$1,212	$1,994
Clean Air Act control projects(5)	115	54	79	248
Clean Water Act requirements(6)	64	55	45	164
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2) These estimates include $212 million, $150 million, and $163 million for 2027, 2028, and 2029 - 2031, respectively, in capital environmental expenditures. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Requirements.
(3) These estimates do not include expenditures expected to be incurred after 2031.
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

Attrition. TVA’s voluntary attrition rates decreased during the year ended September 30, 2026, as compared to the prior year, primarily due to lower Enterprise Transformation Program ("ETP") efforts in 2026 compared to the prior year. See Note 3 — Restructuring.

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

Engagement

Safety and Employee Health. Safety is one of TVA’s core values. TVA's safety program is based on the fundamentals of a safety management system, which includes management commitment, employee engagement, hazard recognition and control, worksite analysis, contractor safety management, training, review, and continuous improvement. Further, management illustrates its commitment to human capital by including a safety metric in its incentive compensation metrics that tracks the serious injury incident rate and applies to all eligible participants in TVA’s annual program. A keen focus on safety helps TVA achieve top decile ranking in serious injury performance during 2026 compared to the latest benchmarks.

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

Key Metrics

TVA actively monitors internal metrics to remain aware of human capital trends and to strive to ensure that it is making measurable progress on its People Advantage objectives. Through monitoring sources such as data and performance dashboards, one-on-one engagements between leaders and employees, and other engagement avenues, TVA obtains information that helps it understand its performance and make adjustments, as needed.

Key measures of success in TVA’s People Advantage strategic priority are set forth below at or for the years ended September 30 (unless otherwise noted):

	2026		2025
Performance Measures	Goal	Actual	Goal	Actual
Voluntary attrition (%)(1)	2.4%	3.0%	2.4%	6.8%
Recordable injuries (#)(2)	0	35	0	38
Serious injury incident rate(3)	0.01	0.00	0.02	0.01
Serious injury incidents(3)	0	0	0	1
Ethics violations(4)	0	38	0	33
Notes

(1) Voluntary attrition measures and accounts for all employees who leave the business voluntarily during a fiscal year.
(2) Retroactive cases can affect annual recordable injury counts reported.
(3) Based on the Edison Electric Institute criteria developed by industry peers.
(4) Ethics violations are determined by performing a comprehensive assessment across TVA of substantiated ethics violations involving violation of ethical laws or TVA's Code of Conduct; refusal or failure to cooperate with investigations; violation of equal opportunity policies or remedial actions; mishandling of classified information, privacy information, or security incidents; misuse of government property or official time; theft or unauthorized possession of property; falsification of safety-related documents; falsification or failure to correct TVA documents; and associated disciplinary and/or corrective actions taken.

Workforce Demographics

Employee Demographics
At September 30
	2026	2025
Number of employees	10,850	10,635
Employees represented by collective bargaining unit	59% of employees represented, or approximately 6,000 employees	59% of employees represented, or approximately 6,000 employees
Trades and labor employees	3,475	3,325
Average tenure (years)	13	13
Average age	45.7	45.8

In addition to the employees above, TVA also had approximately 19,000 and 18,000 contractors on September 30, 2026 and 2025, respectively, providing intermittent or full-time services to achieve critical strategic objectives. The majority of these contractors are managed by TVA suppliers that are providing services to TVA and primarily provide construction, maintenance, and modification work on TVA property and facilities as well as supplemental staffing for projects in support of various business needs.

ITEM 1A. RISK FACTORS

    The risk factors described below, as well as the other information included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2026 (the "Annual Report"), should be carefully considered.  Risks and uncertainties described in these risk factors could cause future results of TVA operations to differ materially from historical results as well as from the results anticipated in forward-looking statements.  Although the risk factors described below are the ones that TVA considers material, additional risk factors that are not presently known to TVA or that TVA presently does not consider material may also impact TVA's business operations.  See Forward-Looking Information above for a description of some matters that could affect the below risks or generate new risks. The occurrence of any of the following could have a material adverse effect on TVA's cash flows, results of operations, or financial condition.

For ease of reference, the risk factors are presented in eight categories: (1) cybersecurity and information technology risks; (2) regulatory, legislative, and legal risks; (3) risks related to the environment and catastrophic events; (4) operational risks; (5) human capital and management risks; (6) financial, economic, and market risks; (7) accounting and financial reporting risks; and (8) general risk factors.

CYBERSECURITY AND INFORMATION TECHNOLOGY RISKS

TVA’s facilities and information infrastructure may not operate as planned due to cyber attacks on TVA’s assets and operations.

TVA’s operations are heavily computerized and its operations and those of its customers rely on assets such as information technology, operational technology, and other networking systems. TVA also relies heavily on computers, systems, and networks of third-party partners, including suppliers, vendors, and service providers. TVA anticipates that its reliance on these technologies will increase in the future.

As with all industries, TVA and its third-party partners are regularly targeted in cyber attacks. TVA also anticipates that it and its third-party partners will be consistently targeted in the future with increasingly sophisticated attacks. These attacks may be carried out by criminal hackers and groups, insiders, hacktivists, nation states, or others. TVA employs cyber safeguards and works with industry specialists and relevant governmental authorities to deter, stop, or mitigate cyber attacks. Despite implementation of these safeguards, TVA's and its third-party partners' facilities and information and operational infrastructure may be subject or vulnerable to disability, failures, or unauthorized access, and TVA's safeguards may not be sufficient to fully investigate such an event. Cyber attacks could include, without limitation, computer viruses, malicious or destructive code, phishing attacks, denial of service attacks, supply chain attacks, coding errors or other inadvertent conduct, fraud, exploitation of vulnerabilities, or ransomware. The rapid emergence, widespread dissemination, and maturation of AI capabilities has made defense more difficult and increased the speed, scale, and effectiveness of cyber attacks. Such increases are expected to continue and become more sophisticated, further reducing the time to identify and mitigate threats. A cyber attack could compromise sensitive data, result in extortion, significantly disrupt TVA's or its third-party partners' operations, inhibit growth, require additional expenditures for cybersecurity, result in liability such as litigation or regulatory enforcement, negatively affect TVA’s cash flows, results of operations, financial condition, and reputation, and pose health and safety risks to TVA personnel and the customers and communities that TVA serves.

Because the effects from and the investigation of any cybersecurity attack is inherently unpredictable and would require substantial time to complete, TVA may not be able to quickly remediate the consequences of any cyber attack, which may increase the costs and enhance the negative consequences associated with an attack. Additionally, theft, damage, or improper disclosure of sensitive data may subject TVA to penalties and claims from third parties or increased governmental oversight. These claims could negatively affect TVA's cash flows, results of operations, financial condition, and reputation.

TVA’s information technology systems could fail.

TVA’s operations are dependent upon the proper functioning of its internal systems, including the information technology systems that support TVA’s underlying business processes. Any significant failure or malfunction of such information technology systems may result in disruptions of TVA’s operations. TVA relies on information technology systems, including the internet and cloud systems, to support a variety of business processes and activities and to store sensitive data. Furthermore, some of TVA’s information technology systems may be dependent upon cloud service providers. These providers’ systems are susceptible to cybersecurity and data attacks and outages from fire, floods, power loss, telecommunications failures, security violations, and similar events. Failure to prevent or mitigate data loss from system failures or outages could negatively affect TVA's cash flows, results of operations, financial condition, and reputation.

TVA’s failure to successfully adopt, integrate, or deploy advanced technologies, including AI, could put TVA at a competitive disadvantage, increase operational costs, and adversely affect TVA’s business, reputation, and results of operations.

The electric utility industry is undergoing rapid technological transformation. TVA’s future success depends in part on its ability to effectively and safely implement emerging technologies, including AI, agentic workflows, automated grid management, and advanced customer service platforms. Developing and implementing reliable AI and AI agents, along with grid technologies, requires substantial capital investment and specialized human capital. TVA may experience technology-related project delays, cost overruns, critical vulnerabilities in AI or agentic AI supply chains, or system failures, or may fail to recruit and retain the necessary data science and engineering talent required to execute these initiatives. In addition, TVA’s federal status may cause it to lag behind competitors, including due to cybersecurity risk aversion or unique regulations applicable to TVA. Thus, other regional electric suppliers may deploy these technologies more quickly or effectively than TVA is able to, allowing them to better optimize grid operations, more accurately forecast load demand, offer more competitive rates, and provide superior, technology-driven customer experiences. If TVA fails to provide competitive technology solutions relative to its peers or those solutions fail to achieve their objectives or become susceptible to cyber attacks, TVA may lose large industrial or commercial customers to competing service territories, suffer from higher operational inefficiencies, or face increased political or regulatory scrutiny. Moreover, TVA’s sensitive information faces risks from AI and machine learning technologies on external systems, which may cause cybersecurity attacks or data fabrication. These technologies can be flawed or use biased, incomplete, or incorrect data. The AI-related legal and regulatory landscape is complex and constantly evolving, and compliance with new AI regulations may negatively impact TVA’s finances and operations. Additionally, AI use may increase the threat of cyber attacks.

REGULATORY, LEGISLATIVE, AND LEGAL RISKS

TVA may become subject to new environmental laws, regulations, or orders or may be required to expend significant funds in the future to comply with current environmental laws, regulations, or orders.

TVA is subject to significant environmental laws, regulations, and orders. The cost of complying with these laws, regulations, and orders is substantial, and costs could be significantly more than TVA anticipates, particularly if TVA must retire generation facilities earlier than planned or change its anticipated methodology for closing CCR facilities. In addition, new environmental laws, regulations, or orders may be applicable to TVA or the facilities it operates, and existing environmental laws or regulations may be revised, enforced, or reinterpreted in a way that adversely affects TVA. Litigation may affect the timing and requirements of new laws or regulations, may create uncertainty about what laws will govern resources by the time they become operational, and may affect TVA even when TVA is not involved in the litigation.

From time to time, TVA may become subject to enforcement actions and litigation for claims of noncompliance with environmental requirements. Such actions and litigation can lead to project delays, the imposition of significant civil liability, including fines and penalties, criminal sanctions, temporary or permanent closure of non-compliant facilities, and/or liability for the costs of environmental remediation of property TVA currently owns or previously owned, regardless of whether the liabilities arose before or after TVA owned or operated the facilities.

In addition, environmental policies are heavily impacted by the policy priorities of the then-current Administration. TVA often does not have the ability to anticipate, or prepare in advance for, changes in regulatory or policy approaches that may be implemented following a change in Administration.

TVA may become subject to new or amended laws, regulations, or orders or be negatively affected by congressional actions or inactions.

TVA may become subject to new or amended laws, regulations, or orders, including ones that are specifically targeted at TVA. These may include the following:

•A divestment or forced sale of TVA assets, which could trigger change of control provisions in some material contracts as well as obligations under TVA's bond covenants to make provision for a continuance of principal and interest payments on all outstanding Bonds or for the retirement of such Bonds, in addition to other costs and potential business disruptions, as well as the potential privatization of TVA;
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

TVA carries risks related to its obligations under the TVA Act with respect to navigation and flood control of the Tennessee River system that are not funded by revenues. Maintenance, repairs, and updates to dams and multipurpose properties used to achieve this mission could result in significant unforeseen costs. Failure to anticipate and timely take such measures could result in damage to TVA’s reputation, additional costs, or both.

TVA is involved in various legal and administrative proceedings, the outcomes of which may affect TVA's finances and operations.

TVA is involved in a wide range of legal and administrative proceedings and is likely to become involved in future additional proceedings in the ordinary course of business or as a result of, among other things, catastrophic events or environmental conditions arising from TVA property or areas where TVA has disposed of materials or property. For a discussion of certain current material legal proceedings, see Note 23 — Commitments and Contingencies — Legal Proceedings. The additional proceedings could involve, among other things, challenges to TVA’s CCR facilities, challenges to TVA's natural gas-fired plants and related pipelines, suits asserting nuisance claims under state law related to coal-fired plants, challenges under NEPA, the CAA, and the CWA, challenges under the Freedom of Information Act, tort actions arising from accidents on TVA's property, challenges to TVA's immunity to certain actions, and challenges to TVA’s authority to set rates and enter into contracts. Although TVA cannot predict the outcome of the individual matters in which TVA is involved or will become involved, the resolution of these matters could require TVA to make expenditures in excess of established reserves and in substantial amounts. Similarly, resolution of any such proceedings may require TVA to change its business practices or procedures, incur additional capital or operational costs, change how it operates its fossil-fueled units, cease construction of new natural gas-fired plants, reduce emissions to a greater extent or at a faster pace than TVA had planned, comply with new or additional requirements related to CCR management, cease operation of some coal-fired units, adjust its rates, or terminate or modify contracts. These events individually or in the aggregate could have a material adverse effect on TVA’s cash flows, results of operations, and financial condition.

TVA could lose its service territory.

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
•Changes in the climate may make, or may be making, such shifts in weather more common or extreme. Climate change may cause catastrophic events like droughts, floods, wildfires, heat waves, and snow or ice storms to occur more frequently in the Tennessee Valley region. In r
•esponse, TVA may be required to, among other things, change its generation mix or change how it conducts its operations.
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

Further, the water for these purposes must be of a particular quality for use in TVA's equipment. When the available water is not of sufficient quality for TVA's use, TVA must either treat the water or obtain alternative sources. An inadequate supply of quality water could result, among other things, from periods of low rainfall or drought, the withdrawal of water from the river systems by governmental entities or others, incidents affecting bodies of water not managed by TVA, supply issues that affect water providers, or intrusive aquatic plants and animals such as eel grass, algae, and mussels that block cooling water intake pipes or otherwise interfere with the operation of TVA's generation facilities.  While TVA manages the Tennessee River and a large portion of its tributary system to provide much of the water necessary for the operation of its power plants, the USACE operates and manages other bodies of water upon which some of TVA's facilities rely.  Events at these bodies of water or their associated hydroelectric facilities may interfere with the flow of water and may result in TVA's having insufficient water quality to meet the needs of some of its generating plants. Further, increased use of water by data centers, industry, agriculture, and the population at large within and outside of TVA's service territory, population growth, and the potential impacts of climate change and severe weather events could impact the availability of water and/or cause water use restrictions that affect TVA's operations.  If TVA were to have insufficient water supply of the quality necessary to meet the needs of its plants, TVA may be required to reduce generation at its affected facilities to levels compatible with the available supply of quality water or take additional steps that change how TVA conducts its operations or that otherwise cause TVA to incur additional expense.

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

These destructive or disruptive events may present special risks to TVA’s nuclear plants. If public opposition to nuclear power were to make operating nuclear plants less feasible because of any of these events, TVA may be forced to shut down its nuclear plants.  This would make it substantially more difficult for TVA to replace its generation capacity when faced with retiring or idling certain units.

OPERATIONAL RISKS

TVA's management and operation of CCR facilities expose it to additional costs and risks.

TVA manages its CCR in dedicated, protective facilities operated by TVA. TVA has closed some of these facilities and is in the process of closing others. Many of these facilities do not have liners, as they were constructed prior to the requirement that such facilities be built with liners. TVA has been ordered by TDEC to undertake investigations at all CCR facilities in Tennessee. TVA was previously involved in litigation related to some of its CCR facilities, and to resolve one such lawsuit, TVA agreed to remove or beneficially reuse significant amounts of CCR material at Gallatin. TVA could be subject to similar litigation or orders in the future and could be required to restrict or stop the use of some or all CCR facilities that were not required to be closed by the CCR Rule or relocate CCR material to lined facilities. Further, TVA is moving all CCR material at Allen Coal-Fired Plant rather than closing the CCR facilities, which subjects TVA to additional costs and transportation-related risks. Moreover, EPA's shifting CCR regulations and guidance could require TVA to incur significant additional costs to meet closure performance standards for many CCR units. The ultimate resolution of CCR requirements could have a material adverse effect on TVA's cash flows, results of operation, and financial condition.

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

Among other projects, TVA is building new natural gas-fired generation facilities, seeking to improve the reliability and resiliency of its transmission system, undertaking repairs at certain hydroelectric facilities and dams, seeking license extensions for its nuclear fleet, and closing CCR facilities.  These activities involve risks of overruns in the cost of labor and materials, as well as potential delays, in beginning or completing these repairs, closures, or other projects. Further, cancellation or delay of projects related to these activities may adversely affect TVA's cash flows, financial condition, and results of operations.

Cost increases, cancellation, or delays relating to major projects may result from, among other things:

•Changes in market conditions;
•Changes in laws or regulations that, among other things, make it more expensive or difficult for TVA to build or operate natural gas-fired plants;
•Unanticipatedly high environmental remediation costs;
•Lack of productivity;
•Human error;
•Supply chain challenges;
•Regional health emergencies;
•The failure to schedule activities properly;

•Inability to obtain the necessary regulatory approvals, permits, or licenses, including approval from federal and state regulators for construction and operation of new natural gas assets and attendant infrastructure (e.g., pipelines or transmission facilities);
•Stakeholder opposition;
•Insolvency of TVA's suppliers or other counterparties;
•Changes in customer preferences;
•Changes in requirements applicable to how TVA conducts construction, repair, or closure activities; and
•Legal challenges which, among other things, may come in the form of direct legal challenges to TVA projects or through challenges to TVA's environmental reviews or the attempts of TVA or third parties to obtain necessary licenses and permits.

Further, if projects are not completed according to specifications, TVA may experience, among other things, delays in receiving licenses, reduced plant efficiency, reduced transmission system integrity and reliability, and higher operating costs.

TVA faces certain risks arising solely from its operation of nuclear units.

    TVA has seven operating nuclear units.  Unique risks associated with these units include the following:

Hazard Risks.  Hazards exist with the use of radioactive material in energy production, including management, handling, storage, and disposal. Further, a nuclear incident at one of TVA's facilities could have significant consequences including loss of life, damage to the environment, damage to or loss of the facility, and damage to non-TVA property and TVA's reputation.  Although TVA carries some types of nuclear insurance, the amount that TVA is required to pay in connection with a nuclear incident in the United States could significantly exceed the amount of coverage provided by insurance. The licensee of each U.S. nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident of fault, up to a maximum of approximately $166 million per reactor, per incident. With TVA's seven reactors, the maximum total contingent obligation per incident is approximately $1.2 billion. This retrospective premium is payable at a maximum rate currently set at approximately $25 million per year, per incident, per reactor. In addition, following an incident TVA may have to pay retrospective insurance premiums, and may experience a reduction in the availability of nuclear insurance, an increase in the cost of nuclear insurance, an increase in the costs of operating nuclear units, or increased regulation or restrictions on the construction, operation, and decommissioning of nuclear facilities. Moreover, federal legislation could impose revenue-raising measures on the U.S. nuclear industry to pay claims exceeding the limit for a single incident under the Price-Anderson Act. Further, the availability or price of insurance may be impacted by TVA's acts or omissions, such as a failure to properly maintain a facility, or events outside of TVA's control, such as an equipment manufacturer's inability to meet a guideline, specification, or requirement.

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

The need to make unplanned additional contributions to the NDT may negatively affect TVA's cash flows, results of operations, and financial condition.

Regulatory Risks. The NRC has broad authority related to the licensing, operating, and decommissioning of nuclear generation facilities and may adopt regulations as a result of events that occur at nuclear facilities in the U.S. or throughout the world. These regulations could result in significant new requirements on TVA.  To comply with existing, new, or modified regulations, TVA may be required to make substantial capital expenditures at its nuclear plants or make substantial contributions to the NDT.  In addition, if TVA were to fail to comply with requirements promulgated by the NRC, the NRC has the authority to impose fines, shut down units, or modify, suspend, or revoke TVA's operating licenses for its nuclear units. Moreover, the NRC may not approve future requests from TVA to extend the operating licenses for its nuclear units.

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

Availability of Components.  Nuclear facilities require specialized components and access to intellectual property for operation. As the number of reliable suppliers of such components decreases and access to intellectual property is reduced, the availability of the components and access to the intellectual property also will likely decrease. Further, limitations on global trade resulting from trade wars, tariffs, sanctions, military conflicts, pandemics, or other limitations on global commerce could materially decrease the availability or increase the cost of necessary or desired equipment. If TVA were unable to secure either the original components, intellectual property, or replacements approved for use by the NRC, TVA might have to change how it conducts its operations, which may result in substantial expense.

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

TVA has an extensive generation and transmission system and supporting infrastructure that includes, among other things, TVA's generation facilities and transmission infrastructure such as substations, towers, and control centers. Some of TVA's hydroelectric facilities include navigation locks for commerce along the Tennessee River system. TVA also operates flood control dams and supporting infrastructure. Because of TVA's status as a governmental entity and TVA's role as the primary power provider for its service territory, individuals, groups, or nation states may target TVA with physical attacks or threats of such attacks. Events such as war, armed conflicts, terrorist attacks, or similar disruptive events may increase the risks of these attacks targeting critical physical infrastructure in the U.S. These attacks could pose health and safety risks, significantly disable or destroy TVA assets, interfere with TVA's operations, result in additional regulatory requirements or litigation, increase the costs of nuclear licensing or compliance, increase costs for added security measures, or otherwise negatively affect TVA's reputation, cash flows, results of operations, and financial condition.

TVA's assets or their supporting infrastructure may not operate as planned.

Many of TVA's assets, including generation, transmission, navigation, and flood control assets, have been operating for numerous decades and have been in nearly constant service since they were completed. As such, they require regular maintenance, repair, and replacement in order to continue uninterrupted operation. Additionally, some of TVA's newer assets utilize advanced technology that could experience technical or operating issues. The failure of TVA's assets or supporting infrastructure, including information technology systems, to perform as planned may cause health, safety, or environmental problems and may even result in events such as the failure of a dam, the inability to maintain a reservoir at the normal or expected level, or an incident at a coal-fired, gas-fired, or nuclear plant or a CCR facility.  If these assets or their supporting infrastructure fail to operate as planned, if necessary repairs or upgrades are delayed or cannot be completed as quickly as anticipated, or if necessary spare parts are unavailable, TVA:

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

TVA's operations carry safety risks.

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

TVA's transmission facilities are interconnected with the transmission facilities of neighboring utilities and are part of the larger interstate power transmission grid.  Some of TVA's generation and transmission assets are critical to maintaining reliability of the transmission system. Additionally, when TVA purchases power, it often uses assets that belong to third parties to transmit power and maintain reliability. Accordingly, problems at other utilities as well as at TVA's facilities, including disruptions or black-outs caused by an event such as a severe storm, wildfires, a generator or transmission facility outage on a neighboring system, or the actions of a neighboring utility, may cause interruptions in TVA's service to its customers, increase congestion on the transmission grid, or reduce service reliability.  The increasing installation of intermittent sources of power, such as wind and solar, as well as the retirement of dispatchable generation resources, such as coal-fired plants, may place additional strain on TVA's and neighboring systems, and additional transmission upgrades may be required to maintain reliability. Upgrades may include enhancements to existing lines and substations or new installations as necessary to provide adequate power transmission capacity, maintain voltage support, and ensure generating plant and transmission system stability.

TVA's supplies of fuel, purchased power, or other critical items may be disrupted or obtained at a higher cost than planned.

TVA purchases coal, uranium, natural gas, fuel oil, and electricity from a number of suppliers. TVA contracts for conversion of uranium into nuclear fuel and purchases other items, such as anhydrous ammonia, liquid oxygen, or replacement parts that are critical to the operation of some of its generation assets. TVA also purchases power from other power producers when the purchase of such power is appropriate due to economic opportunities or operational limitations. TVA's reliance on purchased power may increase if the demand for power increases in TVA's service territory, and purchased power may become more costly, or perhaps be unavailable, if the demand for power also increases in surrounding service territories. Examples of circumstances that may disrupt, or materially increase the cost of, the future delivery of fuel, purchased power, contracted services, or critical supplies include cyber attacks; war or physical attacks; political developments, international trade restrictions or tariffs, or legal actions; EOs; mine closures or reduced mine production; increase in demand for power by other power systems which reduces the amount of power that is available for purchase by TVA; increases in fuel exports; environmental regulations affecting TVA's suppliers; transportation or delivery constraints; the failure of suppliers to timely deliver the services or supplies to TVA at budgeted costs due to force majeure events, forced outages not caused by force majeure events, or opportunistic non-performance or intentional defaults by suppliers; shortages of raw materials; supply chain difficulties; increased cost of components and labor; strikes or work stoppages; inflation; availability of personnel being impacted by regional health emergencies; or similar events.

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

Global conflicts and terrorism, such as those in Ukraine and the Middle East, as well as any retaliatory military action by the United States and its allies, may have an adverse effect on TVA through increased political, economic, and financial market instability and volatility in the prices for natural gas and oil. Future acts of terrorism could be directed against companies operating in fuel and energy transportation and distribution, which may adversely affect the operation of TVA’s business.

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

The TVA Board is comprised of up to nine part-time members serving staggered, five-year terms. One to two Board members' terms typically expire each year. The President may remove TVA Board members and may replace them with Board members who will seek to implement specific strategic changes to TVA. In addition, there is always the possibility that one or more members of TVA's senior management may retire or otherwise leave TVA. The individuals filling either the TVA Board or senior management positions may wish to change how TVA operates in whole or in part. If the changes are not successful or TVA is unable to adapt properly to such changes, TVA's cash flows, results of operation, financial condition, and reputation could be negatively affected.

A loss of a quorum of the TVA Board could limit TVA's ability to adapt to changing business conditions.

Under the TVA Act, a quorum of the TVA Board is five members. There are currently six members on the TVA Board, and the terms of two of the members will end no later than the end of the current session of Congress. Becoming a member of the TVA Board requires confirmation by the U.S. Senate following appointment by the President, and this process may be lengthy. In addition, the President may remove TVA Board members, and TVA Board members may resign or otherwise leave office before a successor is commissioned. This process has been and could again in the future be subject to extended delays. Without a quorum, the TVA Board may not have authority to direct TVA into new areas of activity, to embark on new programs, or to change TVA's existing direction. As such, the loss of a quorum for an extended period of time may have a negative impact on TVA's ability to change the rates TVA charges for power, change long-term objectives, plans, and policies, and respond to significant changes in technology, the regulatory environment, or the industry overall and, in turn, negatively affect TVA's cash flows, results of operations, financial condition, and reputation.

FINANCIAL, ECONOMIC, AND MARKET RISKS

High demand for electricity, including due to data center and AI processing needs within and outside of TVA’s service territory, could strain TVA’s system, decrease availability of purchased power, and lead to significant expenditures in the future, while lower-than-anticipated demand could result in stranded costs as well as a reduction in planned revenue streams.

TVA’s current asset strategy and capital financing plans are based on assumptions drawn from recent trends suggesting increased demand for TVA electricity over the next several decades. If future demand for TVA electricity, including due to load growth from data centers and AI resources, is higher than TVA can address through execution of its current asset strategy, TVA may have to change its asset strategy or purchase additional generation or capacity at costs higher than what it costs TVA to produce electricity itself. The higher the demand is at such time nationally, the more expensive such additional generation or capacity is likely to be. In addition, if capacity were not available elsewhere, TVA may have to take emergency measures to curtail load, including requiring rolling blackouts that could negatively impact TVA's financial results and reputation. On the programmatic side, TVA may be forced to raise rates or delay serving new industrial or commercial customers. These outcomes would likely have a material adverse effect on TVA’s financial condition and results of operations, including through negative impacts to TVA’s reputation.

Demand could also unexpectedly be lower than TVA has planned as a result of, among other things, extended or severe economic downturns or recessions, loss of customer demand due to higher-than-expected adoption of TVA flexibility options that allow customers to produce a certain percent of their own power needs, unexpectedly high utilization of DER, increased energy efficiency and conservation, and loss of customers, including through loss of TVA’s restricted service territory. Because TVA is investing heavily in developing its energy portfolio to meet increasing loads, lower-than-anticipated demand could result in stranded costs as well as a reduction in planned revenue streams, which may constrain TVA’s cash flows, financial condition, and results of operations.

TVA could have to make significant future contributions to fund its qualified pension plan, and the increasing costs of the plan and employee benefits could adversely affect TVA's results of operations, financial condition, and cash flows.

On September 30, 2026, TVA's qualified pension plan had assets of approximately $8.3 billion compared to liabilities of approximately $9.2 billion.  The plan is mature with approximately 21,000 retirees and beneficiaries receiving benefits of approximately $800 million per year. The costs of providing benefits depend upon a number of factors, including provisions of the plan; changing experience and assumptions related to terminations, retirements, and mortality; rates of increase in compensation levels; rates of return on plan assets; discount rates used in determining future benefit obligations and required funding levels; optional forms of benefit payments selected; future government regulation; and levels of contributions made to the plan.

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

Approaching or reaching the $30.0 billion debt ceiling may negatively affect TVA's business by limiting TVA's ability to access capital markets and by increasing the amount of debt TVA must service without new debt capital. This occurrence may restrict TVA's ability to raise debt capital to acquire or build new power program assets or maintain existing ones, to carry out upgrades or improvements to existing assets, or to meet regulatory requirements. A single generating facility could cost hundreds of millions of dollars or even billions depending on its planned size and fuel type, and TVA's ability to use new debt to fund strategic capital investments will decrease as TVA's debt increases and as the cost of projects increases.  In addition, approaching or reaching TVA's debt ceiling may lead to increased legislative or regulatory oversight of TVA's activities and could lead to negative rating actions by credit rating agencies. Operating at higher balances of Bonds subject to the debt limit reduces TVA's financial flexibility for using financing to handle emergencies or other rapid cash funding needs and increases operational risks in management of the portfolio of Bonds subject to the debt limit.

TVA, together with owners of TVA securities, may be impacted by downgrades of TVA's credit ratings.

TVA’s current credit ratings are not based solely on its underlying business or financial condition but are based to a large extent on TVA's status as a wholly-owned government corporation and the laws that define TVA’s business structure. Key characteristics of TVA’s business established by statute include (1) the TVA Board's ratemaking authority; (2) the current competitive environment, which is defined by the fence and the anti-cherrypicking provision; and (3) TVA’s status as a corporate agency and instrumentality of the United States. If Congress takes any action that effectively alters any of these characteristics, TVA's credit ratings could be downgraded. Although TVA Bonds are not obligations of or guaranteed by the United States, TVA, as a corporate agency and instrumentality of the United States, may be impacted by a downgrade of the United States’ sovereign credit ratings. Such a downgrade has and could again in the future, among other things, lead to a downgrade of TVA’s credit rating. Additionally, future events that may negatively impact TVA’s financial condition or reputation, including those discussed elsewhere in these Risk Factors, may lead to downgrades of TVA’s credit ratings, and the criteria used by the credit rating agencies to assign ratings could change at any time, which could result in changes to TVA’s ratings.

Downgrades of TVA’s credit ratings, particularly downgrades related to TVA-specific factors, may have material adverse effects on TVA’s cash flows, results of operations, and financial condition, as well as on investors in TVA securities. Among other things, a downgrade could increase TVA’s interest expense by increasing the interest rates that TVA pays on new debt securities that it issues. Such an increase may reduce the amount of cash available for other purposes, which may require TVA to borrow more, to reduce other expenses or capital investments, or to increase power rates. A downgrade may also result in TVA’s having to post collateral under certain physical and financial contracts that contain ratings triggers. A downgrade below a contractual threshold may specifically prevent TVA from borrowing under three credit facilities totaling $2.5 billion or posting letters of credit as collateral under these facilities. As of September 30, 2026, there were $382 million of letters of credit outstanding under these facilities. If TVA were no longer able to post letters of credit as collateral, TVA would likely have to post cash as collateral, which would negatively affect TVA’s liquidity.

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
Interest Rate Risk.  Increased interest rates likely would increase the amount of interest that TVA pays on new Bonds that it issues, and increase the amount of collateral that TVA is required to post in connection with some of its derivative transactions, and/or increase the losses on the mark-to-market valuation of certain derivative transactions into which TVA has entered. Decreased interest rates would likely reduce the return that TVA receives on short-term investments.

Counterparty Credit and Performance Risk.  TVA’s counterparties may fail to fulfill their contractual obligations to TVA, and such failure could result in loss of rights to purchase under PPAs, inability to obtain necessary fuels, loss of revenues, or delays or disruption of maintenance on or construction of TVA power facilities.  If TVA's counterparties were to fail to perform their obligations, TVA's cash flows, results of operations, and financial condition may be adversely affected.  In addition, the failure of a counterparty to perform may make it difficult for TVA to perform its obligations, particularly if the counterparty were a supplier of electricity or fuel.

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

Global economic events, including cyber-attacks, natural disasters, climate issues, and regional wars, have affected and may continue to disrupt insurance markets and the financial condition of some insurance companies. As a result, the availability of insurance may decrease and insurance policies TVA is able to obtain may have higher deductibles and premiums and may have more restrictive terms. In addition, the insurance TVA is able to obtain may not cover all of TVA’s potential exposure or the actual amount of loss TVA incurs, and any events that are only partially covered by insurance may have a material adverse effect on TVA’s cash flows, results of operations, and financial condition.

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

Further, certain investors and underwriters use the environmental impact or sustainability of a company or industry as a criterion for deciding whether to invest in that company or industry. TVA's use of fossil fuels, among other things, could lead such investors or underwriters to not purchase TVA Bonds or reduce the attractiveness of TVA Bonds as compared to other investments, thereby limiting the market for TVA Bonds. Moreover, some investors may no longer be able to hold TVA securities after specified dates if TVA's performance fails to meet investor requirements on metrics such as the carbon intensity, carbon emissions, or operation of coal-fired, gas-fired, or nuclear assets.

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

No financial control system, no matter how well designed and operated, can provide absolute assurance that the objectives of the control system will be met, and no evaluation of financial controls can provide absolute assurance that all control issues and instances of fraud or errors can or will be prevented or detected.  The design of any system of financial controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. These risks may be magnified by the fact that TVA recently implemented a new general ledger system.

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

TVA's financial condition and results of operations are largely dependent on the extent to which it can implement its business strategy successfully. TVA's strategy includes maintaining low rates, aligning operations and maintenance costs with revenues, being responsible stewards, living within its means, meeting reliability expectations, and providing a balanced portfolio, in light of TVA's strategic priorities. The strategic priorities are Powerful Partnerships, People Advantage, Operational Excellence, Igniting Innovation, and Financial Strength. This strategy is subject to business, economic, and competitive uncertainties and contingencies, many of which are beyond TVA’s control. Such uncertainties include customer energy-efficiency programs that are designed to reduce energy demand; energy-efficiency efforts by customers not related to TVA’s energy-efficiency programs; increased customer use of DER, such as solar panels and other technologies, as well as the use of energy storage technologies; inability of TVA's LPCs and directly served customers to pay their power bills; and macroeconomic factors impacting economic growth or contraction within TVA’s service territory, which could affect energy demand. If TVA is unable to successfully implement its business strategy, TVA’s financial condition and results of operations could be negatively affected. See Part I, Item 1, Business — Environmental Matters and Human Capital Management, Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges, and Part III, Item 11, Executive Compensation — Compensation Discussion and Analysis for additional information regarding TVA's strategic objectives.

TVA's cost reduction efforts may not be successful.

TVA is implementing cost optimization initiatives to partially offset planned cost increases, and achieving this objective may prove challenging, particularly if prices for goods and services exceed the amounts budgeted. The failure to achieve or maintain cost reduction targets could adversely affect TVA's rates, reputation, cash flows, results of operations, and financial condition. Moreover, if TVA fails to limit rate increases as provided in the long-term Partnership Agreements, participating LPCs have a right to renegotiate or terminate the Partnership Agreements.

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

As with any company, TVA's reputation is a vital element of its ability to effectively conduct its business. In addition to the risks to TVA’s reputation discussed elsewhere in these Risk Factors, TVA's reputation could be harmed by a variety of other factors, including failure of a generating asset or supporting infrastructure; failure to effectively manage land and other natural resources entrusted to TVA; real or perceived violations of environmental regulations, including those related to climate change; real or perceived issues with TVA's safety culture or work environment; inability to meet its human capital management goals; inability to keep its electricity rates stable; involvement in a class-action or other high-profile lawsuit; significant delays in construction projects; occurrence of or responses to cyber attacks or security vulnerabilities; acts or omissions of TVA management or acts or omissions of a contractor or other third party working with or for TVA, which actually or perceivably reflect negatively on TVA; measures taken to offset reductions in demand or to supply rising demand; or a significant dispute with one of TVA's customers.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.  CYBERSECURITY

Risk Management

TVA’s cybersecurity risk management programs and processes are implemented through a written cybersecurity policy,

which provides the foundation for TVA’s information security programs. Under the policy, TVA engages assessors, consultants, auditors, and other third parties to review and support the information security program. TVA employees, contractors, grantees, other federal agencies, state and local governments, industry partners, and others who possess TVA information or who operate, use, or have access to TVA's information systems are made responsible for complying with TVA's cybersecurity program.

TVA’s cybersecurity risk management framework provides the structure for protecting against cybersecurity threats, and includes processes, procedures, and controls for identifying and protecting assets, monitoring and alerting, threat intelligence, cyber risk modeling, and simulations. Within this framework, TVA operates numerous programs that are aimed at helping protect TVA’s information resources. These include a vulnerability management program, a patch and remediation management program, an offensive threat management program, a cybersecurity training program, implementation of standard terms and conditions where appropriate in TVA’s supply chain contracts to help mitigate TVA’s cybersecurity and supply chain risk, and a program to accomplish cybersecurity event detection, alerting, and response. These programs are based on principles from the National Institute of Standards and Technology and certain regulatory standards, including the NERC Critical Infrastructure Protection Standards and NRC cybersecurity standards.

In the last three fiscal years, TVA has not experienced any material cybersecurity incidents. Given TVA's role in critical infrastructure, TVA is aware of cybersecurity threats to the sector and is also aware that the energy sector as a whole faces an escalated level of cyber attacks. TVA is not currently aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect TVA, including its business strategy, results of operations, or financial condition. However, TVA cannot provide assurance that it will not be materially affected in the future by cybersecurity risks or any future material risks. For more information on TVA’s cybersecurity related risks, see Part I, Item 1A, Risk Factors – Cybersecurity and Information Technology Risks in this Annual Report.

Governance

The TVA Board is ultimately responsible for oversight of the identification, management, and mitigation of enterprise-wide risk, including cybersecurity risk, and receives reports and advice from the Audit, Risk, and Cybersecurity Committee (“Audit Committee”). The Audit Committee advises the TVA Board on a variety of matters, including TVA's processes for identifying, monitoring, and mitigating enterprise risk, and meets at least quarterly. Reporting to the Audit Committee and the TVA Board is the risk council, which is comprised of TVA’s top leaders and the Chief Risk Officer (“CRO”) and is responsible for the highest level of management oversight of risk at TVA. The risk council’s primary purpose is to oversee TVA’s management of enterprise-wide risks with policy implications reported to the TVA Board or a designated TVA Board committee. The risk council oversees a subordinate committee that oversees risks for security, AI, privacy, and technology, consistent with TVA’s mission, strategic imperatives, and approved financial and operational plans.

TVA’s governance, oversight, execution, and support activities include quarterly Enterprise Risk and Assurance updates to the Audit Committee, an annual alignment with TVA’s broader risk management framework and business planning initiatives, and initiatives focused on reducing risk, increasing maturity, and helping ensure regulatory compliance and adherence. TVA engages in various audits of TVA’s management of cybersecurity risk and risk as a whole and is also subject to required external audits to ensure compliance with certain regulatory standards that are designed to protect against cybersecurity incidents.

TVA's current VP, Cybersecurity serves as Chief Information Security Officer ("CISO"). The current CISO is also designated as the Chief Artificial Intelligence Officer and the agency’s Federal Senior Intelligence Coordinator. Starting in operational technology as part of nuclear generation, the current CISO has spent his career in public power in various NERC regions and has been in the industry for over 25 years. He has led Cybersecurity for over 10 years in the sector. He was previously the CISO of the New York Power Authority, and he has experience supporting all verticals of electric operations, from the perspectives of security, resiliency, and recovery. He is a Certified Information Security Manager and has previously held Chair and Co-chair roles in the industry, such as with the Electric Subsector Coordinating Council's Cyber Mutual Aid Committee. The current CISO remains active in various security organizations and the broader industry. He has a degree in Computer Science and a Master of Business Administration.

ITEM 2.  PROPERTIES

TVA holds personal property in its own name but generally holds real property as agent for the U.S.  TVA may acquire real property as an agent of the U.S. by negotiated purchase or by eminent domain.

Generating Properties

At September 30, 2026, TVA-operated generating assets consisted of seven nuclear units, 24 coal-fired units, 68 simple-cycle gas units, one cogeneration unit, 10 aeroderivative units, 14 combined-cycle gas power blocks, 109 conventional hydroelectric units (106 active units and three units in long-term outage and unavailable for service), four pumped-storage hydroelectric units, five diesel generator units, and nine operating solar installations.  As of September 30, 2026, four of the combined-cycle power blocks and 10 aeroderivative units were leased to special purpose entities ("SPEs") and leased back to TVA under long-term leases. In addition, in May 2026, TVA entered into a lease financing arrangement for the completion and lease by TVA of CUG, and pre-commercial plant operations began on three of four generators at the Cumberland site during

2026. See Note 12 — Variable Interest Entities and Note 15 — Debt and Other Obligations — Lease/ Leasebacks. In addition, TVA is leasing the three Caledonia combined-cycle power blocks under a long-term lease. For a discussion of these assets, see Item 1, Business — Power Supply and Load Management Resources.

Net Capability

Net capability is defined as the ability of an electric system, generating unit, or other system component to carry or generate power for a specified time period. It does not include real-time bulk electrical system operating constraints such as transmission line loading limitations, fuel availability such as coal, gas, and seasonal river reservoir levels, fuel blend, severe weather events, environmental and/or other regulatory constraints, transmission system outages, generator outages, or generator derates. Summer net capability as presented in the table below reflects the expected output of individual resources at TVA’s anticipated summer demand peak. The summation of those individual resources does not include the real-time bulk electrical system operating constraints previously noted. See also Part I, Item 1A, Risk Factors — Operational Risks and Risks Related to the Environment and Catastrophic Events.

In addition to the TVA-operated generating facilities presented in the table below, TVA also has 8,644 MWs of operating capacity available through PPAs. The summation of TVA's PPAs under contract does not include real-time operating constraints, such as intermittency of renewable resources associated with weather or other factors. See Part I, Item 1, Business — Power Supply and Load Management Resources — Power Purchase and Other Agreements for information on TVA's renewable and nonrenewable power purchase contracts by resource type and location.

    The following table summarizes TVA's summer net capability in MW at September 30, 2026:

SUMMER NET CAPABILITY At September 30, 2026
Source of Capability	Location	Number of Units	Summer Net Capability (MW)	Date First Unit Placed in Service (CY)	Date Last Unit Placed in Service (CY)
TVA-Operated Generating Facilities
Nuclear
Browns Ferry	Alabama	3	3,662	1974	1977
Sequoyah	Tennessee	2	2,292	1981	1982
Watts Bar	Tennessee	2	2,348	1996	2016
Total Nuclear		7	8,302
Coal-Fired
Cumberland	Tennessee	2	2,470	1973	1973
Gallatin	Tennessee	4	976	1956	1959
Kingston	Tennessee	9	1,298	1954	1955
Shawnee	Kentucky	9	1,071	1953	1955
Total Coal-Fired		24	5,815
Natural Gas and/or Oil-Fired(1)
Simple-Cycle Combustion Turbine
Allen	Tennessee	2	92	1971	1972
Brownsville	Tennessee	4	425	1999	1999
Colbert	Alabama	11	998	1972	2023
Gallatin	Tennessee	8	534	1975	2000
Gleason	Tennessee	3	463	2000	2000
Johnsonville	Tennessee	13	708	1975	2000
Kemper	Mississippi	4	273	2002	2002
Lagoon Creek	Tennessee	12	844	2001	2002
Marshall County	Kentucky	8	571	2002	2002
Paradise	Kentucky	3	654	2023	2023
Subtotal Simple-Cycle Combustion Turbine		68	5,562
Combined-Cycle Combustion Turbine
Ackerman(2)	Mississippi	1	713	2007	2007
Allen(3)	Tennessee	1	1,106	2018	2018
Caledonia(4)	Mississippi	3	819	2003	2003
John Sevier(5)	Tennessee	1	871	2012	2012
Lagoon Creek(6)	Tennessee	1	596	2010	2010
Magnolia	Mississippi	3	951	2003	2003
Paradise(7)	Kentucky	1	1,100	2017	2017
Southaven	Mississippi	3	802	2003	2003
Subtotal Combined-Cycle Combustion Turbine		14	6,958
Co-Generation
Johnsonville	Tennessee	1	66	1975	2000
Aeroderivative Combustion Turbine
Johnsonville	Tennessee	10	530	2025	2025
Total Natural Gas and/or Oil-Fired		93	13,116
Hydroelectric
Conventional Plants	Alabama	36	1,170	1925	1962
	Georgia	2	37	1931	1956
	Kentucky	5	224	1944	1948
	North Carolina	6	478	1940	1956
	Tennessee(8)(9)	60	1,882	1912	1972
Pumped-Storage(10)	Tennessee	4	1,715	1978	1979
Total Hydroelectric		113	5,506
Diesel Generator
Meridian	Mississippi	5	9	1998	1998
TVA Non-hydro Renewable Resources(11)			1
Total TVA-Operated Generating Facilities Summer Net Capability			32,749
Notes
(1) See Generating Properties above for a discussion of TVA-operated natural gas and/or oil-fired facilities subject to leaseback and long-term lease arrangements.
(2) Ackerman Combined Cycle Facility is a single steam cycle unit driven by two gas turbines (2x1 configuration).
(3) Allen Combined Cycle Facility is a single steam cycle unit driven by two gas turbines (2x1 configuration).
(4) Caledonia Combined Cycle Plant ("Caledonia CC") is currently a leased facility operated by TVA.

(5) John Sevier Combined Cycle Facility ("John Sevier CCF") is a single steam cycle unit driven by three gas turbines (3x1 configuration).
(6) Lagoon Creek Combined Cycle Facility is a single steam cycle unit driven by two gas turbines (2x1 configuration).
(7) Paradise Combined Cycle Facility is a single steam cycle unit driven by three gas turbines (3x1 configuration).
(8) As of September 30, 2026, TVA had three units that were in long-term outage and unavailable for service at Wilbur Hydroelectric Facility (Units 1-3). These units are included in their respective locations in the table above; however, the capability from these units is excluded.
(9) Includes 86 MW of summer net capability associated with Hiwassee Hydro Unit 2. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric — Conventional Hydroelectric Dams.
(10) See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage for a discussion of Raccoon Mountain Pumped-Storage Plant.
(11) TVA owns approximately one MW of renewable solar capability among nine operating solar installations.

Transmission Properties

TVA's transmission system interconnects with systems of surrounding utilities and, at September 30, 2026, consisted primarily of approximately 2,500 circuit miles of 500 kilovolt, 12,150 circuit miles of 161 kilovolt, and 1,900 circuit miles of other voltage transmission lines; 5,753 miles of fiber optic lines; 594 transmission substations, power switchyards, and switching stations; and 1,368 customer connection points (customer, generation, and interconnection).

Public Land Management Reservoir Properties

    TVA operates and maintains 49 dams and manages approximately 11,000 miles of reservoir shoreline, 293,000 acres of reservoir land, 650,000 surface acres of reservoir water, and approximately 150 public recreation areas throughout the Tennessee Valley, including campgrounds, day-use areas, and boat launching ramps.

Additionally, TVA manages 152 agreements for commercial recreation (such as campgrounds and marinas). As part of its stewardship responsibilities, TVA approval is required to be obtained before any obstruction affecting navigation, flood control, or public lands can be constructed across, along, or in the Tennessee River and its tributaries. These public lands and waters managed by TVA provide both conservation and sustainable recreation.

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

Disposal of Property

TVA has broad authority to dispose of personal property but only limited authority to dispose of real property.  TVA's primary, but not exclusive, authority to dispose of real property is as follows: TVA has authority to dispose of surplus real property at a public auction; TVA may dispose of real property for certain specified purposes, including providing replacement lands for certain entities whose lands were flooded or destroyed by dam or reservoir construction, providing real property for recreational use, and granting easements and rights-of-way upon which are located transmission or distribution lines; TVA can dispose of real property in connection with the construction of generating plants or other facilities under certain circumstances; and TVA has authority to grant easements for rights-of-way and other purposes. TVA maintains consistency in disposal decisions through implementation of the TVA Land Policy, which governs the management of public lands to maximize public enjoyment, flood control, navigation, power production, and economic growth.

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

For a discussion of Legal Proceedings involving TVA, see Note 23 — Commitments and Contingencies — Legal Proceedings, which discussion is incorporated by reference into this Part I, Item 3.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  RESERVED

Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Tennessee Valley Authority ("TVA"), its financial condition, results of operations, and cash flows, and its present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, TVA's consolidated financial statements and the accompanying notes thereto contained in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the fiscal year ended September 30, 2026 (the "Annual Report"). See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in TVA's Annual Report on Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission ("SEC") on November 13, 2025, for a discussion of variance drivers for the year ended September 30, 2025, as compared to the year ended September 30, 2024. The MD&A includes the following sections:

•Business and Mission — a general description of TVA's business, objectives, strategic priorities, and core capabilities;

•Executive Overview — a general overview of TVA's activities and results of operations for 2026;

•Results of Operations — an analysis of TVA's consolidated results of operations for 2025 and 2026;

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

Business and Mission

Business

TVA operates the nation's largest public power system. At September 30, 2026, TVA had 62 directly served customers, which include seven federal agency customers, and 153 local power company customers ("LPCs") that serve approximately 10 million people in parts of seven southeastern states.  TVA generates nearly all of its revenues from the sale of electricity, and in 2026 revenues from the sale of electricity totaled $14.0 billion.  As a wholly-owned agency and instrumentality of the United States ("U.S."), however, TVA differs from other electric utilities in a number of ways:

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

•Environment — Caring for the region's natural resources; and

•Economic Development — Creating sustainable economic growth.

While TVA's mission has not changed since it was established in 1933, the climate in which TVA operates continues to evolve. The business and economic environment has become more challenging due to economic conditions, changing environmental standards, new technologies, and emerging, non-traditional competition. TVA is focused on building an American energy future, while working together with partners to meet electricity needs, protect resources, and grow the region's economy.

TVA's mission sets the stage for its strategic planning process that includes strategic priorities, initiatives, and scorecards for performance designed to provide clear direction for improving TVA's core business. TVA's five strategic priorities are listed below.

Linking the Mission to Performance

      TVA has formulated key performance measures to support its strategic priorities. The intent of these measures is to align employees to TVA's mission by focusing its collective efforts on operational excellence, fiscal responsibility, economic development, and environmental stewardship.  The measures are designed to promote teamwork, encourage high performance behaviors, and motivate TVA employees to achieve goals aligned with TVA's mission and values.  The 2026 corporate results compared with targets for these key measures are reflected in the chart below, and the subsequent chart reflects the 2027 approved corporate measures. See Part III, Item 11, Executive Compensation — Compensation Discussion and Analysis for information regarding how the 2026 measures are calculated.

2026 Corporate Measure	Weight	Actual	Threshold	Target	Stretch
Strategic Business Unit ("SBU") Controllable / Operating and Maintenance ("O&M") and Base Capital Spend ($ millions)(1)	40%	$4,506	$4,794	$4,679	$4,565
Serious Injury Incident Rate(2)	15%	0.00	0.03	0.01	0.00
Transmission Performance Indicator(3)	15%	200	50	100	200
Generation Performance Indicator(4)	15%	197	50	100	200
Nuclear Performance Indicator(5)	15%	1.35%	2.62%	2.00%	1.38%
Notes
(1) Strategic Business Unit ("SBU") Controllable Operating & Maintenance ("O&M") and Base Capital Spend equals the total Non-Fuel O&M and Base Capital expenses for corporate and operational SBU organizations (excluding the TVA Board).
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

2027 Corporate Measure	Weight	Threshold	Target	Stretch
Cost Performance(1)	40%	3% SBU O&M / 5% Capital Over Budget	FY 2027 Budget	3% SBU O&M / 5% Capital Under Budget
Personal Safety(2)	15%	0.03	0.01	0.00
Nuclear Reliability(3)	15%	2.50%	2.00%	Comparable Fleet Top Decile 24-month average as of September 2026
Transmission Reliability(4)	15%	50	100	150
Generation Reliability(5)	15%	50	100	150
Notes
(1) The Cost Performance metric equals the total Non-Fuel O&M and Base Capital expenses for corporate and operational Strategic Business Unit ("SBU") organizations (excluding the Board).
(2)    The Personal Safety metric is the Serious Injury Incident Rate, which is a mathematical calculation used by Edison Electric Institute that quantifies the extent of injury for serious injuries and fatalities from events within the control of the employee and/or the employer.
(3) The Nuclear Reliability metric is the Annualized Online Reliability Loss Factor, which is the 12-month ratio of all generation losses minus refueling outage ("RFO") and exempt losses to reference energy generation minus RFO and exempt losses in a normal fuel cycle period, per standard industry guidelines. This measure monitors performance between refueling outages to obtain high unit and energy production reliability.
(4)     The Transmission Reliability metric is an aggregate measure of the overall reliability of TVA's transmission system. See Transmission Reliability below.
(5) The Generation Reliability metric is an aggregate measure of the overall reliability of TVA's power operations generation fleet based on key performance measures in Gas, Hydro, and Coal that are intended to ensure that TVA's fleet of power operations generation assets are available and reliable to meet system demand.

Executive Overview

TVA's operating revenues were $14.2 billion and $13.7 billion for the years ended September 30, 2026 and 2025, respectively. Operating revenues increased for the year ended September 30, 2026 as compared to the prior year, primarily as a result of higher sales volume and higher fuel cost recovery rates. The increased sales volume was primarily driven by higher sales within the data processing, web hosting, and related services sector, higher sales within the residential and small commercial sector, and an increase in cooling degree days of 10 percent. Higher fuel cost recovery rates were due primarily to higher natural gas and purchased power prices as compared to the same period of the prior year.

    Total operating expenses decreased $177 million for the year ended September 30, 2026, as compared to the prior year, primarily due to a decrease in Depreciation and amortization expense. Depreciation and amortization expense decreased $288 million as compared to the prior year primarily due to the depreciable life assumption changes for the Kingston Coal-Fired ("KIF") and Cumberland Coal-Fired ("CUF") Plants and the Browns Ferry Nuclear Plant ("Browns Ferry") subsequent license renewal ("SLR"). These decreases in Depreciation and amortization expense were partially offset by an increase due to depreciation of additions to net completed plant. In addition, Operating and maintenance expense decreased by $264 million as compared to the prior year primarily due to Inflation Reduction Act of 2022 ("IRA") tax credits recorded in 2026. Partially offsetting these decreases was a $329 million increase in Fuel and purchased power expense as compared to the same period of the prior year, primarily due to higher purchased power market prices and higher effective fuel rates as a result of higher natural gas prices, partially offset by a decrease in Fuel and purchased power expense as a result of higher availability of TVA generation.

Pre-commercial plant operations began on three of four generators at Cumberland Combined Cycle Gas Plant ("CUG") during 2026 and the fourth generator in the first quarter of 2027. TVA also has other ongoing natural gas projects. In addition, in August 2026, the TVA Board approved 1,550 megawatts ("MW") of natural gas generation targeted to be online in 2032. In the fourth quarter of 2026, the Nuclear Regulatory Commission ("NRC") approved the construction permit application for a BWRX-300 reactor at the Clinch River Site although TVA has not yet decided whether to construct a reactor at the site. Any path forward will be guided by TVA's commitment to reliable service, affordability for customers, sound financial stewardship, and compliance with all regulatory and environmental requirements.

TVA's economic development efforts and programs continued to help attract or expand businesses and industries in the Tennessee Valley. These companies announced projected capital investments of over $10.0 billion and are expected to create 10,134 jobs and retain 46,434 jobs. These amounts are forward-looking and are subject to various uncertainties. Amounts may differ materially based upon a number of factors, including, but not limited to, economic downturns or recessions. See Forward-Looking Information and Part I, Item 1A, Risk Factors for a discussion of additional factors, and see Part I, Item 1, Business — Economic Development Activities for definitions of "new jobs" and "retained jobs."

Results of Operations

Sales of Electricity

Sales of electricity were 171,705 million and 167,612 million kilowatt hours ("kWh") for 2026 and 2025, respectively. The total sales of electricity in 2026 included 272 thousand kWh of pre-commercial generation at CUG, and the total sales of electricity in 2025 included 99 thousand kWh of pre-commercial generation at the Johnsonville Aeroderivative Combustion turbine ("CT") Facility ("Johnsonville Facility"). TVA sells power at wholesale rates to LPCs that then resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power exceeding TVA's system needs is sold under exchange power arrangements with certain other power systems.

The following chart compares TVA's sales of electricity by customer type for the years ended September 30, 2026 and 2025:

Sales of Electricity
For the years ended September 30
(millions of kWh)

The following charts show a breakdown of TVA's energy load:

Total Energy Load

Medium Commercial & Industrial (>1MW): 7%
Small Commercial & Industrial (<1MW): 24%
Large Industrial (>5MW): 29%
Residential: 40%

Large Industrial Energy Load
Chemical: 18%
Paper: 7%
Transportation Equipment: 8%
Other: 30%
Computing Infrastructure Providers, Data Processing, Web Hosting, and Related Services: 19%
Primary Metal: 18%

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

	Degree Days
	Variation from Normal						Change from Prior Period
	2026	Normal	Percent Variation	2025	Normal	Percent Variation	Change	Percent Change
Heating Degree Days	2,806	3,132	(10.4)%	2,888	3,132	(7.8)%	(82)	(2.8)%

Cooling Degree Days	2,082	1,824	14.1%	1,888	1,824	3.5%	194	10.3%
Sales of electricity increased approximately two percent for the year ended September 30, 2026, as compared to the prior year. The increased sales volume was primarily driven by higher sales within the data processing, web hosting, and related services sector, higher sales within the residential and small commercial sector, and an increase in cooling degree days of 10 percent.

Financial Results

    The following table compares operating results for 2026 and 2025:

Summary Consolidated Statements of Operations For the years ended September 30 (in millions)
	2026	2025	Change	Percent Change
Operating revenues	$14,218	$13,672	$546	4.0%
Operating expenses	10,926	11,103	(177)	(1.6)%
Operating income	3,292	2,569	723	28.1%
Other income, net	181	92	89	96.7%
Other net periodic benefit cost	91	105	(14)	(13.3)%
Interest expense	1,261	1,196	65	5.4%
Net income	$2,121	$1,360	$761	56.0%

Operating Revenues. Operating revenues for the years ended September 30, 2026 and 2025, were $14.2 billion and $13.7 billion, respectively. The following table compares TVA's operating revenues for the periods indicated:

Operating Revenues by Customer Type For the years ended September 30 (in millions)
	2026	2025	Change	Percent Change
Operating revenues
Local power companies	$12,818	$12,334	$484	3.9%
Industries directly served	1,058	1,017	41	4.0%
Federal agencies and other	141	139	2	1.4%
Revenue capitalized during pre-commercial plant operations(1)	(9)	(4)	(5)	125.0%
Other revenue	210	186	24	12.9%
Total operating revenues	$14,218	$13,672	$546	4.0%
Note
(1) Represents revenue capitalized during pre-commercial operations at CUG in 2026, and the Johnsonville Facility in 2025.

    TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively. Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues during both the years ended September 30, 2026 and 2025.

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

    TVA has a Partnership Agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA’s failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. As of September 30, 2026, 148 LPCs had signed the 20-year Partnership Agreement with TVA.

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

In August 2026, the Board approved changes to TVA's wholesale rate structure, including the power rate schedules for data centers. These changes were effective October 1, 2026, and will be phased in through 2029. Further, TVA established the Capacity Commitment Charge ("CCC") for new and expanding data center loads above 5 MW to cover the incremental capacity costs of data center demands.

    The changes in revenue components are summarized below:

Changes in Revenue Components For the years ended September 30 (in millions)
	2026	2025	Change	Percent Change
Base revenue
Energy revenue	$5,598	$5,471	$127	2.3%
Demand revenue	4,412	4,238	174	4.1%
Grid access charge	647	646	1	0.2%
Long-term partnership credits for LPCs	(239)	(231)	(8)	3.5%
Other charges and credits(1)	(715)	(709)	(6)	0.8%
Total base revenue	9,703	9,415	288	3.1%
Fuel cost recovery	4,305	4,068	237	5.8%
Off-system sales	9	7	2	28.6%
Pre-commercial operations(2)	(9)	(4)	(5)	125.0%
Revenue from sales of electricity	14,008	13,486	522	3.9%
Other revenue	210	186	24	12.9%
Total operating revenues	$14,218	$13,672	$546	4.0%
Notes
(1) Includes economic development credits to promote growth in the Tennessee Valley, hydro preference credits for residential customers of LPCs, and demand response credits allowing TVA to reduce industrial customer usage in periods of peak demand to balance system demand. See Note 18 — Revenue.
(2) Represents revenue capitalized during pre-commercial operations at CUG in 2026, and the Johnsonville Facility in 2025.

    Operating revenues increased $546 million for the year ended September 30, 2026, as compared to the prior year, primarily due to a $288 million increase in base revenue. The $288 million increase in base revenue was driven by a $297 million increase attributable to higher sales volume, partially offset by a $9 million decrease attributable to lower effective rates, primarily from higher long-term partnership credits for LPCs and other charges and credits as compared to the prior year. The increased sales volume was primarily driven by higher sales within the data processing, web hosting, and related services sector, higher sales within the residential and small commercial sector, and an increase in cooling degree days of 10 percent. In addition, there was a $237 million increase in fuel cost recovery revenue driven by a $138 million increase attributable to higher fuel cost recovery rates as a result of higher natural gas and purchased power prices as compared to the prior year and a $99 million increase attributable to higher sales volume. In addition, other revenue increased $24 million primarily due to higher wheeling and network transmission revenue as a result of higher available wheeling capacity than the prior year.

    See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

    Operating Expenses. Operating expense components as a percentage of total operating expenses for 2026 and 2025 consisted of the following:

Operating Expenses For the years ended September 30 (in millions)
	2026	2025	Change	Percent Change
Operating expenses
Fuel	$2,618	$2,376	$242	10.2%
Purchased power	2,193	2,106	87	4.1%
Operating and maintenance	3,453	3,717	(264)	(7.1)%
Depreciation and amortization	1,983	2,271	(288)	(12.7)%
Tax equivalents	679	633	46	7.3%
Total operating expenses	$10,926	$11,103	$(177)	(1.6)%

The following table summarizes TVA's expenses for various fuels for the years indicated:

Fuel Expense for TVA-Operated Facilities(1) For the years ended September 30 (in millions)
	Fuel Expense By Source		Cost per kWh(4)
	2026	2025	2026	2025
Coal(2)	$839	$826	3.31	3.27
Natural gas and/or oil-fired(3)	1,505	1,244	3.58	2.95
Nuclear fuel	319	288	0.47	0.51
Total fuel	$2,663	$2,358	1.97	1.91
Notes
(1) Excludes effects of the fuel cost adjustment in the amounts of $45 million and $18 million for the years ended September 30, 2026 and 2025, respectively.
(2) Fuel expense related to oil consumed for startup at coal-fired facilities was $30 million and $32 million for the years ended September 30, 2026 and 2025, respectively.
(3) Fuel expense related to oil consumed for generation at natural gas and/or oil-fired facilities was $11 million and $6 million for the years ended September 30, 2026 and 2025, respectively.
(4) Total cost per kWh is based on a weighted average.

Fuel expense increased $242 million for the year ended September 30, 2026, as compared to the prior year. This increase was primarily due to an increase in effective fuel rates due to higher natural gas prices, resulting in a $175 million increase in fuel expense. Additionally, fuel expense increased $130 million primarily due to higher sales volume and higher availability of TVA generation as compared to the prior year. Partially offsetting these increases was a decrease of $63 million due to the deferral of significant expenses that were the result of higher than expected generation due to hotter than normal weather in September.

Purchased power expense increased $87 million for the year ended September 30, 2026, as compared to the prior year. This increase was primarily due to higher purchased power market prices compared to the prior year, resulting in a $348 million increase in purchased power expense. Partially offsetting this increase was a decrease of $205 million primarily due to higher availability of TVA generation as compared to the prior year. Additionally, purchased power expense decreased $56 million due to the deferral of significant expenses that were the result of higher than expected market prices due to hotter than normal weather in September.

Operating and maintenance expense decreased $264 million for the year ended September 30, 2026, as compared to the prior year. This decrease was primarily due to IRA tax credits recorded in the year ended September 30, 2026, which contributed $342 million to the overall decrease. These credits were recognized as a reduction in Operating and maintenance expense based on what the credits were intended to reimburse. See Note 1 — Summary of Significant Accounting Policies — Government Grants. This decrease was partially offset by a $49 million increase in technology costs primarily associated with higher license and subscription costs and additional cloud asset amortization.

Depreciation and amortization expense decreased $288 million for the year ended September 30, 2026, as compared to the prior year. This decrease was primarily driven by a $231 million decrease due to depreciable life assumption changes for CUF and KIF, and an approximate $150 million decrease in depreciation expense due to the December 2025 Browns Ferry SLR, which extended the useful life of the three nuclear units for an additional 20 years. Partially offsetting these decreases was an increase due to depreciation of additions to net completed plant.

Depreciation rates are determined based on an external depreciation study. See Note 1 — Summary of Significant Accounting Policies — Property, Plant, and Equipment, and Depreciation — Depreciation. During the first quarter of 2027, TVA implemented a new depreciation study related to its completed plant. The new study includes an extension in the service life estimates of TVA's coal-fired plants based on current planning assumptions, as well as an extension of the Browns Ferry Nuclear

Plant's ("Browns Ferry") operating license that was approved by the Nuclear Regulatory Commission ("NRC") in December 2025, which were recorded in 2026. Implementation of the depreciation study, including the resulting changes in composite depreciation rates, is expected to increase depreciation and amortization expense by approximately $15 million during 2027. This estimated impact reflects only the effect of the revised rates and does not include the impact of other changes in depreciable asset balances, including additions to or retirements of net completed plant, that may occur during 2027.

Tax equivalents expense increased $46 million for the year ended September 30, 2026, as compared to the prior year. This change was primarily driven by an increase in TVA's revenue from sales of electricity in 2025, which is used as the basis for calculating tax equivalent expense. Additionally, tax equivalents expense increased due to an increase in the tax equivalents collected in the fuel cost recovery.

Generating Sources. The following tables show TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Total Power Supply by Generating Source For the years ended September 30 (millions of kWh)
	2026		2025
Nuclear	67,755	39%	56,157	33%
Natural gas and/or oil-fired(1)	41,949	24%	42,013	24%
Coal-fired	25,280	14%	25,180	15%
Hydroelectric	9,691	6%	13,741	8%
Total TVA-operated generation facilities(2)(3)	144,675	83%	137,091	80%
Purchased power (natural gas and/or oil-fired)(4)	15,110	8%	17,405	10%
Purchased power (other renewables)(5)	4,775	3%	3,267	2%
Purchased power (coal-fired)	4,773	3%	5,593	4%
Purchased power (wind)	3,678	2%	3,642	2%
Purchased power (hydroelectric)	1,746	1%	3,472	2%
Total purchased power(3)	30,082	17%	33,379	20%
Total power supply	174,757	100%	170,470	100%
Notes
(1) The generation for 2026 includes 272 thousand kWh of pre-commercial generation at CUG. The generation for 2025 includes 99 thousand kWh of pre-commercial generation at the Johnsonville Facility.
(2) Generation from TVA-owned renewable resources (non-hydroelectric) is less than one percent for all periods shown and therefore is not represented in the table above.
(3) Raccoon Mountain Pumped-Storage Plant net generation is allocated against each TVA-operated generation facility and purchased power type for both the year ended September 30, 2026, and the year ended September 30, 2025. See Part I, Item 1, Business — Power Supply and Load Management Resources — Hydroelectric Pumped-Storage for a discussion of Raccoon Mountain Pumped-Storage Plant.
(4) Purchased power (natural gas and/or oil-fired) includes generation from Caledonia CC, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant ("Caledonia CC") was 4,795 million kWh and 5,464 million kWh for the years ended September 30, 2026 and 2025, respectively.
(5) Purchased power (other renewables) includes purchased power from the following renewable sources: solar, biomass, and renewable cogeneration. TVA acquires Renewable energy certificates ("RECs") in connection with certain purchased power transactions and sells some of these RECs to customers.

In addition to power supply sources included here, TVA offers energy efficiency programs that effectively reduce energy needs. In 2026, TVA invested $121 million on its energy efficiency programs and effectively reduced 2026 energy needs by approximately 412 gigawatt hours of net incremental energy efficiency savings.

    Interest Expense.  Interest expense and interest rates for 2026 and 2025 were as follows:

Interest Expense and Rates For the years ended September 30
	2026	2025	Percent Change
Interest expense(1)	$1,261	$1,196	5.4%

Average blended debt balance(2)	$23,934	$22,604	5.9%

Average blended interest rate(3)	5.10%	5.06%	0.8%
Notes
(1) Includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) Includes average balances of long-term power bonds, debt of variable interest entities ("VIEs"), and discount notes.
(3) Includes interest on long-term power bonds, debt of VIEs, and discount notes.

    Total interest expense increased $65 million for the year ended September 30, 2026, as compared to the prior year. This increase was primarily driven by a $34 million increase from higher average balances and rates on long-term debt, a $26 million increase from higher other interest, primarily driven by the lease financing arrangement for the Cumberland Combined Cycle Plant, and a $9 million increase in interest from higher average balances on short-term debt. This increase was partially offset by a $4 million decrease in interest on short-term debt primarily due to lower average rates.

Other Income, Net

Other income, net increased $89 million for the year ended September 30, 2026, as compared to the prior year. This increase was driven by a $94 million gain related to insurance proceeds received for the Sequoyah Nuclear Plant Unit 2 main generator failure.

Other Net Periodic Benefit Cost

    Other net periodic benefit cost decreased $14 million for the year ended September 30, 2026, as compared to the prior year. The decrease is primarily due to the increases in the discount rates used to measure net periodic benefit cost for the year ended September 30, 2026, as compared to the prior year. Other net periodic benefit cost is subject to significant economic assumptions, such as changes in the discount rate, cost of living adjustments ("COLA"), and the rate of return on plan assets, that can materially impact TVA. See Note 21 — Benefit Plans.

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

In addition to cash and equivalents on hand, cash from operations, and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include three revolving credit facilities totaling $2.5 billion, a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), and proceeds from other financings. See Note 15 — Debt and Other Obligations — Credit Facility Agreements. TVA issued $4.0 billion of power bonds during 2025, and no power bonds were issued in 2026. In addition, TVA redeemed $1.4 billion and $1.0 billion of power bonds during 2026 and 2025, respectively, due to maturity.  The TVA Board authorized TVA to issue power bonds and enter into other financing arrangements in an aggregate amount not to exceed $4.0 billion during 2027. For additional information about TVA debt issuance activity and debt instruments issued and outstanding at September 30, 2026 and 2025, including rates, maturities, outstanding principal amounts, and redemption features, see Note 15 — Debt and Other Obligations — Debt Securities Activity and Debt Outstanding. Other financing arrangements may include, but are not limited to, lease financings, energy prepayments from customers, and other similar agreements. In the third quarter of 2026, TVA entered into a $2.0 billion construction management agreement and lease financing arrangement with CCCGL. TVA may also engage in other alternative forms of financing such as sales of receivables, or loans, from time to time.

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time. Bonds outstanding, excluding unamortized discounts and premiums and net exchange gains from foreign currency transactions, at September 30, 2026 and 2025, were $20.7 billion (including current maturities) and $22.1 billion (including current maturities), respectively. The balance of Bonds outstanding directly affects TVA's capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable. Other options for financing not subject to the limit on Bonds, including certain lease financings (see Lease Financings below and Note 12 — Variable Interest Entities), could provide supplementary funding if needed. Currently, TVA expects to utilize a combination of Bonds, other financings, or potentially additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments. TVA may also receive funding by filing for credits available under the Inflation Reduction Act of 2022 ("IRA"), by applying for grants or other funding available under the Bipartisan Infrastructure Law ("BIL"), from other federal funding opportunities, or from other third-party financing arrangements. See Lease Financings, Key Initiatives and Challenges — Funding Opportunities, Note 12 — Variable Interest Entities, and Note 15 — Debt and Other Obligations for additional information.

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

    Debt Securities.  TVA's Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds. TVA's Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At September 30, 2026, the average maturity of long-term power bonds was 13.73 years, and the weighted average interest rate was 4.74 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and tax equivalents, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.  In addition to power bonds and discount notes, TVA had long-term debt associated with certain VIEs outstanding at September 30, 2026. See Lease Financing below, Note 12 — Variable Interest Entities, and Note 15 — Debt and Other Obligations for additional information.

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

The rate test for the one-year period ended September 30, 2026, was calculated after the end of 2026, and TVA met the test's requirements.

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

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowings (in millions)
	At September 30, 2026	For the year ended September 30, 2026	At September 30, 2025	For the year ended September 30, 2025
Gross Amount Outstanding (at End of Period) or Average Gross Amount Outstanding (During Period)
Discount notes	$—	$738	$—	$538
Maximum Month-End Gross Amount Outstanding (During Period)
Discount notes	N/A	$1,399	N/A	$1,541
Weighted Average Interest Rate
Discount notes	—%	3.71%	—%	4.37%

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

TVA Bonds are traded in the public bond markets and are listed on the New York Stock Exchange ("NYSE") except for TVA's discount notes, and the 2009 Series B power bonds. TVA's Putable Automatic Rate Reset Securities ("PARRS") are traded on the NYSE under the exchange symbols "TVC" and "TVE." Other bonds listed on the NYSE are assigned various symbols by the exchange, which may be noted on the NYSE's website. TVA has also listed certain bonds on foreign exchanges from time to time, including the Luxembourg and Singapore Stock Exchanges. See Part I, Item 1A, Risk Factors — Financial, Economic, and Market Risks for additional information regarding the market for TVA's Bonds.

Although TVA Bonds are not obligations of the U.S., TVA, as a corporate agency and instrumentality of the U.S. government, may be impacted if the sovereign credit ratings of the U.S. are downgraded.  According to statements made by the credit rating agencies, the U.S. credit rating may face additional downward pressure if policymakers are unable to respond to the country's growing fiscal challenges, if it appears deterioration in debt affordability or fiscal strength is likely to undermine U.S. economic strength or the role of the U.S. dollar or U.S. Treasury bond market, or if a weakening of governance were to occur. Additionally, TVA may be impacted by how the U.S. government addresses situations of approaching its debt limit. The outlook on the ratings of TVA is currently stable with Moody's Investors Service, Inc. ("Moody's"), Fitch Ratings, Inc. ("Fitch") and S&P Global Ratings ("S&P"). TVA's rated senior unsecured Bonds are currently rated Aa1, AA+, and AA+, by Moody's, Fitch, and S&P, respectively. TVA's short-term discount notes are not rated. TVA is not able to predict the outcome of any rating changes on the U.S. government or any actions that may be taken on TVA because of actions on the government.

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities ("SPEs") to obtain third-party financing for its facilities. These SPEs are sometimes identified as VIEs of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 12 — Variable Interest Entities.

Capacity Commitment Charge. TVA established a Capacity Commitment Charge ("CCC") effective October 1, 2026, for new and expanding data center loads above 5 MW. Capacity commitment charges under the agreement are based on a rate of approximately $1.5 million per MW of requested capacity above 5 MW. This rate reflects TVA's current cohort-based pricing methodology, which may be revised for future customer cohorts. CCC arrangements are anticipated to provide TVA an additional source of liquidity. See Note 26 — Subsequent Events.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. Cash, cash equivalents, and restricted cash totaled $1.7 billion and $1.6 billion at September 30, 2026 and 2025, respectively. A summary of cash flow components for the years ended September 30 follows:

Cash provided by (used in):

Operating Activities. TVA's cash flows from operations are primarily driven by sales of electricity, fuel expense, and operating and maintenance expense. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

    Net cash flows provided by operating activities increased $219 million for the year ended September 30, 2026, as compared to the prior year. The increase was primarily due to the receipt of Inflation Reduction Act ("IRA") tax credit refunds and higher customer collections as a result of increased sales volume. The increases were partially offset by higher fuel and purchased power payments, the termination of the distributor prepayment program at the end of 2025, higher interest payments, and an increase in refunds of transmission interconnection related deposits as compared to the prior year. The distributor prepayment program allowed customers to prepay their invoices and receive interest credits.

    Investing Activities. The majority of TVA's investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

    Net cash flows used in investing activities decreased $800 million for the year ended September 30, 2026, as compared to the prior year. The decrease was driven by less spend related to capacity expansion projects, primarily related to lower spend on the Cumberland and Kingston natural gas projects as compared to the prior year, which was partially offset by higher spend on the new natural gas project targeted to be online in 2032. In addition, for the year ended September 30, 2026, TVA received cash related to insurance proceeds for property recovery and IRA tax credits related to capital assets.

    Financing Activities. TVA's cash flows provided by or used in financing activities are primarily driven by the timing and level of cash flows provided by operating activities, cash flows used in investing activities, and net issuance and redemption of debt instruments to maintain a strategic balance of cash on hand.

    Net cash flows provided by financing activities decreased $1.9 billion for the year ended September 30, 2026, as compared to the prior year. The decrease is primarily due to a decrease in power bond issuances combined with the use of cash on hand to pay bond maturities and lower net financing needs than the prior year. The decrease was partially offset by an increase in proceeds from debt of variable interest entities as compared to the prior year. TVA anticipates a need to increase debt in the coming years as it continues to invest in power system assets, which may result in positive net cash flows provided by financing activities in future periods.

Cash Requirements

Actual capital expenditures and future planned capital expenditures for property, plant, and equipment additions, including environmental projects and new generation, and nuclear fuel are as follows:

Capital Expenditures For the years ended September 30 (in millions)
	Actual		Estimated Capital Expenditures(1)
	2026		2027	2028	2029	2030	2031
Capacity expansion expenditures	$2,107		$1,817	$2,445	$2,253	$1,972	$1,727
Environmental expenditures(2)	128		212	150	76	61	26
Nuclear fuel	1,057		348	364	605	848	545
Transmission expenditures	806		768	742	832	896	644
Other capital expenditures(3)	829		1,060	1,016	839	845	835
Total capital expenditures	$4,927	(4)	$4,205	$4,717	$4,605	$4,622	$3,777
Notes
(1)  Currently, TVA expects to utilize a combination of Bonds, other financings, or potentially additional power revenues through power rate increases to meet its ongoing operational liquidity needs while making planned capital investments. TVA may also receive funding by filing for credits available under the IRA, by applying for grants or other funding available under the BIL, from other federal funding opportunities, or from other third-party financing arrangements. Estimated capital expenditures only include expenditures that are currently planned.  Additional expenditures may be required, among other things, for TVA to meet growth in demand for power in its service area or to comply with new environmental laws, regulations, or orders.
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
(4) The numbers above include the change in construction in progress and nuclear fuel expenditures of $845 million included in Accounts payable and accrued liabilities and Other long-term liabilities.

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

TVA has certain obligations and commitments to make future payments, including contracts executed in connection with certain of the planned construction expenditures.  TVA estimates total commitments and contingencies at September 30, 2026, are approximately $6.2 billion for the year ended September 30, 2027, and $60.3 billion for the years thereafter, of which $4.5 billion and $32.5 billion, respectively, are set forth in the table below. See Note 9 — Leases, Note 12 — Variable Interest Entities, Note 15 — Debt and Other Obligations, Note 21 — Benefit Plans, and Note 23 — Commitments and Contingencies for the obligations and commitments attributable to leases, VIEs and membership interests of VIEs subject to mandatory redemption, debt and leaseback obligations, the retirement plan, and unconditional purchase obligations, respectively, for remaining amounts.

Other Commitments and Contingencies Payments due for the years ending September 30 (in millions)
	2027	2028	2029	2030	2031	Thereafter	Total
Interest payments relating to debt(1)	$1,082	$1,046	$1,021	$1,017	$897	$10,870	$15,933
Interest payments relating to debt of VIEs	193	194	189	186	182	2,520	3,464
Interest payments relating to membership interests of VIEs subject to mandatory redemption	1	1	1	1	1	—	5
Purchase obligations
Power(2)	619	317	287	205	164	988	2,580
Fuel(3)	1,845	1,505	981	876	719	5,486	11,412
Other(4)	737	331	321	152	132	1,867	3,540
Total	$4,477	$3,394	$2,800	$2,437	$2,095	$21,731	$36,934
Notes
(1) Includes the effects of interest rate derivatives employed to manage interest rate risk.
(2) Includes commitments for energy and/or capacity under power purchase agreements ("PPAs") from hydroelectric, diesel, renewable, and gas-fired facilities, as well as transmission service agreements to support purchases of power from the market. Certain PPAs are accounted for as leases and have lease and non-lease components. For these contracts, the lease component is included in lease obligations (see Note 9 — Leases), and the non-lease component is included in power purchase obligations in the table above. For PPA contracts containing a lease component that have not commenced, the entire commitment amount is included in the table above.
(3) Includes commitments to purchase nuclear fuel, coal, and natural gas, as well as related transportation and storage services.
(4) Primarily includes battery storage contracts, long-term service contracts, contracts that contain minimum purchase levels for the purchase of limestone along with related storage and transportation, and contractual obligations related to TVA's load control program.

EnergyRight® Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. Depending on the nature of the energy-efficiency project, loans may have a maximum term of 10 years. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. At September 30, 2026, the total carrying amount of the loans receivable, net of discount, was $58 million. Such amounts are not reflected in the Other Commitments and Contingencies table above. The total carrying amount of the financing obligation was $66 million at September 30, 2026. See Note 10 — Other Long-Term Assets and Note 13 — Other Long-Term Liabilities for additional information.

Key Initiatives and Challenges

Capacity

TVA is focused on building an American energy future — one that provides energy security and national security while providing affordable and reliable power, being a responsible steward of the environment, and supporting economic development. To meet these objectives, new capacity will be needed to support load growth and replace expiring and end-of-life capacity. Gas expansion serves broad system needs, with the ability to provide firm, dispatchable capacity, economic energy, and system flexibility. TVA's storage expansion continues, driven by both battery storage and the potential for additional pumped storage. In addition, TVA is committed to advancing new nuclear technologies, including small modular reactors ("SMRs"), and expanding solar in a complementary manner while continuing to pursue energy efficiency deployment and demand response program growth. TVA is also exploring projects aimed at improving the efficiency of current generating units, which could lead to increased capacity.

TVA issued a request for proposal ("RFP") in 2025 for up to 2,250 MW of new build energy resources for potential PPAs. Energy resources that may participate in this RFP are utility-scale natural gas, battery energy storage systems ("BESS"), solar plus BESS, and solar for commercial operations by CY 2031. TVA is currently evaluating proposals related to the 2025 RFP and plans to issue awards in 2027. In 2026, TVA issued a Request for Information (“RFI”) as part of the Expedited Resource Addition Study, seeking new build offers to meet near term generation and resource adequacy needs for commercial operations before CY 2032. In addition, TVA issued an RFP in 2026 for new build resources with a focus on dispatchable capacity, including natural gas and battery storage, for commercial operations by CY 2032. TVA is currently evaluating proposals related to the RFI and the 2026 RFP and plans to issue awards in 2027 and 2028, respectively.

    Natural Gas-Fired Units. TVA is constructing a 1,450 MW combined cycle plant at its Cumberland site. Pre-commercial plant operations began on three of four generators during 2026 and the fourth generator in the first quarter of 2027. The plant is expected to be operational by the end of CY 2026. As of September 30, 2026, TVA had spent $2.0 billion on this project, and expects to spend an additional $92 million through CY 2026.

To operate the Cumberland Combined Cycle Plant, TVA has contracted for the transportation of gas from a gas pipeline that was constructed. To construct the pipeline, the pipeline company, Tennessee Gas Pipeline Company, L.L.C. (“Tennessee Gas”), obtained permits from various state and federal agencies and a certificate of public convenience and necessity from the Federal Energy Regulatory Commission (“FERC”). Challenges to two permits were brought in the United States Court of

Appeals for the Sixth Circuit ("Sixth Circuit"), and on October 11, 2024, the Sixth Circuit issued orders staying the permits until the court could review the merits of these cases. On April 4, 2025, the Sixth Circuit denied the petitions for review in both cases, and on April 15, 2025, the Sixth Circuit lifted the temporary stay. The United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") heard oral arguments on the merits on March 4, 2025, and on September 30, 2025, the D.C. Circuit issued an opinion upholding FERC's decision to issue the certificate of public convenience for the pipeline. See Note 23 — Commitments and Contingencies — Legal Proceedings — Case Involving Alleged Violations of Clean Air Act at Cumberland for a discussion of another lawsuit involving this project.

TVA is constructing the Kingston Gas Plant ("KIG") which is a 1,500 MW combined cycle and aeroderivative plant that is expected to be operational by the end of CY 2028. As of September 30, 2026, TVA had spent $2.4 billion on this project and expects to spend an additional $432 million through CY 2028. See Note 23 — Commitments and Contingencies — Legal Proceedings for a discussion of legal proceedings involving KIG.

To operate KIG, TVA has contracted for the transportation of gas from a gas pipeline that was constructed. To construct the pipeline, the pipeline company, East Tennessee Natural Gas, LLC, obtained permits from various state and federal agencies and a certificate of public convenience and necessity from FERC. See Note 23 — Commitments and Contingencies — Legal Proceedings — Challenge to Kingston Construction Permit for information about a challenge to the KIG construction permit.

TVA is constructing a 500 MW New Caledonia simple cycle CT project on TVA land following the completion of environmental reviews under the National Environmental Policy Act ("NEPA") and other applicable laws. The draft Environmental Impact Statement ("EIS") for New Caledonia was made available for public comment in July 2024, the final EIS was published in January 2025, and TVA documented its final decision with the Record of Decision on February 13, 2025. As of September 30, 2026, TVA had spent $565 million on the New Caledonia project and could spend up to an additional $300 million.

TVA is constructing a 200 MW aeroderivative CT project at TVA's Allen site following the completion of environmental reviews under NEPA and other applicable laws. TVA published the final EIS and documented its the Record of Decision in 2025. In addition, an approved construction air permit was received in December 2025. As of September 30, 2026, TVA had spent $307 million on the project at Allen and could spend up to an additional $124 million.

TVA is planning to construct a 350 MW project at TVA's Lagoon Creek site for four additional CTs. TVA completed an EIS for 16 units at the site prior to construction of the currently operational 12 units, and in December 2025, TVA deemed that the existing EIS fulfilled NEPA requirements for the additional CTs. As of September 30, 2026, TVA had spent $98 million on the project at Lagoon Creek and could spend up to an additional $572 million.

In August 2026, the TVA Board approved 1,550 MW of natural gas generation targeted to be online in 2032, contingent on the successful completion of environmental reviews under NEPA and other applicable laws. As of September 30, 2026, TVA had spent $463 million on long-lead-time equipment associated with previously approved projects, which will now be utilized in connection with the project. TVA could spend up to an additional $3.1 billion on this project.

Nuclear. TVA is supporting the exploration and potential development of a diverse range of advanced nuclear technologies. TVA continues to evaluate these nuclear technologies for potential deployment by third parties across TVA's seven-state region, as directed by the TVA Board. TVA is working with third parties and other parts of the federal government to determine ways that TVA - consistent with the TVA Act, the Federal Power Act, and other TVA guiding requirements - can help advance the deployment of new nuclear technologies and develop the supply chains, delivery models, and industry that can unleash American energy and help provide energy security for the nation.

Small Modular Reactors. In December 2019, TVA became the first utility in the nation to successfully obtain approval for an early site permit from the Nuclear Regulatory Commission ("NRC") to potentially construct and operate SMRs at TVA’s Clinch River Site. The permit is valid through 2039 and therefore provides TVA flexibility to either construct an asset based on TVA's projected energy needs and regional economic factors, or leverage the permit to support third parties who desire to build and own commercial projects on the site. In 2021, TVA initiated a Programmatic EIS ("PEIS") that evaluated a variety of alternatives for a proposed advanced nuclear technology park at the Clinch River Site and will provide additional flexibility for future decision making. The Record of Decision was signed in 2022. In the second quarter of 2025, TVA requested public comment on a draft Supplemental EIS that addresses the potential environmental effects associated with site preparation, construction, operation, and decommissioning of one SMR at the Clinch River Site, and in April 2026, the final Supplemental EIS was issued. In May 2025, TVA submitted a construction permit application to the NRC for an SMR at the Clinch River Site. The NRC accepted the application for review in July 2025 and approved the application in September 2026 although TVA has not yet decided whether to construct a reactor at the site. Any path forward will be guided by TVA's commitment to reliable service, affordability for customers, sound financial stewardship, and compliance with all regulatory and environmental requirements. In addition, TVA is working with third parties to determine ways that TVA - consistent with the TVA Act, the Federal Power Act, and other TVA guiding requirements - can help advance the deployment of new nuclear technologies including SMRs at other TVA-owned properties.
The TVA Board previously approved $350 million to support the exploration of advanced reactor technology options under the New Nuclear Program, which established a systematic roadmap for TVA's exploration of advanced nuclear technology.

TVA had spent $290 million under this program as of September 30, 2026. The New Nuclear Program expired on September 30, 2026, but in August 2026, the TVA Board approved the elimination of the $350 million funding cap, with future funding related to the development of advanced reactors beyond the end of 2026 being approved through the typical budgeting process, provided that the expenditures are consistent with the principles established in the New Nuclear Program.

TVA and a consortium of co-applicants applied for a U.S. Department of Energy ("DOE") grant to support the future development of a small modular reactor at TVA's Clinch River Site and, in December 2025, were selected by the DOE to enter negotiations for a grant to accelerate the deployment of SMRs. See Funding Opportunities below. In December 2022, TVA entered into a multi-party collaborative arrangement to advance the global deployment of the GE Vernova Hitachi Nuclear Energy ("GVH") BWRX-300 SMR. While TVA is supporting this agreement, GVH is responsible for standard design development. See Note 22 — Collaborative Arrangement for additional information. See also New Nuclear Partnerships below.

As of September 30, 2026, TVA had spent $381 million to date on work regarding SMRs, including work to complete the early site permit application for the Clinch River Site and work associated with the New Nuclear Program above. Of these amounts, TVA had been reimbursed $40 million. Additional expenditures will depend on TVA's involvement in future project development. Any decision to construct any reactor, advanced or otherwise, would require approval by the TVA Board.

Nuclear Fleet License Extensions. Subject to the completion of all appropriate environmental reviews, TVA is seeking to renew nuclear generation units' licenses for an additional 20 years. An SLR application was approved by the NRC in December 2025 for the three units at Browns Ferry Nuclear Plant, and as of September 30, 2026, TVA had spent $38 million to support the SLR of the three units at Browns Ferry. In addition, a license renewal application is expected to be submitted to the NRC in the second quarter of 2027 for the two units at Watts Bar. As of September 30, 2026, TVA had spent $19 million to support the initial license renewal of the two units at Watts Bar and expects to spend an additional $21 million.

New Nuclear Partnerships. TVA is actively working with groups to seek to bring advanced nuclear technologies to the Tennessee Valley, and is seeking to determine ways that TVA - consistent with the TVA Act, the Federal Power Act, and other TVA guiding requirements - can help third parties, commercial interests, and other parts of the federal government advance the deployment of new nuclear technologies. TVA may support various third parties in a variety of ways. In 2025, TVA signed a PPA to purchase up to 50 MW of electricity from the Kairos Power Hermes 2 Plant in Oak Ridge, Tennessee. The capacity is anticipated to come online as early as 2030. In 2025, TVA and ENTRA1 Energy signed an agreement to explore the potential development of plants that could provide TVA with up to 6 gigawatts of new nuclear power generation in TVA's seven-state region through the deployment of six ENTRA1 Energy Plants utilizing NuScale's SMR technology. TVA is also supporting the development of Type One Energy's stellarator fusion machine, Infinity One, at TVA's Bull Run Energy Complex ("BREC"). In 2025, TVA and Type One Energy executed a service contract under which TVA's Power Service Shops will develop custom welding and fabrication techniques to support future manufacturing of components for Type One's project. TVA has also signed an agreement with Oklo Inc. to explore the feasibility of recycling TVA’s used fuel at the company’s planned facility in Oak Ridge, Tennessee, and pathways for TVA or beneficial consumers to purchase energy from Oklo Inc.’s proposed SMRs.

Coal-Fired Fleet. In February 2026, TVA published final supplemental EISs with the preferred alternatives of continued
operations of KIF and CUF in conjunction with the other capacity projects being constructed at the Kingston and Cumberland sites.

In addition, in February 2026, the TVA Board separately authorized TVA, at the direction and discretion of the Chief Executive Officer ("CEO"), to operate KIF and CUF in accordance with all applicable laws and regulatory requirements, including all requirements imposed by any applicable permits, and directed TVA staff to apply for any permits that may be applicable for TVA to continue to operate the coal units along with the new gas units. In March 2026, TVA submitted requests to the Tennessee Department of Environment and Conservation (“TDEC”) for modifications of the National Pollutant Discharge Elimination System permits for KIF and CUF that would allow continued operations past December 31, 2028. In May 2026, TVA submitted an initial Prevention of Significant Deterioration (“PSD”) permit application for the new gas units at the Cumberland site, and TVA is developing a PSD permit application for the new gas units at the Kingston site. TVA will need to obtain these PSD permits in order to operate the coal units along with the new gas units in the absence of regulatory relief. See Note 23 — Commitments and Contingencies — Legal Proceedings for a discussion of legal proceedings involving CUF, CUG, KIF, and KIG.

Hydroelectric Pumped-Storage. New hydroelectric pumped-storage is one of several technologies that TVA is exploring to help meet peak demands and allow more baseload generation while ensuring the reliability and resiliency of the grid. In 2023, TVA announced sites for a potential future pumped-storage facility. In May 2025, a draft EIS was made available for public comment and the final EIS was published in November 2025. TVA is continuing to evaluate the potential project.

Battery Energy Storage. During 2026, TVA signed three battery energy storage system agreements which are expected to commence on or before the summer of 2029. The terms of the agreements are 20 years, and capacity payments over the terms of the agreements are expected to total over $1.8 billion.

Solar. In November 2022, the TVA Board approved the opportunity for TVA to explore the development of an additional utility-scale solar project, contingent on successfully completing environmental reviews under NEPA and other applicable laws and obtaining the necessary state permits. The project would utilize TVA land, deploying a solar cap system on the closed CCR facility at the TVA Shawnee Fossil Plant ("Shawnee") in Paducah, Kentucky. As of September 30, 2026, TVA had spent $221 million on the project and expects to spend an additional $41 million through 2029. The project's capacity is 99 MW; however, there is an estimated maximum of 96 MW that will be available for distribution due to interconnection limits.

Cost Reduction Initiatives

TVA must continue to drive efficiencies and cost savings across the enterprise to provide low-cost, reliable power, while funding the capital investment needed to meet growing demand. TVA has undertaken a cost optimization initiative designed to reduce planned cost increases by approximately $950 million during the three-year period from 2024 to 2026. TVA met its reduction targets for 2024, 2025, and 2026.

This effort has evolved into an Enterprise Transformation Program ("ETP") designed to enable TVA to deliver at least
$500 million of sustainable reductions to planned cost increases in 2026 and beyond to support future fleet investments needed to meet growing demand. TVA's ETP is focused on improving financial health, enhancing asset performance, automating processes, optimizing third-party spend through supply chain, and making the workforce more efficient. As part of these efforts, certain employees are eligible for severance payments. See Note 3 — Restructuring. The organizational design efforts associated with the ETP were complete as of September 30, 2025.

Funding Opportunities

TVA continues to evaluate and pursue funding opportunities under the IRA and the BIL to help offset the cost of qualifying projects. In many cases, TVA is directly or indirectly eligible to seek BIL funded opportunities through agency-sponsored and implemented funding opportunities. This exploration does not guarantee that TVA or its partners will receive funds. The IRA makes certain tax-exempt entities, including TVA, eligible for a direct-pay option for certain tax credits for zero-emission energy projects or generation. Obtaining these credits requires TVA to meet certain requirements, to submit tax returns to the Internal Revenue Service ("IRS"), and to retain adequate books and records to support its filings. For TVA to receive credits under the IRA direct pay provision on eligible projects beginning construction on or after January 1, 2026, TVA will be required to meet domestic content requirements, unless a cost or availability exception can be established. At September 30, 2026, the carrying amount of the Accounts receivable, net related to these tax credits was $116 million, and TVA had received $338 million related to these credits during the year ended September 30, 2026.

In October 2024, a TVA-led coalition that includes LPCs was selected by the DOE to enter negotiations for the Grid Resilience and Innovation Partnerships grant. This $250 million grant, of which TVA would receive approximately 70% for TVA projects, would provide funds for more than 70 TVA and LPC transmission and distribution projects that are designed to increase grid capacity and mitigate extreme weather risks. The current phase is focused on concluding negotiations around terms and conditions and aligning on implementation and compliance processes for the award.

In 2025, TVA and a consortium of co-applicants applied for a DOE grant to support the potential development and future deployment of an SMR at TVA’s Clinch River Site. The potential development and any future deployment of an SMR at the Clinch River Site are subject to TVA Board approval. TVA is following a structured planning process that advances the Clinch River project in phases at which the TVA Board will evaluate and consider approving any next steps. This funding could support not only the deployment of this first-of-a-kind technology, but also help establish the supply chain for advanced nuclear and support future deployment of the reactor across the United States. In December 2025, TVA and the consortium were selected by the DOE to enter negotiations for an approximate $400 million grant to accelerate the deployment of SMRs. In August 2026, DOE increased the award amount by an additional $250 million. The TVA led consortium will establish the fund allocations for the additional $250 million, and all spending associated with this incremental funding will be subject to the terms and conditions established through negotiations for the original $400 million award.

In June 2026, DOE selected TVA's CUF application to enter negotiations under the Restoring Reliability: Coal Recommissioning and Modernization federal grant program. Those negotiations were successfully completed, and the agreement was executed in September of 2026. Under the agreement, DOE will provide $46 million in federal funding, while TVA will contribute a cost share of $70 million, resulting in a total project investment of $116 million.

In September 2026, DOE selected TVA to enter into negotiations for up to $80 million under the Speed to Power through Accelerated Reconductoring and Other Key Advanced Transmission Technology Upgrades initiative. Upon successful completion of negotiations, TVA would become eligible to receive the federal funding. TVA anticipates contributing approximately $80 million towards this effort, resulting in a total potential investment of approximately $160 million.

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

During the IRP process, TVA, with input from stakeholders and the public, considered a wide range of future scenarios, various business strategies, and a diverse mix of power-generation resources to build on TVA's existing asset portfolio. The IRP study results show:

•New capacity is needed in all scenarios to support load growth or replace expiring and end-of-life capacity.
•Firm, dispatchable technologies are needed to ensure system reliability throughout the year.
•Gas expansion serves broad system needs, with the ability to provide firm, dispatchable capacity, economic energy, and system flexibility.
•Storage expansion continues, driven by both battery storage and the potential for additional pumped storage.
•New nuclear technologies, with continued advancements, can support load growth and reduce fuel volatility and regulatory risks.
•Solar expansion plays a complementary role, meeting customer needs and providing economic energy.
•Energy efficiency deployment reduces energy needs, particularly between now and 2040, and demand response programs grow with the system and the use of smart technologies.

In May 2023, TVA issued a Notice of Intent to initiate development of a new IRP and associated Programmatic EIS. TVA published a draft IRP and EIS in September 2024 and received public comments on these draft documents. In June 2026, TVA made available the Preliminary Final 2026 IRP and its associated EIS for public review and comment with public comments accepted through July 22, 2026. The Preliminary Final 2026 IRP reflects updated assumptions to align with changes in the electric utility industry. The TVA Board approved the recommendations outlined in the 2026 IRP at its August 2026 meeting.

Fiber Optic Network

In 2017, the TVA Board authorized up to $300 million to be spent over the next 10 years, subject to annual budget availability and necessary environmental reviews, to build an enhanced fiber optic network that will better connect TVA's operational assets. Fiber is a vital part of TVA's modern communication infrastructure. The new fiber optic lines will improve the reliability and resiliency of the generation and transmission system while enabling the system to better accommodate distributed energy resources ("DER") as they enter the market. As of September 30, 2026, TVA had spent $287 million on installation of the fiber optic lines and expects to spend an additional $13 million through 2027.

System Operations Center

A new system operations center was built to accommodate a new energy management system and adapt to new regulatory requirements, improve reliability, improve physical security from the previous center, and be flexible to help accommodate operational growth requirements. Construction of the facility was completed in 2025, and the facility became fully operational in June 2026. As of September 30, 2026, TVA had spent $329 million on the project.

Energy Management System

A new energy management system was approved by the TVA Board to modernize TVA's grid operations and communications infrastructure. As of September 30, 2026, the project was substantially complete and the system was operational. The new system enhances TVA's ability to monitor, analyze, and control the power system in real time, supports reliable and secure grid operations, and establishes a modern platform for future system growth and operational needs. As of September 30, 2026, TVA had spent $106 million on the project.

Coal Combustion Residuals

    Coal Combustion Residuals Facilities. TVA is pursuing a programmatic approach to address environmental impacts related to the previous storage, use, and disposal of its CCR in accordance with applicable law (“CCR Program”). Under the CCR Program, TVA performed stability remediation of all at-risk facilities, completed the conversion of all operational coal-fired plants to dry CCR storage, and ceased operation of wet CCR storage facilities.

    Dry generation and dewatering projects. TVA has accomplished the conversion from wet to dry handling of CCR materials with the completion of dry generation and/or dewatering projects at BREC, CUF, Gallatin Fossil Plant ("Gallatin"), KIF, and Shawnee.

    Landfills. TVA has made strategic decisions to build and maintain lined and permitted dry storage facilities on TVA-owned property at some TVA locations, enabling these facilities to generate CCR beyond existing dry storage capacity. Lined and permitted landfills are operational at BREC, Gallatin, KIF, and Shawnee. TVA received a State of Tennessee permit for the construction and operation of a new lined landfill at Gallatin, and construction started in 2022. TVA received a State of Tennessee permit for a new lined landfill at CUF in 2023, and TVA is reviewing the need to proceed with construction. Construction of additional lined and dry permitted storage facilities may occur to support future business requirements.

    CCR facilities closures. TVA is working to close CCR facilities in accordance with federal and state requirements. Closure project schedules and costs are driven by the selected closure methodology (such as closure-in-place or closure-by-

removal) and associated regulatory requirements. Through implementation of applicable state and federal requirements, TVA anticipates that the predominant closure methodology for its CCR units is closure in place. TVA issued a PEIS in June 2016 that programmatically evaluated the closure of CCR impoundments at TVA's coal-fired plants. TVA issued its associated Record of Decision in July 2016. The PEIS assessed the potential environmental effects associated with various modes of impoundment closures and through subsequent NEPA documents specifically evaluated and addressed closure methods at 10 impoundments. TVA subsequently decided to close those impoundments. The method of final closure for each of these facilities will depend on various factors, including approval by appropriate regulators and applicable closure requirements of state and federal regulations. Additional site-specific NEPA studies will be conducted, as warranted, as other facilities are considered for closure. See Note 14 — Asset Retirement Obligations.

    Groundwater monitoring. EPA published a final rule governing CCR in 2015 ("2015 CCR Rule" and, as subsequently amended, "CCR Rule"). Compliance with the CCR Rule requires implementation of a groundwater monitoring program and ongoing analysis. In compliance with the CCR Rule, TVA published the results of the 2025 groundwater testing at its CCR facilities during the second quarter of 2026. Similar to prior years, the tests identified certain CCR units with constituents at statistically significant levels above site-specific groundwater protection standards. TVA has completed assessments of corrective measures ("ACM"), which analyzes the effectiveness of potential corrective actions, and has published ACM reports to its CCR Rule Compliance Data and Information website. Based on the results of the ACM, TVA is required to select a remedy as soon as feasible. TVA has selected remedies for two of its plants: a groundwater pump and treat system at the Allen East Ash Disposal Area and monitored natural attenuation at Shawnee. TVA continues to investigate and evaluate remedies for its other plants and will continue posting semi-annual progress reports on the status of remedy selection until final remedies are selected, consistent with applicable requirements. The cost of these final remedies cannot reasonably be predicted until investigations and evaluations are complete and remedial methods are selected.

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

As of September 30, 2026, TVA had spent approximately $3.7 billion on its CCR Program. Through 2031, TVA expects to spend an additional $2.0 billion on the CCR Program. Estimates for these amounts and costs after 2031 may change depending on the final closure method selected for each facility. While the conversion portion of the CCR Program is completed, TVA will continue to undertake CCR closure and storage projects, including building new landfill cells under existing permits and closing existing cells once they reach capacity.

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

On February 10, 2026, EPA published a final rule that provides additional time to complete facility evaluation reporting requirements for identifying CCRMU and to comply with associated groundwater monitoring provisions. In addition, this final rule makes conforming changes to the remaining CCRMU compliance requirements and deadlines. See also Note 14 — Asset Retirement Obligations.

In addition, on April 13, 2026, EPA issued a proposed rule that would revise existing federal CCR regulations.
Specifically, EPA proposed, among other things, changes to the regulations that could authorize permitting authorities to approve alternative closure standards, timelines, methods, and points of compliance. TVA submitted comments to the EPA on the proposed rule, sharing applicable data to inform the final rule making. The proposed rule has not been finalized, and TVA is evaluating the potential impact of the proposed rule. See Part I, Item 1, Business — Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals.

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

Ratemaking

In August 2026, the Board approved changes to TVA's wholesale rate structure, including the power rate schedules for data centers. These changes were effective October 1, 2026, and will be phased in through 2029. Further, TVA established the Capacity Commitment Charge for new and expanding data center loads above 5 MW to cover the incremental capacity costs of data center demands. These changes, which are aligned with the recently signed Ratepayer Protection Pledge, help increase transparency, support grid reliability, enable sustainable economic growth, and protect existing customers from cost shifting and rising rates.

Real Property Portfolio

TVA engages in ongoing Tennessee Valley-wide real property portfolio evaluations of buildings, structures, and land as part of the strategic real estate program, which focuses on reducing cost, right-sizing the portfolio, and aligning real estate holdings with TVA's strategic direction. TVA is evaluating its use of the Chattanooga Office Complex. In February 2025, the TVA Board voted to surplus the Missionary Ridge and Blue Ridge buildings at the Chattanooga Office Complex, subject to CEO determination of disposal. TVA is considering alternative uses for these buildings.

Supply Chain and Inflation Pressures

TVA continues to experience supply chain pressures resulting from inflation, tariffs and other trade restrictions, material constraints, and labor availability. These factors have contributed to project delays, limited availability of critical materials, and increased costs for both materials and labor. To help mitigate these risks, TVA actively manages its supply chain through strategic contracting, demand management strategies, and proactive supplier engagement and support. While most tariff-related impacts have been minor to date, prolonged or project-specific tariffs could have more significant long-term effects. TVA anticipates that inflationary and tariff pressures will persist into 2027. Although these challenges have been managed with limited disruption to business operations thus far, continued or escalating pressures could result in more substantial operational impacts and increased pressure on power rates.

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

Cybersecurity. TVA operates in a highly regulated environment with respect to cybersecurity. TVA's cybersecurity program aligns or complies with the Federal Information Security Modernization Act, the NERC Critical Infrastructure Protection requirements, and the NRC requirements for cybersecurity, as well as industry best practices. As part of the U.S. government, TVA coordinates closely with the U.S. Department of Homeland Security's Cybersecurity and Infrastructure Security Agency ("CISA"). CISA serves as the primary federal agency assisting entities in defending against cyber threats and securing critical infrastructure, including coordinating responses across public and private sectors.

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

See Part I, Item 1C, Cybersecurity for a description of TVA's cybersecurity program and integrated risk management process. See also Part I, Item 1A, Risk Factors — Cybersecurity and Information Technology Risks — TVA's facilities and information infrastructure may not operate as planned due to cyber attacks on TVA's assets and operations.

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

TVA believes that its most critical accounting estimates relate to asset retirement obligations ("AROs"), fair value measurements, and pension and other post-retirement benefits.

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

    Nuclear Decommissioning. Decommissioning cost studies are updated for each of TVA's nuclear unit's long-lived assets at least every five years. At September 30, 2026, the estimated future nuclear decommissioning cost recognized in the financial statements was $3.0 billion and was included in AROs, and the unamortized regulatory liability related to nuclear decommissioning ARO costs of $144 million was included in Regulatory liabilities. See Note 11 — Regulatory Assets and Liabilities.

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

    The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. A 10 percent change in TVA's forecasted costs for nuclear decommissioning activities at September 30, 2026, would have affected the liability by approximately $296 million.

    Non-Nuclear Decommissioning. At September 30, 2026, the estimated future non-nuclear decommissioning cost recognized in the financial statements was $6.0 billion and was included in AROs, and the unamortized regulatory asset related to non-nuclear decommissioning ARO costs of $5.2 billion was included in Regulatory assets.  See Note 11 — Regulatory Assets and Liabilities — Non-Nuclear Decommissioning Costs.

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

Technology and Regulation – Changes in technology and experience as well as changes in regulations regarding non-nuclear decommissioning could cause cost estimates to change significantly. TVA's cost estimates generally assume current technology and regulations. In April 2015, EPA published its final rule governing CCR, which regulates landfill and impoundment location, design, and operations; dictates certain pond-closure conditions; and establishes groundwater monitoring and closure and post-closure standards. On May 8, 2024, EPA published its Legacy CCR Rule, which expands the scope of the existing regulatory requirements of the 2015 CCR Rule to include two additional classes of units: Legacy SIs and CCRMUs. As a result of the enactment of the final rule, during 2024, TVA recorded additional estimated AROs of $3.1 billion and recorded a corresponding regulatory asset of $3.1 billion due to these AROs being associated with closed sites and asset retirement costs having been fully depreciated. In 2025, TVA recorded a net decrease of $500 million in the AROs related to the final Legacy CCR Rule for updated cost estimates. On February 10, 2026, the Environmental Protection Agency ("EPA") published a final rule that extended key compliance deadlines within federal regulations for the disposal of CCRs. The final rule, entitled Hazardous and Solid Waste Management System: Disposal of Coal Combustion Residuals from Electric Utilities; CCR Management Unit Deadline Extension Rule, provides additional time to meet facility evaluation requirements and associated groundwater monitoring provisions and compliance deadlines for existing and potential CCR units. TVA recorded a decrease of $146 million to the ARO liability as a result of the enactment of the final rule. TVA continues to evaluate the impact of the rule on its operations, including cost and timing estimates of related projects.  As a result, further adjustments to its ARO liabilities may be required as estimates are refined.

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

    The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in the discount or escalation rates, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. A 10 percent change in TVA's forecasted costs for non-nuclear decommissioning activities at September 30, 2026, would have affected the liability by approximately $605 million.

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

Sources of Market Assumptions.  TVA derives its financial instrument market assumptions from market data sources (e.g., Chicago Mercantile Exchange and Moody's).  In some cases, where market data is not readily available, TVA uses comparable market sources and empirical evidence to derive market assumptions and determine a financial instrument's fair value.

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

All derivative instruments are analyzed individually and are subject to unique risk exposures.  The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2026.

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

Pension and Other Post-Retirement Benefits

    TVA sponsors a defined benefit pension plan that is qualified under section 401(a) of the Internal Revenue Code and covers substantially all of its full-time annual employees hired prior to July 1, 2014. TVARS, a separate legal entity governed by its own board of directors (the "TVARS Board"), administers the qualified defined benefit pension plan. TVA also provides a SERP to certain executives in critical positions, which provides supplemental pension benefits tied to compensation levels that exceed limits imposed by IRS rules applicable to the qualified defined benefit pension plan. In July 2025, the SERP was amended so that participants will cease accruing new benefits on September 30, 2025. However, participants will continue to be entitled to receive benefits earned and accrued through September 30, 2025. Additionally, TVA provides post-retirement health care benefits for most of its full-time employees who reach retirement age while still working for TVA.

    TVA's pension and other post-retirement benefits contain uncertainties because they require management to make certain assumptions related to TVA's cost to provide these benefits. Numerous factors are considered including the provisions of the plans, changing employee demographics, various actuarial calculations, assumptions, and accounting mechanisms.

Certain key actuarial assumptions critical to the pension and postretirement accounting estimates include expected long-term rate of return on plan assets, discount rates, projected health care cost trend rates, COLAs, and mortality rates. Every five years, a formal actuarial experience study that compares assumptions to the actual experience is conducted. Additional ad-hoc experience studies are performed as needed to review recent experience and validate recommended changes to the actuarial assumptions used based upon TVA's last experience study in 2023. See Note 21 — Benefit Plans for explanations of changes in assumptions and estimates.

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

    A higher expected rate of return assumption decreases the net periodic pension benefit costs, whereas a lower expected rate of return assumption increases the net periodic pension benefit cost. The plan's actual rate of return for 2026 was 1.87 percent compared to the assumption of 6.50 percent. The difference between the expected and actual return on plan assets resulted in an actuarial loss of $339 million that is recognized as an increase in the related regulatory asset and an increase in the pension benefit obligation at September 30, 2026.

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

    The discount rate is somewhat volatile because it is determined based upon the prevailing rate of long-term corporate bonds as of the measurement date. A higher discount rate decreases the plan obligations and correspondingly decreases the net periodic pension and net post-retirement benefit costs for those plans where actuarial losses are being amortized. Alternatively, a lower discount rate increases net periodic pension and net periodic post-retirement benefit costs. The discount rates used to determine the pension and post-retirement benefit obligations were 6.59 percent and 6.69 percent, respectively, at September 30, 2026.

    Health Care Cost Trends. In establishing health care cost trend rates for the post-retirement obligation, TVA reviews actual recent cost trends and projected future trends considering health care inflation, changes in health care utilization, and changes in plan benefits and premium experience. The pre-Medicare eligible per capita claims costs and per capita contributions trend rates were both reset to the initial rate of 9.00 percent, declining 0.50 percent for the next three years, and 0.25 percent per year thereafter until they reach the ultimate trend rate of 5.00 percent in 2040. The post-Medicare current health care cost trend rate is zero percent through 2028, reaching the ultimate rate of 4.00 percent in 2029. TVA recognized a

$47 million actuarial loss primarily to reflect changes in the observed and anticipated pre-Medicare per capita claims costs and contributions. The net actuarial losses from health cost trends and observed and anticipated plan experience are recognized as a decrease in the related regulatory liability and an increase in the post-retirement obligation at September 30, 2026.

    Cost of Living Adjustments. COLAs are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase.  COLA assumptions are based on the long-term expected future rate of inflation, which is based on the capital market outlooks, economic forecasts, and the Federal Reserve policy. See Note 21 — Benefit Plans — Plan Assumptions — Cost of Living Adjustment for further discussion on the calculation of the COLA.  The actual COLA for CY 2026 was 2.50 percent. The CY 2027 COLA is assumed to be 2.98 percent, and for years thereafter the COLA is assumed to be 2.00 percent. A higher COLA assumption increases the pension benefit obligation whereas a lower COLA assumption decreases the obligation. The actual CY COLA and the long-term COLA assumption are used to determine the benefit obligation at September 30 and the net periodic benefit costs for the following fiscal year.

Mortality. TVA's mortality assumptions are based upon actuarial projections in combination with actuarial studies of the actual mortality experience of TVARS's pension and post-retirement benefit plan participants taking into consideration the Society of Actuaries ("SOA") mortality table and projection scales as of September 30, 2026. TVA continues to monitor the availability of updates to mortality tables, longevity improvement scales, and mortality reviews and experience studies to consider whether these updates should be reflected in the current year mortality assumption. TVA adopted a modified version of the MP-2021 mortality improvement scale at September 30, 2026. The change in TVA's mortality assumption resulted in de minimis impacts on both the pension obligation and the post-retirement obligation at September 30, 2026.

    The following tables illustrate the estimated effects of changing certain of the critical actuarial assumptions discussed above, while holding all other assumptions constant and excluding any impact for unamortized actuarial gains and losses:

Sensitivity to Certain Changes in Pension Assumptions (in millions)
Actuarial Assumption	Actual Assumption	Change in Assumption	Impact
Effect on 2026 pension expense:
Discount rate	5.47%	(0.25)%	$10
Expected return on assets	6.50%	(0.25)%	19
COLA	2.00%	0.25%	22

Effect on benefit obligation at September 30, 2026:
Discount rate	6.59%	(0.25)%	$196
COLA	2.00%	0.25%	140

Sensitivity to Changes in Assumed Health Care Cost Trend Rates
	1% Increase	1% Decrease
Effect on total of service and interest cost components for 2026	$3	$(3)
Effect on end-of-year accumulated post-retirement benefit obligation at September 30, 2026	34	(32)

New Accounting Standards and Interpretations

    See Note 2 — Impact of New Accounting Standards and Interpretations for a discussion of recent accounting standards and pronouncements that were issued by the Financial Accounting Standards Board ("FASB"), became effective for TVA, or were adopted by TVA during the presented periods.

Legislative and Regulatory Matters

For additional discussion on legislative and regulatory matters, including a discussion of environmental legislation and regulation, see Part I, Item 1, Business — Environmental Matters, Part I, Item 1, Business — Regulation, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges.

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

Environmental Matters

See Part I, Item 1, Business — Environmental Matters, which discussion is incorporated by reference into this Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities. As of September 30, 2026, TVA had accrued approximately $78 million with respect to Legal Proceedings. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 23 — Commitments and Contingencies — Legal Proceedings, which discussions are incorporated into this Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Risk Governance

    The Enterprise Risk Council ("ERC") is responsible for the highest level of risk oversight at TVA and is also responsible for communicating enterprise-wide risks with policy implications to the TVA Board or a designated TVA Board committee. The ERC is comprised of the Executive Council and the Chief Risk Officer ("CRO"), who acts as Chair. ERC members may invite additional attendees to meetings as non-voting participants. The ERC has also established subordinate committees, consisting of business unit leaders, to assist in the oversight of fuel and power procurement, DER programs and products, security, AI, privacy, and technology risks, and general risk management.

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

Commodity Contract Derivatives. TVA manages risk with commodity contract derivatives for natural gas that require physical delivery of the contracted quantity. An immediate 10 percent decline in the market price of natural gas on both September 30, 2026 and 2025, would have resulted in decreases of less than $1 million in the fair value of TVA's natural gas derivative instruments at these dates.

Commodity Derivatives under the FHP. TVA manages risk with commodity derivatives under the FHP by hedging exposure to the price of natural gas. An immediate 10 percent decline in the market price of natural gas on September 30, 2026 and 2025, would have resulted in a decrease of approximately $120 million and $106 million, respectively, in the fair value of TVA's natural gas derivative instruments under the FHP.

Investment Price Risk

TVA's investment price risk relates primarily to investments in TVA's NDT, ART, pension plan assets, SERP, DCP, and RP.

Nuclear Decommissioning Trust.  The NDT is generally designed to achieve a return in line with overall equity and debt market performance.  The assets of the trust are invested in debt and equity securities, private partnerships, and certain derivative instruments including forwards, futures, options, and swaps, and through these investments the trust has exposure to U.S. equities, international equities, real estate investment trusts, natural resource equities, high-yield debt, domestic debt, U.S. TIPS, treasuries, private real assets, private equity, and private credit strategies.  At September 30, 2026 and 2025, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $415 million and $371 million, respectively.

Asset Retirement Trust.  The ART is presently invested to achieve a return in line with overall equity and debt market performance. The assets of the trust are invested in debt and equity securities, private partnerships, and certain derivative instruments including options, and through these investments the trust has exposure to U.S. equities, real estate investment trusts, natural resource equities, high-yield debt, domestic debt, TIPS, treasuries, private real assets, private equity, and private credit strategies.  At September 30, 2026 and 2025, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $196 million and $173 million, respectively.

Qualified Pension Plan. In 2025, based on current market conditions and updated capital market assumptions, the asset allocation policy was modified to progress towards the goal of reducing risk and volatility in the TVARS investment portfolio. TVARS investments will be reallocated in a prudent manner over time to move toward the new asset allocation targets. The TVARS asset allocation policy for qualified pension plan assets has targets of 68 percent fixed income assets, 20 percent equity assets, and 12 percent real assets. Pursuant to the TVARS Rules and Regulations, any proposed changes in asset allocation that would change TVARS's assumed rate of investment return are subject to the review and veto of the TVA Board.

    As set forth above, the qualified pension plan assets are invested across fixed income, equities, and real assets. The TVARS asset allocation policy includes permissible deviations from target allocations, and action can be taken, as appropriate, to rebalance the plan's assets consistent with the asset allocation policy. At September 30, 2026 and 2025, an immediate 10 percent decrease in the value of the net assets of the fund would have reduced the value of the fund by approximately $825 million and $859 million, respectively.

    Supplemental Executive Retirement Plan. The SERP is a nonqualified defined benefit pension plan similar to those typically found in other companies in TVA's peer group and is provided to selected employees of TVA. TVA's SERP was created to recruit and retain key executives. The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA's qualified defined benefit plan and Internal Revenue Code Section 415 limits on qualified retirement plans. In 2026, the SERP asset allocation policy was modified to reduce risk and volatility in the SERP investment portfolio. The SERP plan assets have been reallocated to the new asset allocation targeting 100 percent cash and cash equivalents. At both September 30, 2026 and 2025, an immediate 10 percent decrease in the value of the SERP investments would have reduced the value of the investments by $10 million. Participants ceased accruing new benefits on September 30, 2025, but continue to be entitled to receive their accrued benefits as calculated on September 30, 2025.

    Deferred Compensation Plan. The DCP is designed to provide participants with the ability to defer compensation to future periods. The plan assists in the recruitment of top executive talent for TVA. As in other corporations, deferred compensation can be an integral part of a total compensation package. Assets currently include deferral balances. The default return on investment of the accounts is interest calculated based on the composite rate of all marketable U.S. Treasury issues. Executives may alternatively choose to have their balances adjusted based on the return of certain mutual funds. At September 30, 2026 and 2025, an immediate 10 percent decrease in the value of the deferred compensation accounts would have reduced the value of the accounts by $3 million and $2 million, respectively.

Restoration Plan. The RP is a nonqualified excess 401(k) plan designed to allow certain eligible employees whose contributions to the 401(k) plan are limited by IRS rules to save additional amounts for retirement and receive non-elective and matching employer contributions. The plan is designed to provide a competitive level of retirement benefits and assist in the recruitment of executive talent for TVA. The default return on investment of the accounts is interest calculated based on the composite rate of all marketable U.S. Treasury issues. Executives may alternatively choose to have their balances adjusted based on the return of certain mutual funds. At both September 30, 2026 and 2025, an immediate 10 percent decrease in the value of the RP accounts would have reduced the value of the accounts by less than $1 million.

Interest Rate Risk

TVA's interest rate risk is related primarily to its short-term investments, short-term debt, long-term debt, and interest rate derivatives.

Investments.  At September 30, 2026, TVA had $1.7 billion of cash and cash equivalents, and the average balance of cash and cash equivalents for 2026 was $1.1 billion.  The average interest rate that TVA received on its short-term investments during 2026 was 3.81 percent. If the rates of interest that TVA received on its short-term investments during 2026 were 2.81 percent, TVA would have received $11 million less in interest from its short-term investments.  At September 30, 2025, TVA had $1.6 billion of cash and cash equivalents, and the average balance of cash and cash equivalents for 2025 was $898 million.  The average interest rate that TVA received on its short-term investments during 2025 was 4.36 percent.  If the rates that TVA received on its short-term investments during 2025 were 3.36 percent, TVA would have received approximately $9 million less in interest from its short-term investments.  In addition to affecting the amount of interest that TVA receives from its short-term investments, changes in interest rates could affect the value of the investments in its NDT, ART, pension plan assets, SERP, DCP, and RP.  See Risk Management Activities — Investment Price Risk above.

Short-Term Debt.  At September 30, 2026, TVA had no short-term borrowings, and the current maturities of power bonds and debt of variable interest entities were $1.1 billion. Based on TVA's interest rate exposure at September 30, 2026, an immediate one percentage point increase in interest rates would have resulted in an increase of $11 million in TVA's short-term interest expense.  At September 30, 2025, TVA had no short-term borrowings, and the current maturities of power bonds and debt of variable interest entities were $1.4 billion.  Based on TVA's interest rate exposure at September 30, 2025, an immediate one percentage point increase in interest rates would have resulted in an increase of $14 million in TVA's short-term interest expense.

Long-Term Debt.  At September 30, 2026 and 2025, the interest rates on all of TVA's outstanding long-term debt were fixed (or subject only to downward adjustment under certain conditions).  Accordingly, an immediate one percentage point increase in interest rates would not have affected TVA's interest expense associated with its long-term debt.  When TVA's long-term debt matures or is redeemed, however, TVA typically refinances debt in whole or in part by issuing additional debt. Accordingly, if interest rates are high when TVA issues this additional debt, TVA's cash flows, results of operations, and financial condition may be adversely affected.  This risk is somewhat mitigated by the fact that TVA's debt portfolio is diversified in terms of maturities and has a long average life.  At September 30, 2026 and 2025, the average life of TVA's debt portfolio was 13.73 years and 13.82 years, respectively.  At September 30, 2026 and 2025, the average interest rate of TVA's debt portfolio was 4.74 percent and 4.87 percent, respectively. See Note 15 — Debt and Other Obligations — Debt Outstanding for a schedule of TVA's debt maturities.

Interest Rate Derivatives. Changes in interest rates also affect the mark-to-market ("MtM") valuation of TVA's interest rate derivatives.  See Note 16 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives. TVA had two interest rate swaps outstanding at both September 30, 2026 and 2025. Net unrealized gains and losses on the swaps are reflected on TVA's Consolidated Balance Sheets in a regulatory liability or asset account, and realized gains and losses are reflected in earnings.  Based on TVA's interest rate exposure at September 30, 2026 and 2025, an immediate one percentage point decrease in interest rates would have increased the interest rate swap liabilities by $209 million and $253 million, respectively.

Currency Exchange Rate Risk

Over the next several years, TVA plans to spend a significant amount of capital on capacity expansion and other projects. A portion of this amount may be spent on contracts that are denominated in one or more foreign currencies. Additionally, TVA's two issues of Bonds denominated in British pounds sterling are hedged by currency swap agreements. If not effectively managed, foreign currency exposure could negatively impact TVA's counterparty risk, cash flows, results of operations, and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are reported in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities, which discussion is incorporated by reference into this Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

ASSETS
	2026	2025
Current assets
Cash and cash equivalents	$1,654	$1,576
Restricted cash of variable interest entity	68	—
Accounts receivable, net	2,478	2,119
Inventories, net	1,229	1,193
Regulatory assets	268	127
Other current assets	270	162
Total current assets	5,967	5,177

Property, plant, and equipment
Completed plant	71,024	71,574
Less accumulated depreciation	(39,464)	(38,716)
Net completed plant	31,560	32,858
Construction in progress	8,914	6,760
Nuclear fuel	1,888	1,185
Finance leases	586	663
Total property, plant, and equipment, net	42,948	41,466

Investment funds	6,237	5,573

Regulatory and other long-term assets
Regulatory assets	6,753	8,047
Operating lease assets, net of amortization	84	113
Other long-term assets	342	506
Total regulatory and other long-term assets	7,179	8,666

Total assets	$62,331	$60,882
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	2026	2025
Current liabilities
Accounts payable and accrued liabilities	$3,695	$3,299
Accrued interest	350	348
Asset retirement obligations	269	313
Regulatory liabilities	223	228
Short-term debt, net	—	—
Current maturities of power bonds	1,020	1,370
Current maturities of long-term debt of variable interest entities	76	49
Total current liabilities	5,633	5,607

Other liabilities
Post-retirement and post-employment benefit obligations	1,450	2,183
Asset retirement obligations	8,743	10,101
Finance lease liabilities	570	640
Other long-term liabilities	2,057	1,606
Regulatory liabilities	245	141
Total other liabilities	13,065	14,671

Long-term debt, net
Long-term power bonds, net	19,447	20,461
Long-term debt of variable interest entities, net	3,531	1,632
Total long-term debt, net	22,978	22,093

Total liabilities	41,676	42,371

Commitments and contingencies (Note 23)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	19,918	17,797
Total power program proprietary capital	20,176	18,055
Nonpower programs appropriation investment, net	502	510
Accumulated other comprehensive loss	(23)	(54)
Total proprietary capital	20,655	18,511

Total liabilities and proprietary capital	$62,331	$60,882
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30
 (in millions)

	2026	2025	2024
Operating revenues
Revenue from sales of electricity	$14,008	$13,486	$12,128
Other revenue	210	186	186
Total operating revenues	14,218	13,672	12,314
Operating expenses
Fuel	2,618	2,376	2,169
Purchased power	2,193	2,106	1,581
Operating and maintenance	3,453	3,717	3,641
Depreciation and amortization	1,983	2,271	2,138
Tax equivalents	679	633	557
Total operating expenses	10,926	11,103	10,086
Operating income	3,292	2,569	2,228
Other income, net	181	92	71
Other net periodic benefit cost	91	105	98
Interest expense	1,261	1,196	1,066
Net income	$2,121	$1,360	$1,135
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30
(in millions)

	2026	2025	2024
Net income	$2,121	$1,360	$1,135
Other comprehensive income (loss)
Net unrealized gain on cash flow hedges	23	1	25
Net unrealized (gain) loss reclassified to earnings from cash flow hedges	8	(3)	(48)
Total other comprehensive income (loss)	31	(2)	(23)
Total comprehensive income	$2,152	$1,358	$1,112
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the years ended September 30
 (in millions)

	2026	2025	2024
Cash flows from operating activities
Net income	$2,121	$1,360	$1,135
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization(1)	2,007	2,293	2,160
Amortization of nuclear fuel cost	354	308	364
Non-cash retirement benefit expense	123	148	138
Other regulatory amortization and deferrals	(66)	63	(71)
Changes in current assets and liabilities
Accounts receivable, net	(298)	(209)	(16)
Inventories and other current assets, net	(84)	(56)	(70)
Accounts payable and accrued liabilities	128	61	44
Accrued interest	3	67	8
Pension contributions	(312)	(310)	(304)
Settlements of asset retirement obligations	(277)	(258)	(283)
Other, net	(156)	(143)	(102)
Net cash provided by operating activities	3,543	3,324	3,003

Cash flows from investing activities
Construction expenditures	(3,760)	(4,497)	(3,293)
Nuclear fuel expenditures	(322)	(224)	(294)
Contributions in aid of construction	112	192	54
Proceeds from government grants	38	—	—
Purchases of investments	(48)	(48)	(52)
Loans and other receivables
Advances	(10)	—	(4)
Repayments	5	12	6
Other, net	124	(96)	(8)
Net cash used in investing activities	(3,861)	(4,661)	(3,591)

Cash flows from financing activities
Long-term debt
Issues of power bonds	—	3,967	991
Proceeds from variable interest entities	2,000	800	—
Redemptions and repurchases of power bonds	(1,370)	(1,022)	(1,022)
Redemptions of debt of variable interest entities	(49)	(41)	(35)
Short-term debt issues (redemptions), net	—	(1,166)	734
Payments on leases and leasebacks	(86)	(82)	(76)
Financing costs, net	(26)	(30)	(5)
Other, net	(6)	(15)	3
Net cash provided by financing activities	463	2,411	590
Net change in cash, cash equivalents, and restricted cash	145	1,074	2
Cash, cash equivalents, and restricted cash at beginning of year	1,597	523	521
Cash, cash equivalents, and restricted cash at end of year	$1,742	$1,597	$523
Note (1) Including amortization of debt issuance costs and premiums/discounts.
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
For the years ended September 30
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2023	$258	$15,302	$525	$(29)	$16,056
Net income (loss)	—	1,142	(7)	—	1,135
Total other comprehensive (loss)	—	—	—	(23)	(23)
Return on power program appropriation investment	—	(7)	—	—	(7)
Balance at September 30, 2024	$258	$16,437	$518	$(52)	$17,161
Net income (loss)	—	1,368	(8)	—	1,360
Total other comprehensive (loss)	—	—	—	(2)	(2)
Return on power program appropriation investment	—	(8)	—	—	(8)
Balance at September 30, 2025	$258	$17,797	$510	$(54)	$18,511
Net income (loss)	—	2,129	(8)	—	2,121
Total other comprehensive income	—	—	—	31	31
Return on power program appropriation investment	—	(8)	—	—	(8)
Balance at September 30, 2026	$258	$19,918	$502	$(23)	$20,655
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

The power program has historically been separate and distinct from the stewardship programs.  It is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, or other evidences of indebtedness (collectively, "Bonds").  Although TVA does not currently receive Congressional appropriations, it is required to make annual payments to the United States Department of the Treasury ("U.S. Treasury") as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment").  In the 1998 Energy and Water Development Appropriations Act, Congress directed TVA to fund essential stewardship activities related to its management of the Tennessee River system and nonpower or stewardship properties with power revenues in the event that there were insufficient appropriations or other available funds to pay for such activities in any fiscal year.  Congress has not provided any appropriations to TVA to fund such activities since 1999.  Consequently, during 2000, TVA began paying for essential stewardship activities primarily with power revenues, with the remainder funded with user fees and other forms of revenues derived in connection with those activities.  The activities related to stewardship properties do not meet the criteria of an operating segment under Generally Accepted Accounting Principles ("GAAP") in the United States of America.  Accordingly, these assets and properties are included as part of the power program, TVA's only operating segment.

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

Reclassifications

Certain historical amounts in the accompanying consolidated financial statements have been reclassified to the current presentation. In the September 30, 2025 and 2024, Consolidated Statements of Cash Flows, $152 million and $42 million, respectively, previously reported as Other, net in Cash flows from investing activities, were reclassified. Cash outflows for Construction expenditures increased $40 million and $12 million, respectively, and cash inflows for Contributions in aid of construction increased $192 million and $54 million, respectively.

Cash, Cash Equivalents, and Restricted Cash

    Cash includes cash on hand, non-interest bearing cash, and deposit accounts. All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalents that are restricted, as to withdrawal or use under the terms of certain contractual agreements, are recorded in Other long-term assets on the Consolidated Balance Sheets. Restricted cash and cash equivalents include cash held in trusts that are currently restricted for TVA economic development loans and for certain TVA environmental programs in accordance with agreements related to compliance with certain environmental regulations. See Note 23 — Commitments and Contingencies — Legal Proceedings — Environmental Agreements. In addition, at September 30, 2026, TVA had restricted cash related to VIEs. See Note 12 — Variable Interest Entities.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Cash, Cash Equivalents, and Restricted Cash At September 30 (in millions)
	2026	2025
Cash and cash equivalents	$1,654	$1,576
Restricted cash of variable interest entity	68	—
Restricted cash and cash equivalents included in Other long-term assets	20	21
Total cash, cash equivalents, and restricted cash	$1,742	$1,597

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

The allowance for uncollectible accounts was $26 million and $14 million at September 30, 2026, and 2025, respectively, for trade accounts receivable.  At September 30, 2026 and 2025, the allowance for uncollectible accounts included $25 million and $14 million, respectively, related to one local power company customer ("LPC"). Additionally, loans receivable of $83 million and $86 million at September 30, 2026 and 2025, respectively, are included in Accounts receivable, net and Other long-term assets for the current and long-term portions, respectively. Loans receivable are reported net of allowances for uncollectible accounts of $2 million at both September 30, 2026 and 2025.

Revenues

TVA recognizes revenue from contracts with customers to depict the transfer of goods or services to customers in an amount to which the entity expects to be entitled in exchange for those goods or services. For the generation and transmission of electricity, this is generally at the time the power is delivered to a metered customer delivery point for the customer's consumption or distribution. As a result, revenues from power sales are recorded as electricity is delivered to customers. In addition to power sales invoiced and recorded during the month, TVA accrues estimated unbilled revenues for power sales provided to four customers whose billing date occurs prior to the end of the month.  Exchange power sales are presented in the accompanying Consolidated Statements of Operations as a component of sales of electricity. Exchange power sales are sales of excess power after meeting TVA native load and directly served requirements.  Native load refers to the customers on whose behalf a company, by statute, franchise, regulatory requirement, or contract, has undertaken an obligation to serve. TVA engages in other arrangements in addition to power sales. Certain other revenue from activities related to TVA's overall mission is recorded in Other revenue. Revenues that are not related to the overall mission are recorded in Other income, net.

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

Pre-Commercial Plant Operations

As part of the process of completing the construction of a generating unit, the electricity produced is used to serve the demands of the electric system. TVA estimates revenues earned during pre-commercial operations at the fair value of the energy delivered based on TVA's hourly incremental dispatch cost. Pre-commercial plant operations began on three of four generators at Cumberland Combined Cycle Gas Plant ("CUG") during 2026. Estimated revenue of $9 million related to this project was capitalized to offset project costs for the year ended September 30, 2026. TVA also capitalized related fuel costs for this project of $24 million for the year ended September 30, 2026. Pre-commercial plant operations began on the Johnsonville Aeroderivative Combustion Turbine ("CT") Facility ("Johnsonville Facility") during 2025, and the Facility became fully operational in August 2025. Estimated revenue of $4 million related to this project was capitalized to offset project costs for the year ended September 30, 2025. TVA also capitalized related fuel costs for this project of $7 million for the year ended September 30, 2025. Pre-commercial plant operations began on Paradise Combustion Turbine ("CT") during 2024, and the units became operational in December 2023. Estimated revenue of $3 million related to this project was capitalized to offset project costs for the year ended September 30, 2024. TVA also capitalized related fuel costs for this project of $3 million for the year ended September 30, 2024.

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

TVA and the Department of Energy ("DOE") are parties to an interagency agreement (referred to as the Down-blend Offering for Tritium), under which surplus DOE highly enriched uranium and other uranium is processed by third-party contractors into low-enriched uranium, which is then fabricated into nuclear fuel for use in TVA's nuclear power plants. Production of the low-enriched uranium began in 2019 and will continue through the end of the interagency agreement term in September 2027. After that date, any remaining uranium in storage will be managed to ensure that the uranium is unencumbered by policy restrictions, so that it can be used in connection with the production of tritium. Under the terms of the interagency agreement, the DOE will reimburse TVA for a portion of the costs of converting the highly enriched uranium to low-enriched uranium. In 2025, the interagency agreement was amended to include additional settlement provisions applicable to certain material covered by the agreement. Since 2019, TVA has received $354 million in reimbursements from the DOE, which is recorded as a reduction in nuclear fuel inventory costs. At September 30, 2026, TVA recorded $25 million in Accounts payable and accrued liabilities and $20 million in Other long-term liabilities related to this agreement.

TVA and the DOE are parties to a long-term interagency agreement under which TVA irradiates tritium-producing burnable absorber rods in support of the DOE's tritium production program. The agreement permits the DOE to reimburse certain costs through the transfer of uranium, conversion, enrichment, and/or enriched uranium product under alternate payment provisions.

In September 2026, the DOE transferred certain uranium to TVA under these alternate payment provisions. Upon receipt of the material, and at September 30, 2026, TVA recognized nuclear fuel of $696 million, a contract liability of $407 million representing future irradiation and related services to be provided under the agreement, and a refund liability of $289 million representing TVA's obligation to return unused equivalent nuclear material or provide financial compensation under certain circumstances. At September 30, 2026, $18 million of the related liabilities was classified as Accounts payable and accrued liabilities and $678 million was classified as Other long-term liabilities.

    Depreciation. TVA accounts for depreciation of its properties using the composite depreciation method.  Under the composite method, assets with similar economic characteristics are grouped and depreciated as one asset. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various groups of assets. The determination of estimated service lives requires management judgment and is supported by external depreciation studies that consider historical asset retirement experience and are updated approximately every five years. Depreciation studies are used to determine group depreciation rates based on estimated service lives, salvage values, accumulated depreciation, and other relevant factors. During the first quarter of 2027, TVA implemented a new depreciation study related to its completed plant. The new study includes an extension in the service life estimates of TVA's coal-fired plants based on current planning assumptions, as well as an extension of the Browns Ferry Nuclear Plant's ("Browns Ferry") operating license that was approved by the Nuclear Regulatory Commission ("NRC") in December 2025, which were recorded in 2026. Implementation of the depreciation study, including the resulting changes in composite depreciation rates, is expected to increase depreciation and amortization expense by approximately $15 million during 2027. This estimated impact reflects only the effect of the revised rates and does not include the impact of other changes in depreciable asset balances, including additions to or retirements of net completed plant, that may occur during 2027.

TVA's policy is to adjust depreciation rates to reflect the most current assumptions, ensuring units will be fully depreciated by the applicable retirement dates. In December 2025, the NRC approved a subsequent license renewal ("SLR") application for the three units at Browns Ferry, which extended the useful life of the three units for an additional 20 years. The SLR is estimated to result in approximately a $45 million reduction in depreciation expense quarterly, which does not include any potential impact from additions or retirements to net completed plant. For the year ended September 30, 2026, there was an estimated reduction in depreciation expense of $150 million due to the December 2025 Browns Ferry SLR.

Depreciation expense for the years ended September 30, 2026, 2025, and 2024 was $1.6 billion, $1.9 billion, and $1.8 billion, respectively. See Note 8 — Plant Closures for a discussion on the impact of plant closures. Depreciation expense expressed as a percentage of the average annual depreciable completed plant was 2.54 percent for 2026, 3.04 percent for 2025, and 2.92 percent for 2024.  Average depreciation rates by asset class are as follows:

Property, Plant, and Equipment Depreciation Rates At September 30 (percent)
	2026	2025	2024
Asset Class
Nuclear(1)	2.13	2.71	2.71
Coal-fired(2)	3.48	4.82	4.13
Hydroelectric	1.83	1.82	1.83
Gas and oil-fired	3.24	3.16	3.31
Transmission	1.58	1.55	1.52
Other	5.54	5.22	4.98
Note
(1) Includes the December 2025 Browns Ferry SLR, which extended the useful life of the three nuclear units for an additional 20 years.

(2) TVA recognized accelerated depreciation in 2026, 2025, and 2024 as a result of the decision to idle or retire certain units. In February 2026, TVA updated its retirement data planning assumptions, lowering quarterly depreciation. See Note 8 — Plant Closures.

Reacquired Rights. TVA previously entered into leasing transactions to obtain third-party financing for 24 peaking CTs. All of the lease proceeds were accounted for as financing obligations due to TVA’s continuing involvement with the combustion turbine facilities and the qualified technological equipment and software during the leaseback term. These financial obligations were paid off, and TVA acquired the residual leasehold interests for all of this equipment and recorded the cash consideration as reacquired rights, which is an intangible asset included in property, plant, and equipment on the Consolidated Balance Sheet. At September 30, 2026 and 2025, property, plant, and equipment included intangible reacquired rights, net of amortization, of $289 million and $301 million, respectively. Reacquired rights are amortized over the estimated useful lives of the underlying CTs which range from 30 to 35 years. Amortization expense was $11 million for each of the years ended September 30, 2026, 2025, and 2024, and accumulated amortization at September 30, 2026 and 2025 totaled $85 million and $74 million, respectively. At September 30, 2026, the estimated aggregate amortization expense for each of the next five years and thereafter is shown below:

	2027	2028	2029	2030	2031	Thereafter
Reacquired Rights	$12	$11	$11	$12	$11	$232

Nuclear License Costs Intangible Assets.  TVA capitalizes qualifying costs associated with license renewals as intangible assets included in Completed plant and Construction in progress in the Consolidated Balance Sheets. Costs incurred for license renewals are accumulated during the application process and begin amortizing upon approval of the license renewal by the NRC. License renewal costs are amortized over the respective license period approved by the NRC, beginning with the commencement of the applicable extended license period. At September 30, 2026 and 2025, net nuclear license costs totaled $95 million and $83 million, respectively. Amortization expense was $2 million for each of the years ended September 30, 2026, 2025, and 2024, and accumulated amortization at September 30, 2026 and 2025 totaled $14 million and $12 million, respectively. At September 30, 2026, the estimated amortization expense for each of the next five years and thereafter is shown below for costs included in Completed plant as of September 30, 2026:

	2027	2028	2029	2030	2031	Thereafter
Nuclear License Costs	$2	$2	$2	$2	$3	$62

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

The Inflation Reduction Act of 2022 ("IRA") makes credits available to certain tax-exempt entities, including TVA. In 2025, TVA began applying for these credits including Section 48 Investment Tax Credits for qualifying hydroelectric improvements and Section 45U Production Tax Credits for electricity generated by TVA's existing nuclear units. There were $18 million asset-related IRA tax credits which were recorded as an adjustment to the cost basis of the related assets during the year ended September 30, 2026. During the years ended September 30, 2026 and 2025, TVA recognized $361 million and $19 million, respectively, of income-related IRA tax credits, which were recorded as reductions of Operating and maintenance expense. At September 30, 2026, and September 30, 2025, the carrying amount of the Accounts receivable, net, which was related to IRA tax credits for which cash had not been received was $116 million and $72 million, respectively, which are recorded in Other receivables.

Separately, TVA recognized $5 million asset-related government grants associated with other programs during the year ended September 30, 2026. At September 30, 2026, the carrying amount of the Accounts receivable, net, related to other government grant programs was $5 million. There was no activity recognized related to other government grant programs during the year ended September 30, 2025.

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

While not specifically structured as leases, certain power purchase agreements ("PPAs") are deemed to contain a lease of the underlying generating units when the terms convey the right to control the use of the assets. Amounts recorded for these leases are generally based on the amount of the scheduled capacity payments due over the remaining terms of the PPAs, the terms of which vary. The total lease obligations included in Accounts payable and accrued liabilities, Other long-term liabilities, and Finance lease liabilities related to these agreements were $465 million and $41 million for finance and operating leases, respectively, at September 30, 2026. The total lease obligations included in Accounts payable and accrued liabilities, Other long-term liabilities, and Finance lease liabilities related to these agreements were $509 million and $75 million for finance and operating leases, respectively, at September 30, 2025.

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

Leases with an initial term of 12 months or less, which do not include an option to extend the initial term of the lease to greater than 12 months that TVA is reasonably certain to exercise, are not recorded on the Consolidated Balance Sheets at September 30, 2026.
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

2.  Impact of New Accounting Standards and Interpretations

The following is an accounting standard update issued by the Financial Accounting Standards Board ("FASB") that TVA adopted during 2026:

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

The following accounting standards or rules have been issued but as of September 30, 2026, were not effective and have not been adopted by TVA:

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

Effective Date for TVA	Fiscal year beginning October 1, 2027.
Effect on the Financial Statements or Other Significant Matters	TVA will continue to monitor developments related to the SEC's final rules on climate-related disclosures and the impact of the rule on its disclosures.

Disaggregation of Income Statement Expenses
Description	This guidance improves the disclosures about a public entity's expenses in the notes to the financial statements and requires disclosure of specified information about certain costs and expenses. The amendments require a public entity to disclose, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Specified expenses, gains, or losses that are already disclosed under existing U.S. GAAP are required to be included in the disaggregated income statement expense line item disclosures, and any relevant remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The amendments are effective for public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Upon adoption, a public entity can apply the amendments prospectively or apply them retrospectively to all prior periods presented in the financial statements.
Effective Date for TVA	Fiscal year beginning October 1, 2027, and interim periods beginning October 1, 2028.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard will result in TVA including the additional required disclosures, and TVA does not expect an impact on its financial condition, results of operations, or cash flows. TVA expects to adopt this standard prospectively.

Accounting and Disclosure of Costs Related to Internally Developed Software
Description	This guidance amends the accounting for and disclosure of costs related to internally developed software, eliminating project stages, clarifying significant development uncertainty by requiring costs to be recognized only when uncertainty is resolved, and aligning capitalization rules with those for externally sold software. Key changes include the elimination of distinct project stages for development, a redefined meaning of probable as likely, and requirements to assess significant development uncertainty for all software projects to determine when to capitalize costs. In addition, the guidance specifies that the property, plant, and equipment disclosure requirements shall be applied to all capitalized software costs. The amendments are effective for all public entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Upon adoption, a public entity may apply the guidance using a prospective, retrospective, or modified transition approach.
Effective Date for TVA	Fiscal year and interim periods beginning October 1, 2028.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard is not expected to have a material impact on TVA’s financial condition, results of operations, cash flows, or disclosures.

Accounting for Environmental Credits and Environmental Credit Obligations
Description	This guidance requires environmental credits to be recognized either as assets or expenses based on their intended use, establishes requirements for recognizing and measuring environmental credit obligations, and requires environmental credit assets and obligations to be presented on a gross basis. The amendments are effective for public entities for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Upon adoption, a public entity should apply the amendments on a retrospective basis through a cumulative-effect adjustment to the opening balances of retained earnings as of the beginning of the annual reporting period of adoption.
Effective Date for TVA	Fiscal year and interim periods beginning October 1, 2028.
Effect on the Financial Statements or Other Significant Matters	The adoption of this standard is not expected to have a material impact on TVA’s financial condition, results of operations, cash flows, or disclosures.

3. Restructuring

TVA’s power demand continues to grow, driving the need for significant future capital investments in its power system. TVA must also continue to drive efficiencies and cost savings across the enterprise to provide affordable, reliable electricity, while funding the capital investment needed to meet growing demand. This effort has evolved into an Enterprise Transformation Program ("ETP") focused on improving financial health, enhancing asset performance, automating processes, optimizing third-party spend through supply chain, and making the workforce more efficient. As part of these efforts, certain employees are eligible for severance payments. These amounts are recognized in Operating and maintenance expense on TVA's Consolidated Statements of Operations in the period incurred. Severance costs that have been incurred but not paid are included in Accounts payable and accrued liabilities on TVA's Consolidated Balance Sheets. The organizational design efforts associated with the ETP were complete as of September 30, 2025. The table below summarizes the activity related to severance costs associated with the ETP:

Severance Cost Liability Activity (in millions)
Severance Cost Liability
Severance cost liability at September 30, 2024	$—
Liabilities incurred during the period	40
Actual costs paid during the period	(29)
Severance cost liability at September 30, 2025	11
Liabilities incurred during the period	—
Actual costs paid during the period	(11)
Severance cost liability at September 30, 2026	$—

4.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA's accounts receivable:

Accounts Receivable, Net At September 30 (in millions)
	2026	2025(2)
Customer receivables	$2,303	$1,992
Other receivables	201	141
Allowance for uncollectible accounts(1)	(26)	(14)
Accounts receivable, net	$2,478	$2,119
Notes
(1) To determine the allowance for trade receivables, TVA considers historical experience and other currently available information, including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements by the due date, among other considerations. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts. At September 30, 2026 and September 30, 2025, the allowance for uncollectible accounts included $25 million and $14 million, respectively, related to one LPC customer.
(2)     At September 30, 2025, $84 million previously classified as Other receivables has been reclassified to Customer receivables to conform with current year presentation.

5.  Inventories, Net

The table below summarizes the types and amounts of TVA's inventories:

Inventories, Net At September 30 (in millions)
	2026	2025
Materials and supplies inventory	$1,033	$986
Fuel inventory	261	278
Renewable energy certificates/emissions allowance inventory, net	11	12
Allowance for inventory obsolescence	(76)	(83)
Inventories, net	$1,229	$1,193

6. Other Current Assets

Other current assets consisted of the following:

Other Current Assets At September 30 (in millions)
	2026	2025
Inventory work-in-progress	$109	$69
Cloud assets	51	3
Current portion of prepaid long-term service agreements	36	16
Prepaid software maintenance	34	25
Prepaid insurance	16	16
Commodity derivative assets	8	14
Prepaid dues & fees	7	7
Other	9	12
Other current assets	$270	$162

Inventory Work-In-Progress. Inventory work-in-progress consists primarily of materials being manufactured over time for inventory stock. It includes direct costs incurred on inventory items not yet received by TVA but contractually owned by TVA.

Commodity Derivative Assets. TVA enters into certain commodity contract derivatives for natural gas that require physical delivery of the contracted quantity of the commodity as well as certain financial derivative contracts to hedge exposure to the price of natural gas. Commodity derivative assets classified as current include deliveries or settlements that will occur within 12 months or less. See Note 16 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Contract Derivatives and — Commodity Contract Derivatives under the FHP for a discussion of TVA's commodity derivatives.

7. Net Completed Plant

Net completed plant consisted of the following:

Net Completed Plant At September 30 (in millions)
	2026			2025
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Nuclear(1)	$26,154	$15,077	$11,077	$27,091	$14,682	$12,409
Coal-fired(2)	18,584	15,723	2,861	19,029	15,760	3,269
Gas, oil-fired, and other production	7,902	2,467	5,435	7,746	2,274	5,472
Transmission	10,712	3,652	7,060	10,323	3,542	6,781
Hydroelectric	4,529	1,423	3,106	4,391	1,352	3,039
Other electrical plant	2,217	686	1,531	2,068	678	1,390
Multipurpose dams	900	427	473	900	419	481
Other stewardship	26	9	17	26	9	17
Total	$71,024	$39,464	$31,560	$71,574	$38,716	$32,858
Note
(1) Includes the December 2025 Browns Ferry SLR, which extended the useful life of the three nuclear units for an additional 20 years.
(2) TVA recognized accelerated depreciation in 2026 and 2025 as a result of the decision to idle or retire certain units. In February 2026, TVA updated its retirement data planning assumptions, lowering quarterly depreciation. See Note 8 — Plant Closures.

8. Plant Closures

TVA must continuously evaluate all generating assets to ensure an optimal energy portfolio that provides safe and reliable power while maintaining flexibility and fiscal responsibility to the people of the Tennessee Valley. In January 2023, TVA issued its Record of Decision to retire two coal-fired units at the Cumberland Coal-Fired Plant ("CUF") by the end of CY 2026 and CY 2028. In April 2024, TVA issued its Record of Decision to retire the nine coal-fired units at the Kingston Coal-Fired Plant ("KIF") by the end of CY 2027.

In February 2026, TVA published final supplemental Environmental Impact Statements ("EIS") with the preferred alternatives of continued operations of KIF and CUF in conjunction with the other capacity projects being constructed at the Kingston and Cumberland sites. The TVA Board subsequently and separately authorized TVA, at the direction and discretion of the Chief Executive Officer ("CEO"), to operate KIF and CUF in accordance with all applicable laws and regulatory requirements, including all requirements imposed by any applicable permits, and directed TVA staff to apply for any permits that may be applicable for TVA to continue to operate the coal units, along with the new gas units. See Note 23 — Commitments and Contingencies — Legal Proceedings for a discussion of legal proceedings involving CUF, CUG, KIF, and the Kingston Gas Plant ("KIG").

Depreciation rates are adjusted to reflect the most current planning assumptions, ensuring units will be fully depreciated by the applicable retirement dates. TVA's previous decision to retire CUF and KIF resulted in approximately $197 million and
$66 million, respectively, of additional depreciation recorded through January 2026. Current depreciable life assumptions for KIF and CUF are estimated to result in approximately a $99 million reduction in quarterly depreciation expense, which does not include any potential impact from additions or retirements to net completed plant. For the year ended September 30, 2026, there was an estimated reduction in depreciation expense of $231 million.

9. Leases

    The following table provides information regarding the presentation of leases on the Consolidated Balance Sheets:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30 (in millions)
		2026	2025
Assets
Operating	Operating lease assets, net of amortization	$84	$113
Finance	Finance leases	586	663
Total lease assets		$670	$776

Liabilities
Current
Operating	Accounts payable and accrued liabilities	$38	$46
Finance	Accounts payable and accrued liabilities	88	86
Non-current
Operating	Other long-term liabilities	44	63
Finance	Finance lease liabilities	570	640
Total lease liabilities		$740	$835

    TVA's leases consist primarily of railcars, equipment, real estate/land, power generating facilities, and gas pipelines. TVA's leases have various terms and expiration dates remaining from less than one year to 20 years. The components of lease costs were as follows:

Lease Costs For the years ended September 30 (in millions)
	2026	2025	2024
Operating lease costs(1)	$55	$73	$77
Variable lease costs(1)(2)	288	337	258
Short-term lease costs(1)	19	15	10
Finance lease costs
Amortization of lease assets(3)	92	91	79
Interest on lease liabilities(4)(5)	42	46	37
Total finance lease costs	134	137	116
Total lease costs	$496	$562	$461
Notes
(1) Costs are included in Operating and maintenance expense, Fuel expense, Purchased power expense, and Tax equivalents expense on the Consolidated Statements of Operations.
(2) Variable lease costs include costs related to variable payments that are based on energy production levels, which are allocated to expense based on the determination of lease and non-lease components associated with the underlying agreements.
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

The following table contains additional information with respect to cash and non-cash activities related to leases:

Amounts Recognized on TVA's Consolidated Statements of Cash Flows For the years ended September 30 (in millions)
	2026	2025	2024
Operating cash flows for operating leases	$48	$72	$78
Operating cash flows for finance leases	42	46	37
Financing cash flows for finance leases	86	82	76

Lease assets obtained in exchange for lease obligations (non-cash)
Operating leases	$21	$14	$115
Finance leases	18	28	230

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

Weighted Averages At September 30
	2026	2025
Weighted average remaining lease terms
Operating leases	4 years	3 years
Finance leases(1)	8 years	8 years

Weighted average discount rate(2)
Operating leases	4.2%	4.2%
Finance leases	14.0%	17.0%
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

    The following table presents maturities of lease liabilities and a reconciliation of the undiscounted cash flows to lease liabilities at September 30, 2026:

Future Minimum Lease Payments Minimum payments outstanding at September 30, 2026 (in millions)
Operating leases
2027	$40
2028	24
2029	6
2030	5
2031	5
Thereafter	9
Minimum annual payments	89
Less: present value discount	(7)
Operating present value of net minimum lease payments	$82

Finance leases
2027	$143
2028	141
2029	136
2030	135
2031	112
Thereafter	247
Minimum annual payments	914
Less: amount representing interest	(256)
Finance present value of net minimum lease payments	$658

During 2026, TVA signed three battery energy storage system agreements which are expected to commence in or before the summer of 2029. The terms of the agreements are 20 years, and capacity payments over the terms of the agreements are expected to total over $1.8 billion. All agreements include a lease component. TVA has entered into one PPA with a renewable resource provider for solar generation and the right to charge and discharge battery energy storage system. The system is considered a lease component in the agreement. The PPA has a term of 20 years and is expected to commence in December 2028. Total capacity payments related to the battery over the term of this PPA are expected to total $671 million.

10.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA's other long-term assets:

Other Long-Term Assets At September 30 (in millions)
	2026	2025
Prepaid long-term service agreements	$95	$89
Loans and other long-term receivables, net	80	83
Cloud assets	49	114
EnergyRight® receivables, net	46	45
Commodity derivative assets	7	10
Prepaid capital assets	—	81
Other	65	84
Total other long-term assets	$342	$506

Prepaid Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, payments made exceed the value of parts received and services rendered. The current and long-term portions of the resulting prepayments are reported in Other current assets and Other long-term assets, respectively, on
TVA's Consolidated Balance Sheets. At September 30, 2026 and 2025, prepayments of $36 million and $16 million, respectively, were recorded in Other current assets.

Loans and Other Long-Term Receivables. TVA's loans and other long-term receivables primarily consist of economic development loans for qualifying organizations and a receivable for reimbursements to recover the cost of providing long-term, on-site storage for spent nuclear fuel. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both September 30, 2026 and 2025, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $3 million. Loans receivables are reported net of allowances for uncollectible accounts. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts.

The allowance components, which consist of a collective allowance and specific loans allowance, are based on the risk characteristics of TVA's loans. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans are evaluated on an individual basis.

Allowance Components At September 30 (in millions)
	2026	2025
EnergyRight® loan reserve	$1	$1
Economic development loan specific loan reserve	1	1
Total allowance for loan losses	$2	$2

Cloud Assets. TVA has capitalized the implementation costs of hosting arrangements that are considered service contracts as cloud assets. The cloud assets are amortized over the non-cancellable terms of the hosting arrangement, including renewal periods that are reasonably certain to be exercised. The current and long-term portions of the cloud assets are reported in Other current assets and Other long-term assets, respectively, on TVA’s Consolidated Balance Sheets. Amortization of the cloud asset is recognized in Operating and maintenance expense, consistent with the classification of the related hosting fees. At September 30, 2026, and September 30, 2025, the carrying amount of the cloud assets reported in Other current assets was $51 million and $3 million, respectively. For the years ended September 30, 2026, 2025, and 2024, TVA amortized $40 million,$14 million, and $15 million, respectively, as Operating and maintenance expense.

EnergyRight® Receivables. In association with the EnergyRight® program, TVA's LPCs offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of 10 years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loans receivable that have been in default for 180 days or more or that TVA has determined are uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA's Consolidated Balance Sheets. At both September 30, 2026 and 2025, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was $12 million. See Note 13 — Other Long-Term Liabilities for information regarding the associated financing obligation.

Commodity Derivative Assets. TVA enters into certain commodity contract derivatives for natural gas that require physical delivery of the contracted quantity of the commodity as well as certain financial derivative contracts to hedge exposure to the price of natural gas. See Note 16 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Contract Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity derivatives.

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

Regulatory Assets and Liabilities At September 30 (in millions)
	2026	2025
Current regulatory assets
Unrealized losses on commodity derivatives	$150	$59
Unrealized losses on interest rate derivatives	42	57
Fuel cost adjustment receivable	64	—
Other current regulatory assets	12	11
Total current regulatory assets	268	127

Non-current regulatory assets
Non-nuclear decommissioning costs	5,155	5,563
Retirement benefit plans deferred costs	1,006	1,531
Unrealized losses on interest rate derivatives	91	316
Environmental compliance and remediation costs	320	308
Nuclear decommissioning costs	—	149
Unrealized losses on commodity derivatives	8	12
Other non-current regulatory assets	173	168
Total non-current regulatory assets	6,753	8,047
Total regulatory assets	$7,021	$8,174

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$215	$203
Unrealized gains on commodity derivatives	8	14
Fuel cost adjustment payable	—	11
Total current regulatory liabilities	223	228

Non-current regulatory liabilities
Nuclear decommissioning credits	144	—
Retirement benefit plans deferred credits	94	131
Unrealized gains on commodity derivatives	7	10
Total non-current regulatory liabilities	245	141
Total regulatory liabilities	$468	$369

Unrealized Gains (Losses) on Commodity Derivatives.  TVA enters into certain commodity contract derivatives for natural gas that require the physical delivery of the contracted quantity. Unrealized gains (losses) on natural gas purchase contracts, included as part of unrealized gains (losses) on commodity contract derivatives, relate to the mark-to-market ("MtM") valuation of natural gas purchase contracts.  The natural gas purchase contracts qualify as commodity contract derivatives but do not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of these commodity contract derivatives as a regulatory liability or asset.  This treatment reflects TVA's ability and intent to recover the cost of these commodity contract derivatives on a settlement basis for ratemaking purposes through the fuel cost adjustment. TVA recognizes the actual cost of fuel received under these contracts in fuel and purchased power expense at the time the fuel is used to generate electricity.  These contracts expire at various times through January 2035.  Unrealized gains and losses on contracts with a maturity of less than one year are included as a current regulatory asset or liability on TVA's Consolidated Balance Sheets.  See Note 16 — Risk Management Activities and Derivative Transactions.

Currently, TVA is hedging exposure to the price of natural gas under the Financial Hedging Program ("FHP"). Deferred gains and losses relating to TVA's FHP are included as part of unrealized gains and losses on commodity contract derivatives. TVA defers all MtM unrealized gains or losses as regulatory liabilities or assets, respectively, and records the realized gains or losses in fuel and purchased power expense as the contracts settle to match the delivery period of the underlying commodity. These contracts expire at various times through June 2031. This accounting treatment reflects TVA's ability and intent to include the realized gains or losses of these commodity contract derivatives in future periods through the fuel cost adjustment. Net unrealized gains and losses for any settlements that occur within 12 months or less are classified as a current regulatory liability or asset on TVA's Consolidated Balance Sheets. See Note 16 — Risk Management Activities and Derivative Transactions.

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

Non-Nuclear Decommissioning Costs.  Non-nuclear decommissioning costs include (1) certain deferred charges related to the future closure and decommissioning of TVA's non-nuclear long-lived assets, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's ART, and (4) certain other deferred charges under the accounting rules for asset retirement obligations ("AROs").  TVA has established the ART to more effectively segregate, manage, and invest funds to help meet future non-nuclear AROs.  The funds from the ART may be used, among other things, to pay the costs related to the future closure and retirement of non-nuclear long-lived assets under various legal requirements.  These future costs can be funded through a combination of investment funds set aside in the ART, future earnings on those investment funds, and future cash contributions to the ART.  TVA recovers in rates an amount determined by the average life of debt financed for non-nuclear decommissioning expenditures, assuming a 20-year debt service period, and contributions to the ART. Deferred charges will be recovered in rates based on an analysis of the expected expenditures, contributions, and investment earnings required to recover the decommissioning costs. Recovery of future decommissioning costs is dependent upon the future earnings of the ART, timing of decommissioning activities, and changes in decommissioning estimates. The regulatory asset is classified as long‐term because the underlying decommissioning activities and related funding mechanisms are expected to extend beyond twelve months.

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

    "Incurred cost" is a cost arising from cash paid out or an obligation to pay for an acquired asset or service, and a loss from any cause that has been sustained and for which payment has been or must be made. In the cases of pension and OPEB costs, the unfunded obligation represents a projected liability to the employee for services rendered, and thus it meets the definition of an incurred cost. Therefore, amounts that otherwise would be charged to AOCI for these costs are recorded as a regulatory asset or liability since TVA has historically recovered pension and OPEB expense in rates. Through historical and current year expense included in ratemaking, the TVA Board has demonstrated the ability and intent to include pension and OPEB costs in allowable costs and in rates for ratemaking purposes. As a result, it is probable that future revenue will result from inclusion of the pension and OPEB regulatory assets or regulatory liabilities in allowable costs for ratemaking purposes.

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

Nuclear Decommissioning Costs (Credits).  Nuclear decommissioning costs include (1) certain deferred charges related to the future closure and decommissioning of TVA's nuclear generating units under the NRC requirements, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's NDT, and (4) certain other deferred charges under the accounting rules for AROs. These future costs can be funded through a combination of investment funds set aside in the NDT and the ART and future earnings on those investment funds. Deferred charges are probable of future recovery in rates based on the analysis of expected expenditures, contributions, and investment earnings required to recover the decommissioning costs.  See Note 1 — Summary of Significant Accounting Policies — Investment Funds.  Recovery of future decommissioning costs is dependent upon the future earnings of the NDT and ART, timing of decommissioning activities, and changes in decommissioning estimates. Nuclear decommissioning credits include changes in nuclear decommissioning-related estimates, investment performance of the NDT, and other decommissioning-related amounts that reduce the expected future funding required to satisfy nuclear decommissioning obligations. TVA evaluates the net nuclear decommissioning regulatory balance each reporting period to determine whether the balance represents a regulatory asset probable of future recovery or a regulatory liability probable of providing future economic benefit to customers through TVA's ratemaking framework. This assessment considers the relationship between projected nuclear decommissioning costs, available NDT assets, expected NDT earnings, and other relevant factors affecting future funding requirements. The regulatory asset or regulatory liability is classified as long-term because the underlying decommissioning activities and related funding mechanisms are expected to extend beyond twelve months. See Note 14 — Asset Retirement Obligations and Note 17 — Fair Value Measurements. Assets held within the NDT are maintained to satisfy future nuclear decommissioning obligations and remain subject to applicable NRC requirements and restrictions. Accordingly, NDT assets in excess of current decommissioning estimates do not necessarily represent amounts that are unrestricted, currently distributable, or immediately refundable to customers.

Other Non-Current Regulatory Assets. Other non-current regulatory assets consist of the following:

    Deferred Lease Asset and Other Financing Obligations. For certain leases, TVA recognized the initial finance lease and other financing asset and liability at inception of the lease or other obligation. However, the annual expense recognized in rates is equal to the annual payments, which differs from GAAP treatment for non-regulated entities. This practice results in TVA's asset balances being higher than they otherwise would have been under GAAP, with the difference representing a regulatory asset related to the lease or other financing obligation. These costs will be amortized over the respective lease or other financing obligation terms as payments are made. The regulatory asset has been classified as long-term because it primarily relates to finance lease assets that are long-term in nature.

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

Johnsonville VIE

In October 2024, TVA entered into an $800 million construction management agreement and lease financing arrangement with Johnsonville Aeroderivative Combustion Turbine Generation LLC ("JACTG") for the completion and lease by TVA of the Johnsonville Aeroderivative Combustion Turbine Facility ("Johnsonville Facility"). JACTG is a special single-purpose limited liability company formed in September 2024 to finance the Johnsonville Facility through a $720 million secured note issuance (the "JACTG notes") and the issuance of $80 million of membership interests subject to mandatory redemption. The membership interests were purchased by Johnsonville Holdco LLC ("JHLLC"). JHLLC is a special single-purpose entity, also formed in September 2024, established to acquire and hold the membership interests in JACTG. A non-controlling interest in JHLLC is held by a third party through nominal membership interests, to which none of the income, expenses, and cash flows are allocated.

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

Cumberland VIE

In May 2026, TVA entered into a $2.0 billion construction management agreement and lease financing arrangement with Cumberland Combined Cycle Generation LLC ("CCCGL") for the completion and lease by TVA of CUG. CCCGL is a special single-purpose limited liability company formed in February 2026 to finance CUG through a $1.8 billion secured note issuance (the "CCCGL notes") and the issuance of $200 million of membership interests subject to mandatory redemption. The membership interests were purchased by Cumberland Generation Holdco LLC ("CGHLLC"). CGHLLC is a special single-purpose entity, also formed in February 2026, established to acquire and hold the membership interests in CCCGL. A non-controlling interest in CGHLLC is held by a third party through nominal membership interests, to which none of the income, expenses, and cash flows are allocated.

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

Impact on Consolidated Financial Statements

    The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, SCCG, JACTG, JHLLC, CCCGL, and CGHLLC as of September 30, 2026 and 2025, as reflected on the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets At September 30 (in millions)
	2026	2025
Current assets
Restricted cash of variable interest entity	$68	$—
Total assets	$68	$—

Current liabilities
Accrued interest	$69	$29
Accounts payable and accrued liabilities	1	1
Current maturities of long-term debt of variable interest entities	76	49
Total current liabilities	146	79
Other liabilities
Other long-term liabilities	13	14
Long-term debt, net
Long-term debt of variable interest entities, net	3,531	1,632
Total liabilities	$3,690	$1,725

Interest expense of $124 million, $86 million, and $46 million related to debt of VIEs and membership interests of variable interest entity subject to mandatory redemption is included on the Consolidated Statements of Operations for the years ended September 30, 2026, 2025, and 2024, respectively.

At September 30, 2026, TVA had outstanding debt of VIEs of $3.6 billion and outstanding membership interests subject to mandatory redemption (including current portion) of $14 million issued by one of its VIEs of which it is the primary beneficiary. The following table sets forth TVA's future payments at September 30, 2026:

Maturities Due in the Year Ending September 30 (in millions)
	2027	2028	2029	2030	2031	Thereafter
Long-term debt of VIEs including current maturities(1)	$76	$77	$82	$85	$91	$3,238
Membership interests of variable interest entity subject to mandatory redemption	1	1	2	2	2	6
Note
(1) Long-term debt of VIEs does not include non-cash item of unamortized debt issue costs of $42 million.

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

13.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities related to environmental compliance and remediation and long-term project cost accruals. The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities At September 30 (in millions)
	2026	2025
Interest rate swap liabilities	$395	$643
Nuclear fuel contract liability	389	—
Environmental compliance and remediation costs	301	274
Nuclear fuel refund liability	289	—
Long-term project cost accruals	219	204
Currency swap liabilities	85	108
Advances for construction	76	61
EnergyRight® financing obligation	53	53
Long-term deferred compensation	46	54
Operating lease liabilities	44	63
Long-term deferred revenue	41	39
Down-blend offering liability	20	—
Accrued long-term service agreements	19	25
Commodity derivative liabilities	8	12
Other	72	70
Total other long-term liabilities	$2,057	$1,606
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

Nuclear Fuel Contract Liability. Nuclear fuel contract liability represents advance consideration received under the tritium irradiation interagency agreement with the DOE through the transfer of certain uranium to TVA. The liability is reduced as TVA applies credits against eligible reimbursable nuclear fuel costs in accordance with the agreement. The portion expected to be utilized within 12 months is classified in Accounts payable and accrued liabilities. At September 30, 2026, the current portion of the nuclear fuel contract liability was $18 million, and there was no nuclear fuel contract liability balance as of September 30, 2025.

Environmental Compliance and Remediation Costs. Environmental compliance and remediation costs represent certain costs associated with environmental remediation activities, including but not limited to those involving environmental cleanup activities and groundwater activities. The current and long-term portions of environmental compliance and remediation costs are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2026 and 2025, the current amount of the environmental compliance and remediation costs reported in Accounts payable and accrued liabilities was $43 million and $52 million, respectively.

Nuclear Fuel Refund Liability. Nuclear fuel refund liability represents TVA's obligation to return equivalent uranium or provide financial compensation for credits that are not expected to be utilized under the tritium irradiation interagency agreement with the DOE. No current portion of the nuclear fuel refund liability was recorded as of September 30, 2026 or 2025.

Long-Term Project Cost Accruals. Long-term project cost accruals represent the unpaid liability associated with major construction projects and other project expenditures. TVA accrues these costs based on level of completion of the vendor's performance obligation, and the long-term portion represents amounts that will not be paid within the next 12 months. The current and long-term portions of long-term project cost accruals are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2026 and 2025, the current amount of the long-term project cost accruals reported in Accounts payable and accrued liabilities was $186 million and $256 million, respectively.

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

Advances for Construction. TVA receives refundable and non-refundable advances for construction that are generally intended to defray all or a portion of the costs of building or extending TVA’s existing power assets. Amounts received are deferred as a liability with the long-term portion representing amounts that will not be recognized within the next 12 months. As projects meet milestones or other contractual obligations, the refundable portion is refunded to the customer and the non-refundable portion is recognized as contributions in aid of construction and offsets the cost of plant assets. At September 30, 2026 and 2025, the current amount of advances for construction recorded in Accounts payable and accrued liabilities was $112 million and $155 million, respectively.

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At both September 30, 2026 and 2025, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was $13 million. See Note 10 — Other Long-Term Assets for information regarding the associated loans receivable.

Long-Term Deferred Compensation. TVA provides compensation arrangements to engage and retain certain employees, both executive and non-executive, which are designed to provide participants with the ability to defer compensation to future periods. The current and long-term portions are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At September 30, 2026 and 2025, the current amount of deferred compensation recorded in Accounts payable and accrued liabilities was $83 million and $70 million, respectively.
Operating Lease Liabilities. TVA's operating leases consist primarily of railcars, equipment, real estate/land, and power generating facilities. At September 30, 2026 and 2025, the current portion of TVA's operating leases reported in Accounts payable and accrued liabilities was $38 million and $46 million, respectively. See Note 9 — Leases for more information regarding leases.
Long-Term Deferred Revenue. Long-term deferred revenue represents payments received that exceed services rendered resulting in the deferral of revenue. This long-term portion represents amounts that will not be recognized within the next 12 months primarily related to fiber and transmission agreements. The current and long-term portions of the deferral are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. At September 30, 2026 and 2025, the current amount of deferred revenue recorded in Accounts payable and accrued liabilities was $44 million and $25 million, respectively.

Down-blend Offering Liability. Down-blend offering liability represents TVA's obligation related to certain materials provided by DOE under the Down-blend Offering for Tritium ("DBOT") interagency agreement. The current and long-term portion of the liability are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheet. At September 30, 2026, the current amount of the liability recorded in Accounts payable and accrued liabilities was $25 million, and there was no Down-blend offering liability balance as of September 30, 2025.

Accrued Long-Term Service Agreements. TVA has entered into various long-term service agreements for major maintenance activities at certain of its combined cycle plants and simple cycle aeroderivative plants. TVA uses the direct expense method of accounting for these arrangements. TVA accrues for parts when it takes ownership and for contractor services when they are rendered. Under certain of these agreements, parts received and services rendered exceed payments made. The current and long-term portions of the resulting obligation are recorded in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA's Consolidated Balance Sheets. At September 30, 2026 and 2025, the current amount of accrued long-term service agreements recorded in Accounts payable and accrued liabilities was $32 million and $17 million, respectively.

Commodity Derivative Liabilities. TVA enters into certain commodity contract derivatives for natural gas that require physical delivery of the contracted quantity of the commodity as well as certain financial derivative contracts to hedge exposure to the price of natural gas. See Note 16 — Risk Management Activities and Derivative Transactions — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Contract Derivatives and — Commodity Derivatives under the FHP for a discussion of TVA's commodity derivatives.

14.  Asset Retirement Obligations

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

Asset Retirement Obligation Activity (in millions)
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2024	$3,814	$6,992	$10,806
Settlements	(15)	(255)	(270)
Revisions in estimate (non-cash)	2	(563)	(561)
Accretion (recorded as regulatory asset)	175	264	439
Balance at September 30, 2025	3,976	6,438	10,414	(1)
Settlements	(8)	(267)	(275)
Revisions in estimate (non-cash)	(1,163)	(372)	(1,535)
Accretion (recorded as regulatory asset)	159	249	408
Balance at September 30, 2026	$2,964	$6,048	$9,012	(1)
Note
(1) Includes $269 million and $313 million at September 30, 2026 and 2025, respectively, in Current liabilities.

During the year ended September 30, 2026, TVA's total ARO liability decreased approximately $1.4 billion.

Revisions in nuclear estimates decreased the liability balance by approximately $1.2 billion for the year ended September 30, 2026. TVA recorded a decrease of $738 million related to the approval of a SLR by the NRC for Browns Ferry in December 2025. The SLR authorizes each of Browns Ferry's three units to operate for an additional 20 years, resulting in a total operating life of 80 years. TVA also recorded a decrease of $425 million due to changes in the estimated timing of plant decommissioning for Sequoyah Nuclear Plant.

Revisions in non-nuclear estimates reduced the liability balance by $372 million for the year ended September 30, 2026. In 2026, the Environmental Protection Agency ("EPA") published a final rule, Hazardous and Solid Waste Management System: Disposal of Coal Combustion Residuals from Electric Utilities; CCR Management Unit Deadline Extension Rule, that extended key compliance deadlines within federal regulations for the disposal of coal combustion residuals ("CCR"), including additional time to meet facility evaluation requirements and associated groundwater monitoring provisions and compliance deadlines for existing and potential CCR units. TVA recorded a decrease of $146 million to the ARO liability as a result of the enactment of the final rule. AROs at the Kingston and Cumberland sites decreased $65 million due to changes in service life estimates and AROs at the Gallatin Coal-Fired Plant decreased $44 million for changes in the projected timing of certain closure activities. AROs at the Bull Run Energy Complex ("BREC") decreased $31 million as a result of changes in work scope and construction schedule and a decrease in certain costs associated with closure activities. Additionally, TVA completed a study of its CCR liabilities associated with groundwater monitoring in September 2026, which resulted in a decrease of $65 million primarily related to cost containment and program efficiencies.

During the year ended September 30, 2025, TVA's total ARO liability decreased $392 million.

Revisions in non-nuclear estimates decreased the liability balance by $563 million for the year ended September 30, 2025. The decrease was primarily attributable to a change in closure liabilities related to the final Legacy CCR Rule for updated cost estimates and a decrease related to CCR units that have received approval for closure from state regulators which resulted in a change in closure liabilities due to updated cost estimates based on the approved closure plans. In addition, closure liabilities at Paradise Coal-Fired Plant decreased by $34 million based on scope changes, new vendor bids, and updated cost estimates for activities associated with final closure and $27 million due to identified changes in the projected timing of certain asset retirement activities. TVA completed a study of its non-nuclear plant decommissioning obligations in September 2025, resulting in a decrease of $27 million.

Additionally, during each of the years ended September 30, 2026 and 2025, both the nuclear and non-nuclear liabilities were increased by periodic accretion, partially offset by settlements related to retirement projects that were conducted during the respective periods. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets. During 2026, 2025, and 2024, $220 million, $220 million, and $188 million, respectively, of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 11 — Regulatory Assets and Liabilities. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 17 — Fair Value Measurements — Investment Funds and Note 23 — Commitments and Contingencies — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

15.  Debt and Other Obligations

General

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion at any time.  At September 30, 2026, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities between one year and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes are both issued pursuant to Section 15d of the TVA Act and pursuant to the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the "Basic Resolution").  Bonds are not obligations of the U.S., and the U.S. does not guarantee the payments of principal or interest on Bonds.

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

TVA considers its scheduled payments under its lease financing arrangements involving John Sevier CCF, Southaven CCF, the Johnsonville Facility, and CUG as costs of operating, maintaining, and administering its power properties. Costs of operating, maintaining, and administering TVA's power properties have priority over TVA's payments on the Bonds.  Once net power proceeds have been applied to payments on power bonds and discount notes as well as any other Bonds that TVA may issue in the future that rank on parity with or subordinate to power bonds and discount notes, Section 2.3 of the Basic Resolution provides that the remaining net power proceeds shall be used only for (1) minimum payments into the U.S. Treasury required by the TVA Act as repayment of, and as a return on, the Power Program Appropriation Investment; (2) investment in power system assets; (3) additional reductions of TVA's capital obligations; and (4) other lawful purposes related to TVA's power business.

The TVA Act and the Basic Resolution each contain two bond tests: the rate test and the bondholder protection test.  Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for, among other things, debt service on outstanding Bonds.  As of September 30, 2026, TVA was in compliance with the rate test. Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of (1) the depreciation accruals and other charges representing the amortization of capital expenditures and (2) the net proceeds from any disposition of power facilities for either the reduction of its capital obligations (including Bonds and the Power Program Appropriation Investment) or investment in power assets. TVA met the bondholder protection test for the five-year period ended September 30, 2025, and must next meet the bondholder protection test for the five-year period ending September 30, 2030.

Secured Debt of VIEs

In May 2026, CCCGL issued secured notes totaling $1.8 billion that bear interest at a rate of 5.821 percent. Also in May 2026, CGHLLC issued secured notes totaling $200 million that bear interest at a rate of 6.08 percent. The CCCGL notes and the CGHLLC notes require amortizing semi-annual payments on each May 15 and November 15, and mature on May 15, 2056. See Note 12 — Variable Interest Entities — Cumberland VIE. TVA used the proceeds from the transaction primarily to fund the construction of CUG.

In October 2024, JACTG issued secured notes totaling $720 million that bear interest at a rate of 5.078 percent. Also in October 2024, JHLLC issued secured notes totaling $80 million that bear interest at a rate of 5.74 percent. The JACTG notes and the JHLLC notes require amortizing semi-annual payments on each April 1 and October 1, and mature on October 1, 2054. See Note 12 — Variable Interest Entities — Johnsonville VIE. TVA used the proceeds from the transaction primarily to fund the construction of the Johnsonville Facility.

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

Secured debt of VIEs, including current maturities, outstanding at September 30, 2026 and 2025 totaled $3.6 billion and $1.7 billion, respectively.

Short-Term Debt

TVA had no short-term borrowings outstanding at both September 30, 2026 and 2025.

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

The coupon rate for the 1998 Series D PARRS, which mature in June 2028, has been reset eight times, from an initial rate of 6.750 percent to the current rate of 2.134 percent.  In connection with these resets, $318 million of the Bonds have been redeemed; therefore, $256 million of the Bonds were outstanding at September 30, 2026.  The coupon rate for the 1999 Series A PARRS, which mature in May 2029, has been reset seven times, from an initial rate of 6.50 percent to the current rate of 2.216 percent.  In connection with these resets, $316 million of the Bonds have been redeemed; therefore, $208 million of the Bonds were outstanding at September 30, 2026.

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

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the years ended September 30, 2026 and 2025.

Debt Securities Activity For the years ended September 30 (in millions)
—	2026	2025
Issues
Variable interest entities	$2,000	$800
2025 Series A(1)	—	1,250
2025 Series B(2)	—	1,500
2025 Series C(3)	—	1,250
Discount on debt issues	—	(33)
Total	$2,000	$4,767

Redemptions/Maturities(4)
1995 E Global	$1,350	$—
2009 Series B	20	22
2020 Series A	—	1,000
Total redemptions/maturities of power bonds	1,370	1,022
Debt of variable interest entities	49	41
Total redemptions/maturities of debt	$1,419	$1,063
Notes
(1) The 2025 Series A Bonds were issued at 98.517 percent of par.
(2) The 2025 Series B Bonds were issued at 99.360 percent of par.
(3) The 2025 Series C Bonds were issued at 99.593 percent of par.
(4) All redemptions were at 100 percent of par.

Debt Outstanding

    Total debt outstanding at September 30, 2026 and 2025, consisted of the following:

Short-Term Debt At September 30 (in millions)
CUSIP or Other Identifier	Maturity	Coupon Rate	2026	2025
Current maturities of long-term debt of variable interest entities			76	49
Current maturities of power bonds issued at par
880591CJ9	11/1/2025	6.750%	—	1,350
880591EU2	2/1/2027	2.875%	1,000	—
880591EF5	6/15/2027	3.770%	20	20
Total current maturities of power bonds issued at par			1,020	1,370
Total current debt outstanding, net			$1,096	$1,419

Long-Term Debt At September 30 (in millions)
CUSIP or Other Identifier	Maturity	Coupon Rate		2026 Par		2025 Par		Stock Exchange Listings
880591EU2	2/1/2027	2.875%		$—		$1,000		New York
880591EZ1	3/15/2028	3.875%		1,000		1,000		New York
880591300(1)	6/1/2028	2.134%		256		256		New York
880591409(1)	5/1/2029	2.216%		208		208		New York
880591DM1	5/1/2030	7.125%		1,000		1,000		New York, Luxembourg
880591FE7	8/1/2030	3.875%		1,250		1,250		New York
880591EX6	9/15/2031	1.500%		500		500		New York
880591DP4	6/7/2032	6.587%	(2)	333	(3)	337	(3)	New York, Luxembourg
880591DV1	7/15/2033	4.700%		472		472		New York, Luxembourg
880591EF5	6/15/2034	3.770%		75		96		None
880591FB3	8/1/2034	4.375%		1,000		1,000		New York
880591FD9	5/15/2035	4.875%		1,500		1,500		New York
880591DX7	6/15/2035	4.650%		436		436		New York
880591CK6	4/1/2036	5.980%		121		121		New York
880591CS9	4/1/2036	5.880%		1,500		1,500		New York
880591CP5	1/15/2038	6.150%		1,000		1,000		New York
880591ED0	6/15/2038	5.500%		500		500		New York
880591EH1	9/15/2039	5.250%		2,000		2,000		New York
880591EP3	12/15/2042	3.500%		1,000		1,000		New York
880591DU3	6/7/2043	4.962%	(2)	199	(3)	202	(3)	New York, Luxembourg
880591EB4	1/15/2048	4.875%		500		500		New York, Luxembourg
880591EY4	9/15/2052	4.250%		500		500		New York
880591FC1	2/1/2055	5.250%		1,250		1,250		New York
880591DZ2	4/1/2056	5.375%		1,000		1,000		New York
880591EJ7	9/15/2060	4.625%		1,000		1,000		New York
880591ES7	9/15/2065	4.250%		1,000		1,000		New York
Subtotal				19,600		20,628
Unamortized discounts, premiums, issue costs, and other				(153)		(167)
Total long-term outstanding power bonds, net				19,447		20,461
Long-term debt of VIEs, net				3,531		1,632
Total long-term debt, net				$22,978		$22,093
Notes
(1)  TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions.  See Put Options above.
(2) The coupon rate represents TVA's effective interest rate.
(3)  CUSIP numbers 880591DP4 and 880591DU3 include total net exchange gain from currency transactions of $66 million and $59 million at September 30, 2026 and 2025, respectively.

Maturities Due in the Year Ending September 30 (in millions)
	2027	2028	2029	2030	2031	Thereafter	Total
Long-term power bonds including current maturities(1)	$1,020	$1,272	$220	$2,262	$513	$15,399	$20,686
Notes
(1) Long-term power bonds do not include non-cash items of $66 million of foreign currency exchange gain or $153 million of unamortized debt issuance cost and net discount on sale of Bonds.

Credit Facility Agreements

TVA has funding available under three revolving credit facilities totaling $2.5 billion. See the table below for additional information on the three revolving credit facilities. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured, long-term, non-credit-enhanced debt. At September 30, 2026 and 2025, there were $382 million and $498 million, respectively, of letters of credit outstanding under these facilities, and there were no borrowings outstanding. TVA's letters of credit are primarily posted as collateral under TVA's interest rate swaps. See Note 16 — Risk Management Activities and Derivative Transactions — Other Derivative Instruments — Collateral. TVA may also post collateral for TVA's currency swaps, for commodity derivatives under the FHP, or for certain transactions with third parties that require TVA to post letters of credit.

The following table provides additional information regarding TVA's funding available under the three revolving credit facilities:

Summary of Credit Facilities At September 30, 2026 (in millions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
February 2028	500	214	—	286
September 2030	1,000	94	—	906
July 2031	1,000	74	—	926
Total	$2,500	$382	$—	$2,118

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2027 with a maturity date of September 30, 2027. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the U.S. with maturities from date of issue of 12 months or less. There were no outstanding borrowings under the facility at September 30, 2026. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Amount of Mark-to-Market Gain (Loss) Recognized in Accumulated other comprehensive income (loss)
For the years ended September 30
(in millions)

Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2026	2025
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to Interest expense to the extent they are offset by gains and losses on the hedged transaction	$23	$1

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)(1)
Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) to Interest Expense
For the years ended September 30
(in millions)

Derivatives in Cash Flow Hedging Relationship	2026	2025
Currency swaps	$(8)	$3
Note
(1) There were no amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $9 million of gains from AOCI to Interest expense within the next 12 months to offset amounts anticipated to be recorded in Interest expense related to the forecasted exchange loss on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) For the years ended September 30 (in millions)

Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2026	2025
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Interest expense when incurred during the settlement period and are presented in operating cash flow	$55	$45

Commodity derivatives under the FHP	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory liabilities and assets, respectively Realized gains and losses are recognized in Fuel expense or Purchased power expense as the contracts settle to match the delivery period of the underlying commodity(2)	(94)	(93)
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory liabilities and assets. As such, there were no related gains (losses) recognized in income for these unrealized gains (losses) for the years ended September 30, 2026 and 2025.
(2) Of the amount recognized in 2026, $(78) million and $(16) million were reported in Fuel expense and Purchased power expense, respectively. Of the amount recognized in 2025, $(77) million and $(16) million were reported in Fuel expense and Purchased power expense, respectively.

Fair Values of TVA Derivatives At September 30 (in millions)
	2026		2025
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£250 million Sterling	$(39)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(35)	$(47)	Accounts payable and accrued liabilities $(4); Other long-term liabilities $(43)
£150 million Sterling	(53)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(50)	(68)	Accounts payable and accrued liabilities $(3); Other long-term liabilities $(65)

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(349)	Accounts payable and accrued liabilities $(8); Accrued interest $(29); Other long-term liabilities $(312)	$(526)	Accounts payable and accrued liabilities $(13); Accrued interest $(28); Other long-term liabilities $(485)
$476 million notional	(93)	Accounts payable and accrued liabilities $(1); Accrued interest $(9); Other long-term liabilities $(83)	(172)	Accounts payable and accrued liabilities $(5); Accrued interest $(9); Other long-term liabilities $(158)
Commodity contract derivatives	1	Other current assets $8; Other long-term assets $1; Accounts payable and accrued liabilities $(4); Other long-term liabilities $(4)	10	Other current assets $14; Other long-term assets $2; Accounts payable and accrued liabilities $(2); Other long-term liabilities $(4)
Commodity derivatives under the FHP	(144)	Other long-term assets $6: Accounts payable and accrued liabilities $(146); Other long-term liabilities $(4)	(57)	Other long-term assets $8; Accounts payable and accrued liabilities $(57); Other long-term liabilities $(8)

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding at September 30, 2026:

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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the MtM gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory liabilities or assets on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when gains or losses are realized. The values of these derivatives are included in Other current assets, Accounts payable and accrued liabilities, Accrued interest, and Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included on TVA's Consolidated Statements of Operations. For the years ended September 30, 2026 and 2025, the changes in fair market value of the interest rate swaps resulted in the reduction in unrealized losses of $257 million and reduction in unrealized losses of $145 million, respectively. TVA may hold short-term debt balances lower than the notional amount of the interest rate swaps from time to time due to changes in business conditions and other factors. While actual balances vary, TVA generally plans to maintain average balances of short-term debt equal to or in excess of the combined notional amount of the interest rate swaps.

Commodity Contract Derivatives. TVA enters into certain commodity contract derivatives for natural gas that require physical delivery of the contracted quantity. TVA may also enter into PPAs that provide an option to financially settle contracted power deliveries. This option creates an embedded derivative in the hosting PPA. TVA marks to market these contracts and defers the unrealized gains (losses) as regulatory liabilities (assets). At September 30, 2026, TVA's natural gas commodity contract derivatives had terms of up to nine years.

Commodity Contract Derivatives At September 30
	2026			2025
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas contract derivatives	36	653 million mmBtu	$1	53	562 million mmBtu	$10

Commodity Derivatives under the FHP. Currently, TVA is hedging exposure to the price of natural gas under the FHP. There is no Value at Risk aggregate transaction limit under the current FHP structure, but the TVA Board reviews and authorizes the use of tolerances and measures annually. TVA's FHP policy prohibits trading financial instruments under the FHP for speculative purposes. At September 30, 2026, TVA's natural gas swap contracts under the FHP had remaining terms of up to 5 years.

Commodity Derivatives under Financial Hedging Program(1) At September 30
	2026			2025
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)
Natural gas swap contracts	317	397 million mmBtu	$(144)	295	300 million mmBtu	$(57)
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

Offsetting of Derivative Assets and Liabilities

    The amounts of TVA's derivative instruments as reported on the Consolidated Balance Sheets are shown in the table below:

Derivative Assets and Liabilities(1) At September 30 (in millions)
	2026	2025
Assets
Commodity contract derivatives	$9	$16
Commodity derivatives under the FHP(2)	6	8
Total derivatives subject to master netting or similar arrangement	$15	$24

Liabilities
Currency swaps	$92	$115
Interest rate swaps(3)	442	698
Commodity contract derivatives	8	6
Commodity derivatives under the FHP(2)	150	65
Total derivatives subject to master netting or similar arrangement	$692	$884
Notes
(1) Offsetting amounts include counterparty netting of derivative contracts. Except as discussed below, there were no other material offsetting amounts on TVA's Consolidated Balance Sheets at either September 30, 2026 or 2025.
(2) At September 30, 2026, the gross derivative asset and gross derivative liability were $30 million and $173 million, respectively, with offsetting amounts for each totaling $24 million. At September 30, 2025, the gross derivative asset and gross derivative liability were $28 million and $85 million, respectively, with offsetting amounts for each totaling $20 million.
(3) Letters of credit of approximately $340 million and $442 million were posted as collateral at September 30, 2026 and 2025, respectively, to partially secure the liability positions of one of the interest rate swaps in accordance with the collateral requirements for this derivative.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the NDT, ART, SERP, DCP, and RP.  See Note 17 — Fair Value Measurements — Investment Funds for a discussion of the trusts, plans, and types of investments.  The NDT and ART may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.   At September 30, 2026 and 2025, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net asset positions totaling $10 million and $16 million at September 30, 2026 and 2025, respectively.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FHP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At September 30, 2026, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $692 million.  TVA's collateral obligations at September 30, 2026, under these arrangements were $278 million, for which TVA had posted $340 million in letters of credit.  These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the interest rate swap contracts as a result of this posted collateral.

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

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $2.3 billion and $2.0 billion of customer receivables outstanding at September 30, 2026 and 2025, respectively, nearly all of the related exposure was to counterparties rated investment grade. The majority of the obligations of these customers that are not investment grade are secured by collateral. TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions. See Note 1 — Summary of Significant Accounting Policies — Allowance for Uncollectible Accounts, Note 4 — Accounts Receivable, Net, and Note 10 — Other Long-Term Assets.
TVA had revenue from two LPCs that collectively accounted for 17 percent of total operating revenues for the year ended September 30, 2026, and 17 percent for the year ended September 30, 2025.

Suppliers.  TVA assesses potential supplier performance risks, including procurement of fuel, purchased power, parts, and services. If suppliers are unable or unwilling to perform under TVA's existing contracts, if TVA is unable to obtain similar services or supplies from other vendors, or if there are significant changes to tariffs impacting suppliers, TVA could experience delays, disruptions, additional costs, or other operational outcomes that may impact generation, maintenance, and capital programs. If certain fuel or purchased power suppliers fail to perform under the terms of their contract with TVA, TVA might lose money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract. In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power. TVA continues evaluating potential supplier performance risks and supplier impact but cannot determine or predict the duration of such risks/impacts or the extent to which such risks/impacts could affect TVA's business, operations, and financial results or cause potential business disruptions.

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

    Coal. To help support a reliable coal supply, TVA maintained contracts with multiple suppliers at September 30, 2026. These contracts source coal from several diverse geographic regions across the U.S., with deliveries made via both barge and rail. Coal suppliers have faced mounting financial pressures driven by emerging technologies, evolving regulatory frameworks, and shifting market dynamics. These challenges have strained the balance between coal demand and available supply. TVA continues to evaluate regulatory developments that may impact its coal procurement strategy and long-term generation planning.

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

Derivative Counterparties.  TVA has entered into physical and financial contracts that are classified as derivatives for hedging purposes, and TVA's NDT, ART, and qualified defined benefit plan ("pension plan") have entered into derivative contracts for investment purposes. If a counterparty to one of the physical or financial derivative transactions defaults, TVA might incur costs in connection with entering into a replacement transaction. If a counterparty to the derivative contracts into which the NDT, the ART, or the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking, coal, and gas industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At September 30, 2026, all of TVA's commodity derivatives under the FHP, currency swaps, and interest rate swaps were with counterparties whose Moody's credit ratings were A2 or higher. TVA classifies forward natural gas contracts as derivatives. At September 30, 2026, the forward natural gas contracts were with counterparties whose ratings ranged from B1 to Aa2.

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

Investment Funds

    At September 30, 2026, Investment funds were comprised of $6.2 billion of equity securities and debt securities classified as trading measured at fair value. Equity and trading debt securities are held in the NDT, ART, SERP, DCP, and RP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $4.1 billion and $2.0 billion, respectively, at September 30, 2026.

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

    Private equity limited partnerships, private real asset investments, and private credit investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, 10 years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $498 million, private real assets of $137 million, and private credit of $151 million at September 30, 2026. The ART had unfunded commitments related to limited partnerships in private equity of $232 million, private real assets of $83 million, and private credit of $76 million at September 30, 2026. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT's and ART's ability to liquidate their investments. There are no readily available quoted exchange prices for these investments. The fair value of these investments is based on information provided by the investment managers. These investments are valued on a quarterly basis. TVA's private equity limited partnerships, private real asset investments, and private credit investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at NAV in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)(1) For the years ended September 30 (in millions)
Fund	Financial Statement Presentation	2026	2025
NDT	Regulatory assets or liabilities(2)	$143	$221
ART	Regulatory assets(3)	73	116
SERP	Other income, net	(25)	3
DCP	Other income, net	1	1
Notes
(1) The unrealized gains for the RP were less than $1 million for both the years ended September 30, 2026 and 2025 and therefore were not represented in the table above.
(2) Includes $55 million and $10 million of unrealized gains related to NDT equity securities (excluding commingled funds) for the years ended September 30, 2026 and 2025, respectively. The financial statement presentation was a regulatory liability at September 30, 2026 and a regulatory asset at September 30, 2025. See Note 11 — Regulatory Assets and Liabilities for additional information.
(3) Includes $20 million and $7 million of unrealized gains related to ART equity securities (excluding commingled funds) for the years ended September 30, 2026 and 2025, respectively.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2025) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2026.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2026 and 2025. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At September 30, 2026 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$990	$—	$—	$990
Government debt securities(1)(2)	527	63	—	590
Corporate debt securities(3)	—	446	—	446
Mortgage and asset-backed securities	—	44	—	44
Institutional mutual funds	299	—	—	299
Forward debt securities contracts	—	10	—	10
Cash equivalents and other short-term investments(2)(4)	31	268	—	299
Private equity funds measured at net asset value(5)	—	—	—	1,013
Private real asset funds measured at net asset value(5)	—	—	—	498
Private credit funds measured at net asset value(5)	—	—	—	363
Commingled funds measured at net asset value(5)	—	—	—	1,685
Total investments	1,847	831	—	6,237
Commodity contract derivatives	—	9	—	9
Commodity derivatives under the FHP	—	6	—	6
Total	$1,847	$846	$—	$6,252

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swaps(6)	$—	$92	$—	$92
Interest rate swaps	—	442	—	442
Commodity contract derivatives	—	8	—	8
Commodity derivatives under the FHP	—	150	—	150
Total	$—	$692	$—	$692
Notes
(1) Includes obligations of government-sponsored entities.
(2) There are $527 million of U.S. Treasury securities in Level 1 Government debt securities and $31 million of U.S. Treasury securities in Level 1 Cash equivalents and other short-term investments for a total of $558 million of U.S. Treasury securities within Level 1 of the fair value hierarchy.
(3) Includes both U.S. and foreign debt.
(4) Includes $16 million of net payables (interest receivable, dividends receivable, receivables for investments sold, and payables for investments purchased), and $75 million of repurchase agreements in Level 2 Cash equivalents and other short-term investments.
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

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments. The fair value of the financial instruments held at September 30, 2026 and 2025, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at September 30, 2026 and 2025, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value (in millions)
		At September 30, 2026		At September 30, 2025
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables, net (including current portion)	Level 2	$58	$59	$57	$57

Loans and other long-term receivables, net (including current portion)	Level 2	83	77	86	80

EnergyRight® financing obligations (including current portion)	Level 2	66	73	66	74

Membership interests of VIEs subject to mandatory redemption (including current portion)	Level 2	14	15	16	18

Long-term outstanding power bonds, net (including current maturities)	Level 2	20,467	19,133	21,831	21,967

Long-term debt of VIEs, net (including current maturities)	Level 2	3,607	3,403	1,681	1,696

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

LPC sales
Approximately 92 percent, 91 percent, and 92 percent of TVA's Revenue from sales of electricity for the years ended September 30, 2026, 2025, and 2024, respectively, was from LPCs, which then distribute the power to their customers using their own distribution systems. Power is delivered to each LPC at delivery points within the LPC's service territory. TVA recognizes revenue when the customer takes possession of the power at the delivery point. For power sales, the performance obligation to deliver power is satisfied in a series over time because the sales of electricity over the term of the customer contract are a series of distinct goods that are substantially the same and have the same pattern of transfer to the customer. TVA has no continuing performance obligations subsequent to delivery. Using the output method for revenue recognition provides a faithful depiction of the transfer of electricity as customers obtain control of the power and benefit from its use at delivery. Additionally, TVA has an enforceable right to consideration for energy delivered at any discrete point in time and will recognize revenue at an amount that reflects the consideration to which TVA is entitled for the energy delivered.

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

Disaggregated Revenues

During 2026, 2025, and 2024, revenues generated from TVA's electricity sales were $14.0 billion, $13.5 billion, and $12.1 billion, respectively, and accounted for virtually all of TVA's revenues. TVA's operating revenues by state for each of the last three years are detailed in the table below:

Operating Revenues By State For the years ended September 30 (in millions)
	2026	2025	2024
Alabama	$2,078	$1,995	$1,768
Georgia	341	329	295
Kentucky	877	850	776
Mississippi	1,247	1,254	1,150
North Carolina	96	88	89
Tennessee	9,316	8,915	7,998
Virginia	53	52	47
Subtotal	14,008	13,483	12,123
Off-system sales	9	7	8
Revenue capitalized during pre-commercial plant operations(1)	(9)	(4)	(3)
Revenue from sales of electricity	14,008	13,486	12,128
Other revenue	210	186	186
Total operating revenues	$14,218	$13,672	$12,314
Note
(1) Represents revenue capitalized during pre-commercial operations at CUG in 2026, the Johnsonville Facility in 2025, and the Paradise Facility in 2024.

    TVA's operating revenues by customer type for each of the last three years are detailed in the table below:

Operating Revenues by Customer Type For the years ended September 30 (in millions)
	2026	2025	2024
Revenue from sales of electricity
Local power companies	$12,818	$12,334	$11,138
Industries directly served	1,058	1,017	868
Federal agencies and other	141	139	125
Revenue capitalized during pre-commercial plant operations(1)	(9)	(4)	(3)
Revenue from sales of electricity	14,008	13,486	12,128
Other revenue	210	186	186
Total operating revenues	$14,218	$13,672	$12,314
Note
(1) Represents revenue capitalized during pre-commercial operations at CUG in 2026, the Johnsonville Facility in 2025, and the Paradise Facility in 2024.

    TVA and LPCs continue to work together to meet the changing needs of consumers around the Tennessee Valley. In 2019, the TVA Board approved a partnership agreement option that better aligns the length of LPC power contracts with TVA's long-term commitments. Under the partnership arrangement, the LPC power contracts automatically renew each year and have a 20-year termination notice. The partnership arrangements can be terminated under certain circumstances, including TVA's failure to limit rate increases to no more than 10 percent during any consecutive five-fiscal-year period, as more specifically described in the agreements. Participating LPCs receive benefits including a 3.1 percent wholesale bill credit in exchange for their long-term commitment, which enables TVA to recover its long-term financial commitments over a commensurate period. The total wholesale bill credits to LPCs participating in the Partnership Agreement were $239 million, $231 million, and $215 million, respectively, for the years ended September 30, 2026, 2025, and 2024. TVA provides participating LPCs a flexibility option that allows them to generate or purchase up to approximately five percent of their average total hourly energy sales over a certain time period in order to meet their individual customers' needs. As of September 30, 2026, 148 LPCs had signed the Partnership Agreement with TVA, and 112 LPCs had signed a Power Supply Flexibility Agreement.

The number of LPCs by contract arrangement, the revenues derived from such arrangements for 2026, and the percentage those revenues comprised of TVA's total operating revenues for 2026, are summarized in the table below:

TVA Local Power Company Contracts At or for the year ended September 30, 2026
Contract Arrangements(1)	Number of LPCs	Revenue from Sales of Electricity to LPCs (in millions)	Percentage of Total Operating Revenues
20-year termination notice	148	$11,048	77.7%
5-year termination notice	5	1,770	12.5%
Total	153	$12,818	90.2%
Note
(1) Ordinarily, the LPCs and TVA have the same termination notice period; however, in a contract with one of the LPCs with a five-year termination notice. TVA has a 10-year termination notice (which becomes a five-year termination notice if TVA loses its discretionary wholesale rate-setting authority). Certain LPCs have five-year termination notices or a shorter period if any act of Congress, court decision, or regulatory change requires or permits that election.

    TVA's two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with a five-year and a 20-year termination notice period, respectively.  Sales to MLGW and NES accounted for nine percent and eight percent, respectively, of TVA's total operating revenues in 2026, 2025, and 2024.

Contract Balances

    Contract assets represent an entity's right to consideration in exchange for goods and services that the entity has transferred to customers. TVA did not have any material contract assets at September 30, 2026.

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
    Economic Development Incentives. Under certain economic development programs TVA offers incentives to existing and potential power customers in targeted business sectors that make multi-year commitments to invest in the Tennessee Valley. TVA records those incentives as reductions of revenue. Incentives recorded as a reduction to revenue were $302 million, $321 million, and $318 million for 2026, 2025, and 2024, respectively. Incentives that have been approved but have not been paid are recorded in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. At September 30, 2026 and 2025, the outstanding unpaid incentives were $191 million and $193 million, respectively. Incentives that have been paid out may be subject to claw back if the customer fails to meet certain program requirements.

Nuclear Fuel Contract Liability. In September 2026, the DOE transferred certain uranium to TVA under the alternate payment provisions of the tritium irradiation interagency agreement with the DOE. TVA recognized a contract liability for the portion of the transferred uranium attributable to future irradiation and related services. The contract liability is reduced as credits are applied against eligible reimbursable nuclear fuel costs in accordance with the agreement, which expires in November 2035. At September 30, 2026, the nuclear fuel contract liability totaled approximately $407 million, of which $18 million was classified in Accounts payable and accrued liabilities, with the remaining balance classified in Other long-term liabilities. There was no nuclear fuel contract liability balance as of September 30, 2025. See Note 13 — Other Long-Term Liabilities.

19.  Other Income, Net

Income and expenses not related to TVA's operating activities are summarized in the following table:

Other Income, Net For the years ended September 30 (in millions)
	2026	2025	2024
Interest income	$56	$52	$42
External services	24	28	17
Gains on investments	14	14	23
Miscellaneous(1)	87	(2)	(11)
Total other income, net	$181	$92	$71
Note
(1) Miscellaneous increased $89 million for the year ended September 30, 2026, as compared to the prior year driven by a $94 million gain related to insurance proceeds received for the Sequoyah Nuclear Plant Unit 2 main generator failure.

20. Supplemental Cash Flow Information

    Interest paid was $1.2 billion in 2026 and $1.1 billion in both 2025 and 2024. These amounts differ from interest expense in certain years due to the timing of payments. There was no interest capitalized in 2026, 2025, or 2024.

TVA received $300 million during the year ended September 30, 2026, related to income-related IRA tax credits, which were recognized as a reduction of Operating and maintenance expense and reflected in cash flows from operating activities in net income.

TVA received certain uranium from the DOE during the year ended September 30, 2026, and recognized $696 million of non-cash investing activity associated with the related obligations, which was excluded from the Consolidated Statements of Cash Flows for the year ended September 30, 2026.

    Accrued construction in progress and nuclear fuel expenditures at September 30, 2026, 2025, and 2024 were $1.3 billion, $1.2 billion, and $898 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the years ended September 30, 2026, 2025, and 2024 as non-cash investing activities. ARO project accruals at September 30, 2026, 2025, and 2024 were $54 million, $57 million, and $45 million, respectively, and are excluded from the Consolidated Statements of Cash Flows for the years ended September 30, 2026, 2025, and 2024 as non-cash operating activities.

Excluded from the Consolidated Statements of Cash Flows for the year ended September 30, 2024, were non-cash investing and financing activities of $230 million primarily related to two finance leases. There was a $56 million lease asset and lease liability recorded as a result of a new finance lease entered into in May 2024. In addition, there was a $163 million lease liability and a $179 million lease asset recorded as a remeasurement of an existing lease due to change in lease term. There are no material finance leases that were recorded during the years ended September 30, 2026 and 2025. See Note 9 — Leases for further information regarding TVA's finance leases.

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

    401(k) Plan. Under the 401(k) plan, the non-elective and matching contributions TVA makes to participant accounts depends on the employee's hire date, years of service, and individual elections. Non-elective employer contributions for eligible participants range from three percent to six percent and matching employer contributions range from 1.5 percent to six percent. TVA recognized 401(k) contribution costs of $125 million, $124 million, and $116 million during 2026, 2025, and 2024, respectively.

Supplemental Executive Retirement Plan. The SERP was established for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits imposed by IRS rules applicable to the qualified defined benefit pension plan. In July 2025, the SERP was amended so that participants will cease accruing new benefits on September 30, 2025. However, participants will continue to be entitled to receive benefits earned and accrued through September 30, 2025.

Restoration Plan. TVA established the RP, a nonqualified excess 401(k) plan, to allow certain eligible employees whose contributions to the 401(k) plan are limited by IRS rules to save additional amounts for retirement and receive non-elective and matching employer contributions. Additionally, the RP, which previously prohibited participation by any TVA executive who was a participant in the SERP, was amended to authorize participation for all executives otherwise entitled to participate, effective October 1, 2025. TVA recognized RP benefit costs of $3 million in 2026, $2 million in 2025, and $1 million in 2024.

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

Accounting Mechanisms

Regulatory Accounting.  For pension and other post-retirement plans, TVA has classified all amounts related to unrecognized prior service costs/(credits), net actuarial gains or losses, and the funded status as regulatory assets or liabilities as such amounts are probable of collection in future rates.

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

Amortization of Prior Service Cost/(Credit). Amortization of net prior service cost/(credit) resulting from a plan change is included as a component of period expense in the year first recognized and every year thereafter until it is fully amortized.  The increase or decrease in the benefit obligation due to the plan change is amortized over the average remaining service period of participating employees expected to receive benefits under the plan. The pension and post-retirement plans currently have prior service costs/(credits) from plan changes made in 2016 and 2018, with remaining amortization periods ranging from one to three years. However, when a plan change reduces the benefit obligation, existing positive prior service costs are reduced or eliminated starting with the earliest established before a new prior service credit base is established.

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

Obligations and Funded Status

The changes in plan obligations, assets, and funded status for the years ended September 30, 2026 and 2025, were as follows:

Obligations and Funded Status For the years ended September 30 (in millions)
825,100,000	Pension Benefits		Other Post-Retirement Benefits
859,400,000	2026	2025	2026	2025
Change in benefit obligation
Benefit obligation at beginning of year	$10,301	$11,002	$291	$353
Service cost	23	32	9	11
Interest cost	544	526	16	17
Plan participants' contributions	2	3	—	—
Collections(1)	—	—	13	12
Actuarial (gain) loss	(815)	(457)	15	(67)
Curtailments(2)	—	(1)	—	—
Special/contractual termination benefits(3)	—	—	—	1
Net transfers (to) from variable fund/401(k) plan	1	2	—	—
Expenses paid	(6)	(7)	—	—
Benefits paid	(808)	(799)	(37)	(36)
Benefit obligation at end of year	9,242	10,301	307	291

Change in plan assets
Fair value of net plan assets at beginning of year	8,594	8,673	—	—
Actual return on plan assets	156	412	—	—
Plan participants' contributions	2	3	—	—
Collections(1)	—	—	13	12
Net transfers (to) from variable fund/401(k) plan	1	2	—	—
Employer contributions	312	310	24	24
Expenses paid	(6)	(7)	—	—
Benefits paid	(808)	(799)	(37)	(36)
Fair value of net plan assets at end of year	8,251	8,594	—	—
Funded status	$(991)	$(1,707)	$(307)	$(291)
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

    For 2026, the $815 million pension benefit obligation actuarial gain was primarily due to the increase in the discount rate from 5.47 percent to 6.59 percent, which decreased the liability by $942 million. These gains were partially offset by a $63 million actuarial loss due to observed plan experience primarily due to heavier retirement experience than expected related to TVA's restructuring activities. See Note 3 — Restructuring. Additionally, TVA recognized a $62 million actuarial loss from assumption changes due to higher Cost of Living Adjustment ("COLA") and higher interest crediting rates than previously assumed and a $2 million loss due to mortality assumption changes.

For 2025, the $457 million pension benefit obligation actuarial gain was primarily due to the increase in the discount rate from 4.95 percent to 5.47 percent, which decreased the liability by $514 million. These gains were partially offset by a $39 million actuarial loss due to observed plan experience and an $18 million actuarial loss from assumption changes due to higher COLA and higher interest crediting rates than previously assumed.

The other post-retirement actuarial loss for 2026 increased the benefit obligation by $15 million. TVA recognized a $47 million actuarial loss as a result of updating the pre-Medicare health care cost trend rates to reflect observed and anticipated plan experience. In addition, TVA recognized an $8 million actuarial loss related to demographic experience, primarily due to higher claims costs for 2026 than previously assumed and heavier early retirement experience than expected related to TVA's restructuring activities. See Note 3 — Restructuring. These losses were partially offset by a $40 million actuarial gain due to the increase in the discount rate from 5.62 percent to 6.69 percent.

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

Amounts related to these benefit plans recognized on TVA's Consolidated Balance Sheets consist of regulatory assets and liabilities that have not been recognized as components of net periodic benefit cost at September 30, 2026 and 2025, and the funded status of TVA's benefit plans, which are included in Accounts payable and accrued liabilities and Post-retirement and post-employment benefit obligations:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30 (in millions)
	Pension Benefits		Other Post-Retirement Benefits
	2026	2025	2026	2025
Regulatory assets (liabilities)	$1,006	$1,531	$(94)	$(131)
Accounts payable and accrued liabilities	(11)	(9)	(19)	(17)
Pension and post-retirement benefit obligations(1)	(980)	(1,698)	(288)	(274)
Note
(1) The table above excludes $178 million of post-employment benefit costs and $4 million of RP costs at September 30, 2026, and $208 million of post-employment benefit costs and $3 million of RP costs at September 30, 2025 that are recorded in Post-retirement and post-employment benefit obligations on the Consolidated Balance Sheets.

Unrecognized amounts included in regulatory assets or liabilities yet to be recognized as components of accrued benefit cost at September 30, 2026 and 2025, consisted of the following:

Post-Retirement Benefit Costs Deferred as Regulatory Assets (Liabilities) At September 30 (in millions)
	Pension Benefits		Other Post-Retirement Benefits
	2026	2025	2026	2025
Unrecognized prior service credit	$(69)	$(158)	$(7)	$(25)
Unrecognized net loss (gain)	1,075	1,689	(87)	(106)
Total regulatory assets (liabilities)	$1,006	$1,531	$(94)	$(131)

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

Accumulated Benefit Obligations in Excess of Plan Assets At September 30 (in millions)
	2026	2025
Accumulated benefit obligation	$9,228	$10,278
Fair value of net plan assets	8,251	8,594

The components of net periodic benefit cost for the years ended September 30, 2026, 2025, and 2024 were as follows:

Components of Net Periodic Benefit Cost(1) For the years ended September 30 (in millions)
	Pension Benefits			Other Post-Retirement Benefits
	2026	2025	2024	2026	2025	2024
Service cost	$23	$32	$29	$9	$11	$11
Interest cost	544	526	579	16	17	21
Expected return on plan assets	(495)	(505)	(494)	—	—	—
Amortization of prior service credit	(89)	(89)	(89)	(17)	(17)	(17)
Recognized net actuarial loss (gain)	137	173	99	(5)	(1)	(1)
Total net periodic benefit cost as actuarially determined	120	137	124	3	10	14
Special/contractual termination benefits(2)	—	—	—	—	1	—
Total net periodic benefit cost	$120	$137	$124	$3	$11	$14
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

Actuarial Assumptions Utilized to Determine Benefit Obligations at September 30
	Pension Benefits		Other Post-Retirement Benefits
	2026	2025	2026	2025
Discount rate	6.59%	5.47%	6.69%	5.62%
Average rate of compensation increase	3.95%	3.97%	N/A	N/A
Weighted average interest crediting rate	5.00%	5.11%	N/A	N/A
Cost of living adjustment (COLA)(1)	2.00%	2.00%	2.00%	2.00%
Pre-Medicare eligible per capita claims costs(2)
Current health care cost trend rate	N/A	N/A	9.00%	7.75%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2040	2036
Pre-Medicare eligible per capita contributions(2)
Current health care cost trend rate	N/A	N/A	9.00%	7.75%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2040	2036
Post-Medicare eligible
Current health care cost trend rate	N/A	N/A	—%	—%
Ultimate health care cost trend rate	N/A	N/A	4.00%	4.00%
Year ultimate trend rate is reached	N/A	N/A	2029	2029
Note
(1) The COLA assumption rate is the ultimate long-term rate. The CY rate for 2027 is assumed to be 2.98 percent, and for years thereafter the ultimate rate is used.
(2) The pre-Medicare eligible per capita claims costs and per capita contributions trend rates were both reset to the initial rate of 9.00 percent, declining 0.50 percent for the next three years, and 0.25 percent per year thereafter until they reach the ultimate trend rate of 5.00 percent in 2040.

Actuarial Assumptions Utilized to Determine Net Periodic Benefit Cost for the Years Ended September 30(1)
	Pension Benefits			Other Post-Retirement Benefits
	2026	2025	2024	2026	2025	2024
Discount rate	5.47%	4.95%	5.95%	5.62%	5.00%	6.05%
Expected return on plan assets(2)	6.50%	6.50%	6.50%	N/A	N/A	N/A
Weighted average interest crediting rate	5.09%	5.11%	5.13%	N/A	N/A	N/A
Cost of living adjustment (COLA)(3)	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%
Average rate of compensation increase	3.95%	3.96%	4.01%	N/A	N/A	N/A
Pre-Medicare eligible per capita claims costs
Current health care cost trend rate	N/A	N/A	N/A	7.75%	7.25%	7.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2036	2034	2034
Pre-Medicare eligible per capita contributions
Current health care cost trend rate	N/A	N/A	N/A	7.75%	7.25%	5.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2036	2034	2022
Post-Medicare eligible
Current health care cost trend rate	N/A	N/A	N/A	—%	—%	—%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.00%	4.00%	4.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2029	2026	2026
Notes
(1) The actuarial assumptions used to determine the benefit obligations at September 30 of each year are subsequently used to determine net periodic benefit cost for the following year except the assumptions rate of compensation increase and weighted average interest crediting rate.
(2) The actual return on assets for 2026, 2025, and 2024 was 1.87 percent, 4.90 percent, and 12.72 percent, respectively.
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

    Mortality.  The mortality assumption is comprised of a base table that represents the current future life expectancy adjusted by an improvement scale to project future improvements in life expectancy. TVA's mortality assumptions are based upon actuarial projections in combination with studies of the actual mortality experience of TVA's pension and post-retirement benefit plan participants while taking into consideration the published Society of Actuaries ("SOA") mortality table and projection scale at September 30, 2026.

The following mortality assumptions were used to determine the benefit obligations for the pension and other post-retirement benefit plans at September 30, 2026, 2025, and 2024. Assumptions used to determine year-end benefit obligations are the assumptions used to determine the subsequent year's net periodic benefit costs.

Mortality Assumptions At September 30
	2026	2025	2024
Mortality table	PRI-2012 Upper Quartile table (adjusted)	PRI-2012 Upper Quartile table (adjusted)	PRI-2012 Upper Quartile table (adjusted)
Improvement scale	MP-2021 (modified)	MP-2021 (modified)	MP-2021 (modified)

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

TVA's COLA assumption is derived from long-term expectations of the expected future rate of inflation, based upon capital market assumptions, economic forecasts, and the Federal Reserve policy. The actual CY COLA and the long-term COLA assumption are used to determine the benefit obligation at September 30 and the net periodic benefit costs for the following fiscal year.  The actual CY COLAs for 2026, 2025, and 2024 were 2.50 percent, 2.77 percent, and 4.44 percent, respectively.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions:

Sensitivity to Certain Changes in Pension Assumptions
Actuarial Assumption	Change in Assumption	Impact on 2026 Pension Cost (in millions)	Impact on 2026 Projected Benefit Obligation (in millions)
Discount rate	(0.25)%	$10	$196
Rate of return on plan assets	(0.25)%	19	N/A
Cost of living adjustments	0.25%	22	140

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Plan Investments

    In June 2025, based on current market conditions and updated capital market assumptions, the asset allocation policy was modified to progress towards the goal of reducing risk and volatility in the TVARS investment portfolio. TVARS investments are being reallocated in a prudent manner over time to move toward the new asset allocation targets. Pursuant to the TVARS Rules and Regulations, any proposed changes in asset allocation that would change TVARS's assumed rate of investment return are subject to the review and veto of the TVA Board. The qualified pension plan assets are invested across fixed income, equities, and real assets. The TVARS asset allocation policy includes permissible deviations from target allocations, and action can be taken, as appropriate, to rebalance the plan's assets consistent with the asset allocation policy. At September 30, 2026 and 2025, the asset holdings of TVARS included the following:

Asset Holdings of TVARS
		Plan Assets at September 30
Asset Category	Target Allocation	2026	2025
Fixed Income	68%	62%	59%
Equity	20%	20%	23%
Real Assets	12%	18%	18%
Total	100%	100%	100%

Fair Value Measurements

    The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2026:

TVA Retirement System At September 30, 2026 (in millions)
	Total(1)(2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$258	$246	$—	$12

Preferred securities	2	—	—	2

Debt securities
Corporate debt securities	660	—	658	2
Mortgage and asset-backed securities	25	—	25	—
Debt securities issued by U.S. Treasury and other U.S. government agencies	1,208	1,134	74	—
Debt securities issued by foreign governments	17	—	17	—
Debt securities issued by state/local governments	14	—	14	—

Commingled funds measured at net asset value(3)
Equity	705	—	—	—
Debt	1,565	—	—	—

Institutional mutual funds	244	244	—	—
Cash equivalents and other short-term investments	171	12	159	—
Private credit funds measured at net asset value(3)	1,249	—	—	—
Private equity funds measured at net asset value(3)	1,039	—	—	—
Private real asset funds measured at net asset value(3)	1,110	—	—	—

Securities lending collateral	281	—	281	—

Derivatives
Futures	6	6	—	—
Swaps	3	—	3	—
Total assets	$8,557	$1,642	$1,231	$16

Liabilities
Derivatives
Futures	$21	$21	$—	$—
Swaps	1	—	1	—
Total liabilities	$22	$21	$1	$—
Notes
(1)  Excludes approximately $3 million in net payables associated with security purchases and sales and various other payables.
(2)  Excludes a $281 million payable for collateral on loaned securities in connection with TVARS's participation in securities lending programs.
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

    The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2025:

TVA Retirement System At September 30, 2025 (in millions)
	Total(1)(2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$740	$727	$—	$13

Preferred securities	2	—	—	2

Debt securities
Corporate debt securities	770	—	764	6
Mortgage and asset-backed securities	523	—	520	3
Debt securities issued by U.S. Treasury and other U.S. government agencies	433	433	—	—
Debt securities issued by foreign governments	18	—	18	—
Debt securities issued by state/local governments	17	—	17	—

Commingled funds measured at net asset value(3)
Equity	286	—	—	—
Debt	1,845	—	—	—

Institutional mutual funds	196	196	—	—
Cash equivalents and other short-term investments	181	10	171	—
Private credit funds measured at net asset value(3)	1,175	—	—	—
Private equity funds measured at net asset value(3)	1,290	—	—	—
Private real asset funds measured at net asset value(3)	1,209	—	—	—

Securities lending collateral	142	—	142	—

Derivatives
Futures	3	3	—	—
Swaps	7	—	7	—
Total assets	$8,837	$1,369	$1,639	$24
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

The following table provides a reconciliation of beginning and ending balances of pension plan assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (in millions)
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at September 30, 2024	$65
Net realized/unrealized gains (losses)	10
Purchases, sales, issuances, and settlements (net)	(18)
Transfers in and/or out of Level 3	(33)
Balance at September 30, 2025	24
Net realized/unrealized gains (losses)	(2)
Purchases, sales, issuances, and settlements (net)	(4)
Transfers in and/or out of Level 3	(2)
Balance at September 30, 2026	$16

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

    Debt Securities Issued by U.S. Treasury and Other U.S. Government Agencies. For U.S. Treasury securities, fair values reflect the closing price reported in the active market in which the security is traded (Level 1 inputs). Debt securities issued by other U.S. governmental agencies are typically priced using market-data-based pricing models, and are therefore classified as Level 2.

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

    The pension plan is invested in debt commingled funds, which can be categorized as either passively managed index funds or actively managed funds. The pension plan's debt index fund invests in a diversified portfolio of fixed-income securities and derivatives of varying maturities to replicate the characteristics of the Bloomberg Barclays Capital U.S. TIPS and the Bloomberg U.S. Treasury Index. The investment objective of each passively managed fund is to replicate the performance of its particular index. The actively managed debt funds seek to outperform certain fixed-income benchmarks through fundamental research and analysis. The funds invest in a diversified portfolio of fixed income securities and derivatives of varying maturities. Varying by strategy, fund objectives include achieving a positive relative total return through active credit selection and providing risk management through desired strategic exposures.

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

    Private Real Asset Investments. The pension plan's ownership in private real asset investments consists of a pro rata share and not a direct ownership of the underlying investments. The fair values of the pension plan's private real asset investments are estimated utilizing NAVs provided by the investment managers. These investments have not been classified in the fair value hierarchy in accordance with FASB guidance issued in May 2015. The investment strategies and methodologies utilized by the investment managers to calculate their NAVs are summarized below.

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

Cash Flows

Estimated Future Benefit Payments.  The following table sets forth the estimated future benefit payments under the benefit plans.

Estimated Future Benefits Payments At September 30, 2026 (in millions)
	Pension Benefits(1)	Other Post-Retirement Benefits
2027	$839	$20
2028	834	19
2029	828	19
2030	816	19
2031	810	20
2032 - 2036	3,864	118
Note
(1) Participants are assumed to receive the Fixed Fund in a lump sum in lieu of available annuity options allowed for certain grandfathered participants resulting in higher estimated pension benefits payments.

Contributions.  TVA made contributions to the pension plan of $300 million for 2026 and 2025. TVA has committed to make a minimum contribution of $300 million per year through 2036 or until the plan has reached and remained at 100 percent funded status under the actuarial rules applicable to TVARS. TVA made SERP contributions of $12 million and $10 million for 2026 and 2025, respectively. TVA made cash contributions to the other post-retirement benefit plans of $21 million (net of $8 million in rebates) and $24 million (net of $5 million in rebates) for 2026 and 2025, respectively. In addition, TVA recognized 401(k) contribution costs of $125 million and $124 million for the years ended September 30, 2026 and 2025, respectively. TVA expects to contribute $300 million to TVARS, $12 million to the SERP, and $20 million to the other post-retirement benefit plans in 2027.

Other Post-Employment Benefits

    Post-employment benefit cost estimates are revised to properly reflect changes in actuarial assumptions made at the end of each year. TVA utilizes a discount rate determined by reference to the U.S. Treasury Constant Maturities corresponding to the calculated average durations of TVA's future estimated post-employment claims payments. The use of a 5.29 percent discount rate resulted in the recognition of $5 million in expenses in 2026 and an unpaid benefit obligation of $202 million at September 30, 2026. The use of a 4.16 percent discount rate resulted in the recognition of $3 million in expenses in 2025 and an unpaid benefit obligation of $233 million at September 30, 2025. The use of a 3.81 percent discount rate resulted in the recognition of approximately $21 million in expenses in 2024 and an unpaid benefit obligation of $258 million at September 30, 2024. The U.S. Department of Labor ("DOL") administers TVA's worker compensation program and invoices TVA annually for claims processed.

The decrease in the unpaid obligation at September 30, 2026, compared to the prior year was due primarily to the increase in the discount rate from 4.16 percent in 2025 to 5.29 percent in 2026 and a decrease in overall claims experience. The DOL billed TVA $24 million for 2026 claims due in October 2026. TVA estimated claims for 2027 are $22 million.

The decrease in the unpaid obligation at September 30, 2025, compared to the prior year was due primarily to the increase in the discount rate from 3.81 percent in 2024 to 4.16 percent in 2025 and a decrease in overall claims experience. TVA paid $25 million for 2025 claims to the DOL in October 2025.

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

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30 (in millions)
	2026	2025
Accounts payable and accrued liabilities	$24	$25
Post-retirement and post-employment benefit obligations	178	208

22. Collaborative Arrangement

In 2023, TVA, Ontario Power Generation, BWRX TCA sp. z.o.o., and GE Vernova Hitachi Nuclear Energy ("GVH") entered into a multi-party collaborative arrangement to advance the global deployment of the GVH BWRX-300 small modular reactor. GVH is responsible for standard design development. Under the agreement, TVA has contributed $93 million for design costs incurred by GVH through 2026. At the time feasibility is determined, TVA will have the right to use the design and may receive additional economic benefits.
Payments pursuant to the agreement are recorded as research and development expense, which is reflected as Operating and maintenance expense on TVA's Consolidated Statements of Operations in the period incurred. TVA recorded $2 million and $11 million of expenses related to this agreement for the years ended September 30, 2026 and 2025, respectively.

23. Commitments and Contingencies

Commitments

    Power Purchase Obligations.  TVA has contracted with various independent power producers and LPCs for additional capacity to be made available to TVA. Several of these agreements have contractual minimum payments and are accounted for as either finance or operating leases.  In total, these agreements provide 6,817 megawatts ("MW") of summer net capability.  The remaining terms of the agreements range up to 22 years.  Additionally, TVA has contracted with regional transmission organizations to reserve 3,750 MW of transmission service to support purchases from the market and certain PPAs. The remaining terms of these agreements range up to six years. TVA recorded $539 million, $696 million, and $519 million of expense under these power purchase and transmission service agreements during 2026, 2025, and 2024, respectively.

TVA has one power purchase agreement that was negotiated as part of arranging financing for the facility. At September 30, 2026, the non-lease portion of the commitment under this agreement for each of the next five years and thereafter is shown below:

	2027	2028	2029	2030	2031	Thereafter
Unconditional purchase obligation	173	173	173	173	173	86

Under federal law, TVA is obligated to purchase power from qualifying facilities (cogenerators and small power producers).  As of September 30, 2026, there was a combined qualifying facility capacity of 277 MW from 1,414 different generation sources, from which TVA purchased power under this law.

Unfunded Loan Commitments. At September 30, 2026, TVA had no commitments under unfunded loan commitments for 2027 through 2031.

Other Commitments. See Note 9 — Leases, Note 12 — Variable Interest Entities, Note 15 — Debt and Other Obligations, Note 17 — Fair Value Measurements, and Note 21 — Benefit Plans for the obligations and commitments attributable to leases, VIEs and membership interests of VIEs subject to mandatory redemption, leaseback obligations, and the retirement plan, respectively.

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

In the event that a nuclear incident results in public liability claims, the primary level provided by American Nuclear Insurers combined with the Secondary Financial Protection should provide up to $16.4 billion in coverage.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options authorized by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At September 30, 2026, $3.0 billion, representing the discounted value of future estimated nuclear decommissioning costs, was included in nuclear AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions. TVA bases its nuclear decommissioning estimates on site-specific cost studies. The most recent study was approved and implemented in September 2022. Site-specific cost studies are updated for each of TVA's nuclear units at least every five years.

TVA maintains an NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  See Note 17 — Fair Value Measurements — Investment Funds. TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments and additional contributions, if necessary, will be available to support decommissioning.  TVA's operating nuclear power units are licensed through various dates between 2036 - 2056, depending on the unit.  In December 2025, TVA extended the operating life of the three units at Browns Ferry. It may also be possible to extend the operating life of other nuclear units with approval from the NRC.  See Note 11 — Regulatory Assets and Liabilities — Nuclear Decommissioning Costs and Note 14 — Asset Retirement Obligations.

Non-Nuclear Decommissioning.  At September 30, 2026, $6.0 billion, representing the discounted value of future estimated non-nuclear decommissioning costs, was included in non-nuclear AROs.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. TVA updates its underlying assumptions for non-nuclear decommissioning AROs at least every five years. However, material changes in underlying assumptions that impact the amount and timing of undiscounted cash flows are continuously monitored and incorporated into ARO balances in the period identified.

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

Compliance with the EPA 2015 Coal Combustion Residuals Rule ("2015 CCR Rule") requires implementation of a groundwater monitoring program, additional engineering, evaluation of authorized closure methods, coordination with certain state authorities, and ongoing monitoring and analysis at each TVA CCR unit. As further analyses are performed, including evaluation of monitoring results, there is the potential for additional costs for investigation, closure, and/or remediation. In addition, on May 8, 2024, EPA published its Legacy CCR Rule, which expanded the scope of the existing regulatory requirements of the 2015 CCR Rule to include two additional classes of CCR units: Legacy Surface Impoundments (“Legacy SIs”) and CCR Management Units ("CCRMUs"). As a result of the enactment of the final rule, during 2024, TVA recorded additional estimated AROs and recorded a corresponding regulatory asset due to AROs being associated with closed sites and asset retirement costs having been fully depreciated. However, the amounts recorded are subject to various uncertainties, and actual amounts may differ materially based upon a number of factors, including, but not limited to, the outcome of legal challenges to the Legacy CCR Rule, ongoing evaluations of the number and scope of newly regulated units, determinations on final closure requirements and performance standards, and possible changes to the Legacy CCR Rule by EPA. See Note 14 — Asset Retirement Obligations.

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

On March 12, 2025, the EPA Administrator announced that EPA will reconsider 31 rules, including (1) regulations on power plants, (2) Mercury and Air Toxics Standards, (3) steam electric effluent limitation guidelines, (4) National Ambient Air Quality Standards ("NAAQS") for particulate matter, (5) regulations regarding regional haze, (6) the Good Neighbor Plan, and (7) CCR regulations. TVA cannot predict the outcome of such reevaluations or their impact on TVA's financial results or operations.

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

On September 14, 2026, EPA announced a final rule repealing most of the GHG standards established in the 2024 GHG rule, including all emission guidelines for existing fossil-fuel fired steam generating units and carbon capture and sequestration/storage requirements for new base load stationary combustion turbines and existing fossil-fuel fired steam generating units. Simultaneously, EPA issued a proposed supplemental rulemaking that would rescind all remaining GHG emission requirements for power plants under Section 111 of the Clean Air Act ("CAA"). TVA is currently evaluating how these changes will impact its operations.

Liability for releases, natural resource damages, and required cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and other federal and parallel state statutes.  In a manner similar to many other governmental entities, industries, and power systems, TVA has generated or used hazardous substances over the years. TVA operations at some facilities have resulted in releases of contaminants that TVA has addressed or is addressing consistent with state and federal requirements.  At September 30, 2026 and 2025, TVA's estimated liability for required cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was $2 million and $8 million, respectively, on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Additionally, the potential inclusion of new hazardous substances under CERCLA and RCRA jurisdiction could significantly affect TVA's future liability for remediating historical releases.

In August 2015, the Tennessee Department of Environment and Conservation ("TDEC") issued an order that includes an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks. TVA is also following a similar process pursuant to a consent order. At September 30, 2026 and 2025, TVA's estimated liability for costs associated with environmental remediation activities for the sites covered by these orders for which sufficient information is available to develop a cost estimate was approximately $342 million and $319 million, respectively, on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The current estimated time frame for work related to these remediation activities for which TVA has a cost estimate is through 2045.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities.

General. At September 30, 2026, TVA had accrued $78 million of probable losses with respect to Legal Proceedings. Of the accrued amount, $9 million is included in Other long-term liabilities and $69 million is included in Accounts payable and accrued liabilities.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. On April 14, 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups (collectively, the "Environmental Agreements"). To resolve alleged New Source Review claims, TVA committed under the Environmental Agreements to, among other things, take now-completed actions regarding coal units and invest $290 million in certain TVA environmental projects. Of this amount, TVA had spent approximately $286 million as of September 30, 2026. Additionally, TVA holds restricted cash in an interest earning trust to fund the remaining project commitments. Any interest earned through the trust must also be spent on agreed upon environmental projects. The total remaining committed costs, including interest earned through the trust, were approximately $6 million as of September 30, 2026.
The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the September 30, 2026, Consolidated Balance Sheets. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the Environmental Agreements as regulatory assets, and they are included as such on the September 30, 2026, Consolidated Balance Sheets and will be recovered in rates in future periods.

NEPA Case Involving Cumberland Combined Cycle Plant. On June 14, 2023, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club filed a lawsuit in the United States District Court for the Middle District of Tennessee alleging that TVA violated NEPA in deciding to build a 1,450 MW combined cycle plant at its Cumberland facility. The plaintiffs requested the court, among other things, to enter a declaratory judgment that the Cumberland EIS violated NEPA and TVA's decision to issue the Cumberland Record of Decision was arbitrary, capricious, and/or not in accordance with law; enter a declaratory judgment that TVA’s failure to supplement the Cumberland EIS violated NEPA and was arbitrary, capricious, and/or not in accordance with law; vacate the Cumberland EIS and the Cumberland Record of Decision; order TVA to prepare a revised draft EIS or supplemental EIS subject to public comment that corrects the NEPA violations identified by the plaintiffs; and enjoin further construction and operation of CUG until TVA has complied with NEPA. On April 17, 2026, the parties agreed to dismiss the case, and on April 20, 2026, the court approved the dismissal and closed the case.

Case Involving Alleged Violations of Clean Air Act at Cumberland. On June 25, 2026, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club sent a Notice of Intent to Sue TVA alleging TVA constructed and is operating CUG in violation of the CAA. On September 8, 2026, Appalachian Voices and the Sierra Club filed a lawsuit against TVA and

Cumberland Combined Cycle Generation, LLC, in the U.S. District Court for the Middle District of Tennessee, alleging, among other things, that TVA violated the CAA by constructing CUG without a Prevention of Significant Deterioration ("PSD") permit and that TVA is violating the CAA by operating CUG without a PSD permit and without applying Best Available Control Technology ("BACT"). The plaintiffs asked the court, among other things, to (1) rule that TVA has violated and continues to violate the CAA and Tennessee’s State Implementation Plan ("SIP"); (2) enjoin construction and operation of CUG until TVA receives a PSD permit; (3) order TVA to comply with emission limits that reflect BACT; and (4) award civil penalties of up to $124,426 per day, per violation. The plaintiffs allege that violations began on August 17, 2024.

On August 21, 2026, the Technical Secretary of the Tennessee Air Pollution Control Board issued a Consent Order with TVA that is intended to establish a pathway for TVA compliance with respect to ongoing activities at CUF and CUG. Under the Consent Order, the Technical Secretary may assess a civil penalty of up to $25,000 per day for each day of violation of the Tennessee Air Quality Act ("TAQ Act") or the Tennessee Air Pollution Control Regulations ("TAPC Regulations"), and TVA was assessed a $202,650 civil penalty for violation of the TAQ Act and TAPC Regulations. The plaintiffs allege that the Consent Order does not bar their lawsuit. TVA plans to file a motion to dismiss the lawsuit and cannot predict the outcome of the lawsuit. See Note 8 — Plant Closures for a discussion of the status of the coal units at CUF.

NEPA Case Involving Kingston Gas-Fired Plant. On October 10, 2024, Appalachian Voices, the Center for Biological Diversity, and the Sierra Club filed a lawsuit in the United States District Court for the Eastern District of Tennessee alleging that TVA violated NEPA and TVA’s least-cost planning obligations in deciding to build a gas plant at its Kingston site. The plaintiffs requested that the court, among other things, enter a declaratory judgment that the Kingston EIS violated NEPA and that TVA's decision to issue the Kingston Record of Decision was arbitrary, capricious, and/or not in accordance with law; enter a declaratory judgment that TVA’s least-cost-planning analysis was arbitrary, capricious, and/or not in accordance with law; vacate the Kingston Final EIS and the Kingston Record of Decision; order TVA to prepare a revised draft EIS or supplemental EIS that complies with NEPA and least-cost-planning requirements; and enjoin further construction and operation of KIG until TVA has complied with NEPA, least-cost-planning requirements, and the Administrative Procedure Act. On January 23, 2026, the plaintiffs filed a motion for summary judgment, and on March 9, 2026, TVA filed its cross-motion for summary judgment. On August 31, 2026, the court issued its ruling on the summary judgment motions and vacated the Kingston Final EIS and the Kingston Record of Decision. On September 21, 2026, TVA filed an appeal of the district court's decision to the United States Court of Appeals for the Sixth Circuit ("Sixth Circuit"). On September 23, 2026, the Sixth Circuit issued an administrative stay of the district court’s order, and on October 16, 2026, the Sixth Circuit stayed the district court’s order pending TVA’s appeal. Briefing on the appeal is scheduled to be completed by January 6, 2027. TVA cannot predict the outcome of this litigation. See Note 8 — Plant Closures for a discussion of the status of the coal units at KIF.

Challenge to Kingston Construction Permit. On December 16, 2024, the Southern Environmental Law Center filed an appeal on behalf of Appalachian Voices challenging the construction permit that the Technical Secretary acting on behalf of the Tennessee Air Pollution Control Board issued to TVA on November 15, 2024, for the construction of natural gas generation at the Kingston site. Appalachian Voices alleges that TDEC unlawfully issued a construction permit that would allow TVA to construct the plant without meeting the requirements set forth in the TAQ Act or the CAA. Among other things, Appalachian Voices requested that the Tennessee Air Pollution Control Board stay the effectiveness of the permit and order TDEC to revoke the permit. On January 7, 2025, TVA filed a petition to intervene in the administrative proceeding, which was granted on January 15, 2025. On August 20, 2025, the administrative law judge issued an order upholding the construction permit and denying Appalachian Voices' petition challenging the permit. Appalachian Voices did not appeal the initial order to the Tennessee Air Pollution Control Board by the deadline of September 19, 2025, so the order became final. On November 18, 2025, Appalachian Voices filed a petition for judicial review of the final order in the Chancery Court of Davidson County, Tennessee, naming the Tennessee Air Pollution Control Board, TDEC, and TVA as the respondents. TVA removed the matter to the U.S. District Court for the Middle District of Tennessee on December 18, 2025. Initially, Appalachian Voices moved to remand the case back to state court, but on April 15, 2026, Appalachian Voices replaced that motion with a motion (1) to temporarily remand the matter to the Tennessee Air Pollution Control Board so that additional evidence of the TVA Board's February 2026 CUF and KIF authorization could be presented to the Tennessee Air Pollution Control Board and (2) to suspend the construction permit pending the presentation of the additional evidence to the Tennessee Air Pollution Control Board. On April 29, 2026, TVA filed a response in opposition to this motion. At the direction of the court, the parties have begun mediation efforts to resolve the case. TVA cannot predict the outcome of this litigation.

Case Involving Alleged Violations of Clean Air Act at Kingston. On July 20, 2026, Appalachian Voices and the Sierra Club sent a Notice of Intent to Sue TVA for alleged violations of the CAA and the Tennessee SIP as to KIG and KIF. On September 24, 2026, the same parties filed a lawsuit against TVA in the U.S. District Court for the Eastern District of Tennessee, alleging, among other things, that TVA is violating the CAA and Tennessee SIP by constructing KIG before obtaining a PSD permit. The plaintiffs asked the court, among other things, to (1) rule that TVA has violated and continues to violate the CAA and Tennessee SIP, (2) enjoin construction and operation of KIG until TVA receives a PSD permit, and (3) award civil penalties of up to $124,426 per day, per violation.

On August 21, 2026, the Technical Secretary of the Tennessee Air Pollution Control Board issued a Consent Order with TVA that is intended to establish a pathway for TVA compliance with respect to ongoing activities at KIF and KIG. Under the Consent Order, the Technical Secretary may assess a civil penalty of up to $25,000 per day for each day of violation of the TAQ Act or the TAPC Regulations, and TVA was assessed a $202,650 civil penalty for violation of the TAQ Act and TAPC Regulations.

The plaintiffs allege that the Consent Order does not bar their lawsuit. TVA plans to file a motion to dismiss the lawsuit and cannot predict the outcome of the lawsuit. See Note 8 — Plant Closures for a discussion of the status of the coal units at KIF.

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

TVA paid the U.S. Treasury $8 million, $8 million, and $7 million in 2026, 2025, and 2024, respectively, as a return on the Power Program Appropriation Investment.  The amount of the return on the Power Program Appropriation Investment is based on the Power Program Appropriation Investment balance at the beginning of that year and the computed average interest rate payable by the U.S. Treasury on its total marketable public obligations at the same date.  The interest rates payable by TVA on the Power Program Appropriation Investment were 2.94 percent, 3.39 percent, and 3.02 percent for 2026, 2025, and 2024, respectively.

TVA also has access to a financing arrangement with the U.S. Treasury pursuant to the TVA Act.  TVA and the U.S. Treasury entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility has a maturity date of September 30, 2027, and is typically renewed annually.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  See Note 15 — Debt and Other Obligations — Credit Facility Agreements.

In the normal course of business, TVA contracts with other federal agencies for sales of electricity and other services.   Transactions with agencies of the federal government were as follows:

Related Party Transactions At or for the years ended September 30 (in millions)
	2026	2025	2024
Revenue from sales of electricity	$132	$132	$118
Other income	245	309	273
Expenditures
Operating expenses	223	264	241
Additions to property, plant, and equipment	12	13	12
Cash and cash equivalents	50	31	31
Accounts receivable, net	110	89	81
Investment funds	558	534	495
Long-term accounts receivable	38	43	35
Accounts payable and accrued liabilities	78	41	45
Other long-term liabilities	698	—	—
Long-term power bonds, net	3	4	3
Return on power program appropriation investment	8	8	7

25. Segment Reporting

TVA operates as a single reportable segment that includes the generation, transmission, and sale of electricity throughout the Tennessee Valley. Revenue is primarily derived from wholesale electricity sales to LPCs and directly served customers. TVA's CEO serves as the CODM. The CODM uses net income in the annual planning process and to monitor budget versus actual results on a monthly basis in assessing financial performance and in determining how to allocate resources.1

The following table includes operating revenues, expenses, and net income as regularly provided to the CODM, which align directly to the amounts presented in TVA’s Consolidated Statements of Operations. As the segment measure used by the CODM is net income, no reconciliation is necessary.

For the years ended September 30 (in millions)
	2026	2025	2024(3)
Base revenue	$9,703	$9,415	$8,725
Fuel revenue	4,305	4,068	3,398
Other revenue	210	186	186
Off-system sales	9	7	8
Revenue capitalized during pre-commercial plant operations(1)	(9)	(4)	(3)
Total operating revenue	14,218	13,672	12,314

Fuel	2,618	2,376	2,169
Purchased power	2,193	2,106	1,581
Operating and maintenance	3,453	3,717	3,641
Depreciation and amortization	1,983	2,271	2,138
Interest expense	1,261	1,196	1,066
Tax equivalents	679	633	557
Other segment items(2)	(90)	13	27
Total expenses, net	12,097	12,312	11,179
Net income	$2,121	$1,360	$1,135
Notes
(1) Represents revenue capitalized during pre-commercial operations at CUG in 2026, the Johnsonville Facility in 2025, and the Paradise Facility in 2024.
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

Capital expenditures were $4.9 billion, $5.0 billion, and $3.9 billion for the years ended September 30, 2026, 2025, and 2024, respectively.

26. Subsequent Events

TVA established a Capacity Commitment Charge ("CCC") effective October 1, 2026, for new and expanding data center loads above 5 MW. TVA entered into a CCC agreement on November 10, 2026. Under the agreement, TVA is entitled to receive aggregate payments of $1.7 billion. An initial payment of $31 million is due upon execution of the agreement and the remaining balance will be paid over 59 subsequent installments. Capacity commitment charges under the agreement are based on a rate of approximately $1.5 million per MW of requested capacity above 5 MW. This rate reflects TVA's current cohort-based pricing methodology, which may be revised for future customer cohorts. TVA expects to record the initial payment to Accounts receivable, net and a corresponding Regulatory liability in November 2026. The classification of the Regulatory liability will be based on the determination of the amortization period, which TVA is currently evaluating.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tennessee Valley Authority

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tennessee Valley Authority (the Company) as of September 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital and cash flows for each of the three years in the period ended September 30, 2026, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 12, 2026 expressed an unqualified opinion thereon.

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

Valuation of Pension Benefit Obligation
Description of the Matter	At September 30, 2026, the Company’s pension benefit obligation was $9.2 billion. The Company utilizes certain actuarial assumptions to measure the pension benefit obligation at September 30, as more fully described in Note 21 to the consolidated financial statements.

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

Valuation of Alternative Investments
Description of the Matter
At September 30, 2026, the Company had $6.2 billion in investment funds and $8.3 billion in plan investments related to the defined benefit pension plan. Approximately 57% and 69% of investment funds and plan investments, respectively, are invested in private equity funds, private real asset funds, private credit funds, and commingled funds. These types of investments are referred to as “alternative investments”. These alternative investments are measured at fair value using the net asset value (or its equivalent) as more fully described in Note 17, for investment funds, and Note 21, for plan investments, to the consolidated financial statements.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s alternative investments’ valuation process. For example, we tested controls over management’s review of the alternative investment valuation, which included a comparison of returns to benchmarks and monitoring of investment managers’ valuation policies and procedures, as well as portfolio performance.

To test the valuation of the alternative investments, our audit procedures included, among others, comparing fund returns to selected relevant benchmarks and understanding variations as well as comparing fair values from the most recent audited financial statements to the Company’s estimated fair values. We obtained an understanding of the changes to the holdings in the investment portfolio and changes in investment strategies. We assessed the historical accuracy of management’s estimates by comparing actual fair values to previous estimates. We evaluated for contrary evidence by confirming the fair values of the investments and ownership interest directly with the trustee and with a sample of investment managers.

Valuation of Non-Nuclear Asset Retirement Obligations
Description of the Matter
At September 30, 2026, the Company’s non-nuclear asset retirement obligations (ARO) totaled $6.0 billion. As more fully described in Note 1 and Note 14 to the consolidated financial statements, the Company’s initial obligation associated with the retirement of non-nuclear generating sites, ash impoundments, transmission substation and distribution assets, and certain general facilities is recognized at fair value at the time the obligation is incurred using various judgments and assumptions. Revisions to the obligation are made whenever factors indicate that the timing or amounts of estimated cash flows have changed materially.

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

Determination of Composite Depreciation Rates
Description of the Matter
At September 30, 2026, the net book value of the Company’s completed plant was $32.0 billion and depreciation expense for the year then ended was $1.6 billion. As discussed in Note 1 of the consolidated financial statements, the Company accounts for depreciation of its properties using the composite depreciation convention of accounting. The composite method aggregates assets with similar economic characteristics into groups and depreciates each of these groups as one asset. When using the composite method, an underlying assumption is that each group of assets is depreciated to the end of the group’s estimated service life.

Under the composite method, a depreciation study is completed to determine group depreciation rates based on an asset group’s estimated service lives, salvage values, accumulated depreciation and other factors. A depreciation study is performed at least every five years, with the most recent study performed in 2026. These rates will be the basis of depreciation expense, and therefore, will impact depreciation expense beginning on October 1, 2026.

Auditing the Company’s depreciation study used to determine composite depreciation rates for assets subject to the composite method was complex due to the significant judgment involved in estimating service lives of assets subject to the composite method.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining composite depreciation rates. For example, we tested controls over management’s review of the estimated service life assumption described above and the relevant data inputs used in the determination of composite depreciation rates.

To test the estimated service lives of the assets subject to the composite method, we performed audit procedures that included, with the assistance of specialists, assessing the adequacy and relevance of the data and assumptions used by the Company in determining the asset group’s estimated service lives of assets subject to the composite method, among other procedures. We also tested the completeness and accuracy of the underlying data used in the determination of composite depreciation rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
Chattanooga, Tennessee
November 12, 2026

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA maintains disclosure controls and procedures designed to ensure that information required to be disclosed by TVA in reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to TVA's management, as appropriate, to allow timely decisions regarding required disclosure. TVA's management, including the Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer) (collectively "management"), evaluated the effectiveness of TVA's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2026.  Based on this evaluation, management concluded that TVA's disclosure controls and procedures were effective as of September 30, 2026.

Internal Control over Financial Reporting

(a)Management's Annual Report on Internal Control over Financial Reporting

TVA's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and required by Section 404 of the Sarbanes-Oxley Act.  TVA's internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Because of the inherent limitations in all control systems, internal control over financial reporting and systems may not prevent or detect misstatements.

TVA's management, including the CEO, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the design and effectiveness of TVA's internal control over financial reporting as of September 30, 2026, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, TVA's management concluded that TVA's internal control over financial reporting was effective as of September 30, 2026.

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

(b)Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, TVA completed the implementation of its enterprise resource planning cloud-based financial system, replacing the previous financial system. The implementation resulted in significant changes to processes, procedures, and controls which represent a material change to TVA’s internal control over financial reporting during the quarter ended March 31, 2026.

During the quarter ended September 30, 2026, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tennessee Valley Authority

Opinion on Internal Control Over Financial Reporting

We have audited Tennessee Valley Authority’s internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tennessee Valley Authority (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital and cash flows for each of the three years in the period ended September 30, 2026, and the related notes and our report dated November 12, 2026 expressed an unqualified opinion thereon.

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
November 12, 2026

ITEM 9B.  OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2026, no director or officer of TVA notified TVA of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Appointment of Mr. Skaggs as Chief Executive Officer

On November 10, 2026, TVA appointed Michael D. Skaggs as TVA’s Chief Executive Officer starting November 10, 2026, and continuing until April 24, 2028. Mr. Skaggs has the option, in his sole discretion, to extend his employment to April 24, 2029.

Mr. Skaggs will continue to receive an annual salary of $500,000. In addition, Mr. Skaggs may be entitled to receive additional compensation (“Additional Compensation”), payable as a lump sum within two months of the end of each of his one-year terms (i.e., April 24, 2027, 2028, and 2029), if he meets certain criteria established by the TVA Board.
The TVA Board may remove Mr. Skaggs from office only for Gross Misconduct, as defined in his offer letter dated as of November 10, 2026, a copy which is attached hereto as Exhibit 10.40 (“CEO Offer Letter”). Removal for any other reason may entitle Mr. Skaggs to receive an accelerated payment of any remaining salary and the Additional Compensation. The foregoing description of the compensation to which Mr. Skaggs is entitled is qualified in its entirety by reference to the CEO Offer Letter.
There are no family relationships between Mr. Skaggs and any director, executive officer, or person nominated or chosen to become a director or executive officer of TVA. Mr. Skaggs does not have a direct or indirect material interest in any transaction or arrangement in which TVA is a participant other than in connection with his employment as described above. Biographical information regarding Mr. Skaggs is included in Part III, Item 10, Directors, Executive Officers, and Corporate Governance.

Appointment of Mr. Rice as President and Chief Financial Officer

On November 10, 2026, TVA appointed Thomas C. Rice as TVA’s President and Chief Financial Officer effective November 16, 2026.

Mr. Rice will continue to receive an annual salary of $729,675; an 80 percent EAIP opportunity, which is currently $583,740; an LTR grant of $579,000; and an LTP grant of $1,355,000. In addition, TVA will provide Mr. Rice with an annual retirement contribution of at least $1,750,000 that will be made to his Restoration Plan account within 30 days from the end of each TVA fiscal year in which he serves as President and Chief Financial Officer (“Restoration Plan Contribution”). For fiscal year 2027, the Restoration Plan Contribution will be $1,750,000.

For purposes of Mr. Rice’s participation in TVA’s Executive Severance Plan, Mr. Rice will be entitled to a lump-sum cash separation payment calculated by multiplying the sum of his (a) annual salary, (b) target EAIP opportunity, and (c) target LTIP opportunity (collectively, “Covered Compensation”) by a severance multiple of 1.0. If Mr. Skaggs ceases to serve as TVA’s Chief Executive Officer for any reason, and within the following 18 months Mr. Rice either (1) is removed from his position as President and Chief Financial Officer for any reason other than for gross misconduct or (2) he resigns for Good Reason (as defined in his offer letter), then he will be entitled to a separation payment under the Executive Severance Plan by multiplying Covered Compensation by a severance multiple of 2.0. TVA agreed to indemnify Mr. Rice for any taxes, interest, or penalties that may arise under Section 409A of the Internal Revenue Code in connection with any severance payment, including a gross-up for additional taxes incurred as a result of such reimbursement.

As currently defined in the EAIP and LTIP, Mr. Rice has met the eligibility requirements for Retirement. While he continues to serve as President and Chief Financial Officer, TVA will not amend those plans in a manner that prevents him from meeting the eligibility requirements for Retirement.

The foregoing description of the compensation to which Mr. Rice is entitled is qualified in its entirety by reference to his offer letter dated as of November 10, 2026, a copy of which is attached hereto as Exhibit 10.45. Except as described below in Market Severance Agreements, no adjustments were made to any other existing elements of compensation for Mr. Rice.

There are no family relationships between Mr. Rice and any director, executive officer, or person nominated or chosen to become a director or executive officer of TVA. Mr. Rice does not have a direct or indirect material interest in any transaction or arrangement in which TVA is a participant other than in connection with his employment as described above. Biographical information regarding Mr. Rice is included in Part III, Item 10, Directors, Executive Officers, and Corporate Governance of this Annual Report.

Compensation Adjustments for Mr. Clare and Appointment of Mr. Clare as Chief Generation Officer

On November 11, 2026, CEO Michael D. Skaggs approved compensation adjustments for Allen A. Clare for 2027. The following sets forth salary increases and incentive awards granted for 2027.

•Salary increased from $465,750 to $479,723.
•EAIP target remained at 60 percent of base salary.
•LTP grant of $336,000, which will vest on September 30, 2029.
•LTR grant of $144,000, which will vest in three equal increments on September 30, 2027, September 30, 2028, and September 30, 2029.

In addition, on November 11, 2026, TVA appointed Mr. Clare as TVA’s Executive Vice President and Chief Generation Officer effective November 16, 2026. Mr. Clare will be entitled to the following compensation in connection with his new role:

•His salary will be $560,000.
•His EAIP target will be 70 percent of base salary.
•In lieu of his existing LTP grants, he will receive LTP grants of $441,806, $583,750, and $730,000 for the 2025 – 2027 performance cycle, the 2026 – 2028 performance cycle, and the 2027 – 2029 performance cycle, respectively.
•In addition to his existing LTR grants, he will receive a new LTR grant of $312,000 effective October 1, 2026, that will vest in three equal increments on September 30, 2027, September 30, 2028, and September 30, 2029.

The foregoing description of the compensation to which Mr. Clare is entitled is qualified in its entirety by reference to his offer letter dated as of November 11, 2026, a copy of which is attached hereto as Exhibit 10.47. No adjustments were made to any other existing elements of compensation for Mr. Clare.

There are no family relationships between Mr. Clare and any director, executive officer, or person nominated or chosen to become a director or executive officer of TVA. Mr. Clare does not have a direct or indirect material interest in any transaction or arrangement in which TVA is a participant other than in connection with his employment as described above. Biographical information regarding Mr. Clare is included in Part III, Item 10, Directors, Executive Officers, and Corporate Governance.

Appointment of Mr. Rasmussen as Executive Vice President and Chief Nuclear Officer

On November 11, 2026, TVA appointed Matthew Rasmussen as TVA’s Executive Vice President and Chief Nuclear Officer effective November 16, 2026. Mr. Rasmussen will be entitled to the following compensation in connection with his new role:

•His salary will be $712,121.
•His EAIP target will be 60 percent of base salary.
•He will receive an LTP grant of $813,000 for the 2027 – 2029 performance cycle.
•He will receive an LTR grant of $348,000 effective October 1, 2026, that will vest in three equal increments on September 30, 2027, September 30, 2028, and September 30, 2029.

Except as described below in Market Severance Agreements, no adjustments were made to any other existing elements of compensation for Mr. Rasmussen.

There are no family relationships between Mr. Rasmussen and any director, executive officer, or person nominated or chosen to become a director or executive officer of TVA. Mr. Rasmussen does not have a direct or indirect material interest in any transaction or arrangement in which TVA is a participant other than in connection with his employment as described above. Biographical information regarding Mr. Rasmussen is included in Part III, Item 10, Directors, Executive Officers, and Corporate Governance.

Compensation Adjustments for Mr. Trumm

On November 11, 2026, CEO Michael D. Skaggs approved compensation adjustments for William M. Trumm. Mr. Trumm will be entitled to the following compensation for 2027:

•Salary increased from $586,845 to $604,118.
•EAIP target remained at 70 percent of base salary.
•LTP grant of $676,000, which will vest on September 30, 2029.
•LTR grant of $291,000, which will vest in three equal increments on September 30, 2027, September 30, 2028, and September 30, 2029.

Biographical information regarding Mr. Trumm is set out in Part III, Item 10, Directors, Executive Officers, and Corporate Governance. Except as described below in Market Severance Agreements, no adjustments were made to any other existing elements of compensation for Mr. Trumm.

Market Severance Agreements

On November 12, 2026, TVA entered into Market Severance Agreements with certain covered executives. The Market Severance Agreements provide that each such executive will receive a lump-sum cash payment within 90 days following the executive’s separation from service under any of the following circumstances, subject to the executive’s timely execution and non-revocation of a release of claims within 60 days of such separation from service and provided in each case that the executive has not committed Gross Misconduct: the executive’s (a) termination by TVA, (b) resignation for Good Reason (as defined below) or retirement, or (c) death or disability (a “Qualifying Termination”). Such payment shall be in the amount set forth below for each executive, and shall be in addition to his or her accrued compensation and any amounts paid under any other TVA severance program:

•With respect to Mr. Rice, a lump sum severance payment equal to $1,090,000.

•With respect to Mr. Rasmussen, a lump sum severance payment equal to $540,000.

•With respect to Mr. Trumm, a lump sum severance payment equal to $360,000.

Eligible retirement criteria with respect to the Market Severance Agreements include separations while a covered executive meets any of the following conditions (subject in each case, only so long as the CEO in service as of the effective date of the applicable Market Severance Agreement remains CEO of TVA, to the approval of such CEO): (a) the executive has reached the age of 60 with at least five years of full-time TVA service, (b) the executive has reached the age of 55 with at least 10 years of full-time TVA service, (c) the executive has reached the age of 50 with at least 15 years of full-time TVA service, (d) the executive has at least 20 years of full-time TVA service, regardless of age, or (e) the executive is in the Civil Service Retirement System or Federal Employees Retirement System and is eligible for an immediate retirement benefit upon termination as outlined in the applicable plan.

Under the Market Severance Agreements, Good Reason shall mean any of the following, subject to the executive’s notice to TVA and the opportunity for TVA to cure within 30 days: (a) a material adverse change in the executive’s authority, duties, or responsibilities (excluding during any period of executive’s physical or mental incapacity) with respect to his or her employment with TVA without the executive’s prior written consent; (b) a material reduction in the executive’s total compensation without the executive’s prior written consent (other than any reduction applicable to management employees generally); (c) an actual change in the executive’s principal work location by more than 50 miles and more than 50 miles from the executive’s principal place of abode as of the date of such change in job location without the executive’s prior written consent; or (d) a material breach by TVA of any term or provision of the Market Severance Agreement without the executive’s prior written consent.

Under the Market Severance Agreements, Gross Misconduct shall mean any of the following, in each case as determined by TVA in its sole discretion: (a) misconduct involving dishonesty, fraud, or gross negligence that directly results in significant economic or reputational harm to TVA; (b) insubordination, intentional neglect of duties, or refusal to cooperate with investigations of TVA’s business practices; (c) conviction of a crime amounting to a felony under the laws of the United States or any of the several states, or a crime of moral turpitude; (d) a significant violation of TVA’s Code of Ethics or Code of Conduct; or (e) disclosure without authorization of proprietary or confidential information of TVA.

In addition, given the modifications to existing compensation arrangements during the fiscal year, TVA agreed to reimburse the covered executives for unintended costs accompanying these modifications, including excise taxes, interest, or penalties that may arise as a result, including a gross-up for additional taxes incurred as a result of such reimbursement, as further set forth in the Market Severance Agreements.

Executive Severance Plan

On November 10, 2026, TVA approved an Amended and Restated Executive Severance Plan (“Plan”). Among other things, the Plan clarifies that TVA’s President will be a participant in the Plan, revises the definition of Good Reason to include material reductions in total compensation in lieu of the previous definition which included material reductions in total salary, and adds change-in-control provisions. The foregoing description of the Plan is qualified in its entirety by reference to the Plan, a copy of which is attached hereto as Exhibit 10.36.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

The TVA Board as of November 12, 2026, consisted of the following six individuals with their ages and terms of office provided:

Directors	Age	Year Current Term Began	Year Term Expires
J. Mitchell Graves(1)	65	2026	2029
L. Jeffrey Hagood	66	2026	2029
Arthur L. Graham	62	2026	2026
Randall E. Jones	73	2026	2028
Robert P. Klein	75	2023	2026
A. Wade White	58	2023	2027
William J. Renick (former director)(2)	73	2023	2027
Notes
(1) Mr. Graves assumed the Board Chair role on February 27, 2026.
(2) Mr. Renick's appointment as a member of the Board ended February 24, 2026.

Mr. Graves of Memphis, Tennessee, joined the TVA Board in January 2026 and assumed the role of Board Chair in February 2026. He has served as CEO of West Cancer Center & Research Institute in Memphis, Tennessee, since May 2019. He also served on the Memphis Light, Gas and Water Division Board of Commissioners from July 2016 to December 2025.
Mr. Hagood of Knoxville, Tennessee, joined the TVA Board in January 2026 and assumed the role of Chair Elect in February 2026. He is a founding partner at Hagood Moody Hodge, PLC, a law firm in Knoxville, Tennessee, where he has served since 2015.
Mr. Graham of Jacksonville, Florida, joined the TVA Board in January 2026. He served as Commissioner on the Florida Public Service Commission from July 2010 to December 2025. He previously served on the Jacksonville City Council in Jacksonville, Florida, and was on the City Council in Jacksonville Beach, Florida.
Mr. Jones of Guntersville, Alabama, joined the TVA Board in January 2026. He is co-owner of an insurance company, Randy Jones & Associates, in Albertville, Alabama, where he has worked since 1978. He also served on the City of Guntersville Electric Board for 17 years, including six years as Chairman.

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

Executive Officers

TVA's executive officers as of November 12, 2026, their titles, their ages, and the date their employment with TVA commenced are as follows:

Executive Officers	Title	Age	Employment Commenced
Michael D. Skaggs	Chief Executive Officer	66	2026
Thomas C. Rice	Executive Vice President and Chief Financial Officer	46	2002
Matthew M. Rasmussen	Senior Vice President and Chief Nuclear Officer	47	2002
William M. Trumm	Executive Vice President, Chief Administrative, Human Resources and Federal Affairs Officer	51	2013
Allen A. Clare	Senior Vice President, Generation	62	2016
Daniel Pratt	Senior Vice President, Customer & Stakeholder Engagement	57	2008
R. Bryan Williams	Senior Vice President, Generation Projects & Fleet Services	45	2003
Gregory Henrich	Senior Vice President, Transmission	49	2003
Edward C. Meade	Interim Executive Vice Present, General Counsel	48	2009
Diane T. Wear	Vice President and Controller	58	2008

Mr. Skaggs was named as TVA's Interim President and Chief Executive Officer in April 2026 and was named Chief Executive Officer effective November 10, 2026. Mr. Skaggs previously worked at TVA from 1994 until his retirement in January 2022. Prior to his retirement, Mr. Skaggs served in a variety of leadership roles, including Executive Vice President and Advisor to the CEO from June 2021 to January 2022, Executive Vice President and Chief Operating Officer from October 2018 to June 2021, Executive Vice President, Operations from October 2016 to September 2018, Senior Vice President, Watts Bar Nuclear Plant Operations and Construction from September 2013 to October 2016, Senior Vice President, Nuclear Construction from February 2012 to September 2013, Senior Vice President of Nuclear Generation Development and Construction from October 2011 to February 2012, Site Vice President of Sequoyah Nuclear Plant from November 2010 to October 2011, Vice President of Nuclear Operations Support from December 2009 to November 2010, Site Vice President at Watts Bar Nuclear Plant from July 2005 to December 2009, and Site Vice President at Browns Ferry Nuclear Plant from July 2004 to July 2005.

Mr. Rice was named TVA’s Executive Vice President and Chief Financial Officer in July 2025 and TVA’s President and Chief Financial Officer effective November 16, 2026. Mr. Rice joined TVA in 2002 and has served in a variety of leadership roles, including Senior Vice President and Chief Financial Officer from January 2025 to July 2025, Senior Vice President of Finance from August 2024 to January 2025, Vice President, Treasurer and Chief Risk Officer from August 2023 to August 2024, Vice President of Financial Operations and Performance from October 2018 to August 2023, and Director of Business Planning and Analysis from June 2017 to October 2018.

Mr. Rasmussen was named Senior Vice President and Chief Nuclear Officer in July 2025 and TVA’s Executive Vice President and Chief Nuclear Officer effective November 16, 2026. Mr. Rasmussen joined TVA in 2002 and has served in a variety of leadership roles, including Senior Vice President of Nuclear Operations from October 2024 to August 2025, Senior Vice President of Engineering and Operations Support from January 2023 to October 2024, Vice President of Engineering and Operations Support from August 2022 to January 2023, Site Vice President of Browns Ferry Nuclear Plant from October 2020 to August 2022, and Site Vice President of Sequoyah Nuclear Plant from March 2019 to October 2020.

Mr. Trumm was named Executive Vice President and Chief Administrative, Human Resources and Federal Affairs Officer in July 2025. Mr. Trumm joined TVA in 2013 and has served in a variety of leadership roles, including as Executive Vice President and Chief Administrative and Human Resources Officer from July 2025 to April 2026, Vice President, Chief Human Resources Officer and Labor Relations from April 2025 to July 2025, Vice President of Labor Relations, Safety, and Workforce Development from March 2024 to April 2025, Vice President of Labor Supply and Partnerships from July 2023 to April 2024, Director of Labor and Employee Relations from October 2020 to July 2023, and Director of Labor Relations from January 2020 to October 2020.

Mr. Clare was named Senior Vice President of Generation in April 2025 and TVA’s Executive Vice President and Chief Generation Officer effective November 16, 2026. Mr. Clare joined TVA in 2016 and has served in a variety of leadership roles, including Senior Vice President of Power Operations from January 2024 to April 2025, Vice President of Power Operations Performance Improvement from July 2023 to January 2024, Vice President of River and Resources Stewardship from May 2021 to July 2023, Vice President of Hydro and Gas Operations from October 2017 to May 2021, and Vice President of Coal and Gas Operations from November 2016 to October 2017.

Mr. Pratt was named Senior Vice President of Customer Relations and Economic Development in February 2026. Mr. Pratt joined TVA in 2008 and has served in a variety of leadership roles including Senior Vice President of Regional Relations from January 2021 to February 2026, Vice President of Customer Delivery from May 2017 to January 2021, Vice President of Pricing and Contracts from November 2012 to May 2017, General Manager, Enterprise Relations from October 2010 to November 2012, and General Manager, Bellefonte Project from July 2008 to October 2010.

Mr. Williams was named Senior Vice President of Generation Projects and Fleet Services in February of 2022. Mr. Williams joined TVA in 2003 and has served in a variety of leadership roles, including as Vice President of Generation Services from June 2020 to February 2022, Vice President of Generation Projects and Shop Services from April 2019 to June 2020, Director of Transmission Engineering and Construction from May 2017 to April 2019, and General Manager of Partner Alliance and Support from April 2014 to April 2017.

Mr. Henrich was named Senior Vice President of Transmission in July 2025. Mr. Henrich joined TVA in 2003 and has served in a variety of leadership roles, including Senior Vice President of Grid from January 2025 to July 2025, Vice President of Transmission Operations and Power Supply from June 2020 to January 2025, Director of Resource Planning and Strategy from February 2019 to June 2020, and General Manager of Balancing Authority and Resource Operations from January 2017 to February 2019.

Mr. Meade was named TVA’s Interim Executive Vice President and General Counsel and Designated Agency Ethics Official in April 2026. Mr. Meade joined TVA in 2009 and has served in a variety of leadership and legal roles, including Vice President and Deputy General Counsel, Business Law and Litigation from January 2025 to April 2026, Director of Commercial Law and Associate General Counsel from April 2020 to January 2025, and Associate General Counsel from November 2018 to March 2020.

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

Committees of the TVA Board

The TVA Board has an Audit, Risk, and Cybersecurity Committee established in accordance with the TVA Act.  This committee oversees TVA's financial reporting, risk management, cybersecurity, compliance, and ethics. It also reviews and considers input from the TVA Inspector General and TVA's external auditor to ensure TVA investigates and reports transparently about its financial and legal obligations while monitoring TVA's risk portfolio. Current members include J. Mitchell Graves (Chair), Arthur L. Graham, and Robert P. Klein. Chair Graves is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934 (the "Exchange Act").

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

The TVA Board has also established four committees in addition to the Audit, Risk, and Cybersecurity Committee, as explained below:

The External Stakeholders and Regulation Committee oversees relationships with customers, members of the public, and key stakeholders. Involvement includes TVA's regulatory policy, natural resource management, economic development, government relations, federal advisory councils, and emerging social issues. Current members include Randall E. Jones (Chair), L. Jeffrey Hagood, and A. Wade White.

The Operations and Nuclear Oversight Committee helps ensure the safety and effectiveness of TVA's power system generation and transmission assets by overseeing operational performance and planning. Additional oversight includes significant projects, major inspections and evaluations, long-term asset planning, and operational and regulatory compliance. Current members include Robert P. Klein (Chair), Arthur L. Graham, J. Mitchell Graves, and A. Wade White.

The People and Governance Committee has a primary focus on people and the creation of a culture that lives up to TVA's values to ensure optimal performance and sustainability of the enterprise. The committee reviews key components of the people framework such as talent, engagement, total rewards, and labor relations. Another key function of this committee is Board governance. Current members include L. Jeffrey Hagood (Chair), J. Mitchell Graves, and Robert P. Klein.

The Finance, Rates, and Portfolio Committee oversees electricity rates, annual budget, major contracts, energy resource portfolio planning, commercial programs and products, technology, innovation, and research programs. This committee is charged with the responsibility of assisting the Board in fulfilling its responsibilities to manage financial health, strategic planning, wholesale and direct-served customer rates, and holistic asset strategy. Current members include A. Wade White (Chair), Arthur L. Graham, and Randall E. Jones.

ITEM 11.  EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis ("CD&A") provides information on the objectives, goals, and structure of TVA's executive compensation program and the 2026 compensation awarded to TVA's CEO and CFO, TVA's retired CEO, the three other most highly compensated employees serving as executive officers at the end of 2026, and the two most highly compensated employees who served as executive officers during 2026 but were not serving as executive officers at the end of 2026. Collectively, these officers are TVA's 2026 Named Executive Officers ("NEOs"):

NEO	Title	Employment Date	Position Date
Michael D. Skaggs(1)	Chief Executive Officer	2026	2026
Donald A. Moul(2)	Retired President and Chief Executive Officer	2021	2025
Thomas C. Rice	Executive Vice President and Chief Financial Officer	2002	2025
Matthew M. Rasmussen	Senior Vice President and Chief Nuclear Officer	2002	2025
William M. Trumm	Executive Vice President, Chief Administrative, Human Resources and Federal Affairs Officer	2013	2025
Allen A. Clare	Senior Vice President, Generation	2016	2025
Rebecca C. Tolene(3)	Former Executive Vice President and General Counsel	2002	2025
Jeremy P. Fisher(4)	Former Executive Vice President and Chief Business Officer	2000	2025
Notes
(1) Mr. Skaggs was named Interim President and Chief Executive Officer effective April 24, 2026 and was named Chief Executive Officer effective November 10, 2026.
(2) On April 3, 2026, Mr. Moul gave notice to the TVA Board of his intent to retire. The TVA Board conducted a search for a new CEO, and Mr. Skaggs was selected effective April 24, 2026. Mr. Moul assisted with the CEO transition and retired effective July 1, 2026.
(3) Ms. Tolene separated from service from TVA on May 13, 2026.
(4) Mr. Fisher separated from service from TVA on September 30, 2026.

Executive Summary

Financial Performance Highlights Related to Incentive Plans. For 2026, the scorecard result for the Executive Annual Incentive Plan ("EAIP") was 99.6 percent above the target opportunity. TVA achieved stretch performance for SBU Controllable O&M and Base Capital Spend, Serious Injury Incident Rate, Transmission Performance Indicator, and Nuclear Performance Indicator. TVA exceeded target performance for the Generation Performance Indicator.

In addition, for the three-year performance cycle ended on September 30, 2026, the scorecard result for the Long-Term Performance ("LTP") component of the Long-Term Incentive Plan (“LTIP”) was 50 percent above the target opportunity. TVA achieved stretch performance for Total Spend and exceeded threshold performance for Powerful Partnerships Survey and Project Milestones.

Departure of NEOs. During 2026, Mr. Moul retired, and Ms. Tolene and Mr. Fisher separated from service. See Potential Payments on Account of Resignation, Retirement, Termination without Cause, Termination with Cause, Death, or Disability for information regarding amounts that these individuals received or will receive in connection with their separation from service.

Presidential Memorandum Regarding Compensation Practices at TVA. On March 11, 2026, President Trump issued a Presidential Memorandum directing the TVA Board, as appropriate and if consistent with its annual survey of prevailing compensation, to adopt and implement policies establishing a maximum total annual compensation limit of $500,000 for all TVA employees, including the CEO ("Presidential Memorandum"). The memorandum directed the TVA Board to consider whether to adopt such policies within 90 days of the date of the memorandum. TVA took a number of actions in response to this memorandum, including the following:

•Setting the salary of the CEO at $500,000 and providing a performance incentive of $499,000,
•Reducing the maximum potential payouts of all incentive plans from 100 percent to 50 percent above the target award effective with the 2027 performance cycle,
•Updating the peer group used to survey market practices of executive compensation to place greater weight on government and non-profit energy companies,
•Ensuring total compensation for CEO direct reports will not exceed the Board approved compensation limit, and
•Ensuring that target compensation will not exceed market median for any TVA executive.

On May 22, 2026, the TVA Board responded to the President certifying compliance with the Presidential Memorandum.

CEO Compensation. On April 24, 2026, Mr. Skaggs agreed to serve as Interim CEO until April 24, 2027, for an annual salary of $500,000. Mr. Skaggs will be entitled to receive additional compensation, payable as a lump sum within two months of the end of his term, in an amount up to $499,000 if he meets certain objectives as determined by the TVA Board in its reasonable discretion. See Total Direct Compensation — Additional Compensation for CEO for further information regarding these objectives. During his service as CEO, Mr. Skaggs will not receive any new grants or awards under the EAIP, the LTIP, or the Supplemental Executive Retirement Plan ("SERP") and will not be eligible to receive or make new contributions to the Restoration Plan, the Deferred Compensation Plan, or any qualified retirement plans. Mr. Skaggs will continue to receive any benefits under these plans to which he was entitled prior to his term as Interim CEO based on his prior employment with TVA.

Mr. Skaggs previously worked at TVA from 1994 to January 2022. During his prior employment, Mr. Skaggs participated in the SERP and the Deferred Compensation Plan. As such, the amounts included in the Pension Benefits Table and Nonqualified Deferred Compensation Table, as well as the SERP and Deferred Compensation amounts included in Mr. Skaggs' walkaway table, relate to his prior service.

Changes to Compensation Plans. On November 6, 2025, the Chair of the People and Governance Committee, with concurrence of the Board Chair, approved amended and restated versions of the LTIP and the Restoration Plan.

•LTIP. The LTIP was amended to broaden the criteria used to define retirement under the LTIP. The additional criteria apply only to involuntary terminations that do not result from gross misconduct and cover (1) employees who have reached the age of 50 with at least 10 years of full-time TVA service and (2) employees who have at least 20 years of full-time TVA service, regardless of age.

•Restoration Plan. The Restoration Plan was amended to allow new participants in the Restoration Plan 30 days after becoming participants to update their deferral elections under TVA’s 401(k) plan.

These amendments were effective as of October 1, 2025.

On May 21, 2026, the Board approved amended and restated versions of the TVA Compensation Plan, the EAIP, and the LTIP.

•TVA Compensation Plan. The amended and restated TVA Compensation Plan strengthens language related to the use of government and non-profit energy company market survey data when establishing prevailing compensation. As such, TVA anticipates that greater weight will be placed on government and not-for-profit energy companies in the 2027 peer group.

•EAIP. The amended and restated EAIP reduces the maximum payout from 125% to 50% above a participant’s target EAIP award and reduces the maximum scorecard achievement from 100% to 50% above target. These changes become effective for the 2027 performance cycle.

•LTIP. The amended and restated LTIP reduces the maximum payout from 100% to 50% above a participant’s target LTIP grant and reduces the maximum scorecard achievement from 100% to 50% above target. These changes become effective for the 2025 – 2027 performance cycle.

In addition, under the amended EAIP and LTIP, the criteria used to define retirement were broadened to include (1) employees who have reached the age of 50 with at least 15 years of full-time TVA service and (2) employees who have at least 20 years of full-time TVA service, regardless of age. The criteria used to define retirement in the EAIP were also broadened to include employees who have reached the age of 50 with at least 10 years of full-time TVA service in the case of involuntary terminations that do not result from gross misconduct. These changes to the definition of retirement became effective on October 1, 2026.

On November 12, 2026, the CEO exercised negative discretion, as permitted under the terms of the EAIP and the LTIP, to reduce the payouts that certain executives received under these plans to ensure that the total compensation that the executives received for the 2026 fiscal year did not exceed market median. The CEO's use of negative discretion is detailed below in Total Direct Compensation — Executive Annual Incentive Plan — 2026 EAIP Performance Measures and — Long-Term Incentive Plan.
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

Except in the case of Mr. Skaggs, TVA’s Compensation Plan as adopted by the TVA Board is designed to:

•Align compensation with TVA performance and productivity improvement.

•Set performance goals that are aligned with TVA's strategic priorities.
•Provide market-based, competitive compensation levels so TVA can attract, retain, and motivate highly competent employees. Total direct compensation ("TDC"), which includes annual cash and short-term and long-term incentives, is targeted at the median (50th percentile) of the applicable labor market for talent for most positions. Compensation may be targeted above or below the median of the relevant labor market for certain positions due to incumbent experience, position scope, or other business reasons. See Establishing Competitive Compensation for a discussion of benchmarking practices and competitive compensation decisions at TVA.
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

TVA's Executive Compensation Program Aligns Pay with Performance

In 2026, Mr. Skaggs received only salary. As such, none of his TDC was performance-based or at-risk. Mr. Skaggs will be entitled to receive additional compensation, payable as a lump sum within two months of the end of his term on April 24, 2027, in an amount up to $499,000 if he meets certain objectives as determined by the TVA Board in its reasonable discretion. See Total Direct Compensation — Additional Compensation for CEO for further information regarding these objectives.

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
A significant portion of participating NEO's compensation is based on company performance and influenced by individual performance achievements. As a result, a majority of NEO compensation is at-risk, providing incentive for the executive to achieve superior performance for TVA and for the businesses, communities, and residents it serves, both in the short term and in the years to come.
Incentive compensation is provided to participating NEOs under the EAIP and LTIP. Each incentive program is described below.
People Advantage Amplifying the energy, passion, and creativity within each TVA employee	Safety — Serious Injury Incident Rate ("SIIR")
Operational Excellence Building on TVA's best-in-class reputation for reliable service and competitively priced power
Nuclear Performance Indicator
Generation Performance Indicator
•Combined Cycle Equivalent Forced Outage Rate
•Hydro Equivalent Forced Outage Rate
•Coal Equivalent Forced Outage Rate
•Combustion Turbine Economic Starting Reliability
Transmission Performance Indicator
•Load Not Served
•Outages per Hundred Miles per Year
•Connection Point Interruption Frequency
Project Milestones

Financial Strength Investing in TVA's future, while keeping energy costs as low as possible	SBU Controllable O&M and Base Capital Spend Total Spend
Powerful Partnerships Promoting progress through the shared success of TVA's customers and stakeholders	Powerful Partnerships Survey
Igniting Innovation Pursuing innovative solutions for TVA, its customers, and its communities
Note
(1) Incentive compensation measures align with strategic priorities and are further described below in Total Direct Compensation — Executive Annual Incentive Plan — 2026 EAIP Performance Measures and — Long-Term Incentive Plan.

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

The Committee engaged the independent consulting firm Meridian Compensation Partners, LLC ("Meridian") to help evaluate TVA’s 2026 competitive compensation decisions, peer group, and benchmarking processes. The Committee assessed certain independence factors and determined the firm's work raised no potential conflict of interest.

Establishing Competitive Compensation

A fundamental goal of TVA's executive compensation program is to attract, retain, and motivate the highly competent talent necessary to manage TVA's complex operations and achieve superior performance. TVA competes for this talent with large IOUs, and thus TVA needs to offer compensation programs that are competitive with those peers.

Use of Market Data and Benchmarking. TVA generally determines target TDC for executives (except for Mr. Skaggs) considering the median of the relevant labor market as well as other factors such as individual performance, experience, and internal equity.

After compiling market compensation for the positions at the beginning of 2026, the Committee, with assistance from Meridian, used the information to:

•Assess target compensation level and incentive opportunity competitiveness; and
•Determine appropriate target compensation levels and incentive opportunities to maintain the desired degree of market competitiveness.

The relevant labor market for the NEOs consists of IOUs in the energy services industry that have similar revenue and scope as TVA. The process for gathering and analyzing information about executive compensation in the relevant labor market is as follows:

•Each year, the Committee's compensation consultant recommends a relevant labor market peer group for approval by the Committee. For 2026 compensation opportunities, TVA's market data was determined based on a review of executive compensation survey data and/or public proxy statement data for members of this peer group.
•For the survey-based analysis, TVA referenced a sample from the 2025 Willis Towers Watson ("WTW") Energy Services Executive Compensation Database consisting of 28 IOUs with revenue greater than or equal to $3.0 billion.
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

Compensation Peer Companies. The following chart outlines the companies that constituted the survey sample and proxy peer group used to benchmark NEO compensation for 2026.

List of Compensation Peer Companies
Investor owned utilities with revenue greater than or equal to $3.0 billion — proxy peer group and participants in 2025 Willis Towers Watson Energy Services Survey
AES Corporation	Eversource Energy
Alliant Energy Corporation	Exelon Corporation
Ameren Corporation	FirstEnergy Corp.
American Electric Power Company, Inc.	NiSource, Inc.
CenterPoint Energy, Inc.	NRG Energy, Inc.
CMS Energy Corporation	Pacific Gas and Electric Company
Consolidated Edison, Inc.	Pinnacle West Capital Corporation
Constellation Energy Corporation	PPL Corporation
Dominion Energy, Inc.	Public Service Enterprise Group, Inc.
DTE Energy Company	Sempra Energy
Duke Energy Corporation	Southern Company
Edison International	Vistra Corp.
Entergy Corporation	WEC Energy Group, Inc.
Evergy, Inc.	Xcel Energy, Inc.

As described above, TVA's peer group for the 2027 performance cycle will place greater weight on government and non-profit energy companies. See Executive Summary — Presidential Memorandum Regarding Compensation Practices at TVA.

Total Direct Compensation

Except in the case of Mr. Skaggs, in setting executive compensation each year, the Committee focuses on TDC, which includes those compensation elements that motivate future performance or reward past performance. TDC is comprised of annual salary, an annual incentive award under the EAIP, and a Long-Term Incentive ("LTI") award provided under the LTIP, which is delivered in two components, an LTP award and a Long-Term Retention (“LTR”) award.

Each year, two key compensation decisions are made with respect to NEO compensation: (1) the amount of the TDC opportunity to grant, which is forward-looking, incentivizes the NEO to perform, and is determined toward the beginning of the fiscal year, and (2) the amount of TDC earned, which rewards the NEO for demonstrated performance (other than salary or LTR award) and is determined at the end of the fiscal year. The TDC components and weightings for TDC opportunities granted to the NEOs in 2026 are summarized below and described in the sections that follow. Since TVA is a governmental entity that issues no equity, all direct compensation is denominated and paid out in cash.

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
•The TVA Board has established and can utilize a standard discretionary range to adjust the scorecard achievement by plus or minus 20 percent to account for extraordinary events or significant occurrences that impact TVA’s performance.  In addition, the TVA Board, in its sole discretion, may reduce EAIP awards to zero or increase EAIP awards to the maximum amount set forth in the EAIP for any or all participants.

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
•LTP grants will vest and pay out at the end of a three-year performance cycle with variable at-risk opportunities based on achievement against performance goals that are generally established at the beginning of the performance cycle.
•Performance-based LTP grants are intended to provide the majority of an executive's total LTI opportunity, with the remaining percentage to be retention oriented, or LTR grants.
•The TVA Board may apply discretion, based on consideration of corporate factors and events that are significant during the performance cycle but not included or captured in the performance goals and performance measures, to reduce or increase the final LTP awards for any or all participants as long as the final awards do not exceed the maximum amounts described in the LTIP.

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

The 2026 salaries for the NEOs are reported in the Executive Compensation Tables and Narrative Disclosures — Summary Compensation Table.

Executive Annual Incentive Plan

All TVA employees (except for Mr. Skaggs) participate in an annual, short-term incentive program (subject to eligibility requirements), since every employee contributes to the success of TVA and the execution of its public power mission. While the measures used for annual incentives are the same for all employees, they are provided under two plans: the Winning Performance Team Incentive Plan provides for annual incentive awards for eligible non-executives, and the EAIP provides for annual incentive awards for eligible executives, including the participating NEOs.

The EAIP is designed to encourage and reward executives for successfully achieving annual financial and operational goals. For 2026, the annual incentive payment for each participating NEO was calculated as follows:

EAIP Amount	=	Annual Salary	×	Annual Target Incentive Opportunity	×	Percent of Enterprise Scorecard Opportunity Achieved (0% of Target to 100% Above Target)	×	Individual Performance Multiplier (0% to 150%)	-	Discretionary Adjustment

Each component of this calculation other than annual salary is discussed below. The award for certain participants in the EAIP may be adjusted by the participant's supervisor based on an evaluation of the participant's individual achievements and performance during the year. In addition, pursuant to discretion granted under the TVA Compensation Plan and the EAIP, awards may be further adjusted by the TVA Board in its discretion. There is no guaranteed minimum payout under the EAIP, and the maximum payout for the EAIP cannot exceed 125 percent above the target award for all participants. See Executive Summary - Changes to Compensation Plans for changes that will be effective for the 2027 performance cycle.

EAIP Target Incentive Opportunity. Following a review of benchmarking and individual performance, the TVA Board evaluated the appropriateness of the EAIP award opportunity for the retired CEO based on market data and other individual factors and made no changes for 2026. Similarly, the retired CEO evaluated the appropriateness of the EAIP award opportunities for the other participating NEOs based on market data and other individual factors, including internal equity, and made changes for Mr. Rice, Mr. Trumm, and Mr. Fisher for 2026. No other changes were made for the other participating NEOs for 2026. Accordingly, target EAIP award opportunities associated with the NEO's last position held in 2026 were as follows:

NEO	2026 EAIP Target Incentive Opportunity(1)
Michael D. Skaggs	—%
Donald A. Moul	110%
Thomas C. Rice	80%
Matthew M. Rasmussen	60%
William M. Trumm	70%
Allen A. Clare	60%
Rebecca C. Tolene	70%
Jeremy P. Fisher	70%
Note
(1) Represents the Target Incentive Opportunity associated with the NEO's last position held in 2026 and represents a percentage of each NEO's salary.

2026 EAIP Performance Measures. EAIP performance measures tie directly to key enterprise metrics used by senior management in TVA's annual budget and strategic planning process, which in turn link directly to the achievement of TVA's mission and strategic priorities. The 2026 EAIP performance measures and the reasons for using these measures are described in the table below.

Performance Measure	Why is this Measure Used?
SBU Controllable O&M and Base Capital Spend	To maintain financial health while funding TVA’s energy dominance.
Serious Injury Incident Rate	To foster a culture that embraces, adapts quickly to, and anticipates changes needed for TVA to excel in the future public power utility marketplace and to protect the safety of TVA's employees, contractors, and customers, as well as the communities that TVA serves.
Transmission Performance Indicator	To advance TVA’s grid capabilities to increase flexibility for future additions and to meet the reliability and resiliency needs of the future.
Generation Performance Indicator	To achieve leading operational performance in the gas, hydro, and coal generation fleet.
Nuclear Performance Indicator	To optimize and extend the nuclear fleet.
The 2026 EAIP performance measures and goals were provided in an organizational scorecard ("TVA Enterprise Scorecard"). The 2026 performance measures, along with the weighting ascribed to each and actual performance, are shown below.

Performance Measure	Weight	Threshold	Target	Stretch	Actual
SBU Controllable O&M and Base Capital Spend ($ millions)(1)	40%	$4,794	$4,679	$4,565	$4,506
Serious Injury Incident Rate(2)	15%	0.03	0.01	0.00	0.00
Transmission Performance Indicator(3)	15%	50	100	200	200
Generation Performance Indicator(4)	15%	50	100	200	197
Nuclear Performance Indicator(5)	15%	2.62%	2.00%	1.38%	1.35%
Notes
(1) Strategic Business Unit ("SBU") Controllable Operating & Maintenance ("O&M") and Base Capital Spend equals the total Non-Fuel O&M and Base Capital expenses for corporate and operational SBU organizations (excluding the TVA Board).
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
(4) The Generation Performance Indicator is an aggregate measure of the overall reliability of TVA's power operations generation fleet based on key performance measures in Gas, Hydro, and Coal that are intended to ensure that TVA's fleet of power operations generation assets is available and reliable to meet system demand. See Generation Performance Indicator below.
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

Transmission Performance Indicator	Weight	Threshold	Target	Stretch	Actual
Load Not Served(1)	60%	4.4	3.7	3.0	2.7
Outages per Hundred Miles per Year(2)	20%	2.87	2.61	2.35	1.98
Connection Point Interruption Frequency(3)	20%	0.64	0.53	0.42	0.41
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

Generation Performance Indicator	Weight	Threshold	Target	Stretch	Actual
Combined Cycle Equivalent Forced Outage Rate(1)	45%	4.5%	3.8%	2.0%	1.3%
Hydro Equivalent Forced Outage Rate(2)	25%	5.7%	4.2%	2.0%	2.2%
Coal Equivalent Forced Outage Rate(3)	25%	11.9%	10.3%	8.7%	7.7%
Combustion Turbine Economic Starting Reliability(4)	5%	99.0%	99.3%	99.6%	99.5%
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

In setting the goal for each measure, consideration is given to TVA's historic performance, its strategic business plan priorities and strategic benchmarking goals, customer and stakeholder feedback, environmental and regulatory concerns and goals, and the competitive environment. Achievement of the target goal would result in a payout at target with respect to that goal. A threshold goal is also set for each measure, so that no award payout would occur with respect to a measure when performance fails to achieve that threshold. Correspondingly, performance that equals or exceeds the stretch goal for each measure can result in a maximum earned award for that measure. A stretch goal for each measure is set to incentivize and reward exceptional performance. Linear interpolation is used for results between threshold and stretch goals.

2026 Enterprise Scorecard Results. The performance results on the 2026 TVA Enterprise Scorecard are included in the tables above and resulted in performance that was 99.6 percent above target.

Individual Performance Multiplier. Annually, individual goals for the NEOs are established at the beginning of each performance cycle. These goals tie to the achievement of TVA's mission and strategic priorities. The NEOs are evaluated on these individual performance goals and TVA established leadership competencies.

At the end of the performance period, the CEO assesses the performance of the other NEOs and determines any individual multiplier, in consultation with the Committee. For each NEO, the individual performance multiplier can range between 0 percent to 150 percent of the calculated payout and can be used to reduce (multiplier below 100 percent) or increase (multiplier above 100 percent) the amount of the award. The CEO reviews his or her direct reports' performance with the Committee prior to finalizing end of year payouts for the CEO's direct reports, informs the Committee of any discretion under consideration, and determines final payouts after informing the Committee Chair and the Committee's independent compensation consultant. For 2026, the Individual Performance Multiplier was not utilized and is therefore reflected at 100% in the award calculation below.

Discretionary Adjustments. The CEO exercised discretion to reduce the payouts for Mr. Rice, Mr. Rasmussen, and Mr. Trumm to meet the commitments made in response to the Presidential Memorandum. The amounts of the reductions are reflected in the table below. Without the use of such negative discretion, Mr. Rice, Mr. Rasmussen, and Mr. Trumm would have received, under the EAIP, $1,165,145, $827,997 and $819,940, respectively.

Award Payouts. Award payouts under the 2026 EAIP are reflected in the table below and are reported in the "Non-Equity Incentive Plan Compensation" column in the Executive Compensation Tables and Narrative Disclosures — Summary Compensation Table.

	2026 EAIP Award Calculation
NEO	Salary(1)	Target EAIP Incentive Opportunity (% of Salary)(2)	Target EAIP Payout	Scorecard Results Above Target (3)	Individual Performance Multiplier ("IPM")	Discretionary Adjustment	Actual EAIP Award Payout (4)
Michael D. Skaggs	$500,000	—%	$—	—%	—%	$—	$—
Donald A. Moul(5)	1,200,000	110%	990,000	38.2%	100%	—	1,368,180
Thomas C. Rice	729,675	80%	583,740	99.6%	100%	(470,403)	694,742
Matthew M. Rasmussen	691,380	60%	414,828	99.6%	100%	(285,595)	542,402
William M. Trumm	586,845	70%	410,792	99.6%	100%	(241,659)	578,281
Allen A. Clare	465,750	60%	279,450	99.6%	100%	—	557,782
Rebecca C. Tolene(6)	688,275	70%	309,724	99.6%	100%	—	618,209
Jeremy P. Fisher	517,500	70%	362,250	99.6%	100%	—	723,051
Notes
(1) Represents the salary associated with the NEO’s last position held in 2026.
(2) Represents the Target EAIP Incentive Opportunity associated with the NEO’s last position held in 2026.
(3) This column reflects the percent of Enterprise Scorecard results approved by the TVA Board.
(4) The maximum EAIP payout for all participants cannot exceed 125 percent above target. There is no guaranteed minimum payout under the EAIP.
(5) Mr. Moul's Target EAIP payout was prorated based on his retirement on July 1, 2026. Target for a full performance period would have been $1,320,000. Under Mr. Moul's separation agreement, the maximum EAIP award payout that Mr. Moul can receive for 2026 is 38.2 percent above target.
(6) Ms. Tolene's Target EAIP payout was prorated based on her separation from service on May 13, 2026. Target for a full performance period would have been $481,793.

Long-Term Incentive Plan

TVA executives, including the NEOs (except for Mr. Skaggs), participate in the company's LTIP. These individuals make decisions that significantly influence the development and execution of TVA's long-term strategic objectives. As such, awards under TVA's LTIP are designed to reward executives for sustainable success. Since long-term success is supported by a commitment to continued employment, the NEOs are incentivized to remain with the company through the vesting of the LTP awards and LTR awards, as discussed below:

•Enterprise-wide performance criteria are directly aligned with TVA's mission
•"Cumulative" performance approach measures performance achieved over a three-year period with a new three-year performance cycle beginning each year
•Potential LTP payments range from 0 percent of the target incentive opportunity to 100 percent above the target incentive opportunity to enable awards that are commensurate with performance achievements
•Award opportunities are established for each performance cycle below or near median levels of competitiveness with TVA's peer group
•LTP awards vest upon the completion of the three-year performance period, contingent upon continued employment through vesting date and subject to achievement of performance goals
•LTR awards vest in one-third increments over three years, contingent upon continued employment through each vesting date

LTP Grants and Vested Awards. TVA's executive compensation program provides for an annual LTP grant, which yields a vested award following a three-year performance period.

The performance measures and threshold, target, and stretch goals for each measure are determined annually, generally at the beginning of the performance cycle, by the TVA Board. In setting the goal for each measure, the TVA Board considers budgeted amounts in the company's approved business plans, actual performance in recent years, and level of attainment. The TVA Board also considers TVA's strategic business plan priorities and strategic benchmarking goals, customer and stakeholder feedback, environmental and regulatory concerns and goals, and the competitive environment.

Following the TVA Board's approval of performance achievement at the end of each three-year performance period, awards are paid out in cash early in the subsequent fiscal year, or upon death, disability, or retirement, as described in TVA's LTIP. For the 2024–2026 LTP award cycle, target performance provides for a payout at target, performance below threshold provides for no payout, performance at threshold provides for a payout at 50 percent below target, and performance at stretch provides for a payout at 100 percent above target. See Executive Summary - Changes to Compensation Plans for changes that will be effective for the 2027 performance cycle.

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

LTP Incentive Amount	=	Target Value	×	Percent of LTI Scorecard Opportunity Achieved (0% of Target to 100% Above Target)	-	Discretionary Adjustment
For the three-year performance period ended September 30, 2026, the TVA Board previously approved three overall TVA performance measures to be applied to all participants in the LTP. The 2024–2026 performance measures and the reasons for using these measures are described in the table below.

Long-Term Incentive Measures	Why is this Measure Used?
Total Spend	This measure supports the overall TVA goal of maintaining costs and managing rates based on spending levels approved by TVA management and the Board.
Powerful Partnerships Survey	This measure supports the effective management of TVA's reputation and ability to achieve desired outcomes and deliver on strategic priorities with stakeholders.
Project Milestones	This measure drives performance in project execution critical to achieving TVA's mission.

The 2024–2026 performance measures, along with the weighting ascribed to each and actual performance, are shown below.

Long-Term Incentive Measures	Weight	Threshold	Target	Stretch	Actual
Total Spend(1)	60%	$18,399	$17,844	$17,289	$15,955
Powerful Partnerships Survey(2)	20%	73.0	77.0	81.0	76.2
Project Milestones(3)	20%	80%	90%	100%	82%
Notes
(1) Total Spend represents total Non-Fuel O&M, Capital, Non-Fuel Inventory, and Cloud Implementation expenses for corporate and operational SBU organizations (excluding the Board). This measure will support the overall TVA goal of maintaining costs and managing rates based on spending levels approved by TVA management and the Board.
(2) The Powerful Partnerships Survey measure is conducted among customers, elected officials, business and economic development leaders, and the general public in the TVA service area to assess the strength of various stakeholder relationships with TVA. For the 2024–2026 performance cycle, the Powerful
Partnerships Survey measure will be calculated using an average of the 2024, 2025, and 2026 results. This measure supports the effective management of TVA's reputation and ability to achieve desired outcomes and deliver on strategic priorities with stakeholders.
(3) For purposes of the Project Milestones measure and related goals, Project Milestones are defined as Board approved projects over $200 million and those considered critical to achieving TVA's mission (projects that extend the life of assets, increase capacity, connect large customers over 100 megawatts to TVA's system, or support regulatory commitments). Milestones will either be identified at the time of scorecard approval for existing projects or in preparation for project approval through TVA's portfolio management process for new projects. Project Milestones will be calculated by dividing the number of milestones completed on or ahead of schedule by the number of milestones included in the approved milestones list. Projects and milestones may be added or removed as a result of Board decisions or factors outside of management's control, such as external regulatory decisions, legal determinations, or extreme weather conditions (such as floods, wildfires, and winter storms). Changes to the approved milestones list will require approval of the Chair of the People and Governance Committee upon the recommendation of the Chief Executive Officer.

Consistent with its public power mission, TVA's LTP measures include the results of surveys that assess the external reputation and perception of TVA and TVA's effectiveness in carrying out its mission and strategic objectives. These measures reflect TVA's focus on meeting or exceeding customer expectations and identifying areas for continuous improvement.

2024–2026 LTP Scorecard Results. The performance results under the 2024–2026 TVA Long-Term Performance Scorecard are shown in the table above and resulted in performance that was 50 percent above target.

Discretionary Adjustments. The CEO exercised discretion to reduce the payouts for Mr. Rice, Mr. Rasmussen, and Mr. Trumm to meet the commitments made in response to the Presidential Memorandum. The amounts of the reductions are reflected in the table below. Without the use of such negative discretion, Mr. Rice, Mr. Rasmussen, and Mr. Trumm would have received, under the LTIP, $1,953,000 $1,146,300, and $728,700, respectively.

LTP Award Payouts. Based on overall performance for the 2024–2026 LTIP cycle, the TVA Board approved the calculated payout of 50 percent above target for all participants. NEO award payouts are detailed below and in the Executive Compensation Tables and Narrative Disclosures – Summary Compensation Table under "Non-Equity Incentive Plan Compensation".

NEO	2024–2026 LTP Award Calculation
	LTP Target	Scorecard Results Above Target	Discretionary Adjustment	LTP Award Payout
Michael D. Skaggs	$—	—%	$—	$—
Donald A. Moul(1)	2,245,833	50%	—	3,368,750
Thomas C. Rice	1,302,000	50%	(403,417)	1,549,583
Matthew M. Rasmussen	764,200	50%	(147,082)	999,218
William M. Trumm	485,800	50%	(44,827)	683,873
Allen A. Clare	315,000	50%	—	472,500
Rebecca C. Tolene(2)	777,153	50%	—	1,165,730
Jeremy P. Fisher	401,000	50%	—	601,500
Note
(1) LTP Target is prorated due to retirement in 2026.
(2) LTP Target is prorated due to separation in 2026.

Performance Measures for Future Performance Cycles. For the three-year performance cycles ending on September 30, 2027, September 30, 2028, and September 30, 2029, the Board has approved the use of the following performance goals: Total Spend, Project Milestones, and Stakeholder Survey, which are weighted at 60 percent, 20 percent, and 20 percent, respectively.

LTR Grants and Vested Awards. As a corporate agency of the U.S., TVA does not have equity securities that it can use to provide stock awards, options, or other equity-based awards as compensation for its employees. The purpose of the retention grants under the LTIP is to provide a "fixed" retention incentive similar to restricted stock or restricted stock units. These grants are intended to encourage executives to remain with TVA and to provide, in combination with salary, EAIP, and LTP grants, a competitive level of TDC. LTR awards vest ratably over a three-year period, subject to continued employment on each vesting date. The grants are generally effective as of October 1, and the one-third vesting is on each subsequent September 30 or upon death, disability, or retirement if earlier on a pro-rated basis. Each award will be paid in a lump sum within two months of vesting.

LTR awards that vested in 2026 are described below and reported in the Executive Compensation Tables and Narrative Disclosures — Summary Compensation Table under "Non-Equity Incentive Plan Compensation." Total 2026 LTR Earned reflects vested tranches (one-third) of 2024, 2025, and 2026 LTR program awards.

Additional Compensation for CEO

Mr. Skaggs will be entitled to receive additional compensation, payable as a lump sum within two months of the end of his term on April 24, 2027, in an amount up to $499,000 if he meets the following objectives as determined by the TVA Board in its reasonable discretion:

•Support the United States in its goal of unleashing American energy dominance by developing TVA’s strategic path to national energy leadership, with a focus on nuclear operations and new nuclear generation, in a manner that is consistent with TVA’s financial constraints and legal requirements;
•Assess TVA’s rate structure and related policies to enable load growth, including growth driven by artificial intelligence and data centers, while protecting TVA’s rate base and alignment with the March 4, 2026, Rate Payer Protection Pledge Proclamation;

•Develop a comprehensive communications and government relations strategy that strengthens TVA’s reputation as an effective and trusted power provider that supports economic development in TVA’s service territory;
•Develop a commercial strategy that supports TVA-owned generation assets and non-TVA owned assets that augment TVA’s short- and long-term capacity needs;
•Recommend for approval a revised Integrated Resource Plan (“IRP”) to update the last IRP that was finalized and approved in August 2019;
•Recommend a Strategic Asset Plan that helps TVA prioritize investments to support TVA’s short- and long-term estimated generation and transmission needs;
•Drive effective leadership, advance a healthy organizational culture, and reinforce strong customer relationships;
•Recommend for approval a budget that is consistent with the TVA Act (and all other applicable laws), TVA’s Strategic Asset Plan, and TVA’s enterprise strategies, operational targets, and values;
•Maintain excellent safety performance consistent with TVA’s focus on minimizing workplace accidents and maintaining a safety conscious work environment;
•Deliver continued excellence in operational and financial performance of TVA’s power system, maintaining rates as low as feasible while meeting the challenges and opportunities presented by the growing demand for electricity; and
•Oversee the development and planning for the orderly transition to a permanent Chief Executive Officer role, providing clear guidance and mentorship to help ensure that TVA will continue the path established during his interim role.

Non-Direct Compensation Elements

Other Compensation

To recruit high-quality talent, TVA may offer recruitment awards as well as relocation assistance and reimbursement. These types of awards are intended to compensate the individuals for amounts they may have forfeited from their previous employer in order to join TVA and/or provide substitute compensation when the individual is not eligible to receive certain incentive payments until a future date.

Executive Severance Plan

TVA has established the TVA Executive Severance Plan (the "Severance Plan"), to provide additional benefits to certain executives if TVA terminates the employment of covered executives other than for Gross Misconduct or such executives terminate for Good Reason. See Executive Compensation Tables and Narrative Disclosures — Executive Severance Plan below for additional information regarding the benefits available to covered executives under the Severance Plan as well as definitions of Gross Misconduct and Good Reason.
Market Severance Agreements

TVA has entered into market severance agreements (the "Market Severance Agreements") with certain covered executives to provide each such executive with a lump-sum cash payment within 90 days following the executive’s Qualifying Termination (as defined below), subject to the executive’s timely execution and non-revocation of a release of claims within 60 days of such separation from service and provided that the executive has not committed Gross Misconduct (as defined below) at or prior to such separation from service. In the event the executive commits Gross Misconduct, no subsequent separation from service for any reason shall constitute a Qualifying Termination. See Executive Compensation Tables and Narrative Disclosures — Market Severance Agreements below for additional information regarding the benefits available to covered executives under the Market Severance Agreements, as well as definitions of Qualifying Termination and Gross Misconduct.

Retirement Benefits

TVA provides its NEOs with retirement benefits through both qualified and nonqualified plans in order to provide compensation beginning with retirement or termination of employment (if vesting requirements are satisfied), with enhanced compensation for certain executives to provide an additional incentive for hiring and retention of qualified individuals.

Qualified Plans. TVA sponsors a qualified defined benefit plan ("pension plan") and a qualified defined contribution plan ("401(k) plan"), which are administered by the TVA Retirement System ("TVARS"). The availability of, and level of benefits provided by, these qualified plans are comparable to similar qualified plans provided by companies in TVA's peer group.

Nonqualified Plans. TVA's nonqualified plans include: the Supplemental Executive Retirement Plan (“SERP”), the Restoration Plan ("RP"), and the Deferred Compensation Plan ("DCP"). The SERP provides supplemental retirement benefits at compensation levels that are higher than the limits specified by Internal Revenue Service ("IRS") regulations for qualified retirement plans. The purpose of the SERP is to provide a competitive retirement benefit level that cannot be delivered solely through TVA's qualified retirement plans due to IRS limitations and to provide a benefit level (as a percentage replacement of pre-retirement pay) that is more comparable to that of employees who are not subject to the IRS limitations.

The RP is a nonqualified excess 401(k) plan designed to allow certain eligible employees whose contributions to the 401(k) plan are limited by IRS rules to save additional amounts for retirement and receive non-elective and matching employer contributions. The plan is designed to provide a competitive level of retirement benefits and assist in the recruitment of executive talent for TVA.

On July 16, 2025, the SERP was amended for participants to cease accruing new benefits on September 30, 2025. Participants will continue to be entitled to receive their accrued benefits as calculated on September 30, 2025. Additionally, the RP, which previously prohibited participation by any TVA executive who was a participant in the SERP, was amended to authorize participation for all executives otherwise entitled to participate, effective October 1, 2025.

The DCP is designed to provide participants with the ability to defer compensation to future periods and also allows TVA to make discretionary contributions to participants' accounts. The plan assists in the recruitment of top executive talent for TVA. As in other corporations, deferred compensation can be an integral part of a total compensation package.

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

Executive Compensation Tables and Narrative Disclosures

Summary Compensation and Grants of Plan-Based Awards

The following table provides earned compensation information for each NEO in 2026 (and 2025 and 2024, as applicable).

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)		All Other Compensation(4)	Total(5)
Michael D. Skaggs Chief Executive Officer	2026	$203,846	$—	$—	$113,099		$—	$316,945

Donald A. Moul	2026	$936,923	$—	$5,524,430	$150,068		$2,907,459	$9,518,880
Retired President and	2025	1,000,923	—	3,769,438	908,756		31,050	5,710,167
Chief Executive Officer	2024	819,468	—	3,691,552	479,688		29,700	5,020,408

Thomas C. Rice	2026	$729,011	$—	$2,809,325	$—	(6)	$160,034	$3,698,370
Executive Vice President and Chief Financial Officer	2025	550,214	—	1,391,512	1,555		96,368	2,039,649

Matthew M. Rasmussen	2026	$690,706	$—	$1,872,620	$—	(7)	$126,183	$2,689,509
Senior Vice President and Chief Nuclear Officer	2025	496,213	—	988,507	—		73,326	1,558,046

William M. Trumm Executive Vice President, Chief Administrative, Human Resources and Federal Affairs Officer	2026	$586,311	$—	$1,473,154	$—		$126,563	$2,186,028

Allen A. Clare Senior Vice President, Generation	2026	$465,326	$—	$1,167,283	$—		$167,080	$1,799,689

Rebecca C. Tolene	2026	$444,105	$—	$2,019,023	$—	(8)	$1,355,770	$3,818,898
Former Executive Vice President and General Counsel	2025	$439,226	$—	$766,972	$3,357		$334,319	$1,543,874

Jeremy P. Fisher	2026	$517,029	$—	$1,505,551	$—	(9)	$1,062,463	$3,085,043
Former Executive Vice President and Chief Business Officer	2025	443,886	—	776,246	—		64,002	1,284,134
Notes
(1) There were no bonus awards in 2026.
(2) The 2026 data is outlined in the Non-Equity Incentive Plan Compensation table below.
(3) The 2026 data is outlined in the Change in Pension Value and Nonqualified Deferred Compensation Earnings table below.
(4) The 2026 data is outlined in the All Other Compensation table below.
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
(6) The Change in Pension Value in 2026 was ($21,710).
(7) The Change in Pension Value in 2026 was ($29,228).
(8) The Change in Pension Value in 2026 was ($20,006).
(9) The Change in Pension Value in 2026 was ($25,015).

Non-Equity Incentive Plan Compensation
	Michael D. Skaggs	Donald A. Moul	Thomas C. Rice	Matthew M. Rasmussen	William M. Trumm	Allen A. Clare	Rebecca C. Tolene	Jeremy P. Fisher
EAIP	$—	$1,368,180	$694,742	$542,402	$578,281	$557,782	$618,209	$723,051
LTP	—	3,368,750	1,549,583	999,218	683,873	472,500	1,165,730	601,500
LTR 2024-03(A)	—	262,500	186,000	109,000	69,000	45,001	81,667	58,000
LTR 2025-02(B)	—	262,500	186,000	109,000	69,000	45,000	75,250	58,000
LTR 2026-01(C)	—	262,500	193,000	113,000	73,000	47,000	78,167	65,000
Total	$—	$5,524,430	$2,809,325	$1,872,620	$1,473,154	$1,167,283	$2,019,023	$1,505,551
Notes
(A) LTR grant representing the third tranche of the 2024 LTR award effective October 1, 2023.
(B) LTR grant representing the second tranche of the 2025 LTR award effective October 1, 2024.
(C) LTR grant representing the first tranche of the 2026 LTR award effective October 1, 2025.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
	Michael D. Skaggs	Donald A. Moul	Thomas C. Rice		Matthew M. Rasmussen		William M. Trumm	Allen A. Clare	Rebecca C. Tolene		Jeremy P. Fisher
Increase under TVARS Plans(A)	$—	$—	$—	(B)	$—	(C)	$—	$—	$—	(D)	$—	(E)
Increase under SERP	113,099	150,068	—		—		—	—	—		—
Total	$113,099	$150,068	$—		$—		$—	$—	$—		$—
Notes
(A) The present value of the TVARS Plans and SERP is impacted by plan assumption changes and actual plan experience which may be different than previously assumed.
(B) The Increase under TVARS Plans was ($21,710).
(C) The Increase under TVARS Plans was ($29,228).
(D) The Increase under TVARS Plans was ($20,006).
(E) The Increase under TVARS Plans was ($25,015).

All Other Compensation
	Michael D. Skaggs	Donald A. Moul	Thomas C. Rice	Matthew M. Rasmussen	William M. Trumm	Allen A. Clare		Rebecca C. Tolene	Jeremy P. Fisher
401(k) Matching Contribution	$—	$15,750	$15,750	$15,750	$21,000	$15,750		$15,750	$15,750
Non-Elective 401(k) Contribution	—	15,750	10,500	10,500	21,000	15,750		10,500	10,500
Restoration Plan Contributions	—	175,959	133,784	99,933	84,563	135,580	(A)	58,858	74,857
Severance Payments	—	2,520,000	—	—	—	—		1,170,068	879,750
Unused Annual Leave	—	180,000	—	—	—	—		100,594	81,606
Total	$—	$2,907,459	$160,034	$126,183	$126,563	$167,080		$1,355,770	$1,062,463
Notes
(A) The amount for Mr. Clare represents a discretionary contribution of $75,000 and a restoration contribution of $60,580. The amounts for the other NEOs represent restoration contributions.

The following table provides information on non-equity incentive plan opportunities and grants provided to NEOs and the possible range of payouts associated with the opportunities and grants. Awards under the EAIP, LTP, and LTR that vested as of September 30, 2026, will be paid in cash during the first quarter of 2027.

Grants of Plan-Based Awards Table as of September 30, 2026
			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards(1)
			Current Year			Future Years			Performance Period End / Vesting Date
Name	Plan		Threshold(2)	Target(2)	Maximum(2)	Threshold(2)	Target(2)	Maximum(2)
Michael D. Skaggs	Additional Compensation Award	(3)				$—	$499,000	$499,000	4/24/2027

Donald A. Moul	EAIP	(4)	$990,000	$990,000	$1,368,180				9/30/2026

	LTP 2024	(5)	2,245,833	2,245,833	3,481,041				9/30/2026
	LTR 2024-03	(6)		262,500	262,500				9/30/2026
	LTR 2025-02	(6)		262,500	262,500				9/30/2026
	LTR 2026-01	(6)		262,500	262,500				9/30/2026
	LTP 2025	(7)				$1,429,167	$1,429,167	$1,429,167	9/30/2027
	LTP 2026	(7)				612,500	612,500	612,500	9/30/2028

Thomas C. Rice	EAIP	(4)	$291,870	$583,740	$1,167,480				9/30/2026
	LTP 2024	(5)	651,000	1,302,000	2,604,000				9/30/2026
	LTR 2024-03	(6)		186,000	186,000				9/30/2026
	LTR 2025-02	(6)		186,000	186,000				9/30/2026
	LTR 2026-01	(6)		193,000	193,000				9/30/2026
	LTP 2025	(7)				$651,000	$1,302,000	$1,953,000	9/30/2027
	LTR 2025-03	(6)					186,000	186,000	9/30/2027
	LTR 2026-02	(6)					193,000	193,000	9/30/2027
	LTP 2026	(7)				677,500	1,355,000	2,032,500	9/30/2028
	LTR 2026-03	(6)					193,000	193,000	9/30/2028

Matthew M. Rasmussen	EAIP	(4)	$207,414	$414,828	$829,656				9/30/2026
	LTP 2024	(5)	382,100	764,200	1,528,400				9/30/2026
	LTR 2024-03	(6)		109,000	109,000				9/30/2026
	LTR 2025-02	(6)		109,000	109,000				9/30/2026
	LTR 2026-01	(6)		113,000	113,000				9/30/2026
	LTP 2025	(7)				$382,100	$764,200	$1,146,300	9/30/2027
	LTR 2025-03	(6)					109,000	109,000	9/30/2027
	LTR 2026-02	(6)					113,000	113,000	9/30/2027
	LTP 2026	(7)				394,000	788,000	1,182,000	9/30/2028
	LTR 2026-03	(6)					113,000	113,000	9/30/2028

William M. Trumm	EAIP	(4)	$205,396	$410,792	$821,584				9/30/2026
	LTP 2024	(5)	242,900	485,800	971,600				9/30/2026
	LTR 2024-03	(6)		69,000	69,000				9/30/2026
	LTR 2025-02	(6)		69,000	69,000				9/30/2026
	LTR 2026-01	(6)		73,000	73,000				9/30/2026
	LTP 2025	(7)				$242,900	$485,800	$728,700	9/30/2027
	LTR 2025-03	(6)					69,000	69,000	9/30/2027
	LTR 2026-02	(6)					73,000	73,000	9/30/2027
	LTP 2026	(7)				257,500	515,000	772,500	9/30/2028
	LTR 2026-03	(6)					73,000	73,000	9/30/2028

Allen A. Clare	EAIP	(4)	$139,725	$279,450	$558,900				9/30/2026
	LTP 2024	(5)	157,500	315,000	630,000				9/30/2026
	LTR 2024-03	(6)		45,001	45,001				9/30/2026
	LTR 2025-02	(6)		45,000	45,000				9/30/2026
	LTR 2026-01	(6)		47,000	47,000				9/30/2026
	LTP 2025	(7)				$157,500	$315,000	$472,500	9/30/2027
	LTR 2025-03	(6)					45,000	45,000	9/30/2027
	LTR 2026-02	(6)					47,000	47,000	9/30/2027

	LTP 2026	(7)				162,500	325,000	487,500	9/30/2028
	LTR 2026-03	(6)					47,000	47,000	9/30/2028

Rebecca C. Tolene	EAIP	(4)	$154,862	$309,724	$619,448				9/30/2026
	LTP 2024	(5)	388,577	777,153	1,554,306				9/30/2026
	LTR 2024-03	(6)		81,667	81,667				9/30/2026
	LTR 2025-02	(6)		75,250	75,250				9/30/2026
	LTR 2026-01	(6)		78,167	78,167				9/30/2026
	LTP 2025	(7)				$238,160	$476,319	$714,479	9/30/2027
	LTP 2026	(7)				90,709	181,417	272,126	9/30/2028

Jeremy P. Fisher	EAIP	(4)	$181,125	$362,250	$724,500				9/30/2026
	LTP 2024	(5)	200,500	401,000	802,000				9/30/2026
	LTR 2024-03	(6)		58,000	58,000				9/30/2026
	LTR 2025-02	(6)		58,000	58,000				9/30/2026
	LTR 2026-01	(6)		65,000	65,000				9/30/2026
	LTP 2025	(7)				$133,667	$267,333	$401,000	9/30/2027
	LTP 2026	(7)				75,334	150,667	226,001	9/30/2028
Notes
(1) TVA does not have any equity securities and therefore has no equity-based awards.
(2) Threshold, Target, and Maximum represent amounts that could be earned by an NEO based on performance during the applicable performance cycle. Threshold, Target, and Maximum targets for EAIP and LTIP were 50 percent, 100 percent, and 200 percent for 2026.
(3) Mr. Skaggs will be entitled to receive additional compensation, payable as a lump sum within two months of the end of his term on April 24, 2027, in an amount up to $499,000 if he meets certain objectives as determined by the TVA Board in its reasonable discretion. See Total Direct Compensation - Additional Compensation for CEO for further information regarding these objectives.
(4) For all participants, the target opportunity was a blended opportunity based on time in role. An individual performance multiplier of up to 150 percent may also be applied which may increase the award to 125 percent above target for all NEOs. Actual EAIP awards earned for performance in 2026 are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table. The target and maximum EAIP award amounts for Mr. Moul are based on the terms of his separation agreement, which provide that Mr. Moul will be entitled to the greater of the prorated target EAIP award or the prorated actual EAIP award (not to exceed a payout at 138.2% performance). The target EAIP award for Ms. Tolene is prorated due to separation in 2026.
(5) At the end of the performance period, TVA's LTIP Scorecard was applied to the grants in order to determine LTP award payouts. Award payouts are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table. The threshold, target, and maximum award amounts for Mr. Moul are based on the terms of his separation agreement, which provide that Mr. Moul will be entitled to the greater of the prorated target LTP award or the prorated actual LTP award (not to exceed a payout at 155.0% performance). The target LTP award for Ms. Tolene was prorated due to separation in 2026.
(6) All LTR awards will be paid in a lump sum within two months of the September 30th vesting date except in the case of death, disability, or retirement. The awards will be paid in cash after deducting applicable federal, state, and local withholding taxes. In the case of death, the beneficiary will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant's death. Disability awards will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant's separation from service due to disability. Actual LTR awards earned in 2026 are reported for each of the NEOs under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table. The LTR awards for Mr. Moul were prorated due to retirement in 2026. The LTR awards for Ms. Tolene were prorated due to separation in 2026.
(7) At the end of the performance period, TVA's LTIP Scorecard will be applied to the grants in order to determine LTP award payouts. The final award may be adjusted by the TVA Board in its discretion in appropriate circumstances. The target LTP awards for Mr. Moul were prorated due to retirement in 2026. The threshold and maximum LTP awards for Mr. Moul are based on the terms of his separation agreement. The target LTP awards for Ms. Tolene were prorated due to separation in 2026.

Retirement and Pension Plans

The table below provides the actuarial present value of the NEOs' accumulated benefits, including the number of years of credited service, under TVA's retirement and pension plans as of September 30, 2026, determined using a methodology and interest rate and mortality rate assumptions consistent with those used in the financial statements in this Annual Report, set forth in Note 21 — Benefit Plans.

Pension Benefits Table
Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit		Payments During Last Year
Michael D. Skaggs	TVARS	N/A	N/A	(1)	$—
	SERP Tier 1	27.870	4,862,695	(2)	1,110,586
Donald A. Moul	TVARS	N/A	N/A	(3)	—
	SERP Tier 1	4.275	1,574,445		436,663
Thomas C. Rice	TVARS	24.360	257,346		—
	SERP Tier 1	N/A	N/A		—
Matthew M. Rasmussen	TVARS	24.380	325,281		—
	SERP Tier 1	N/A	N/A		—
William M. Trumm	TVARS	N/A	N/A	(4)	—
	SERP Tier 1	N/A	N/A		—
Allen A. Clare	TVARS	N/A	N/A	(3)	—
	SERP Tier 1	N/A	N/A		—
Rebecca C. Tolene	TVARS	24.380	314,531		—
	SERP Tier 1	N/A	N/A		—
Jeremy P. Fisher	TVARS	23.060	242,773		—
	SERP Tier 1	N/A	N/A		—
Notes
(1) Mr. Skaggs previously elected a cashout of his TVARS pension benefit.
(2) This amount is related to Mr. Skaggs' prior service which ended January 5, 2022.
(3) Mr. Moul and Mr. Clare were not eligible to participate in the TVARS pension plan since they were hired after June 30, 2014.
(4) Mr. Trumm previously elected to transfer his TVARS cash balance benefit to the TVA 401(k) plan.

Qualified Retirement Plans

The retirement benefits for which employees are eligible and receive under the TVARS pension plan and 401(k) plan depend on the employee's hire date, years of service, and individual elections. Following is a discussion of the benefits for which the NEOs are eligible.

•Employees who were first hired on or after January 1, 1996, and who had 10 or more years of service as of October 1, 2016, receive (1) a cash balance pension benefit calculated based on (a) pay-based credits and interest that accrue over time in the employee's account and (b) the employee's age at the time of retirement, and (2) 401(k) plan non-elective and matching contributions from TVA. The monthly pay credits are equal to three percent of eligible compensation, and monthly interest is credited at an annual interest rate equal to the change in the CPI-U plus two percent (with a minimum of 4.75 percent and a maximum of 6.25 percent). The interest rate during 2026 was 4.75 percent. The 401(k) plan automatic, non-elective contribution is equal to three percent of eligible compensation, and the matching contribution is $0.75 on every dollar contributed by the employee up to six percent of eligible compensation, for a maximum matching contribution of 4.5 percent of eligible compensation. Mr. Rice, Mr. Rasmussen, Ms. Tolene, and Mr. Fisher are in this group.

•Employees who were hired prior to July 1, 2014, and who elected to waive their cash balance retirement benefit and transfer their cash balance account to the 401(k) plan effective October 1, 2018, receive a retirement benefit in the 401(k) plan only. The 401(k) plan automatic, non-elective contribution is equal to six percent of eligible compensation, and the matching contribution is dollar-for-dollar on employee contributions up to six percent of the eligible compensation, for a maximum matching contribution of six percent of eligible compensation. Mr. Trumm is in this group.

•Employees who were first hired on or after July 1, 2014 (or who were rehired and were either previously not vested in the pension plan or cashed out their pension benefit) receive a retirement benefit in the 401(k) plan only. The 401(k) plan automatic, non-elective contribution is equal to 4.5 percent of eligible compensation, and the matching contribution is $0.75 on every dollar contributed by the employee up to six percent of eligible compensation, for a maximum matching contribution of 4.5 percent of eligible compensation. Mr. Moul and Mr. Clare are in this group.

Mr. Skaggs did not receive any new benefits under the TVARS pension plan or the 401(k) plan during 2026.

Cash Balance Pension. For NEOs who are eligible for retirement benefits under the pension plan, which includes Mr. Rice, Mr. Rasmussen, Ms. Tolene, and Mr. Fisher, eligible compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled "Salary" in the Summary Compensation Table. The eligible compensation in 2026 could not exceed $350,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  Employees with cash balance benefits who have at least five years of cash balance service are eligible at retirement or termination of employment to receive an immediate benefit in the form of a monthly pension with survivor benefit options or in a lump-sum payment with cash out or rollover options.  The pension plan does not provide for early retirement benefits to any NEO or any other employee eligible for cash balance benefits.

401(k) Plan. All employees eligible to participate in the 401(k) plan, including the NEOs (other than Mr. Skaggs), may elect to contribute to the 401(k) plan on a before-tax, Roth, and/or after-tax basis, and in-plan Roth rollovers by participant election are available. Contributions to a participant's 401(k) plan account by TVA and the participant during 2026 could not exceed $72,000 pursuant to the IRS annual contribution limit applicable to qualified plans. For purposes of matching and non-elective contributions from TVA to the 401(k) accounts of the NEOs (other than Mr. Skaggs), eligible compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled "Salary" in the Summary Compensation Table. The eligible compensation in 2026 could not exceed $350,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  Any participant in the 401(k) plan must have three years of TVA service to be vested in matching and non-elective contributions from TVA.

Nonqualified Retirement Plans

Supplemental Executive Retirement Plan. Certain NEOs are participants in the SERP. The SERP is a nonqualified defined benefit pension plan similar to those typically found in other companies in TVA's peer group and is provided to a limited number of executives, including the NEOs.  TVA's SERP was created to recruit and retain key executives.  The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA's qualified defined benefit plan and Internal Revenue Code Section 415 limits on qualified retirement plans.

In July 2025, the SERP was amended so that participants ceased accruing new benefits on September 30, 2025. Participants will continue to be entitled to receive their accrued benefits as calculated on September 30, 2025, and the amount of these benefits is included in the Pension Benefits Table above.

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

Deferred Compensation Plan. The DCP is designed to provide participants with the ability to defer compensation to future periods and also allows TVA to make discretionary contributions to participants' accounts. The plan assists in the recruitment of top executive talent for TVA. As in other corporations, deferred compensation can be an integral part of a total compensation package.

Nonqualified Deferred Compensation

The following table provides information regarding deferred contributions, earnings, distributions, and balances for each of the NEOs who participated in the Deferred Compensation Plan and/or the Restoration Plan.  The amounts reported under this table do not represent compensation in addition to the compensation that was earned in 2026 and already reported in the Summary Compensation Table, but rather the amounts of compensation earned by the NEOs in 2026 or prior years that were or have been deferred.

Nonqualified Deferred Compensation Table
Name	Executive Contributions in 2026		Registrant Contributions in 2026(1)	Aggregate Earnings in 2026(2)		Aggregate Withdrawals/ Distributions in 2026	Aggregate Balance at September 30, 2026(10)
Michael D. Skaggs	$—		$—	$734,815	(6)	$—	$8,389,973	(11)
Donald A. Moul	—		175,959	—		—	175,959
Thomas C. Rice	—		133,784	13,746	(7)	—	259,249
Matthew M. Rasmussen	53,116	(3)	99,933	57,681	(7)	—	546,180
William M. Trumm	—		84,563	3,274	(7)	—	115,285
Allen A. Clare	327,182	(4)	135,580	38,617	(8)	—	1,060,314
Rebecca C. Tolene	411,508	(5)	58,858	111,864	(9)	7,077	1,454,994
Jeremy P. Fisher	—		74,857	15,126	(7)	—	205,624
Notes
(1) All amounts are included in the Summary Compensation Table as compensation for 2026. The amount for Mr. Clare represents a discretionary contribution of $75,000 and a restoration contribution of $60,580. The amounts for the other NEOs represent restoration contributions. The restoration contributions will be credited to the applicable plan accounts in 2027.
(2) Includes vested earnings. Because none of the amounts are above market or preferential earnings under SEC rules, none of these amounts are included in the Summary Compensation Table.
(3) Represents vested contributions of $53,116 under the Restoration Plan. This amount is included in the Summary Compensation Table as compensation for 2026.
(4) Represents vested contributions of $292,028 under the Deferred Compensation Plan and vested contributions of $35,154 under the Restoration Plan. The total amount is included in the Summary Compensation Table as compensation for 2026. The contributions under the Deferred Compensation Plan will be credited to the applicable plan account in 2027.
(5) Represents vested contributions of $298,501 under the Deferred Compensation Plan and vested contributions of $113,007 under the Restoration Plan. The total amount is included in the Summary Compensation Table as compensation for 2026. The contributions under the Deferred Compensation Plan will be credited to the applicable plan account in 2027.
(6) Represents vested earnings in the Deferred Compensation Plan.
(7) Represents vested earnings in the Restoration Plan.
(8) Represents vested earnings of $22,675 in the Deferred Compensation Plan and vested earnings of $15,942 in the Restoration Plan.
(9) Represents vested earnings of $36,596 in the Deferred Compensation Plan and vested earnings of $75,267 in the Restoration Plan.
(10) Includes vested contributions and earnings, including contributions that will be credited to the applicable plan accounts in 2027. The following amounts have been reported in the Summary Compensation Table as compensation for a prior fiscal year: for Mr. Moul, Mr. Trumm, and Mr. Clare, $0; for Mr. Skaggs, $600,000; for Mr. Fisher, $38,127; for Mr. Rice, $70,493; for Mr. Rasmussen, $87,882; and for Ms. Tolene, $527,332.
(11) Represents vested contributions and earnings in the Deferred Compensation Plan that are related to prior service which ended January 5, 2022.

As discussed above, TVA's compensation plans may allow participants to defer all or a portion of compensation earned under the plans as defined by plan terms and IRS regulations.  All deferrals are credited to each participant in a deferred compensation account, and the deferral amounts are then funded into a rabbi trust.  Each participant may elect one or more investment options made available by TVA or allow some or all funds to accrue interest at the rate established by the beginning of each fiscal year equal to the composite rate of all marketable U.S. Treasury issues. Participants may elect to change from either one notional investment option or the TVA interest bearing option to another at any time.  Generally, upon termination of employment, funds are distributed pursuant to elections made in accordance with applicable IRS regulations.

Executive Severance Plan

Certain executives, including the NEOs (except for Mr. Skaggs), are participants in the Severance Plan. The Severance Plan provides that if TVA terminates an NEO’s employment other than for Gross Misconduct (as defined below) or such participant terminates employment for Good Reason (as defined below), such participant will be eligible to receive the following benefits in addition to his or her accrued compensation:

•For all participating NEOs, a lump sum severance payment equal to the applicable multiplier times the sum of the employee’s annual base salary and target annual incentive, and continued healthcare benefits for a number of complete or partial years equal to such multiplier. The applicable multiplier varies depending on position title and is 1.0 for Executive Vice President roles and 0.5 for Senior Vice President roles.

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

Market Severance Agreements

TVA has entered into Market Severance Agreements with certain covered executives. The Market Severance Agreements provide that each such executive will receive a lump-sum cash payment within 90 days following the executive’s separation from service under any of the following circumstances, subject to the executive’s timely execution and non-revocation of a release of claims within 60 days of such separation from service and provided in each case that the executive has not committed Gross Misconduct: the executive’s (a) termination by TVA, (b) resignation for Good Reason (as defined below) or retirement, or (c) death or disability (a “Qualifying Termination”). Such payment shall be in the amount set forth below for each executive, and shall be in addition to his or her accrued compensation and any amounts paid under any other TVA severance program:

• With respect to Mr. Rice, a lump sum severance payment equal to $1,090,000.

• With respect to Mr. Rasmussen, a lump sum severance payment equal to $540,000.

• With respect to Mr. Trumm, a lump sum severance payment equal to $360,000.

Eligible retirement criteria with respect to the Market Severance Agreements include separations while a covered executive meets any of the following conditions (subject in each case, only so long as the Chief Executive Officer in service as of the effective date of the applicable Market Severance Agreement remains Chief Executive Officer of TVA, to the approval of such Chief Executive Officer): (a) the executive has reached the age of 60 with at least five years of full-time TVA service, (b) the executive has reached the age of 55 with at least 10 years of full-time TVA service, (c) the executive has reached the age of 50 with at least 15 years of full-time TVA service, (d) the executive has at least 20 years of full-time TVA service, regardless of age, or (e) the executive is in the Civil Service Retirement System or Federal Employees Retirement System and is eligible for an immediate retirement benefit upon termination as outlined in the applicable plan.

Under the Market Severance Agreements, Good Reason shall mean any of the following, subject to the executive’s notice to TVA and the opportunity for TVA to cure within 30 days: (a) a material adverse change in the executive’s authority, duties, or responsibilities (excluding during any period of executive’s physical or mental incapacity) with respect to his or her employment with TVA without the executive’s prior written consent; (b) a material reduction in the executive’s total compensation without the executive’s prior written consent (other than any reduction applicable to management employees generally); (c) an actual change in the executive’s principal work location by more than 50 miles and more than 50 miles from the executive’s principal place of abode as of the date of such change in job location without the executive’s prior written consent; or (d) a material breach by TVA of any term or provision of the Market Severance Agreement without the executive’s prior written consent.

Under the Market Severance Agreements, Gross Misconduct shall mean any of the following, in each case as determined by TVA in its reasonable discretion: (a) misconduct involving dishonesty, fraud, or gross negligence that directly results in significant economic or reputational harm to TVA; (b) insubordination, intentional neglect of duties, or refusal to cooperate with investigations of TVA’s business practices; (c) conviction of a crime amounting to a felony under the laws of the United States or any of the several states, or a crime of moral turpitude; (d) a significant violation of TVA’s Code of Ethics or Code of Conduct; or (e) disclosure without authorization of proprietary or confidential information of TVA.
In addition, TVA agreed to reimburse the covered executives for any excise taxes, interest, or penalties that may arise as a result of their entry into the Market Severance Agreements, including a gross-up for additional taxes incurred as a result of such reimbursement, as further set forth in the Market Severance Agreements.

Potential Payments on Account of Resignation, Retirement, Termination without Cause, Termination with Cause, Death, or Disability

The tables below show certain potential payments that would have been made to each NEO who was still employed by TVA on September 30, 2026, if his or her employment had been terminated on September 30, 2026, under various scenarios: retirement, resignation, resignation for Good Reason, termination without Cause, termination with Cause, death, and disability. In addition, the tables below show post-employment payments that were made to the NEOs who separated from service during 2026 as well as estimated payments that have been or will be made to these NEOs after September 30, 2026. The tables below also include payments from the following sources: Severance Plan, SERP, RP, EAIP, LTR, LTP, and deferred compensation.

The following provides background information on certain payments included in the termination tables:

•Resignation. The Resignation column covers resignations that do not qualify as resignations for Good Reason under TVA's Severance Plan, including, where applicable, resignations under the Market Severance Agreements. See Executive Compensation Tables and Narrative Disclosures — Executive Severance Plan for a definition of Good Reason. See Executive Compensation Tables and Narrative Disclosures — Market Severance Agreements for a discussion of the retirement and other payments to be provided to NEOs under the Market Severance Agreements.

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

•Market Severance Agreement and Termination without Gross Misconduct. The Market Severance Agreements entered into with certain of the NEOs provide that upon a Qualifying Termination, and provided that no Gross Misconduct has occurred, the NEO will be entitled to a lump-sum cash payment, in addition to his or her accrued compensation and any amounts paid under any other TVA severance program. See Executive Compensation Tables and Narrative Disclosures — Market Severance Agreements for a discussion of the payments to be provided to NEOs under the Market Severance Agreements.

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

•LTP Payment in the Event of Retirement. The LTIP provides that if a participant retires, the participant is entitled to (1) any LTP award that had vested at the time of the participant's separation from service but not been paid and (2) a prorated portion of any LTP awards that had not vested at the time of the participant's separation from service, provided that the amount of any such LTP award (a) is calculated using the actual percent of opportunity achieved and (b) is prorated based on the number of whole months the participant is employed by TVA during the applicable performance cycle. Mr. Skaggs and Mr. Clare were the only NEOs who were eligible to retire as of September 30, 2026. Mr. Skaggs did not receive any LTP grants in connection with his appointment as CEO. Mr. Moul retired during 2026.

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

Michael D. Skaggs	Resignation	Retirement	Resignation for Good Reason	Termination without Cause	Termination with Cause	Death/Disability
Offer Letter(1)	$—	$—	$—	$296,154	$—	$—
Additional Compensation(1)	499,000	499,000	499,000	499,000	—	499,000
SERP from Prior Service(2)	4,862,695	4,862,695	4,862,695	4,862,695	4,862,695	4,862,695
Restoration Plan	—	—	—	—	—	—
EAIP	—	—	—	—	—	—
LTR	—	—	—	—	—	—
LTP	—	—	—	—	—	—
Deferred Compensation from Prior Service(2)	8,389,973	8,389,973	8,389,973	8,389,973	8,389,973	8,389,973
Total Value of Potential Payments	$13,751,668	$13,751,668	$13,751,668	$14,047,822	$13,252,668	$13,751,668
Notes
(1) Under the terms of his offer letter, Mr. Skaggs is entitled to a lump-sum payment in an amount equivalent to the sum of the remainder of his annual salary and the full amount of the potential additional compensation if the TVA Board removes him from office for a reason other than gross misconduct, as defined in the offer letter. If Mr. Skaggs separates from service for any other reason, he or his beneficiary will be entitled only to the sum of any salary earned to the time of his separation along with the full amount of the potential additional compensation.
(2) The amounts in the SERP and Deferred Compensation rows relate to Mr. Skaggs' prior service which ended January 5, 2022.

Thomas C. Rice	Resignation	Retirement	Termination without Cause or Resignation for Good Reason	Termination with Cause	Death/Disability
Severance Plan	$—	$—	$1,313,415	$—	$—
SERP	—	—	—	—	—
Restoration Plan	259,249	259,249	259,249	259,249	259,249
EAIP	694,742	694,742	694,742	694,742	694,742
LTR	565,000	565,000	565,000	565,000	818,833
LTP	1,549,583	1,549,583	2,869,250	1,549,583	2,869,250
Deferred Compensation	—	—	—	—	—
Total Value of Potential Payments	$3,068,574	$3,068,574	$5,701,656	$3,068,574	$4,642,074

After the end of its fiscal year, TVA entered into a Market Severance Agreement with Mr. Rice. Assuming for this purpose that the Market Severance Agreement had been in place on September 30, 2026, if Mr. Rice met the terms of the Market Severance Agreement in connection with a Qualifying Termination (which would include the executive’s (a) termination by TVA, (b) resignation for Good Reason or retirement, or (c) death or disability), then the totals in the following columns would be as follows: $4,158,574 for the Retirement column; $6,791,656 for the Termination without Cause or Resignation for Good Reason column, and $5,732,074 for the Death/Disability column.

Matthew M. Rasmussen	Resignation	Retirement	Termination without Cause or Resignation for Good Reason	Termination with Cause	Death/Disability
Severance Plan	$—	$—	$553,104	$—	$—
SERP	—	—	—	—	—
Restoration Plan	546,180	546,180	546,180	546,180	546,180
EAIP	542,402	542,402	542,402	542,402	542,402
LTR	331,000	331,000	331,000	331,000	479,667
LTP	999,218	999,218	1,771,351	999,218	1,771,351
Deferred Compensation	—	—	—	—	—
Total Value of Potential Payments	$2,418,800	$2,418,800	$3,744,037	$2,418,800	$3,339,600
After the end of its fiscal year, TVA entered into a Market Severance Agreement with Mr. Rasmussen. Assuming for this purpose that the Market Severance Agreement had been in place on September 30, 2026, if Mr. Rasmussen met the terms of the Market Severance Agreement in connection with a Qualifying Termination (which would include the executive’s (a) termination by TVA, (b) resignation for Good Reason or retirement, or (c) death or disability), then the totals in the following columns would be as follows: $2,958,800 for the Retirement column; $4,284,037 for the Termination without Cause or Resignation for Good Reason column, and $3,879,600 for the Death/Disability column.

William M. Trumm	Resignation	Retirement	Termination without Cause or Resignation for Good Reason	Termination with Cause	Death/Disability
Severance Plan	$—	$—	$997,637	$—	$—
SERP	—	—	—	—	—
Restoration Plan	115,284	115,284	115,284	115,284	115,284
EAIP	578,281	578,281	578,281	578,281	578,281
LTR	211,000	211,000	211,000	211,000	306,333
LTP	683,873	683,873	1,179,406	683,873	1,179,406
Deferred Compensation	—	—	—	—	—
Total Value of Potential Payments	$1,588,438	$1,588,438	$3,081,608	$1,588,438	$2,179,304
After the end of its fiscal year, TVA entered into a Market Severance Agreement with Mr. Trumm. Assuming for this purpose that the Market Severance Agreement had been in place on September 30, 2026, if Mr. Trumm met the terms of the Market Severance Agreement in connection with a Qualifying Termination (which would include the executive’s (a) termination by TVA, (b) resignation for Good Reason or retirement, or (c) death or disability), then the totals in the following columns would be as follows: $1,948,438 for the Retirement column; $3,441,608 for the Termination without Cause or Resignation for Good Reason column, and $2,539,304 for the Death/Disability column.

Allen A. Clare	Resignation	Retirement	Termination without Cause or Resignation for Good Reason	Termination with Cause	Death/Disability
Severance Plan	$—	$—	$372,600	$—	$—
SERP	—	—	—	—	—
Restoration Plan	306,808	306,808	306,808	306,808	306,808
EAIP	557,782	557,782	557,782	557,782	557,782
LTR	137,001	137,001	137,001	137,001	198,668
LTP	472,500	790,833	790,833	472,500	790,833
Deferred Compensation	753,506	753,506	753,506	753,506	753,506
Total Value of Potential Payments	$2,227,597	$2,545,930	$2,918,530	$2,227,597	$2,607,597

Post-Employment Payments for Donald A. Moul, Rebecca C. Tolene, and Jeremy P. Fisher

Donald A. Moul(1)	Payments for 2026		Estimated Payments After 2026
Severance Plan	$2,520,000	(2)	$—
SERP	436,663	(3)	1,746,650	(4)
Restoration Plan	—		175,959	(5)
EAIP	1,368,180	(6)	—
LTR	787,500	(7)	—
LTP	3,368,750	(6)	2,041,667	(8)
Deferred Compensation	—		—
Total Value of Payments	$8,481,093		$3,964,276
Notes
(1) Mr. Moul retired from TVA on July 1, 2026.
(2) Mr. Moul received a payment of $2,520,000 under the TVA Severance Plan on July 27, 2026.
(3) Represents the first of five SERP benefit installments.
(4) Represents the sum of the four remaining annual installments.
(5) Represents the 2026 employer contribution which is accrued as of September 30, 2026 but will not be deposited into the participant's account until December 2026. This amount reflects account value only and does not represent projected future distributions, which will depend on Mr. Moul's distribution timing election and the investment returns credited to the account after September 30, 2026.
(6) The payment is expected to be made in November 2026.
(7) The payment was made in October 2026.
(8) Mr. Moul will receive 21/36ths of the target LTP award that vests on September 30, 2027, and 9/36ths of the target LTP award that vests on September 30, 2028. Per the terms of his separation agreement, these amounts will be $1,429,167 and $612,500, respectively.

Rebecca C. Tolene(1)	Payments for 2026		Estimated Payments After 2026
Severance Plan	$1,170,068	(2)	$—
SERP	—		—
Restoration Plan	—		786,203	(3)
EAIP	618,209	(4)	—
LTR	235,084	(5)	—
LTP	1,165,730	(4)	657,736	(6)
Deferred Compensation	7,077		668,791	(7)
Total Value of Payments	$3,196,168		$2,112,730
Notes
(1) Ms. Tolene separated from service from TVA on May 13, 2026.
(2) Ms. Tolene received a payment of $1,170,068 under the TVA Severance Plan on June 1, 2026.
(3) Represents the account balance as of September 30, 2026 and the 2026 employer contribution which is accrued as of September 30, 2026 but will not be deposited into Ms. Tolene's account until December 2026. This amount reflects account value only and does not represent projected future distributions, which will depend on Ms. Tolene's distribution timing elections and the investment returns credited to the account after September 30, 2026.
(4) The payment is expected to be made in November 2026.
(5) The payment was made in October 2026.
(6) Ms. Tolene will receive 19/36ths of the actual LTP award that vests on September 30, 2027, and 7/36ths of the actual LTP award that vests on September 30, 2028. Assuming 100 percent payout, these amounts will be $476,319 and $181,417, respectively.
(7) Represents the account balance as of September 30, 2026 and deferrals elected on compensation earned during 2026 but not yet paid or deposited into the plan as of September 30, 2026. This amount reflects account value only and does not represent projected future distributions, which will depend on the executive's distribution timing elections and the investment returns credited to the account after September 30, 2026.

Jeremy P. Fisher(1)	Payments for 2026		Estimated Payments After 2026
Severance Plan	$879,750	(2)	$—
SERP	—		—
Restoration Plan	—		205,624	(3)
EAIP	723,051	(4)	—
LTR	181,000	(5)	—
LTP	601,500	(4)	418,000	(6)
Deferred Compensation	—		—
Total Value of Payments	$2,385,301		$623,624
Notes
(1) Mr. Fisher separated from service from TVA on September 30, 2026.
(2) Mr. Fisher received a payment of $879,750 under the TVA Severance Plan on October 19, 2026.
(3) Represents the account balance as of September 30, 2026 and the 2026 employer contribution which is accrued as of September 30, 2026 but will not be deposited into Mr. Fisher's account until December 2026. This amount reflects account value only and does not represent projected future distributions, which will depend on Mr. Fisher's distribution timing elections and the investment returns credited to the account after September 30, 2026.
(4) The payment is expected to be made in November 2026.
(5) The payment was made in October 2026.
(6) Mr. Fisher will receive 24/36ths of the actual LTP award that vests on September 30, 2027, and 12/36ths of the actual LTP award that vests on September 30, 2028. Assuming 100 percent payout, these amounts will be $267,333 and $150,667, respectively.

CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K, TVA is providing the following information regarding the annual total compensation of TVA's CEO position and the annual total compensation of the median employee of the company:

•The total annualized compensation for the CEO position for 2026 was $613,099. This amount represents the amount to which Mr. Skaggs would have been entitled if he served as CEO for all of 2026.
•The amount assumes that Mr. Skaggs would have received an annual salary of $500,000 along with the increase under his SERP of $113,099.
•For 2026, the median employee's annual total compensation was $173,268.

Based on this information, the pay ratio of the total compensation for the CEO position to the median employee was approximately 4 to 1.

To identify the median employee and to determine the annual total compensation of the median employee, TVA took the following steps:

•TVA selected September 30, 2026, as the date on which to identify its median employee. On September 30, 2026, TVA's employee population that had earnings in 2026 (including full-time, part-time, and temporary employees) consisted of 10,783 individuals located in the U.S.
•In order to identify the median employee from its employee population, TVA compared the compensation that would be included in Box 5 (Medicare Wages and Tips) of Form W-2, which includes salary, overtime, and incentive compensation, for the period from October 1, 2025 to September 30, 2026. Box 5 compensation was used as it is representative of the compensation received by all employees and is readily available and objective.
•After identifying its median employee, TVA calculated that employee's compensation for 2026 as though that compensation was being calculated for purposes of the Summary Compensation Table, resulting in annual total compensation of $173,268.

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

Director Compensation

The TVA Act provides for up to nine directors on the TVA Board.  As of September 30, 2026, the TVA Board consisted of six members. Under the TVA Act, each director receives certain stipends that are increased annually by the same percentage increase applicable to adjustments under 5 U.S.C. § 5318, which adjusts the annual rates of pay of employees on the Executive Schedule of the U.S. Government.  Effective January 1, 2026, the annual stipend for TVA directors was increased from $62,100 to $62,700 per year unless (1) the director chairs a TVA Board committee, in which case the stipend was increased from $63,400 to $64,000 per year, or (2) the director is the Chair of the TVA Board, in which case the stipend was increased from $69,300 to $70,000 per year.  Directors are also reimbursed under federal law for travel, lodging, and related expenses while attending meetings and for other official TVA business.

The most recent annual stipends provided by the TVA Act for each director, including former directors, and for the Chair of the TVA Board are listed below:

TVA Board Annual Stipends
Name	Annual Stipend
J. Mitchell Graves	$70,000
L. Jeffrey Hagood	64,000
Arthur L. Graham	62,700
Randall E. Jones	64,000
Robert P. Klein	64,000
A. Wade White	64,000
William J. Renick (former director)	70,000

The following table provides information on the compensation received by TVA's directors, including former directors, during 2026:

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1)	All Other Compensation(2)	Total
J. Mitchell Graves	$47,565	$—	$—	$—	$—	$476	$48,041
L. Jeffrey Hagood	45,493	—	—	—	—	455	45,948
Arthur L. Graham	44,131	—	—	—	—	2,207	46,338
Randall E. Jones	44,529	—	—	—	—	2,227	46,756
Robert P. Klein	63,815	—	—	—	—	3,191	67,006
A. Wade White	63,815	—	—	—	—	3,191	67,006
William J. Renick (former director)	29,938	—	—	—	—	1,605	31,543
Notes
(1) TVA directors do not participate in the TVARS Retirement Plans, TVA's RP, or any nonqualified deferred compensation plan available to TVA employees. However, as appointed officers of the U.S. government, the directors are members of FERS. FERS is administered by the federal Office of Personnel Management, and information regarding the value of FERS pension benefits is not available to TVA.
(2) These amounts include TVA's non-elective and matching contributions to the Thrift Savings Plan.

The directors are not eligible to participate in any incentive programs available to TVA employees.  The directors do not participate in the TVARS Retirement Plans and do not participate in TVA's RP.  However, as appointed officers of the U.S. government, the directors are members of the Federal Employees Retirement System ("FERS").  FERS is a tiered retirement plan that includes three components: (1) Social Security benefits, (2) the Basic Benefit Plan, and (3) the Thrift Savings Plan ("TSP").  As members of FERS, each director is required to make a mandatory percentage contribution of his or her stipend to the Basic Benefit Plan in the amount of 0.8 percent for those directors appointed prior to January 1, 2013, 3.1 percent for those directors appointed between January 1, 2013, and December 31, 2013, and 4.4 percent for those directors appointed on or after January 1, 2014.

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

Compensation Committee Interlocks and Insider Participation

The People and Governance Committee of the TVA Board currently consists of the following directors: L. Jeffrey Hagood, Chair, J. Mitchell Graves, and Robert P. Klein.

No member of this Committee was at any time during 2026 or at any other time an officer or employee of TVA, and no member of this committee had any relationship with TVA requiring disclosure under Item 404 of Regulation S-K. No executive officer of TVA has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the People and Governance Committee during 2026.

Compensation Committee Report

The People and Governance Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Committee recommended to the TVA Board that the Compensation Discussion and Analysis be included in this Annual Report.

People and Governance Committee

L. Jeffrey Hagood, Chair
J. Mitchell Graves
Robert P. Klein

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

TVA also has access to a financing arrangement with the United States Department of the Treasury ("U.S. Treasury").  TVA and the U.S. Treasury have a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  There were no outstanding borrowings under the facility at September 30, 2026. This credit facility has a maturity date of September 30, 2027, and is typically renewed annually.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s.  See Note 15 — Debt and Other Obligations — Credit Facility Agreements.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees of Ernst & Young LLP for audit, audit-related, and other services for the years ended September 30, 2026 and 2025:

Principal Accountant Fees and Services (in actual dollars)
Year	Principal Accountant	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees	All Other Fees(3)	Total
2026	Ernst & Young LLP	$5,967,401	$208,499	$—	$7,200	$6,183,100
2025	Ernst & Young LLP	4,141,357	806,449	—	7,200	4,955,006
Notes
(1)  Audit fees consist of payments for professional services rendered in connection with the audit of TVA's annual financial statements, including the annual attestation on internal control over financial reporting; review of interim financial statements included in TVA's quarterly reports; audit of TVA's fuel cost adjustment; federal financial reporting responsibilities for the preparation and audit of the 2026 and 2025 federal consolidated financial statements of which TVA is a component; and Bond offering and other financing comfort letters. Audit fees for 2026 and 2025 include incremental procedures for non-routine or non-recurring audit matters requiring additional effort.  Audit fees for 2026 also include incremental audit procedures associated with the implementation of a new enterprise resource planning cloud-based financial system and related changes to processes, procedures, and controls.
(2) Audit-related fees primarily reflect pre-implementation assessments related to information technology system upgrades.
(3) All other fees reflect accounting and financial reporting research software license costs.

The TVA Board has an Audit, Risk, and Cybersecurity Committee ("Audit Committee").  Under the TVA Act, the Audit Committee, in consultation with the Inspector General, recommends to the TVA Board the selection of an external auditor.  TVA's Audit Committee, in consultation with the Inspector General, recommended that the TVA Board select Ernst & Young LLP as TVA's external auditor for the 2026 and 2025 audits and other related services, and the TVA Board approved these recommendations.

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

The Audit Committee pre-approved all audit services for 2026 and 2025.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents have been filed as part of this Annual Report on Form 10-K for the fiscal year ended September 30, 2026 ("Annual Report"):

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
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 000-52313)

3.2
Bylaws of the Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014 (Incorporated by reference to Exhibit 3.2 to TVA's Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as Amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1
Third Amended and Restated July Maturity Credit Agreement Dated as of July 10, 2026, Among Tennessee Valley Authority, as the Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent, The Toronto-Dominion Bank, New York Branch, as Letter of Credit Issuer and a Lender, Bank of America, N.A., Canadian Imperial Bank of Commerce, New York Branch, Morgan Stanley Bank, N.A., The Bank of New York Mellon, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on July 15, 2026, File No. 000-52313)

10.2
Third Amended and Restated September Maturity Credit Agreement Dated as of September 10, 2025, Among Tennessee Valley Authority, as the Borrower, Royal Bank of Canada, as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on September 15, 2025, File No. 000-52313)

10.3
$500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on August 7, 2015, File No. 000-52313)

10.4
First Amendment Dated as of February 28, 2017, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on March 3, 2017, File No. 000-52313)

10.5
Second Amendment Dated as of February 21, 2018, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on February 26, 2018, File No. 000-52313)

10.6
Third Amendment Dated as of February 27, 2020, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, and February 21, 2018, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on March 3, 2020, File No. 000-52313)

10.7
Fourth Amendment Dated as of January 5, 2023, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, February 21, 2018, and February 27, 2020, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on January 6, 2023, File No. 000-52313)

10.8
Fifth Amendment Dated as of June 14, 2024, to the $500,000,000 February Maturity Credit Agreement Dated as of August 7, 2015, and Amended as of February 28, 2017, February 21, 2018, February 27, 2020, and January 5, 2023, Between TVA and Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on June 14, 2024, File No. 000-52313)

10.9	TVA Discount Notes Selling Group Agreement (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.10
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.4 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.11
Amendment Dated as of December 4, 2013, to Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-52313)

10.12
Second Amendment Dated as of August 28, 2015, to Electronotes® Selling Agent Agreement Dated as of June 1, 2006, and Amended as of December 4, 2013, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.9 to TVA's Annual Report on Form 10-K for the year ended September 30, 2015, File No. 000-52313)

10.13
Assumption Agreement Between TVA and Incapital LLC Dated as of February 29, 2008, Relating to the Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 000-52313)

10.14
Facility Lease-Purchase Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.15
Head Lease Agreement Dated as of January 17, 2012, Among the United States of America, TVA, and John Sevier Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.16^
Asset Purchase Agreement Dated as of August 6, 2013, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.33 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.17
Facility Lease-Purchase Agreement Dated as of August 9, 2013, Between Southaven Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.34 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.18
Head Lease Agreement Dated as of August 9, 2013, Among the United States of America, TVA, and Southaven Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.35 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.19
Facility Lease-Purchase Agreement Dated as of October 2, 2024, Between Johnsonville Aeroderivative Combustion Turbine Generation LLC and TVA (Incorporated by reference to Exhibit 10.24 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2024, File No. 000-52313)

10.20
Head Lease Agreement Dated as of October 2, 2024, Among the United States of America, TVA, and Johnsonville Aeroderivative Combustion Turbine Generation LLC (Incorporated by reference to Exhibit 10.25 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2024, File No. 000-52313)

10.21
Construction Management Agreement Dated as of October 2, 2024, Between Johnsonville Aeroderivative Combustion Turbine Generation LLC and TVA (Incorporated by reference to Exhibit 10.26 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2024, File No. 000-52313)

10.22
Head Lease Agreement Dated as of May 26, 2026, Among the United States of America, TVA, and Cumberland Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.6 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, File No. 000-52313)

10.23
Facility Lease-Purchase Agreement Dated as of May 26, 2026, Between Cumberland Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.7 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, File No. 000-52313)

10.24
Construction Management Agreement Dated as of May 26, 2026, Between Cumberland Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.8 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, File No. 000-52313)

10.25^
Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.26^
Consent Decree Among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children's Earth Foundation, and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.27†
Amended and Restated TVA Compensation Plan Approved by the TVA Board on May 9, 2024 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on May 9, 2024, File No. 000-52313)

10.28†	Amended and Restated TVA Compensation Plan Approved on May 21, 2026 (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on May 28, 2026, File No. 000-52313)

10.29†
Amended and Restated Supplemental Executive Retirement Plan Approved on October 1, 2025 (Incorporated by reference to Exhibit 10.29 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2025, File No. 000-52313)

10.30†
Amended and Restated Executive Annual Incentive Plan Approved as of April 3, 2025 (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 000-52313)

10.31†	Amended and Restated Executive Annual Incentive Plan Approved on May 21, 2026 (Incorporated by reference to Exhibit 10.2 to TVA’s Current Report on Form 8-K filed on May 28, 2026, File No. 000-52313)

10.32†
Amended and Restated Deferred Compensation Plan Approved by the TVA Board on May 9, 2024 (Incorporated by reference to Exhibit 10.7 to TVA's Current Report on Form 8-K filed on May 9, 2024, File No. 000-52313)

10.33†
Amended and Restated Long-Term Incentive Plan Approved on November 6, 2025 (Incorporated by reference to Exhibit 10.32 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2025, File No. 000-52313)

10.34†	Amended and Restated Long-Term Incentive Plan Approved on May 21, 2026 (Incorporated by reference to Exhibit 10.3 to TVA’s Current Report on Form 8-K filed on May 28, 2026, File No. 000-52313)

10.35†
Amended and Restated Executive Severance Plan Approved as of April 3, 2025 (Incorporated by reference to Exhibit 10.5 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 000-52313)

10.36†	Amended and Restated Executive Severance Plan Approved as of November 10, 2026

10.37†
Amended and Restated Restoration Plan Approved on November 6, 2025 (Incorporated by reference to Exhibit 10.35 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2025, File No. 000-52313)

10.38†	Retention Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.39†	Offer Letter to Michael D. Skaggs Dated as of April 24, 2026 (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on April 24, 2026, File No. 000-52313)

10.40†	Offer Letter to Michael D. Skaggs Dated as of November 10, 2026

10.41†	Offer Letter to Donald A. Moul Approved as of May 24, 2021 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 000-52313)

10.42†	Offer Letter to Donald A. Moul Accepted as of March 25, 2025 (Incorporated by reference to Exhibit 10.7 to TVA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 000-52313)

10.43†
Offer Letter to Thomas C. Rice Accepted as of January 13, 2025 (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, File No. 000-52313)

10.44†
Compensation Letter to Thomas C. Rice Dated as of July 24, 2025 (Incorporated by reference to Exhibit 10.44 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2025, File No. 000-52313)

10.45†	Offer Letter to Thomas C. Rice Dated as of November 10, 2026

10.46†
Offer Letter to Matthew M. Rasmussen Dated as of July 24, 2025 (Incorporated by reference to Exhibit 10.45 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2025, File No. 000-52313)

10.47†	Offer Letter to Allen A. Clare Dated as of November 11, 2026

10.48†	Offer Letter to Rebecca C. Tolene Dated as of April 10, 2025 (Incorporated by reference to Exhibit 10.46 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2025, File No. 000-52313)

10.49†
Compensation Letter to Rebecca C. Tolene Dated as of July 17, 2025 (Incorporated by reference to Exhibit 10.47 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2025, File No. 000-52313)

10.50†	Offer Letter to Jeremy P. Fisher Dated as of July 17, 2025 (Incorporated by reference to Exhibit 10.48 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2025, File No. 000-52313)

10.51*†
Separation and Release Agreement Between TVA and Donald A. Moul Dated as of April 7, 2026 (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, File No. 000-52313)

10.52*†
Separation and Release Agreement Between TVA and Rebecca Tolene Dated as of February 4, 2026 (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, File No. 000-52313)

10.53*†
Separation and Release Agreement Between TVA and Jeremy Fisher Dated as of March 2, 2026 (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, File No. 000-52313)

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

^ Certain schedules(s) and/or exhibit(s) have been omitted. TVA hereby undertakes to furnish supplementally copies of any of the omitted schedules and/or exhibits upon request by the Securities and Exchange Commission.

ITEM 16.  FORM 10-K SUMMARY

    Not applicable.

SIGNATURES

    Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 12, 2026		TENNESSEE VALLEY AUTHORITY
(Registrant)
		By:	/s/ Michael D. Skaggs
Michael D. Skaggs
Chief Executive Officer (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Skaggs	Chief Executive Officer	November 12, 2026
Michael D. Skaggs	(Principal Executive Officer)

/s/ Thomas C. Rice	Executive Vice President and	November 12, 2026
Thomas C. Rice	Chief Financial Officer
(Principal Financial Officer)

/s/ Diane Wear	Vice President and Controller	November 12, 2026
Diane Wear	(Principal Accounting Officer)

/s/ J. Mitchell Graves	Chair	November 12, 2026
J. Mitchell Graves

/s/ L. Jeffrey Hagood	Director	November 12, 2026
L. Jeffrey Hagood

/s/ Arthur L. Graham	Director	November 12, 2026
Arthur L. Graham

/s/ Randall E. Jones	Director	November 12, 2026
Randall E. Jones

/s/ Robert P. Klein	Director	November 12, 2026
Robert P. Klein

/s/ A. Wade White	Director	November 12, 2026
A. Wade White